Form 10-K
period 1994-12-31
FISERV INC
filed 1995-02-28
CIK 798354

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                       COMMISSION FILE NO. 0-14948

                              FISERV, INC.
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

                    WISCONSIN                              39-1506125
          --------------------------------             -------------------
           (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

255 FISERV DRIVE, BROOKFIELD, WISCONSIN                            53045
- - - - - ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code:  (414) 879-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                  NONE
                             ----------------
                             (Title of Class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       COMMON STOCK, $.01 PAR VALUE
                       ----------------------------
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1995: $842,257,834

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1995: 39,174,783

DOCUMENTS INCORPORATED BY REFERENCE: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.
1994 Annual Report to Shareholders - Parts II, IV
Proxy Statement for March 30, 1995 Meeting - Part III

                       FISERV, INC. AND SUBSIDIARIES
                                 FORM 10-K
                             DECEMBER 31, 1994
PART I                                                         Page

Item 1.   Business                                             1

Item 2.   Properties                                           10

Item 3.   Legal Proceedings                                    11

Item 4.   Submission of Matters to a Vote of Security Holders  11

PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Shareholder Matters                          11

Item 6.   Selected Financial Data                              11

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        11

Item 8.   Financial Statements and Supplementary Data          11

Item 9.   Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure   11

PART III

Item 10.  Directors and Executive Officers of the Registrant   11

Item 11.  Executive Compensation                               11

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                       11

Item 13.  Certain Relationships and Related Transactions       11


PART IV

Item 14.  Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                        12

                      ------------------------------

                                  PART I
                      ------------------------------


ITEM 1.  BUSINESS

     FIserv was formed on July 31, 1984, through the combination of two major regional data processing firms located in Milwaukee, Wis., and Tampa, Fla. These firms-- FIserv Milwaukee and FIserv Tampa--began their operations in 1964 and 1971, respectively, as the data processing operations of their parent financial institutions. Historically, operations were expanded by developing a range of services for their parent organizations as well as other financial institutions.
     Since its organization in 1984, the Company has grown through the continuing development of highly-specialized services and product enhancements, the addition of new clients and the acquisition of firms complementing the FIserv organization.

BUSINESS RESOURCES

     FIserv operates centers nationwide for full-service financial data processing, software system development, item processing and check imaging, multiple technology support and related product businesses. In addition, the Company has business support centers in London, England, and Singapore. The FIserv organization, headquartered in Brookfield, Wis., is aligned to meet the variety of information technology and related product and service needs of the financial industry.
     The SAVINGS & COMMUNITY BANK GROUP provides service bureau processing for savings institutions and community bank clients, and item processing services for all FIserv clients nationwide. Business units within the Savings & Community Bank Group are aligned by regional markets as follows:
     Western Region locations: Phoenix, Ariz.; Fullerton, Los Angeles, San Diego and San Francisco, Calif.; Seattle, Wash.
     Southwest Region locations: Little Rock, Ark.; Denver, Colo.; Bowling Green, Ky.; New Orleans, La.; Beaumont, Dallas, Houston and San Antonio,
Texas.
     Midwest Region locations: Minneapolis and St. Paul, Minn.; Fargo, N.D.; Sioux Falls, S.D.
     Central Region locations: Chicago, Marion and Pontiac, Ill.; Davenport and Des Moines, Iowa; Brookfield and Milwaukee, Wis.
     Eastern Region locations: Jacksonville, Miami and Tampa, Fla.; Atlanta and Macon, Ga.; Pittsburgh, Pa.; Memphis and Nashville, Tenn.
     Northeast Region locations: New Haven, Conn.; Boston and Somerville, Mass.; New York, N.Y.; Cleveland, Ohio.
     The BANK & CREDIT UNION GROUP includes FIserv sectors and business units that provide service bureau processing, in-house software systems and strategic outsourcing for national and international bank, mortgage bank and credit union clients. The Bank & Credit Union Group includes the following:
     Bank Services Sector with business units in Covina and Fresno, Calif.; Orlando, Fla.; Honolulu, Hawaii; Pittsburgh, Pa.; Spokane, Wash.; and international business locations in London, England, and Singapore.
     Computer Services Sector with business units in Arlington Heights, Ill.; Oklahoma City, Okla.; and a major computer utility in Philadelphia, Pa.
     Credit Union Sector with business units in Titusville, Fla.; Chicago, Ill.; Flint and Troy, Mich.; Minneapolis, Minn.; and Corvallis, Ore.

     Additional business units within the Bank & Credit Union Group include Data-Link Systems, serving mortgage banks; Government Services & Specialized Outsourcing; and FIserv EFT (electronic funds transfer services).
     The INDUSTRY PRODUCTS & SERVICES GROUP includes all FIserv products and service company businesses marketing to clients within the FIserv Corporate Groups, as well as marketing direct to clients within the financial, healthcare, insurance, retail, telecommunications and related industries.
     The Industry Products & Services Group includes Cadre, Inc. disaster recovery services (Hartford, Conn.); Communications Design marketing services (Sacramento, Calif.); DataPro Card Services (Indianapolis, Ind.); FIserv Forms & Graphics (Seattle, Wash.); FIserv Human Resource Information Services (Melville, N.Y.); FIserv Image Integration Technology (Maitland, Fla.); National Embossing Company card services (Houston, Texas); RECOM Associates, Inc. network consulting (Tampa, Fla.); and Sendero Corporation asset/liability management and decision support systems (Scottsdale, Ariz.).
     FIRST TRUST CORPORATION, a FIserv subsidiary company based in Denver, Colo., provides specialized account processing, administration and trusteeship of self-directed IRAs, business retirement plans and custodial accounts.
Founded in 1962, the First Trust organization administers more than 290,000 self-directed retirement plans, with an asset value of over $12.56 billion.

BUSINESS STRATEGY

     The market for products and services offered by financial institutions continues to undergo change. New alternative lending and investment products are being introduced and implemented by the industry; the distinctions among financial services traditionally offered by savings and loan associations, banks and credit unions are narrowing; and financial institutions continue to diversify and to consolidate, some under the auspices of the Resolution Trust Corporation (RTC), the Federal Deposit Insurance Corporation (FDIC) and the Credit Union National Association (CUNA).
     Management believes that although federally-mandated consolidations have reduced the number of financial institutions in the United States, such consolidations have not resulted in a material reduction of the number of customer accounts serviced by the financial industry as a whole. Additionally, there are new entrants to the once limited financial services industry, which open new markets for FIserv services.
     To stay competitive in this changing marketplace, financial institutions are finding they must meet the growing needs of their customers for a broad variety of new products and services that are typically transaction-oriented and fee-based. The growing volume of transactions and types of accounts has increased the data processing requirements of these institutions. As a consequence, FIserv management believes that the financial services industry has become one of the largest users of data processing products and services within the United States.
     Moreover, FIserv expects that the industry will continue to require significant commitments of capital and human resources to the data processing function, to require application of more specialized computer systems, and to require development, maintenance and enhancement of applications software. FIserv believes that economies of scale in data processing operations are essential to justify the required level of expenditures and commitment of human resources.

     In response to these market dynamics, the means by which financial institutions obtain data processing services has changed. Many smaller, local and regional third-party data processors are leaving the business or consolidating with larger providers. A number of large financial institutions previously providing third-party processing services for other institutions have withdrawn from the business to concentrate on their primary, core businesses. Similarly, an increasing number of financial institutions that previously maintained their own data processing ability have outsourced their data processing requirements by contracting with third-party processors, such as FIserv, to reduce costs and enhance their products and services. Outsourcing can involve the utilization of service bureaus, facilities management or resource management.
     To capitalize on these industry trends and to become the premier national provider of data processing products and services, FIserv has implemented a strategy of continuing to develop new products, improving the cost effectiveness of services provided to clients, aggressively soliciting new clients and making strategic acquisitions.

ACQUISITION HISTORY

Founded  Acquired   Business                                                Service
- - - - - -------  --------   --------                                                -------
1964     July 1984  First Data Processing, Milwaukee, Wis.                  Data processing
1971     July 1984  Sunshine State Systems, Tampa, Fla.                     Data processing
1966     Nov. 1984  Central Processing Corp., San Antonio, Texas            Data processing

1982     Oct. 1985  Sendero Corporation, Scottsdale, Ariz.                  Asset/liability management
1962     Oct. 1985  First Trust Corporation, Denver, Colo.                  DP for retirement planning
1962     Oct. 1985  First Retirement Marketing, Denver                      Retirement planning services

1973     Jan. 1986  On-Line, Inc., Seattle, Wash.                           Data processing, forms
1966     May  1986  First City Financial Systems, Inc., Beaumont, Texas     Data processing

1962     Feb. 1987  Pamico, Inc., Milwaukee, Wis.                           Specialized forms
1975     Apr. 1987  Midwest Commerce Data Corp., Elkhart, Ind.              Data processing
1969     Apr. 1987  Fidelity Financial Services, Inc., Spokane, Wash.       Data processing
1965     Oct. 1987  Capbanc Computer Corporation, Baton Rouge, La.          Data processing

1971     Feb. 1988  Minnesota On-Line Inc., Minneapolis, Minn.              Data processing
1965     May  1988  Citizens Financial Corporation, Cleveland, Ohio         Data processing
1980     May  1988  ZFC Electronic Data Services, Inc., Bowling Green, Ky.  Data processing
1969     June 1988  GESCO Corporation, Fresno, Calif.                       Data processing
1967     Nov. 1988  Valley Federal Data Services, Los Angeles, Calif.       Data processing

1982     May  1989  Triad Software Network, Ltd., Chicago, Ill.             Data processing
1969     Aug. 1989  Northeast Datacom, Inc., New Haven, Conn.               Data processing

1978     Feb. 1990  Financial Accounting Services Inc., Pittsburgh, Pa.     Data processing
1974     June 1990  Accurate Data On Line, Inc., Titusville, Fla.           Data processing
1982     June 1990  GTE EFT Services Money Network, Fresno, Calif.          EFT networks
1968     July 1990  First Interstate Management, Milwaukee, Wis.            Data processing
1982     Oct. 1990  GTE ATM Networks, Fresno, Calif.                        EFT networks
1867     Nov. 1990  Boston Safe Deposit & Trust Co. IP Services, Boston     Item processing
1968     Dec. 1990  First Bank, N.A. IP Services, Milwaukee, Wis.           Item processing

1979     Apr. 1991  Citicorp Information Resources, Inc., Stamford, Conn.   Data processing
1980     Apr. 1991  BMS Processing, Inc., Randolph, Mass.                   Item processing
1979     May  1991  FHLB of Dallas IP Services, Dallas, Texas               Item processing
1980     Nov. 1991  FHLB of Chicago IP Services, Chicago, Ill.              Item processing

1977     Feb. 1992  Data Holdings, Inc., Indianapolis, Ind.                 Automated card services
1980     Feb. 1992  BMS On-Line Services, Inc. (assets), Randolph, Mass.    Data processing
1982     Mar. 1992  First American Information Services, St. Paul, Minn.    Data processing
1981     July 1992  Cadre, Inc., Avon, Conn.                                Disaster recovery
1992     July 1992  Performance Analysis, Inc., Cincinnati, Ohio            Asset/liability management
1986     Oct. 1992  Chase Manhattan Bank, REALM Software, New York          Asset/liability management
1984     Dec. 1992  Dakota Data Processing, Inc., Fargo, N.D.               Data processing
1983     Dec. 1992  Banking Group Services, Inc., Somerville, Mass.         Item processing

1968     Feb. 1993  Basis Information Technologies, Atlanta, Ga.            Data processing, EFT
1986     Mar. 1993  IPC  Services Corporation (assets), Denver, Colo.       Item processing
1973     May  1993  EDS Item Processing Contracts, Seattle, Wash.           Item processing
1982     June 1993  Datatronix Financial Services, San Diego, Calif.        Item processing
1966     July 1993  Data Line Service, Covina, Calif.                       Data processing
1978     Nov. 1993  Financial Processors, Inc., Miami, Fla.                 Data processing
1974     Nov. 1993  Financial Data Systems, Jacksonville, Fla.              Item processing
1961     Nov. 1993  Financial Institutions Outsourcing, Pittsburgh, Penn.   Data processing
1972     Nov. 1993  Data-Link Systems, South Bend, Ind.                     Data processing

1985     Apr. 1994  National Embossing Company, Inc., Houston, Texas        Automated card services
1962     May  1994  Boatmen's Information Systems of Iowa, Des Moines       Data processing
1981     Aug. 1994  FHLB of Atlanta IP Services, Atlanta, Ga.               Item processing
1989     Nov. 1994  CBIS Imaging Technology Banking Unit, Maitland, Fla.    Imaging technology
1987     Dec. 1994  RECOM Associates, Inc., Tampa, Fla.                     Network integration

DATA PROCESSING SERVICES

     FIserv provides clients with the opportunity to select among integrated software systems for account, item and financial transaction processing and record keeping as a service bureau, an in-house solution or a resource/facilities management alternative. These systems include:
management, customer and regulatory reporting; integrated executive information systems and related data base management products for business operations, analysis, marketing and accounting; specialized item processing; and electronic funds transfer services.
     FIserv provides clients with a variety of additional industry-related products and services through its subsidiary organizations. These include account processing, administration and trusteeship of self-directed individual and business retirement plans; educational services and micro computer solutions for measuring and managing interest rate risks; marketing communications and graphic design services; design, inventory and delivery of a wide range of industry specific business forms; plastic card products and services; and disaster recovery services.

     The Company's ongoing data processing support products and services for client institutions include:

     Relationship Banking Capabilities  Customized Database Extracts and Reports
     Loan and Deposit Products          Remote Printing and Optical Disk System
     Multi-branch and Multi-company     ATM, Point of Sale and ACH Financial
       Financial Accounting               Accounting
     Transaction Processing             Item Processing and Image Integration
     Management Information System      Installation Services
     Platform and Teller Automation     Ongoing Client Services
     Customer Profitability             Research and Development
     Mortgage Banking                   Disaster Recovery Services and
     Accounts Payable                     Contingency Planning
     Asset/Liability Management         Regulatory Compliance
     Investment Accounting and Analysis Multiple Terminal Support
     Safe Deposit Box Accounting        Plastic Card Products and Services

     FIserv data processing services are designed specifically for the various international, national, regional or local business and marketing environments of banks, credit unions, savings institutions and other financial intermediaries.

COMPREHENSIVE SERVICE DIMENSION

     FIserv focuses on providing financial data processing systems and related information management services and products to banks, credit unions, mortgage firms, savings institutions and other financial intermediaries. This emphasis allows the Company to concentrate its advanced technology, industry experience, research and development on creating and supporting solutions uniquely designed for financial institutions and other clients. Based on 1993 market surveys of total clients served, FIserv is the nation's leading independent data processing provider for banks, savings institutions and credit unions with assets over $25 million.
     FIserv data processing solutions are delivered based on the client's preferred operating environment: data center service bureau systems and support; in-house software systems development and support; facilities and resource management services; and strategic alliances with specialized technology providers.
     Complementary products and services offered include: item processing and imaging technology services; backroom automation software systems; electronic funds transfer services; plastic cards and related card management services; rate risk management systems; self- directed retirement plan processing; network installation and integration services; human resource outsourcing; disaster recovery; design and production of business forms and marketing literature; and delivery and support of leading third-party software and hardware products.
     FIserv provides traditional service bureau capabilities on multiple hardware platforms, offering clients the flexibility of online systems compatible with their preferred equipment and hardware. Through cooperative regional and national R&D efforts among FIserv centers, the Company continually enhances its existing products and offers innovative new services to help clients respond to the unique requirements of their customers.
     For those clients desiring an in-house solution, FIserv has multiple, advanced in-house software systems. The proprietary software is easy to use, and gives institutions the flexibility to design and implement their own products, services and reporting systems--depending on their specific needs.

     Additional full-service solutions include facilities management (managing all data processing functions with FIserv personnel at the client's site), resource management (operating a client's data processing software at a FIserv data center) and government services (specialized joint ventures and servicing operations for the Resolution Trust Corporation and other government agencies). Worldwide, FIserv offers a comprehensive software system designed for both international and domestic financial institutions. This fully integrated, in-house retail banking system features multi-currency and multi-lingual capabilities.
     FIserv is a leading provider of data processing services for mortgage banks, ranking second in the industry. These mortgage software systems offer online, real-time loan origination servicing and secondary marketing solutions that can be tailored to meet an organization's specific goals.
     FIserv is a leading provider of item processing services and check imaging technology, with the nation's largest check processing client base. The Company offers a full line of item processing services, including inclearing, bulk filing, account reconciliation, transit and lockbox services. For institutions seeking check imaging services, FIserv offers image and document management systems that provide business solutions for the acquisition, management, storage and presentation of check and document images.
     FIserv offers financial institutions PC-based productivity tools that deliver software, service and support to meet their backroom automation and customer service needs. These systems are designed to streamline backroom operations by reducing time, keystrokes and labor.
     FIserv is among the nation's leading third-party providers of electronic funds transfer (EFT) services. The Company offers transaction authorization, automated teller machine (ATM) driving, ATM and point-of-sale (POS) network gateway access.
     In conjunction with these EFT services, FIserv supports a full line of ATM, POS, debit and credit card programs. Included are design, embossing and encoding of plastic cards and forms, card personalization, data processing for file creation and maintenance, and card/forms processing.
     A leader in asset/liability management, FIserv is a worldwide provider of integrated decision-support systems for financial managers. These solutions include software for data management, profitability measurement, funds transfer pricing and executive information. Consulting services further enhance and expedite the total financial management process.
     FIserv also provides office automation and communications network integration services to the financial industry and other clients. These services include hardware and software installation, maintenance, on-site education and support for financial institution clients, as well as clients of other leading information technology providers.
     FIserv offers a full range of human resource, payroll and benefit services to the financial industry and large national and international organizations.
     Through a specialized computer facility in Connecticut, FIserv provides a complete range of business back-up and disaster recovery services.
     FIserv offers business forms design, production and distribution services, combining expertise in business forms, printing and print design with an in-depth knowledge of the financial industry's requirements. Other services include print communications needs analysis and concept development, design, project management and print production for annual reports, company literature and other business communications.
     First Trust Corporation, a specialized provider of account processing, administration and trusteeship of self-directed individual and business retirement plans, is the largest provider of its kind in the nation. Based in Denver, Colo., this FIserv company specifically assists financial representatives and other financial service intermediaries in managing information through its proprietary data base technology.

SERVICING THE MARKET

     The market for FIserv data processing services and products has specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, reliability of service, comprehensiveness and integration of product line, timely introduction of new products and features, and cost value. Through its multiple product offerings, the Company successfully services these market needs for clients ranging in size from start-up to some of the largest institutions worldwide.
     FIserv believes that the position it holds as an independent, growth-oriented company dedicated to its business is an advantage to its clients. The Company differs from many of the data processing resources currently available since it isn't a regional or local cooperatively- owned organization, nor a data processing subsidiary, an affiliate of a financial institution or a hardware vendor. Due to the economies of scale gained through its broad market presence, FIserv offers clients a selection of data processing solutions designed to meet the specific needs of financial institutions.
     The Company believes this independence and primary focus on the financial industry helps its business development and related Client Service and Product Support teams remain responsive to the data processing needs of its market, now and for the future.
     "The Client Comes First" is one of the Company's founding principles. It's a belief backed by a dedication to providing ongoing client service and support-
- - - - - -no matter the institution size. The FIserv Client Support and Account Management staff is responsible for the day-to-day interface with the operations of clients.
     The Company's commitment of substantial resources to training and technical support helps keep FIserv clients first. FIserv conducts the majority of its new and ongoing client training in its data centers, where the Company maintains fully-equipped demonstration and training facilities containing equipment used in the delivery of FIserv services. FIserv also provides local and on-site training services.

PRODUCT DEVELOPMENT

     In order to meet the changing data processing needs of the financial institutions served by FIserv, the Company continually develops, maintains and enhances its systems. Resources applied to product development and maintenance are believed to be approximately 10% of company revenues, about half of which is dedicated to software development.
     Unique to FIserv, its network of development and data processing centers applies the shared expertise of multiple FIserv teams to design, develop and maintain specialized processing systems around the leading technology platforms. The applications of its account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market-specific financial service environments of the Company's many clients.
     Though all FIserv centers rely on the Company's nationally developed and supported software, each center has specialized capabilities that enable them to offer system application features and functions unique to their client base. Where the client's requirements warrant, FIserv purchases software programs from third parties which are interfaced with existing FIserv systems. In developing its products, FIserv stresses responsiveness to the needs of its clients through close client contact.
     FIserv provides a dedicated system designed, developed, maintained and enhanced according to each client's goals for service quality, business development, asset/liability mix, local-market positioning and other user-defined parameters.

COMPETITION

     The market for data processing services to banks, credit unions and savings institutions is highly competitive. The Company's principal competitors include internal data processing departments, data processing affiliates of financial institutions or large computer hardware manufacturers, independent computer service firms and processing centers owned and operated as user cooperatives. FIserv competitors include EDS, M&I, AT&T Global Information Solutions, ISSC(IBM) and various regional firms. Certain of these competitors possess substantially greater financial, sales and marketing resources than the Company. Competition from in-house data processing and software departments is intensified by the efforts of computer hardware vendors who encourage the growth of internal data centers.
     Competitive factors for data processing services include product quality, reliability of service, comprehensiveness and integration of product line, timely introduction of new products and features, and price. The Company believes that it competes favorably in each of these categories. In addition, the Company believes that its position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution or a hardware vendor, is a competitive advantage.
     First Trust competes with a number of large and small providers of retirement plan administration services.

GOVERNMENT REGULATION

     The Company's data processing subsidiaries are not themselves directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. As a provider of services to these entities, however, the data processing operations are observed from time to time by the Federal Deposit Insurance Corporation, the National Credit Union Association, the Office of Thrift Supervision, the Office of the Comptroller of the Currency and various state regulatory authorities. These regulators make certain recommendations to the Company regarding various aspects of its data processing operations. Such recommendations are generally implemented by the Company. In addition, the Company's operations are reviewed annually by an independent auditor to provide required internal control evaluations for its clients' auditors and regulators.
     As a trust company under Colorado law, First Trust is subject to the regulations of the Colorado Division of Banking. First Trust historically has complied with such regulations and, although no assurance can be given, the Company believes First Trust will continue to be able to comply with such regulations. Commencing in 1991, First Trust received approval of its application for Federal Deposit Insurance Corporation coverage of its customer deposits.

EMPLOYEES

     FIserv employs 6,195 specialists throughout the United States and worldwide in its information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other direct experience in banks, credit unions, mortgage firms, savings and other financial institution business environments.
     FIserv employees provide expertise in sales and marketing; account management and client services; computer operations, network control and technical support; programming, software development, modification and maintenance; conversions and client training; and related support services.

     FIserv employees are not represented by a union, and there have been no work stoppages, strikes or organizational attempts. The service nature of the FIserv business makes its employees an important corporate asset, and while the market for qualified personnel is competitive, the Company does not experience difficulty with hiring or retaining its staff of top industry professionals. In assessing companies to acquire, the quality and stability of the prospective Company's staff are emphasized.
     Management attributes its ability to attract and keep quality employees to, among other things, the Company's growth and dedication to state-of-the-art software development tools and hardware technologies.

ITEM 2.  PROPERTIES

     FIserv currently operates full-service data centers, software system development centers, and item processing and back-office support centers in 62 cities: Phoenix and Scottsdale, Arizona; Little Rock, Arkansas; Concord, Covina, Fresno, Fullerton, Los Angeles, Sacramento, San Diego and San Francisco, California; Denver, Colorado; Stamford, Hartford and New Haven, Connecticut; Jacksonville, Orlando, Maitland, Miami, Tampa and Titusville, Florida; Atlanta and Macon, Georgia; Honolulu, Hawaii; Arlington Heights, Chicago, Marion and Pontiac, Illinois; Indianapolis and South Bend, Indiana; Davenport and Des Moines, Iowa; Bowling Green, Kentucky; New Orleans, Louisiana; Boston and Somerville, Massachusetts; Flint and Troy, Michigan; Minneapolis and St. Paul, Minnesota; Melville and New York, New York; Fargo, North Dakota; Cleveland, Ohio; Oklahoma City, Oklahoma; Corvallis and Portland, Oregon; Philadelphia and Pittsburgh, Pennsylvania; Sioux Falls, South Dakota; Memphis and Nashville, Tennessee; Beaumont, Dallas, Houston and San Antonio, Texas; Seattle and Spokane, Washington; Brookfield and Milwaukee, Wisconsin. International business centers are located in London, England, and Singapore. The Company owns facilities in Fresno, Hartford, Brookfield, Spokane and Titusville; all other buildings in which centers are located are subject to leases expiring through 1998 and beyond. The Company owns or leases 123 mainframe computers (Data General, Digital, Hewlett Packard, IBM, NCR and Unisys). In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.
     FIserv believes its facilities and equipment are generally well maintained and are in good operating condition. The Company believes that the computer equipment it owns and its various facilities are adequate for its present and foreseeable business. FIserv periodically upgrades its mainframe capability as needed. FIserv contracts with multiple sites to provide processing backup in the event of a disaster and maintains duplicate tapes of data collected and software used in its business in locations away from the Company's facilities.
     FIserv regards its software as proprietary and utilizes a combination of trade secrecy law, internal security practices and employee non-disclosure agreements for protection. The Company has not patented or registered the copyrights on its software. The Company believes that legal protection of its software, while important, is less significant than the knowledge and experience of the Company's management and personnel and their ability to develop, enhance and market new products and services. The Company believes that it holds all proprietary rights necessary for the conduct of its business.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named as defendants in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.



                      ------------------------------

                                  PART II
                      ------------------------------


Pursuant to Instruction G(2) for Form 10-K, the information required in ITEMS 5 THROUGH 8 is incorporated by reference from the Company's annual report to shareholders, included in this Form 10-K - Annual Report as Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                      ------------------------------
                                 PART III
                      ------------------------------


Pursuant to Instruction G(3) to Form 10-K, the information required in ITEMS 10 THROUGH 13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before February 28, 1995, and included in this Form 10-K Annual Report as Exhibit 28.
                      ------------------------------

                                  PART IV
                      ------------------------------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) (1) Financial Statements:

The consolidated financial statements of the companies as of December 31, 1994 and 1993 and for each of the three years in the period ending December 31, 1994, together with the report thereon of Deloitte & Touche LLP, dated January 30, 1995, appear on pages 26 through 38 of the Company's annual report to shareholders, Exhibit 13 to this Form 10-K - Annual Report, and are incorporated herein by reference.

(a) (2)  Financial Statement Schedules

All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

During 1994, the Company did not file any reports on Form 8-K.

(c)   Exhibits:

 3.1 Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 33-62870, and incorporated herein by reference).

 3.2 By-laws, (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 33-62870, and incorporated herein by reference).

 4.1 Credit Agreement dated as of September 30, 1994, by and among FIserv, Inc., the Lenders Party Hereto, First Bank National Association, as Co-Agent and The Bank of New York, as Agent. (Not being filed herewith, but will be provided to the Commission upon its request, pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K.)

 4.2 Note Purchase Agreement dated as of March 15, 1991, as amended, among FIserv, Inc., Aid Association for Lutherans, Northwestern National Life Insurance Company, Northern Life Insurance Company and The North Atlantic Life Insurance Company of America. (Not being filed herewith, but will be provided to the Commission upon its request, pursuant to Item 601(b)
       (4) (iii) (A) of Regulation S-K.)

 4.3 Note Purchase Agreement dated as of April 30, 1990, as amended, among FIserv, Inc. and Teachers Insurance and Annuity Association of America. (Not being filed herewith, but will be provided to the Commission upon its request, pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K.)

 10.   Material contracts.

 10.1 Stock Purchase Agreement, dated as of December 31, 1992, by and between FIserv, Inc. and First Financial Management Corporation, as amended by Amendment dated as of February 10, 1993, included in the Company's Current Report on Form 8-K, dated February 10, 1993, and incorporated herein by reference.

 10.2 Stock and Asset Purchase Agreement, dated as of July 30, 1993, as amended, by and between Mellon Bank Corporation, Mellon Bank, N.A., Mellon Financial Services Corporation #1 and Vertical Technologies, Inc., as Sellers, and FIserv, Inc., as Purchaser.

 11.  Computation of Shares Used in Computing Earnings per Share.

 13.  The 1994 Annual Report to Shareholders.

 21.  List of Subsidiaries of the Registrant.

 23.  Manually signed Auditors' Report and Consent of Independent Auditors.

 28. The Company's definitive proxy statement for the 1995 annual meeting of shareholders to be held on March 30, 1995, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 28, 1995
FISERV, INC.

    /S/ GEORGE D. DALTON
By -------------------------------
   George D. Dalton
   (Chairman of the Board)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 28, 1995.

SIGNATURE                                        CAPACITY

/S/ GEORGE D. DALTON
- - - - - --------------------------------------------
George D. Dalton                            Chairman of the Board
                                            Chief Executive Officer

/S/ LESLIE M. MUMA
- - - - - --------------------------------------------
Leslie M. Muma                              President and Director
                                            Chief Operating Officer

/S/ KENNETH R. JENSEN
- - - - - --------------------------------------------
Kenneth R. Jensen                           Senior Executive Vice President
                                            Chief Financial Officer
                                            Treasurer and Director

/S/ BRUCE K. ANDERSON
- - - - - --------------------------------------------
Bruce K. Anderson                           Director

/S/ GERALD J. LEVY
- - - - - --------------------------------------------
Gerald J. Levy                              Director

 /S/ L. WILLIAM SEIDMAN
- - - - - --------------------------------------------
L. William Seidman                          Director

/S/ THEKLA R. SHACKELFORD
- - - - - --------------------------------------------
Thekla R. Shackelford                       Director

/S/ ROLAND D. SULLIVAN
- - - - - --------------------------------------------
Roland D. Sullivan                          Director