Form 10-Q
period 1995-03-31
FISERV INC
filed 1995-04-24
CIK 798354

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR QUARTER ENDED MARCH 31, 1995           COMMISSION FILE NUMBER 0-14948


                                 FISERV, INC.
             -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              WISCONSIN                                 39-1506125
  ---------------------------------                --------------------
   (State or other jurisdiction of                  (I. R. S. Employer
   incorporation or organization)                   Identification No.)

255 FISERV DRIVE,  BROOKFIELD, WI.                         53045
- --------------------------------------                   ----------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:(414) 879 5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At March 31, 1995, 39,325,842 shares of common stock of the Registrant were outstanding.





                        Exhibit Index appears at page 8.

PART I. FINANCIAL INFORMATION


                         FISERV, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           for the Three Month Periods Ended March 31, 1995 and 1994


                                                     Three Months Ended
                                                         March 31,
                                                      1995       1994
                                                   ---------  ---------
                                                   (In thousands except
                                                     per share amounts)

REVENUES                                             $152,605   $135,896
                                                    ---------  ---------
COST OF REVENUES:
Salaries, commissions and payroll related costs        73,430     66,777
Data processing expenses, rentals
 and telecommunication costs                           22,388     21,048
Other operating expenses                               27,287     25,146
Depreciation and amortization
 of property and equipment                              8,961      6,446
Amortization of intangible assets                       2,746      2,665
Capitalization of internally
 generated computer software                           (1,649)    (2,112)
                                                    ---------  ---------
Total cost of revenues                                133,163    119,970
                                                    ---------  ---------
OPERATING INCOME                                       19,442     15,926
Interest expense-net                                    1,731      1,446
                                                    ---------  ---------
INCOME BEFORE INCOME TAXES                             17,711     14,480
                                                    ---------  ---------
Income tax provision                                    7,262      5,792
                                                    ---------  ---------
NET INCOME                                            $10,449     $8,688
                                                    =========  =========
Net income per common and
 common equivalent share                                $0.26      $0.22
                                                    =========  =========
Shares used in computing
 net income per share                                  40,065     39,605
                                                    =========  =========

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                            MARCH 31,    December 31,
                                               1995          1994
                                           ----------   ----------
                                                 (In thousands)
ASSETS
Cash and cash equivalents                     $30,626      $28,294
Accounts receivable                           117,837      120,033
Prepaid expenses and other assets              35,851       34,391
Trust account investments                     714,641      807,819
Other investments                              62,965       64,777
Property and equipment-net                    121,004      113,448
Internally generated computer software-net     69,388       67,820
Identifiable intangible assets relating
 to acquisitions-net                           32,401       34,090
Goodwill-net                                  152,532      147,686
                                           ----------   ----------
TOTAL                                      $1,337,245   $1,418,358
                                           ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                              $22,054      $21,440
Accrued expenses                               45,807       59,126
Accrued income taxes                            3,075        1,851
Deferred revenues                              22,881       10,836
Trust account deposits                        714,796      809,324
Long-term debt                                136,458      139,864
Other long-term obligations                     2,578        2,314
Deferred income taxes                          27,266       22,800
                                           ----------   ----------
TOTAL LIABILITIES                             974,915    1,067,555
                                           ----------   ----------
STOCKHOLDERS' EQUITY:
Common stock outstanding, 39,326,000 and
 39,157,000 shares, respectively                  393          392
Additional paid-in capital                    184,811      184,574
Unrealized gain on investments                 11,623       11,054
Accumulated earnings                          165,503      154,783
                                           ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                    362,330      350,803
                                           ----------   ----------
TOTAL                                      $1,337,245   $1,418,358
                                           ==========   ==========

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Three-Month Periods Ended March 31, 1995 and 1994

                                                   Three Months Ended
                                                        March 31,
                                                    1995        1994
                                                   --------------------
                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $10,449      $8,688
Adjustments to reconcile income to net cash
 provided by operating activities:
 Deferred income taxes                                4,073       4,500
 Depreciation and amortization of property and
  equipment                                           8,961       6,446
 Amortization of intangible assets                    2,746       2,665
 Capitalization of internally generated computer
  software-net                                       (1,649)     (2,112)
                                                  ---------    --------
                                                     24,580      20,187
Cash provided (used) by changes in assets and
 liabilities, net of effects from acquisitions
 of businesses:
 Accounts receivable                                  2,521       7,884
 Prepaid expenses and other assets                   (1,047)        726
 Accounts payable and accrued expenses              (13,424)    (10,936)
 Deferred revenue                                    10,484       3,565
 Income taxes payable                                 1,224         711
                                                  ---------    --------
Net cash provided by operating activities            24,338      22,137
                                                  ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                               (15,589)    (16,642)
 Investments and other assets                         2,674      (2,252)
 Payment for acquisition of businesses               (4,934)      2,677
 Trust account investments                           93,278    (182,682)
                                                  ---------    --------
Net cash provided (used) by investing activities     75,429    (198,899)
                                                  ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings and other long-term obligations-net      (3,140)      4,573
 Issuance of common stock                               233          (5)
 Trust account deposits                             (94,528)    180,655
                                                  ---------    --------
Net cash provided (used) by financing activities    (97,435)    185,223
                                                  ---------    --------
Change in cash                                        2,332       8,461
Beginning balance                                    28,294      35,934
                                                  ---------    --------
Ending balance                                      $30,626     $44,395
                                                  =========    ========
See notes to consolidated financial statements.

                            FISERV, INC. AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS

1.  PRINCIPLES OF CONSOLIDATION
The consolidated balance sheet as of March 31, 1995, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of FIserv, Inc. and subsidiaries (the Company or the Registrant).

2.  SHARES USED IN COMPUTING NET INCOME PER SHARE
                                                    Three Months Ended
                                                        March 31,
                                                      1995      1994
                                                     -----------------
                                                      (In thousands)
Weighted average number of common shares
outstanding                                           39,251    38,834
Shares issuable upon exercise of options reduced by
the number of shares which could have been
purchased with the proceeds of such exercise             814       771
                                                      ------    ------
Shares used                                           40,065    39,605
                                                      ------    ------


Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.

3.  ACCOUNTING FOR INCOME TAXES
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of March 31, 1995 and December 31,1994 are as follows:
                                                  MARCH, 31      December 31,
                                                    1995             1994
                                                 ------------  ----------------
     Allowance for doubtful accounts               $1,610,000        $1,571,000
     Accrued expenses not currently deductible      8,995,000        11,392,000
     Other                                          2,134,000         1,931,000
     Net operating loss and credit carryforwards    6,850,000         5,901,000
     Deferred costs                                (5,638,000)       (4,911,000)
     Internally generated capitalized software    (28,443,000)      (27,120,000)
     Excess of tax over book depreciation and
       amortization                                (4,697,000)       (4,069,000)
     Unrealized gain on investments                (8,077,000)       (7,495,000)
                                                 ------------    --------------
     Total                                       ($27,266,000)     ($22,800,000)
                                                 ============    ==============

4.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                     Quarter Ended March 31,
                                                          1995      1994
                                                        ----------------
                                                         (In thousands)

     Income taxes paid                                   $1,379      $745
     Interest paid                                        1,690       619
     Liabilities assumed in acquisitions of businesses    2,639
                                                         ----------------

5.  SUBSEQUENT EVENT
Subsequent to March 31, 1995, the Company announced an agreement to acquire Information Technology, Inc., a privately held company, in a transaction to be accounted for as a purchase. The purchase price of $373 million will be paid two-thirds in cash and one-third in shares of FIserv stock. The transaction is expected to close in the second quarter of 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues represented by certain income and expense items and the percentage change in those items.
                                      Three Months Ended
                                           March 31,        Percentage
                                        1995       1994      Increase
                                       -----------------    (Decrease)
                                       Percent of Revenues

Revenues                                100.00%    100.00%     12.30%
Salaries and related costs               48.12      49.14       9.96
Data processing costs                    14.67      15.49       6.37
Other operating expenses                 17.88      18.50       8.51
Depreciation and amortization             5.87       4.74      39.02
Amortization of intangible assets         1.80       1.96       3.04
Capitalization of software-net           (1.08)     (1.55)    (21.92)
                                       -------    -------
Total cost of revenues                   87.26      88.28      11.00
                                       -------    -------
Operating income                         12.74      11.72      22.08
                                       =======    =======

REVENUES
Revenues increased 12.3% from $135.9 million in the first quarter of 1994 to $152.6 in the current first quarter. Approximately 30% of this growth resulted from the inclusion of revenues from the date of purchase of acquired companies and approximately 70% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

COST OF REVENUES
Cost of revenues increased 11.0% from $120.0 million in the first quarter of 1994 to $133.2 million in the current first quarter. Salaries, data processing and other operating expenses all increased at a rate that was lower than the rate of increase for revenues. Depreciation and amortization increased at a higher rate than revenues due to substantial capital expenditures incurred in 1994. Capitalization of software decreased as a percentage of revenue, a trend which is expected to continue.

OPERATING INCOME
Operating income increased 22.1% from $15.9 million in the first quarter of 1994 to $19.4 million in the current first quarter. As a percentage of revenues, operating income improved 1.0% in the first quarter of 1995 as compared to the prior year period.

NET INTEREST EXPENSE
As a result of acquisitions since the first quarter of 1994, which were funded through borrowing, net interest expense increased from $1.4 million in the first quarter of 1994 to $1.7 million in the current first quarter.

INCOME TAX PROVISION
Income taxes were computed at 41% in 1995 and 40% in 1994. The 41% rate is expected to apply throughout the current year.

NET INCOME
Net income grew 20% from $8.7 million in the first quarter of 1994 to $10.4 million in the first quarter of 1995, and net income per share increased 18% from $.22 per share in the first quarter of 1994 to $.26 in the corresponding period of 1995.

LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 1995, cash and cash equivalents increased $2.3 million comprising primarily $24.3 million net cash provided from operating activities, $.2 million sale of common stock and $1.4 million net decrease in investments, offset by $15.6 million capital expenditures, $4.9 million for acquisition of businesses and $3.1 million net decrease in long-term debt.

Long-term obligations amounted to $139.0 million at March 31, 1995. The majority of this debt comprises $43.2 million senior notes due 1994 to 2001 and $86.2 million advanced under a $125 million unsecured line of credit and commercial paper facility expiring March 31, 1997. A facility fee ranging from .175% to .325% per annum is required on the entire bank line regardless of usage. The Company has historically applied a significant portion of its cash flow from operating activities and proceeds of its common stock offerings to acquisitions and the reduction of long-term debt and invests the remainder in short-term obligations until it is needed for further acquisitions or operating purposes.

The Company believes that its cash flow from operating activities together with other available sources of funds will be adequate to meet its funding
requirements.   In connection with the pending acquisition referred to in Note 5 above, the Company proposes to borrow additional funds and issue shares of its common stock as stated therein.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits
      Index to exhibits
      (11) Statement regarding computation of per share earnings (included on page 5, Part 1).
  (b) Reports on Form 8-K
      During the quarter ended March 31, 1995, the Registrant did not file any reports on Form 8-K.














                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FISERV, INC.
                              ------------------
                              (Registrant)



Date     April 25, 1995      by K.R. JENSEN
       ----------------        -------------------------------
                              KENNETH R. JENSEN
                              Senior Executive Vice President
                              and Chief Financial Officer