Form 10-Q
period 1995-06-30
FISERV INC
filed 1995-07-24
CIK 798354

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       FOR QUARTER ENDED JUNE 30, 1995    COMMISSION FILE NUMBER 0-14948


                                  FISERV, INC.
             (Exact name of Registrant as specified in its charter)

               WISCONSIN                               39-1506125
    (State or other jurisdiction of                (I. R. S. Employer
     incorporation or organization)               Identification No.)

   255 FISERV DRIVE,  BROOKFIELD, WI                     53045
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:  (414) 879 5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At June 30, 1995, 44,776,000 shares of common stock of the Registrant were outstanding.





                        Exhibit Index appears at page 8.

PART I.  FINANCIAL INFORMATION

                         FISERV, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        for the Three and Six-Month Periods Ended June 30, 1995 and 1994

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      1995       1994       1995       1994
                                     (In thousands except per share amounts)

Revenues                             $173,470   $139,801   $330,649   $279,653
                                    ---------  ---------  ---------  ---------
Cost of revenues:
Salaries, commissions and payroll
 related costs                         80,855     67,763    156,075    136,001
Data processing expenses, rentals
 and telecommunication costs           24,060     20,504     46,677     41,736
Other operating expenses               32,656     25,065     60,648     50,921
Depreciation and amortization of
 property and equipment                 9,432      8,146     18,794     14,918
Amortization of intangible assets       3,605      2,742      6,351      5,407
Capitalization of internally
generated
 computer software-net                 (1,883)    (2,841)    (3,532)    (4,953)
                                    ---------  ---------  ---------  ---------
Total cost of revenues                148,725    121,379    285,013    244,030
                                    ---------  ---------  ---------  ---------
Operating income                       24,745     18,422     45,636     35,623
Interest expense - net                  4,437      1,632      6,274      3,206
                                    ---------  ---------  ---------  ---------
Income before income taxes             20,308     16,790     39,362     32,417
Income tax provision                    8,326      6,716     16,138     12,967
                                    ---------  ---------  ---------  ---------
Net income                            $11,982    $10,074    $23,224    $19,450
                                    =========  =========  =========  =========
Net income per common and
 common equivalent share                $0.28      $0.25      $0.55      $0.48
                                    =========  =========  =========  =========
Shares used in computing
 net income per share                  43,409     40,532     42,157     40,489
                                    =========  =========  =========  =========

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1995           1994
                                                    ------------   ------------
                                                          (In thousands)
ASSETS
Cash and cash equivalents                                 $60,250       $29,683
Accounts receivable                                       138,491       122,984
Prepaid expenses and other assets                          43,645        34,760
Trust account investments                                 905,113     1,041,474
Other investments                                          67,292        64,777
Property and equipment-net                                129,925       114,966
Internally generated computer software-net                 71,128        67,820
Identifiable intangible assets relating
 to acquisitions-net                                       37,650        36,487
Goodwill-net                                              519,807       148,394
                                                       ----------    ----------
Total                                                  $1,973,301    $1,661,345
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                          $25,019       $22,060
Accrued expenses                                           50,271        59,742
Accrued income taxes                                        2,289         1,952
Deferred revenues                                          36,309        10,836
Trust account deposits                                    923,732     1,035,217
Long-term debt                                            391,761       143,864
Other long-term obligations                                 7,112         6,152
Deferred income taxes                                      25,275        22,800
                                                       ----------    ----------
Total liabilities                                       1,461,768     1,302,623
                                                       ----------    ----------
Stockholders' equity:
Common stock outstanding, 44,776,000 and
  39,997,000 shares, respectively                             448           400
Additional paid-in capital                                313,372       184,748
Unrealized gain on investments                             11,674        11,054
Accumulated earnings                                      186,039       162,520
                                                       ----------    ----------
Total stockholders' equity                                511,533       358,722
                                                       ----------    ----------
Total                                                  $1,973,301    $1,661,345
                                                       ==========    ==========

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the Six-Month Periods Ended June 30, 1995 and 1994

                                                          Six Months Ended
                                                              June 30,
                                                         1995         1994
                                                      ------------------------
                                                           (In thousands)

Cash flows from operating activities:
Net income                                                $23,224      $19,450
Adjustments to reconcile income to net cash provided
 by operating activities:
 Deferred income taxes                                      7,783        7,648
 Depreciation and amortization of property and
  equipment                                                18,794       14,918
 Amortization of intangible assets                          6,351        5,407
 Capitalization of internally generated computer
  software-net                                             (3,532)      (4,953)
                                                        ---------    ---------
                                                           52,620       42,470
Cash provided (used) by changes in assets and
 liabilities, net of effects from acquisitions
 of businesses:
 Accounts receivable                                        2,107        8,180
 Prepaid expenses and other assets                         (5,221)      (1,025)
 Accounts payable and accrued expenses                    (24,350)     (12,804)
 Deferred revenue                                           4,859        1,572
 Income taxes payable                                         325          (41)
                                                        ---------    ---------
Net cash provided by operating activities                  30,340       38,352
                                                        ---------    ---------
Cash flows from investing activities:
 Capital expenditures                                     (22,709)     (32,062)
 Investments and other assets                               2,982      (11,868)
 Payment for acquisition of businesses                   (252,836)      (4,684)
 Trust account investments                                136,547     (118,608)
                                                        ---------    ---------
Net cash used by investing activities                    (136,016)    (167,222)
                                                        ---------    ---------
Cash flows from financing activities:
 Borrowings and other long-term obligations-net           247,138        7,594
 Issuance of common stock                                     590        2,081
 Trust account deposits                                  (111,485)     118,137
                                                        ---------    ---------
Net cash provided by financing activities                 136,243      127,812
                                                        ---------    ---------
Change in cash                                             30,567       (1,058)
Beginning balance                                          29,683       36,349
                                                        ---------    ---------
Ending balance                                            $60,250      $35,291
                                                        =========    =========

See notes to consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION
The consolidated balance sheet as of June 30, 1995 and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of FIserv, Inc. and subsidiaries (the Company or the Registrant).

2. ACQUISITIONS
The Company completed the acquisition of Information Technology, Inc. (ITI) on May 17, 1995. The transaction was accomplished through the payment of cash and the issuance of 4,574,000 shares of Common Stock of the Company and has been accounted for as a purchase. Accordingly, the accompanying financial statements include the results of operations of ITI from the date of acquisition. The Company has also agreed to acquire Lincoln Holdings, Inc. (LHI) for approximately 840,000 shares of Common Stock of the Company in a transaction being accounted for as a pooling of interests. The acquisition is subject to FDIC approval, which is expected to be forthcoming. Accordingly, the accompanying financial statements include the accounts of LHI for all periods presented. The following summary compares restated results of operations for 1995 to results as originally presented for 1994.
                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1995        1994        1995        1994
                                 ----------------------------------------------
                                                (In thousands)

Revenues                           $173,470    $135,793    $330,649    $271,689
                                 ----------------------------------------------

Income before taxes                  20,308      15,615      39,362      30,095
                                 ----------------------------------------------

Net income                          $11,982      $9,369     $23,224     $18,057
                                 ==============================================

Net income per share                  $0.28       $0.24       $0.55       $0.46
                                 ==============================================

Shares used in computing net
income per share                     43,409      39,692      42,157      39,649

3. SHARES USED IN COMPUTING NET INCOME PER SHARE
                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1995      1994      1995      1994
                                        --------------------------------------
                                                    (In thousands)
Weighted average number of common
shares outstanding                        42,409    39,757    41,251    39,716
Shares issuable upon exercise of options
reduced by the number of shares which
could have been purchased with the
proceeds of such exercise                  1,000       775       906       773
                                          ------------------------------------
Shares used                               43,409    40,532    42,157    40,489
                                          ====================================

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods, after restatement for shares issued in the acquisition of Lincoln Holdings, Inc. accounted for as a pooling of interests.

4. ACCOUNTING FOR INCOME TAXES
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of June 30, 1995 and December 31, 1994 are as follows:
                                                 June 30,      December 31,
                                                   1995            1994
                                               -------------  -------------
Allowance for doubtful accounts                   $1,610,000     $1,571,000
Accrued expenses not currently deductible          7,522,000     11,392,000
Other                                              7,456,000      1,931,000
Net operating loss and credit carryforwards        7,539,000      5,901,000
Deferred costs                                    (6,809,000)    (4,911,000)
Internally generated capitalized software        (29,158,000)   (27,120,000)
Excess of tax over book depreciation and
  amortization                                    (5,372,000)    (4,069,000)
Unrealized gain on investments                    (8,063,000)    (7,495,000)
                                               -------------  -------------
Total                                           ($25,275,000)  ($22,800,000)
                                               =============  =============

5. SUPPLEMENTAL CASH FLOW INFORMATION
                                                              Six Months Ended
                                                                  June 30,
                                                               1995     1994
                                                              ----------------
                                                               (In thousands)
Income taxes paid                                              $4,802   $4,595
Interest paid                                                   6,440    3,960
Liabilities assumed in acquisitions of
businesses  -  Trust account deposits                         225,893
               Other                                           48,784    1,638
Value of common shares issued in acquisitions of businesses   135,947

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues. This data has been restated for all periods commencing prior to April 1, 1995 to give effect to the acquisition of Lincoln Holdings, Inc., accounted for as a pooling of interests.

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1995      1994      1995      1994
                                        --------------------------------------
                                                (Percent of Revenues)

Revenues                                 100.00%   100.00%   100.00%   100.00%
                                        --------------------------------------

Salaries and related costs                 46.61     48.47     47.20     48.63
Data processing costs                      13.87     14.67     14.12     14.92
Other operating expenses                   18.83     17.93     18.34     18.21
Depreciation and amortization               5.44      5.83      5.68      5.21
Amortization of intangible assets           2.08      1.96      1.92      2.06
Capitalization of software-net             (1.09)    (2.03)    (1.07)    (1.77)
                                        --------------------------------------
Total cost of revenues                     85.74     86.83     86.19     87.26
                                        --------------------------------------
Operating income                           14.26     13.17     13.81     12.74
                                        ======================================

REVENUES
Revenues increased 24.1% from $139.8 million in the second quarter of 1994 to $173.5 million in the current second quarter and 18.2% from $279.7 million in the first six months of 1994 to $330.6 million in the comparable current period. Approximately 45% of the year-to-date growth in revenue resulted from the inclusion of revenues from the date of purchase of acquired companies and the remainder from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

COST OF REVENUES
Cost of revenues increased 22.5% from $121.4 million in the second quarter of 1994 to $148.7 million in the current second quarter, and 16.8% from $244.0 million in the first six months of 1994 to $285.0 million in the first six months of 1995.

OPERATING INCOME
Operating income increased 34.3% from $18.4 million in the second quarter of 1994 to $24.7 million in the current second quarter, and 28.1% from $35.6 million in the first six months of 1994 to $45.6 million in the first six months of 1995. As a percentage of revenues, operating margins improved during the second quarter and first six months of 1995 when compared to the comparable prior year periods due to changes in the mix of business, including the impact of acquisitions referred to in Note 2, above.

INTEREST EXPENSE - NET
As a result of acquisitions in the last twelve months, which were only partially funded with common stock, net interest expense increased $2.8 million in the second quarter and $3.1 million in the first six months of 1995 over amounts incurred for the comparable 1994 periods.

INCOME TAX PROVISION
Income taxes were computed at 41% in 1995 and 40% in 1994. The 41% rate is expected to apply throughout the current year.

NET INCOME
Net income grew 19% from $10.1 million in the second quarter of 1994 to $12.0 million in the comparable 1995 quarter and 19% from $19.5 million in the first six months of 1994 to $23.2 million in the comparable current period. Net income per share increased $.03 from $.25 in the second quarter of 1994 to $.28 in the current second quarter and $.07 from $.48 in the first six months of 1994 to $.55 in the first six months of 1995. Net income per share increased $.04 and $.09, respectively, in the second quarter and first six months of 1995 when compared with net income per share as originally presented for the comparable 1994 periods. The increase in net income per share over 1994 as originally presented was consistent with management expectations and historical growth rates.

LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 1995, cash increased $30.6 million comprising primarily $30.3 million net cash provided by operating activities, $247.1 million net borrowings, $28.0 million decrease in investments and $.6 million from issuance of common stock, which was partially offset by $252.8 million for the acquisition of businesses and $22.7 million for capital expenditures. Long-term obligations amounted to $398.9 million at June 30, 1995. The majority of this debt comprises $126.4 million of senior notes due 1995 to 2001 and $254.3 million advanced under a $300 million unsecured line of credit and commercial paper facility which reduces $45 million in May 1997 and in May 1998, $60 million in May 1999 and expires in May 2000. A facility fee of 0.2% per annum is required on the line.

The Company has historically applied a significant portion of its cash flow from operating activities and proceeds of its common stock offerings to acquisitions and the reduction of long-term debt and invests the remainder in short-term obligations until it is needed for further acquisitions or operating purposes. The Company believes that its cash flow from operating activities together with other available sources of funds will be adequate to meet its funding requirements. However, in the event that the Company makes significant future acquisitions, it may raise funds through additional borrowings or issuance of securities.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits
      Index to exhibits
      (11) Statement regarding computation of per share earnings (included on page 5, Part 1).

  (b) Reports on Form 8-K
      During the quarter ended June 30, 1995, the Registrant filed a report on Form 8-K, dated May 17, 1995, relating to the acquisition of Information Technology, Inc.










SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FIserv, Inc.
                                            -------------
                                            (Registrant)



Date     July 24, 1995                      by /s/ EDWARD P. ALBERTS
       ----------------                     ---------------------------------
                                               EDWARD P. ALBERTS
                                               Senior Vice President, Finance
                                               and Controller