Form 10-Q
period 1995-09-30
FISERV INC
filed 1995-10-23
CIK 798354

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For Quarter Ended September 30, 1995         Commission file number 0-14948


                                  FISERV, INC.
             _____________________________________________________
             (Exact name of Registrant as specified in its charter)

                WISCONSIN                                   39-1506125
     _______________________________                    ___________________
     (State or other jurisdiction of                    (I. R. S. Employer
      incorporation or organization)                    Identification No.)

  255 FISERV DRIVE,  BROOKFIELD, WI.                            53045
______________________________________                        _________
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:  (414) 879 5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At September 30, 1995, 44,858,000 shares of common stock of the Registrant were outstanding.





                        Exhibit Index appears at page 8.

PART I.  FINANCIAL INFORMATION
                         FISERV, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
     for the Three and Nine-Month Periods Ended September 30, 1995 and 1994

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         1995      1994      1995      1994
                                      (In thousands except per share amounts)
Revenues                                $176,922  $143,661  $507,571  $423,314
                                        ________  ________  ________  ________
Cost of revenues:
Salaries, commissions and payroll
 related costs                            84,069    69,277   240,144   205,278
Data processing expenses, rentals
 and telecommunication costs              22,829    19,360    69,506    61,096
Other operating expenses                  28,731    27,573    89,379    78,494
Depreciation and amortization of
 property and equipment                    9,731     7,975    28,525    22,893
Amortization of intangible assets          4,805     2,649    11,156     8,056
Capitalization of internally generated
 computer software-net                   (1,879)   (2,140)   (5,411)   (7,093)
                                        ________  ________  ________  ________
Total cost of revenues                   148,286   124,694   433,299   368,724
                                        ________  ________  ________  ________
Operating income                          28,636    18,967    74,272    54,590
Interest expense - net                     6,413     1,813    12,687     5,019
                                        ________  ________  ________  ________
Income before income taxes                22,223    17,154    61,585    49,571
Income tax provision                       9,111     6,861    25,250    19,828
                                        ________  ________  ________  ________
Net income                               $13,112   $10,293   $36,335   $29,743
                                        ========  ========  ========  ========
Net income per common and
 common equivalent share                   $0.29     $0.25     $0.84     $0.73
                                        ========  ========  ========  ========
Shares used in computing
 net income per share                     45,864    40,640    43,395    40,564
                                        ========  ========  ========  ========

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                         September 30,  December 31,
                                               1995        1994
                                            __________  __________
                                                (In thousands)
ASSETS
Cash and cash equivalents                      $82,654     $29,683
Accounts receivable                            142,790     122,984
Prepaid expenses and other assets               47,450      34,760
Trust account investments                    1,020,825   1,041,474
Other investments                               50,841      64,777
Property and equipment-net                     131,623     114,966
Internally generated computer software-net      72,890      67,820
Identifiable intangible assets relating
 to acquisitions-net                            35,705      36,487
Goodwill-net                                   515,789     148,394
                                            __________  __________
Total                                       $2,100,567  $1,661,345
                                            ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                               $33,539     $22,060
Accrued expenses                                53,064      59,742
Accrued income taxes                             2,879       1,952
Deferred revenues                               33,661      10,836
Trust account deposits                       1,045,469   1,035,217
Long-term debt                                 372,885     143,864
Other long-term obligations                      2,265       6,152
Deferred income taxes                           31,800      22,800
                                            __________  __________
Total liabilities                            1,575,562   1,302,623
                                            __________  __________
Stockholders' equity:
Common stock outstanding, 44,858,000 and
  39,997,000 shares, respectively                  449         400
Additional paid-in capital                     313,847     184,748
Unrealized gain on investments                  11,756      11,054
Accumulated earnings                           198,953     162,520
                                            __________  __________
Total stockholders' equity                     525,005     358,722
                                            __________  __________
Total                                       $2,100,567  $1,661,345
                                            ==========  ==========
See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the Nine-Month Periods Ended September 30, 1995 and 1994

                                                       Nine Months Ended
                                                         September 30,
                                                        1995       1994
                                                      _________  _________
                                                        (In thousands)
Cash flows from operating activities:
Net income                                              $36,335    $29,743
Adjustments to reconcile income to net cash provided
 by operating activities:
 Deferred income taxes                                   13,638     10,456
 Depreciation and amortization of property and
  equipment                                              28,525     22,893
 Amortization of intangible assets                       11,156      8,056
 Capitalization of internally generated computer
  software-net                                           (5,411)    (7,093)
                                                      _________  _________
                                                         84,243     64,055
Cash provided (used) by changes in assets and
liabilities,
 net of effects from acquisitions of businesses:
 Accounts receivable                                     (1,818)       317
 Prepaid expenses and other assets                       (8,877)    (7,413)
 Accounts payable and accrued expenses                  (14,045)   (13,024)
 Deferred revenue                                         2,225        834
 Income taxes payable                                     1,012      1,079
                                                      _________  _________
Net cash provided by operating activities                62,740     45,848
                                                      _________  _________
Cash flows from investing activities:
 Capital expenditures                                   (33,563)   (42,905)
 Investments and other assets                            19,432    (10,849)
 Payment for acquisition of businesses                 (253,082)    (6,699)
 Trust account investments                               20,973   (154,016)
                                                      _________  _________
Net cash used by investing activities                  (246,240)  (214,469)
                                                      _________  _________
Cash flows from financing activities:
 Borrowings and other long-term obligations-net         225,135     13,122
 Issuance of common stock                                 1,083      2,448
 Trust account deposits                                  10,253    155,102
                                                      _________  _________
Net cash provided by financing activities               236,471    170,672
                                                      _________  _________
Change in cash                                           52,971      2,051
Beginning balance                                        29,683     36,349
                                                      _________  _________
Ending balance                                          $82,654    $38,400
                                                      =========  =========
See notes to consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. Principles of Consolidation
The consolidated balance sheet as of September 30, 1995 and the related consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. lnterim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of FIserv, Inc. and subsidiaries (the Company or the Registrant).

2. Acquisitions
The Company completed the acquisition of Lincoln Holdings, Inc. on August 1,
1995 in a transaction accounted for as a pooling of interests.   Accordingly,
the accompanying financial statements include the accounts of LHI for all periods presented. The results of operations of Information Technology, Inc. are also included from the date of acquisition, May 17, 1995. The following summary compares restated results of operations for 1995 to results as originally presented for 1994.
                              Three Months Ended  Nine Months Ended
                                September 30,       September 30,
                                1995      1994      1995      1994
                              ______________________________________
                                          (In thousands)
Revenues                      $176,922  $139,431  $507,571  $411,120
                              ______________________________________
Income before taxes             22,223    15,903    61,585    45,998
                              ______________________________________
Net income                     $13,112    $9,542   $36,335   $27,599
                              ======================================
Net income per share             $0.29     $0.24     $0.84     $0.70
                              ======================================
Shares used in computing net
income per share                45,864    39,762    43,395    39,686

3. Shares Used in Computing Net Income per Share
                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                          1995      1994      1995      1994
                                        ______________________________________
                                                    (In thousands)
Weighted average number of common
shares outstanding                        44,844    39,855    42,450    39,786
Shares issuable upon exercise of options
reduced by the number of shares which
could have been purchased with the
proceeds of such exercise                  1,020       785       945       778
                                        ________  ________  ________  ________
Shares used                               45,864    40,640    43,395    40,564
                                        ========  ========  ========  ========

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods, after restatement for shares issued in the acquisition of Lincoln Holdings, Inc. accounted for as a pooling of interests.

4. Accounting for Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of September 30, 1995 and December 31, 1994 are as follows:
                                             September 30,  December 31,
                                                 1995           1994
                                             _____________  _____________
Allowance for doubtful accounts                 $1,420,000     $1,571,000
Accrued expenses not currently deductible        6,816,000     11,392,000
Other                                            6,727,000      1,931,000
Net operating loss and credit carryforwards      6,339,000      5,901,000
Deferred costs                                 (7,931,000)    (4,911,000)
Internally generated capitalized software     (29,878,000)   (27,120,000)
Excess of tax over book depreciation and
  amortization                                 (7,123,000)    (4,069,000)
Unrealized gain on investments                 (8,170,000)    (7,495,000)
                                             _____________  _____________
Total                                        ($31,800,000)  ($22,800,000)
                                             =============  =============

5. Supplemental Cash Flow Information
                                        Nine Months Ended
                                          September 30,
                                          1995      1994
                                          (In thousands)
Income taxes paid                         $8,424    $7,840
Interest paid                             10,914     6,027
Liabilities assumed in acquisitions of
businesses  -  Trust account deposits    225,893
            -  Other                      48,784     1,638
Value of common shares issued in
 acquisitions of businesses              135,947

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

                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                          1995      1994      1995      1994
                                        ________  ________  ________  ________
                                                (Percent of Revenues)
Revenues                                 100.00%   100.00%   100.00%   100.00%
                                        ________  ________  ________  ________
Salaries and related costs                 47.51     48.22     47.32     48.49
Data processing costs                      12.90     13.48     13.69     14.43
Other operating expenses                   16.24     19.19     17.61     18.54
Depreciation and amortization               5.50      5.55      5.62      5.41
Amortization of intangible assets           2.72      1.85      2.20      1.90
Capitalization of software-net            (1.06)    (1.49)    (1.07)    (1.67)
                                        ________  ________  ________  ________
Total cost of revenues                     83.81     86.80     85.37     87.10
                                        ________  ________  ________  ________
Operating income                           16.19     13.20     14.63     12.90
                                        ========  ========  ========  ========

Revenues
Revenues increased 23.2% from $143.7 million in the third quarter of 1994 to $176.9 million in the current third quarter and 19.9% from $423.3 million in the first nine months of 1994 to $507.6 million in the comparable current period. Approximately 60% of the year-to-date growth in revenue resulted from the inclusion of revenues from the date of purchase of acquired companies and the remainder from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

Cost of Revenues
Cost of revenues increased 18.9% from $124.7 million in the third quarter of 1994 to $148.3 million in the current third quarter, and 17.5% from $368.7 million in the first nine months of 1994 to $433.3 million in the first nine months of 1995.

Operating Income
Operating income increased 51.0% from $19.0 million in the third quarter of 1994 to $28.6 million in the current third quarter, and 36.1% from $54.6 million in the first nine months of 1994 to $74.3 million in the first nine months of 1995. As a percentage of revenues, operating margins improved during the third quarter and first nine months of 1995 when compared to the comparable prior year periods due primarily to changes in the mix of business, including the impact of acquisitions referred to in Note 2 above.

Interest Expense - Net
As a result of acquisitions in the last twelve months, which were only partially funded with common stock, net interest expense increased $4.6 million in the third quarter and $7.7 million in the first nine months of 1995 over amounts incurred for the comparable 1994 periods.

Income Tax Provision
Income taxes were computed at 41% in 1995 and 40% in 1994. The 41% rate is expected to apply throughout the current year.

Net Income
Net income grew 27% from $10.3 million in the third quarter of 1994 to $13.1 million in the comparable 1995 quarter and 22% from $29.7 million in the first nine months of 1994 to $36.3 million in the comparable current period. Net income per share increased $.04 from $.25 in the third quarter of 1994 to $.29 in the current third quarter and $.11 from $.73 in the first nine months of 1994 to $.84 in the first nine months of 1995. Net income per share increased $.05 and $.14, respectively, in the third quarter and first nine months of 1995 when compared with net income per share as originally presented for the comparable 1994 periods. The increase in net income per share over 1994 as originally presented was consistent with management expectations and historical growth rates.

Liquidity and Capital Resources
During the nine months ended September 30, 1995, cash increased $53.0 million comprising primarily $62.7 million net cash provided by operating activities, $225.1 million net borrowings, $50.7 million decrease in investments and $1.1 million from issuance of common stock, which was partially offset by $253.1 million for the acquisition of businesses and $33.5 million for capital expenditures. Long-term obligations amounted to $375.2 million at September 30, 1995. The majority of this debt comprises $126.4 million of senior notes due 1995 to 2001 and $240.5 million advanced under a $300 million unsecured line of credit and commercial paper facility which reduces $45 million in May 1997 and in May 1998, $60 million in May 1999 and expires in May 2000. A facility fee of 0.25% per annum is required on the line.

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

  (b) Reports on Form 8-K
      During the quarter ended September 30, 1995, the Registrant filed a report on Form 8-K, dated August 11, 1995, relating to the acquisition of Lincoln Holdings, Inc.















SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIserv, Inc.
                                        ______________
                                        (Registrant)



Date    October 24, 1995             by /S/EDWARD P. ALBERTS
                                        ____________________
                                        EDWARD P. ALBERTS
                                        Senior Vice President, Finance
                                        and Controller