Form 10-Q
period 1996-03-31
FISERV INC
filed 1996-04-22
CIK 798354

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



   For Quarter Ended March 31, 1996          Commission file number 0-14948



                                  FISERV, INC.
             _____________________________________________________
             (Exact name of Registrant as specified in its charter)


               WISCONSIN                               39-1506125
    _______________________________                __________________
    (State or other jurisdiction of                (I. R. S. Employer
    incorporation or organization)                Identification No.)

  255 FISERV DRIVE,  BROOKFIELD, WI.                     53045
_______________________________________                _________
(Address of principal executive office)                (Zip Code)


Registrant's telephone number, including area code:  (414) 879 5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At March 31, 1996, 44,963,000 shares of common stock of the Registrant were outstanding.



                        Exhibit Index appears at page 8.



1 PART I. FINANCIAL INFORMATION

                          FISERV, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           for the Three Month Periods Ended March 31, 1996 and 1995


                                     Three Months Ended
                                          March 31,
                                      1996        1995
                                   ___________ ___________
                                   (In thousands except
                                    per share amounts)

Revenues                              $194,710    $157,179
                                   ----------- -----------
Cost of revenues:
Salaries, commissions and
 payroll related costs                  90,692      75,220
Data processing expenses, rentals
 and telecommunication costs            24,274      22,617
Other operating expenses                34,409      27,992
Depreciation and amortization
 of property and equipment              10,309       9,113
Amortization of intangible assets        5,317       2,995
Capitalization of internally
 generated computer software              (796)     (1,649)
                                   ----------- -----------
Total cost of revenues                 164,205     136,288
                                   ----------- -----------
Operating income                        30,505      20,891
Interest expense-net                     5,655       1,837
                                   ----------- -----------
Income before income taxes              24,850      19,054
Income tax provision                    10,189       7,813
                                   ----------- -----------
Net income                             $14,661     $11,241
                                   =========== ===========
Net income per common and
 common equivalent share                 $0.32       $0.27
                                   =========== ===========
Shares used in computing
 net income per share                   45,919      40,943
                                   =========== ===========


See notes to consolidated financial statements.

                                          2

                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     March 31,       December 31,
                                        1996             1995
                                   ______________   ______________
                                           (In thousands)
ASSETS
Cash and cash equivalents                 $48,893          $59,743
Accounts receivable                       156,809          154,628
Prepaid expenses and other assets          66,903           63,893
Due on sale of securities                                   97,446
Trust account investments               1,067,112          834,286
Other investments                          54,573           55,748
Deferred income taxes                      33,755           39,527
Property and equipment-net                148,236          148,343
Internally generated computer              75,636           73,863
 software-net
Identifiable intangible assets
 relating to acquisitions-net              60,963           57,270
Goodwill-net                              291,449          300,552
                                   --------------   --------------
Total                                  $2,004,329       $1,885,299
                                   ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                          $38,875          $43,948
Accrued expenses                           52,763           59,614
Accrued income taxes                        3,626            6,116
Deferred revenues                          44,597           40,754
Trust account deposits                  1,050,912          917,189
Long-term debt                            362,657          381,361
Other long-term obligations                 1,650            2,055
                                   --------------   --------------
Total liabilities                       1,555,080        1,451,037
                                   --------------   --------------
Stockholders' equity:
Common stock outstanding, 44,963,000 and
  44,887,000 shares, respectively             450              449
Additional paid-in capital                316,142          315,800
Unrealized gain on investments             15,400           15,268
Accumulated earnings                      117,257          102,745
                                   --------------   --------------
Total stockholders' equity                449,249          434,262
                                   --------------   --------------
Total                                  $2,004,329       $1,885,299
                                   ==============   ==============
                See notes to consolidated financial statements.

                                       3


                         FISERV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Three-Month Periods Ended March 31, 1996 and 1995

                                                   Three Months Ended
                                                        March 31,
                                                    1996        1995
                                                  _____________________
                                                       (In thousands)
Cash flows from operating activities:
Net income                                          $14,661     $11,241
Adjustments to reconcile income to net
 cash provided by operating activities:
 Deferred income taxes                                4,581       4,073
 Depreciation and amortization of property
  and equipment                                      10,309       9,362
 Amortization of intangible assets                    5,317       2,746
 Capitalization of internally generated
  computer software-net                                (796)     (1,649)
                                                  ---------   ---------
                                                     34,072      25,773
Cash provided (used) by changes in assets
 and liabilities, net of effects from
 acquisitions of businesses:
 Accounts receivable                                 (2,116)        317
 Prepaid expenses and other assets                   (3,114)     (7,413)
 Accounts payable and accrued expenses              (12,841)    (13,024)
 Deferred revenue                                     3,559         834
 Income taxes payable                                (1,338)      1,079
                                                  ---------   ---------
Net cash provided by operating activities            18,222       7,566
                                                  ---------   ---------
Cash flows from investing activities:
 Capital expenditures                                (9,525)    (42,905)
 Investments and other assets                         1,175     (10,849)
 Payment for acquisition of businesses                 (484)     (6,699)
 Trust account investments                         (135,107)   (154,016)
                                                  ---------   ---------
Net cash used by investing activities              (143,941)   (214,469)
                                                  ---------   ---------
Cash flows from financing activities:
 Borrowings and other long-term obligations-net     (19,275)     13,122
 Issuance of common stock                               423       2,448
 Trust account deposits                             133,721     155,102
                                                  ---------   ---------
Net cash provided by financing activities           114,869     170,672
                                                  ---------   ---------
Change in cash                                      (10,850)    (36,231)
Beginning balance                                    59,743      36,349
                                                  ---------   ---------
Ending balance                                      $48,893        $118
                                                  =========   =========
See notes to consolidated financial statements.

                                                        4
                         Fiserv, Inc. and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS

1.  Principles of Consolidation
The consolidated balance sheet as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company or the Registrant).

2.  Shares Used in Computing Net Income per Share


                                        Three Months Ended
                                            March 31,
                                          1996     1995
                                        ___________________
                                          (In thousands)
Weighted average number of common
shares outstanding                        44,944     40,129
Shares issuable upon exercise of
options reduced by the number of shares
which could have been purchased
with the proceeds of such exercise           975        814
                                         -------    -------
Shares used                               45,919     40,943
                                         -------    -------

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.


3.  Accounting for Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of March 31, 1996 and December 31,1995 are as follows:

                                     March, 31     December 31,
                                        1996           1995
                                   ______________ ______________
Allowance for doubtful accounts       $2,319,000     $2,319,000
Accrued expenses not currently
 deductible                            6,323,000      7,769,000
Deferred revenue                       9,122,000      9,122,000
Other                                  1,058,000      1,728,000
Net operating loss and credit
 carryforwards                         5,794,000      6,739,000
Purchased incomplete software
 technology                           65,152,000     66,305,000
Deferred costs                        (9,967,000)    (9,143,000)
Internally generated capitalized
 software                            (31,010,000)   (30,283,000)
Excess of tax over book
 depreciation and amortization        (4,335,000)    (4,419,000)
Unrealized gain on investments       (10,701,000)   (10,610,000)
                                    -------------  -------------
Total                                $33,755,000    $39,527,000
                                    =============  =============

4.  Supplemental Cash Flow Information
                                      Quarter Ended March 31,
                                           1996      1995
                                        ____________________
                                           (In thousands)
Income taxes paid                           $6,729    $1,379
Interest paid                                4,012     1,690
Liabilities assumed in acquisitions
 of businesses                               1,236     2,639
                                        ____________________


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues represented by certain income and expense items and the percentage change in those items.


                                       Three Months Ended
                                            March 31,     Percentage
                                         1996      1995    Increase
                                      ____________________
                                      Percent of Revenues (Decrease)
Revenues                                100.00%    100.00%    23.88%
                                        -------    -------
Salaries and related costs               46.58      47.86     20.57
Data processing costs                    12.47      14.39      7.33
Other operating expenses                 17.67      17.81     22.92
Depreciation and amortization             5.29       5.80     13.12
Amortization of intangible assets         2.73       1.91     77.53
Capitalization of software-net           (0.41)     (1.05)   (51.73)
                                        -------    -------
Total cost of revenues                   84.33      86.72     20.48
                                        -------    -------
Operating income                         15.67      13.28     46.02
                                        =======    =======

REVENUES
Revenues increased 23.9% from $157.2 million in the first quarter of 1995 to $194.7 in the current first quarter. Approximately 70% of this growth resulted from the inclusion of revenues from the date of purchase of acquired companies and approximately 30% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

COST OF REVENUES
Cost of revenues increased 20.5% from $136.3 million in the first quarter of 1995 to $164.2 million in the current first quarter. Salaries, data processing, other operating expenses and depreciation and amortization all increased at a rate that was lower than the rate of increase for revenues. Amortization of intangible assets increased at a disproportionate rate due to the intangible assets recorded in the acquisition of Information Technology, Inc. Capitalization of software decreased as a percentage of revenue, a trend which is expected to continue as the amortization of such software begins to approximate the capitalizable portion of software development costs.

OPERATING INCOME
Operating income increased 46% from $20.9 million in the first quarter of 1995 to $30.5 million in the current first quarter. As a percentage of revenues, operating income improved 2.4% in the first quarter of 1996 as compared to the prior year period.


NET INTEREST EXPENSE
As a result of acquisitions since the first quarter of 1995, which were partially funded through borrowing, net interest expense increased from $1.8 million in the first quarter of 1995 to $5.7 million in the current first quarter.

INCOME TAX PROVISION
Income taxes were computed at 41% in both 1996 and 1995. The 41% rate is expected to apply throughout the current year.

NET INCOME
Net income grew 30% from $11.2 million in the first quarter of 1995 to $14.7 million in the first quarter of 1996, and net income per share increased 19% from $.27 per share in the first quarter of 1995 to $.32 in the corresponding period of 1996.

LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 1996, cash and cash equivalents decreased $10.9 million comprising primarily $18.2 million net cash provided from operating activities and $.4 million from the sale of common stock offset by $9.5 million capital expenditures, $.5 million for acquisition of businesses, $1.2 million net increase in investments and $19.3 million net decrease in long-term debt.

Long-term obligations amounted to $364.3 million at March 31, 1996. The majority of this debt comprises $126.4 million senior notes due 1996 to 2005 and $223.0 million advanced under a $300 million unsecured line of credit and commercial paper facility expiring May 17, 2000. A facility fee ranging from .175% to .325% per annum is required on the entire bank line regardless of usage.

The Company has historically applied a significant portion of its cash flow from operating activities together with proceeds of its common stock offerings and long-term borrowings to acquisitions.

The Company believes that its cash flow from operating activities together with other available sources of funds will be adequate to meet its funding requirements.




PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits
      Index to exhibits
      (11) Statement regarding computation of per share earnings (included on page 5, Part 1).

  (b) Reports on Form 8-K
      None.















                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             Fiserv, Inc.
                             _____________
                             (Registrant)




Date      April 23, 1996     by /S/ EDWARD P. ALBERTS
                                _____________________
                                EDWARD P. ALBERTS
                                Senior Vice President,
                                Finance and Controller