Form 10-Q
period 1996-06-30
FISERV INC
filed 1996-07-22
CIK 798354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For Quarter Ended June 30, 1996      Commission file number 0-14948


                                  FISERV, INC.
                 ------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)

           WISCONSIN                               39-1506125
           ---------                               ----------
(State or other jurisdiction of                 (I. R. S. Employer
 incorporation or organization)                 Identification No.)

  255 FISERV DRIVE, BROOKFIELD, WI.                   53045
  --------------------------------                   --------
(Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code:  (414) 879 5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At June 30, 1996, 45,142,000 shares of common stock of the Registrant were outstanding.





                        Exhibit Index appears at page 8.

                          PART I. FINANCIAL INFORMATION

                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            for the Three and Six-Month Periods Ended June 30,1996 and 1995
                                              Three Months Ended        Six Months Ended
                                                 June 30,                  June 30,
                                            1996         1995         1996         1995
                                              (In thousands except per share amounts)
Revenues .............................    $196,464     $173,470     $391,174     $330,649
                                          --------     --------     --------     --------

Cost of revenues:
Salaries, commissions and payroll
 related costs .......................      90,984       80,855      181,676      156,075
Data processing expenses, rentals
 and telecommunication costs .........      24,523       24,060       48,797       46,677
Other operating expenses .............      35,247       32,656       69,656       60,648
Depreciation and amortization of
 property and equipment ..............      10,305        9,432       20,614       18,794
Amortization of intangible assets ....       5,240        3,605       10,557        6,351
Capitalization of internally generated
 computer software-net ...............        (687)      (1,883)      (1,483)      (3,532)
                                            ------       ------       ------       ------
Total cost of revenues ...............     165,612      148,725      329,817      285,013
                                           -------      -------      -------      -------
Operating income .....................      30,852       24,745       61,357       45,636
Interest expense - net ...............       5,076        4,437       10,731        6,274
                                             -----        -----       ------        -----
Income before income taxes ...........      25,776       20,308       50,626       39,362
Income tax provision .................      10,568        8,326       20,757       16,138
                                            ======        =====       ======       ======

Net income ...........................     $15,208      $11,982      $29,869      $23,224
                                           =======      =======      =======      =======

Net income per common and
 common equivalent share .............       $0.33        $0.28        $0.65        $0.55
                                             =====        =====        =====        =====

Shares used in computing
 net income per share ................      46,096       43,409       46,008       42,157
                                            ======       ======       ======       ======


See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                June 30,   December 31,
                                                  1996        1995
                                              ----------   ------------
                                                   (In thousands)
ASSETS
Cash and cash equivalents ................      $61,396       $59,743
Accounts receivable ......................      158,760       154,628
Prepaid expenses and other assets ........       52,708        63,893
Due on sale of securities ................                     97,446
Trust account investments ................      971,652       834,286
Other investments ........................       30,349        55,748
Deferred income taxes ....................       35,844        39,527
Property and equipment-net ...............      146,010       148,343
Internally generated computer software-net       76,018        73,863
Identifiable intangible assets relating
 to acquisitions-net .....................       57,438        57,270
Goodwill-net .............................      296,395       300,552
                                             ==========    ==========
Total ....................................   $1,886,570    $1,885,299
                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .........................      $41,369       $43,948
Accrued expenses .........................       53,633        59,614
Accrued income taxes .....................        8,729         6,116
Deferred revenues ........................       52,745        40,754
Trust account deposits ...................      955,956       917,189
Long-term debt ...........................      304,716       381,361
Other long-term obligations ..............        1,497         2,055
                                             ----------    ----------
Total liabilities ........................    1,418,645     1,451,037
                                             ----------    ----------
Stockholders' equity:
Common stock outstanding, 45,142,000 and
  44,887,000 shares, respectively ........          451           449
Additional paid-in capital ...............      319,586       315,800
Unrealized gain on investments ...........       15,334        15,268
Accumulated earnings .....................      132,554       102,745
                                             ----------    ----------
Total stockholders' equity ...............      467,925       434,262
                                             ==========    ==========
Total ....................................   $1,886,570    $1,885,299
                                             ==========    ==========

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the Six-Month Periods Ended June 30, 1996 and 1995
                                                                   Six Months Ended
                                                                        June 30,
                                                                   1996         1995
                                                                ---------    ---------
                                                                     (In thousands)
Cash flows from operating activities:
Net income ..................................................     $29,869      $23,224
Adjustments to reconcile income to net cash
 provided by operating activities:
 Deferred income taxes ......................................       3,683        7,783
 Depreciation and amortization of property and equipment ....      20,614       18,794
 Amortization of intangible assets ..........................      10,557        6,351
 Capitalization of internally generated computer software-net      (1,483)      (3,532)
                                                                ---------    ---------
                                                                   63,240       52,620
Cash provided (used) by changes in assets and  liabilities,
 net of effects from acquisitions of businesses:
 Accounts receivable ........................................      (4,120)       2,107
 Prepaid expenses and other assets ..........................      10,963       (5,221)
 Accounts payable and accrued expenses ......................      (8,264)     (24,350)
 Deferred revenue ...........................................      11,684        4,859
 Income taxes payable .......................................       2,255          325
                                                                ---------    ---------
Net cash provided by operating activities ...................      75,758       30,340
                                                                ---------    ---------
Cash flows from investing activities:
 Capital expenditures .......................................     (16,995)     (22,709)
 Investments and other assets ...............................      25,399        2,982
 Payment for acquisition of businesses ......................      (7,683)    (252,836)
 Trust account investments ..................................     (39,760)     136,547
                                                                ---------    ---------
Net cash used by investing activities .......................     (39,039)    (136,016)
                                                                ---------    ---------
Cash flows from financing activities:
 Borrowings and other long-term obligations-net .............     (77,619)     247,138
 Issuance of common stock ...................................       3,788          590
 Trust account deposits .....................................      38,765     (111,485)
                                                                ---------    ---------
Net cash provided by financing activities ...................     (35,066)     136,243
                                                                ---------    ---------
Change in cash ..............................................       1,653       30,567
Beginning balance ...........................................      59,743       29,683
                                                                =========    =========
Ending balance ..............................................     $61,396      $60,250
                                                                =========    =========

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated balance sheet as of June 30, 1996 and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of FIserv, Inc. and subsidiaries (the Company or the Registrant).

2. Shares Used in Computing Net Income per Share

                                           Three Months Ended   Six Months Ended
                                                June 30,             June 30,
                                            1996      1995        1996     1995
                                            ------------------------------------
                                                       (In thousands)
Weighted average number of common
shares outstanding .....................   45,124    42,409      45,035   41,251
Shares issuable upon exercise of options
reduced by the number of shares which
could have been purchased with the
proceeds of such exercise ..............      972     1,000         973      906
                                           -------------------------------------
                   Shares used .........   46,096    43,409      46,008   42,157
                                           =====================================

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.

3. Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of June 30, 1996 and December 31, 1995 are as follows:

                                                 June 30,     December 31,
                                                   1996          1995
                                                ---------------------------
                                                     (In thousands)
Allowance for doubtful accounts ...........      $2,319        $2,319
Accrued expenses not currently deductible .       5,966         7,769
Deferred revenue ..........................       9,722         9,122
Other .....................................         782         1,728
Net operating loss and credit carryforwards       5,594         6,739
Purchased incomplete software technology ..      63,999        66,305
Deferred costs ............................      (6,467)       (9,143)
Internally generated capitalized software .     (31,167)      (30,283)
Excess of tax over book depreciation and
  amortization ............................      (4,251)       (4,419)
Unrealized gain on investments ............     (10,653)      (10,610)
                                              --------------------------
Total deferred income taxes ...............     $35,844       $39,527
                                              ===========================

4. Supplemental Cash Flow Information

                                                               Six Months Ended
                                                                   June 30,
                                                               1996       1995
                                                             -------------------
                                                                (In thousands)
Income taxes paid ........................................    $14,461     $4,802
Interest paid ............................................     12,394      6,440
Liabilities assumed in acquisitions of
businesses -        Trust account deposits                               225,893
                    Other ................................      1,236     48,784
Value of common shares issued in acquisitions of businesses              135,947


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations
- ---------------------
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues.

                                         Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                        1996       1995       1996        1995
                                       -----------------------------------------
                                              (Percent of Revenues)

Revenues ........................      100.00%    100.00%    100.00%    100.00%
                                       -----------------------------------------

Salaries and related costs ......       46.31      46.61      46.44      47.20
Data processing costs ...........       12.48      13.87      12.47      14.12
Other operating expenses ........       17.94      18.83      17.81      18.34
Depreciation and amortization ...        5.25       5.44       5.27       5.68
Amortization of intangible assets        2.67       2.08       2.70       1.92
Capitalization of software-net ..        (.35)     (1.09)      (.38)     (1.07)
                                       -----------------------------------------
Total cost of revenues ..........       84.30      85.74      84.31      86.19
                                       -----------------------------------------
Operating income ................       15.70      14.26      15.69      13.81
                                      ========================================

Revenues
- --------
Revenues increased 13.3% from $173.5 million in the second quarter of 1995 to $196.5 million in the current second quarter and 18.3% from $330.6 million in the first six months of 1995 to $391.2 million in the comparable current period. Approximately 65% of the year-to-date growth in revenue resulted from the inclusion of revenues from the date of purchase of acquired companies and the remainder from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

Cost of Revenues
- ----------------
Cost of revenues increased 11.4% from $148.7 million in the second quarter of 1995 to $165.6 million in the current second quarter, and 15.7% from $285.0 million in the first six months of 1995 to $329.8 million in the first six months of 1996. These increases are slightly less than the increase in revenue for the periods due to improved operating margins.

Operating Income
- ----------------
Operating income increased 24.7% from $24.7 million in the second quarter of 1995 to $30.9 million in the current second quarter, and 34.4% from $45.6 million in the first six months of 1995 to $61.4 million in the first six months of 1996. As a percentage of revenues, operating margins improved during the second quarter and first six months of 1996 when compared to the comparable prior year periods due primarily to changes in the mix of business, including the impact of acquisitions referred to above.

Interest Expense - Net
- ----------------------
As a result of acquisitions since January 1, 1995, which were only partially funded with common stock, net interest expense increased $0.6 million in the second quarter and $4.5 million in the first six months of 1996 over amounts incurred for the comparable 1995 periods.

Income Tax Provision
- --------------------
Income taxes were computed at 41% in both 1996 and 1995. The 41% rate is expected to apply throughout the current year.

Net Income
- ----------
Net income grew 26.9% from $12.0 million in the second quarter of 1995 to $15.2 million in the comparable 1996 quarter and 28.6% from $23.2 million in the first six months of 1995 to $29.9 million in the comparable current period. Net income per share increased $.05 from $.28 in the second quarter of 1995 to $.33 in the current second quarter and $.10 from $.55 in the first six months of 1995 to $.65 in the first six months of 1996. The increase in net income per share over 1995 was consistent with management expectations and historical growth rates.

Liquidity and Capital Resources
- -------------------------------
During the six months ended June 30, 1996, cash increased $1.7 million comprising primarily $75.8 million net cash provided by operating activities, $24.4 million decrease in investments and $3.8 million from issuance of common stock, which was partially offset by $7.7 million for the acquisition of businesses, $77.6 million net repayment of long-term debt and $17.0 million for capital expenditures. Long-term obligations amounted to $306.2 million at June 30, 1996. The majority of this debt comprises $119.6 million of senior notes due 1997 to 2001 and $173.0 million advanced under a $300 million unsecured line of credit and commercial paper facility which reduces $45 million in May 1997 and in May 1998, $60 million in May 1999 and expires in May 2000. A facility fee of 0.10% to 0.20% per annum is required on the line.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

  (a) Exhibits
      Index to exhibits
      (11) Statement regarding computation of per share earnings (included on page 5, Part 1).

  (b) Reports on Form 8-K
      During the quarter ended June 30, 1996, the Registrant filed a report on Form 8-K, dated April 4, 1996, relating to an amendment of its processing contract with The Chase Manhattan Corporation.

















                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIserv, Inc.
                                        ------------
                                        (Registrant)



Date July 23, 1996                      by /S/ EDWARD P. ALBERTS
                                        ------------------------
                                        EDWARD P. ALBERTS
                                        Senior Vice President, Finance
                                        and Controller