Form 10-Q
period 1996-09-30
FISERV INC
filed 1996-10-21
CIK 798354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended September 30, 1996      Commission file number 0-14948


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At September 30, 1996, 45,233,000 shares of common stock of the Registrant were outstanding.





                        Exhibit Index appears at page 8.

PART I. FINANCIAL INFORMATION

                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           for the Three and Nine-Month Periods Ended September 30, 1996 and 1995
                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                            1996          1995         1996          1995
                                              (In thousands except per share amounts)
Revenues                                 $196,585      $176,922      $587,759      $507,571
                                        ---------------------------------------------------

Cost of revenues:
Salaries, commissions and payroll
 related costs                             92,604        84,069       274,280       240,144
Data processing expenses, rentals
 and telecommunication costs               20,938        22,829        69,735        69,506
Other operating expenses                   36,459        28,731       106,115        89,379
Depreciation and amortization of
 property and equipment                    10,703         9,731        31,317        28,525
Amortization of intangible assets           5,214         4,805        15,771        11,156
Capitalization of internally generated
 computer software-net                       (285)       (1,879)       (1,768)       (5,411)
                                        ---------------------------------------------------
Total cost of revenues                    165,633       148,286       495,450       433,299
                                        ---------------------------------------------------
Operating income                           30,952        28,636        92,309        74,272
Interest expense - net                      4,294         6,413        15,025        12,687
                                        ---------------------------------------------------
Income before income taxes                 26,658        22,223        77,284        61,585
Income tax provision                       10,929         9,111        31,686        25,250
                                        ===================================================
Net income                                $15,729       $13,112       $45,598       $36,335
                                        ===================================================
Net income per common and
 common equivalent share                    $0.34         $0.29         $0.99         $0.84
                                        ===================================================
Shares used in computing
 net income per share                      46,265        45,864        46,094        43,395
                                        ===================================================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             September 30,      December 31,
                                                  1996              1995
                                              ----------         ----------
                                                       (In thousands)
ASSETS
Cash and cash equivalents ................      $69,036            $59,743
Accounts receivable ......................      159,620            154,628
Prepaid expenses and other assets ........       53,075             63,893
Due on sale of securities ................                          97,446
Trust account investments ................      911,338            834,286
Other investments ........................       28,792             55,748
Deferred income taxes ....................       33,098             39,527
Property and equipment-net ...............      145,230            148,343
Internally generated computer software-net       76,368             73,863
Identifiable intangible assets relating
 to acquisitions-net .....................       53,113             57,270
Goodwill-net .............................      295,198            300,552
                                              =========          =========
Total ....................................   $1,824,868         $1,885,299
                                              =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .........................      $42,504            $43,948
Accrued expenses .........................       59,427             59,614
Accrued income taxes .....................        5,553              6,116
Deferred revenues ........................       48,852             40,754
Trust account deposits ...................      892,511            917,189
Long-term debt ...........................      289,864            381,361
Other long-term obligations ..............        1,501              2,055
                                              ---------          ---------
Total liabilities ........................    1,340,212          1,451,037
                                              ---------          ---------
Stockholders' equity:
Common stock outstanding, 45,233,000 and
  44,887,000 shares, respectively ........          452                449
Additional paid-in capital ...............      320,631            315,800
Unrealized gain on investments ...........       15,279             15,268
Accumulated earnings .....................      148,294            102,745
                                              ---------          ---------
Total stockholders' equity ...............      484,656            434,262
                                              =========          =========
Total ....................................   $1,824,868         $1,885,299
                                              =========          =========

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the Nine-Month Periods Ended September 30, 1996 and 1995
                                                                   Nine Months Ended
                                                                      September 30,
                                                                   1996           1995
                                                                ---------       --------
                                                                     (In thousands)
Cash flows from operating activities:
Net income                                                       $45,598         $36,335
Adjustments to reconcile income to net cash provided by
 operating activities:
 Deferred income taxes                                             6,429          13,638
 Depreciation and amortization of property and equipment          31,317          28,525
 Amortization of intangible assets                                15,771          11,156
 Capitalization of internally generated computer software-net     (1,768)         (5,411)
                                                                ---------       ---------
                                                                  97,347          84,243
Cash provided (used) by changes in assets and  liabilities,
 net of effects from acquisitions of businesses:
 Accounts receivable                                              (5,117)         (1,818)
 Prepaid expenses and other assets                                10,332          (8,877)
 Accounts payable and accrued expenses                            (1,385)        (14,045)
 Deferred revenue                                                  8,009           2,225
 Income taxes payable                                               (983)          1,012
                                                                ---------       ---------
Net cash provided by operating activities                        108,203          62,740
                                                                ---------       ---------
Cash flows from investing activities:
 Capital expenditures                                            (26,144)        (33,563)
 Investments and other assets                                     26,956          19,432
 Payment for acquisition of businesses                            (7,860)       (253,082)
 Trust account investments                                        20,464          20,973
                                                                ----------      ---------
Net cash provided (used) by investing activities                  13,416        (246,240)
                                                                ----------      ---------
Cash flows from financing activities:
 Borrowings and other long-term obligations-net                  (92,459)        225,135
 Issuance of common stock                                          4,834           1,083
 Trust account deposits                                          (24,701)         10,253
                                                                ----------      ---------
Net cash provided (used) by financing activities                (112,326)        236,471
                                                                ----------      ---------
Change in cash                                                     9,293          52,971
Beginning balance                                                 59,743          29,683
                                                                ==========      =========
Ending balance                                                   $69,036         $82,654
                                                                ==========      =========


See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated balance sheet as of September 30, 1996 and the related consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company or the Registrant).

2. Shares Used in Computing Net Income per Share

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                            1996       1995      1996      1995
                                            ------------------------------------
                                                       (In thousands)
Weighted average number of common
shares outstanding .....................   45,197    44,844     44,765   42,450
Shares issuable upon exercise of options
reduced by the number of shares which
could have been purchased with the
proceeds of such exercise ..............    1,068     1,020      1,329      945
                                           -------------------------------------
                   Shares used .........   46,265    45,864     46,094   43,395
                                           =====================================

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.

3. Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax asset as of September 30, 1996 and December 31, 1995 are as follows:

                                              September 30,   December 31,
                                                  1996            1995
                                                ---------------------------
                                                     (In thousands)
Allowance for doubtful accounts ...........      $1,719         $2,319
Accrued expenses not currently deductible .       5,576          7,769
Deferred revenue ..........................       9,201          9,122
Other .....................................       1,301          1,728
Net operating loss and credit carryforwards       5,544          6,739
Purchased incomplete software technology ..      62,654         66,305
Deferred costs ............................      (6,332)        (9,143)
Internally generated capitalized software .     (31,311)       (30,283)
Excess of tax over book depreciation and
  amortization ............................      (4,635)        (4,419)
Unrealized gain on investments ............     (10,619)       (10,610)
                                              --------------------------
Total deferred income taxes ...............     $33,098        $39,527
                                              ===========================

4. Supplemental Cash Flow Information

                                                               Nine Months Ended
                                                                 September 30,
                                                               1996       1995
                                                             -------------------
                                                                (In thousands)
Income taxes paid ........................................    $25,820     $8,424
Interest paid ............................................     14,960     10,914
Liabilities assumed in acquisitions of
businesses -        Trust account deposits                               225,893
                    Other ................................      1,236     48,784
Value of common shares issued in acquisitions of businesses              135,947


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations
---------------------
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues.

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                        1996       1995       1996        1995
                                       -----------------------------------------
                                              (Percent of Revenues)

Revenues ........................      100.00%    100.00%    100.00%    100.00%
                                       -----------------------------------------

Salaries and related costs ......       47.11      47.51      46.67      47.32
Data processing costs ...........       10.65      12.90      11.86      13.69
Other operating expenses ........       18.55      16.24      18.05      17.61
Depreciation and amortization ...        5.44       5.50       5.33       5.62
Amortization of intangible assets        2.65       2.72       2.68       2.20
Capitalization of software-net ..       (0.14)     (1.06)     (0.30)     (1.07)
                                       -----------------------------------------
Total cost of revenues ..........       84.26      83.81      84.29      85.37
                                       -----------------------------------------
Operating income ................       15.74      16.19      15.71      14.63
                                       =========================================

Revenues
--------
Revenues increased 11.1% from $176.9 million in the third quarter of 1995 to $196.6 million in the current third quarter and 15.8% from $507.6 million in the first nine months of 1995 to $587.8 million in the comparable current period. Approximately 65% of the year-to-date growth in revenue resulted from the inclusion of revenues from the date of purchase of acquired companies and the remainder from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

Cost of Revenues
----------------
Cost of revenues increased 11.7% from $148.3 million in the third quarter of 1995 to $165.6 million in the current third quarter, and 14.3% from $433.3 million in the first nine months of 1995 to $495.5 million in the first nine months of 1996. Year to date, these increases are slightly less than the increase in revenue for the periods due to improved operating margins.

Operating Income
----------------
Operating income increased 8.1% from $28.6 million in the third quarter of 1995 to $31.0 million in the current third quarter, and 24.3% from $74.3 million in the first nine months of 1995 to $92.3 million in the first nine months of 1996. As a percentage of revenues, operating margins were slightly lower during the current third quarter and improved slightly during the first nine months of 1996 when compared to the comparable prior year periods. The decrease in the current quarter resulted from charges related to the disposition of a business and the year to date increase was primarily due to changes in the mix of business, including the impact of acquisitions.

Interest Expense - Net
----------------------
As a result of substantial debt reductions and slightly lower effective rates, interest expense decreased $2.1 million in the third quarter of 1996 and $2.3 million for the first nine months of 1996 when compared to amounts incurred for the comparable 1995 periods.

Income Tax Provision
--------------------
Income taxes were computed at 41% in both 1996 and 1995. The 41% rate is expected to apply throughout the current year.

Net Income
----------
Net income grew 20.0% from $13.1 million in the third quarter of 1995 to $15.7 million in the comparable 1996 quarter and 25.5% from $36.3 million in the first nine months of 1995 to $45.6 million in the comparable current period. Net income per share increased $.05 from $.29 in the third quarter of 1995 to $.34 in the current third quarter and $.15 from $.84 in the first nine months of 1995 to $.99 in the first nine months of 1996. The increase in net income per share over 1995 was consistent with management expectations and historical growth rates.

Liquidity and Capital Resources
-------------------------------
During the nine months ended September 30, 1996, cash increased $9.3 million comprising primarily $108.2 million net cash provided by operating activities, $22.8 million decrease in investments and $4.8 million from issuance of common stock, which was partially offset by $7.9 million for the acquisition of businesses, $92.5 million net repayment of long-term debt and $26.1 million for capital expenditures. Long-term obligations amounted to $291.4 million at September 30, 1996. The majority of this debt comprises $112.9 million of senior notes due 1997 to 2001 and $158.3 million advanced under a $225 million unsecured line of credit and commercial paper facility which reduces $15 million in May 1998, $60 million in May 1999 and expires in May 2000. A facility fee of 0.10% to 0.20% per annum is required on the line.

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

  (b) Reports on Form 8-K
      During the quarter ended September 30, 1996, the Registrant filed a report on Form 8-K, dated July 25, 1996, relating to a proposal to perform item processing services for Canadian Imperial Bank of Canada.

















                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Fiserv, Inc.
                                        ------------
                                        (Registrant)



Date: October 22, 1996                   by /S/ EDWARD P. ALBERTS
                                        ------------------------
                                        EDWARD P. ALBERTS
                                        Senior Vice President, Finance
                                        and Controller