Form 10-K
period 1996-12-31
FISERV INC
filed 1997-02-18
CIK 798354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                  For the fiscal year ended December 31, 1996
                          Commission file no. 0-14948

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1997: $1,516,736,302

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1997: 45,360,338

DOCUMENTS INCORPORATED BY REFERENCE: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.
1996 Annual Report to Shareholders - Parts II, IV
Proxy Statement for March 20, 1997 Meeting - Part III

                          Fiserv, Inc. and Subsidiaries
                                    Form 10-K
                                December 31, 1996

PART I                                                                     Page

     Item 1.      Business                                                   1

     Item 2.      Properties                                                10

     Item 3.      Legal Proceedings                                         10

     Item 4.      Submission of Matters to a Vote of Security Holders       11


PART II

     Item 5.      Market for the Registrant's Common Equity and Related
                  Shareholder Matters                                       11

     Item 6.      Selected Financial Data                                   11

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11

     Item 8.      Financial Statements and Supplementary Data               11

     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       11


PART III

     Item 10.     Directors and Executive Officers of the Registrant        11

     Item 11.     Executive Compensation                                    11

     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management                                                11

     Item 13.     Certain Relationships and Related Transactions            11


PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                  11

================================================================================
                                     PART I
================================================================================

Item 1.  Business

         Fiserv was formed on July 31, 1984, through the combination of two major regional data processing firms located in Milwaukee, Wisconsin, and Tampa, Florida. These firms--First Data Processing of Milwaukee and Sunshine State Systems of Tampa--began their operations in 1964 and 1971, respectively, as the data processing operations of their parent financial institutions. Historically, operations were expanded by developing a range of services for these parent organizations as well as other financial institutions.
         Since its organization in 1984, the Company has grown through the continuing development of highly specialized services and product enhancements, the addition of new clients and the acquisition of firms complementing the Fiserv organization.

Business Resources

         Fiserv conducts the following operations nationwide: financial data processing, software system development, item processing and check imaging, multiple technology support and related product businesses. In addition, the Company has business support centers in Canada, England and Singapore. The Fiserv organization, headquartered in Brookfield, Wisconsin, is prepared to meet the variety of information technology and related product and service needs of the financial industry.
         The Savings & Community Bank Group provides service bureau processing and resource management services for savings institution and community bank clients and item processing services for all Fiserv clients nationwide. Business units within the Savings & Community Bank Group include the following:
         Savings Institutions Division with business units in New Haven, Connecticut; Tampa, Florida; Cleveland, Ohio; Pittsburgh, Pennsylvania; San Antonio, Texas; Seattle, Washington; and Brookfield, Wisconsin.
         Banking Division with business units in Los Angeles, California; Miami, Florida; Atlanta, Georgia; Des Moines, Iowa; Bowling Green, Kentucky; Boston, Massachusetts; Mendota Heights, Minnesota; Amarillo, Beaumont, Houston and San Antonio, Texas; and Brookfield, Wisconsin.
         Northern Item Processing Region with business units in New Haven, Connecticut; Chicago, Marion and Pontiac, Illinois; Boston, Massachusetts; Piscataway, New Jersey; Lake Success, New York; and Milwaukee, Wisconsin.
         Southern Item Processing Region with business units in Little Rock, Arkansas; Jacksonville and Miami, Florida; Atlanta and Macon, Georgia; New Orleans, Louisiana; and Beaumont, Dallas, Houston and San Antonio, Texas.
         Western Item Processing Region with business units in Phoenix, Arizona; Alameda, Fresno, Fullerton, Sacramento, San Diego, San Leandro, Van Nuys and Walnut, California; Denver, Colorado; Portland, Oregon; and Seattle, Washington.
         Fiserv Canada with item processing sites in Burlington, Calgary, Edmonton, Halifax, London, Montreal,Ottawa, Regina, St. Catherines, Toronto, Vancouver, Victoria and Winnipeg, Canada.
         The Bank & Credit Union Group provides service bureau processing, in-house software systems and strategic outsourcing for national and international bank, mortgage bank and credit union clients. Business units within the Bank & Credit Union Group include the following:
         CBS Worldwide Division with business units in Fresno, California; Orlando, Florida; Arlington Heights, Illinois; London, England; and Singapore.
         Financial Institutions Outsourcing Division with business units in Covina and Fresno, California; Honolulu, Hawaii; Arlington Heights, Illinois; Oklahoma City, Oklahoma; and Philadelphia and Pittsburgh,Pennsylvania.
         Credit Union Division with business units in Titusville, Florida; Flint and Troy, Michigan; Minneapolis, Minnesota; and Corvallis, Oregon.
         Additional business units within the Bank & Credit Union Group include BankLink cash management services (New York, New York); Mortgage Products Division (Fort Lauderdale, Florida and South Bend, Indiana); Outsourced Services Division (Stamford, Connecticut); and Fiserv EFT electronic funds transfer services (Portland, Oregon).
         The Industry Products & Services Group includes all Fiserv product and service company businesses marketing to clients within the Fiserv Corporate Groups, as well as marketing direct to clients within the financial, healthcare, insurance, retail, telecommunications and related industries.
         The Industry Products & Services Group includes Communications Design marketing services (Sacramento, California); Fiserv Forms & Graphics (Seattle, Washington); Fiserv Human Resource Information Services (Melville, New York); ImageSoft Technologies (Maitland, Florida); NEC Card Services (Indianapolis, Indiana and Houston, Texas); RECOM network consulting (Tampa, Florida); and Sendero Corporation asset/liability management and decision support systems (Scottsdale, Arizona; London, England and Singapore).
         Fiserv is active in the servicing, administration and record keeping for Individual Retirement Accounts (IRAs) and business retirement plans. Three subsidiary companies provide retirement plan processing services--First Trust Corporation, Lincoln Trust Company and The Affinity Group--all headquartered in Denver, Colorado. The Affinity Group also does business in Florida as Retirement Accounts, Inc. Cumulatively, these Fiserv subsidiaries service approximately 311,000 retirement plans and custodial accounts with assets valued at more than $18.12 billion.
         Information Technology, Inc. (ITI) is a Fiserv subsidiary company based in Lincoln, Nebraska, with an additional software development center in Birmingham, Alabama. ITI is a nationwide leader in the design, development, delivery, installation and support of the ITI Premier banking software and related services. The ITI product serves financial institutions directly through in-house software licenses, and indirectly through outsourcing providers using ITI software.

Business Strategy

         The market for products and services offered by financial institutions continues to undergo change. New alternative lending and investment products are being introduced and implemented by the industry with great frequency; the distinctions among financial services traditionally offered by savings and loan associations, banks and credit unions continue to narrow; and financial institutions diversify and consolidate on an ongoing basis in response to market pressures, as well as under the auspices of the Federal Deposit Insurance Corporation (FDIC) and the Credit Union National Association (CUNA).
         Although such market changes have led to consolidations which have reduced the number of financial institutions in the United States, such consolidations have not resulted in a material reduction of the number of customer accounts serviced by the financial industry as a whole. New entrants to the once limited financial services industry have opened new markets for Fiserv services.
         To stay competitive in this changing marketplace, financial institutions are finding they must aggressively meet the growing needs of their customers for a broad variety of new products and services that are typically transaction-oriented and fee-based. The growing volume and types of transactions and accounts have increased the data processing requirements of these institutions. As a consequence, Fiserv management believes that the financial services industry has become one of the largest users of data processing products and services.
         Moreover, Fiserv expects that the industry will continue to require significant commitments of capital and human resources to the information systems requirements, to require application of more specialized systems, and to require development, maintenance and enhancement of applications software. Fiserv believes that economies of scale in data processing operations are essential to justify the required level of expenditures and commitment of human resources.
         In response to these market dynamics, the means by which financial institutions obtain data processing services has changed. Many smaller, local and regional third-party data processors are leaving the business or consolidating with larger providers. A number of large financial institutions previously providing third-party processing services for other institutions have withdrawn from the business to concentrate on their primary, core businesses. Similarly, an increasing number of financial institutions that previously developed their own software systems and maintained their own data processing operations have outsourced their data processing requirements by licensing their software from a third party or by contracting with third-party processors to reduce costs and enhance their products and services. Outsourcing can involve simply the licensing of software, thereby eliminating the costly technical expertise within the financial institution, or the utilization of service bureaus, facilities management or resource management capability. Fiserv provides all of these options to the financial industry.
         To capitalize on these industry trends and to become the premier national provider of data processing products and services, Fiserv has implemented a strategy of continuing to develop new products, improving the cost effectiveness of services provided to clients, aggressively soliciting new clients and making both opportunistic and strategic acquisitions.




Acquisition History

Formed     Acquired        Business                                                       Service
===========================================================================================================================
1964       July   1984     First Data Processing, Milwaukee, WI                           Data processing
1971       July   1984     Sunshine State Systems, Tampa, FL                              Data processing
1966       Nov.   1984     San Antonio, Inc., San Antonio, TX                             Data processing

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

1982       May    1989     Triad Software Network, Ltd., Chicago, IL                      Data processing
1969       Aug.   1989     Northeast Datacom, Inc., New Haven, CT                         Data processing

1978       Feb.   1990     Financial Accounting Services Inc., Pittsburgh, PA             Data processing
1974       June   1990     Accurate Data On Line, Inc., Titusville, FL                    Data processing
1982       June   1990     GTE EFT Services Money Network, Fresno, CA                     EFT networks
1968       July   1990     First Interstate Management, Milwaukee, WI                     Data processing
1982       Oct.   1990     GTE ATM Networks, Fresno, CA                                   EFT networks
1867       Nov.   1990     Boston Safe Deposit & Trust Co. IP Services, MA                Item processing
1968       Dec.   1990     First Bank, N.A. IP Services, Milwaukee, WI                    Item processing

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

1970       Jan.   1995     Integrated Business Systems, Glendale, CA                      Specialized forms
1977       Feb.   1995     BankLink, Inc., New York, NY                                   Cash management
1976       May    1995     Information Technology, Inc., Lincoln, NE                      Software & services
1957       Aug.   1995     Lincoln Holdings, Inc., Denver, CO                             DP for retirement planning
1993       Sept.  1995     SRS, Inc., Austin, TX                                          Data processing
1992       Sept.  1995     ALLTEL's Document Management Services, CA, NJ                  Item processing
1978       Nov.   1995     Financial Information Trust, Des Moines, IA                    Data processing

1983       Jan.   1996     UniFi, Inc., Fort Lauderdale, FL                               Software & services
1982       Nov.   1996     Bankers Pension Services, Inc., Tustin, CA                     DP for retirement planning

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


Comprehensive Service Dimension

         Fiserv focuses on providing financial data processing systems and related information management services and products to banks, credit unions, mortgage banks, savings institutions and other financial intermediaries. This focus allows the Company to concentrate its advanced technology, industry experience, research and development on creating and supporting solutions uniquely designed for the financial industry. Based on market surveys of total clients served, Fiserv is the nation's leading independent data processing provider  for  banks and  savings  institutions;  the  leading  item  processing provider for banks and savings institutions combined; the number two data processing provider for credit unions; and the number two software and service provider for the mortgage industry.
         Many financial institutions, including banks, credit unions, mortgage banks and savings institutions, rely on Fiserv data center service bureau solutions for their information processing needs. These solutions offer clients a choice of online systems compatible with their existing equipment. Fiserv data centers focus on the financial institution's needs within its local business climate, helping to better serve the customer base and provide quality service at all points of customer contact.
         In-house software systems give clients a service delivery method that enables them to process their own work. These solutions offer clients a broad array of service capabilities to respond to emerging market opportunities. Specific to this Fiserv solution is the option of migrating between in-house or service bureau delivery approaches without new software conversion. The end result: a business alliance designed to help financial institutions respond to their customers while enabling each institution to select its preferred operating environment.
         Strategic technology alliances offer financial institutions the option of full data processing management by Fiserv personnel on-site; or management of their systems at a Fiserv data center. Facilities Management brings Fiserv personnel to the client's site, while Resource Management brings the client's operations to one of the many Fiserv data processing or computer service centers throughout the United States. Both solutions are designed to meet the unique requirements of the client by partnering to minimize operating costs while allowing each client to maintain control of its software applications.
         For institutions seeking to expand or enhance their mortgage banking capabilities, Fiserv offers a specialized line of mortgage products and services. The benefits of complete PC Windows(TM)-based origination and secondary marketing solutions and online, real-time loan servicing solutions are available to help clients effectively meet their mortgage banking needs.
         Offering comprehensive item processing (IP) services to more financial institutions than any other external provider, Fiserv maintains a network of specialized, regional processing centers in 45 cities. In a field where efficiencies are gained through volume, Fiserv is well positioned to leverage its resources and technological expertise for the benefit of IP services clients nationwide. Other item processing services include: proof of deposit, inclearing, statement rendering, bulkfile, lockbox, item research, overdraft processing, qualified returns and return items, cash letter deposit, fine sorting, account reconcilement and adjustments.
         A growing trend in check operations is the use of imaging technology. Fiserv offers a full range of image integration products and services. Included are image and document management systems for management, storage and presentation of check and document images.
         Fiserv is among the nation's leading third-party providers of electronic funds transfer (EFT) services, providing transaction authorization, comprehensive Automated Teller Machine / Point-of-Sale (ATM / POS) processing and card management services. Product flexibility and current technology, coupled with access to all major EFT services networks, helps to keep Fiserv clients competitive.
         As a leading systems integrator, Fiserv creates joint ventures that combine core competencies in hardware, software, functional application systems, networks, data management and end-user computing, along with dedicated human resources. In addition, Fiserv complements its service offerings through numerous strategic alliances with specialized third-party technology providers.
         As a worldwide provider of financial decision-support systems, Fiserv offers asset/liability management, data warehousing and performance measurement solutions. Consulting services help to analyze, enhance and expedite the total financial management process.
         Office automation and communication network integration services are designed to meet specialized information technology needs. Included are hardware and software installation, maintenance, on-site education and support for financial institutions.
         For cash management services, Fiserv offers a variety of software products that take into account an institution's particular needs. This portfolio of cash management solutions includes electronic banking information, reporting and transaction initiation services.
         Fiserv backroom automation systems provide PC-based productivity tools that deliver the software, service and support necessary to meet the customer service challenges facing the financial industry. The systems are designed to streamline backroom operations by reducing time, keystrokes and labor.
         A full range of human resource, benefit and payroll information services are available through Fiserv to help large organizations enhance their personnel management tasks. Marketing communications and a comprehensive financial business forms service, including communications needs analysis and complete project management, provide assistance at all levels of planning and implementation. Concept, development and design of printed pieces, ranging from direct mail and collateral material to annual reports, assist clients in communicating with their customer base.
         First Trust Corporation and Lincoln Trust Company, specialized providers of account processing, administration and trusteeship of self-directed individual and business retirement plans, are together the largest provider of their kind in the nation. Based in Denver, Colorado, these Fiserv companies specifically assist financial representatives and other financial service intermediaries in managing information through their proprietary data base technology.

Servicing the Market

         The market for Fiserv data processing services and products has specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, reliability of service, comprehensiveness and integration of product line, timely introduction of new products and features, and cost value. Through its multiple product offerings, the Company successfully services these market needs for clients ranging in size from start-ups to some of the largest institutions worldwide.
         Fiserv believes that the position it holds as an independent, growth-oriented company dedicated to its business is an advantage to its clients. The Company differs from many of the data processing resources currently available since it isn't a regional or local cooperatively owned organization, nor a data processing subsidiary, an affiliate of a financial institution or a hardware vendor. Due to the economies of scale gained through its broad market presence, Fiserv offers clients a selection of data processing solutions designed to meet the specific needs of financial institutions.
         The Company believes this independence and primary focus on the financial industry helps its business development and related Client Service and Product Support teams remain responsive to the data processing needs of its market, now and for the future.
         "The Client Comes First" is one of the Company's founding principles. It's a belief backed by a dedication to providing ongoing client service and support--no matter the institution size. The Fiserv Client Support and Account Management staff is responsible for the day-to-day interface with the operations of clients.
         The Company's commitment of substantial resources to training and technical support helps keep Fiserv clients first. Fiserv conducts the majority of its new and ongoing client training in its data centers, where the Company maintains fully equipped demonstration and training facilities containing equipment used in the delivery of Fiserv services. Fiserv also provides local and on-site training services.

Product Development

         In order to meet the changing data processing needs of the financial institutions served by Fiserv, the Company continually develops, maintains and enhances its systems. Resources applied to product development and maintenance are believed to be approximately 8% to 10% of Company revenues, about half of which is dedicated to software development.
         Unique to Fiserv, its network of development and data processing centers applies the shared expertise of multiple Fiserv teams to design, develop and maintain specialized processing systems around the leading technology platforms. The applications of its account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market-specific financial service environments of the Company's many clients.
         Though all Fiserv centers rely on the Company's nationally developed and supported software, each center has specialized capabilities that enable them to offer system application features and functions unique to their client base. Where the client's requirements warrant, Fiserv purchases software programs from third parties which are interfaced with existing Fiserv systems. In developing its products, Fiserv stresses responsiveness to the needs of its clients through close client contact.
         Fiserv provides a dedicated system designed, developed, maintained and enhanced according to each client's goals for service quality, business development, asset/liability mix, local-market positioning and other user-defined parameters.

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

Government Regulation

         The Company's data processing subsidiaries are not themselves directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. As a provider of services to these entities, however, the data processing operations are observed from time to time by the Federal Deposit Insurance Corporation, the National Credit Union Association, the Office of Thrift Supervision, the Office of the Comptroller of the Currency and various state regulatory authorities. These regulators make certain recommendations to the Company regarding various aspects of its data processing operations. Such recommendations are generally implemented by the Company. In addition, the Company's operations are reviewed annually by an independent auditor to provide required internal control evaluations for its clients' auditors and regulators.
         As trust companies under Colorado law, First Trust and Lincoln Trust are subject to the regulations of the Colorado Division of Banking. First Trust and Lincoln Trust historically have complied with such regulations and although no assurance can be given, the Company believes First Trust and Lincoln Trust will continue to be able to comply with such regulations. Commencing in 1991, First Trust received approval of its application for Federal Deposit Insurance Corporation coverage of its customer deposits.

Employees

         Fiserv employs 8,590 specialists throughout the United States and worldwide in its information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other direct experience in banks, credit unions, mortgage firms, savings and other financial institution business environments.
         Fiserv employees provide expertise in sales and marketing; account management and client services; computer operations, network control and technical support; programming, software development, modification and maintenance; conversions and client training; and related support services.
         Fiserv employees are not represented by a union, and there have been no work stoppages, strikes or organizational attempts. The service nature of the Fiserv business makes its employees an important corporate asset, and while the market for qualified personnel is competitive, the Company does not experience difficulty with hiring or retaining its staff of top industry professionals. In assessing companies to acquire, the quality and stability of the prospective company's staff are emphasized.
         Management attributes its ability to attract and keep quality employees to, among other things, the Company's growth and dedication to state-of-the-art software development tools and hardware technologies.

Item 2.  Properties

         Fiserv currently operates full-service data centers, software system development centers and item processing and back-office support centers in 75 cities (59 in the United States): Birmingham, Alabama; Phoenix and Scottsdale, Arizona; Little Rock, Arkansas; Alameda, Covina, Fresno, Fullerton, Los Angeles, Sacramento, San Diego, San Leandro, Van Nuys and Walnut, California; Denver, Colorado; New Haven and Stamford, Connecticut; Fort Lauderdale, Jacksonville, Maitland, Miami, Orlando, Tampa and Titusville, Florida; Atlanta and Macon, Georgia; Honolulu, Hawaii; Arlington Heights, Chicago, Marion and Pontiac, Illinois; Indianapolis and South Bend, Indiana; Des Moines, Iowa; Bowling Green, Kentucky; New Orleans, Louisiana; Boston, Massachusetts; Flint and Troy, Michigan; Mendota Heights and Minneapolis, Minnesota; Lincoln, Nebraska; Piscataway, New Jersey; Lake Success, Melville and New York, New York; Cleveland, Ohio; Oklahoma City, Oklahoma; Corvallis and Portland, Oregon;
Philadelphia and Pittsburgh, Pennsylvania; Amarillo (FM), Beaumont, Dallas, Houston and San Antonio, Texas; Seattle, Washington; and Brookfield and Milwaukee, Wisconsin. International business centers are located in London, England; Singapore; and Burlington, Calgary, Edmonton, Halifax, London, Montreal, Ottawa, Regina, St. Catherines, Toronto, Vancouver, Victoria and Winnipeg, Canada.
         The Company owns facilities in Brookfield, Corvallis, Fresno, Hartford and Lincoln; all other buildings in which centers are located are subject to leases expiring through 1998 and beyond. The Company owns or leases 129 mainframe computers (Data General, Digital, Hewlett Packard, IBM, NCR and Unisys). In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.
         Fiserv believes its facilities and equipment are generally well maintained and are in good operating condition. The Company believes that the computer equipment it owns and its various facilities are adequate for its present and foreseeable business. Fiserv periodically upgrades its mainframe capability as needed. Fiserv contracts with multiple sites to provide processing backup in the event of a disaster and maintains duplicate tapes of data collected and software used in its business in locations away from the Company's facilities.
         Fiserv regards its software as proprietary and utilizes a combination of trade secrecy law, internal security practices and employee non-disclosure agreements for protection. The Company has not patented or registered the copyrights on its software. The Company believes that legal protection of its software, while important, is less significant than the knowledge and experience of the Company's management and personnel and their ability to develop, enhance and market new products and services. The Company believes that it holds all proprietary rights necessary for the conduct of its business.

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


================================================================================
                                  PART II
================================================================================


         Pursuant to Instruction G(2) for Form 10-K, the information required in Items 5 through 8 is incorporated by reference from the Company's annual report to shareholders included in this Form 10-K Annual Report as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


================================================================================
                                    PART III
================================================================================

         Pursuant to Instruction G(3) for Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before February 17, 1997, and included in the Form 10-K Annual Report as Exhibit 28.


================================================================================
                                     PART IV
================================================================================


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements:

         The consolidated financial statements of the companies as of December 31, 1996 and 1995 and for each of the three years in the period ending December 31, 1996, together with the report thereon of Deloitte & Touche LLP, dated January 31, 1997, appear on pages 23 through 38 of the Company's annual report to shareholders, Exhibit 13 to this Form 10-K Annual Report, and are incorporated herein by reference.

(a) (2)  Financial Statement Schedules:

         All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

         During 1996, the Company filed three reports on Form 8-K, one dated April 4, 1996, relating to an amendment of its processing contract with Chase
Manhattan Corporation, and two dated July 25, 1996, and December 19, 1996, relating to an item processing contract with Canadian Imperial Bank of Canada.

(c)  Exhibits:

2.1 Stock Purchase Agreement, dated as of April 6, 1995, by and between Fiserv, Inc. and Information Technology, Inc.(filed as Exhibit 2.1 to the Company's Registration Statement on Form S-3, File No. 33-58709, and incorporated herein by reference).

3.1 Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4,File No. 33-62870, and incorporated herein by reference).

3.2 By-laws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 33-62870, and incorporated herein by reference).

4.1 Credit Agreement dated as of May 17, 1995, as amended, by and among Fiserv, Inc., the Lenders Party Hereto, First Bank National Association, as Co-Agent and The Bank of New York, as Agent. (Not being filed herewith, but will be provided to the Commission upon its request, pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K.)

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

10.      Material contracts

10.1 Stock Purchase Agreement, dated as of December 31, 1992, by and between Fiserv, Inc. and First Financial Management Corporation, as amended by Amendment dated as of February 10, 1993, included in the Company's Current Report on Form 8-K, dated February 10, 1993 and incorporated herein by reference.

10.2 Stock and Asset Purchase Agreement, dated as of July 30, 1993, as amended, by and between Mellon Bank Corporation, Mellon Bank, N.A., Mellon Financial Services Corporation #1 and Vertical Technologies, Inc., as Sellers, and Fiserv, Inc., as Purchaser, included in the Company's Annual Report on Form 10-K, dated February 29, 1994, and incorporated herein by reference.

11.      Computation of Shares Used in Computing Earnings per Share.

13.      The 1996 Annual Report to Shareholders.

21.      List of Subsidiaries of the Registrant.

23.      Manually signed Consent of Independent Auditors.

27.      Financial Data Schedule

28. The Company's definitive proxy statement for the 1997 annual meeting of shareholders to be held on March 20, 1997, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 17, 1997
FISERV, INC.

By       /S/ GEORGE D. DALTON
         --------------------
         George D. Dalton
         (Chairman of the Board)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 17, 1997.

/S/ George D. Dalton
------------------------
George D. Dalton            Chairman of the Board, Chief Executive Officer

/S/ Leslie M. Muma
------------------------
Leslie M. Muma              Vice Chairman of the Board, President,
                            Chief Operating Officer
/S/ Donald F. Dillon
------------------------
Donald F. Dillon            Vice Chairman of the Board,
                            President - Information Technology, Inc.
/S/ Kenneth R. Jensen
------------------------
Kenneth R. Jensen           Senior Executive Vice President, Chief Financial
                            Officer, Treasurer, Director
/S/ Gerald J. Levy
------------------------
Gerald J. Levy              Director

/S/ L. William Seidman
------------------------
L. William Seidman          Director

/S/ Thekla R. Shackelford
------------------------
Thekla R. Shackelford       Director

/S/ Roland D. Sullivan
------------------------
Roland D. Sullivan          Director