Form 10-Q
period 1997-03-31
FISERV INC
filed 1997-04-22
CIK 798354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended March 31, 1997      Commission file number 0-14948


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At March 31, 1997, 45,445,000 shares of common stock of the Registrant were outstanding.





                        Exhibit Index appears at page 8.

PART I. FINANCIAL INFORMATION


                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            for the Three Month Periods Ended March 31, 1997 and 1996


                                                        Three Months Ended
                                                            March 31,
                                                      1997                1996
                                                   ----------------------------
                                                        (In thousands except
                                                          per share amounts)

Revenues .....................................      $ 206,450        $ 194,710
                                                   ----------        ----------

Cost of revenues:
Salaries, commissions and
 payroll related costs .......................          99,483           90,692
Data processing expenses, rentals
 and telecommunication costs .................          22,813           24,274
Other operating expenses .....................          35,813           34,409
Depreciation and amortization
 of property and equipment ...................          11,083           10,309
Amortization of intangible assets ............           3,543            5,317
Capitalization of internally
 generated computer software .................            (521)            (796)
                                                    -----------       ----------
             Total cost of revenues ..........         172,214          164,205
                                                    -----------       ----------
Operating income .............................          34,236           30,505
Interest expense-net .........................           3,487            5,655
                                                    -----------       ----------
Income before income taxes ...................          30,749           24,850
Income tax provision .........................          12,607           10,189
                                                    -----------       ---------
Net income ...................................       $  18,142        $  14,661
                                                    ===========       ==========

Net income per common and
 common equivalent share .....................       $    0.39        $    0.32
                                                    ===========       ==========

Shares used in computing
 net income per share ........................          46,544           45,919
                                                    ===========       ==========


See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                         1997           1996
                                                      --------------------------
                                                            (In thousands)
ASSETS
Cash and cash equivalents ........................     $   41,762     $   80,833
Accounts receivable ..............................        180,236        160,747
Prepaid expenses and other assets ................         57,510         54,354
Trust account investments ........................      1,135,577        970,553
Other investments ................................        108,462         53,556
Deferred income taxes ............................         30,391         32,083
Property and equipment-net .......................        146,843        143,661
Internally generated computer software-net .......         71,438         70,487
Identifiable intangible assets relating
 to acquisitions-net .............................         48,145         50,156
Goodwill-net .....................................        290,195        292,089
                                                       ----------     ----------
Total ............................................     $2,110,559     $1,908,519
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .................................     $   46,591     $   43,486
Accrued expenses .................................         61,246         60,747
Accrued income taxes .............................          7,531          7,510
Deferred revenues ................................         53,587         46,089
Trust account deposits ...........................      1,133,690        970,553
Long-term debt ...................................        278,598        271,502
Other long-term obligations ......................          2,252          1,362
                                                       ----------     ----------
Total liabilities ................................      1,583,495      1,401,249
                                                       ----------     ----------
Stockholders' equity:
Common stock outstanding, 45,445,000 and
  45,348,000 shares, respectively ................            454            453
Additional paid-in capital .......................        325,194        323,268
Unrealized gain on investments ...................         18,576         18,621
Accumulated earnings .............................        182,840        164,928
                                                       ----------     ----------
Total stockholders' equity .......................        527,064        507,270
                                                       ----------     ----------
             Total ...............................     $2,110,559     $1,908,519
                                                       ==========     ==========

See notes to consolidated financial statements.


                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the Three-Month Periods Ended March 31, 1997 and 1996


                                                                 Three Months Ended
                                                                       March 31,
                                                                 1997            1996
                                                                ----------------------

                                                                     (In thousands)
Cash flows from operating activities:
Net income ..................................................   $  18,142    $  14,661
Adjustments to reconcile income to net cash provided
 by operating activities:
 Deferred income taxes ......................................       1,835        4,581
 Depreciation and amortization of property and equipment ....      11,083       10,309
 Amortization of intangible assets ..........................       3,543        5,317
 Capitalization of internally generated computer software-net        (521)        (796)
                                                                ----------   ----------
                                                                   34,082       34,072
Cash provided (used) by changes in assets and  liabilities,
 net of effects from acquisitions of businesses:
 Accounts receivable ........................................      (9,137)      (2,116)
 Prepaid expenses and other assets ..........................        (572)      (3,114)
 Accounts payable and accrued expenses ......................      (3,096)     (12,841)
 Deferred revenue ...........................................       7,552        3,559
 Income taxes payable .......................................          53       (1,338)
                                                                ----------   ----------
Net cash provided by operating activities ...................      28,882       18,222
                                                                ----------   ----------
Cash flows from investing activities:
 Capital expenditures .......................................     (10,210)      (9,525)
 Investments and other assets ...............................     (54,907)       1,175
 Payment for acquisition of businesses ......................     (10,717)        (484)
 Trust account investments ..................................    (165,011)    (135,107)
                                                                 ---------   ----------
Net cash provided (used) by investing activities ............    (240,845)    (143,941)
                                                                 ---------   ----------
Cash flows from financing activities:
 Borrowings and other long-term obligations-net .............       7,840      (19,275)
 Issuance of common stock ...................................       1,915          423
 Trust account deposits .....................................     163,137      133,721
                                                                 ---------   ----------
Net cash provided (used) by financing activities ............     172,892      114,869
                                                                 ---------   ----------
Change in cash ..............................................     (39,071)     (10,850)
Beginning balance ...........................................      80,833       59,743
                                                                ----------   ----------
Ending balance ..............................................   $  41,762    $  48,893
                                                                ==========   ==========

See notes to consolidated financial statements.

                          Fiserv, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS

1.  Principles of Consolidation
The consolidated balance sheet as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2. Shares Used in Computing Net Income per Share
                                                        Three Months Ended
                                                             March 31,
                                                      1997               1996
                                                     ---------------------------
                                                           (in thousands)
Weighted average number of common shares
  outstanding                                         45,397             44,944
Shares issuable upon exercise of options reduced by
  the number of shares which could have been
  purchased with the proceeds of such exercise         1,147                975
                                                     ---------------------------
             Shares used                              46,544             45,919
                                                     ---------------------------

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.

3. Revenue Recognition
The Company provides item processing services in the Canadian market through a joint venture with Canadian Imperial Bank of Commerce. Revenues from this business are recorded on a fee basis. If the gross revenues from this activity were recognized, the Company's revenues for the period would increase by approximately $29 million or an additional 15%.

4. Accounting for Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax asset as of March 31, 1997 and December 31, 1996 are as follows:

                                               March 31,   December 31,
                                                 1997         1996
                                              -------------------------
                                                    (in thousands)
Allowance for doubtful accounts ...........   $  1,529      $  1,529
Accrued expenses not currently deductible .      6,919         5,588
Deferred revenue ..........................      8,576         9,815
Other .....................................        569          (232)
Net operating loss and credit carryforwards      3,608         3,871
Purchased incomplete software technology ..     60,347        61,500
Deferred costs ............................     (4,931)       (4,963)
Internally generated capitalized software .    (29,289)      (28,900)
Excess of tax over book depreciation and
  amortization ............................     (4,029)       (3,185)
Unrealized gain on investments ............    (12,908)      (12,940)
                                              ---------     ---------
    Total .................................   $ 30,391      $ 32,083
                                              =========     =========

5.  Supplemental Cash Flow Information
                                                 Quarter Ended March 31,
                                                     1997      1996
                                                 -----------------------
                                                     (In thousands)
Income taxes paid ...............................  $10,647   $ 6,729
Interest paid ..................................     2,183     4,012
Liabilities assumed in acquisitions of businesses    5,724     1,236

6.  Acquisitions
On March 14, 1997, the Company filed a registration statement with the Securities and Exchange Commission relating to its proposed acquisition of all the outstanding common stock of BHC Financial, Inc. (BHC) in exchange for approximately 6,500,000 shares of Fiserv common stock. The transaction is subject to approval by the shareholders of BHC which is expected to be forthcoming during the second quarter of 1997. It is anticipated that the merger will be accounted for as a pooling of interests and historical financial statements of the combined companies for periods prior to the merger will be presented as though the companies had been combined as of the beginning of all periods presented. On April 1, 1997, the Company announced the acquisition of AdminaStar Communications in a cash transaction which will be accounted for on the purchase method of accounting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues represented by certain income and expense items and the percentage change in those items.

                                        Three Months Ended
                                            March 31,        Percentage
                                         1997     1996        Increase
                                      ---------------------  (Decrease)
                                      Percent of Revenues    ----------

Revenues ........................      100.00%    100.00%       6.03%
                                      ---------------------
Salaries and related costs ......       48.19      46.58        9.69
Data processing costs ...........       11.05      12.47       (6.02)
Other operating expenses ........       17.35      17.67        4.08
Depreciation and amortization ...        5.37       5.29        7.51
Amortization of intangible assets        1.72       2.73      (33.36)
Capitalization of software-net ..       (0.25)     (0.41)     (34.55)
                                       --------------------
Total cost of revenues ..........       83.43      84.33        4.88
                                       --------------------
Operating income ................       16.57      15.67       12.23
                                       ====================
Revenues
Revenues increased 6.0% from $194.7 million in the first quarter of 1996 to $206.5 million in the current first quarter. Less than 10% of this growth resulted from the inclusion of revenues from the date of purchase of acquired companies and more than 90% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases. As indicated in Note 3, the Company provides item processing services in the Canadian market through a joint venture with Canadian Imperial Bank of Commerce, the revenues from which are recorded on a fee basis. If the gross revenues from this activity were recognized, the Company's revenues for the three months ended March 31, 1997 would have increased by approximately $41 million or 21%.

Cost of Revenues
Cost of revenues increased 4.9% from $164.2 million in the first quarter of 1996 to $172.2 million in the current first quarter. The increase in compensation expenses was disproportionate to the increase in revenues due, primarily, to severance payments arising in connection with restructuring of the item processing contract with The Chase Manhattan Bank. Amortization of intangible assets decreased due to reduced amortization of intangible assets recorded in the acquisition of Information Technology, Inc.

Operating  Income
Operating income increased 12% from $30.5 million in the first quarter of 1996 to $34.2 million in the current first quarter.

Net  Interest Expense
As a result of declining debt levels, net interest expense decreased from $5.7 million in the first quarter of 1996 to $3.5 million in the current first quarter.

Income Tax Provision
Income taxes were computed at 41% in both 1997 and 1996, which rate is expected to apply throughout the current year.

Net Income
Net income grew 24% from $14.7 million in the first quarter of 1996 to $18.1 million in the first quarter of 1997, and net income per share increased 22% from $.32 per share in the first quarter of 1996 to $.39 in the corresponding period of 1997.

Liquidity and Capital Resources
During the three months ended March 31, 1997, cash and cash equivalents decreased $39.1 million comprising primarily $28.9 million net cash provided from operating activities, $7.8 million of net borrowings and $1.9 million from the sale of common stock offset by $10.2 million capital expenditures, $10.7 million for acquisition of businesses and $56.8 million net increase in investments. Long-term obligations amounted to $280.9 million at March 31, 1997. The majority of this debt comprises $119.6 million senior notes due 1997 to 2005 and $133.2 million advanced under a $225 million unsecured line of credit and commercial paper facility expiring May 17, 2000. A facility fee ranging from .1% to .2% per annum is required on the entire bank line regardless of usage. The Company has historically applied a significant portion of its cash flow from operating activities together with proceeds of its common stock offerings and long-term borrowings to acquisitions. The Company believes that its cash flow from operating activities together with other available sources of funds will be adequate to meet its funding requirements.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

  (a) Exhibits
      Index to exhibits
      (11) Statement regarding computation of per share earnings (included on page 5, Part 1).

  (b) Reports on Form 8-K
      During the quarter ended March 31, 1997, the Registrant filed a report on Form 8-K, dated March 3, 1997 announcing the proposed acquisition of BHC Financial, Inc.

















                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Fiserv, Inc.
                                        ------------
                                        (Registrant)



Date: April 22, 1997                   by /S/ EDWARD P. ALBERTS
                                        ------------------------
                                        EDWARD P. ALBERTS
                                        Senior Vice President, Finance
                                        and Controller