Form 10-Q
period 1997-06-30
FISERV INC
filed 1997-07-22
CIK 798354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For Quarter Ended June 30, 1997      Commission file number 0-14948


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At June 30, 1997, 52,293,258 shares of common stock of the Registrant were outstanding.





                        Exhibit Index appears at page 9.

                          PART I. FINANCIAL INFORMATION

                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            for the Three and Six-Month Periods Ended June 30,1997 and 1996
                                              Three Months Ended        Six Months Ended
                                                 June 30,                  June 30,
                                            1997         1996         1997         1996
                                              (In thousands except per share amounts)
Revenues .............................   $ 238,386    $ 217,516    $ 466,705    $ 432,575
                                          -----------------------------------------------
Cost of revenues:
Salaries, commissions and payroll
 related costs .......................     113,404       96,712      219,162      193,213
Data processing expenses, rentals
 and telecommunication costs .........      24,439       26,271       49,205       52,150
Other operating expenses .............      47,137       39,904       88,448       78,499
Depreciation and amortization of
 property and equipment ..............      12,187       10,743       23,750       21,471
Amortization of intangible assets ....       3,545        5,342        7,190       10,761
Capitalization of internally generated
 computer software-net ...............        (964)        (687)      (1,485)      (1,483)
                                          -----------------------------------------------
Total cost of revenues ...............     199,748      178,285      386,270      354,611
                                          -----------------------------------------------
Operating income .....................      38,638       39,231       80,435       77,964
Interest expense - net ...............       3,341        5,076        6,828       10,731
                                          -----------------------------------------------
Income before income taxes ...........      35,297       34,155       73,607       67,233
Income tax provision .................      14,472       13,957       30,179       27,402
                                          ===============================================
Net income ...........................   $  20,825    $  20,198    $  43,428    $  39,831
                                          ===============================================
Net income per common and
 common equivalent share .............   $    0.39    $    0.39    $    0.82    $    0.77
                                          ===============================================
Shares used in computing
 net income per share ................      53,363       51,937       52,867       51,934
                                          ===============================================

See notes to consolidated financial statements.


                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                June 30,   December 31,
                                                  1997        1996
                                             -----------------------
                                                   (In thousands)
ASSETS
Cash and cash equivalents ................   $   71,763   $  101,282
Accounts receivable ......................      177,880      160,747
Securities processing receivables ........      857,136      729,354
Prepaid expenses and other assets ........       72,609       64,410
Trust account investments ................      944,653      970,553
Other investments ........................      143,891       72,952
Deferred income taxes ....................       31,784       34,144
Property and equipment-net ...............      148,611      148,413
Internally generated computer software-net       72,747       70,487
Identifiable intangible assets relating
 to acquisitions, etc.-net ...............       51,251       54,548
Goodwill-net .............................      288,975      292,089
                                             -----------------------
Total ....................................   $2,861,300   $2,698,979
                                             =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .........................   $   51,772   $   43,486
Securities processing payables ...........      788,457      636,215
Short-term borrowings ....................       20,000       33,200
Accrued expenses .........................       85,363       80,866
Accrued income taxes .....................        2,276        9,808
Deferred revenues ........................       56,401       46,089
Trust account deposits ...................      943,504      970,553
Long-term debt ...........................      253,424      272,864
                                             -----------------------
Total liabilities ........................    2,201,197    2,093,081
                                             -----------------------
Stockholders' equity:
Common stock outstanding, 52,293,000 and
  51,032,000 shares, respectively ........          523          510
Additional paid-in capital ...............      363,904      352,916
Unrealized gain on investments ...........       18,545       18,621
Accumulated earnings .....................      277,131      233,851
                                             -----------------------
Total stockholders' equity ...............      660,103      605,898
                                             -----------------------
             Total .......................   $2,861,300   $2,698,979
                                             =======================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the Six-Month Periods Ended June 30, 1997 and 1996
                                                                   Six Months Ended
                                                                        June 30,
                                                                   1997         1996
                                                                ---------    ---------
                                                                     (In thousands)
Cash flows from operating activities:
Net income ..................................................   $  43,428    $  39,831
Adjustments to reconcile income to net cash provided by
operating activities:
 Deferred income taxes ......................................       2,183        3,214
 Depreciation and amortization of property and equipment ....      23,750       21,471
 Amortization of intangible assets ..........................       7,190       10,761
 Capitalization of internally generated computer software-net      (1,485)      (1,483)
                                                                -----------------------
                                                                   75,066       73,794
Cash provided (used) by changes in assets and  liabilities,
net of effects from acquisitions of businesses:
 Accounts receivable ........................................      (4,882)      (4,120)
 Securities processing receivables ..........................    (127,783)    (119,980)
 Prepaid expenses and other assets ..........................      (5,898)       9,098
 Accounts payable and accrued expenses ......................       6,639       (5,271)
 Securities processing payables .............................     152,242       95,533
 Deferred revenue ...........................................       7,821       11,684
 Income taxes payable .......................................      (7,532)       2,255
                                                                -----------------------
Net cash provided by operating activities ...................      95,673       62,993
                                                                -----------------------
Cash flows from investing activities:
 Capital expenditures .......................................     (19,486)     (18,124)
 Investments and other assets ...............................     (67,550)      16,343
 Payment for acquisition of businesses ......................     (10,715)      (7,683)
 Trust account investments ..................................      25,848      (39,760)
                                                                -----------------------
Net cash provided (used) by investing activities ............     (71,903)     (49,224)
                                                                -----------------------
Cash flows from financing activities:
 Borrowings and other long-term obligations-net .............     (32,722)     (51,619)
 Issuance of common stock ...................................       6,483        3,788
 Trust account deposits .....................................     (27,050)      38,765
                                                                -----------------------
Net cash provided (used) by financing activities ............     (53,289)      (9,066)
                                                                -----------------------
Change in cash ..............................................     (29,519)       4,703
Beginning balance ...........................................     101,282       76,556
                                                                -----------------------
Ending balance ..............................................   $  71,763    $  81,259
                                                                =======================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated balance sheet as of June 30, 1997 and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. lnterim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2. Acquisitions
The Company completed the acquisition of BHC Financial, Inc. (BHC) on May 30, 1997. The Company acquired all of the outstanding common stock of BHC in exchange for 5,683,769 shares of Common Stock of the Company. The transaction is being accounted for as a pooling of interests and accordingly, the accompanying financial statements include the accounts of BHC for all periods presented. The following summary compares restated results of operations for 1997 to results as originally presented for 1996.

                                    Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                   1997        1996          1997        1996
                                ------------------------------------------------
                                                 (In thousands)

Revenues                         238,386      196,464       466,705      391,174
                                ------------------------------------------------
Income before taxes               35,297       25,776        73,607       50,626
                                ------------------------------------------------
Net Income                        20,825       15,208        43,428       29,869
                                ================================================
Net Income per share                0.39         0.33          0.82         0.65
                                ================================================
Shares used in computing net
income per share                  53,363       46,096        52,867       46,008

3.  Revenue Recognition
The Company provides item processing services in the Canadian market through a joint venture with Canadian Imperial Bank of Commerce. Revenues from this business are recorded on a fee basis. If the gross revenues from this activity were recognized, the Company's revenues for the second quarter would increase by approximately $29 million or an additional 13%. Revenues for the first six months of 1997 would have increased $58 million or an additional 13%.

4. Shares Used in Computing Net Income per Share
                                           Three Months Ended   Six Months Ended
                                                June 30,             June 30,
                                            1997      1996        1997     1996
                                            ------------------------------------
                                                      (In thousands)
Weighted average number of common
shares outstanding .....................   51,854    50,965      51,467   50,961
Shares issuable upon exercise of options
reduced by the number of shares which
could have been purchased with the
proceeds of such exercise ..............    1,509       972       1,400      973
                                           -------------------------------------
                   Shares used .........   53,363    51,937      52,867   51,934
                                           =====================================

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods, after restatement for shares issued in the acquisition of BHC Financial, Inc. accounted for as a pooling of interests.

5. Accounting for Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax asset as of June 30, 1997 and December 31, 1996 are as follows:

                                               June 30,  December 31,
                                                1997        1996
                                              ----------------------
                                                   (in thousands)
Allowance for doubtful accounts ...........   $  1,529    $  1,529
Accrued expenses not currently deductible .      9,975       7,574
Deferred revenue ..........................      8,120       9,815
Other .....................................      1,341          77
Net operating loss and credit carryforwards      3,408       3,871
Purchased incomplete software technology ..     59,154      61,500
Deferred costs ............................     (4,702)     (4,963)
Internally generated capitalized software .    (29,826)    (28,900)
Excess of tax over book depreciation and
  amortization ............................     (4,328)     (3,419)
Unrealized gain on investments ............    (12,887)    (12,940)
                                              =====================
Total deferred income taxes ...............   $ 31,784    $ 34,144
                                              =====================

6. Supplemental Cash Flow Information
                                          Six Months Ended
                                              June 30,
                                          1997      1996
                                        -------------------
                                           (In thousands)
Income taxes paid ....................   $35,709   $18,954
Interest paid ........................     9,531    12,394
Liabilities assumed in acquisitions of
  businesses .........................     8,639     1,236

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues. This data has been restated for all periods commencing prior to April 1, 1997 to give effect to the acquisition of BHC Financial, Inc.
(BHC), accounted for as a pooling of interests.

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        1997       1996       1997       1996
                                       ----------------------------------------
                                               (Percent of Revenues)

Revenues ........................      100.00%    100.00%    100.00%    100.00%
                                       ----------------------------------------

Salaries and related costs ......       47.57      44.46      46.96      44.67
Data processing costs ...........       10.25      12.08      10.54      12.05
Other operating expenses ........       19.77      18.34      18.95      18.15
Depreciation and amortization ...        5.11       4.94       5.09       4.96
Amortization of intangible assets        1.49       2.46       1.54       2.49
Capitalization of software-net ..       (0.40)     (0.32)     (0.32)     (0.34)
                                        ---------------------------------------
Total cost of revenues ..........       83.79      81.96      82.76      81.98
                                        ---------------------------------------
Operating income ................       16.21      18.04      17.24      18.02
                                        =======================================

Revenues
--------
Revenues increased 9.6% from $217.5 million in the second quarter of 1996 to $238.4 million in the current second quarter and 7.9% from $432.6 million in the first six months of 1996 to $466.7 million in the comparable current period. Approximately 30% of the year to date growth resulted from the inclusion of revenues from the date of purchase of acquired companies and approximately 70% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases. As indicated in Note 3, the Company provides item processing services in the Canadian market through a joint venture with Canadian Imperial Bank of Commerce, the revenues from which are recorded on a fee basis. If the gross revenues from this activity were recognized, the Company's revenues for the three months ended June 30, 1997 would have increased by approximately $50 million or 23%. Revenues for the first six months of 1997 would have increased by $92 million or 21%.

Cost of Revenues
----------------
Cost of revenues increased 12.0% from $178.3 million in the second quarter of 1996 to $199.7 million in the current second quarter, and 8.9% from $354.6 million in the first six months of 1996 to $386.3 million in the first six months of 1997. The increase in cost of revenues for the six months was disproportionate to the increase in revenues due to approximately $3.6 million of severance payments in connection with restructuring of the item processing contract with Chase Manhattan Bank and merger related expenses of $3.7 million associated with the acquisition of BHC. Amortization of intangible assets decreased due to reduced amortization of intangible assets recorded in the acquisition of Information Technology, Inc.

Operating Income
----------------
Operating income decreased 1.5% from $39.2 million in the second quarter of 1996 to $38.6 million in the current second quarter, and increased 3.2% from $78.0 million in the first six months of 1996 to $80.4 million in the first six months of 1997. As a percentage of revenues, operating margins were lower during the current second quarter and the first six months of 1997 when compared to the comparable prior year periods. This decrease resulted primarily from charges related to one-time merger expenses and reduced impact of termination fees. Without the merger charges, operating margins would have been 17.5% in the second quarter and 18.0% for the first six months, approximating prior year levels.

Interest Expense - Net
----------------------
As a result of substantial debt reductions and slightly lower effective rates, interest expense decreased $1.7 million in the second quarter of 1997 and $3.9 million for the first six months of 1997 when compared to amounts incurred for the comparable 1996 periods.

Income Tax Provision
--------------------
Income taxes were computed at 41% in both 1997 and 1996. The 41% rate is expected to apply throughout the current year.

Net Income
----------
Net income for the second quarter, which was reduced by $2.5 million associated with the acquisition costs of BHC, increased 3% from $20.2 million in 1996 to $20.8 million in 1997. Net income for the first six months, which was reduced by $3.1 million for acquisition costs of BHC, increased 9% from $39.8 million in 1996 to $43.4 million in 1997. Net income per share for the second quarter, after merger related expenses of $.05, was $.39 in 1997 compared to $.39 in 1996. Net income per share for the first six months, after merger related expenses of $.06, increased $.05 from $.77 in 1996 to $.82 in 1997. Net income per share increased $.06 and $.17, respectively, in the second quarter and first six months of 1997 after the charges associated with the acquisition of BHC, when compared with net income per share as originally presented for the comparable 1996 periods. The increase in net income per share over 1996 as originally presented was consistent with management's expectations.

Liquidity and Capital Resources
-------------------------------
During the six months ended June 30, 1997, cash decreased $29.5 million comprising primarily $95.7 million net cash provided by operating activities and $6.5 million from issuance of common stock, which was more than offset by $68.8 million increase in investments, $10.7 million for the acquisition of businesses, $32.7 million net repayment of debt and $19.5 million for capital expenditures. Long-term obligations amounted to $253.4 million at June 30, 1997. The majority of this debt comprises $112.8 million of senior notes due 1997 to 2001 and $113.2 million advanced under a $225 million unsecured line of credit and commercial paper facility expiring May 17, 2000. A facility fee of .1% to
 .2% per annum is required on the entire bank line regardless of usage.

The Company has historically applied a significant portion of its cash flow from operating activities and proceeds of its common stock offerings and long-term borrowings to acquisitions. The Company believes that its cash flow from operating activities together with other available sources of funds will be adequate to meet its funding requirements. However, in the event that the Company makes significant future acquisitions, it may raise funds through additional borrowings or issuance of securities.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

  (a) Exhibits
      Index to exhibits
      (11) Statement regarding computation of per share earnings (included on page 6, Part 1).

  (b) Reports on Form 8-K
      During the quarter ended June 30, 1997, the Registrant filed reports on Form 8-K and Form 8, dated June 13, 1997 and June 25, 1997, respectively, regarding the completed acquisition of BHC Financial, Inc.


















                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Fiserv, Inc.
                                  ------------
                                  (Registrant)



Date July 22, 1997                      by /S/ EDWARD P. ALBERTS
                                        ------------------------
                                        EDWARD P. ALBERTS
                                        Senior Vice President, Finance
                                        and Controller