Form 10-Q
period 1997-09-30
FISERV INC
filed 1997-10-21
CIK 798354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended September 30, 1997      Commission file number 0-14948


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At September 30, 1997, 52,426,181 shares of common stock of the Registrant were outstanding.





                        Exhibit Index appears at page 9.

                          PART I. FINANCIAL INFORMATION

                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           for the Three and Nine-Month Periods Ended September 30,1997 and 1996
                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                            1997         1996         1997         1996
                                              (In thousands except per share amounts)
Revenues .............................   $ 238,255    $ 215,332    $ 704,960    $ 647,907
                                         ------------------------------------------------
Cost of revenues:
Salaries, commissions and payroll
 related costs .......................     109,351       98,296      328,513      291,509
Data processing expenses, rentals
 and telecommunication costs .........      25,134       22,575       74,339       74,725
Other operating expenses .............      46,619       41,156      135,067      119,655
Depreciation and amortization of
 property and equipment ..............      12,264       11,177       36,014       32,648
Amortization of intangible assets ....       3,437        5,315       10,627       16,076
Capitalization of internally generated
 computer software-net ...............        (553)        (285)      (2,038)      (1,768)
                                          -----------------------------------------------
Total cost of revenues ...............     196,252      178,234      582,522      532,845
                                          -----------------------------------------------
Operating income .....................      42,003       37,098      122,438      115,062
Interest expense - net ...............       2,701        4,294        9,529       15,025
                                          -----------------------------------------------
Income before income taxes ...........      39,302       32,804      112,909      100,037
Income tax provision .................      16,114       13,335       46,293       40,737
                                          -----------------------------------------------
Net income ...........................   $  23,188    $  19,469    $  66,616    $  59,300
                                          ===============================================
Net income per common and
 common equivalent share .............   $    0.43    $    0.37    $    1.25    $    1.14
                                          ===============================================
Shares used in computing
 net income per share ................      54,061       51,979       53,265       52,016
                                          ===============================================

See notes to consolidated financial statements.


                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                            September 30,  December 31,
                                                 1997        1996
                                             -----------------------
                                                  (In thousands)
ASSETS
Cash and cash equivalents ................   $   72,236   $  101,282
Accounts receivable ......................      169,036      160,747
Securities processing receivables ........    1,062,610      729,354
Prepaid expenses and other assets ........       70,318       64,410
Trust account investments ................      973,659      970,553
Other investments ........................      164,955       72,952
Deferred income taxes ....................       31,284       34,144
Property and equipment-net ...............      146,558      148,413
Internally generated computer software-net       73,339       70,487
Identifiable intangible assets relating
 to acquisitions, etc.-net ...............       52,679       54,548
Goodwill-net .............................      286,970      292,089
                                             -----------------------
Total ....................................   $3,103,644   $2,698,979
                                             =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .........................   $   41,943   $   43,486
Securities processing payables ...........      996,547      636,215
Short-term borrowings ....................       23,200       33,200
Accrued expenses .........................       95,308       80,866
Accrued income taxes .....................       11,215        9,808
Deferred revenues ........................       56,353       46,089
Trust account deposits ...................      972,680      970,553
Long-term debt ...........................      221,301      272,864
                                             -----------------------
Total liabilities ........................    2,418,547    2,093,081
                                             -----------------------
Stockholders' equity:
Common stock outstanding, 52,426,000 and
  51,032,000 shares, respectively ........          524          510
Additional paid-in capital ...............      366,011      352,916
Unrealized gain on investments ...........       18,506       18,621
Accumulated earnings .....................      300,056      233,851
                                             -----------------------
Total stockholders' equity ...............      685,097      605,898
                                             -----------------------
             Total .......................   $3,103,644   $2,698,979
                                             =======================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the Nine-Month Periods Ended September 30, 1997 and 1996
                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1997         1996
                                                                ---------    ---------
                                                                     (In thousands)
Cash flows from operating activities:
Net income ..................................................   $  66,616    $  59,300
Adjustments to reconcile income to net cash provided
 by operating activities:
 Deferred income taxes ......................................       2,465        5,816
 Depreciation and amortization of property and equipment ....      36,014       32,648
 Amortization of intangible assets ..........................      10,627       16,076
 Capitalization of internally generated computer software-net      (2,038)      (1,768)
                                                                -----------------------
                                                                  113,684      112,072
Cash provided (used) by changes in assets and  liabilities,
 net of effects from acquisitions of businesses:
 Accounts receivable ........................................       3,793       (5,117)
 Prepaid expenses and other assets ..........................      (2,486)       8,484
 Accounts payable and accrued expenses ......................       7,453          305
 Deferred revenue ...........................................       7,462        8,009
 Income taxes payable .......................................         513        1,907
 Securities processing receivables and payables-net .........      27,075       (9,483)
                                                                 ----------------------
Cash provided by operating activities .......................     157,494      116,177
                                                                 ----------------------
Cash flows from investing activities:
 Capital expenditures .......................................     (29,712)     (27,682)
 Investments and other assets ...............................     (80,627)      23,397
 Payment for acquisition of businesses ......................     (22,106)      (7,860)
 Trust account investments ..................................      (3,226)      20,464
                                                                 ----------------------
Net cash provided (used) by investing activities ............    (135,671)       8,319
                                                                 ----------------------
Cash flows from financing activities:
 Increase (decrease) in short-term obligations-net ..........     (10,000)        (700)
 Increase (decrease) in long-term obligations-net ...........     (51,588)     (92,459)
 Issuance of common stock ...................................       8,592        4,834
 Trust account deposits .....................................       2,127      (24,701)
                                                                 ----------------------
Net cash provided (used) by financing activities ............     (50,869)    (113,026)
                                                                 ----------------------
Change in cash ..............................................     (29,046)      11,470
Beginning balance ...........................................     101,282       76,556
                                                                 ----------------------
Ending balance ..............................................   $  72,236    $  88,026
                                                                 ======================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Principles of Consolidation
The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. lnterim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2. Acquisitions
The Company completed the acquisition of BHC Financial, Inc. (BHC) on May 30, 1997. The Company acquired all of the outstanding common stock of BHC in exchange for 5,683,769 shares of Common Stock of the Company. The transaction is being accounted for as a pooling of interests and accordingly, the accompanying financial statements include the accounts of BHC for all periods presented. The following summary compares results of operations for 1997 to results as originally presented for 1996.

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                   1997        1996          1997        1996
                                ------------------------------------------------
                                      (In thousands except per share amounts)

Revenues                         238,255      196,585       704,960      587,759
                                ------------------------------------------------
Income before taxes               39,302       26,658       112,909       77,284
                                ------------------------------------------------
Net Income                        23,188       15,729        66,616       45,598
                                ================================================
Net Income per share                0.43         0.34          1.25         0.99
                                ================================================
Shares used in computing net
income per share                  54,061       46,265        53,265       46,094
                                ================================================

3. Shares Used in Computing Net Income per Share
                                          Three Months Ended   Nine Months Ended
                                             September 30,        September 30,
                                            1997      1996        1997     1996
                                          --------------------------------------
                                                       (In thousands)
Weighted average number of common
shares outstanding .....................   52,400    50,911      51,859   50,687
Shares issuable upon exercise of options
reduced by the number of shares which
could have been purchased with the
proceeds of such exercise ..............    1,661     1,068       1,406    1,329
                                           -------------------------------------
                   Shares used .........   54,061    51,979      53,265   52,016
                                           =====================================

Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods, after restatement for shares issued in the acquisition of BHC Financial, Inc. accounted for as a pooling of interests.

4. Accounting for Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax asset as of September 30, 1997 and December 31, 1996 are as follows:

                                            September 30,  December 31,
                                                1997          1996
                                              ----------------------
                                                  (in thousands)
Allowance for doubtful accounts ...........   $  1,677    $  1,529
Accrued expenses not currently deductible .     12,060       7,574
Deferred revenue ..........................      8,072       9,815
Other .....................................        916          77
Net operating loss and credit carryforwards      3,382       3,871
Purchased incomplete software technology ..     58,041      61,500
Deferred costs ............................     (4,524)     (4,963)
Internally generated capitalized software .    (30,069)    (28,900)
Excess of tax over book depreciation and
  amortization ............................     (5,412)     (3,419)
Unrealized gain on investments ............    (12,859)    (12,940)
                                              =====================
Total deferred income taxes ...............   $ 31,284    $ 34,144
                                              =====================

5. Supplemental Cash Flow Information
                                          Nine Months Ended
                                            September 30,
                                          1997      1996
                                        -------------------
                                           (In thousands)
Income taxes paid ....................   $42,950   $32,337
Interest paid ........................    11,119    14,960
Liabilities assumed in acquisitions of
  businesses .........................     8,639     1,236


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

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                        1997       1996       1997       1996
                                       ----------------------------------------
                                               (Percent of Revenues)

Revenues ........................      100.00%    100.00%    100.00%    100.00%
                                       ----------------------------------------

Salaries and related costs ......       45.90      45.65      46.60      44.99
Data processing costs ...........       10.55      10.48      10.55      11.53
Other operating expenses ........       19.57      19.11      19.16      18.47
Depreciation and amortization ...        5.15       5.19       5.11       5.04
Amortization of intangible assets        1.44       2.47       1.51       2.48
Capitalization of software-net ..       (0.23)     (0.13)     (0.29)     (0.27)
                                        ---------------------------------------
Total cost of revenues ..........       82.38      82.77      82.64      82.24
                                        ---------------------------------------
Operating income ................       17.62      17.23      17.36      17.76
                                        =======================================

Revenues
--------
Revenues increased 10.6% from $215.3 million in the third quarter of 1996 to $238.3 million in the current third quarter and 8.8% from $647.9 million in the first nine months of 1996 to $705.0 million in the comparable current period. Approximately 30% of the year to date growth resulted from the inclusion of revenues from the date of purchase of acquired companies and approximately 70% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases. The Company provides item processing services in the Canadian market through a joint venture with Canadian Imperial Bank of Commerce, the revenues from which are recorded on a fee basis. If the gross revenues from this activity were recognized, the Company's revenues for the three months ended September 30, 1997 would have increased by approximately $59 million or 27%. Revenues for the first nine months of 1997 would have increased by $151 million or 23%.

Cost of Revenues
----------------
Cost of revenues increased 10.1% from $178.2 million in the third quarter of 1996 to $196.3 million in the current third quarter, and 9.3% from $532.8 million in the first nine months of 1996 to $582.5 million in the first nine months of 1997. The increase in cost of revenues for the nine months was disproportionate to the increase in revenues due to approximately $3.6 million of severance payments in connection with restructuring of the item processing contract with Chase Manhattan Bank and merger related expenses of $3.7 million associated with the acquisition of BHC. Amortization of intangible assets decreased due to reduced amortization of intangible assets recorded in the acquisition of Information Technology, Inc.

Operating Income
----------------
Operating income increased 13.2% from $37.1 million in the third quarter of 1996 to $42.0 million in the current third quarter, and increased 6.4% from $115.1 million in the first nine months of 1996 to $122.4 million in the first nine months of 1997. As a percentage of revenues, operating margins were lower during the first nine months of 1997 when compared to the comparable prior year period. This decrease resulted primarily from charges related to one-time merger expenses and reduced impact of termination fees.

Interest Expense - Net
----------------------
As a result of substantial debt reductions and slightly lower effective rates, interest expense decreased $1.6 million in the third quarter of 1997 and $5.5 million for the first nine months of 1997 when compared to amounts incurred for the comparable 1996 periods.

Income Tax Provision
--------------------
Income taxes were computed at 41% in both 1997 and 1996. The 41% rate is expected to apply throughout the current year.

Net Income
----------
Net income for the third quarter increased 19% from $19.5 million in 1996 to $23.2 million in 1997. Net income for the first nine months, which was reduced by $3.1 million for acquisition costs of BHC, increased 12% from $59.3 million in 1996 to $66.6 million in 1997. Net income per share for the third quarter was $.43 in 1997 compared to $.37 in 1996. Net income per share for the first nine months, after merger related expenses of $.06, increased $.11 from $1.14 in 1996 to $1.25 in 1997. Net income per share increased $.09 and $.26, respectively, in the third quarter and first nine months of 1997 after the charges associated with the acquisition of BHC, when compared with net income per share as originally presented for the comparable 1996 periods. The increase in net income per share over 1996 as originally presented was consistent with management's expectations.

Liquidity and Capital Resources
-------------------------------
The following table summarizes the Company's primary sources of funds for the nine months ended September 30, 1997 and 1996:
                                                            1997         1996
                                                          ---------   ---------
                                                              (in thousands)
Cash provided by operating activities                      157,494      116,177
Issuance of common stock-net                                 8,592        4,834
Decrease (increase) in investments                         (81,726)      19,160
Increase (decrease) in net borrowings                      (61,588)     (93,159)
                                                          ---------   ---------
TOTAL                                                      $22,772      $47,012
                                                          ---------   ---------

Long-term obligations amounted to $221.3 million at September 30, 1997. The majority of this debt comprises $112.8 million of senior notes due 1998 to 2001 and $82.0 million advanced under a $225 million unsecured line of credit and commercial paper facility expiring May 17, 2000. A facility fee of .1% to .2% per annum is required on the entire bank line regardless of usage.

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

  (b) Reports on Form 8-K
      None

















                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Fiserv, Inc.
                                  ------------
                                  (Registrant)



Date October 21, 1997                   by /S/ EDWARD P. ALBERTS
                                        ------------------------
                                        EDWARD P. ALBERTS
                                        Senior Vice President, Finance
                                        and Controller