Form 10-K
period 1997-12-31
FISERV INC
filed 1998-02-20
CIK 798354

                      SECURITIES AND EXCHANGE COMMISSION
                              EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934

                  For the fiscal year ended December 31, 1997
                          Commission file no. 0-14948

                                 FISERV, INC.
                                 ------------
            (Exact name of Registrant as specified in its charter)

          WISCONSIN                               39-1506125
          ---------                               ----------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

255 FISERV DRIVE, BROOKFIELD, WISCONSIN                    53045
---------------------------------------                    -----
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:  (414) 879-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE
                                     ----
                               (Title of Class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.01 Par Value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 30, 1998: $2,788,108,403

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 30, 1998: 53,746,668

DOCUMENTS INCORPORATED BY REFERENCE: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.
1997 Annual Report to Shareholders - Parts II, IV
Proxy Statement for March 24, 1998 Meeting - Part III

                         Fiserv, Inc. and Subsidiaries
                                   Form 10-K
                               December 31, 1997

PART I                                                                         Page
------
     Item 1.     Business                                                        1

     Item 2.     Properties                                                      9

     Item 3.     Legal Proceedings                                              10

     Item 4.     Submission of Matters to a Vote of Security Holders            10


PART II
-------

     Item 5.     Market for the Registrant's Common Equity and Related
                 Shareholder Matters                                            10

     Item 6.     Selected Financial Data                                        10

     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            10

     Item 8.     Financial Statements and Supplementary Data                    10

     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                            10


PART III
--------

     Item 10.    Directors and Executive Officers of the Registrant             10

     Item 11.    Executive Compensation                                         10

     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management                                                     10

     Item 13.    Certain Relationships and Related Transactions                 10


PART IV
-------

     Item 14.    Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                                       11

                                    PART  I

Item 1.  Business

  Fiserv, Inc. is a leading, independent provider of financial data processing systems and related information management services and products to the financial industry. The Company was formed on July 31, 1984, through the combination of two major regional data processing firms located in Milwaukee, Wisconsin, and Tampa, Florida. These firms--First Data Processing of Milwaukee and Sunshine State Systems of Tampa--began their operations in 1964 and 1971, respectively, as the data processing operations of their parent financial institutions. Historically, operations were expanded by developing a range of services for these parent organizations as well as other financial institutions. Since its organization in 1984, Fiserv has grown through the continuing development of highly specialized services and product enhancements, the addition of new clients and the acquisition of firms complementing the Fiserv organization.

  Headquartered in Brookfield, WI, Fiserv operates centers nationwide for full-service financial data processing, software system development, item processing and check imaging, technology support and related product businesses. In addition, the Company has business support centers in Australia, Canada, England, Indonesia, Poland and Singapore.

  Based on market surveys of total clients served, Fiserv is the nation's leading data processing provider for banks and savings institutions; the leading data processing provider for credit unions (with the pending acquisition of CUSA Technologies, Inc.); the leading item processing provider for banks and savings institutions; the leading provider of clearing services to financial institution affiliated brokers; the leading independent processor of IRAs; and the number two data processing provider for mortgage banks.

Business Strategy
-----------------

  The market for products and services offered by financial institutions continues to undergo change. New alternative lending and investment products are being introduced and implemented by the industry with great frequency; the distinctions among financial services traditionally offered by savings and loan associations, banks and credit unions continue to narrow; and financial institutions diversify and consolidate on an ongoing basis in response to market pressures, as well as under the auspices of the Federal Deposit Insurance Corporation (FDIC) and the National Credit Union Administration (NCUA).

  Although such market changes have led to consolidations which have reduced the number of financial institutions in the United States, such consolidations have not resulted in a material reduction of the number of customers or financial accounts serviced by the financial industry as a whole. New organizations entering the once limited financial services industry have opened new markets for Fiserv services.

  To stay competitive in this changing marketplace, financial institutions are finding they must aggressively meet the growing needs of their customers for a broad variety of new products and services that are typically transaction-oriented and fee-based. The growing volume and types of transactions and accounts have increased the data processing requirements of these institutions. As a consequence, Fiserv management believes that the financial services industry is one of the largest users of data processing products and services.

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

  To capitalize on these industry trends and to become the premier provider of data processing products and related services, Fiserv has implemented a strategy of continuing to develop new products, improving the cost effectiveness of services provided to clients, aggressively soliciting new clients and making both opportunistic and strategic acquisitions.

Acquisition History
-------------------

Formed  Acquired      Business                                               Service
---------------------------------------------------------------------------------------------------------
  1964  July    1984  First Data Processing, Milwaukee, WI                   Data processing
  1971  July    1984  Sunshine State Systems, Tampa, FL                      Data processing
  1966  Nov.    1984  San Antonio, Inc., San Antonio, TX                     Data processing

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

1992  Apr.     1997  AdminaStar Communications, Indianapolis, IN       Laser print/mailing services
1982  May      1997  Interactive Planning Systems, Atlanta, GA         PC-based financial systems
1983  May      1997  BHC Financial, Inc., Philadelphia, PA             Securities processing services
1968  Sept.    1997  FIS, Inc., Orlando, FL, and Baton Rouge, LA       Data processing
n/a   Sept.    1997  Stephens Inc. clearing business, Little Rock, AR  Securities processing services
1986  Oct.     1997  Emerald Publications, San Diego, CA               Financial seminars & training
1968  Oct.     1997  Central Service Corp., Greensboro, NC             Data & item processing
1993  Oct.     1997  Savoy Discount Brokerage, Seattle, WA             Securities processing services
1990  Dec.     1997  Hanifen, Imhoff Holdings, Inc., Denver, CO        Clearing services

Technology Resources

     Fiserv is a technology company focused on serving the financial data processing and related information management needs of financial intermediaries and service providers throughout the financial industry. No matter what a client requires for automation, Fiserv offers a business-specific technology solution to satisfy its needs. Fiserv products and services are designed to help clients meet their ultimate goal of giving their customers the best possible service quickly, accurately and completely.

     As a technology partner, Fiserv offers multiple data processing solutions and delivery options based on the client's requirements. These include service bureau capabilities; in-house software systems; and strategic technology alliances including facilities and resource management services. A host of financial information technology products and services complement these delivery methods: item processing and imaging technology services; backroom automation software systems; electronic funds transfer services; plastic cards and other related card management services; rate risk management and decision support systems; complete data warehouse systems; self-directed retirement plan processing; network installation and integration services; human resources outsourcing; design and production of business forms and marketing literature; delivery and support of leading third-party software and hardware products; laser print/mailing services; securities processing, deep discount brokerage and clearing services; and financial seminars and training products.

     Through their relationship with Fiserv, clients gain the tools to enhance and expand their customer service: advanced technology, dependable and responsive support, product and system flexibility, and value for their money.

     Resources for financial data processing. The goal of any financial institution or service provider is to serve its customers by helping them move money. No matter how it's conducted, account and transaction processing remains the core business of Fiserv. Our role is to provide the technology that drives these transactions quickly and efficiently.

     Fiserv provides comprehensive data center service bureau or in-house processing solutions for multiple types and sizes of financial institutions and service providers worldwide. Maintained on multiple hardware platforms, these solutions provide clients a choice of on-line systems compatible with their existing equipment and preferred operating environment. Through ongoing R&D efforts among Fiserv centers worldwide, clients benefit from enhancements to existing products and development of innovative new services--all designed to help keep each client competitive and growing within its own market.

     In-house software systems give clients a service delivery method that enables them to set-up an internal operation for designing and implementing new products, services or reporting systems. Specific to this solution is the option of migrating between in-house or on-line delivery services of Fiserv without new software conversion.

     Technology alliances offer clients the option of on-site data processing management by Fiserv personnel through a Facilities Management agreement; or management of their systems at a Fiserv data center with Resource Management services. Both solutions are designed to meet the unique requirements of the client by partnering to minimize operating costs, while allowing each client to direct their specific software applications.

     Fiserv offers a complete line of lending software, products and related services. Providing the only true client/server Windows(TM) solution for loan origination and secondary marketing, these specialized services are available to help clients effectively speed loan processing. Fiserv also provides the nation's premier private-label/revolving credit processing service.

     Resources for operations support. To provide quality customer service, a financial institution or service provider must offer the latest products and technological advancements, while maintaining top efficiency in all areas of its business. Fiserv technology encompasses the entire range of operations support services and products, helping clients make the best use of their available resources, both internal and external.

     Fiserv has the largest item processing (IP) client base in the financial industry and extensive experience in managing item processing workflows, imaging solutions and other back-office processes performed in financial data centers. With full-service item processing and imaging technology centers located throughout North America, the Fiserv network is well-positioned for large volumes, as well as offering specialized item processing and imaging alternatives to meet the specific needs of our clients. In a field where efficiencies are gained through volume, Fiserv leverages its resources and technological expertise for the benefit of IP services clients, providing a comprehensive range of specialized services.

     For imaging solutions, Fiserv provides high-quality, technologically advanced imaging software and integration services that offer efficiencies and new sources of revenue for clients of all sizes. These solutions are focused on enhanced business-to-customer communications and integrated information access. With considerable expertise in this increasingly popular technology, Fiserv offers a full range of image integration products and services.

     Fiserv provides PC-based productivity tools to deliver the software, service and support necessary to meet the backroom automation and customer service call center challenges facing the financial services industry. These systems are designed to streamline backroom operations by reducing time, keystrokes and labor.

     Comprehensive marketing communications solutions available through Fiserv include communications needs analysis, concept development and design, project management and print production for annual reports, web sites, company literature and other business communications. Also available are specialized solutions for business forms design, production and distribution.

     Resources for electronic banking. Technology is perhaps no more influential than in the field of electronic banking. To stay competitive, financial institutions and service providers can turn to Fiserv for the resources necessary to provide the latest electronic services.

     As a market leader in providing electronic funds transfer (EFT) services, Fiserv offers transaction authorization, comprehensive Automated Teller Machine/Point of Sale (ATM/POS) and debit card processing, and card management, laser printing and mailing services. These solutions combine product flexibility and innovative technology with access to major EFT services networks, offering clients diversity in selecting the products and services that will best meet their customers' needs. Fiserv serves the plastic card, laser printing and mailing fulfillment requirements of major financial institutions, health care, telecommunications businesses and other leading card issuers nationwide.

     For cash management services, Fiserv offers a portfolio of software products that provide solutions for individual needs. With a full range of support services including electronic banking information reporting and transaction initiation services, Fiserv meets the demands of diverse market segments. From small businesses to Fortune 1000 corporations, these services are designed to afford maximum flexibility in the exchange of data, integration with other business management or investment systems, and the customization of specialized cash management offerings.

     Resources for information management. Managing financial information is a major task faced by all organizations, and it becomes even more daunting as technology continually streamlines the techniques available to gather and analyze this wealth of data. As a result, the development of decision-oriented performance measurement systems is critical to the ability of an organization to effectively compete in today's environment.

     Fiserv offers a comprehensive suite of PC-based financial decision-support and planning products worldwide. These products are designed to meet the needs of the financial function in financial institutions for profitability measurement, planning and financial accounting tools, as well as asset/liability management simulation models, profitability measurement, quarterly analysis of interest rate risk, and educational and consulting services. The Fiserv data warehouse solution provides an institution's decision makers and analysts with a single source for current, accurate and consistent information on profitability, customers and their marketplace.

     Resources for business solutions. The Fiserv technology portfolio includes a broad array of complementary products and services designed to help each client enhance its total service capabilities.

     Through subsidiary companies, Fiserv provides specialized account processing, administration and trusteeship of self-directed individual and business retirement plans. These companies specifically assist financial representatives and other financial service intermediaries in managing and reporting information through proprietary data base technology. Other related products available include financial seminars and training programs.

     Fiserv also provides a full range of traditional securities processing and support services, professional and correspondent clearing services and deep discount brokerage services for banks, insurance companies, brokerage firms, money managers and mutual fund companies.

     Office automation and communication network integration services are designed to meet specialized information technology needs. Services include conversions to new hardware and software, design and installation of office automation (LAN/WAN) and networking systems, and on-site education.

     Fiserv provides data processing information management systems for organizations that are seeking an outsourcing solution for all or part of their human resource and related operations. This solution is designed for and primarily aimed at the financial industry. It is also well suited for any large national or international organization that desires to enhance and streamline its personnel management tasks.

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

     Fiserv believes that the position it holds as an independent, growth-oriented company dedicated to its business is an advantage to its clients. The Company differs from many of the data processing resources currently available since it isn't a regional or local cooperatively owned organization, nor a data processing subsidiary, an affiliate of a financial institution or a hardware vendor. Due to the economies of scale gained through its broad market presence, Fiserv offers clients a selection of data processing solutions designed to meet the specific needs of the ever-changing financial industry.

     The Company believes this independence and primary focus on the financial industry helps its business development and related Client Service and Product Support teams remain responsive to the technology needs of its market, now and for the future.

     "The Client Comes First" is one of the Company's founding principles. It's a belief backed by a dedication to providing ongoing client service and support --no matter the client size.

     The Company's commitment of substantial resources to training and technical support helps keep Fiserv clients first. Fiserv conducts the majority of its new and ongoing client training in its technology centers, where the Company maintains fully equipped demonstration and training facilities containing equipment used in the delivery of Fiserv services. Fiserv also provides local and on-site training services.

Product Development

     In order to meet the changing technology needs of the clients served by Fiserv, the Company continually develops, maintains and enhances its systems. Resources applied to product development and maintenance are believed to be approximately 8% to 10% of Company revenues, about half of which is dedicated to software development.

     Unique to Fiserv, its network of development and financial information technology centers applies the shared expertise of multiple Fiserv teams to design, develop and maintain specialized processing systems around the leading technology platforms. The applications of its account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market-specific financial service environments of the Company's many clients.

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

Competition

     The market for information technology products and services within the financial industry is highly competitive. The Company's principal competitors include internal data processing departments, data processing affiliates of large companies or large computer hardware manufacturers, independent computer service firms and processing centers owned and operated as user cooperatives. Certain competitors possess substantially greater financial, sales and marketing resources than the Company. Competition for in-house data processing and software departments is intensified by the efforts of computer hardware vendors who encourage the growth of internal data centers.

     Competitive factors for processing services include product quality, reliability of service, comprehensiveness and integration of product line, timely introduction of new products and features, and price. The Company believes that it competes favorably in each of these categories. In addition, the Company believes that its position as an independent vendor, rather than as a cooperative, an affiliate of a larger corporation or a hardware vendor, is a competitive advantage.

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

     The Company's clearing businesses, BHC Securities and affiliates and Fiserv Correspondent Services (formerly Hanifen, Imhoff Clearing Corp.), are subject to the broker/dealer rules of the Securities and Exchange Commission and the New York Stock Exchange, as well as the National Association of Securities Dealers and other stock exchanges of which they are members.

Employees

     Fiserv employs 10,090 specialists throughout the United States and worldwide in its information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other direct experience in banks, credit unions, mortgage firms, savings and other financial services business environments.

     Fiserv employees provide expertise in sales and marketing; account management and client services; computer operations, network control and technical support; programming, software development, modification and maintenance; conversions and client training; financial planning; and related support services.

     Fiserv employees are not represented by a union, and there have been no work stoppages, strikes or organizational attempts. The service nature of the Fiserv business makes its employees an important corporate asset, and while the market for qualified personnel is competitive, the Company does not experience significant difficulty with hiring or retaining its staff of top industry professionals. In assessing companies to acquire, the quality and stability of the prospective company's staff are emphasized.

     Management attributes its ability to attract and keep quality employees to, among other things, the Company's growth and dedication to state-of-the-art software development tools and hardware technologies.

Item 2.  Properties

     Fiserv currently operates full-service data centers, software system development centers and item processing and back-office support centers in 86 cities (69 in the United States): Birmingham, AL; Little Rock, AR; Phoenix and Scottsdale, AZ; Covina, Fresno, Fullerton, Irvine, Los Angeles, Sacramento, San Diego, San Leandro, Van Nuys and Walnut, CA; Denver, CO; New Haven and Stamford, CT; Ft. Lauderdale, Jacksonville, Maitland, Miami, Orlando, Tampa and Titusville, FL; Atlanta, Macon and Norcross, GA; Honolulu, HI; Des Moines, IA; Arlington Heights, Chicago and Marion, IL; Indianapolis and South Bend, IN; Bowling Green, KY; Baton Rouge and New Orleans, LA; Boston, Braintree, Somerville and West Springfield, MA; Flint and Troy, MI; Minneapolis, MN; Greensboro, NC; Fargo, ND; Lincoln, NE; Piscataway, NJ; Brooklyn, Lake Success, Melville, New York, Syracuse and Utica, NY; Cleveland, OH; Oklahoma City, OK; Corvallis and Portland, OR; Philadelphia and Pittsburgh, PA; Newberry, SC; Amarillo (FM), Beaumont, Dallas, Houston and San Antonio, TX; Seattle, WA; Brookfield and Milwaukee, WI. International business centers are located in Sydney, Australia; Burlington, Calgary, Edmonton, Halifax, London, Montreal, Regina, St. Catherines, Toronto, Vancouver, Victoria and Winnipeg, Canada; London, England; Jakarta, Indonesia; Warsaw, Poland; and Singapore.

     The Company owns facilities in Brookfield, Corvallis, Covina, Fresno, Hartford, Lincoln, Marion, Miami, South Bend and Titusville; all other buildings in which centers are located are subject to leases expiring through 1998 and beyond. The Company owns or leases 136 mainframe computers (Data General, Hewlett Packard, IBM, NCR, Tandem and Unisys). In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.

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

     Fiserv regards its software as proprietary and utilizes a combination of trade secrecy law, internal security practices and employee non-disclosure agreements for protection. The Company has not patented or registered the copyrights on its software. The Company believes that legal protection of its software, while important, is less significant than the knowledge and experience of the Company's management and personnel and their ability to develope, enhance and market new products and services. The Company believes that it holds all proprietary rights necessary for the conduct of its business.

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


                                    PART  II


     Pursuant to Instruction G(2) for Form 10-K, the information required in Items 5 through 8 is incorporated by reference from the Company's annual report to shareholders included in this Form 10-K Annual Report as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                   PART  III


     Pursuant to Instruction G(3) for Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before February 20, 1998, and included in the Form 10-K Annual Report as Exhibit 28.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

       The consolidated financial statements of the companies as of December 31, 1997 and 1996 and for each of the three years in the period ending December 31, 1997, together with the report thereon of Deloitte & Touche LLP, dated January 30, 1998, appear on pages 23 through 40 of the Company's annual report to shareholders, Exhibit 13 to this Form 10-K Annual Report, and are incorporated herein by reference. Deloitte & Touche LLP relied upon the report of other auditors (Exhibit 99) for 1996 and 1995 as to BHC Financial, Inc. and subsidiaries (BHC), due to the acquisition of BHC by the Company in 1997 accounted for on a pooling of interests basis.

(a)(2) Financial Statement Schedule:

       The following financial statement schedule of the Company and related documents are included in this Report on Form 10-K:

                                                             Page
                                                             ----
       [S]                                                   [C]
       Independent Auditors' Report                           14
       Schedule II--Valuation and Qualifying Accounts         14


       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K:

       During 1997, the Company filed five reports on Form 8-K, three dated March 3, June 13 and June 25, 1997, relating to the acquisition of BHC Financial Inc., one dated October 22, 1997, relating to the acquisition of Hanifen, Imhoff Holdings, Inc., in which financial statements and other financial information previously presented in its 1996 Annual Report to Shareholders were restated to include, on a pooling of interests basis, the financial position and results of operations of BHC Financial, acquired in May 1997, and one dated December 22, 1997, announcing a stock buyback program.

(c)  Exhibits:

2.1 Stock Purchase Agreement, dated as of April 6, 1995, by and between Fiserv, Inc. and Information Technology, Inc. (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-3, File No. 33-58709, and incorporated herein by reference).

3.1 Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 333-23349, and incorporated herein by reference).

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

11.  Computation of Shares Used in Computing Diluted Earnings per Share.

13.  The 1997 Annual Report to Shareholders.

21.  List of Subsidiaries of the Registrant.

23.  Consent of Independent Auditors.

28. The Company's definitive proxy statement for the 1998 annual meeting of shareholders to be held on March 24, 1998, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

99.  Report of Independent Accountants.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 20, 1998
FISERV, INC.

By   /S/ George D. Dalton
     ---------------------------
     George D. Dalton
     (Chairman of the Board)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 20, 1998.

Signature                                       Capacity

/S/ George D. Dalton
---------------------------
George D. Dalton                                Chairman of the Board,
                                                Chief Executive Officer

/S/ Leslie M. Muma
---------------------------
Leslie M. Muma                                  Vice Chairman of the Board,
                                                President, Chief Operating Officer

/S/ Donald F. Dillon
---------------------------
Donald F. Dillon                                Vice Chairman of the Board,
                                                President - Information Technology, Inc.

/S/ Kenneth R. Jensen
---------------------------
Kenneth R. Jensen                               Senior Executive Vice President,
                                                Chief Financial Officer, Treasurer, Director

/S/ Gerald J. Levy
---------------------------
Gerald J. Levy                                  Director

/S/ L. William Seidman
---------------------------
L. William Seidman                              Director

/S/ Thekla R. Shackelford
---------------------------
Thekla R. Shackelford                           Director

/S/ Roland D. Sullivan
---------------------------
Roland D. Sullivan                              Director

                         INDEPENDENT AUDITORS' REPORT


Shareholders and Directors of Fiserv, Inc.:

We have audited the consolidated financial statements of Fiserv, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 30, 1998; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our report on the consolidated financial statements indicates that our opinion as to the amounts included for BHC Financial, Inc. and subsidiaries as of December 31, 1996 and for the two years ended December 31, 1996 and 1995 is based solely on the report of other auditors. Our audits also included the financial statement schedule of Fiserv, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
January 30, 1998



                                  SCHEDULE II
                       Valuation and Qualifying Accounts

                        Allowance for Doubtful Accounts

      Year Ended      Beginning      Charged
      December 31,     Balance     to Expense    Write-offs     Balance
      -------------  -----------  ------------   ----------    ----------
          1997       $3,796,000    $3,483,000    ($376,000)    $6,903,000
          1996        5,026,000      (630,000)    (600,000)     3,796,000
          1995        4,187,000     1,164,000     (325,000)     5,026,000

                                      14