Form 10-Q
period 1998-03-31
FISERV INC
filed 1998-04-21
CIK 798354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED MARCH 31, 1998                 COMMISSION FILE NUMBER 0-14948


                                  FISERV, INC.
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      WISCONSIN                                                  39-1506125
 -------------------                                        --------------------
  (State or other jurisdiction of                            (I. R. S. Employer
  incorporation or organization)                             Identification No.)


 255 FISERV DRIVE, BROOKFIELD, WI.                               53045
---------------------------------                             ------------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:          (414) 879 5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At March 31, 1998, 53,750,850 shares of common stock of the Registrant were outstanding.





                          Exhibit Index appears at page 8.

PART I. FINANCIAL INFORMATION


                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            for the Three Month Periods Ended March 31, 1998 and 1997


                                                                        Three Months Ended
                                                                            March 31,
                                                                 1998                 1997
                                                             -----------------------------------
                                                                      (In thousands except
                                                                       per share amounts)
REVENUES                                                          $273,829             $228,319
                                                             -----------------------------------
COST OF REVENUES:
Salaries, commissions and
 payroll related costs                                             128,183              105,758
Data processing expenses, rentals
 and telecommunication costs                                        27,396               24,766
Other operating expenses                                            52,373               41,311
Depreciation and amortization
 of property and equipment                                          14,198               11,563
Amortization of intangible assets                                    3,464                3,645
Capitalization of internally
 generated computer software                                        (1,169)                (521)
                                                             -----------------------------------
             Total cost of revenues                                224,445              186,522
                                                             -----------------------------------
OPERATING INCOME                                                    49,384               41,797
Interest expense-net                                                 3,367                3,487
                                                             -----------------------------------
INCOME BEFORE INCOME TAXES                                          46,017               38,310
Income tax provision                                                18,867               15,707
                                                             -----------------------------------
NET INCOME                                                         $27,150              $22,603
                                                             ===================================
NET INCOME PER SHARE:
  Basic                                                              $0.51                $0.44
                                                             ===================================
  Diluted                                                            $0.49                $0.43
                                                             ===================================
Shares used in computing net income per share:
  Basic                                                             53,715               51,081
                                                             ===================================
  Diluted                                                           55,465               52,372
                                                             ===================================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                     MARCH 31,          December 31,
                                                                       1998                 1997
                                                                  ------------------------------------
                                                                                (In thousands)
ASSETS
Cash and cash equivalents                                                 $83,132             $89,377
Accounts receivable                                                       218,766             197,771
Securities processing receivables                                       1,226,651           1,386,169
Prepaid expenses and other assets                                          86,531              91,278
Trust account investments                                               1,031,989           1,082,740
Other investments                                                         129,618             125,999
Deferred income taxes                                                      34,703              35,233
Property and equipment-net                                                153,011             149,055
Internally generated computer software-net                                 73,998              73,163
Identifiable intangible assets relating
 to acquisitions-net                                                       49,490              50,426
Goodwill-net                                                              432,977             355,280
                                                                  ====================================
Total                                                                  $3,520,866          $3,636,491
                                                                  ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                          $58,533             $53,828
Securities processing payables                                          1,057,928           1,184,277
Short-term borrowings                                                      53,700              94,975
Accrued expenses                                                          109,128             123,380
Accrued income taxes                                                       17,160               8,436
Deferred revenues                                                          85,783              67,569
Trust account deposits                                                  1,033,019           1,082,740
Long-term debt                                                            343,556             252,031
                                                                  ------------------------------------
TOTAL LIABILITIES                                                       2,758,807           2,867,236
                                                                  ------------------------------------
SHAREHOLDERS' EQUITY:
Common stock issued, 54,550,850 and
  53,925,000 shares, respectively                                             546                 539
Additional paid-in capital                                                435,803             427,785
Accumulated other comprehensive income:
  Unrealized gain on investments                                           16,426              16,442
  Foreign currency translation adjustment                                     196                 121
Retained earnings                                                         351,518             324,368
Treasury shares, at cost (800,000 shares in 1998)                         (42,430)                  0
                                                                  ------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                762,059             769,255
                                                                  ====================================
             TOTAL                                                     $3,520,866          $3,636,491
                                                                  ====================================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the Three-Month Periods Ended March 31, 1998 and 1997



                                                                                   Three Months Ended
                                                                                       March 31,
                                                                             1998                 1997
                                                                         -----------------------------------
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $27,150              $22,603
Adjustments to reconcile income to net cash provided
 by operating activities:
 Deferred income taxes                                                           1,252                1,622
 Depreciation and amortization of property and equipment                        14,198               11,563
 Amortization of intangible assets                                               3,464                3,645
 Capitalization of internally generated computer software-net                   (1,169)                (521)
                                                                         -----------------------------------
                                                                                44,895               38,912
Cash provided (used) by changes in assets and liabilities,
 net of effects from
 acquisitions of businesses:
 Accounts receivable                                                           (16,123)              (9,137)
 Prepaid expenses and other assets                                               2,180               (1,313)
 Accounts payable and accrued expenses                                          (5,788)              (3,450)
 Deferred revenue                                                               14,471                7,552
 Income taxes payable                                                           10,009                  107
 Securities processing receivables and payables-net                             33,169              (11,735)
                                                                         -----------------------------------
Net cash provided by operating activities                                       82,813               20,936
                                                                         -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                          (14,822)             (10,369)
 Other investments                                                               2,723              (62,221)
 Payment for acquisition of businesses                                         (86,227)             (10,717)
 Trust account investments                                                      45,263             (165,011)
                                                                         -----------------------------------
Net cash provided (used) by investing activities                               (53,063)            (248,318)
                                                                         -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term obligations-net                             (41,275)              22,200
 Increase (decrease) in long-term obligations-net                               91,520                7,840
 Issuance (purchases) of common stock-net                                      (36,518)               1,915
 Trust account deposits                                                        (49,722)             163,137
                                                                         -----------------------------------
Net cash provided (used) by financing activities                               (35,995)             195,092
                                                                         -----------------------------------
Change in cash                                                                  (6,245)             (32,290)
Beginning balance                                                               89,377              101,282
                                                                         -----------------------------------
Ending balance                                                                 $83,132              $68,992
                                                                         ===================================

See notes to consolidated financial statements.

                                                        4

                          FISERV, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.  PRINCIPLES OF CONSOLIDATION
The consolidated balance sheet as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

                                                                   Three Months Ended
                                                                        March 31,
                                                            1998                  1997
                                                      ---------------------------------------
                                                                     (in thousands)
Weighted average number of common
shares outstanding                                              53,715                51,081
Shares issuable upon exercise of options
reduced by the number of shares which
could have been purchased with the
proceeds of such exercise                                        1,750                 1,291
                                                      ---------------------------------------
Shares used in computing diluted-
net income per share                                            55,465                52,372
                                                      =======================================

Basic income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.

3.  ACCOUNTING FOR INCOME TAXES
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax asset as of March 31, 1998 and December 31,1997 are as follows:


                                                               March 31,            December 31,
                                                                 1998                  1997
                                                         ---------------------------------------
                                                                        (in thousands)
Allowance for doubtful accounts                                 $2,027                $2,027
Accrued expenses not currently deductible                       17,716                16,835
Deferred revenue                                                 8,340                 8,688
Other                                                              580                   230
Net operating loss and credit carryforwards                      2,420                 2,295
Purchased incomplete software technology                        55,735                56,888
Deferred costs                                                  (4,415)               (4,314)
Internally generated capitalized software                      (30,339)              (29,999)
Excess of tax over book depreciation and
  amortization                                                  (5,946)               (5,992)
Unrealized gain on investments                                 (11,415)              (11,425)
                                                      --------------------------------------
Total                                                          $34,703               $35,233
                                                      ======================================

4.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                  Quarter Ended March 31,
                                                1998                  1997
                                            ---------------------------------
                                                      (in thousands)
Income taxes paid                               $8,793               $11,820
Interest paid                                    2,433                 2,183
Liabilities assumed in acquisitions
of businesses                                    9,682                 5,724

5.  SHAREHOLDERS' EQUITY
On February 23, 1998 the Company adopted a Shareholder Rights Plan (Plan). Under the Plan, the shareholders of record as of March 9, 1998 will be granted a dividend of one preferred stock purchase right for each outstanding share of Company common stock. The stock purchase rights are not excercisable until certain events occur. The Company filed a Form 8-K with the Securities and Exchange Commission on February 24, 1998 which provides a full description of the Plan.

The Company declared a 3 for 2 common stock split which will be effective as of May 15, 1998. No effect has been given to this action in the accompanying financial statements.

In December of 1997, the Board of Directors authorized the purchase of up to 1,000,000 shares of Company common stock in the open market in order to replace the shares issued on December 31, 1997 for the completed acquisition of Hanifen, Imhoff Holdings, Inc. accounted for on the purchase method of accounting. During the first quarter of 1998, the Company completed the purchase of 800,000 shares of Company common stock.

Effective January 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Adoption of this standard did not have a material impact on the accompanying financial statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues represented by certain income and expense items and the percentage change in those items.




                                                              Three Months Ended
                                                                    March 31,                      Percentage
                                                            1998                  1997              Increase
                                                      -----------------------------------------    (Decrease)
                                                                                                 ---------------

Revenues                                                           100.0                 100.0           19.9
                                                      ----------------------------------------
Salaries and related costs                                          46.8                  46.3           21.2
Data processing costs                                               10.0                  10.8           10.6
Other operating expenses                                            19.1                  18.1           26.8
Depreciation and amortization                                        5.2                   5.1           22.8
Amortization of intangible assets                                    1.3                   1.6           (5.0)
Capitalization of software-net                                      (0.4)                 (0.2)         124.4
                                                      ----------------------------------------
Total cost of revenues                                              82.0                  81.7           20.3
                                                      ----------------------------------------
Operating income                                                    18.0                  18.3           18.2
                                                      ========================================

REVENUES
Revenues increased 19.9% from $228.3 million in the first quarter of 1997 to $273.8 million in the current first quarter. Approximately 70% of this growth resulted from the inclusion of revenues from the date of purchase of acquired companies and approximately 30% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

COST OF REVENUES
Cost of revenues increased 20.3% from $186.5 million in the first quarter of 1997 to $224.4 million in the current first quarter.

OPERATING INCOME
Operating income increased 18.2% from $41.8 million in the first quarter of 1997 to $49.4 million in the current first quarter. As a percentage of revenues, operating margins for the first quarter of 1998 were slightly lower than the comparable prior period due primarily to charges related to the planned consolidation of certain product lines and the reduced impact of termination fees.

INCOME TAX PROVISION
Income taxes were computed at 41% in both 1998 and 1997, which rate is expected to apply throughout the current year.

NET INCOME
Net income grew 20.1% from $22.6 million in the first quarter of 1997 to $27.2 million in the first quarter of 1998, and net income per share-diluted for the first quarter was $0.49 compared to $0.43 in 1997. Net income per share-diluted increased $0.10 in the first quarter of 1998 when compared to net income per share of $0.39 as originally reported in 1997 (before the restatement of BHC Financial, Inc., an acquisition completed in the second quarter of 1997, accounted for on a pooling of interests basis). The increase in net income per share-diluted over 1997 as originally presented was consistent with management's expectations.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the Company's primary sources of funds for the three months ended March 31, 1998 and 1997:




                                                            1998                  1997
                                                      ---------------------------------------
                                                                    (In thousands)
Cash provided by operating activities before
changes in securities processing receivables
and payables-net                                                49,644                32,671
Securities processing receivables and
payables-net                                                    33,169               (11,735)
                                                      ---------------------------------------
Cash provided by operating activities                           82,813                20,936
Issuance (purchases) of common stock-net                       (36,518)                1,915
Decrease (increase) in investments                              (1,736)              (64,095)
Increase (decrease) in net borrowings                           50,245                30,040
                                                      ---------------------------------------
TOTAL                                                           94,804               (11,204)
                                                      ---------------------------------------


Long-term obligations amounted to $343.6 million at March 31, 1998. The majority of this debt comprises $112.9 million of senior notes due 1998 to 2005 and $201.6 million advanced under a $225 million unsecured line of credit and commercial paper facility expiring May 17, 2000, which facility can be increased to a maximum of $375 million. A facility fee of .1% to .2% per annum is payable on the $225 million committed amount.

The Company has historically applied a significant portion of its cash flow from operating activities and long-term borrowings to acquisitions. The Company believes that its cash flow from operating activities together with other available sources of funds will be adequate to meet its funding requirements. However, in the event that the Company makes significant future acquisitions, it may raise funds through additional borrowings or issuance of securities.

PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits
    Index to exhibits
    (11) Statement regarding computation of per share earnings (included on page 5, Part 1).

(b) Reports on Form 8-K
    During the quarter ended March 31, 1998, the Registrant filed three reports on Form 8-K as follows:

     1) 1997 year end earnings release filed on January 20, 1998.
     2) Shareholders' Rights Plan filed on February 24, 1998.
     3) 3 for 2 stock split announcement filed on March 24, 1998.









                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Fiserv, Inc.
                                   ______________________
                                   (Registrant)

Date    April 21, 1998             by: /s/Charles W. Sprague
                                   _________________________
                                       CHARLES W. SPARGUE
                                       Secretary