Form 10-Q
period 1998-06-30
FISERV INC
filed 1998-07-21
CIK 798354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         FOR QUARTER ENDED JUNE 30, 1998          COMMISSION FILE NUMBER 0-14948


                                  FISERV, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        WISCONSIN                                            39-1506125
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                           Identification No.)

255 FISERV DRIVE, BROOKFIELD, WI.                              53045
---------------------------------------                    ------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:    (414) 879 5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At June 30, 1998, 81,936,000 shares of common stock of the Registrant were outstanding.




                        Exhibit Index appears at page 8.

PART I.  FINANCIAL INFORMATION





                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        for the Three and Six-Month Periods Ended June 30, 1998 and 1997


                                                     Three Months Ended        Six Months Ended
                                                          June 30,                June 30,
                                                   1998          1997        1998          1997
                                                      (In thousands except per share amounts)
REVENUES                                         $ 311,220    $ 238,386    $ 585,049    $ 466,705
                                            ------------------------------------------------------
Cost of revenues:
Salaries, commissions and payroll
 related costs                                     144,302      113,404      272,485      219,162
Data processing expenses, rentals
 and telecommunication costs                        28,561       24,439       55,957       49,205
Other operating expenses                            68,908       47,137      121,281       88,448
Depreciation and amortization of
 property and equipment                             14,613       12,187       28,811       23,750
Amortization of intangible assets                    3,867        3,545        7,331        7,190
Capitalization of internally generated
 computer software-net                              (1,853)        (964)      (3,022)      (1,485)
                                            ------------------------------------------------------
Total cost of revenues                             258,398      199,748      482,843      386,270
                                            ------------------------------------------------------
OPERATING INCOME                                    52,822       38,638      102,206       80,435
Interest expense - net                               4,228        3,341        7,595        6,828
                                            ------------------------------------------------------
INCOME BEFORE INCOME TAXES                          48,594       35,297       94,611       73,607
Income tax provision                                19,924       14,472       38,791       30,179
                                            ======================================================
NET INCOME                                       $  28,670    $  20,825    $  55,820    $  43,428
                                            ======================================================

NET INCOME PER SHARE:
 Basic                                           $    0.34    $    0.27    $    0.68    $    0.56
                                            ======================================================
 Diluted                                         $    0.33    $    0.26    $    0.66    $    0.55
                                            ======================================================

Shares used in computing net income per share:
 Basic                                              83,124       77,781       81,848       77,199
                                            ======================================================
 Diluted                                            85,930       80,043       84,564       79,299
                                            ======================================================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                              JUNE 30,    December 31,
                                                                               1998          1997
                                                                     ---------------------------------
                                                                                 (In thousands)
ASSETS
Cash and cash equivalents                                                      65,677    $   89,377
Accounts receivable                                                           214,904       197,771
Securities processing receivables                                           1,594,884     1,386,169
Prepaid expenses and other assets                                              92,390        91,278
Trust account investments                                                   1,072,415     1,082,740
Other investments                                                             135,642       125,999
Deferred income taxes                                                          29,006        35,233
Property and equipment-net                                                    158,779       149,055
Internally generated computer software-net                                     81,826        73,163
Identifiable intangible assets relating
 to acquisitions-net                                                           48,392        50,426
Goodwill-net                                                                  436,806       355,280
                                                                    -------------------------------
Total                                                                       3,930,721    $3,636,491
                                                                    ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                               56,673    $   53,828
Securities processing payables                                              1,363,737     1,184,277
Short-term borrowings                                                         104,600        94,975
Accrued expenses                                                              125,568       123,380
Accrued income taxes                                                            9,329         8,436
Deferred revenues                                                              97,333        67,569
Trust account deposits                                                      1,073,781     1,082,740
Long-term debt                                                                302,156       252,031
                                                                    -------------------------------
TOTAL LIABILITIES                                                           3,133,177     2,867,236
                                                                    -------------------------------
SHAREHOLDERS' EQUITY:
Common stock issued, 83,136,000 and
  80,887,000 shares, respectively                                                 831           809
Additional paid-in capital                                                    442,493       427,515
Accumulated other comprehensive income:
 Unrealized gain on investments                                                16,394        16,442
 Foreign currency translation adjustment                                           68           121
Accumulated earnings                                                          380,188       324,368
Treasury shares, at cost (1,200,000 shares in 1998)                           (42,430)
                                                                    -------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    797,544       769,255
                                                                    -------------------------------
             TOTAL                                                          3,930,721    $3,636,491
                                                                    ===============================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the Six-Month Periods Ended June 30, 1998 and 1997



                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                               1998         1997
                                                                                     -----------------------------
                                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $  55,820    $  43,428
Adjustments to reconcile income to net cash provided
 by operating activities:
 Deferred income taxes                                                                         5,170        2,183
 Depreciation and amortization of property and equipment                                      28,811       23,750
 Amortization of intangible assets                                                             7,331        7,190
 Capitalization of internally generated computer software-net                                 (3,022)      (1,485)
                                                                                    -----------------------------
                                                                                              94,110       75,066
Cash provided (used) by changes in assets and liabilities, net of effects from acquisitions of businesses:
 Accounts receivable                                                                            (563)      (4,882)
 Prepaid expenses and other assets                                                            (1,227)      (5,898)
 Accounts payable and accrued expenses                                                        (2,099)       6,639
 Deferred revenue                                                                             16,245        7,821
 Income taxes payable                                                                          4,013       (7,532)
 Securities processing receivables and payables - net                                        (29,255)      24,459
                                                                                    -----------------------------
Net cash provided by operating activities                                                     81,224       95,673
                                                                                    -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                        (31,391)     (19,486)
 Investments and other assets                                                                 (3,583)     (67,550)
 Payment for acquisition of businesses                                                       (87,842)     (10,715)
 Trust account investments                                                                     4,173       25,848
                                                                                    -----------------------------
Net cash provided (used) by investing activities                                            (118,643)     (71,903)
                                                                                    -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term obligations - net                                           9,625      (13,200)
 Increase (decrease) in long-term obligations - net                                           49,577      (19,522)
 Issuance of common stock                                                                      5,906        6,483
 Purchases of treasury stock                                                                 (42,430)
 Trust account deposits                                                                       (8,959)     (27,050)
                                                                                    -----------------------------
Net cash provided (used) by financing activities                                              13,719      (53,289)
                                                                                    -----------------------------
Change in cash                                                                               (23,700)     (29,519)
Beginning balance                                                                             89,377      101,282
                                                                                    -----------------------------
Ending balance                                                                             $  65,677    $  71,763
                                                                                    =============================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION
The consolidated balance sheet as of June 30, 1998 and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2. ACQUISITIONS
During the three months ended June 30, 1998, the Company completed three acquisitions including CUSA Technologies, Inc. and Network Data Processing Corporation which were accounted for as poolings of interests. Financial statements for prior periods have not been restated to include the operations of these two companies due to lack of materiality.

3. SHARES USED IN COMPUTING NET INCOME PER SHARE

                                             Three Months Ended  Six Months Ended
                                                   June 30,           June 30,
                                               1998      1997     1998     1997
                                           --------------------------------------
                                                        (In thousands)
Weighted average number of common
shares outstanding                             83,124   77,781   81,848   77,199
Shares issuable upon exercise of options
reduced by the number of shares which
could have been purchased with the
proceeds of such exercise                       2,806    2,262    2,716    2,100
                                           -------------------------------------
Shares used in computing diluted
net income per share                           85,930   80,043   84,564   79,299
                                           =====================================

Basic income per share is computed using the weighted average number of shares outstanding during the periods. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. 1997 shares outstanding have been restated to give affect to a three for two stock split issued May 29, 1998.

4. ACCOUNTING FOR INCOME TAXES
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax asset as of June 30, 1998 and December 31, 1997 are as follows:


                                                                                      JUNE 30,          December 31,
                                                                                        1998               1997
                                                                                ---------------------------------
                                                                                             (in thousands)
Allowance for doubtful accounts                                                        $2,027             $2,027
Accrued expenses not currently deductible                                              17,274             16,835
Deferred revenue                                                                        8,059              8,688
Other                                                                                   1,876                230
Net operating loss and credit carryforwards                                             2,420              2,295
Purchased incomplete software technology                                               54,582             56,888
Deferred costs                                                                         (4,588)            (4,314)
Internally generated capitalized software                                             (33,549)           (29,999)
Excess of tax over book depreciation and
  amortization                                                                         (7,702)            (5,992)
Unrealized gain on investments                                                        (11,393)           (11,425)
                                                                                ---------------------------------
Total deferred income taxes                                                           $29,006            $35,233
                                                                                =================================

                                        5

5. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           Six Months Ended
                                                                                              June 30,
                                                                                        1998              1997
                                                                                -------------------------------------
                                                                                            (In thousands)
Income taxes paid                                                                     $31,003            $35,709
Interest paid                                                                          11,215              9,531
Liabilities assumed in acquisitions of
  businesses                                                                           30,273              8,639


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues and the percentage change in these items.


                                                        Three Months Ended                   Six Months Ended
                                                            June 30,                              June 30,
                                                    1998               1997               1998                1997
                                             ----------------------------------------------------------------------
                                                                        (Percent of Revenues)
Revenues                                           100.00%            100.00%             100.00%            100.00%
                                             -----------------------------------------------------------------------

Salaries and related costs                          46.37              47.57               46.58              46.96
Data processing costs                                9.18              10.25                9.56              10.54
Other operating expenses                            22.14              19.77               20.73              18.95
Depreciation and amortization                        4.70               5.11                4.93               5.09
Amortization of intangible assets                    1.24               1.49                1.25               1.54
Capitalization of software-net                      (0.60)             (0.40)              (0.52)             (0.32)
                                             -------------------------------      ---------------------------------
Total cost of revenues                              83.03              83.79               82.53              82.76
                                             -------------------------------      ---------------------------------
Operating income                                    16.97              16.21               17.47              17.24
                                             ===============================      =================================

REVENUES
Revenues increased 30.6% from $238.4 million in the second quarter of 1997 to $311.2 million in the current second quarter and 25.4% from $466.7 million in the first six months of 1997 to $585.0 million in the comparable current period. Approximately 65% of the year to date growth resulted from the inclusion of revenues from the date of purchase of acquired companies and approximately 35% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

COST OF REVENUES
Cost of revenues increased 29.4% from $199.7 million in the second quarter of 1997 to $258.4 million in the current second quarter, and 25.0% from $386.3 million in the first six months of 1997 to $482.8 million in the first six months of 1998. These increases were in line with increases in revenues during the periods.

OPERATING INCOME
Operating income increased 36.7% from $38.6 million in the second quarter of 1997 to $52.8 million in the current second quarter, and increased 27.1% from $80.4 million in the first six months of 1997 to $102.2 million in the first six months of 1998. As a percentage of revenues, operating margins were slightly higher during both the second quarter and first six months of 1998 when compared to the comparable prior year periods.

INTEREST EXPENSE - NET
As a result of increased borrowings, interest expense increased $.9 million in the second quarter of 1998 and $.8 million for the first six months of 1998 when compared to amounts incurred for the comparable 1997 periods.

INCOME TAX PROVISION
Income taxes were computed at 41% in both 1998 and 1997. The 41% rate is expected to apply throughout the current year.

NET INCOME
Net income for the second quarter increased 38% from $20.8 million in 1997 to $28.7 million in 1998. Net income for the first six months increased 29% from $43.4 million in 1997 to $55.8 million in 1998. Net income per share-diluted for the second quarter was $.33 in 1998 compared to $.26 in 1997. Net income per share-diluted for the first six months of 1998 was $.66 compared to $.55 in the comparable 1997 period. The increases in net income per share-diluted for the second quarter and first six months of 1998 over the comparable 1997 periods amounted to $.07 and $.11, respectively.

YEAR 2000 ISSUES
The Company believes that its plan to address year 2000 issues is proceeding satisfactorily and continues to expect to incur charges approximating $15 million a year in 1998 and 1999 related to this issue. It is not anticipated that operating income as a percentage of revenues will be materially impacted by these charges.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the Company's primary sources of funds for the six months ended June 30, 1998 and 1997:


                                                                                       1998                1997
                                                                                --------------------------------
                                                                                            (In thousands)
Cash provided by operating activities before changes
in securities processing receivables and payables - net                               110,479             71,214
Securities processing receivables and payables - net                                  (29,255)            24,459
                                                                                ---------------------------------
Cash provided by operating activities                                                  81,224             95,673
Issuance (purchases) of common stock - net                                            (36,524)             6,483
Decrease (increase) in investments                                                     (8,369)           (68,752)
Increase (decrease) in net borrowings                                                  59,202            (32,722)
                                                                                ---------------------------------
TOTAL                                                                                  95,533                682
                                                                                =================================

Long-term obligations amounted to $302.2 million at June 30, 1998. The majority of this debt comprises $106.1 million of senior notes due 1998 to 2005 and $171.8 million advanced under a $280 million unsecured line of credit and commercial paper facility expiring May 17, 2000. A facility fee of .1% to .2% per annum is required on the entire bank line regardless of usage.

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

  (b)  Reports on Form 8-K
       During the quarter ended June 30, 1998, the Registrant filed a report on Form 8-K dated May 8, 1998, regarding the exchange ratio applicable to the acquisition of CUSA Technologies, Inc., as of April 30, 1998.












                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FISERV, INC.
                                       -------------------
                                       (Registrant)



Date    July  21, 1998                 by       /s/ Edward P. Alberts
        --------------                 -----------------------------------------
                                                 EDWARD P. ALBERTS
                                                 Senior Vice President, Finance
                                                 and Controller