Form 10-Q
period 1998-09-30
FISERV INC
filed 1998-10-20
CIK 798354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     FOR QUARTER ENDED SEPTEMBER 30, 1998        COMMISSION FILE NUMBER 0-14948


                                  FISERV, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            WISCONSIN                                    39-1506125
   -------------------------------                ----------------------------
   (State or other jurisdiction of                    (I. R. S. Employer
   incorporation or organization)                     Identification No.)

   255 FISERV DRIVE, BROOKFIELD, WI.                        53045
-------------------------------------------              ----------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code: (414) 879 5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At September 30, 1998, 81,974,000 shares of common stock of the Registrant were outstanding.





                        Exhibit Index appears at page 9.

PART I.  FINANCIAL INFORMATION




                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     for the Three and Nine-Month Periods Ended September 30, 1998 and 1997


                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                      1998             1997                 1998             1997
                                                              (In thousands except per share amounts)
REVENUES                                             $309,543         $238,255             $894,592         $704,960
                                             ------------------------------------------------------------------------
Cost of revenues:
Salaries, commissions and payroll
 related costs                                        143,026          109,351              415,511          328,513
Data processing expenses, rentals
 and telecommunication costs                           28,729           25,134               84,686           74,339
Other operating expenses                               67,769           46,619              189,050          135,067
Depreciation and amortization of
 property and equipment                                15,131           12,264               43,942           36,014
Amortization of intangible assets                       4,005            3,437               11,336           10,627
Capitalization of internally generated
 computer software-net                                 (2,051)            (553)              (5,073)          (2,038)
                                             ------------------------------------------------------------------------
Total cost of revenues                                256,609          196,252              739,452          582,522
                                             ------------------------------------------------------------------------
OPERATING INCOME                                       52,934           42,003              155,140          122,438
Interest expense - net                                  3,998            2,701               11,593            9,529
                                             ------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                             48,936           39,302              143,547          112,909
Income tax provision                                   20,063           16,114               58,854           46,293
                                             ========================================================================
NET INCOME                                            $28,873          $23,188              $84,693          $66,616
                                             ========================================================================

NET INCOME PER SHARE:
 Basic                                                  $0.35            $0.30                $1.03            $0.86
                                             ========================================================================
 Diluted                                                $0.34            $0.29                $1.00            $0.83
                                             ========================================================================

Shares used in computing net income per share:
 Basic                                                 81,957           78,600               81,884           77,789
                                             ========================================================================
 Diluted                                               84,938           81,092               84,688           79,898
                                             ========================================================================


See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                            SEPTEMBER 30,        December 31,
                                                                               1998                  1997
                                                                         ------------------------------------
                                                                                        (In thousands)
ASSETS
Cash and cash equivalents                                                      $   87,802             $89,377
Accounts receivable                                                               238,402             197,771
Securities processing receivables                                               1,554,253           1,386,169
Prepaid expenses and other assets                                                  90,509              91,278
Trust account investments                                                       1,213,199           1,082,740
Other investments                                                                 143,955             125,999
Deferred income taxes                                                              29,470              35,233
Property and equipment-net                                                        167,546             149,055
Internally generated computer software-net                                         83,519              73,163
Identifiable intangible assets relating
 to acquisitions-net                                                               46,828              50,426
Goodwill-net                                                                      441,750             355,280
                                                                         -------------------------------------
Total                                                                          $4,097,233          $3,636,491
                                                                         =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                               $   56,652             $53,828
Securities processing payables                                                  1,371,904           1,184,277
Short-term borrowings                                                              33,850              94,975
Accrued expenses                                                                  144,378             123,380
Accrued income taxes                                                               20,776               8,436
Deferred revenues                                                                  95,011              67,569
Trust account deposits                                                          1,214,599           1,082,740
Long-term debt                                                                    333,632             252,031
                                                                         -------------------------------------
TOTAL LIABILITIES                                                               3,270,802           2,867,236
                                                                         -------------------------------------
SHAREHOLDERS' EQUITY:
Common stock issued, 83,174,000 and
  80,887,000 shares, respectively                                                     832                 809
Additional paid-in capital                                                        442,417             427,515
Accumulated earnings                                                              409,061             324,368
Accumulated other comprehensive income                                             16,551              16,563
Treasury shares, at cost (1,200,000 shares)                                       (42,430)
                                                                         -------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        826,431             769,255
                                                                         =====================================
             TOTAL                                                             $4,097,233          $3,636,491
                                                                         =====================================


See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the Nine-Month Periods Ended September 30, 1998 and 1997



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 1998               1997
                                                                         -----------------------------------
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $84,693             $66,616
Adjustments to reconcile income to net cash provided
 by operating activities:
 Deferred income taxes                                                            3,152               2,465
 Depreciation and amortization of property and equipment                         43,942              36,014
 Amortization of intangible assets                                               11,336              10,627
 Capitalization of internally generated computer software-net                    (5,073)             (2,038)
                                                                         -----------------------------------
                                                                                138,050             113,684
Cash provided (used) by changes in assets and liabilities,
 net of effects from acquisitions of businesses:
 Accounts receivable                                                            (24,522)              3,793
 Prepaid expenses and other assets                                                2,626              (2,486)
 Accounts payable and accrued expenses                                           17,392               7,453
 Deferred revenue                                                                13,943               7,462
 Income taxes payable                                                            15,595                 513
 Securities processing receivables and payables - net                            19,543              27,075
                                                                         -----------------------------------
Net cash provided by operating activities                                       182,627             157,494
                                                                         -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                           (52,978)            (29,712)
 Investments and other assets                                                   (11,913)            (80,627)
 Payment for acquisition of businesses                                          (98,791)            (22,106)
 Trust account investments                                                     (136,622)             (3,226)
                                                                         -----------------------------------
Net cash provided (used) by investing activities                               (300,304)           (135,671)
                                                                         -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term obligations - net                            (61,125)            (10,000)
 Increase (decrease) in long-term obligations - net                              81,216             (51,588)
 Issuance of common stock                                                         6,581               8,592
 Purchases of treasury stock                                                    (42,430)
 Trust account deposits                                                         131,860               2,127
                                                                         -----------------------------------
Net cash provided (used) by financing activities                                116,102             (50,869)
                                                                         -----------------------------------
Change in cash                                                                   (1,575)            (29,046)
Beginning balance                                                                89,377             101,282
                                                                         ===================================
Ending balance                                                                  $87,802             $72,236
                                                                         ===================================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION
The consolidated balance sheet as of September 30, 1998 and the related consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2. ACQUISITIONS
During the nine months ended September 30, 1998, the Company completed seven acquisitions including three which were accounted for as poolings of interests. Financial statements for prior periods have not been restated to include the operations of these three pooled companies due to lack of materiality.

3. SHARES USED IN COMPUTING NET INCOME PER SHARE

                                               Three Months Ended                      Nine Months Ended
                                                  September 30,                          September 30,
                                             1998               1997               1998                1997
                                          ----------------------------------------------------------------------
                                                                        (In thousands)
Weighted average number of common
shares outstanding                             81,957             78,600              81,884             77,789
Shares issuable upon exercise of
options reduced by the number of
shares which could have been
purchased with the proceeds of such
exercise                                        2,981              2,492               2,804              2,109
                                          ======================================================================
Shares used in computing diluted
net income per share                           84,938             81,092              84,688             79,898
                                          ======================================================================

Basic income per share is computed using the weighted average number of shares outstanding during the periods. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Shares outstanding have been restated for periods ending prior to April 1, 1998 to give affect to a three-for-two stock split issued May 29, 1998.

4. ACCOUNTING FOR INCOME TAXES
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax asset as of September 30, 1998 and December 31, 1997 are as follows:

                                                                                SEPTEMBER 30,       December 31,
                                                                                   1998                1997
                                                                               ---------------------------------
                                                                                         (in thousands)
Allowance for doubtful accounts                                                       $3,091             $2,027
Accrued expenses not currently deductible                                             19,157             16,835
Deferred revenue                                                                       8,578              8,688
Other                                                                                  4,885                230
Net operating loss and credit carryforwards                                            1,388              2,295
Purchased incomplete software technology                                              53,429             56,888
Deferred costs                                                                        (4,863)            (4,314)
Internally generated capitalized software                                            (34,243)           (29,999)
Excess of tax over book depreciation and
  amortization                                                                       (10,563)            (5,992)
Unrealized gain on investments                                                       (11,389)           (11,425)
                                                                               =================================
Total deferred income taxes                                                          $29,470            $35,233
                                                                               =================================


5. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                       1998              1997
                                                                               ---------------------------------
                                                                                           (In thousands)
Income taxes paid                                                                    $45,313            $42,950
Interest paid                                                                         14,372             11,119
Liabilities assumed in acquisitions of
  businesses                                                                          30,273              8,639


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues and the percentage change in these items.

                                                 Three Months Ended                       Nine Months Ended
                                                   September 30,                            September 30,
                                                 1998             1997                 1998               1997
                                          ----------------------------------------------------------------------
                                                               (Percent of Revenues)

Revenues                                       100.00%            100.00%             100.00%            100.00%
                                          ----------------------------------------------------------------------

Salaries and related costs                      46.21              45.90               46.45              46.60
Data processing costs                            9.28              10.55                9.47              10.55
Other operating expenses                        21.89              19.57               21.13              19.16
Depreciation and amortization                    4.89               5.15                4.91               5.11
Amortization of intangible assets                1.29               1.44                1.27               1.51
Capitalization of software-net                  (0.66)             (0.23)              (0.57)             (0.29)
                                          -------------------------------      ---------------------------------
Total cost of revenues                          82.90              82.38               82.66              82.64
                                          -------------------------------      ---------------------------------
Operating income                                17.10              17.62               17.34              17.36
                                          ===============================      =================================

REVENUES
Revenues increased 30% from $238.3 million in the third quarter of 1997 to $309.5 million in the current third quarter and 27% from $705.0 million in the first nine months of 1997 to $894.6 million in the comparable current period. Approximately 65% of the year to date growth resulted from the inclusion of revenues from the date of purchase of acquired companies and approximately 35% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

COST OF REVENUES
Cost of revenues increased 31% from $196.3 million in the third quarter of 1997 to $256.6 million in the current third quarter, and 27% from $582.5 million in the first nine months of 1997 to $739.5 million in the first nine months of 1998. These increases were in line with increases in revenues during the periods.

OPERATING INCOME
Operating income increased 26% from $42.0 million in the third quarter of 1997 to $52.9 million in the current third quarter, and increased 27% from $122.4 million in the first nine months of 1997 to $155.1 million in the first nine months of 1998. As a percentage of revenues, operating margins did not vary significantly during the third quarter and first nine months of 1998 when compared to the comparable prior year periods.

INTEREST EXPENSE - NET
As a result of increased borrowings, interest expense increased $1.3 million in the third quarter of 1998 and $2.1 million for the first nine months of 1998 when compared to amounts incurred for the comparable 1997 periods. Acquisitions and the purchase of treasury stock were partly funded by the increased borrowings.

INCOME TAX PROVISION
Income taxes were computed at 41% in both 1998 and 1997. The 41% rate is expected to apply throughout the current year.

NET INCOME
Net income for the third quarter increased 25% from $23.2 million in 1997 to $28.9 million in 1998. Net income for the first nine months increased 27% from $66.6 million in 1997 to $84.7 million in 1998. Net income per share-diluted for the third quarter was $.34 in 1998 compared to $.29 in 1997. Net income per share-diluted for the first nine months of 1998 was $1.00 compared to $.83 in the comparable 1997 period. The increases in net income per share-diluted for the third quarter and first nine months of 1998 over the comparable 1997 periods amounted to $.05 and $.17, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the Company's primary sources of funds for the nine months ended September 30, 1998 and 1997:


                                                                                   1998                1997
                                                                               ---------------------------------
                                                                                          (In thousands)
Cash provided by operating activities before changes
in securities processing receivables and payables - net                              163,084            130,419
Securities processing receivables and payables - net                                  19,543             27,075
                                                                               ---------------------------------
Cash provided by operating activities                                                182,627            157,494
Issuance (purchases) of common stock - net                                           (35,849)             8,592
Decrease (increase) in investments                                                   (16,675)           (81,726)
Increase (decrease) in net borrowings                                                 20,091            (61,588)
                                                                               =================================
TOTAL                                                                                150,194             22,772
                                                                               =================================

Long-term obligations amounted to $333.6 million at September 30, 1998. The majority of this debt comprises $106.1 million of senior notes due 1999 to 2005 and $204.7 million advanced under a $280 million unsecured line of credit and commercial paper facility expiring May 17, 2000. A facility fee of .1% to .2% per annum is required on the entire bank line regardless of usage.

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

YEAR 2000 SYSTEMS EVALUATION

The Company provides data processing and other related services to financial institutions of all kinds. Failure by the Company in making its proprietary software systems Year 2000 compliant would have a material adverse effect on its business. The Company believes, however, that its remediation process started in 1996 will be successful and anticipates no material processing problems.

The Company has completed its assessment of its proprietary systems and has largely completed upgrading and revising the software it will continue to use in providing service to its clients. The Company anticipates that all of its proprietary systems will be completely upgraded to Year 2000 compliance, tested (including client testing) and implemented by March 31, 1999. The Company's contingency plans provide for a variety of actions in the event that a business unit has not progressed sufficiently to meet its remediation goals, including adding necessary resources, and/or migration of clients to other Company software that is Year 2000 compliant. The Company does not anticipate the need for these contingency plans based on the current system remediation status. Testing and implementation of the remaining non-mission critical systems, which are not material to the Company's business, are expected to be completed by mid-1999.

The Company has reviewed Year 2000 disclosures prepared by its principal vendors indicating that the embedded systems in the equipment which they supply to the Company or the software systems necessary to maintain their networks adequately, in the case of telephone service vendors, will be Year 2000 compliant in all material respects. Similarly, the Company has no reason to believe that its clients will not be Year 2000 compliant in all material respects.

The Company believes that it will meet its Year 2000 compliance commitments using existing resources, without incurring significant incremental expenses.

The disclosure set forth above contains forward-looking statements. Specifically, such statements are contained in sentences including the words "expect" or "anticipate" or "could" or "should". Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements. The factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the failure by third parties adequately to remediate Year 2000 issues or the inability of the Company to complete writing and/or testing software changes on the time schedules currently expected. Nevertheless, the Company expects that its Year 2000 compliance efforts will be successful without any adverse effects on its business.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits
      Index to exhibits
      (11) Statement regarding computation of per share earnings (included on page 5, Part 1).

  (b) Reports on Form 8-K
      During the quarter ended September 30, 1998, the Registrant did not file any reports on Form 8-K.














                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FISERV, INC.
                                             ------------------------
                                             (Registrant)



Date  October  19, 1998                      by  /s/ Edward P. Alberts
      -----------------                      -----------------------------------
                                                 EDWARD P. ALBERTS
                                                 Senior Vice President, Finance
                                                 and Controller