Form 10-K
period 1998-12-31
FISERV INC
filed 1999-02-23
CIK 798354

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
                          Commission file no. 0-14948

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 29, 1999: $4,015,748,072

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 29, 1999: 82,058,709

DOCUMENTS INCORPORATED BY REFERENCE: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.
1998 Annual Report to Shareholders - Parts II, IV
Proxy Statement for March 25, 1999, Meeting - Part III

                         Fiserv, Inc. and Subsidiaries
                                   Form 10-K
                               December 31, 1998


PART I                                                                     Page
------                                                                     ----

 Item 1.     Business                                                        1

 Item 2.     Properties                                                      7

 Item 3.     Legal Proceedings                                               8

 Item 4.     Submission of Matters to a Vote of Security Holders             9


PART II
-------

 Item 5.     Market for the Registrant's Common Equity and Related
             Shareholder Matters                                             9

 Item 6.     Selected Financial Data                                         9

 Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9

 Item 8.     Financial Statements and Supplementary Data                     9

 Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             9


PART III
--------

 Item 10.    Directors and Executive Officers of the Registrant              9

 Item 11.    Executive Compensation                                          9

 Item 12.    Security Ownership of Certain Beneficial Owners and Management  9

 Item 13.    Certain Relationships and Related Transactions                  9


PART IV
-------

 Item 14.    Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                        9

===============================================================================

                                    PART I

===============================================================================


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

     Headquartered in Brookfield, Wisconsin, Fiserv operates centers nationwide for full-service financial data processing, software system development, item processing and check imaging, technology support and related product businesses. In addition, the Company has business support centers in Australia, Canada, England, Indonesia, Philippines, Poland and Singapore.


Business Strategy
-----------------

     The market for products and services offered by financial institutions continues to undergo change. New alternative lending and investment products are being introduced and implemented by the financial industry with great frequency; the distinctions among financial services traditionally offered by banking and thrift organizations as well as by securities and insurance firms continue to narrow; and financial institutions diversify and consolidate on an ongoing basis in response to market pressures, as well as under the auspices of regulatory agencies.

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

     In response to these market dynamics, the means by which financial institutions obtain data processing services has changed. Many smaller, local and regional third-party data processors are leaving the business or consolidating with larger providers. A number of large financial institutions previously providing third-party processing services for other institutions have withdrawn from the business to concentrate on their primary, core businesses. Similarly, an increasing number of financial institutions that previously developed their own software systems and maintained their own data processing operations have outsourced their data processing requirements by licensing their software from a third party or by contracting with third-party processors to reduce costs and enhance their products and services. Outsourcing can involve simply the licensing of software, thereby eliminating the costly technical expertise within the financial institution, or the utilization of service bureaus, facilities management or resource management capabilities. Fiserv provides all of these options to the financial industry.

     To capitalize on these industry trends and to become the premier provider of data processing products and related services, Fiserv has implemented a strategy of continuing to develop new products, improving the cost effectiveness of services provided to clients, aggressively soliciting new clients and making both opportunistic and strategic acquisitions.


Acquisition History
-------------------

Formed    Acquired      Company                                                Service
===========================================================================================================
1964      July   1984   First Data Processing, Milwaukee, WI                   Data processing
1971      July   1984   Sunshine State Systems, Tampa, FL                      Data processing
1966      Nov.   1984   San Antonio, Inc., San Antonio, TX                     Data processing

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

1973      Jan.   1986   On-Line, Inc., Seattle, WA                             Data processing, forms
1966      May    1986   First City Financial Systems, Inc., Beaumont, TX       Data processing

1962      Feb.   1987   Pamico, Inc., Milwaukee, WI                            Specialized forms
1975      Apr.   1987   Midwest Commerce Data Corp., Elkhart, IN               Data processing
1969      Apr.   1987   Fidelity Financial Services, Inc., Spokane, WA         Data processing
1965      Oct.   1987   Capbanc Computer Corp., Baton Rouge, LA (sold 1991)    Data processing

1971      Feb.   1988   Minnesota On-Line Inc., Minneapolis, MN                Data processing
1965      May    1988   Citizens Financial Corporation, Cleveland, OH          Data processing
1980      May    1988   ZFC Electronic Data Services, Inc., Bowling Green, KY  Data processing
1969      June   1988   GESCO Corporation, Fresno, CA                          Data processing
1967      Nov.   1988   Valley Federal Data Services, Los Angeles, CA          Data processing
1984      Dec.   1988   Northeast Savings Data Services, Hartford, CT          Data processing
1982      May    1989   Triad Software Network, Ltd., Chicago, IL (sold 1996)  Data processing

Formed    Acquired      Company                                                Service
=========================================================================================================
1969      Aug.    1989  Northeast Datacom, Inc., New Haven, CT                 Data processing

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

1977      Feb.    1992  Data Holdings, Inc., Indianapolis, IN                  Automated card services
1980      Feb.    1992  BMS On-Line Services, Inc. (assets), Randolph, MA      Data processing
1982      Mar.    1992  First American Information Services, St. Paul, MN      Data processing
1981      July    1992  Cadre, Inc., Avon, CT (sold 1996)                      Disaster recovery
1992      July    1992  Performance Analysis, Inc., Cincinnati, OH             Asset/liability management
1986      Oct.    1992  Chase Manhattan Bank, REALM Software, NY               Asset/liability management
1984      Dec.    1992  Dakota Data Processing, Inc., Fargo, ND                Data processing
1983      Dec.    1992  Banking Group Services, Inc., Somerville, MA           Item processing

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

1985      Apr.    1994  National Embossing Company, Inc., Houston, TX          Automated card services
1962      May     1994  Boatmen's Information Systems of Iowa, Des Moines      Data processing
1981      Aug.    1994  FHLB of Atlanta IP Services, Atlanta, GA               Item processing
1989      Nov.    1994  CBIS Imaging Technology Banking Unit, Maitland, FL     Imaging technology
1987      Dec.    1994  RECOM Associates, Inc., Tampa, FL (sold 1998)          Network integration

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

Formed    Acquired      Company                                                Service
=============================================================================================================
1992      Apr.    1997  AdminaStar Communications, Indianapolis, IN            Laser print/mailing services
1982      May     1997  Interactive Planning Systems, Atlanta, GA              PC-based financial systems
1983      May     1997  BHC Financial, Inc., Philadelphia, PA                  Securities processing services
1968      Sept.   1997  FIS, Inc., Orlando, FL, and Baton Rouge, LA            Data processing
n/a       Sept.   1997  Stephens Inc. clearing business, Little Rock, AR       Securities processing services
1986      Oct.    1997  Emerald Publications, San Diego, CA                    Financial seminars & training
1968      Oct.    1997  Central Service Corp., Greensboro, NC                  Data & item processing
1993      Oct.    1997  Savoy Discount Brokerage, Seattle WA                   Securities processing services
1990      Dec.    1997  Hanifen, Imhoff Holdings, Inc., Denver,CO              Securities processing services

1980      Jan.    1998  Automated Financial Technology, Inc., Malvern, PA      Data processing
1981      Feb.    1998  The LeMans Group, King of Prussia, PA                  Automobile leasing software
n/a       Feb.    1998  PSI Group, Seattle, WA                                 Laser printing
1956      Apr.    1998  Network Data Processing Corporation, Cedar Rapids, IA  Insurance data processing
1977      Apr.    1998  CUSA Technologies, Inc., Salt Lake City, UT            Software & services
1982      May     1998  Specialty Insurance Service, Orange, CA                Insurance data processing
1985      Aug.    1998  Deluxe Card Services, St. Paul, MN                     Automated card services
1981      Oct.    1998  FHLB of Topeka IP Services, Topeka, KS                 Item processing
n/a       Oct.    1998  FiCATS, Norristown, PA                                 Item processing
1984      Oct.    1998  Life Instructors, Inc., New Providence, NJ             Insurance/securities training
1994      Nov.    1998  ASI Financial, Inc., New Jersey and New York           PC-based financial systems
1986      Dec.    1998  The FREEDOM Group, Inc., Cedar Rapids, IA              Insurance data processing

Technology Resources
--------------------

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

     Account & Transaction Processing. The key point of contact between money and technology lies within the financial transaction. Since the Company's formation nearly 15 years ago, Fiserv has focused its technology on providing account and transaction processing services for the financial industry. This dedication hasn't changed. Processing financial transactions continues to be the main business of Fiserv, with banks, credit unions, thrifts and mortgage banks comprising its largest category of clients.

     Fiserv account and transaction processing solutions run as service bureau, resource management (operating a client's systems at a Fiserv data center), facilities management (onsite management of a client's operations by Fiserv personnel) or through licensed software for in-house systems. Comprehensive automation systems from Fiserv are designed for banks, credit unions, thrifts, mortgage banks, securities brokers, financial planners / investment advisers, insurance companies and leasing organizations. Fiserv provides a complete line of account and transaction processing systems and related information management products and services.

     Fiserv offers a comprehensive portfolio of securities processing and trust services, providing integrated brokerage processing and outsourcing services to securities brokerage affiliates of banks, mutual fund companies, insurance companies and independent broker-dealers.

Fiserv also provides comprehensive retirement plan and custodial account processing services designed to help individuals and businesses focus on saving for the future.

      Electronic Commerce Transactions. Fiserv is a leading provider of the technology solutions that support electronic commerce. The Company offers the more traditional services, including electronic funds transfer, transaction authorization, Automated Teller Machine (ATM) and debit card processing. Fiserv also provides automated voice response systems, remote banking services and comprehensive Internet solutions.

      Item / Back Office Processing. Fiserv currently has regional item processing centers in more than 60 cities throughout North America. As a leading provider of specialized check processing services to financial institutions, Fiserv has refined the outsourcing relationship to create the most beneficial partnership possible. This allows the Company's clients to maintain the high quality service and investment in technology that their customers expect, while maximizing their own efficiency through the expertise and resources of Fiserv.

      Operations Support. Operations support encompasses a number of different systems and services that are either made possible through or enhanced by technology. Fiserv provides financial institutions with advanced call center systems; financial investment and trading services; card-issuance and business communications solutions; industry-specific forms and related printed products; high-quality, technologically advanced imaging software and integration services; mortgage origination and tracking; financial seminar programs and related marketing and training systems; Internet-based online training programs for insurance and securities; and advanced terminal and platform systems.

      Management Information Systems. Fiserv provides a number of systems specifically designed to gather, analyze and disseminate information throughout an organization, including: cash and investment management services; enterprisewide data warehouse and data mining solutions; PC-based tools for strategic balance sheet management, profitability measurement, and financial accounting management and planning; and outsourcing for human resources and related personnel management tasks.


Servicing the Market
--------------------

     The market for Fiserv account and transaction processing services and products has specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, reliability of service, comprehensiveness and integration of product line, timely introduction of new products and features, and cost effectiveness. Through its multiple product offerings, the Company successfully services these market needs for clients ranging in size from start-ups to some of the largest institutions worldwide.

     Fiserv believes that the position it holds as an independent, growth-oriented company dedicated to its business is an advantage to its clients. The Company differs from many of the account and transaction processing resources currently available since it isn't a regional or local cooperatively owned organization, nor a data processing subsidiary, an affiliate of a financial institution or a hardware vendor. Due to the economies of scale gained through its broad market presence, Fiserv offers clients a selection of data processing solutions designed to meet the specific needs of the ever-changing financial industry.

     The Company believes this independence and primary focus on the financial industry helps its business development and related client service and product support teams remain responsive to the technology needs of its market, now and for the future.

     "The Client Comes First" is one of the Company's founding principles. It's a belief backed by a dedication to providing ongoing client service and support--no matter the client size.

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

Product Development
-------------------

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

     Though all Fiserv centers rely on the Company's nationally developed and supported software, each center has specialized capabilities that enable them to offer system application features and functions unique to their client base. Where the client's requirements warrant, Fiserv purchases software programs from third parties which are interfaced with existing Fiserv systems. In developing its products, Fiserv stresses interaction with and responsiveness to the needs of its clients.

     Fiserv provides a dedicated system designed, developed, maintained and enhanced according to each client's goals for service quality, business development, asset/liability mix, local-market positioning and other user-defined parameters.

Competition
-----------

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

Government Regulation
---------------------

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

     The Company's clearing businesses, BHC Securities and affiliates and Fiserv Correspondent Services (formerly Hanifen, Imhoff Clearing Corp.), are subject to the broker-dealer rules of the Securities and Exchange Commission and the New York Stock Exchange, as well as the National Association of Securities Dealers and other stock exchanges of which they are members.

Employees
---------

     Fiserv employs approximately 12,500 specialists throughout the United States and worldwide in its information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other direct experience in banks, credit unions, mortgage firms, savings and other financial services business environments.

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

Item 2.  Properties

     Fiserv currently operates full-service data centers, software system development centers and item processing and back-office support centers in 94 cities (78 in the United States):

Birmingham, Alabama; Little Rock, Arkansas; Phoenix and Scottsdale, Arizona; Covina, Fresno, Fullerton, Irvine, Orange, Sacramento, San Diego, San Leandro, Van Nuys and Walnut, California; Denver and Englewood, Colorado; New Haven, Connecticut; Jacksonville, Maitland, Miami, Orlando, Plantation, Tampa and Titusville, Florida; Atlanta, Macon and Norcross, Georgia; Cedar Rapids and Des Moines, Iowa; Arlington Heights, Chicago and Marion, Illinois; Indianapolis and South Bend, Indiana; Topeka, Kansas; Bowling Green, Kentucky; Baton Rouge and New Orleans, Louisiana; Braintree, Mansfield, Somerville and West Springfield, Massachusetts; Flint and Troy, Michigan; Mendota Heights and St. Paul, Minnesota; Lincoln and Omaha, Nebraska; New Providence and Piscataway, New Jersey; Brooklyn, Lake Success, Melville, New York, Syracuse and Utica, New York; Greensboro, North Carolina; Fargo, North Dakota; Cleveland, Ohio; Oklahoma City, Oklahoma; Corvallis and Portland, Oregon; Malvern, King of Prussia, Philadelphia, Pittsburgh, Valley Forge and Williamsport, Pennsylvania; Newberry, South Carolina; Amarillo (FM), Beaumont, Dallas, Houston and San Antonio, Texas; Salt Lake City, Utah; Seattle, Washington; and Brookfield and Milwaukee, Wisconsin. International business centers are located in Sydney, Australia; Calgary, Edmonton, Halifax, London, Montreal, Regina, Toronto, Vancouver, Victoria and Winnipeg, Canada; London, England; Jakarta, Indonesia; Manila, Philippines; Warsaw, Poland; and Singapore.

     The Company owns facilities in Brookfield, Corvallis, Fresno, Lincoln, Marion, Miami and South Bend; all other buildings in which centers are located are subject to leases expiring through 1999 and beyond. The Company owns or leases 140 mainframe computers (Data General, Hewlett Packard, IBM, NCR, Tandem and Unisys). In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.

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

===============================================================================

                                    PART  II

===============================================================================


     Pursuant to Instruction G(2) for Form 10-K, the information required in Items 5 through 8 is incorporated by reference from the Company's annual report to shareholders included in this Form 10-K Annual Report as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

===============================================================================

                                   PART  III

===============================================================================


     Pursuant to Instruction G(3) for Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before February 23, 1999.

===============================================================================

                                    PART IV

===============================================================================


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements:

     The consolidated financial statements of the companies as of December 31, 1998 and 1997 and for each of the three years in the period ending December 31, 1998, together with the report thereon of Deloitte & Touche LLP, dated January 29, 1999, appear on pages 23 through 42 of the Company's annual report to shareholders, Exhibit 13 to this Form 10-K Annual Report, and are incorporated herein by reference. Deloitte & Touche LLP relied upon the report of other auditors (Exhibit 99.1) for 1996 as to BHC Financial, Inc. and subsidiaries
(BHC), due to the acquisition of BHC by the Company in 1997 accounted for on a pooling of interests basis.

(a) (2)  Financial Statement Schedule:

     The following financial statement schedule of the Company and related documents are included in this Report on Form 10-K:

                                                                 Page
                                                                 ----
     Independent Auditors' Report                                 13
     Schedule II--Valuation and Qualifying Accounts               13


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K:

     During 1998, the Company filed four reports on Form 8-K, as follows:

          1.  1997 year-end earnings release filed on January 20, 1998.
          2.  Shareholders' Rights Plan filed on February 24, 1998.
          3.  3-for-2 stock split announcement filed on March 24, 1998.
          4. Exchange ratio applicable to CUSA Technologies, Inc. merger filed on May 8, 1998.

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

3.2 By-laws, as amended (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 333-47199, and incorporated herein by reference).

3.3 Shareholder Rights Plan (filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February 24, 1998 and incorporated herein by reference).

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

13.  The 1998 Annual Report to Shareholders.

21.  List of Subsidiaries of the Registrant.

23.  Consent of Independent Auditors.

27.  Financial Data Schedule.

99.1 Report of Independent Accountants.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 1999
FISERV, INC.

     /s/ George D. Dalton
By   ________________________________
     George D. Dalton
     (Chairman of the Board)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 23, 1999.


Signature                                    Capacity

/s/ George D. Dalton
_______________________________________
George D. Dalton                             Chairman of the Board,
                                             Chief Executive Officer
/s/ Leslie M. Muma
_______________________________________
Leslie M. Muma                               Vice Chairman of the Board,
                                             President, Chief Operating Officer
/s/ Donald F. Dillon
_______________________________________
Donald F. Dillon                             Vice Chairman of the Board,
                                             Chairman - Information
                                             Technology, Inc.
/s/ Kenneth R. Jensen
_______________________________________
Kenneth R. Jensen                            Senior Executive Vice President,
                                             Chief Financial Officer,
                                             Treasurer, Director
/s/ Thomas P. Gerrity
_______________________________________
Thomas P. Gerrity                            Director

/s/ Gerald J. Levy
_______________________________________
Gerald J. Levy                               Director

/s/ L. William Seidman
_______________________________________
L. William Seidman                           Director

/s/ Thekla R. Shackelford
_______________________________________
Thekla R. Shackelford                        Director

                          INDEPENDENT AUDITORS' REPORT


Shareholders and Directors of Fiserv, Inc.:

We have audited the consolidated financial statements of Fiserv, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 29, 1999. Such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our report on the consolidated financial statements indicates that our opinion as to the amounts included for BHC Financial, Inc. and subsidiaries for the year ended December 31, 1996, is based solely on the report of other auditors. Our audits also included the consolidated financial statement schedule of Fiserv, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
--------------------------
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
January 29, 1999



                                  SCHEDULE II
                       Valuation and Qualifying Accounts


                        Allowance for Doubtful Accounts

            Year Ended          Beginning         Charged
           December 31,          Balance        to Expense       Write-offs         Balance
           ------------        ----------       ----------      -----------         -------
               1998            $6,903,000       $4,762,000      ($5,124,000)      $6,541,000
               1997             3,796,000        3,483,000         (376,000)       6,903,000
               1996             5,026,000         (630,000)        (600,000)       3,796,000