Form 10-Q
period 1999-03-31
FISERV INC
filed 1999-04-20
CIK 798354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 FOR QUARTER ENDED MARCH 31, 1999                 COMMISSION FILE NUMBER 0-14948


                                  FISERV, INC.
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              WISCONSIN                                     39-1506125
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
       or organization)                                 Identification No.)


     255 FISERV DRIVE, BROOKFIELD, WI.                        53045
--------------------------------------------             -----------------
  (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:            (414) 879 5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At March 31, 1999, 82,239,000 shares of common stock of the Registrant were outstanding.





                        Exhibit Index appears at page 9.

PART I. FINANCIAL INFORMATION


                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            for the Three-Month Periods Ended March 31, 1999 and 1998



                                                                      Three-Months Ended
                                                                           March 31,
                                                                   1999                 1998
                                                               -----------------------------------
                                                                       (In thousands except
                                                                         per share amounts)
REVENUES                                                            $337,129             $273,829
                                                               -----------------------------------

COST OF REVENUES:
Salaries, commissions and
 payroll related costs                                               159,546              128,183
Data processing expenses, rentals
 and telecommunication costs                                          30,620               27,396
Other operating expenses                                              63,973               52,373
Depreciation and amortization
 of property and equipment                                            14,768               14,198
Amortization of intangible assets                                      4,548                3,464
Amortization (capitalization) of internally
 generated computer software - net                                     3,051               (1,169)
                                                               -----------------------------------
Total cost of revenues                                               276,506              224,445
                                                               -----------------------------------
OPERATING INCOME                                                      60,623               49,384
Interest expense-net                                                   3,985                3,367
                                                               -----------------------------------
INCOME BEFORE INCOME TAXES                                            56,638               46,017
Income tax provision                                                  23,222               18,867
                                                               -----------------------------------
NET INCOME                                                           $33,416              $27,150
                                                               ===================================

NET INCOME PER SHARE:
  Basic                                                                $0.41                $0.34
                                                               ===================================
  Diluted                                                              $0.39                $0.33
                                                               ===================================

SHARES USED IN COMPUTING NET INCOME PER SHARE:
  Basic                                                               82,153               80,573
                                                               ===================================
  Diluted                                                             85,253               83,198
                                                               ===================================


See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                       March 31,           December 31,
                                                                         1999                  1998
                                                                    ------------------------------------
                                                                                 (In thousands)
ASSETS
Cash and cash equivalents                                                  $81,476              $71,558
Accounts receivable                                                        248,771              246,851
Securities processing receivables                                        1,690,231            1,402,650
Prepaid expenses and other assets                                           86,540               83,453
Trust account investments                                                1,189,078            1,098,773
Other investments                                                          273,461              180,099
Deferred income taxes                                                           -                14,545
Property and equipment-net                                                 184,915              179,434
Internally generated computer software-net                                  82,794               85,821
Intangible assets-net                                                      608,723              595,154
                                                                    ------------------------------------
TOTAL                                                                   $4,445,989           $3,958,338
                                                                    ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                           $59,453              $65,385
Securities processing payables                                           1,452,322            1,207,838
Short-term borrowings                                                      139,657               38,350
Accrued expenses                                                           159,446              150,519
Accrued income taxes                                                        19,611               14,768
Deferred revenues                                                          119,902              107,286
Trust account deposits                                                   1,184,523            1,098,773
Deferred income taxes                                                        9,483                   -
Long-term debt                                                             355,132              389,622
                                                                    ------------------------------------
TOTAL LIABILITIES                                                        3,499,529            3,072,541
                                                                    ------------------------------------
SHAREHOLDERS' EQUITY:
Common stock issued, 83,439,000 and
  83,253,000 shares, respectively                                              834                  833
Additional paid-in capital                                                 452,130              448,877
Accumulated other comprehensive income                                      63,868               39,875
Accumulated earnings                                                       472,058              438,642
Treasury stock, at cost (1,200,000 shares)                                 (42,430)             (42,430)
                                                                    ------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                 946,460              885,797
                                                                    ------------------------------------
TOTAL                                                                   $4,445,989           $3,958,338
                                                                    ====================================


See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the Three-Month Periods Ended March 31, 1999 and 1998


                                                                                     Three-Months Ended
                                                                                          March 31,
                                                                                  1999                1998
                                                                             ---------------------------------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $33,416             $27,150
Adjustments to reconcile net income to net cash provided by operating activities:
 Deferred income taxes                                                              7,138               1,252
 Depreciation and amortization of property and equipment                           14,768              14,198
 Amortization of intangible assets                                                  4,548               3,464
 Amortization (capitalization) of internally generated
  computer software-net                                                             3,051              (1,169)
                                                                             ---------------------------------
                                                                                   62,921              44,895
Cash provided (used) by changes in assets and liabilities,
net of effects from acquisitions of businesses:
 Accounts receivable                                                               (1,964)            (16,123)
 Prepaid expenses and other assets                                                   (200)              2,180
 Accounts payable and accrued expenses                                              2,521              (5,788)
 Deferred revenue                                                                  11,736              14,471
 Income taxes payable                                                               4,974              10,009
 Securities processing receivables and payables-net                               (43,097)             33,169
                                                                             ---------------------------------
Net cash provided by operating activities                                          36,891              82,813
                                                                             ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                             (19,736)            (14,822)
 Other investments                                                                (50,569)              2,723
 Payment for acquisition of businesses                                            (19,888)            (86,227)
 Trust account investments                                                        (92,244)             45,263
                                                                             ---------------------------------
Net cash provided (used) by investing activities                                 (182,437)            (53,063)
                                                                             ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term obligations-net                                100,450             (41,275)
 Increase (decrease) in long-term obligations-net                                 (33,990)             91,520
 Issuance (purchases) of common stock-net                                           3,254             (36,518)
 Trust account deposits                                                            85,750             (49,722)
                                                                             ---------------------------------
Net cash provided (used) by financing activities                                  155,464             (35,995)
                                                                             ---------------------------------
Change in cash                                                                      9,918              (6,245)
Beginning balance                                                                  71,558              89,377
                                                                             ---------------------------------
Ending balance                                                                    $81,476             $83,132
                                                                             =================================


See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS




1.  PRINCIPLES OF CONSOLIDATION
The consolidated balance sheet as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2. SHARES USED IN COMPUTING NET INCOME PER SHARE


                                                         Three Months Ended
                                                             March 31,
                                                    1999                   1998
                                                ----------------------------------
                                                          (In thousands)
Weighted average number of common
shares outstanding                                 82,153                  80,573
Shares issuable upon exercise of options
reduced by the number of shares which
could have been purchased with the
proceeds of such exercise                           3,100                   2,625
                                                ----------------------------------
Shares used in computing diluted-
net income per share                               85,253                  83,198
                                                ==================================


Basic income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.

3.  ACCOUNTING FOR INCOME TAXES
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax (liability) asset as of March 31, 1999 and December 31, 1998 are as follows:



                                                        MARCH 31,             December 31,
                                                          1999                    1998
                                                     ----------------------------------------
                                                                 (In thousands)
Purchased incomplete software technology                $51,122                 $52,276
Accrued expenses not currently deductible                26,948                  25,329
Deferred revenues                                        14,391                  14,558
Other                                                   (12,609)                 (5,512)
Internally generated capitalized software               (33,946)                (35,188)
Excess of tax over book depreciation
 and amortization                                       (10,803)                 (9,167)
Unrealized gain on investments                          (44,586)                (27,751)
                                                     ----------------------------------------
TOTAL                                                   ($9,483)                $14,545
                                                     ========================================

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Quarter Ended March 31,
                                                               1999                    1998
                                                             --------------------------------
                                                                     (In thousands)
Income taxes paid                                            $12,344                  $8,793
Interest paid                                                  3,968                   2,433
Liabilities assumed in acquisitions
 of businesses                                                 1,455                   9,682


5. SHAREHOLDERS' EQUITY
The Company declared a 3-for-2 common stock split to shareholders of record as of April 16, 1999, payable on April 30, 1999. No effect has been given to this action in the accompanying financial statements.

Total comprehensive income for the three months ended March 31, 1999 and 1998 was $57.4 million and $27.2 million, respectively. The increase in comprehensive income during the quarter ended March 31, 1999 is primarily due to unrealized gains on investments since December 31, 1998. The Company owns 1,702,465 shares of common stock of Knight/Trimark Group, Inc. and 900,000 shares of common stock of The BISYS Group, Inc. Common stock of both companies trade on the NASDAQ National Market System. The Company has valued its investment in Knight/Trimark Group, Inc. at a discount from market value as a result of sale restrictions.

6.  BUSINESS SEGMENT INFORMATION
The Company is a leading independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company's operations have been classified into three business segments: financial institution data processing and software services, securities processing and trust services and other (including corporate). Summarized financial information by business segment for the three-months ended March 31, 1999 and 1998 is as follows:



                                                           1999                     1998
                                                     ----------------------------------------
                                                                   (In thousands)
REVENUES:
Financial institution data processing and
software services                                           $260,386                $209,088
Securities processing and trust services                      61,262                  54,136
Other                                                         15,481                  10,605
                                                     ----------------       -----------------
Total                                                       $337,129                $273,829
                                                     ----------------       -----------------

OPERATING INCOME:
Financial institution data processing and
software services                                            $44,271                 $35,291
Securities processing and trust services                      17,376                  16,741
Other                                                         (1,024)                 (2,648)
                                                     ----------------       -----------------
Total                                                        $60,623                 $49,384
                                                     ----------------       -----------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues represented by certain income and expense items and the percentage change in those items.



                                                                   Three-Months Ended           Percentage
                                                                        March 31,                Increase
                                                                1999                   1998     (Decrease)
                                                     ------------------------------------------------------
Revenues                                                       100.0                   100.0          23.1
                                                     ----------------------------------------
Salaries and related costs                                      47.3                    46.8          24.5
Data processing costs                                            9.1                    10.0          11.8
Other operating expenses                                        19.0                    19.1          22.1
Depreciation and amortization                                    4.4                     5.2           4.0
Amortization of intangible assets                                1.3                     1.3          31.3
Amortization (capitalization) of software-net                    0.9                    (0.4)            -
                                                     ----------------------------------------
Total cost of revenues                                          82.0                    82.0          23.2
                                                     ----------------------------------------
Operating income                                                18.0                    18.0          22.8
                                                     ========================================


REVENUES
Revenues increased 23.1% from $273.8 million in the first quarter of 1998 to $337.1 million in the current first quarter. Approximately 45% of this growth resulted from the inclusion of revenues from the date of purchase of acquired companies and approximately 55% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

COST OF REVENUES
Cost of revenues increased 23.2% from $224.4 million in the first quarter of 1998 to $276.5 million in the current first quarter. The make up of cost of revenues has been affected by changes in the mix of the Company's business as sales of software and related support activities have enjoyed an increasing percentage of total revenues. In addition, amortization of internally generated computer software increased as a percentage of revenues due to the write down of certain ancillary software products to net realizable value.

OPERATING INCOME
Operating income increased 22.8% from $49.4 million in the first quarter of 1998 to $60.6 million in the current first quarter.

INCOME TAX PROVISION
Income taxes were computed at 41% in both 1999 and 1998, which rate is expected to apply throughout the current year.

NET INCOME
Net income grew 23.1% from $27.2 million in the first quarter of 1998 to $33.4 million in the current first quarter. Net income per share-diluted increased $.06 from $0.33 in the first quarter of 1998 to $0.39 in the current first quarter. The increase in net income per share-diluted over 1998 was consistent with management expectations and historical growth rates.

YEAR 2000 SYSTEMS EVALUATION
The Company provides data processing and other related services to financial institutions of all kinds. The Company has substantially completed the Year 2000 renovation, testing and implementation of its mission critical proprietary systems used in providing service to its clients. Testing and implementation of the remaining non-mission critical systems, which are not material to the Company's business, are expected to be completed by mid-1999.

The Company has received Year 2000 disclosures prepared by its principal vendors indicating that they will be Year 2000 compliant in all material respects. The Company's contingency plans include actions required should any vendor experience Year 2000-related problems. In addition, the Company has no reason to believe that its clients will not be Year 2000 compliant in all material respects, and in many cases has assisted its clients in their Year 2000 efforts.

The Company believes that it has and will continue to meet its Year 2000 compliance commitments using existing resources, without incurring significant incremental expenses. Although the Company does not maintain accounting records that separately identify all of the costs associated with its Year 2000 activities, it has estimated that commencing with 1996 such costs have approximated $15 million a year. Estimated cost for the year 1999 when the entire project is scheduled for completion is approximately $10 to $12 million.

The disclosure set forth above contains forward-looking statements. Specifically, such statements are contained in sentences including the words "will" or "expect" or "anticipate" or "could" or "should". Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements. The factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the failure by third parties to adequately remediate Year 2000 issues and the inability of the Company to test and implement remaining non-mission critical systems. Failure by the Company in making its proprietary systems Year 2000 compliant would have a material adverse effect on its business. However, the Company expects that its Year 2000 compliance efforts will be successful without any material adverse effects on its business.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the Company's primary sources of funds for the three months ended March 31, 1999 and 1998:


                                                                1999                    1998
                                                     ----------------------------------------
                                                                   (In thousands)
Cash provided by operating activities before
changes in securities processing receivables
and payables-net                                             $79,988                 $49,644
Securities processing receivables and
payables-net                                                 (43,097)                 33,169
                                                     ----------------------------------------
Cash provided by operating activities                         36,891                  82,813
Issuance (purchases) of common stock-net                       3,254                 (36,518)
(Increase) decrease in investments                           (57,063)                 (1,736)
Increase (decrease) in net borrowings                         66,460                  50,245
                                                     ----------------------------------------
TOTAL                                                        $49,542                 $94,804
                                                     ----------------------------------------


Long-term obligations amounted to $355.1 million at March 31, 1999. The majority of this debt comprises $106.1 million of senior notes due 1999 to 2005 and $184.7 million advanced under a $330.0 million unsecured line of credit and commercial paper facility which is reduced to $150.0 million on May 17, 1999 and expires on May 17, 2000. A facility fee of .1% to .2% per annum is payable on the $330.0 million committed amount. The Company plans to refinance the entire facility on or before May 17, 1999.

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

  (b) Reports on Form 8-K
During the quarter ended March 31, 1999, the Registrant filed one report on Form 8-K dated March 25, 1999. The Form 8-K disclosed an increase in the number of authorized shares of common stock from 150.0 million to 300.0 million, a 3-for-2 stock split and the appointment of Leslie M. Muma as Chief Executive Officer, succeeding George D. Dalton who remains Chairman of the Company's Board of Directors.














                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FISERV, INC.
                                         -----------------------
                                         (Registrant)



Date         April 20, 1999               by: \s\ Charles W. Sprague
             --------------               --------------------------------------
                                                     CHARLES W. SPRAGUE
                                                     Executive Vice President,
                                                     General Counsel and
                                                     Secretary