Form 10-Q
period 1999-06-30
FISERV INC
filed 1999-07-20
CIK 798354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    FOR QUARTER ENDED JUNE 30, 1999          COMMISSION FILE NUMBER 0-14948



                                  FISERV, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                WISCONSIN                                  39-1506125
     -------------------------------                -----------------------
     (State or other jurisdiction of                   (I. R. S. Employer
      incorporation or organization)                  Identification No.)



     255 FISERV DRIVE, BROOKFIELD, WI                        53045
 ---------------------------------------            ----------------------
 (Address of principal executive office)                   (Zip Code)



Registrant's telephone number, including area code:            (414) 879 5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 16, 1999, there were 123,554,000 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I.  FINANCIAL INFORMATION



                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                       June 30,
                                                ----------------------       -----------------------
                                                 1999           1998           1999           1998
                                                --------      --------       --------      ---------
REVENUES                                        $343,252      $311,220       $680,381       $585,049
                                                --------      --------       --------       --------
Cost of revenues:
Salaries, commissions and payroll
 related costs                                   163,619       144,302        323,165        272,485
Data processing expenses, rentals
 and telecommunication costs                      26,904        28,561         57,524         55,957
Other operating expenses                          69,510        68,908        133,483        121,281
Depreciation and amortization of
 property and equipment                           14,891        14,613         29,659         28,811
Amortization of intangible assets                  4,825         3,867          9,373          7,331
Amortization (capitalization) of internally
 generated computer software-net                     989       (1,853)          4,040        (3,022)
                                                --------      --------       --------       --------
Total cost of revenues                           280,738       258,398        557,244        482,843
                                                --------      --------       --------       --------
OPERATING INCOME                                  62,514        52,822        123,137        102,206
Interest expense - net                             4,315         4,228          8,300          7,595
                                                --------      --------       --------       --------
INCOME BEFORE INCOME TAXES                        58,199        48,594        114,837         94,611
Income tax provision                              23,861        19,924         47,083         38,791
                                                --------      --------       --------       --------
NET INCOME                                       $34,338       $28,670        $67,754        $55,820
                                                ========      ========       ========       ========

NET INCOME PER SHARE:
 Basic                                             $0.28         $0.23          $0.55          $0.45
                                                ========      ========       ========       ========
 Diluted                                           $0.27         $0.22          $0.53          $0.44
                                                ========      ========       ========       ========

SHARES USED IN COMPUTING NET INCOME PER SHARE:
 Basic                                           123,498       124,686        123,364        122,772
                                                ========      ========       ========       ========
 Diluted                                         127,302       128,895        127,591        126,846
                                                ========      ========       ========       ========

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                            June 30,      December 31,
                                                              1999           1998
                                                           -----------    ------------
      ASSETS
      Cash and cash equivalents                            $    62,439    $    71,558
      Accounts receivable                                      224,411        246,851
      Securities processing receivables                      2,381,622      1,402,650
      Prepaid expenses and other assets                         83,337         83,453
      Trust account investments                              1,246,310      1,098,773
      Other investments                                        413,000        180,099
      Deferred income taxes                                       --           14,545
      Property and equipment-net                               186,875        179,434
      Internally generated computer software-net                83,159         85,821
      Intangible assets-net                                    652,401        595,154
                                                           -----------    -----------
      TOTAL                                                $ 5,333,554    $ 3,958,338
                                                           ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Accounts payable                                     $    54,614    $    65,385
      Securities processing payables                         2,060,096      1,207,838
      Short-term borrowings                                    156,189         38,350
      Accrued expenses                                         156,868        150,519
      Accrued income taxes                                      14,937         14,768
      Deferred revenues                                        108,798        107,286
      Trust account deposits                                 1,247,348      1,098,773
      Deferred income taxes                                     69,648           --
      Long-term debt                                           390,859        389,622
                                                           -----------    -----------
      TOTAL LIABILITIES                                      4,259,357      3,072,541
                                                           -----------    -----------

      SHAREHOLDERS' EQUITY:
      Common stock issued, 125,350,000 and
       124,880,000 shares, respectively                          1,253          1,249
      Additional paid-in capital                               457,569        448,461
      Accumulated other comprehensive income                   151,409         39,875
      Accumulated earnings                                     506,396        438,642
      Treasury stock, at cost; 1,800,000 shares
       in 1999 and 1998                                        (42,430)       (42,430)
                                                           -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                             1,074,197        885,797
                                                           -----------    -----------
      TOTAL                                                $ 5,333,554    $ 3,958,338
                                                           ===========    ===========


      See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                               Six Months Ended
                                                                                    June 30,
                                                                            ----------------------
                                                                               1999         1998
                                                                            ---------    ---------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $  67,754    $  55,820
      Adjustments to reconcile net income to net cash provided
       by operating activities:
       Deferred income taxes                                                    6,111        5,170
       Depreciation and amortization of property and equipment                 29,659       28,811
       Amortization of intangible assets                                        9,373        7,331
       Amortization (capitalization) of internally generated
        computer software-net                                                   4,040       (3,022)
                                                                            ---------    ---------
                                                                              116,937       94,110
      Cash provided (used) by changes in assets and liabilities, net of effects from acquisitions of businesses:
       Accounts receivable                                                     22,937         (563)
       Prepaid expenses and other assets                                        8,620       (1,227)
       Accounts payable and accrued expenses                                  (11,499)      (2,099)
       Deferred revenue                                                           717       16,245
       Income taxes payable                                                     4,632        4,013
       Securities processing receivables and payables - net                   (36,201)     (29,255)
                                                                            ---------    ---------
      Net cash provided by operating activities                               106,143       81,224
                                                                            ---------    ---------

      CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                   (35,808)     (31,391)
       Other investments                                                      (39,312)      (3,583)
       Payment for acquisition of businesses                                  (87,250)     (87,842)
       Trust account investments                                             (149,499)       4,173
                                                                            ---------    ---------
      Net cash provided (used) by investing activities                       (311,869)    (118,643)
                                                                            ---------    ---------

      CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase in short-term obligations - net                                40,240        9,625
       Increase in long-term obligations - net                                  2,679       49,577
       Issuance (purchases) of common stock - net                               5,113      (36,524)
       Trust account deposits                                                 148,575       (8,959)
                                                                            ---------    ---------
      Net cash provided (used) by financing activities                        196,607       13,719
                                                                            ---------    ---------
      Change in cash                                                           (9,119)     (23,700)
      Beginning balance                                                        71,558       89,377
                                                                            ---------    ---------
      Ending balance                                                        $  62,439    $  65,677
                                                                            =========    =========


      See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the three and six-month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2.  SHARES USED IN COMPUTING NET INCOME PER SHARE

                                    Three Months Ended        Six Months Ended
                                          June 30,               June 30,
                                    ------------------       -----------------
                                      1999       1998          1999      1998
                                    -------    -------       -------   -------
                                                  (In thousands)
Weighted average number of common
 shares outstanding                 123,498    124,686       123,364   122,772
Common stock equivalents              3,804      4,209         4,227     4,074
                                    -------    -------       -------   -------
Shares used in computing diluted
 net income per share               127,302    128,895       127,591   126,846
                                    =======    =======       =======   =======

Basic income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The Company declared a 3-for-2 common stock split to shareholders of record as of April 16, 1999, payable on April 30, 1999. The financial and share information presented herein for all periods has been adjusted to reflect the stock split.

3.  ACCOUNTING FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax (liability) asset as of June 30, 1999 and December 31, 1998 are as follows:

                                                June 30,          December 31,
                                                  1999               1998
                                               ----------         ------------
                                                      (In thousands)
Purchased incomplete software technology        $  49,970          $ 52,276
Accrued expenses not currently deductible          27,716            25,329
Deferred revenues                                  16,294            14,558
Other                                             (11,618)           (5,512)
Internally generated capitalized software         (34,095)          (35,188)
Excess of tax over book depreciation and
  amortization                                    (12,301)           (9,167)
Unrealized gain on investments                   (105,614)          (27,751)
                                                ---------          --------
Total deferred income taxes                     ($ 69,648)         $ 14,545
                                                =========          ========

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
                                                            (In thousands)
Income taxes paid                                      $ 38,002         $31,003
Interest paid                                            11,828          11,215
Liabilities assumed in acquisitions of businesses       199,878          30,273

5.  SHAREHOLDERS' EQUITY

Total comprehensive income for the six months ended June 30, 1999 and 1998 was $179.3 million and $55.8 million, respectively. The increase in comprehensive income during the six months ended June 30, 1999 is primarily due to unrealized gains on investments since December 31, 1998. The Company owns 3,404,930 shares of common stock of Knight/Trimark Group, Inc. and 900,000 shares of common stock of The BISYS Group, Inc. Common stock of both companies trade on the NASDAQ National Market System.


6.  BUSINESS SEGMENT INFORMATION

The Company is a leading independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company's operations have been classified into three business segments: financial institution data processing and software services, securities processing and trust services and other (including corporate). Summarized financial information by business segment is as follows:

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
                                                     (In thousands)
REVENUES:
Financial institution data processing
  and software services                $262,423   $241,666   $522,809   $450,754
Securities processing and trust
  services                               65,868     59,242    127,130    113,378
Other                                    14,961     10,312     30,442     20,917
                                       --------   --------   --------   --------
TOTAL                                  $343,252   $311,220   $680,381   $585,049
                                       --------   --------   --------   --------

OPERATING INCOME:
Financial institution data processing
  and software services                $ 45,144   $ 37,371   $ 89,415   $ 72,662
Securities processing and trust
  services                               18,624     19,385     36,000     36,126
Other                                    (1,254)    (3,934)    (2,278)    (6,582)
                                       --------   --------   --------   --------
TOTAL                                  $ 62,514   $ 52,822   $123,137   $102,206
                                       --------   --------   --------   --------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues and the percentage change in these items.


                                                Three Months Ended     Six Months Ended
                                                     June 30,             June 30,
                                                ------------------     ----------------
                                                 1999       1998        1999       1998
                                                -----      -----       -----      -----
                                                          (Percent of Revenues)
Revenues                                        100.0%     100.0%      100.0%     100.0%
                                                -----      -----       -----      -----
Salaries and related costs                       47.7       46.4        47.5       46.6
Data processing costs                             7.8        9.2         8.4        9.6
Other operating expenses                         20.3       22.1        19.6       20.7
Depreciation and amortization                     4.3        4.7         4.4        4.9
Amortization of intangible assets                 1.4        1.2         1.4        1.2
Amortization (capitalization) of software-net     0.3       (0.6)        0.6       (0.5)
                                                -----      -----       -----      -----
Total cost of revenues                           81.8       83.0        81.9       82.5
                                                -----      -----       -----      -----
Operating income                                 18.2       17.0        18.1       17.5
                                                =====      =====       =====      =====


REVENUES

Revenues increased 10.3% from $311.2 million in the second quarter of 1998 to $343.3 million in the current second quarter and 16.3% from $585.0 million in the first six months of 1998 to $680.4 million in the comparable current period. Approximately 40% of the year to date growth resulted from the inclusion of revenues from the date of purchase of acquired companies and approximately 60% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

COST OF REVENUES

Cost of revenues increased 8.6% from $258.4 million in the second quarter of 1998 to $280.7 million in the current second quarter, and 15.4% from $482.8 million in the first six months of 1998 to $557.2 million in the first six months of 1999. The make up of cost of revenues has been affected by changes in the mix of the Company's business as sales of software and related support activities and securities processing operations have enjoyed an increasing percentage of total revenues.

OPERATING INCOME

Operating income increased 18.3% from $52.8 million in the second quarter of 1998 to $62.5 million in the current second quarter, and increased 20.5% from $102.2 million in the first six months of 1998 to $123.1 million in the first six months of 1999. As a percentage of revenues, operating margins were slightly higher during both the second quarter and first six months of 1999 when compared to the comparable prior year periods.

INCOME TAX PROVISION

Income taxes were computed at 41% in both 1999 and 1998. The 41% rate is expected to apply throughout the current year.

NET INCOME

Net income for the second quarter increased 19.8% from $28.7 million in 1998 to $34.3 million in 1999. Net income for the first six months increased 21.4% from $55.8 million in 1998 to $67.8 million in 1999. Net income per share-diluted for the second quarter was $.27 in 1999 compared to $.22 in 1998. Net income per share-diluted for the first six months of 1999 was $.53 compared to $.44 in the comparable 1998 period. The increases in net income per share-diluted for the second quarter and first six months of 1999 over the comparable 1998 periods amounted to $.05 and $.09, respectively.

YEAR 2000 SYSTEMS EVALUATION

The Company provides data processing and other related services to financial institutions of all kinds. The Company has substantially completed the Year 2000 renovation, testing and implementation of its mission critical proprietary systems used in providing service to its clients. Testing and implementation of the remaining non-mission critical systems, which are not material to the Company's business, are expected to be completed by the end of September 1999.

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

The Company has met and believes it will continue to meet its Year 2000 compliance commitments using existing resources, without incurring significant incremental expenses. Although the Company does not maintain accounting records that separately identify all of the costs associated with its Year 2000 activities, it has estimated that commencing with 1996 such costs have approximated $15 million annually. Estimated costs for 1999 when the entire project is scheduled for completion is approximately $10 to $12 million.

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


LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's primary sources of funds for the six months ended June 30, 1999 and 1998:

                                                                  1999          1998
                                                                ---------    ---------
                                                                    (In thousands)
Cash provided by operating activities before changes
in securities processing receivables and payables - net         $ 142,344    $ 110,479
Securities processing receivables and payables - net              (36,201)     (29,255)
Cash provided by operating activities                           ---------    ---------
                                                                  106,143       81,224
Issuance (purchases) of common stock - net                          5,113      (36,524)
Increase in investments                                           (40,236)      (8,369)
Increase in net borrowings                                         42,919       59,202
                                                                ---------    ---------
TOTAL                                                           $ 113,939    $  95,533
                                                                =========    =========

Long-term obligations amounted to $390.9 million at June 30, 1999. The majority of this debt comprises $86.4 million of senior notes due 2000 to 2005 and $235.4 million advanced under an aggregate of $500.0 million in revolving credit facilities. The credit facilities which expire in May 2004 are comprised of a $250.0 million five year revolving credit facility and a $250.0 million 364-day revolving credit facility. A facility fee of .1% to .2% per annum is required on the entire credit facility regardless of usage.

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

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits
         (11) Statement regarding computation of per share earnings (included on page 5, Part 1).
         (27)  Financial data schedule

  (b)    Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended
         June 30, 1999.









                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FISERV, INC.
                                   ---------------------------------------
                                                (Registrant)



Date  July  20, 1999               by       /s/ Kenneth R. Jensen
      --------------               ---------------------------------------
                                     KENNETH R. JENSEN
                                     Senior Executive Vice President, Chief
                                     Financial Officer, Treasurer and
                                     Assistant Secretary