Form 10-Q
period 1999-09-30
FISERV INC
filed 1999-10-19
CIK 798354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


FOR QUARTER ENDED SEPTEMBER 30, 1999              COMMISSION FILE NUMBER 0-14948


                                  FISERV, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               WISCONSIN                                  39-1506125
--------------------------------------   ---------------------------------------
    (State or other jurisdiction of                    (I. R. S. Employer
    incorporation or organization)                   Identification No.)

      255 FISERV DRIVE, BROOKFIELD, WI                  53045
----------------------------------------  --------------------------------------
 (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:            (262) 879 5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 15, 1999, there were 122,626,000 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I.  FINANCIAL INFORMATION



                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,           September 30,
                                                    1999        1998         1999          1998
                                                 --------------------------------------------------
REVENUES                                         $  352,663   $  309,543    $1,033,044   $  894,592
                                                 --------------------------------------------------
Cost of revenues:
Salaries, commissions and payroll
 related costs                                      171,174      143,026       494,339      415,511
Data processing expenses, rentals
 and telecommunication costs                         27,346       28,729        84,870       84,686
Other operating expenses                             67,014       67,769       200,497      189,050
Depreciation and amortization of
 property and equipment                              16,132       15,131        45,791       43,942
Amortization of intangible assets                     5,359        4,005        14,732       11,336
Amortization (capitalization) of internally
 generated computer software-net                      1,069       (2,051)        5,109       (5,073)
                                                 --------------------------------------------------
Total cost of revenues                              288,094      256,609       845,338      739,452
                                                 --------------------------------------------------
OPERATING INCOME                                     64,569       52,934       187,706      155,140
Interest expense - net                                4,913        3,998        13,213       11,593
                                                 --------------------------------------------------
INCOME BEFORE INCOME TAXES                           59,656       48,936       174,493      143,547
Income tax provision                                 24,459       20,063        71,542       58,854
                                                 --------------------------------------------------
NET INCOME                                       $   35,197   $   28,873    $  102,951   $   84,693
                                                 ==================================================


NET INCOME PER SHARE:
 Basic                                           $     0.29   $     0.23    $     0.83   $     0.69
                                                 ==================================================
 Diluted                                         $     0.28   $     0.23    $     0.81   $     0.67
                                                 ==================================================

SHARES USED IN COMPUTING NET INCOME PER SHARE:
 Basic                                              123,226      122,936       123,318      122,826
                                                 ==================================================
 Diluted                                            125,974      127,407       127,052      127,032
                                                 ==================================================


See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                              SEPTEMBER 30,  December 31,
                                                 1999          1998
                                             ----------------------------
ASSETS
Cash and cash equivalents                    $    75,903    $    71,558
Accounts receivable                              233,236        246,851
Securities processing receivables              1,961,293      1,402,650
Prepaid expenses and other assets                 78,925         83,453
Trust account investments                      1,363,403      1,098,773
Other investments                                276,149        180,099
Deferred income taxes                               --           14,545
Property and equipment-net                       195,743        179,434
Internally generated computer software-net        80,879         85,821
Intangible assets-net                            797,756        595,154
                                             --------------------------
TOTAL                                        $ 5,063,287    $ 3,958,338
                                             ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                             $    68,201    $    65,385
Securities processing payables                 1,615,611      1,207,838
Short-term borrowings                            146,643         38,350
Accrued expenses                                 169,158        150,519
Accrued income taxes                              18,312         14,768
Deferred revenues                                107,911        107,286
Trust account deposits                         1,360,194      1,098,773
Deferred income taxes                             22,131           --
Long-term debt                                   534,394        389,622
                                             --------------------------
TOTAL LIABILITIES                              4,042,555      3,072,541
                                             --------------------------

SHAREHOLDERS' EQUITY:
Common stock issued, 125,393,000 and
  124,880,000 shares, respectively                 1,254          1,249
Additional paid-in capital                       457,969        448,461
Accumulated other comprehensive income            82,363         39,875
Accumulated earnings                             541,593        438,642
Treasury stock, at cost; 2,507,000 and
  1,800,000 shares, respectively                 (62,447)       (42,430)
                                             --------------------------
TOTAL SHAREHOLDERS' EQUITY                     1,020,732        885,797
                                             --------------------------
TOTAL                                        $ 5,063,287    $ 3,958,338
                                             ==========================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                   Nine Months Ended
                                                                                    September 30,
                                                                                 1999             1998
                                                                                -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 102,951    $  84,693
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Deferred income taxes                                                               7,132        3,152
 Depreciation and amortization of property and equipment                            45,791       43,942
 Amortization of intangible assets                                                  14,732       11,336
 Amortization (capitalization) of internally generated computer software-net         5,109       (5,073)
                                                                                 ----------------------
                                                                                   175,715      138,050
Cash provided (used) by changes in assets and liabilities,
 net of effects from acquisitions of businesses:
 Accounts receivable                                                                20,141      (24,522)
 Prepaid expenses and other assets                                                   7,809        2,626
 Accounts payable and accrued expenses                                               6,043       17,392
 Deferred revenue                                                                   (6,304)      13,943
 Income taxes payable                                                                5,675       15,595
 Securities processing receivables and payables - net                              (54,873)      19,543
                                                                                 ----------------------
Net cash provided by operating activities                                          154,206      182,627
                                                                                 ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                              (52,663)     (52,978)
 Other investments                                                                 (20,916)     (11,913)
 Payment for acquisition of businesses                                            (200,428)     (98,791)
 Trust account investments                                                        (266,587)    (136,622)
                                                                                 ----------------------
Net cash provided (used) by investing activities                                  (540,594)    (300,304)
                                                                                 ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term obligations - net                                30,662      (61,125)
 Increase in long-term obligations - net                                           113,153       81,216
 Purchases of common stock                                                         (20,103)     (42,430)
 Issuance of common stock                                                            5,601        6,581
 Trust account deposits                                                            261,420      131,860
                                                                                 ----------------------
Net cash provided by financing activities                                          390,733      116,102
                                                                                 ----------------------
Change in cash                                                                       4,345       (1,575)
Beginning balance                                                                   71,558       89,377
                                                                                 ----------------------
Ending balance                                                                   $  75,903    $  87,802
                                                                                 ======================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION
The consolidated financial statements for the three and nine-month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

                                      Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                      1999      1998        1999         1998
                                    -----------------------------------------
Weighted average number of common                 (In thousands)
 shares outstanding                 123,226   122,936       123,318   122,826
Common stock equivalents              2,748     4,471         3,734     4,206
                                    -----------------------------------------
Shares used in computing diluted
 net income per share               125,974   127,407       127,052   127,032
                                    =========================================


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

3. ACCOUNTING FOR INCOME TAXES
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax (liability) asset as of September 30, 1999 and December 31, 1998 are as follows:


                                                          SEPTEMBER 30,           December 31,
                                                             1999                       1998
                                                       ----------------------------------------
                                                                   (In thousands)
Purchased incomplete software technology                   $50,037                     $52,276
Accrued expenses not currently deductible                   24,948                      25,329
Deferred revenues                                           14,005                      14,558
Other                                                       (7,441)                     (5,512)
Internally generated capitalized software                  (33,160)                    (35,188)
Excess of tax over book depreciation and
  amortization                                             (12,983)                     (9,167)
Unrealized gain on investments                             (57,537)                    (27,751)
                                                       ----------------------------------------
Total deferred income taxes                               ($22,131)                    $14,545
                                                       ========================================

4. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Nine Months Ended
                                                                     September 30,
                                                           1999                       1998
                                                       ----------------------------------------
                                                                    (In thousands)
Income taxes paid                                          $55,627                     $45,313
Interest paid                                               16,630                      14,372
Liabilities assumed in acquisitions of
  businesses                                               250,391                      30,273

5. BUSINESS COMBINATIONS
During the first nine months of 1999, the Company completed eight acquisitions accounted for by the purchase method for total cash consideration of approximately $200.4 million. The operations of these acquisitions are included in the consolidated results of operations from the dates of acquisition. Pro forma information has not been presented due to lack of materiality.

6. SHAREHOLDERS' EQUITY
Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $145.4 million and $84.7 million, respectively. The increase in comprehensive income during the nine months ended September 30, 1999 is primarily due to unrealized gains on investments since December 31, 1998. The Company owns 3,404,930 shares of common stock of Knight/Trimark Group, Inc. and 900,000 shares of common stock of The BISYS Group, Inc. Common stock of both companies trade on the NASDAQ National Market System.

In August 1999, the Company's Board of Directors authorized a stock buy-back program of up to 3.25 million shares of its outstanding common stock. Shares purchased under the authorization will be made through open market transactions or otherwise that may occur from time to time as market conditions warrant. Shares acquired will be held for issuance in connection with acquisitions and in conjunction with employee option plans.

7.  BUSINESS SEGMENT INFORMATION
The Company is a leading independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company's operations have been classified into three business segments: financial institution data processing and software services, securities processing and trust services and other (including corporate). Summarized financial information by business segment is as follows:

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                              1999          1998              1999           1998
                                            --------------------------    ---------------------------
                                                                 (In thousands)
REVENUES:
Financial institution data processing and
software services                           $   270,264    $   240,911    $   793,073    $   691,665
Securities processing and trust services         66,428         58,485        193,558        171,863
Other                                            15,971         10,147         46,413         31,064
                                            -----------    -----------    -----------    -----------
TOTAL                                       $   352,663    $   309,543    $ 1,033,044    $   894,592
                                            -----------    -----------    -----------    -----------


OPERATING INCOME:
Financial institution data processing and
software services                           $    48,203    $    38,948    $   137,618    $   111,610
Securities processing and trust services         16,980         16,762         52,980         52,888
Other                                              (614)        (2,776)        (2,892)        (9,358)
                                            -----------    -----------    -----------    -----------
TOTAL                                       $    64,569    $    52,934    $   187,706    $   155,140
                                            -----------    -----------    -----------    -----------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues and the percentage change in these items.

                                                Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,
                                                  1999     1998              1999     1998
                                                --------------------------------------------
                                                              (Percent of Revenues)
Revenues                                          100.0%   100.0%          100.0%   100.0%
                                                --------------------------------------------
Salaries and related costs                         48.5     46.2            47.9     46.5
Data processing costs                               7.8      9.3             8.2      9.5
Other operating expenses                           19.0     21.9            19.4     21.1
Depreciation and amortization                       4.6      4.9             4.4      4.9
Amortization of intangible assets                   1.5      1.3             1.4      1.3
Amortization (capitalization) of software-net       0.3     (0.7)            0.5     (0.6)
                                                ---------------------  ---------------------
Total cost of revenues                             81.7     82.9            81.8     82.7
                                                ---------------------  ---------------------
Operating income                                   18.3     17.1            18.2     17.3
                                                  ===================  =====================

REVENUES
Revenues increased 13.9% from $309.5 million in the third quarter of 1998 to $352.7 million in the current third quarter and 15.5% from $894.6 million in the first nine months of 1998 to $1,033.0 million in the comparable current period. Approximately 45% of the year to date growth resulted from the inclusion of revenues from the date of purchase of acquired companies and approximately 55% from increases in revenue from the addition of new clients, growth in the transaction volume experienced by existing clients and price increases.

COST OF REVENUES
Cost of revenues increased 12.3% from $256.6 million in the third quarter of 1998 to $288.1 million in the current third quarter, and 14.3% from $739.5 million in the first nine months of 1998 to $845.3 million in the first nine months of 1999. The make up of cost of revenues has been affected predominantly by changes in the mix of the Company's business.

OPERATING INCOME
Operating income increased 22.0% from $52.9 million in the third quarter of 1998 to $64.6 million in the current third quarter, and increased 21.0% from $155.1 million in the first nine months of 1998 to $187.7 million in the first nine months of 1999. As a percentage of revenues, operating margins were higher during both the third quarter and first nine months of 1999 when compared to 1998 due primarily to cost reductions associated with, among other items, the consolidation and elimination of certain product lines in the Company's data processing businesses.

INCOME TAX PROVISION
Income taxes were computed at 41% in both 1999 and 1998. The 41% rate is expected to apply throughout the current year.

NET INCOME
Net income for the third quarter increased 21.9% from $28.9 million in 1998 to $35.2 million in 1999. Net income for the first nine months increased 21.6% from $84.7 million in 1998 to $103.0 million in 1999. Net income per share-diluted for the third quarter was $0.28 in 1999 compared to $0.23 in 1998. Net income per share-diluted for the first nine months of 1999 was $0.81 compared to $0.67 in the comparable 1998 period. The increases in net income per share-diluted for the third quarter and first nine months of 1999 over the comparable 1998 periods amounted to $0.05 and $0.14, respectively.

YEAR 2000 SYSTEMS EVALUATION
The Company provides data processing and other related services to financial institutions of all kinds. The Company has completed the Year 2000 renovation, testing and implementation of its mission critical proprietary systems used in providing service to its clients. Testing and implementation of the remaining non-mission critical systems, which are not material to the Company's business, are substantially complete as of September 1999.

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

The Company has met and believes it will continue to meet its Year 2000 compliance commitments using existing resources, without incurring significant incremental expenses. Although the Company does not maintain accounting records that separately identify all of the costs associated with its Year 2000 activities, it has estimated that commencing with 1996 such costs have approximated $15 million annually. Estimated costs for 1999 when the entire project is scheduled for completion are approximately $10 to $12 million.

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

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the Company's primary sources of funds for the nine months ended September 30, 1999 and 1998:

                                                                      1999                        1998
                                                               --------------------       ----------------------
                                                                                (In thousands)
Cash provided by operating activities before changes
in securities processing receivables and payables - net                   $209,079                     $163,084
Securities processing receivables and payables - net                       (54,873)                      19,543
                                                               --------------------       ----------------------
Cash provided by operating activities                                      154,206                      182,627
Increase in net borrowings                                                 143,815                       20,091
                                                               --------------------       ----------------------
TOTAL                                                                     $298,021                     $202,718
                                                               ====================       ======================

Long-term obligations amounted to $534.4 million at September 30, 1999. Included in long-term obligations is $354.4 million advanced under an aggregate of $500.0 million in revolving credit facilities. The credit facilities which expire in May 2004 are comprised of a $250.0 million five year revolving credit facility and a $250.0 million 364-day revolving credit facility. In addition, the Company has a $75.0 million unsecured line of credit and commercial paper facility of which $70.0 million was outstanding as of September 30, 1999.

The Company has historically applied a significant portion of its cash flow from operating activities and long-term borrowings to acquisitions. The Company believes that its cash flow from operating activities together with other available sources of funds will be adequate to meet its funding requirements. However, in the event that the Company makes significant future acquisitions, it may raise funds through additional borrowings or issuance of debt or equity securities.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits
      (11) Statement regarding computation of per share earnings (included on page 5, Part 1).
      (27) Financial data schedule.

  (b) Reports on Form 8-K
      Form 8-K filed on August 11, 1999, relating to the authorization of the Company's stock buy-back plan.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FISERV, INC.
                                 -----------------------------

                                 (Registrant)



Date   October 19, 1999          by   /s/ Kenneth R. Jensen
       ----------------          -----------------------------------------------
                                      KENNETH R. JENSEN
                                      Senior Executive Vice President, Chief
                                      Financial Officer, Treasurer and Assistant
                                      Secretary