Form 10-K405
period 1999-12-31
FISERV INC
filed 2000-02-28
CIK 798354

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934

                  For the fiscal year ended December 31, 1999
                          Commission file no. 0-14948

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

Registrant's telephone number, including area code: (262) 879-5000

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

                        Preferred Stock Purchase Rights
                        -------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of January 31, 2000: $3,934,477,511

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2000: 122,617,706

DOCUMENTS INCORPORATED BY REFERENCE: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.
1999 Annual Report to Shareholders - Parts II, IV
Proxy Statement for March 30, 2000, Meeting - Part III

                         Fiserv, Inc. and Subsidiaries
                                   Form 10-K
                               December 31, 1999


PART I                                                              Page
------                                                              ----
 Item 1.   Business                                                   1

 Item 2.   Properties                                                 8

 Item 3.   Legal Proceedings                                          9

 Item 4.   Submission of Matters to a Vote of Security Holders        9

           Executive Officers of the Registrant                       9

PART II
-------

 Item 5.   Market for the Registrant's Common Equity and Related
           Shareholder Matters                                       11

 Item 6.   Selected Financial Data                                   11

 Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       11

 Item 7a.  Quantitative and Qualitative Disclosure about Market Risk 11

 Item 8.   Financial Statements and Supplementary Data               11

 Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                       11

PART III
--------

 Item 10.  Directors and Executive Officers of the Registrant        11

 Item 11.  Executive Compensation                                    11

 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management                                                11

 Item 13.  Certain Relationships and Related Transactions            11

PART IV
-------

 Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                  11

================================================================================

                                    PART  I

================================================================================

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are `forward-looking statements' intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe future plans, objectives or goals of Fiserv, Inc. ("Fiserv" or the "Company") are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect results include, among others, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices and other factors discussed in the Company's prior filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Item 1.   Business

       Fiserv is a leading technology resource for information management systems used by the financial industry. The Company was formed on July 31, 1984, through the combination of two major regional data processing firms located in Milwaukee, Wisconsin, and Tampa, Florida. These firms--First Data Processing of Milwaukee and Sunshine State Systems of Tampa--began their operations in 1964 and 1971, respectively, as the data processing operations of their parent financial institutions. Historically, operations were expanded by developing a range of services for these parent organizations as well as other financial institutions. Since its organization in 1984, Fiserv has grown through the continuing development of highly specialized services and product enhancements, the addition of new clients and the acquisition of firms complementing the Fiserv organization.

       Headquartered in Brookfield, Wisconsin, Fiserv provides information management technology and related services to banks, broker-dealers, credit unions, financial planners and investment advisers, insurance companies, leasing companies, mortgage lenders and savings institutions. The Company operates centers nationwide for full-service financial data processing, software system development, item processing and check imaging, technology support and related product businesses. In addition, the Company has business support centers in Australia, Canada, Indonesia, Philippines, Poland, Singapore and the United Kingdom.

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

       Although such market changes have led to consolidations that have reduced the number of financial institutions in the United States, such consolidations have not resulted in a material reduction of the number of customers or financial accounts serviced by the financial industry as a whole. New organizations entering the once limited financial services industry have opened new markets for Fiserv services.

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

       In response to these market dynamics, the means by which financial institutions obtain data processing services have changed. Many smaller, local and regional third-party data processors are leaving the business or consolidating with larger providers. A number of large financial institutions previously providing third-party processing services for other institutions have withdrawn from the business to concentrate on their primary, core businesses. Similarly, an increasing number of financial institutions that previously developed their own software systems and maintained their own data processing operations have outsourced their data processing requirements by licensing their software from a third party or by contracting with third-party processors to reduce costs and enhance their products and services. Outsourcing can involve simply the licensing of software, thereby eliminating the costly technical expertise within the financial institution, or the utilization of service bureaus, facilities management or resource management capabilities. Fiserv provides all of these options to the financial industry.

       To capitalize on these industry trends and to become the premier provider of data processing products and related services, Fiserv has implemented a strategy of continuing to develop new products, improving the cost effectiveness of services provided to clients, aggressively soliciting new clients and making both opportunistic and strategic acquisitions.


Acquisition History
-------------------
Formed    Acquired    Company                                           Service
=====================================================================================================
1964      July  1984  First Data Processing, Milwaukee, WI              Data processing
1971      July  1984  Sunshine State Systems, Tampa, FL                 Data processing
1966      Nov.  1984  San Antonio, Inc., San Antonio, TX                Data processing

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

1973      Jan.  1986  On-Line, Inc., Seattle, WA                        Data processing, forms
1966      May   1986  First City Financial Systems, Inc., Beaumont, TX  Data processing

1962      Feb.  1987  Pamico, Inc., Milwaukee, WI                       Specialized forms
1975      Apr.  1987  Midwest Commerce Data Corp., Elkhart, IN          Data processing

Formed    Acquired    Company                                                  Service
=====================================================================================================
1969      Apr.  1987  Fidelity Financial Services, Inc., Spokane, WA           Data processing
1965      Oct.  1987  Capbanc Computer Corp., Baton Rouge, LA (sold 1991)      Data processing

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

1982      May   1989  Triad Software Network, Ltd., Chicago, IL (sold 1996)    Data processing
1969      Aug.  1989  Northeast Datacom, Inc., New Haven, CT                   Data processing

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

Formed    Acquired    Company                                                Service
=============================================================================================================
1977      Feb.  1995  BankLink, Inc., New York, NY                           Cash management
1976      May   1995  Information Technology, Inc., Lincoln, NE              Software & services
1957      Aug.  1995  Lincoln Holdings, Inc., Denver, CO                     DP for retirement planning
1993      Sept. 1995  SRS, Inc., Austin, TX                                  Data processing
1992      Sept. 1995  ALLTEL's Document Management Services, CA, NJ          Item processing
1978      Nov.  1995  Financial Information Trust, Des Moines, IA            Data processing

1983      Jan.  1996  UniFi, Inc., Fort Lauderdale, FL                       Software & services
1982      Nov.  1996  Bankers Pension Services, Inc., Tustin, CA             DP for retirement planning

1992      Apr.  1997  AdminaStar Communications, Indianapolis, IN            Laser print/mailing services
1982      May   1997  Interactive Planning Systems, Atlanta, GA              PC-based financial systems
1983      May   1997  BHC Financial, Inc., Philadelphia, PA                  Securities services
1968      Sept. 1997  FIS, Inc., Orlando, FL, and Baton Rouge, LA            Data processing
n/a       Sept. 1997  Stephens Inc. clearing business, Little Rock, AR       Securities services
1986      Oct.  1997  Emerald Publications, San Diego, CA                    Financial seminars & training
1968      Oct.  1997  Central Service Corp., Greensboro, NC                  Data & item processing
1993      Oct.  1997  Savoy Discount Brokerage, Seattle, WA                  Securities services
1990      Dec.  1997  Hanifen, Imhoff Holdings, Inc., Denver, CO             Securities services

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

1994      Jan.  1999  QuestPoint, Philadelphia, PA                           Item processing
1981      Feb.  1999  Eldridge & Associates, Lafayette, CA                   PC-based financial systems
1984      Feb.  1999  RF/Spectrum Decision Science Corporation Oakland, CA   Software & services
1978      Mar.  1999  FIPSCO, Inc., Des Plaines, IL                          Insurance marketing systems
1987      Apr.  1999  Progressive Data Solutions, Inc. / Infinity Software   Insurance software systems
                      Systems, Inc., Orlando, FL
1973      June  1999  JWGenesis Clearing Corporation, Boca Raton, FL         Securities services
1987      June  1999  Alliance ADS, Redwood Shores, CA                       Imaging technology
1962      Aug.  1999  Envision Financial Technologies, Inc., Chicago, IL     Data processing
1995      Oct.  1999  Pinehurst Analytics, Inc., Chapel Hill, NC             PC-based financial systems
1982      Dec.  1999  Humanic Design Corporation, Mahwah, NJ                 Software & services

Information Technology Services
-------------------------------

       Fiserv is a technology company focused on helping financial services providers meet the challenges and opportunities of today's dynamic financial marketplace. The Company's core business is serving the needs of banking, lending, insurance, financial planners and securities providers. With its wide array of industry-specific products, Fiserv clients can satisfy their customers' growing desire for anywhere, anytime financial services. The Company's operations have been classified into three business segments:
Financial institution outsourcing, systems and services; Securities processing and trust services; and "All other and corporate." The financial institution outsourcing, systems and services segment provides account and transaction processing solutions and services to financial institutions and other financial intermediaries. The securities processing and trust services segment provides securities processing solutions and retirement plan administration services to brokerage firms, financial planners and financial institutions. The "All other and corporate" segment provides plastic card services and document solutions, and includes general corporate expenses. The following discussion covers the two major operating segments.

       Financial Institution Outsourcing, Systems & Services. Account processing is a core requirement of every financial institution. It's also vital to the operations of brokerage firms and insurance companies. No matter how the industry may consolidate and evolve, there will always remain the need for account processing. That's where Fiserv is positioned--as a leader in financial information management.

       Fiserv provides comprehensive solutions designed to meet the information processing requirements of financial institutions, including account and transaction processing services, item processing, loan servicing and lending systems. The Company offers its clients service bureau and in-house processing systems, e-commerce solutions and complementary products. In essence, Fiserv provides all the technology a bank, credit union, mortgage lender, savings or financing institution needs to run its operations--from deposit accounts to loans to general ledger to check processing.

       Fiserv products, services and software solutions are available through multiple delivery channels to financial institutions in the United States, and many of its systems have applications designed for the unique requirements of financial institutions operating outside of North America. Fiserv international teams develop, sell, install and support core banking and delivery channel integration solutions for a wide range of international banks and financial services companies located in over 50 countries.

       All Fiserv core systems can be complemented with a number of other products that allow clients to create a total servicing solution, depending on their requirements. These complementary products and back-office solutions include treasury and investment management, decision support and performance measurement solutions, electronic funds transfer services, imaging systems, human resource information systems, call center systems, loan origination and tracking, auto leasing software, data warehousing/data mining and credit services.

       The insurance industry, like banking, has requirements for basic administration services and information processing systems. Fiserv brings expertise in information management technology and related administration processing services to the insurance and banking industries. The products and solutions offered by the Company automate the full range of insurance services and support the growing convergence between banking and insurance.

       Fiserv insurance solutions include administration services and software for life, annuity, health insurance, property/casualty and workers compensation; award-winning claims workstation software; comprehensive financial accounting systems; computer-based training for insurance and securities; and electronic sales platforms that can be delivered over the Internet.

       Securities Processing and Trust Services. The securities business is about transactions and volume; advanced technology that makes executing and clearing trades faster, easier and more economical; and service excellence and customer satisfaction. Fiserv has accumulated the technology resources and industry knowledge required to meet the needs of brokerage firms and financial institutions that are expanding into this business.

       The Company provides comprehensive clearing, execution and brokerage services. With Fiserv, brokerage firms and financial institutions gain a technology resource with the volumes, management expertise, products and service necessary to help satisfy customer needs.

       The administration of self-directed retirement plans is also a highly specialized business that benefits, as do all financial services applications, from technology. Fiserv has built a trusted reputation in this field by applying its expertise to technology for administration of business and self-directed retirement plans and related services.

       As a leading provider of retirement plan administration and processing services to financial planners, Fiserv provides a full range of services including trustee services, proprietary software for registered investment advisors, financial seminars and related marketing materials.

       Financial information concerning the Company's industry segments is included in Note 8 to the Consolidated Financial Statements contained in the Company's annual report to shareholders included in this Annual Report on Form 10-K as Exhibit 13 and such information is incorporated herein by reference.

Servicing the Market
--------------------

       The market for Fiserv account and transaction processing services and products has specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, reliability of service, comprehensiveness and integration of product lines, timely introduction of new products and features, cost effectiveness and demand for service excellence. Through its multiple product offerings, the Company successfully services these market needs for clients ranging in size from start-ups to some of the largest financial services providers worldwide.

       Fiserv believes that the position it holds as an independent, growth-oriented company dedicated to its business is an advantage to its clients. The Company differs from many of the account and transaction processing resources currently available since it isn't a regional or local cooperatively owned organization, nor a data processing subsidiary, an affiliate of a financial institution or a hardware vendor. Due to the economies of scale gained through its broad market presence, Fiserv offers clients a selection of information management and data processing solutions designed to meet the specific needs of the ever-changing financial industry.

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

       Fiserv has been an international company since 1986, when its retail banking products were first launched throughout Europe, Asia and Latin America. Since then, the Company has grown an impressive infrastructure for supporting clients in international markets. Fiserv currently maintains international support staffs in Australia; Canada; Orlando, Florida; Singapore; and the United Kingdom.

Product Development
-------------------

       In order to meet the changing technology needs of the clients served by Fiserv, the Company continually develops, maintains and enhances its systems. Resources applied to product development and maintenance are believed to be approximately 8% to 10% of Company revenues, about half of which is dedicated to software development.

       The unique Fiserv network of development and financial information technology centers applies the shared expertise of multiple Fiserv teams to design, develop and maintain specialized processing systems around the leading technology platforms. The applications of its account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market-specific financial service environments of the Company's many clients.

       Though multiple Fiserv centers share the Company's variety of nationally developed and supported software, each center has specialized capabilities that enable it to offer system application features and functions unique to its client base. Where the client's requirements warrant, Fiserv purchases software programs from third parties that are interfaced with existing Fiserv systems.
In developing its products, Fiserv stresses interaction with and responsiveness to the needs of its clients.

       Fiserv provides a dedicated solution designed, developed, maintained and enhanced according to each client's goals for service quality, business development, asset/liability mix, local-market positioning and other user-defined parameters.

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

       Competitive factors for processing services include product quality, reliability of service, comprehensiveness and integration of product lines, timely introduction of new products and features, and price. The Company believes that it competes favorably in each of these categories. In addition, the Company believes that its position as an independent vendor, rather than as a cooperative, an affiliate of a larger corporation or a hardware vendor, is a competitive advantage.

Government Regulation
---------------------

       The Company's data processing subsidiaries are not themselves directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. As a provider of services to these entities, however, the data processing operations are observed from time to time by the Federal Deposit Insurance Corporation, the National Credit Union Association, the Office of Thrift Supervision, the Office of the Comptroller of the Currency and various state regulatory authorities. In addition, several of the Company's operations are reviewed annually by independent auditors to provide internal control evaluations for its clients' auditors and regulators.

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

       The Company's securities businesses, Fiserv Securities, Inc. (formerly BHC Financial, Inc.) and affiliates and Fiserv Correspondent Services, Inc. (formerly Hanifen, Imhoff Clearing Corporation and JWGenesis Clearing Corporation), are subject to the broker-dealer rules of the Securities and Exchange Commission and the New York Stock Exchange, as well as the National Association of Securities Dealers and other stock exchanges of which they are members.

Employees
---------

       Fiserv employs approximately 13,500 specialists throughout the United States and worldwide in its information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other direct experience in banks, credit unions, mortgage firms, savings and other financial services business environments.

       Fiserv employees provide expertise in sales and marketing; account management and client services; computer operations, network control and technical support; programming, software development, modification and maintenance; conversions and client training; financial planning and related support services.

       In supporting international markets, Fiserv works closely with its clients to help ensure their continued success. Fiserv employees speak the same language as their clients, they also understand the differences in the style of doing business, as well as the financial products requirements and regulations unique to each client and its specific market.

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

Item 2.   Properties

       Fiserv currently operates full-service data centers, software system development centers and item processing and back-office support centers in 137 cities (125 in the United States): Birmingham, Alabama; Little Rock, Arkansas; Phoenix and Scottsdale, Arizona; Atherton, Fresno, Glendale, Irvine, Lafayette, Moorpark, Oakland, Ontario, Orange, Redwood City, Sacramento, San Diego, San Leandro, Van Nuys and Walnut, California; Denver and Englewood, Colorado; Wallingford, Connecticut; Boca Raton, Jacksonville, Lake Mary, Lake Wales, Lakeland, Maitland, Miami, Orlando, Plantation, Tampa and Titusville, Florida; Atlanta, Duluth, Macon, Marietta and Norcross, Georgia; Honolulu, Hawaii; Cedar Rapids and West Des Moines, Iowa; Arlington Heights, Chicago, Des Plaines, Marion and Rock Island, Illinois; Indianapolis and South Bend, Indiana; Topeka, Kansas; Bowling Green and Louisville, Kentucky; Baton Rouge and Kenner, Louisiana; Rockville, Maryland; Braintree, Mansfield, and Somerville, Massachusetts; Flint, Northville and

Troy, Michigan; Mendota Heights and Shoreview, Minnesota; Kansas City and Springfield, Missouri; Lincoln and Omaha, Nebraska; Mahwah, New Providence and South Plainfield, New Jersey; Santa Fe, New Mexico; Fayetteville, Great Neck, Melville, New York, Syracuse and Utica, New York; Chapel Hill, Greensboro and Raleigh, North Carolina; Fargo, North Dakota; Cincinnati and Cleveland, Ohio; Oklahoma City, Oklahoma; Corvallis and Portland, Oregon; Bensalem, Bryn Mawr, Erie, King of Prussia, Malvern, Norristown, Philadelphia, Pittsburgh, Valley Forge and Williamsport, Pennsylvania; Newberry, South Carolina; Memphis, Tennessee; Addison, Austin, Beaumont, Dallas, Denton, Houston, San Antonio, Southlake and Stafford, Texas; Salt Lake City, Utah; Williamsburg, Virginia; Bellevue, Kent, Seattle and Yakima, Washington; and Brookfield, Milwaukee and New Berlin, Wisconsin. International business centers are located in Adelaide, South Australia, New South Wales and Sydney, Australia; Bogota, Colombia; London, Uxbridge, and Middlesex, England; Jakarta, Indonesia; Manila, Philippines; Warsaw, Poland; and Singapore.

       The Company owns facilities in Brookfield, Corvallis, Greensboro, Lincoln, Marion, Moorpark, South Bend and Valley Forge; all other buildings in which centers are located are subject to leases expiring through 2001 and beyond. The Company owns or leases 149 mainframe computers (Data General, Digital, Hewlett Packard, IBM, NCR, Tandem and Unisys). In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.

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

Executive Officers of the Registrant
------------------------------------

       The executive officers and other officers of the Company as of February 14, 2000, together with their ages, positions and business experience are described below:

       Name                      Age              Position
       Leslie M. Muma             55    Vice-Chairman of the Board,
                                        President and Chief Executive Officer
       Donald F. Dillon           59    Vice-Chairman of the Board and
                                        Chairman of Information Technology,
                                        Inc.

       Kenneth R. Jensen          56    Senior Executive Vice President,
                                        Chief Financial Officer and Treasurer
       Howard F. Arner            59    President and Chief Operating Officer,
                                        Insurance Solutions Group
       Norman J. Balthasar        53    President and Chief Operating Officer,
                                        Financial Institution Outsourcing Group
       Robert H. Beriault         48    President and Chief Operating Officer,
                                        Securities Group
       Frank R. Martire           52    President and Chief Operating Officer,
                                        Financial Institution Systems and
                                        Services Group
       Gordon G. Rockafellow      63    President and Chief Operating Officer,
                                        Trust Services Group
       Dean C. Schmelzer          49    Executive Vice President - Marketing &
                                        Sales
       Charles W. Sprague         50    Executive Vice President, General
                                        Counsel, Chief Administrative Officer
                                        and Secretary

       Mr. Muma has been a Director of the Company since it was established in 1984; he was named Vice Chairman of the Board of Directors in 1995 and Chief Executive Officer in 1999. Mr. Muma served as President and Chief Operating Officer of the Company from 1984 to 1999.

       Mr. Dillon was named Vice Chairman of the Board of Directors of the Company in 1995. From 1976 to 1995, Mr. Dillon was co-founder and President of Information Technology, Inc. ("ITI"), a software and services company that was acquired by the Company in 1995 and Mr. Dillon currently serves as Chairman of ITI.

       Mr. Jensen has been Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and a Director of the Company since it was established in 1984. He was named Senior Executive Vice President in 1986.

       Mr. Arner was named President and Chief Operating Officer of the Fiserv Insurance Solutions Group in 1999. He served as Corporate Executive Vice President and President-Insurance Solutions Group from 1998 to 1999. Mr. Arner was Chief Executive Officer of Network Data Processing from 1994 to 1998, when it was acquired by the Company.

       Mr. Balthasar was named President and Chief Operating Officer of the Fiserv Financial Institution Outsourcing Group in 1999. He served as Corporate Executive Vice President and President-Savings and Community Bank Group from 1996 to 1999. Mr. Balthasar has been with Fiserv and its predecessor company since 1974.

       Mr. Beriault was named President and Chief Operating Officer of the Fiserv Securities Group in 1999. He served as Corporate Executive Vice President and President-Securities Processing Group from 1998 to 1999. Mr. Beriault was President of Lincoln Trust Company from 1986 to 1995, when it was acquired by the Company.

       Mr. Martire was named President and Chief Operating Officer of the Fiserv Financial Institution Systems and Services Group in 1999. He served as Corporate Executive Vice President and President-Bank & Credit Union Group from 1996 to 1999. Mr. Martire was with Citicorp Information Resources from 1969 to 1991. He was the President and CEO of Citicorp Information Resources in 1991, when it was acquired by the Company.

       Mr. Rockafellow was named President and Chief Operating Officer of the Fiserv Trust Services Group in 1999. He served as Corporate Executive Vice President and President-Trust

Group from 1996 to 1999. Mr. Rockafellow was the President and CEO of First Trust Company from 1982 to 1985, when it was acquired by the Company.

        Mr. Schmelzer was named Executive Vice President, Marketing & Sales for the Company in 1992. Prior to joining Fiserv, he was Director of Commercial Analysis for IBM.

        Mr. Sprague has been Executive Vice President and Chief Administrative Officer of the Company since 1999. He served as Corporate Executive Vice President, General Counsel and Secretary from 1994 to 1999. He has been involved with the Company's corporate and legal concerns since it was formed in 1984.

================================================================================

                                    PART II

================================================================================

        Pursuant to Instruction G(2) for Form 10-K, the information required in Items 5 through 8 are incorporated by reference from the Company's annual report to shareholders included in this Form 10-K Annual Report as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

================================================================================

                                   PART III

================================================================================

        Pursuant to Instruction G(3) for Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before February 28, 2000.

================================================================================

                                    PART IV

================================================================================

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements:

        The consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, together with the report thereon of Deloitte & Touche LLP, dated January 28, 2000, appear on pages 23 through 44 of the Company's annual report to shareholders, Exhibit 13 to this Form 10-K Annual Report, and are incorporated herein by reference.

(a) (2) Financial Statement Schedule:

        The following financial statement schedule of the Company and related documents are included in this Report on Form 10-K:

                                                                            Page
                                                                            ----
        Independent Auditors' Report                                         14
        Schedule II--Valuation and Qualifying Accounts                       14

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K:
       No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)  Exhibits:
       The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 28, 2000
FISERV, INC.

By     /s/  Leslie M. Muma
       --------------------------------
       Leslie M. Muma
       (Chief Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 28, 2000.


Signature                            Capacity

/s/ Leslie M. Muma
----------------------------------
Leslie M. Muma                       Vice Chairman of the Board, President,
                                     Chief Executive Officer

/s/ Donald F. Dillon
----------------------------------
Donald F. Dillon                     Vice Chairman of the Board,
                                     Chairman -Information Technology, Inc.

/s/ Kenneth R. Jensen
----------------------------------
Kenneth R. Jensen                    Director, Senior Executive Vice President,
                                     Chief Financial Officer, Treasurer

/s/ George D. Dalton
----------------------------------
George D. Dalton                     Chairman of the Board


/s/ Daniel P. Kearney
----------------------------------
Daniel P. Kearney                    Director


/s/ Gerald J. Levy
----------------------------------
Gerald J. Levy                       Director


/s/ L. William Seidman
----------------------------------
L. William Seidman                   Director


/s/ Thekla R. Shackelford
----------------------------------
Thekla R. Shackelford                Director

                         INDEPENDENT AUDITORS' REPORT



Shareholders and Directors of Fiserv, Inc.:

We have audited the consolidated financial statements of Fiserv, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 28, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Fiserv, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
January 28, 2000



                                  SCHEDULE II
                       Valuation and Qualifying Accounts

                                    Allowance for Doubtful Accounts

            Year Ended          Beginning         Charged
           December 31,          Balance        to Expense        Write-offs         Balance
        -------------------  ---------------  ---------------  ----------------  ---------------
               1999            $8,041,000        $7,028,000      ($3,463,000)      $11,606,000
               1998             6,903,000         6,262,000       (5,124,000)        8,041,000
               1997             3,796,000         3,483,000         (376,000)        6,903,000

                                 EXHIBIT INDEX

Exhibit
Number                    Exhibit Description
------                    -------------------

2.1 Stock Purchase Agreement, dated as of April 6, 1995, by and between Fiserv, Inc. and Information Technology, Inc. (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-3, File No. 33-58709, and incorporated herein by reference).

3.1       Restated Articles of Incorporation, as amended.

3.2       By-laws, as amended.

4.1 Credit Agreements dated as of May 17, 1999, by and among Fiserv, Inc., the Lenders Party Hereto, and The Bank of New York, as Administrative Agent. (Not being filed herewith, but will be provided to the Commission upon its request, pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K.)

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

4.5 Shareholder Rights Plan (filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February 24, 1998, and incorporated herein by reference (File No. 0-14948.))

13. The 1999 Annual Report to Shareholders (to the extent incorporated by reference herein).

21.       List of Subsidiaries of the Registrant.

23.       Independent Auditors' Consent.

27.       Financial Data Schedule (EDGAR version only).