Form 10-Q
period 2000-03-31
FISERV INC
filed 2000-04-25
CIK 798354

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended March 31, 2000
                                      or
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from_______________________to________________

                        Commission file number 0-14948
                                               -------

                                 FISERV, INC.
                                 ------------
            (Exact name of Registrant as specified in its charter)

                     WISCONSIN                       39-1506125
           -------------------------------       -------------------
           (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)        Identification No.)

        255 FISERV DRIVE, BROOKFIELD, WI                     53045
     ----------------------------------------             ----------
     (Address of principal executive offices)             (Zip Code)

                                (262) 879 5000
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 14, 2000, there were 122,830,000 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I.  FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         FISERV, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               2000                 1999
                                                              -----------------------------
Revenues                                                      $396,402             $337,129
                                                              -----------------------------
Cost of revenues:
Salaries, commissions and payroll
 related costs                                                 189,572              159,546
Data processing expenses, rentals
 and telecommunication costs                                    28,112               30,620
Other operating expenses                                        75,227               63,973
Depreciation and amortization of
 property and equipment                                         16,749               14,768
Amortization of intangible assets                                7,176                4,548
Amortization of internally
 generated computer software-net                                   612                3,051
                                                              -----------------------------
Total cost of revenues                                         317,448              276,506
                                                              -----------------------------
Operating income                                                78,954               60,623
Interest expense - net                                           5,806                3,985
                                                              -----------------------------
Income before income taxes                                      73,148               56,638
Income tax provision                                            29,991               23,222
                                                              -----------------------------
Net income                                                    $ 43,157             $ 33,416
                                                              =============================
Net income per share:
 Basic                                                        $   0.35             $   0.27
                                                              =============================
 Diluted                                                      $   0.34             $   0.26
                                                              =============================
Shares used in computing net income per share:

 Basic                                                         122,622              123,230
                                                              =============================
 Diluted                                                       125,543              127,880
                                                              =============================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                    March 31,           December 31,
                                                                       2000                 1999
                                                                  ------------------------------------
                                                                   (Unaudited)
ASSETS
Cash and cash equivalents                                              $   74,655           $   80,554
Accounts receivable - net                                                 244,991              235,350
Securities processing receivables                                       3,131,694            2,196,068
Prepaid expenses and other assets                                          94,136               89,378
Trust account investments                                               1,286,458            1,298,120
Other investments                                                         349,577              335,573
Property and equipment-net                                                203,863              195,333
Internally generated computer software-net                                 74,651               75,263
Intangible assets-net                                                     798,900              802,071
                                                                  ------------------------------------
Total                                                                  $6,258,925           $5,307,710
                                                                  ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                       $   68,680           $   66,400
Securities processing payables                                          2,476,735            1,764,382
Short-term borrowings                                                     449,025              234,350
Accrued expenses                                                          151,917              176,443
Accrued income taxes                                                       17,036               12,736
Deferred revenues                                                         139,912              131,476
Trust account deposits                                                  1,285,232            1,298,120
Deferred income taxes                                                      85,006               59,963
Long-term debt                                                            434,376              472,824
                                                                  ------------------------------------
Total liabilities                                                       5,107,919            4,216,694
                                                                  ------------------------------------
Shareholders' equity:
Common stock issued, 125,387,700 and
  125,387,700 shares, respectively                                          1,254                1,254
Additional paid-in capital                                                459,306              458,550
Accumulated other comprehensive income                                    135,474              125,026
Accumulated earnings                                                      619,667              576,510
Treasury stock, at cost, 2,594,300 and
  2,804,400 shares, respectively                                          (64,695)             (70,324)
                                                                  ------------------------------------
Total shareholders' equity                                              1,151,006            1,091,016
                                                                  ------------------------------------
Total                                                                  $6,258,925           $5,307,710
                                                                  ====================================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                          2000               1999
                                                                                         ------------------------------
Cash flows from operating activities:
Net income                                                                                $  43,157          $   33,416
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Deferred income taxes                                                                       17,605               7,138
 Depreciation and amortization of property and equipment                                     16,749              14,768
 Amortization of intangible assets                                                            7,176               4,548
 Amortization of internally generated computer software                                      10,253              10,936
                                                                                         ------------------------------
                                                                                             94,940              70,806
Changes in assets and liabilities, net of effects from acquisitions of businesses:

 Accounts receivable                                                                         (8,802)             (1,964)
 Prepaid expenses and other assets                                                           (4,292)               (200)
 Accounts payable and accrued expenses                                                      (23,151)              2,521
 Deferred revenues                                                                            8,118              11,736
 Accrued income taxes                                                                         7,300               4,974
 Securities processing receivables and payables - net                                      (223,273)            (43,097)
                                                                                         ------------------------------
Net cash (used in) provided by operating activities                                        (149,160)             44,776
                                                                                         ------------------------------
Cash flows from investing activities:
 Capital expenditures                                                                       (22,094)            (19,736)
 Capitalization of internally generated computer software                                    (9,641)             (7,885)
 Payment for acquisitions of businesses, net of cash acquired                                (6,515)            (19,888)
 Investments                                                                                 15,808            (142,813)
                                                                                         ------------------------------
Net cash used in investing activities                                                       (22,442)           (190,322)
                                                                                         ------------------------------
Cash flows from financing activities:
 Proceeds from short-term obligations - net                                                 214,671             100,450
 Repayments of long-term obligations - net                                                  (39,463)            (33,990)
 Issuance of common stock                                                                    13,269               3,254
 Purchases of treasury stock                                                                 (9,884)                  -
 Trust account deposits                                                                     (12,890)             85,750
                                                                                         ------------------------------
Net cash provided by financing activities                                                   165,703             155,464
                                                                                         ------------------------------
Change in cash and cash equivalents                                                          (5,899)              9,918
Beginning balance                                                                            80,554              71,558
                                                                                         ------------------------------
Ending balance                                                                            $  74,655          $   81,476
                                                                                         ==============================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated financial statements for the three month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2. Shares Used in Computing Net Income per Share

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                        2000                  1999
                                                                                      ----------------------------------
                                                                                                 (In thousands)
Weighted average number of common shares outstanding - basic                              122,622                123,230
Assumed conversion of common shares issuable
 under stock option plan                                                                    2,921                  4,650
                                                                                      ----------------------------------
Weighted average number of common and common equivalent
 shares outstanding - diluted                                                             125,543                127,880
                                                                                      ==================================

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options and are computed using the treasury stock method.

3. Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax liability consisted of the following:


                                                                  March 31,          December 31,
                                                                   2000                  1999
                                                                ---------------------------------
                                                                            (In thousands)
Unrealized gains on investments                                   $  94,601             $  87,162
Internally generated capitalized software                            31,342                30,858
Excess of tax over book depreciation and
  amortization                                                       21,072                19,438
Other                                                                23,854                 9,268
Purchased incomplete software technology                            (46,510)              (47,663)
Accrued expenses not currently deductible                           (25,046)              (25,407)
Deferred revenues                                                   (14,307)              (13,693)
                                                               ----------------------------------
Total                                                             $  85,006             $  59,963
                                                                =================================

4. Supplemental Cash Flow Information

                                              Three Months Ended
                                                  March 31,
                                              2000              1999
                                              ------------------------
                                                  (In thousands)
Interest paid                                 $5,663          $  3,968
Income taxes paid                              5,959            12,344
Liabilities assumed in acquisitions
  of businesses                                1,549             1,455

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues and the percentage change in these items.

                                                                       Three Months Ended                  Percentage
                                                                           March 31,                         Increase
                                                                  2000                   1999               (Decrease)
                                                                ---------------------------------          --------------
                                                                       (Percent of Revenues)
Revenues                                                              100.0                 100.0                   17.6
                                                                ---------------------------------
Salaries and related costs                                             47.8                  47.3                   18.8
Data processing costs                                                   7.1                   9.1                   -8.2
Other operating expenses                                               19.0                  19.0                   17.6
Depreciation and amortization                                           4.2                   4.4                   13.4
Amortization of intangible assets                                       1.8                   1.3                    N/A
Amortization of software-net                                            0.2                   0.9                    N/A
                                                                ---------------------------------          -------------
Total cost of revenues                                                 80.1                  82.0                   14.8
                                                                ---------------------------------          -------------
Operating income                                                       19.9                  18.0                   30.2
                                                                =================================          =============

Revenues
Revenues increased 17.6% from $337.1 million in the first quarter of 1999 to $396.4 million in the current first quarter. Revenue growth was derived from sales to new clients, cross-sales to existing clients, growth in transaction volume experienced by existing clients, price increases and revenues from acquired businesses. Revenues from acquired businesses approximated 45% of total revenue growth in the first quarter of 2000.

Cost of Revenues
Cost of revenues increased 14.8% from $276.5 million in the first quarter of 1999 to $317.4 million in the current first quarter. The make up of cost of revenues has been affected by business acquisitions and changes in the mix of the Company's business.

Operating Income
Operating income increased 30.2% from $60.6 million in the first quarter of 1999 to $79.0 million in the current first quarter. The Company's operating margin increased from 18.0% in the first quarter of 1999 to 19.9% in the first quarter of 2000. The increase in operating margin was driven primarily by strong operating results in the Company's securities processing and trust services business segment.

Income Tax Provision
The effective income tax rate was 41% in both years and the effective income tax rate is expected to remain at 41% for the remainder of the current year.

Net Income
Net income for the first quarter increased 29.2% from $33.4 million in 1999 to $43.2 million in 2000. Net income per share-diluted increased $0.08 from $0.26 in the first quarter of 1999 to $0.34 in the first quarter of 2000.

Business Segment Information
The Company is a leading independent provider of data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company's operations have been classified into three business segments: Financial institution outsourcing, systems and services; Securities processing and trust services; and "All other and corporate." Summarized financial information by business segment is as follows:

                                                    Three Months Ended
                                                        March 31,
                                                   2000             1999
                                                 ---------------------------
                                                         (In thousands)
Revenues:
Financial institution outsourcing, systems
 and services                                        $293,088       $260,386
Securities processing and trust services               86,447         61,262
All other and corporate                                16,867         15,481
                                                 ------------      ---------
Total                                                $396,402       $337,129
                                                 ------------      ---------
Operating income:
Financial institution outsourcing, systems
 and services                                        $ 49,336        $44,271
Securities processing and trust services               29,947         17,376
All other and corporate                                  (329)        (1,024)
                                                 ------------      ---------
Total                                                $ 78,954       $ 60,623
                                                 ------------      ---------

Revenues in the financial institution outsourcing, systems and services business segment increased from $260.4 million in the first quarter of 1999 to $293.1 million in the current first quarter. Operating income in the financial institution outsourcing, systems and services business segment increased from $44.3 million in the first quarter of 1999 to $49.3 million in the current first quarter, while operating margins were consistent in the first quarter of 1999 and 2000.

Revenues in the securities processing and trust services business segment increased from $61.3 million in the first quarter of 1999 to $86.4 million in the current first quarter. Revenue growth was primarily derived from increased transaction volumes from existing clients and from JW Genesis Clearing Corporation, which was acquired in June of 1999. Overall growth in transaction volumes in the securities processing and trust services business segment during the first quarter of 2000 reflected the high level of trading volumes in the United States financial markets. Operating income in this business segment increased from $17.4 million in the first quarter of 1999 to $29.9 million in the current first quarter. The increases in operating income and margin were the result of strong transaction-based revenues and the associated economies of scale.

Liquidity and Capital Resources
The following table summarizes the Company's primary sources (uses) of funds for the three months ended March 31:

                                                                             2000               1999
                                                                        ----------------------------------
                                                                                (In thousands)
Cash provided by operating activities before changes
in securities processing receivables and payables - net                   $  74,113              $  87,873
Securities processing receivables and payables - net                       (223,273)               (43,097)
                                                                        ----------------------------------
Cash (used in) provided by operating activities                            (149,160)                44,776
Increase in short-term borrowings                                           214,671                100,450
Repayments of long-term borrowings                                          (39,463)               (33,990)
Decrease (increase) in investments                                            2,918                (57,063)
                                                                        ----------------------------------
TOTAL                                                                     $  28,966              $  54,173
                                                                        ==================================

The increase in securities processing receivables and payables-net of $223.3 million in the first quarter of 2000 was funded primarily by the increase in short-term borrowings of $214.7 million. Long-term obligations amounted to $434.4 million at March 31, 2000 and included $290.6 million advanced under an aggregate of $500.0 million in revolving credit facilities.

The Company has used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or issuances of securities.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices and other factors discussed in the Company's prior filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on March 30, 2000, the Company's Shareholders approved the following matters:

                                                    For          Withheld
                                                 -----------     --------
1. ELECTION OF THREE DIRECTORS TO SERVE
   FOR A THREE-YEAR TERM EXPIRING IN 2003:

                          George D. Dalton       109,843,403      903,255
                          Daniel P. Kearney      109,781,049      965,609
                          L. William Seidman     110,088,801      657,857

The other directors of the Company whose terms in office continued after the 2000 Annual Meeting of Shareholders are as follows: terms expiring at the 2001 Annual Meeting - Kenneth R. Jensen and Thekla R. Shackelford; and terms expiring at the 2002 Annual Meeting - Donald F. Dillon, Gerald J. Levy and
Leslie M. Muma.

                                                                    For                Against           Abstain          Non-Vote
                                                              ----------------     ---------------    ------------     ------------
2. APPROVAL OF AN AMENDMENT TO THE
   FISERV, INC. STOCK OPTION PLAN                                   73,859,625          19,660,822         453,737      16,772,474

3. APPROVAL OF THE FISERV, INC. EMPLOYEE
   STOCK PURCHASE PLAN                                              91,617,007           1,967,182         389,995      16,772,474

4. REAPPOINTMENT OF DELOITTE & TOUCHE LLP
   AS INDEPENDENT AUDITORS FOR 2000                                110,476,815             132,488         137,355               0

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

      The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

  (b) Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Fiserv, Inc.
                                         --------------------------------------
                                         (Registrant)

Date   April 24, 2000               by   /s/ Kenneth R. Jensen
       --------------                    --------------------------------------
                                         KENNETH R. JENSEN
                                         Senior Executive Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Assistant Secretary

                                 FISERV, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                 For the Quarterly Period ended March 31, 2000

(4) First Amendment to the Rights Agreement, dated December 1, 1999, appointing EquiServe as successor Rights Agent [Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (Registration No. 333-34310)]
(10)    Fiserv, Inc. Stock Option Plan, as amended [Incorporated by reference to
        Exhibit 4.1 to the Company's Form S-8 Registration Statement (Registration No. 333-34310)]
(11) Statement regarding computation of per share earnings (included in Part 1, page 5).
(27)    Financial data schedule.