Form 10-Q
period 2000-06-30
FISERV INC
filed 2000-07-25
CIK 798354

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
       For the quarterly period ended June 30, 2000
                                           or
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
       For the transition period from__________________to_____________________

                        Commission file number 0-14948
                                               -------

                                 FISERV, INC.
          ----------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                WISCONSIN                               39-1506125
   -----------------------------------           ------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

    255 FISERV DRIVE, BROOKFIELD, WI                       53045
-----------------------------------------               ------------
 (Address of principal executive office)                 (Zip Code)

                                (262) 879 5000
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 14, 2000, there were 123,224,000 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


                         FISERV, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                     Three Months Ended         Six Months Ended
                                           June 30,                 June 30,
                                     2000        1999          2000        1999
                                    --------------------      --------------------
Revenues                            $416,434    $343,252      $812,836    $680,381
                                    --------------------      --------------------
Cost of revenues:
Salaries, commissions and payroll
 related costs                       198,029     163,619       387,601     323,165
Data processing expenses, rentals
 and telecommunication costs          28,457      26,904        56,569      57,524
Other operating expenses              78,371      69,510       153,598     133,483
Depreciation and amortization of
 property and equipment               17,419      14,891        34,168      29,659
Amortization of intangible assets     15,626       4,825        22,802       9,373
Amortization (capitalization) of
 internally generated computer
 software-net                           (856)        989          (244)      4,040
                                    --------------------      --------------------
Total cost of revenues               337,046     280,738       654,494     557,244
                                    --------------------      --------------------
Operating income                      79,388      62,514       158,342     123,137
Interest expense - net                (6,000)     (4,315)      (11,806)     (8,300)
Realized gain from sale of
 investment                            2,928           -         2,928           -
                                    --------------------      --------------------
Income before income taxes            76,316      58,199       149,464     114,837
Income tax provision                  31,289      23,861        61,280      47,083
                                    --------------------      --------------------
Net income                           $45,027     $34,338       $88,184     $67,754
                                    ====================      ====================

Net income per share:
 Basic                                 $0.37       $0.28         $0.72       $0.55
                                    ====================      ====================
 Diluted                               $0.36       $0.27         $0.70       $0.53
                                    ====================      ====================

Shares used in computing net income per share:
 Basic                               122,991     123,498       122,807     123,364
                                    ====================      ====================
 Diluted                             126,401     127,302       125,972     127,591
                                    ====================      ====================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)




                                                  June 30,    December 31,
                                                    2000          1999
                                               ---------------------------
                                                (Unaudited)
ASSETS
Cash and cash equivalents                           $72,513        $80,554
Accounts receivable-net                             242,540        235,350
Securities processing receivables                 2,744,627      2,196,068
Prepaid expenses and other assets                    98,747         89,378
Trust account investments                         1,418,519      1,298,120
Other investments                                   291,987        335,573
Property and equipment-net                          209,943        195,333
Internally generated computer software-net           76,416         75,263
Intangible assets-net                               838,677        802,071
                                               ---------------------------
Total                                            $5,993,969     $5,307,710
                                               ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                    $66,987        $66,400
Securities processing payables                    2,236,447      1,764,382
Short-term borrowings                               271,300        234,350
Accrued expenses                                    167,092        176,443
Accrued income taxes                                 28,434         12,736
Deferred revenues                                   134,919        131,476
Trust account deposits                            1,431,019      1,298,120
Deferred income taxes                                42,963         59,963
Long-term debt                                      457,249        472,824
                                               ---------------------------
Total liabilities                                 4,836,410      4,216,694
                                               ---------------------------
Shareholders' equity:
Common stock issued, 125,387,700 shares               1,254          1,254
Additional paid-in capital                          456,493        458,550
Accumulated other comprehensive income               87,805        125,026
Accumulated earnings                                664,694        576,510
Treasury stock, at cost, 2,167,900 and
2,804,400 shares, respectively                      (52,687)      (70,324)
                                               ---------------------------
Total shareholders' equity                        1,157,559      1,091,016
                                               ---------------------------
Total                                            $5,993,969     $5,307,710
                                               ===========================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                           2000         1999
                                                         ---------------------
Cash flows from operating activities:
Net income                                                $88,184      $67,754
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Deferred income taxes                                      8,209        6,111
 Depreciation and amortization of property and equipment   34,168       29,659
 Amortization of intangible assets                         22,802        9,373
 Amortization of internally generated computer software    19,085       19,256
                                                         ---------------------
                                                          172,448      132,153
Changes in assets and liabilities, net of effects from
 acquisitions of businesses:
 Accounts receivable                                        2,533       22,937
 Prepaid expenses and other assets                         (8,826)       8,620
 Accounts payable and accrued expenses                    (14,531)     (11,499)
 Deferred revenues                                          3,114          717
 Accrued income taxes                                      24,698        4,632
 Securities processing receivables and payables - net     (76,494)     (36,201)
                                                         ---------------------
Net cash provided by operating activities                 102,942      121,359
                                                         ---------------------
Cash flows from investing activities:
 Capital expenditures                                     (43,563)     (35,808)
 Capitalization of internally generated computer
  software                                                (19,329)     (15,216)
 Payment for acquisitions of businesses, net of cash
  acquired                                                (48,691)     (87,250)
 Investments                                              232,615     (188,811)
                                                         ---------------------
Net cash provided by (used in) investing activities       121,032     (327,085)
                                                         ---------------------
Cash flows from financing activities:
 Proceeds from short-term obligations - net                36,950       40,240
 Proceeds from (repayments of) long-term
  obligations - net                                       (16,598)       2,679
 Issuance of common stock                                  16,463        5,113
 Purchases of treasury stock                               (9,884)         -
 Trust account deposits                                  (258,946)     148,575
                                                         ---------------------
Net cash (used in) provided by financing activities      (232,015)     196,607
                                                         ---------------------
Change in cash and cash equivalents                        (8,041)      (9,119)
Beginning balance                                          80,554       71,558
                                                         ---------------------
Ending balance                                            $72,513      $62,439
                                                         =====================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated financial statements for the three and six month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the Company).

2. Shares Used in Computing Net Income per Share

                                               Three Months Ended          Six Months Ended
                                                   June 30,                    June 30,
                                                2000          1999          2000         1999
                                              -------------------------------------------------
Weighted average number of common                             (In thousands)
 shares outstanding-basic                     122,991       123,498       122,807       123,364
Common stock equivalents                        3,410         3,804         3,165         4,227

Weighted average number of common and         -------------------------------------------------
common equivalent shares outstanding-diluted  126,401       127,302       125,972       127,591
                                              =================================================

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

3. Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax liability consisted of the following:

                                              June 30,     December 31,
                                                2000          1999
                                              ------------------------
                                                  (In thousands)
Unrealized gain on investments                 $61,937       $87,162
Internally generated capitalized software       31,331        30,858
Excess of tax over book depreciation and
  amortization                                  19,212        19,438
Other                                           17,094         9,268
Purchased incomplete software technology       (45,357)      (47,663)
Accrued expenses not currently deductible      (27,218)      (25,407)
Deferred revenues                              (14,036)      (13,693)
                                              ------------------------
Total                                          $42,963       $59,963
                                              ========================

4. Supplemental Cash Flow Information

                                                Six Months Ended
                                                   June 30,
                                               2000          1999
                                           ----------------------
                                                (In thousands)
Interest paid                              $15,130       $11,828
Income taxes paid                           29,402        38,002
Liabilities assumed in acquisitions of
  businesses                               397,313       199,878

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues.

                                              Three Months Ended          Six Months Ended
                                                  June 30,                    June 30,
                                               2000     1999               2000     1999
                                              --------------------------------------------
                                                             (Percent of Revenues)
Revenues                                       100.0%   100.0%             100.0%   100.0%
                                              --------------------------------------------
Salaries and related costs                       47.6     47.7               47.7     47.5
Data processing costs                             6.8      7.8                6.9      8.4
Other operating expenses                         18.8     20.3               18.9     19.6
Depreciation and amortization                     4.2      4.3                4.2      4.4
Amortization of intangible assets                 3.7      1.4                2.8      1.4
Amortization (capitalization) of software--net   (0.2)     0.3               (0.0)     0.6
                                              ----------------            ----------------
Total cost of revenues                           80.9     81.8               80.5     81.9
                                              ----------------            ----------------
Operating income                                 19.1     18.2               19.5     18.1
                                              ================            ================

Revenues
Revenues increased 21.3% from $343.3 million in the second quarter of 1999 to $416.4 million in the current second quarter, and 19.5% from $680.4 million in the first six months of 1999 to $812.8 million in the comparable current period. Revenue growth was derived from sales to new clients, cross-sales to existing clients, growth in transaction volume experienced by existing clients, price increases and revenues from acquired businesses. Revenues from acquired businesses approximated 45% of total revenue growth in the first six months of 2000.

Cost of Revenues
Cost of revenues increased 20.1% from $280.7 million in the second quarter of 1999 to $337.0 million in the current second quarter, and 17.5% from $557.2 million in the first six months of 1999 to $654.5 million in the first six months of 2000. The make up of cost of revenues has been affected by business acquisitions, changes in the mix of the Company's business and operational efficiencies.

Amortization of Intangible Assets
Amortization of intangible assets increased from $4.8 million in the second quarter of 1999 to $15.6 million in the current second quarter, and from $9.4 million in the first six months of 1999 to $22.8 million in the first six months of 2000. During the second quarter of 2000, the Company recorded a charge of $8.0 million for impairment of goodwill associated with consolidation of certain ancillary product lines in the Company's software businesses.

Operating Income
Operating income increased 27.0% from $62.5 million in the second quarter of 1999 to $79.4 million in the current second quarter, and increased 28.6% from $123.1 million in the first six months of 1999 to $158.3 million in the first six months of 2000. As a percentage of revenues, operating margins were higher during both the second quarter and first six months of 2000 when compared to the prior year periods due primarily to increased operating leverage of existing operations and higher operating margins associated with certain acquisitions.

Realized Gain from Sale of Investment
During the second quarter of 2000, the Company sold 100,000 shares of Knight Trading Group, Inc. resulting in a realized gain of $2.9 million. As of June 30, 2000, the Company owns 3,304,930 shares of Knight Trading Group, Inc.

Income Tax Provision
Income taxes were computed at 41% in both 2000 and 1999. The 41% rate is expected to apply throughout the current year.

Net Income
Net income for the second quarter increased 31.1% from $34.3 million in 1999 to $45.0 million in 2000. Net income for the first six months increased 30.2% from $67.8 million in 1999 to $88.2 million in 2000. Net income per share--diluted for the second quarter was $.34 in 2000, before recognizing $.02 per share from the realized gain on sale of investment, compared to $.27 in 1999. Net income per share--diluted for the first six months of 2000 was $.68, before recognizing $.02 per share from the realized gain on sale of investment, compared to $.53 in the comparable 1999 period.

Business Segment Information
The Company is a leading independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company's operations have been classified into three business segments: Financial institution outsourcing, systems and services; Securities processing and trust services; and "All other and corporate". Summarized financial information by business segment is as follows:

                                              Three Months Ended          Six Months Ended
                                                   June 30,                    June 30,
                                              2000          1999          2000          1999
                                            ----------------------     -----------------------
                                                              (In thousands)
Revenues:
Financial institution outsourcing, systems
and services                                $313,092      $262,423      $606,180      $522,809
Securities processing and trust services      87,727        65,868       174,174       127,130
All other and corporate                       15,615        14,961        32,482        30,442
                                            --------      --------      --------      --------
Total                                       $416,434      $343,252      $812,836      $680,381
                                            --------      --------      --------      --------
Operating income:
Financial institution outsourcing, systems
and services                                 $60,519       $45,144      $109,855       $89,415
Securities processing and trust services      20,449        18,624        50,396        36,000
All other and corporate                       (1,580)       (1,254)       (1,909)       (2,278)
                                            --------      --------      --------      --------
Total                                        $79,388       $62,514      $158,342      $123,137
                                            --------      --------      --------      --------

Revenues in the financial institution outsourcing, systems and services business segment increased from $262.4 million in the second quarter of 1999 to $313.1 million in the current second quarter, and increased from $522.8 million in the first six months of 1999 to $606.2 million in the comparable current period. Operating income in the financial institution outsourcing, systems and services business segment increased from $45.1 million in the second quarter of 1999 to $60.5 million in the current second quarter, and increased from $89.4 million in the first six months of 1999 to $109.9 million in the first six months of 2000. Operating income and margin increases over prior periods were primarily due to continued revenue growth, increased operating leverage of existing operations and the impact of certain acquisitions.

Revenues in the securities processing and trust services business segment increased from $65.9 million in the second quarter of 1999 to $87.7 million in the current second quarter, and increased from $127.1 million in the first six months of 1999 to $174.2 million in the comparable current period. Year-to-date revenue growth was primarily derived from increased transaction volumes from existing clients and from the acquisitions of JWGenesis Clearing Corporation acquired in June 1999 and Resources Trust Company acquired in May 2000. Operating income in this business segment increased from $18.6 million in the second quarter of 1999 to $20.4 million in the current second quarter, and increased from $36.0 million in the first six months of 1999 to $50.4 million in the first six months of 2000. Operating margins in the second quarter were lower than the prior period due to several factors including stronger trust services revenue which generates a lower margin than securities processing services and an increase in reserves for customer receivables. Year-to-date operating margins were consistent with the comparable prior period.

Liquidity and Capital Resources
The following table summarizes the Company's primary sources (uses) of funds for the six months ended June 30, 2000 and 1999:

                                                           2000          1999
                                                         ----------------------
                                                            (In thousands)
Cash provided by operating activities before changes
in securities processing receivables and payables--net   $179,436      $157,560
Securities processing receivables and payables--net       (76,494)      (36,201)
                                                         ----------------------
Cash provided by operating activities                     102,942       121,359
Proceeds from short-term obligations--net                  36,950        40,240
Proceeds from (repayments of) long-term obligations--net  (16,598)        2,679
Increase in investments                                   (26,331)      (40,236)
                                                         ----------------------
TOTAL                                                     $96,963      $124,042
                                                         ======================

Long-term obligations amounted to $457.2 million at June 30, 2000 and included $343.6 million advanced under an aggregate of $575 million in revolving credit facilities. The Company has used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or issuances of securities.



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


  (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter ended June 30, 2000.














                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fiserv, Inc.
                                   -----------------
                                   (Registrant)



Date    July 24, 2000              by    /s/ Kenneth R. Jensen
        -------------              ---------------------------------------------
                                         KENNETH R. JENSEN
                                         Senior Executive Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Assistant Secretary

                                 FISERV, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                 For the Quarterly Period ended June 30, 2000



(11) Statement regarding computation of per share earnings (included in Part 1, page 5).
(27) Financial data schedule.