Form 10-Q
period 2000-09-30
FISERV INC
filed 2000-10-24
CIK 798354

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.
     For the quarterly period ended September 30, 2000

                                      or

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
     For the transition period from_______________________to___________________

                        Commission file number 0-14948
                                               -------

                                 FISERV, INC.
            -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             WISCONSIN                                        39-1506125
   ---------------------------------                   -------------------------
   (State or other jurisdiction of                        (I. R. S. Employer
    incorporation or organization)                        Identification No.)

 255 FISERV DRIVE, BROOKFIELD, WI                              53045
-----------------------------------------                    ----------
 (Address of principal executive office)                     (Zip Code)

                                (262) 879 5000
                               ----------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 12, 2000, there were 123,712,000 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


                         FISERV, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                        September 30,
                                                  2000           1999                2000           1999
                                             ------------------------------------------------------------
Revenues                                       $406,189       $352,663          $1,219,025     $1,033,044
Cost of revenues:                            ------------------------------------------------------------
Salaries, commissions and payroll
 related costs                                  198,617        171,174             586,218        494,339
Data processing expenses, rentals
 and telecommunication costs                     27,405         27,346              83,974         84,870
Other operating expenses                         74,290         67,014             227,888        200,497
Depreciation and amortization of
 property and equipment                          18,249         16,132              52,417         45,791
Amortization of intangible assets                 8,357          5,359              31,159         14,732
Amortization of internally generated
 computer software-net                            1,048          1,069                 804          5,109
                                             ------------------------------------------------------------
Total cost of revenues                          327,966        288,094             982,460        845,338
                                             ------------------------------------------------------------
Operating income                                 78,223         64,569             236,565        187,706
Interest expense - net                           (5,295)        (4,913)            (17,101)       (13,213)
Realized gain from sale of investment             2,907              0               5,835              0
                                             ------------------------------------------------------------
Income before income taxes                       75,835         59,656             225,299        174,493
Income tax provision                             31,093         24,459              92,373         71,542
                                             ------------------------------------------------------------
Net income                                     $ 44,742       $ 35,197          $  132,926     $  102,951
                                             ============================================================
Net income per share:
 Basic                                         $   0.36       $   0.29          $     1.08     $     0.83
                                             ============================================================
 Diluted                                       $   0.35       $   0.28          $     1.05     $     0.81
                                             ============================================================
Shares used in computing net income per share:
 Basic                                          123,434        123,226             123,016        123,318
                                             ============================================================
 Diluted                                        127,045        125,974             126,330        127,052
                                             ============================================================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                           September 30,           December 31,
                                                               2000                    1999
                                                         -------------------------------------
                                                            (Unaudited)
ASSETS
Cash and cash equivalents                                    $   93,927              $   80,554
Accounts receivable - net                                       263,924                 235,350
Securities processing receivables                             2,804,710               2,196,068
Prepaid expenses and other assets                                92,949                  89,378
Trust account investments                                     1,361,012               1,298,120
Other investments                                               329,160                 335,573
Property and equipment-net                                      207,877                 195,333
Internally generated computer software - net                     89,488                  90,292
Intangible assets - net                                         857,955                 787,042
                                                         --------------------------------------
Total                                                        $6,101,002              $5,307,710
                                                         ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                             $   79,093              $   66,400
Securities processing payables                                2,388,260               1,764,382
Short-term borrowings                                           181,600                 234,350
Accrued expenses                                                183,219                 176,443
Accrued income taxes                                             10,332                  12,736
Deferred revenues                                               129,605                 131,476
Trust account deposits                                        1,373,175               1,298,120
Deferred income taxes                                            58,940                  59,963
Long-term debt                                                  466,223                 472,824
                                                         --------------------------------------
Total liabilities                                             4,870,447               4,216,694
                                                         --------------------------------------

Shareholders' equity:
Common stock issued, 125,387,700 shares                           1,254                   1,254
Additional paid-in capital                                      454,136                 458,550
Accumulated other comprehensive income                          105,360                 125,026
Accumulated earnings                                            709,436                 576,510
Treasury stock, at cost, 1,688,200 and
  2,804,400 shares, respectively                                (39,631)                (70,324)
                                                         --------------------------------------
Total shareholders' equity                                    1,230,555               1,091,016
                                                         --------------------------------------
Total                                                        $6,101,002              $5,307,710
                                                         ======================================

See notes to consolidated financial statements.

                        FISERV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                               Nine Months Ended
                                                                                September 30,
                                                                           2000               1999
                                                                        -----------------------------
Cash flows from operating activities:
Net income                                                              $ 132,926           $ 102,951
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Deferred income taxes                                                     10,588               7,132
 Depreciation and amortization of property and equipment                   52,417              45,791
 Amortization of intangible assets                                         31,159              14,732
 Amortization of internally generated computer software                    26,537              26,221
                                                                        -----------------------------
                                                                          253,627             196,827

Changes in assets and liabilities, net of effects from
 acquisitions of businesses:
 Accounts receivable                                                      (19,409)             20,141
 Prepaid expenses and other assets                                         (2,063)              7,809
 Accounts payable and accrued expenses                                      9,876               6,043
 Deferred revenues                                                         (2,159)             (6,304)
 Accrued income taxes                                                      16,597               5,675
 Securities processing receivables and payables - net                      15,236             (54,873)
                                                                        -----------------------------
Net cash provided by operating activities                                 271,705             175,318
                                                                        -----------------------------
Cash flows from investing activities:
 Capital expenditures                                                     (58,266)            (52,663)
 Capitalization of internally generated computer software                 (25,733)            (21,112)
 Payment for acquisitions of businesses, net of cash acquired             (88,440)           (200,428)
 Investments                                                              283,999            (287,503)
                                                                        -----------------------------
Net cash provided by (used in) investing activities                       111,560            (561,706)
                                                                        -----------------------------
Cash flows from financing activities:
 Proceeds from (repayments of) short-term obligations - net               (52,750)             30,662
 Proceeds from (repayments of) long-term obligations - net                 (7,629)            113,153
 Purchases of treasury stock                                               (9,884)            (20,103)
 Issuance of common stock                                                  17,161               5,601
 Trust account deposits                                                  (316,790)            261,420
                                                                        -----------------------------
Net cash provided by (used in) financing activities                      (369,892)            390,733
                                                                        -----------------------------
Change in cash and cash equivalents                                        13,373               4,345
Beginning balance                                                          80,554              71,558
                                                                        -----------------------------
Ending balance                                                          $  93,927           $  75,903
                                                                        =============================

See notes to consolidated financial statements.


                         FISERV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Certain amounts reported in 1999 have been reclassified to conform to the 2000 presentation. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries ("the Company").

2. Shares used in computing Net Income per Share


                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                        2000          1999                2000           1999
                                                     ----------------------------------------------------------
Weighted average number of common                                          (In thousands)
 shares outstanding-basic                              123,434       123,226             123,016        123,318
Common stock equivalents                                 3,611         2,748               3,314          3,734
                                                     ----------------------------------------------------------
Weighted average number of common and
common equivalent shares outstanding-diluted           127,045       125,974             126,330        127,052
                                                     ==========================================================

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

3. Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax liability consisted of the following:



                                                 September 30,      December 31,
                                                     2000              1999
                                                 -------------------------------
                                                          (in thousands)
Unrealized gain on investments                     $ 74,684          $ 87,162
Internally generated capitalized software            36,690            36,858
Excess of tax over book depreciation and
  amortization                                       16,775            13,438
Other                                                15,153             9,268
Purchased incomplete software technology            (44,204)          (47,663)
Accrued expenses not currently deductible           (28,173)          (25,407)
Deferred revenues                                   (11,985)          (13,693)
                                                 -------------------------------
Total                                              $ 58,940          $ 59,963
                                                 ===============================

4. Supplemental Cash Flow Information


                                               Nine Months Ended
                                                  September 30,
                                              ---------------------
                                                2000         1999
                                                  (in thousands)
Interest paid                                 $ 20,941     $ 16,630
Income taxes paid                               66,255       55,627
Liabilities assumed in acquisitions of
  businesses                                   401,520      250,391

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues.

                                                          Three  Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                       2000                  1999            2000             1999
                                                  ---------------------------------------------------------------------
                                                                             (Percent of Revenues)
Revenues                                               100.0%              100.0%            100.0%           100.0%
                                                  ---------------------------------------------------------------------
Salaries and related costs                              48.9                48.5              48.1             47.9
Data processing costs                                    6.7                 7.8               6.9              8.2
Other operating expenses                                18.3                19.0              18.7             19.4
Depreciation and amortization                            4.5                 4.6               4.3              4.4
Amortization of intangible assets                        2.0                 1.5               2.5              1.4
Amortization of software-net                             0.3                 0.3               0.1              0.5
                                                  ----------------------------------     ------------------------------
Total cost of revenues                                  80.7                81.7              80.6             81.8
                                                  ----------------------------------     ------------------------------
Operating income                                        19.3                18.3              19.4             18.2
                                                  ==================================     ==============================

Revenues
Revenues increased 15.2% from $352.7 million in the third quarter of 1999 to $406.2 million in the current third quarter and 18.0% from $1,033.0 million in the first nine months of 1999 to $1,219.0 million in the comparable current period. Revenue growth was derived from sales to new clients, cross-sales to existing clients, growth in transaction volume experienced by existing clients, price increases and revenues from acquired businesses. Revenues from acquired businesses approximated 45% of total revenue growth in the first nine months of 2000.

Cost of Revenues
Cost of revenues increased 13.8% from $288.1 million in the third quarter of 1999 to $328.0 million in the current third quarter, and 16.2% from $845.3 million in the first nine months of 1999 to $982.5 million in the first nine months of 2000. The make up of cost of revenues has been affected by business acquisitions, changes in the mix of the Company's business and operational efficiencies.

Operating Income
Operating income increased 21.1% from $64.6 million in the third quarter of 1999 to $78.2 million in the current third quarter, and increased 26.0% from $187.7 million in the first nine months of 1999 to $236.6 million in the first nine months of 2000. As a percentage of revenues, operating margins were higher during both the third quarter and first nine months of 2000 when compared to the prior year periods due primarily to increased transaction volume and increased operating leverage of existing operations.

Realized Gain from Sale of Investment
During the first nine months of 2000, the Company sold 200,000 shares of Knight Trading Group, Inc. resulting in a realized gain of $5.8 million. As of September 30, 2000, the Company owns 3,204,930 shares of Knight Trading Group, Inc.

Income Tax Provision
Income taxes were computed at 41% in both 2000 and 1999. The 41% rate is expected to apply throughout the current year.

Net Income
Net income for the third quarter increased 27.1% from $35.2 million in 1999 to $44.7 million in 2000. Net income for the first nine months increased 29.1% from $103.0 million in 1999 to $132.9 million in 2000. Net income per share-diluted for the third quarter was $0.34 in 2000, before recognizing a $0.01 per share realized gain from sale of investment, compared to $0.28 in 1999. Net income per share-diluted for the first nine months of 2000 was $1.02, before recognizing a $0.03 per share realized gain from sale of investment, compared to $0.81 in the comparable 1999 period.

Business Segment Information
The Company is a leading independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company's operations have been classified into three business segments: Financial institution outsourcing, systems and services; Securities processing and trust services and "All other and corporate". Summarized financial information by business segment is as follows:

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                           2000             1999         2000            1999
                                                        ---------------------------   ---------------------------
                                                                            (In thousands)
Revenues:
Financial institution outsourcing, systems
and services                                                $307,135      $270,264       $  913,315      $  793,073
Securities processing and trust services                      82,672        66,428          256,846         193,558
All other and corporate                                       16,382        15,971           48,864          46,413
                                                          -----------   -----------    -------------   -------------
Total                                                       $406,189      $352,663       $1,219,025      $1,033,044
                                                          -----------   -----------    -------------   -------------
Operating income:
Financial institution outsourcing, systems
and services                                                $ 56,893      $ 48,203       $  166,748      $  137,618
Securities processing and trust services                      22,383        16,980           72,779          52,980
All other and corporate                                       (1,053)         (614)          (2,962)         (2,892)
                                                          -----------   -----------    -------------   -------------
Total                                                       $ 78,223      $ 64,569       $  236,565      $  187,706
                                                          -----------   -----------    -------------   -------------


Revenues in the financial institution outsourcing, systems and services business segment increased from $270.3 million in the third quarter of 1999 to $307.1 million in the current third quarter, and increased from $793.1 million in the first nine months of 1999 to $913.3 million in the comparable current period. Operating income in the financial institution outsourcing, systems and services business segment increased from $48.2 million in the third quarter of 1999 to $56.9 million in the current third quarter, and increased from $137.6 million in the first nine months of 1999 to $166.7 million in the first nine months of 2000.

Revenues in the securities processing and trust services business segment increased from $66.4 million in the third quarter of 1999 to $82.7 million in the current third quarter, and increased from $193.6 million in the first nine months of 1999 to $256.8 million in the comparable current period. Year-to-date revenue growth was derived from sales to new clients, increased transaction volumes from existing clients and the acquisitions of JWGenesis Clearing Corporation in June 1999 and Resources Trust Company in May 2000. Operating income in this business segment increased from $17.0 million in the third quarter of 1999 to $22.4 million in the current third quarter, and increased from $53.0 million in the first nine months of 1999 to $72.8 million in the first nine months of 2000.

Liquidity and Capital Resources
The following table summarizes the Company's primary sources (uses) of funds during the nine months ended September 30, 2000 and 1999:

                                                                                 2000                   1999
                                                                            --------------         --------------
                                                                                        (In thousands)
Cash provided by operating activities before changes
in securities processing receivables and payables - net                         $256,469            $  230,191
Securities processing receivables and payables - net                              15,236               (54,873)
                                                                             ------------          ------------
Cash provided by operating activities                                            271,705               175,318
Proceeds from (repayments of) short-term obligations-net                         (52,750)               30,662
Proceeds from (repayments of) long-term obligations-net                           (7,629)              113,153
Increase in investments                                                          (32,791)              (26,083)
                                                                             ------------          ------------
Total                                                                           $178,535            $  293,050
                                                                             ============          ============

Long-term obligations amounted to $466.2 million at September 30, 2000 and included $369.2 million advanced under an aggregate of $575.0 million in revolving credit facilities. The Company has used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or issuances of securities.

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

     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended September 30, 2000.









                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Fiserv, Inc.
                                        ---------------
                                        (Registrant)



Date         October 23, 2000           by     /s/ Kenneth R. Jensen
             ------------               --------------------------------------
                                        KENNETH R. JENSEN
                                        Senior Executive Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Assistant Secretary

                                 FISERV, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
               For the Quarterly Period ended September 30, 2000



(11) Statement regarding computation of per share earnings (included in Part 1, page 5).
(27)   Financial data schedule.