Form 10-K
period 2000-12-31
FISERV INC
filed 2001-02-27
CIK 798354

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NO. 0-14948

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

                         Common Stock, $0.01 Par Value
                         -----------------------------
                               (Title of Class)

                        Preferred Stock Purchase Rights
                        -------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2001: $6,427,897,972

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2001: 124,060,757

DOCUMENTS INCORPORATED BY REFERENCE:
2000 Annual Report to Shareholders - Parts II, IV
Proxy Statement for March 29, 2001, Annual Meeting of Shareholders - Part III

                         FISERV, INC. AND SUBSIDIARIES
                                   FORM 10-K
                               December 31, 2000

PART I                                                                            Page
------                                                                            ----

     Item 1.     Business                                                            1

     Item 2.     Properties                                                          8

     Item 3.     Legal Proceedings                                                   9

     Item 4.     Submission of Matters to a Vote of Security Holders                 9

                 Executive Officers of the Registrant                                9

PART II
--------

     Item 5.     Market for the Registrant's Common Equity and Related
                 Shareholder Matters                                                10

     Item 6.     Selected Financial Data                                            10

     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                10

     Item 7a.    Quantitative and Qualitative Disclosure about Market Risk          10

     Item 8.     Financial Statements and Supplementary Data                        10

     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                10

PART III
--------

     Item 10.    Directors and Executive Officers of the Registrant                 10

     Item 11.    Executive Compensation                                             10

     Item 12.    Security Ownership of Certain Beneficial Owners and Management     10

     Item 13.    Certain Relationships and Related Transactions                     10

PART IV
-------

     Item 14.    Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                                           11

================================================================================

                                    PART  I

================================================================================

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe future plans, objectives or goals of Fiserv, Inc. ("Fiserv" or the "Company") are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect results include, among others, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices and other factors discussed in the Company's prior filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

     Headquartered in Brookfield, Wisconsin, Fiserv provides information management technology and related services to banks, broker-dealers, credit unions, financial planners and investment advisers, insurance companies, leasing companies, mortgage lenders and savings institutions. The Company operates centers nationwide for full-service financial data processing, software system development, item processing and check imaging, technology support and related product businesses. In addition, the Company has business support centers in Australia, Colombia, Indonesia, the Philippines, Poland, Singapore and the United Kingdom.

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

     Moreover, Fiserv expects that the industry will continue to require significant commitments of capital and human resources to the information systems requirements, to require application of more specialized systems and to require development, maintenance and enhancement of applications software. Fiserv believes that economies of scale in data processing operations are essential to justify the required level of expenditures and commitment of human resources.

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

     To capitalize on these industry trends and to become the premier provider of data processing products and related services, Fiserv has implemented a strategy of continuing to develop new products, improving the cost effectiveness of services provided to clients, aggressively soliciting new clients, and making both opportunistic and strategic acquisitions.

Acquisition History
-------------------

Formed  Acquired      Company                                                Service
=========================================================================================================
1964    July    1984  First Data Processing, Milwaukee, WI                   Data processing
1971    July    1984  Sunshine State Systems, Tampa, FL                      Data processing
1966    Nov.    1984  San Antonio, Inc., San Antonio, TX                     Data processing

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

Formed  Acquired       Company                                                Service
==============================================================================================
1967    Nov.   1988    Valley Federal Data Services, Los Angeles, CA          Data processing
1984    Dec.   1988    Northeast Savings Data Services, Hartford, CT          Data processing

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

Formed  Acquired       Company                                                Service
===============================================================================================================
1983    Jan.   1996    UniFi, Inc., Fort Lauderdale, FL                       Software & services
1982    Nov.   1996    Bankers Pension Services, Inc., Tustin, CA             DP for retirement planning

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

1994    Jan.   1999    QuestPoint, Philadelphia, PA                           Item processing
1981    Feb.   1999    Eldridge & Associates, Lafayette, CA                   PC-based financial systems
1984    Feb.   1999    RF/Spectrum Decision Science Corporation, Oakland, CA  Software & services
1978    Mar.   1999    FIPSCO, Inc., Des Plaines, IL                          Insurance marketing systems
1987    Apr.   1999    Progressive Data Solutions, Inc./Infinity Software     Insurance software systems
                       Systems, Inc., Orlando, FL
1973    June   1999    JWGenesis Clearing Corporation, Boca Raton, FL         Securities services
1987    June   1999    Alliance ADS, Redwood Shores, CA                       Imaging technology
1962    Aug.   1999    Envision Financial Technologies, Inc., Chicago, IL     Data processing
1995    Oct.   1999    Pinehurst Analytics, Inc., Chapel Hill, NC             PC-based financial systems
1982    Dec.   1999    Humanic Design Corporation, Mahwah, NJ                 Software & services

1983    Jan.   2000    Patterson Press, Inc., Nashville, TN                   Card services
1982    May    2000    Resources Trust Company, Denver, CO                    DP for retirement planning
1986    Sept.  2000    National Flood Services, Inc., Kalispell, MT           Insurance data processing

Information Technology Services
-------------------------------

      Fiserv is a technology company focused on helping financial services providers meet the challenges and opportunities of today's dynamic financial marketplace. The Company's core business is serving the needs of banking, lending, insurance, financial planners and securities providers. With its wide array of industry-specific products, Fiserv clients can satisfy their customers' growing desire for anywhere, anytime financial services. The Company's operations have been classified into three business segments: Financial institution outsourcing, systems and services; Securities processing and trust services; and All other and corporate. The Financial institution outsourcing, systems and services business segment provides account and transaction processing solutions and services to financial institutions and other financial intermediaries. The Securities processing and trust services business segment provides securities processing solutions and retirement plan administration services to brokerage firms, financial planners and financial institutions. The All other and corporate business segment provides plastic card services and document solutions, and includes general corporate expenses. The following discussion covers the two major operating segments:

     Financial Institution Outsourcing, Systems and Services. Account processing
     --------------------------------------------------------
is a core requirement of every financial institution. It's also vital to the operations of brokerage firms and insurance companies. No matter how the industry may consolidate and evolve, Fiserv expects that there will always remain the need for account processing. That's where Fiserv is positioned--as a leader in financial information management.

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

     Fiserv products, services and software solutions are available through multiple delivery channels to financial institutions in the United States, and many of its systems have applications designed for the unique requirements of financial institutions operating outside of North America. Fiserv international teams develop, sell, install and support core banking and delivery channel integration solutions for a wide range of international banks and financial services companies located in over 60 countries.

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

     Fiserv insurance solutions include administration services and software for life, annuity, health insurance, property/casualty, flood and workers compensation; award-winning claims workstation software; comprehensive financial accounting systems; computer-based training for insurance and securities; and electronic sales platforms that can be delivered over the Internet.

     Securities Processing and Trust Services. The securities business is about
     -----------------------------------------
transactions and volume; advanced technology that makes executing and clearing trades faster, easier and more economical; and service excellence and customer satisfaction. Fiserv has accumulated the technology resources and industry knowledge required to meet the needs of brokerage firms and financial institutions that are expanding into this business.

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

     "The Client Comes First" is one of the Company's founding principles. It is a belief backed by a dedication to providing ongoing client service and support--no matter the client size.

     The Company believes its commitment of substantial resources to training and technical support helps retain Fiserv clients. Fiserv conducts the majority of its new and ongoing client training in its technology centers, where the Company maintains fully equipped demonstration and training facilities containing equipment used in the delivery of Fiserv services. Fiserv also provides local and on-site training services.

     Fiserv has been an international company since 1986, when its retail banking products were first launched throughout Europe, Asia and Latin America. Since then, the Company has grown an impressive infrastructure for supporting clients in international markets. Fiserv currently maintains international support staffs in Australia, Colombia, Indonesia, the Philippines, Poland, Singapore and the United Kingdom.

Product Development
-------------------

     In order to meet the changing technology needs of the clients served by Fiserv, the Company continually develops, maintains and enhances its systems. Resources applied to product development and maintenance are believed to be approximately 8% to 10% of Company revenues, about half of which is dedicated to software development.

     The Fiserv network of development and financial information technology centers applies the shared expertise of multiple Fiserv teams to design, develop and maintain specialized processing systems around the leading technology platforms. The applications of its account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market-specific financial service environments of the Company's many clients.

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

     Fiserv provides a dedicated solution designed, developed, maintained and enhanced according to each client's goals for service quality, business development, asset/liability mix, local market positioning and other user-defined parameters.

     Fiserv regards its software as proprietary and utilizes a combination of trade secrecy laws, internal security practices and employee non-disclosure agreements for protection. The Company believes that legal protection of its software, while important, is less significant than the knowledge and experience of the Company's management and personnel and their ability to develop, enhance and market new products and services. The Company believes that it holds all proprietary rights necessary for the conduct of its business.

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

     As trust companies under Colorado law, First Trust, Lincoln Trust and Resources Trust are subject to the regulations of the Colorado Division of Banking. First Trust, Lincoln Trust and Resources Trust historically have complied with such regulations and although no assurance can be given, the Company believes First Trust, Lincoln Trust and Resources Trust will continue to be able to comply with such regulations. Commencing in 1991, First Trust received approval of its application for Federal Deposit Insurance Corporation coverage of its customer deposits.

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

Employees
---------

     Fiserv employs approximately 14,000 specialists worldwide in its information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other direct experience in banks, credit unions, mortgage firms, savings and other financial services business environments.

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

Item 2.  Properties

  Fiserv currently operates full-service data centers, software system development centers and item processing and back-office support centers in 121 cities (113 in the United States): Birmingham, Alabama; Little Rock, Arkansas; Phoenix and Scottsdale, Arizona; Diamond Bar, Fresno, Lafayette, Moorpark, Oakland, Ontario, Orange, Redwood City, Sacramento, San Diego, San Leandro, Van Nuys and Walnut, California; Denver and Englewood, Colorado; Wallingford and Windsor, Connecticut; Boca Raton, Heathrow, Jacksonville, Lake Mary, Lake Wales, Maitland, Miami, Orlando, Plantation, Tampa and Titusville, Florida; Atlanta, Duluth, Macon, Marietta and Norcross, Georgia; Honolulu, Hawaii; Cedar Rapids and West Des Moines, Iowa; Arlington Heights, Chicago, Des Plaines, Marion and Rock Island, Illinois; Indianapolis and South Bend, Indiana; Topeka, Kansas; Bowling Green and Louisville, Kentucky; Baton Rouge and Kenner, Louisiana; Gaithersburg, Maryland; Braintree, Mansfield and Somerville, Massachusetts; Flint, Northville and Troy, Michigan; Eagan, Edina, Mendota Heights and Shoreview, Minnesota; Kansas City, Missouri; Kalispell, Montana; Lincoln and Omaha, Nebraska; Mahwah, New Providence and South Plainfield, New Jersey; Santa Fe, New Mexico; Fayetteville, Melville, New Hartford and New York, New York; Chapel Hill and Greensboro, North Carolina; Fargo, North Dakota; Cincinnati and Cleveland, Ohio; Oklahoma City, Oklahoma; Corvallis and Portland, Oregon; Bryn Mawr, Erie, King of Prussia, Malvern, Norristown, Philadelphia, Pittsburgh, Valley Forge and Williamsport, Pennsylvania; Newberry, South Carolina; Nashville, Tennessee; Addison, Austin, Beaumont, Dallas, Denton, Houston, San Antonio, Southlake and Stafford, Texas; Salt Lake City and Taylorsville, Utah; Williamsburg, Virginia; Bellevue, Kent and Seattle, Washington; and Brookfield, Milwaukee, New Berlin and Sheboygan, Wisconsin. International business centers are located in North Sydney, New South Wales, Australia; Bogota, Colombia; London and Uxbridge, Middlesex, England; Jakarta, Indonesia; Manila, Philippines; Warsaw, Poland; and Singapore, Singapore.

  The Company owns facilities in Brookfield, Corvallis, Greensboro, Kalispell, Lincoln, Marion, Moorpark, South Bend and Valley Forge; all other buildings in which centers are located are subject to leases expiring through 2002 and beyond. The Company owns or leases approximately 160 mainframe computers (Data General, Hewlett Packard, IBM, NCR, Tandem and Unisys). In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.

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

Executive Officers of the Registrant
------------------------------------

  The executive officers and other officers of the Company as of February 27, 2001, together with their ages, positions and business experience are described below:

Name                                   Age         Position
Leslie M. Muma                          56         President and Chief Executive Officer
Donald F. Dillon                        60         Chairman of the Board and Chairman of
                                                   Information Technology, Inc.
Kenneth R. Jensen                       57         Senior Executive Vice President, Chief
                                                   Financial Officer and Treasurer
Howard F. Arner                         60         President, Insurance Solutions Group
Norman J. Balthasar                     54         President and Chief Operating Officer, Financial
                                                   Institution Group
Robert H. Beriault                      49         President and Chief Operating Officer,
                                                   Securities Group
Thomas A. Neill                         51         President and Chief Operating Officer, Credit
                                                   Union and Industry Products Group
Gordon G. Rockafellow                   64         President and Chief Operating Officer, Trust
                                                   Services Group
Dean C. Schmelzer                       50         Executive Vice President - Marketing & Sales
Charles W. Sprague                      51         Executive Vice President, General Counsel,
                                                   Chief Administrative Officer and Secretary

  Mr. Muma has been a Director of the Company since it was established in 1984. He has served as President and Chief Operating Officer of the Company from 1984 to 1999, when he was named President and Chief Executive Officer.

  Mr. Dillon was named Chairman of the Board of Directors in July 2000. He served as Vice Chairman from 1995 to 2000. From 1976 to 1995, Mr. Dillon was co-founder and President of Information Technology, Inc. (ITI), a software and services organization that was acquired by the Company in 1995. Mr. Dillon also serves as Chairman of ITI.

  Mr. Jensen has been Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and a Director of the Company since it was established in 1984. He was named Senior Executive Vice President in 1986.

  Mr. Arner has been Corporate Executive Vice President and President of the Fiserv Insurance Solutions Group since 1998. Mr. Arner was Chief Executive Officer of Network Data Processing from 1994 to 1998, when it was acquired by the Company.

  Mr. Balthasar was named President and Chief Operating Officer of the Fiserv Financial Institution Group in 2000. He served as Corporate Executive Vice President and President-Savings and Community Bank Group from 1996 to 1999, when he was named President and Chief Operating Officer of the Fiserv Financial Institution Outsourcing Group. Mr. Balthasar has been with Fiserv and its predecessor company since 1974.

  Mr. Beriault was named President and Chief Operating Officer of the Fiserv Securities Group in 1999. He served as Corporate Executive Vice President and President-Securities Processing Group from 1998 to 1999. Mr. Beriault was President of Lincoln Trust Company from 1986 to 1995, when it was acquired by the Company.

  Mr. Neill was named President and Chief Operating Officer of the Fiserv Credit Union and Industry Products Group in 2000. Mr. Neill served as President and Chief Executive Officer of Basis Information Technologies, Inc. prior to its acquisition by Fiserv in 1993.

  Mr. Rockafellow was named President and Chief Operating Officer of the Fiserv Trust Services Group in 1999. He has served as Corporate Executive Vice President and President-Trust Group since 1996. Mr. Rockafellow was the President and CEO of First Trust Company from 1982 to 1985, when it was acquired by the Company, and served in that capacity until 1999.

  Mr. Schmelzer was named Corporate Executive Vice President, Marketing & Sales for the Company in 1992. Prior to joining Fiserv, he was Director of Commercial Analysis for IBM.

  Mr. Sprague has been Corporate Executive Vice President, General Counsel and Secretary since 1994, and Chief Administrative Officer of the Company since 1999. He has been involved with the Company's corporate and legal concerns since it was formed in 1984.

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

================================================================================

                                   PART  III

================================================================================

  Pursuant to Instruction G(3) for Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive Proxy Statement, which is expected to be filed pursuant to Regulation 14A on or before February 27, 2001.

================================================================================

                                    PART IV

================================================================================

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements:

         The consolidated financial statements of the Company as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, together with the report thereon of Deloitte & Touche LLP, dated January 26, 2001, appear on pages 23 through 44 of the Company's Annual Report to Shareholders, Exhibit 13 to this Form 10-K Annual Report, and are incorporated herein by reference.

(a) (2)  Financial Statement Schedule:
         The following financial statement schedule of the Company and related documents are included in this Report on Form 10-K:

                                                               Page
                                                               ----

         Independent Auditors' Report                           13
         Schedule II-Valuation and Qualifying Accounts          13


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K:
         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c)  Exhibits:
         The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    February 27, 2001
FISERV, INC.

By        /s/ Leslie M. Muma
          ----------------------------------------
          Leslie M. Muma
          President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 27, 2001.

Signature                               Capacity

/s/ Leslie M. Muma
----------------------------------
Leslie M. Muma                          Director, President and Chief Executive
                                        Officer

/s/ Donald F. Dillon
----------------------------------
Donald F. Dillon                        Chairman of the Board,
                                        Chairman-Information Technology, Inc.
/s/ Kenneth R. Jensen
----------------------------------
Kenneth R. Jensen                       Director, Senior Executive Vice
                                        President, Chief Financial Officer,
                                        Treasurer


/s/ George D. Dalton
-----------------------------------
George D. Dalton                        Director

/s/ Daniel P. Kearney
-----------------------------------
Daniel P. Kearney                       Director

/s/ Gerald J. Levy
-----------------------------------
Gerald J. Levy                          Director

/s/ L. William Seidman
-----------------------------------
L. William Seidman                      Director

/s/ Thekla R. Shackelford
-----------------------------------
Thekla R. Shackelford                   Director

                         INDEPENDENT AUDITORS' REPORT


Shareholders and Directors of Fiserv, Inc.:

We have audited the consolidated financial statements of Fiserv, Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 26, 2001; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Fiserv, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
--------------------------------------------
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
January 26, 2001



                                  SCHEDULE II
                       Valuation and Qualifying Accounts


                        Allowance for Doubtful Accounts

 Year Ended   Beginning        Charged
December 31,   Balance        to Expense        Write-offs       Balance
-----------  -----------    ---------------  ---------------  -------------
  2000      $11,606,000       $6,803,000      ($2,408,000)      $16,001,000
  1999        8,041,000        7,028,000       (3,463,000)       11,606,000
  1998        6,903,000        6,262,000       (5,124,000)        8,041,000

                                 EXHIBIT INDEX

Exhibit
Number                    Exhibit Description
------                    -------------------

3.1 Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K dated February 28, 2000 and incorporated herein by reference (File No. 0-14948)).

3.2 By-laws, as amended (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 25, 1999 and incorporated herein by reference (File No. 0-14948.))

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

4.3 Note Purchase Agreement dated as of May 17, 1995, as amended, among Fiserv, Inc., Teachers Insurance and Annuity Association of America, Massachusetts Mutual Life Insurance Company, Aid Association for Lutherans, Northern Life Insurance Company and Northwestern National Life Insurance Company. (Not being filed herewith, but will be provided to the Commission upon its request, pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K.)

4.4 Shareholder Rights Agreement (filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February 24, 1998, and incorporated herein by reference (File No. 0-14948.))

4.5 First Amendment to the Shareholder Rights Agreement (filed as Exhibit 4.3 to the Company's Form S-8 dated April 7, 2000, and incorporated herein by reference (File No. 333-34310.))

4.6   Second Amendment to the Shareholder Rights Agreement.

10.1 Fiserv, Inc. Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company's Form S-8 Registration Statement dated April 7, 2000, and incorporated herein by reference (File No. 333-34310.))

10.2 Fiserv, Inc. Executive Incentive Compensation Plan (filed as Exhibit A to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.)

13 2000 Annual Report to Shareholders (to the extent incorporated by reference herein).

21    List of Subsidiaries of the Registrant.

23    Independent Auditors' Consent.