Form 10-Q
period 2001-03-31
FISERV INC
filed 2001-04-24
CIK 798354

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended March 31, 2001

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    For the transition period from_______________________to_____________________

                        Commission file number 0-14948
                                               -------

                                 FISERV, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               WISCONSIN                               39-1506125
    -------------------------------                ------------------
    (State or other jurisdiction of                (I. R. S. Employer
     incorporation or organization)                Identification No.)

    255 FISERV DRIVE, BROOKFIELD, WI                      53045
 ---------------------------------------                ----------
 (Address of principal executive office)                (Zip Code)

                                (262) 879 5000
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 16, 2001, there were 124,340,000 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS


                         FISERV, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)



                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                2001                 2000
                                                                              -----------------------------
Revenues                                                                      $453,912             $396,402
                                                                              -----------------------------
Cost of revenues:
Salaries, commissions and payroll
 related costs                                                                 218,695              189,572
Data processing expenses, rentals
 and telecommunication costs                                                    29,605               28,112
Other operating expenses                                                        92,392               75,227
Depreciation and amortization of
 property and equipment                                                         18,305               16,749
Amortization of intangible assets                                                8,792                7,176
Amortization (capitalization) of internally generated
 computer software-net                                                            (482)                 612
                                                                              -----------------------------
Total cost of revenues                                                         367,307              317,448
                                                                              -----------------------------
Operating income                                                                86,605               78,954
Interest expense - net                                                          (3,817)              (5,806)
Realized gain from sale of investment                                            1,821                    -
                                                                              -----------------------------
Income before income taxes                                                      84,609               73,148
Income tax provision                                                            33,844               29,991
                                                                              -----------------------------
Net income                                                                    $ 50,765             $ 43,157
                                                                              =============================

Net income per share:
 Basic                                                                        $   0.41             $   0.35
                                                                              =============================
 Diluted                                                                      $   0.40             $   0.34
                                                                              =============================
Shares used in computing net income per share:
 Basic                                                                         124,108              122,622
                                                                              =============================
 Diluted                                                                       127,233              125,543
                                                                              =============================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)




                                                       March 31,    December 31,
                                                         2001           2000
                                                     ---------------------------
                                                      (Unaudited)
ASSETS
Cash and cash equivalents                             $   82,146    $   98,856
Accounts receivable - net                                273,002       265,640
Securities processing receivables                      2,068,965     2,193,291
Prepaid expenses and other assets                         86,077        91,077
Investments                                            1,891,734     1,796,899
Property and equipment-net                               218,134       205,555
Internally generated computer software-net                88,681        88,263
Intangible assets-net                                    928,360       846,739
                                                     ---------------------------
Total                                                 $5,637,099    $5,586,320
                                                     ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                      $   72,813    $   80,633
Securities processing payables                         1,849,830     1,977,323
Short-term borrowings                                     13,000        19,725
Accrued expenses                                         163,094       182,090
Accrued income taxes                                      25,557        22,207
Deferred revenues                                        163,113       156,668
Customer retirement account deposits                   1,622,884     1,525,652
Deferred income taxes                                     48,814        34,992
Long-term debt                                           362,562       334,958
                                                     ---------------------------
Total liabilities                                      4,321,667     4,334,248
                                                     ---------------------------
Shareholders' equity:
Common stock issued,125,387,700 shares                     1,254         1,254
Additional paid-in capital                               460,391       455,444
Accumulated other comprehensive income                    73,749        78,869
Accumulated earnings                                     804,296       753,531
Treasury stock, at cost, 1,059,800 and
  1,581,900 shares, respectively                         (24,258)      (37,026)
                                                     ---------------------------
Total shareholders' equity                             1,315,432     1,252,072
                                                     ---------------------------
Total                                                 $5,637,099    $5,586,320
                                                     ===========================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  2001                2000
                                                                               -----------------------------
Cash flows from operating activities:
Net income                                                                     $  50,765          $  43,157
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Realized gain from sale of investment                                            (1,821)                 -
 Deferred income taxes                                                            16,416             17,605
 Depreciation and amortization of property and equipment                          18,305             16,749
 Amortization of intangible assets                                                 8,792              7,176
 Amortization of internally generated computer software                            8,612             10,253
                                                                               -----------------------------
                                                                                 101,069             94,940
Changes in assets and liabilities, net of effects from acquisitions of businesses:
 Accounts receivable                                                                 673             (8,802)
 Prepaid expenses and other assets                                                 8,307             (4,292)
 Accounts payable and accrued expenses                                           (46,776)           (23,151)
 Deferred revenues                                                                 2,314              8,118
 Accrued income taxes                                                              7,009              7,300
 Securities processing receivables and payables - net                             (3,167)          (223,273)
                                                                               -----------------------------
Net cash provided by (used in) operating activities                               69,429           (149,160)
                                                                               -----------------------------
Cash flows from investing activities:
Capital expenditures                                                             (16,708)           (22,094)
Capitalization of internally generated computer software                          (9,094)            (9,641)
Payment for acquisitions of businesses, net of cash acquired                     (90,903)            (6,515)
Investments                                                                      (90,751)            15,808
                                                                               -----------------------------
Net cash used in investing activities                                           (207,456)           (22,442)
                                                                               -----------------------------
Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings - net                          (6,725)           214,671
Proceeds from (repayment of) long-term debt-net                                   27,604            (39,463)
Issuance of common stock                                                           3,206             13,269
Purchases of treasury stock                                                            -             (9,884)
Customer retirement account deposits                                              97,232            (12,890)
                                                                               -----------------------------
Net cash provided by financing activities                                        121,317            165,703
                                                                               -----------------------------
Change in cash and cash equivalents                                              (16,710)            (5,899)
Beginning balance                                                                 98,856             80,554
                                                                               -----------------------------
Ending balance                                                                 $  82,146          $  74,655
                                                                               =============================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation
The consolidated financial statements for the three month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the "Company").

2. Accounting Change and Derivative Instruments
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net income or in other comprehensive income until the hedged item is recognized in net income. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative after-tax reduction to accumulated other comprehensive income included in Shareholders' equity of $2.7 million.

3. Business Combinations
During the first three months of 2001, the Company completed four acquisitions accounted for by the purchase method for total cash consideration of approximately $90.9 million. In addition to cash consideration, the Company also issued approximately 220,000 unregistered shares of its common stock in conjunction with one of the acquisitions. The operations of these acquisitions are included in the consolidated results of operations from the dates of acquisition. Pro forma information for acquisitions is not presented as the impact was not material.

4. Accounting for Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax (liability) asset consisted of the following:

                                                       March 31,   December 31,
                                                        2001          2000
                                                   -----------------------------
                                                         (In thousands)
Purchased incomplete software technology            $  41,898       $  43,051
Accrued expenses not currently deductible              32,968          27,380
Deferred revenues                                      14,081          15,494
Internally generated capitalized software             (36,054)        (35,306)
Excess of tax over book depreciation and
  amortization                                        (20,654)        (20,480)
Unrealized gains on investments                       (54,940)        (53,722)
Other                                                 (26,113)        (11,409)
                                                   -----------------------------
Total                                                ($48,814)       ($34,992)
                                                   =============================

5. Supplemental Cash Flow Information


                                                   2001           2000
                                                 ------------------------
                                                     (In thousands)
Interest paid                                     $ 4,457        $5,663
Income taxes paid                                  10,624         5,959
Liabilities assumed in acquisitions
  of businesses                                    13,600         1,549

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues and the percentage change in these items.

                                                                                      Percentage
                                                      2001        2000                 Increase
                                                ---------------------------        ---------------
                                                   (Percent of Revenues)
Revenues                                             100.0        100.0                  14.5
                                                ---------------------------
Salaries and related costs                             48.2       47.8                   15.4
Data processing costs                                   6.5        7.1                    5.3
Other operating expenses                               20.4       19.0                   22.8
Depreciation and amortization                           4.0        4.2                    9.3
Amortization of intangible assets                       1.9        1.8                    N/A
Amortization (capitalization) of software-net          (0.1)       0.2                    N/A
                                                ---------------------------        ---------------
Total cost of revenues                                 80.9       80.1                   15.7
                                                ---------------------------        ---------------
Operating income                                       19.1       19.9                    9.7
                                                ===========================        ===============


Revenues
Revenues increased 14.5% from $396.4 million in the first quarter of 2000 to $453.9 million in the current first quarter. Revenue growth was primarily derived from sales to new clients, cross-sales to existing clients, price increases and revenues from acquired businesses. Revenue growth was negatively impacted by lower transaction volumes in the Securities processing and trust services segment primarily due to overall weakness in the United States retail financial markets in the first quarter of 2001. Revenues from acquired businesses approximated 60% of total revenue growth in the first quarter of 2001.

Cost of Revenues
Cost of revenues increased 15.7% from $317.4 million in the first quarter of 2000 to $367.3 million in the current first quarter. The make up of cost of revenues has been affected by business acquisitions, changes in the mix of the Company's business and operational efficiencies. In 2001, the Company recorded a litigation reserve of $7.8 million due to an unfavorable arbitration award relating to actions that occurred at Hanifen, Imhoff Holdings, Inc. prior to being acquired by the Company in 1997.

Operating Income
Operating income increased 9.7% from $79.0 million in the first quarter of 2000 to $86.6 million in the current first quarter.

Realized Gain from Sale of Investment
During the first quarter of 2001, the Company sold 100,000 shares of Knight Trading Group, Inc. resulting in a pre-tax realized gain of $1.8 million.

Income Tax Provision
The effective income tax rate was 41% in 2000 and 40% in 2001. The effective income tax rate is expected to remain at 40% for the remainder of the current year.

Net Income
Net income for the first quarter increased 17.6% from $43.2 million in 2000 to $50.8 million in 2001. Net income per share-diluted for the first quarter was $0.39 in 2001, before recognizing a $0.01 per share realized gain from sale of investment, compared to $0.34 in 2000.

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

                                                         Three Months Ended
                                                             March 31,
                                                    2001               2000
                                                -------------------------------
                                                           (In thousands)
Revenues:
Financial institution outsourcing, systems
 and services                                     $360,362           $293,088
Securities processing and trust services            76,022             86,447
All other and corporate                             17,528             16,867
                                                ----------           --------
Total                                             $453,912           $396,402
                                                ==========           ========
Operating income:
Financial institution outsourcing, systems
 and services                                     $ 79,596           $ 49,336
Securities processing and trust services             8,388             29,947
All other and corporate                             (1,379)              (329)
                                                ----------           --------
Total                                             $ 86,605           $ 78,954
                                                ==========           ========

Revenues in the Financial institution outsourcing, systems and services business segment increased from $293.1 million in the first quarter of 2000 to $360.4 million in the current first quarter. Operating income in the Financial institution outsourcing, systems and services business segment increased from $49.3 million in the first quarter of 2000 to $79.6 million in the current first quarter. Operating margin improvement in the first quarter of 2001 when compared to 2000 was primarily due to continued revenue growth, operational efficiencies and increased operating leverage of existing operations.

Revenues in the Securities processing and trust services business segment decreased from $86.4 million in the first quarter of 2000 to $76.0 million in the current first quarter. The overall revenue decrease in the first quarter of 2001 was directly related to significantly lower transaction volumes in the Securities processing businesses due to overall weakness in the United States retail financial markets, partially offset by an increase in revenues associated with the acquisition of Resources Trust Company in May of 2000. Operating income in this business segment decreased from $29.9 million in the first quarter of 2000 to $8.4 million in the current first quarter. The decrease in operating income was primarily due to reduced transaction volumes for securities processing services and a litigation reserve of $7.8 million. The litigation reserve was recorded as a result of an unfavorable arbitration award relating to actions that occurred at Hanifen, Imhoff Holdings, Inc. prior to being acquired by the Company in 1997.

Liquidity and Capital Resources
The following table summarizes the Company's primary sources (uses) of funds for the three months ended March 31, 2001 and 2000:

                                                                 2001               2000
                                                             --------------------------------
                                                                      (In thousands)
Cash provided by operating activities before changes
in securities processing receivables and payables - net         $72,596         $   74,113
Securities processing receivables and payables - net             (3,167)          (223,273)
                                                             --------------------------------
Cash provided by (used in) operating activities                  69,429           (149,160)
(Decrease) increase in short-term borrowings                     (6,725)           214,671
Proceeds from (repayments) of long-term borrowings - net         27,604            (39,463)
                                                             --------------------------------
TOTAL                                                           $90,308         $   26,048
                                                             ================================


Long-term obligations amounted to $362.6 million at March 31, 2001 and included $273.4 million advanced under an aggregate of $575.0 million in revolving credit facilities. The Company has used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or issuances of securities.


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

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In connection with an acquisition consummated on January 2, 2001, the Company issued approximately 220,000 unregistered shares of its common stock to two individuals. The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D, based upon the number of recipients of the shares, their positions and the aggregate value of the transaction. No underwriter was involved in the transaction and no commission was paid.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company's quantitative and qualitative disclosures about market risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and have not materially changed since that report was filed.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on March 29, 2001, the Company's Shareholders approved the following matters:

                                                  For           Withheld
                                              -----------     -------------
1. ELECTION OF TWO DIRECTORS TO SERVE
   FOR A THREE-YEAR TERM EXPIRING IN 2004:

             Kenneth R. Jensen                110,864,351        568,592
             Thekla R. Shackelford            111,836,432        396,511


The other directors of the Company whose terms in office continued after the 2001 Annual Meeting of Shareholders are as follows: terms expiring at the 2002 Annual Meeting - Donald F. Dillon, Gerald J. Levy and Leslie M. Muma; and terms expiring at the 2003 Annual Meeting - George D. Dalton, Daniel P. Kearney and L. William Seidman.

                                                  For           Against           Abstain         Non-Vote
                                              -----------     -------------     -----------     --------------
2. APPROVAL OF THE FISERV, INC.
   EXECUTIVE INCENTIVE COMPENSATION PLAN      108,750,138      2,293,040          389,765                  -

3. REAPPOINTMENT OF DELOITTE & TOUCHE LLP
    AS INDEPENDENT AUDITORS FOR 2001          107,725,462      3,640,674           66,807                  -

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits
      No exhibits are filed as part of this Quarterly Report on Form 10-Q.

  (b) Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Fiserv, Inc.
                                      ------------------------
                                      (Registrant)

Date    April 23, 2001          by    /s/ Kenneth R. Jensen
        --------------                ---------------------------------
                                      KENNETH R. JENSEN
                                      Senior Executive Vice President, Chief
                                      Financial Officer, Treasurer and Assistant
                                      Secretary