Form 10-Q
period 2001-06-30
FISERV INC
filed 2001-07-24
CIK 798354

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
       For the quarterly period ended June 30, 2001
                                      or
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
       For the transition period from_______________________to__________________

                        Commission file number 0-14948
                                               -------

                                 FISERV, INC.
        --------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              WISCONSIN                                    39-1506125
  -------------------------------------       ----------------------------------
     (State or other jurisdiction of                   (I. R. S. Employer
      incorporation or organization)                   Identification No.)

     255 FISERV DRIVE, BROOKFIELD, WI                        53045
------------------------------------------               -------------
  (Address of principal executive office)                  (Zip Code)

                                (262) 879 5000
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 16, 2001, there were 124,616,000 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         FISERV, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended                     Six Months Ended
                                                           June 30,                              June 30,
                                                     2001             2000                 2001             2000
                                               ----------------------------------    ----------------------------------
Revenues                                               $472,646         $416,434             $926,558         $812,836
                                               ----------------------------------    ----------------------------------
Cost of revenues:
Salaries, commissions and payroll
 related costs                                          227,194          198,029              445,889          387,601
Data processing expenses, rentals
 and telecommunication costs                             30,948           28,457               60,553           56,569
Other operating expenses                                 97,898           78,371              190,290          153,598
Depreciation and amortization of
 property and equipment                                  18,758           17,419               37,063           34,168
Amortization of intangible assets                         8,877           15,626               17,669           22,802
Amortization (capitalization) of internally
 generated computer software-net                            592             (856)                 110             (244)
                                               ----------------------------------    ----------------------------------
Total cost of revenues                                  384,267          337,046              751,574          654,494
                                               ----------------------------------    ----------------------------------
Operating income                                         88,379           79,388              174,984          158,342
Interest expense - net                                   (3,237)          (6,000)              (7,054)         (11,806)
Realized gain from sale of investment                     1,506            2,928                3,327            2,928
                                               ----------------------------------    ----------------------------------
Income before income taxes                               86,648           76,316              171,257          149,464
Income tax provision                                     34,659           31,289               68,503           61,280
                                               ----------------------------------    ----------------------------------
Net income                                              $51,989          $45,027             $102,754          $88,184
                                               ==================================    ==================================

Net income per share:
 Basic                                                    $0.42            $0.37                $0.83            $0.72
                                               ==================================    ==================================
 Diluted                                                  $0.41            $0.36                $0.81            $0.70
                                               ==================================    ==================================

Shares used in computing net income per share:
 Basic                                                  124,372          122,991              124,240          122,807
                                               ==================================    ==================================
 Diluted                                                127,501          126,401              127,367          125,972
                                               ==================================    ==================================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                 June 30,           December 31,
                                                                                   2001                 2000
                                                                               ----------------------------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                           $77,963              $98,856
Accounts receivable-net                                                             262,487              265,640
Securities processing receivables                                                 1,505,743            2,193,291
Prepaid expenses and other assets                                                    94,490               91,077
Investments                                                                       1,786,036            1,796,899
Property and equipment-net                                                          217,131              205,555
Internally generated computer software-net                                           88,089               88,263
Intangible assets-net                                                               918,992              846,739
                                                                               ----------------------------------
Total                                                                            $4,950,931           $5,586,320
                                                                               ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                                    $77,847              $80,633
Securities processing payables                                                    1,287,605            1,977,323
Short-term borrowings                                                                36,125               19,725
Accrued expenses                                                                    179,246              182,090
Accrued income taxes                                                                 43,015               22,207
Deferred revenues                                                                   157,082              156,668
Customer retirement account deposits                                              1,446,537            1,525,652
Deferred income taxes                                                                37,303               34,992
Long-term debt                                                                      310,186              334,958
                                                                               ----------------------------------
Total liabilities                                                                 3,574,946            4,334,248
                                                                               ----------------------------------
Shareholders' equity:
Common stock issued, 125,387,700 shares                                               1,254                1,254
Additional paid-in capital                                                          463,194              455,444
Accumulated other comprehensive income                                               73,427               78,869
Accumulated earnings                                                                856,285              753,531
Treasury stock, at cost, 810,900 and
1,581,900 shares, respectively                                                      (18,175)             (37,026)
                                                                               ----------------------------------
Total shareholders' equity                                                        1,375,985            1,252,072
                                                                               ----------------------------------
Total                                                                            $4,950,931           $5,586,320
                                                                               ==================================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                            2001                2000
                                                                                     -----------------------------------
Cash flows from operating activities:
Net income                                                                                 $102,754             $88,184
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Realized gain from sale of investment                                                       (3,327)             (2,928)
 Deferred income taxes                                                                        4,990               8,209
 Depreciation and amortization of property and equipment                                     37,063              34,168
 Amortization of intangible assets                                                           17,669              22,802
 Amortization of internally generated computer software                                      16,656              19,085
                                                                                     -----------------------------------
                                                                                            175,805             169,520
Changes in assets and liabilities, net of effects from
 acquisitions of businesses:
 Accounts receivable                                                                         11,189               2,533
 Prepaid expenses and other assets                                                             (616)             (8,826)
 Accounts payable and accrued expenses                                                      (20,853)            (14,531)
 Deferred revenues                                                                           (3,718)              3,114
 Accrued income taxes                                                                        27,466              24,698
 Securities processing receivables and payables - net                                        (2,170)            (76,494)
                                                                                     -----------------------------------
Net cash provided by operating activities                                                   187,103             100,014
                                                                                     -----------------------------------
Cash flows from investing activities:
 Capital expenditures                                                                       (34,115)            (43,563)
 Capitalization of internally generated computer software                                   (16,546)            (19,329)
 Payment for acquisitions of businesses, net of cash acquired                               (93,121)            (48,691)
 Investments                                                                                 14,184             235,543
                                                                                     -----------------------------------
Net cash (used in) provided by investing activities                                        (129,598)            123,960
                                                                                     -----------------------------------
Cash flows from financing activities:
Proceeds from short-term borrowings - net                                                    16,400              36,950
Repayment of long-term debt - net                                                           (24,775)            (16,598)
Issuance of common stock                                                                      9,092              16,463
Purchases of treasury stock                                                                       -              (9,884)
Customer retirement account deposits                                                        (79,115)           (258,946)
                                                                                     -----------------------------------
Net cash used in financing activities                                                       (78,398)           (232,015)
                                                                                     -----------------------------------
Change in cash and cash equivalents                                                         (20,893)             (8,041)
Beginning balance                                                                            98,856              80,554
                                                                                     -----------------------------------
Ending balance                                                                             $ 77,963             $72,513
                                                                                     ===================================

See notes to consolidated financial statements.

                         FISERV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Principles of Consolidation
The consolidated financial statements for the three and six month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the "Company").

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

3. Business Combinations
During the first six months of 2001, the Company completed four acquisitions accounted for by the purchase method for total cash consideration of approximately $93.1 million. In addition to cash consideration, the Company also issued approximately 220,000 unregistered shares of its common stock in conjunction with one of the acquisitions. The operations of these acquisitions are included in the consolidated financial statements from the dates of acquisition. The Company does not anticipate any significant adjustments to the purchase price allocations. Pro forma information for acquisitions is not presented as the impact was not material.

4. Restructuring and Other Charges
In the second quarter of 2001, the Company recorded $12.3 million of pre-tax charges consisting of severance and related termination benefits ($3.8 million), future lease and other contractual obligations ($6.2 million), and disposal and write-down of assets ($2.3 million). These charges relate to management's plan to improve overall business efficiencies by consolidating the Company's securities processing operations and eliminating duplicate operational functions.

5. Accounting for Income Taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating and tax credit carryforwards. Significant components of the Company's net deferred tax (liability) asset consisted of the following:

                                                           June 30,           December 31,
                                                             2001                 2000
                                                          --------------------------------
                                                                   (In thousands)
Purchased incomplete software technology                    $40,745               $43,051
Accrued expenses not currently deductible                    37,479                27,380
Deferred revenues                                            14,515                15,494
Internally generated capitalized software                   (35,236)              (35,306)
Excess of tax over book depreciation and
  amortization                                              (22,845)              (20,480)
Unrealized gains on investments                             (53,789)              (53,722)
Other                                                       (18,172)              (11,409)
                                                          --------------------------------
Total                                                      ($37,303)             ($34,992)
                                                          ================================

6. Supplemental Cash Flow Information

                                                                    Six Months Ended
                                                                       June 30,
                                                               2001               2000
                                                           ---------------------------------
                                                                     (In thousands)
Interest paid                                                 $10,956            $15,130
Income taxes paid                                              36,039             29,402
Liabilities assumed in acquisitions of businesses              11,100            397,313


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues.


                                                                Three Months Ended                        Six Months Ended
                                                                     June 30,                                 June 30,
                                                            2001                  2000                 2001             2000
                                                         ---------------------------------------------------------------------
                                                                                   (Percent of Revenues)
Revenues                                                   100.0%                100.0%               100.0%           100.0%
                                                         ---------------------------------------------------------------------

Salaries and related costs                                  48.1                  47.6                 48.1             47.7
Data processing costs                                        6.5                   6.8                  6.5              6.9
Other operating expenses                                    20.7                  18.8                 20.6             18.9
Depreciation and amortization                                4.0                   4.2                  4.0              4.2
Amortization of intangible assets                            1.9                   3.7                  1.9              2.8
Amortization (capitalization) of software-net                0.1                  (0.2)                 0.0              0.0
                                                         -------------------------------       -------------------------------
Total cost of revenues                                      81.3                  80.9                 81.1             80.5
                                                         -------------------------------       -------------------------------
Operating income                                            18.7                  19.1                 18.9             19.5
                                                         ===============================       ===============================

Revenues

Revenues increased 13.5% from $416.4 million in the second quarter of 2000 to $472.6 million in the current second quarter, and 14.0% from $812.8 million in the first six months of 2000 to $926.6 million in the comparable current period. Revenue growth was primarily derived from sales to new clients, cross-sales to existing clients, price increases and revenues from acquired businesses. Revenue growth was positively impacted by strong growth of $128.8 million for the first six months of 2001 compared to 2000 in the Financial institution outsourcing, systems and services segment which is the Company's main operating segment. Revenue growth was negatively impacted by the Securities processing and trust services segment, primarily due to significantly lower transaction volumes from overall weakness in the United States retail financial markets in 2001. Revenues for the Securities processing and trust services segment declined $28.5 million for the first six months of 2001 compared to 2000, excluding a $12.0 million termination fee received from a broker-dealer customer acquired by a third party in the second quarter of 2001. Revenues from acquired businesses approximated 55% of total revenue growth in the first six months of 2001.

Cost of Revenues

Cost of revenues increased 14.0% from $337.0 million in the second quarter of 2000 to $384.3 million in the current second quarter, and 14.8% from $654.5 million in the first six months of 2000 to $751.6 million in the first six months of 2001. The make up of cost of revenues has been affected by business acquisitions and changes in the mix of the Company's business. In the second quarter of 2001, the Company recorded charges of $12.3 million, as explained in Footnote 4 above.

Amortization of Intangible Assets

Amortization of intangible assets decreased from $15.6 million in the second quarter of 2000 to $8.9 million in the current second quarter, and from $22.8 million in the first six months of 2000 to $17.7 million in the first six months of 2001. The decrease in amortization in 2001 compared to prior periods was due primarily to an impairment charge recorded in 2000.

Operating Income

Operating income increased 11.3% from $79.4 million in the second quarter of 2000 to $88.4 million in the current second quarter, and increased 10.5% from $158.3 million in the first six months of 2000 to $175.0 million in the first six months of 2001.

Realized Gain from Sale of Investment
During the first six months of 2001 and 2000, the Company recorded a pre-tax realized gain from sale of investment of $3.3 million and $2.9 million, respectively.

Income Tax Provision
The effective income tax rate was 40% in 2001 and 41% in 2000. The effective income tax rate is expected to remain at 40% for the remainder of the current year.

Net Income
Net income for the second quarter increased 15.5% from $45.0 million in 2000 to $52.0 million in 2001. Net income for the first six months increased 16.5% from $88.2 million in 2000 to $102.8 million in 2001. Net income per share-diluted (excluding realized gains from sale of investment) for the second quarter was $.40 in 2001 compared to $.34 in 2000. Net income per share-diluted (excluding realized gains from sale of investment) for the first six months of 2001 was $.79 compared to $.68 in the comparable 2000 period.

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

                                                         Three Months Ended                         Six Months Ended
                                                              June 30,                                  June 30,
                                                    2001                  2000                  2001                   2000
                                                ------------------------------------        ------------------------------------
                                                                                 (In thousands)
Revenues:
Financial institution outsourcing, systems
and services                                         $374,618              $313,092              $734,980              $606,180
Securities processing and trust services               81,627                87,727               157,649               174,174
All other and corporate                                16,401                15,615                33,929                32,482
                                                -------------         -------------         -------------         -------------
Total                                                $472,646              $416,434              $926,558              $812,836
                                                -------------         -------------         -------------         -------------

Operating income:
Financial institution outsourcing, systems
and services                                          $78,548               $60,519              $158,144              $109,855
Securities processing and trust services               12,103                20,449                20,491                50,396
All other and corporate                                (2,272)               (1,580)               (3,651)               (1,909)
                                                -------------         -------------         -------------         -------------
Total                                                 $88,379               $79,388              $174,984              $158,342
                                                -------------         -------------         -------------         -------------

Revenues in the Financial institution outsourcing, systems and services business segment increased from $313.1 million in the second quarter of 2000 to $374.6 million in the current second quarter, and increased from $606.2 million in the first six months of 2000 to $735.0 million in the comparable current period. Operating income in the Financial institution outsourcing, systems and services business segment increased from $60.5 million in the second quarter of 2000 to $78.5 million in the current second quarter and increased from $109.9 million in the first six months of 2000 to $158.1 million in the first six months of 2001. Operating margin improvement in the first six months of 2001 when compared to 2000 was primarily due to continued revenue growth, operational efficiencies and increased operating leverage of existing operations.

Revenues in the Securities processing and trust services business segment decreased from $87.7 million in the second quarter of 2000 to $81.6 million in the current second quarter, and decreased from $174.2 million in the first six months of 2000 to $157.6 million in the comparable current period. The revenue decrease in 2001 was primarily related to significantly lower transaction volumes in the Securities processing and trust services segment due to overall weakness in the United States retail financial markets, partially offset by a termination fee of $12.0 million received from a broker-dealer customer acquired by a third party in the second quarter of 2001. Operating income in this business segment decreased from $20.4 million in the second quarter of 2000 to $12.1 million in the current second quarter, and decreased from $50.4 million in the first six months of 2000 to $20.5 million in the first six months of 2001. In the second quarter of 2001, the segment recorded charges of $12.3 million, as explained in Footnote 4 above. Operating margins were lower in 2001 when compared to 2000 due primarily to significantly reduced transaction volumes for securities processing services.

Liquidity and Capital Resources
The following table summarizes the Company's primary sources (uses) of funds from operating activities for the six months ended June 30, 2001 and 2000:

                                                                                      2001                  2000
                                                                                 ------------------------------------
                                                                                             (In thousands)
Net cash provided by operating activities before changes
in securities processing receivables and payables                                   $189,273              $176,508
Securities processing receivables and payables - net                                  (2,170)              (76,494)
                                                                                 ------------------------------------
Net cash provided by operating activities                                            187,103               100,014
Proceeds from short-term borrowings - net                                             16,400                36,950
Repayment of long-term debt - net                                                    (24,775)              (16,598)
                                                                                 ------------------------------------
TOTAL                                                                               $178,728              $120,366
                                                                                 ====================================

Long-term obligations amounted to $310.2 million at June 30, 2001 and included $216.4 million advanced under an aggregate of $572 million in revolving credit facilities. The Company has used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or issuances of securities.

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


  (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter ended June 30, 2001.














                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Fiserv, Inc.
                             -------------------
                             (Registrant)



Date   July  23, 2001        by      /s/ Kenneth R. Jensen
       --------------        --------------------------------------------------
                                     KENNETH R. JENSEN
                                     Senior Executive Vice President, Chief
                                     Financial Officer, Treasurer and Assistant
                                     Secretary