Form 10-Q
period 2001-09-30
FISERV INC
filed 2001-10-23
CIK 798354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    For the quarterly period ended September 30, 2001

                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    For the transition period from________________to______________________

                         Commission file number 0-14948
                                                -------

                                  FISERV, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            WISCONSIN                                           39-1506125
 --------------------------------                        -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   255 FISERV DRIVE, BROOKFIELD, WI                               53045
---------------------------------------                        ------------
(Address of principal executive office)                         (Zip Code)

                                 (262) 879 5000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 16, 2001, there were 187,159,000 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                         2001         2000           2001           2000
                                                       ----------------------     --------------------------
Revenues                                               $ 467,173    $ 406,189     $ 1,393,731    $ 1,219,025
                                                       ----------------------     --------------------------
Cost of revenues:
Salaries, commissions and payroll
 related costs                                           227,949      198,617         673,838        586,218
Data processing expenses, rentals
 and telecommunication costs                              32,530       27,405          93,083         83,974
Other operating expenses                                  89,368       74,290         279,658        227,888
Depreciation and amortization of
 property and equipment                                   19,544       18,249          56,607         52,417
Amortization of intangible assets                          8,893        8,357          26,562         31,159
Amortization (capitalization) of internally
 generated computer software-net                            (326)       1,048            (216)           804
                                                       ----------------------     --------------------------
Total cost of revenues                                   377,958      327,966       1,129,532        982,460
                                                       ----------------------     --------------------------
Operating income                                          89,215       78,223         264,199        236,565
Interest expense - net                                    (2,501)      (5,295)         (9,555)       (17,101)
Realized gain from sale of investment                      1,000        2,907           4,327          5,835
                                                       ----------------------     --------------------------
Income before income taxes                                87,714       75,835         258,971        225,299
Income tax provision                                      35,085       31,093         103,588         92,373
                                                       ----------------------     --------------------------
Net income                                             $  52,629    $  44,742     $   155,383    $   132,926
                                                       ======================     ==========================

Net income per share:
 Basic                                                 $    0.28    $    0.24     $      0.83    $      0.72
                                                       ======================     ==========================
 Diluted                                               $    0.27    $    0.23     $      0.81    $      0.70
                                                       ======================     ==========================

Shares used in computing net income per share:

 Basic                                                   186,944      185,151         186,555        184,524
                                                       ======================     ==========================
 Diluted                                                 191,541      190,568         191,214        189,495
                                                       ======================     ==========================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   September 30,  December 31,
                                                        2001           2000
                                                   --------------------------
                                                   (Unaudited)
ASSETS
Cash and cash equivalents                          $    92,751    $    98,856
Accounts receivable-net                                289,725        265,640
Securities processing receivables                    1,509,328      2,193,291
Prepaid expenses and other assets                      100,604         91,077
Investments                                          1,971,945      1,796,899
Property and equipment-net                             218,199        205,555
Internally generated computer software-net              88,480         88,263
Intangible assets-net                                  957,197        846,739
                                                   --------------------------
Total                                              $ 5,228,229    $ 5,586,320
                                                   ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                   $    78,176    $    80,633
Securities processing payables                       1,296,894      1,977,323
Short-term borrowings                                  129,500         19,725
Accrued expenses                                       220,591        182,090
Accrued income taxes                                    60,797         22,207
Deferred revenues                                      144,886        156,668
Customer retirement account deposits                 1,599,392      1,525,652
Deferred income taxes                                   30,869         34,992
Long-term debt                                         250,283        334,958
                                                   --------------------------
Total liabilities                                    3,811,388      4,334,248
                                                   --------------------------
Shareholders' equity:
Common stock issued, 188,078,000 shares                  1,881          1,881
Additional paid-in capital                             465,097        454,817
Accumulated other comprehensive income                  55,843         78,869
Accumulated earnings                                   908,914        753,531
Treasury stock, at cost, 1,010,100 and
2,372,900 shares, respectively                         (14,894)       (37,026)
                                                   --------------------------
Total shareholders' equity                           1,416,841      1,252,072
                                                   --------------------------
Total                                              $ 5,228,229    $ 5,586,320
                                                   ==========================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                        2001           2000
                                                                     -------------------------
Cash flows from operating activities:
Net income                                                           $ 155,383      $ 132,926
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Realized gain from sale of investment                                  (4,327)        (5,835)
 Deferred income taxes                                                  12,937         10,588
 Depreciation and amortization of property and equipment                56,607         52,417
 Amortization of intangible assets                                      26,562         31,159
 Amortization of internally generated computer software                 24,879         26,537
                                                                     -------------------------
                                                                       272,041        247,792
Changes in assets and liabilities, net of effects from
 acquisitions of businesses:
 Accounts receivable                                                   (12,775)       (19,409)
 Prepaid expenses and other assets                                      (2,590)        (2,063)
 Accounts payable and accrued expenses                                  (4,638)         9,876
 Deferred revenues                                                     (16,774)        (2,159)
 Accrued income taxes                                                   49,144         16,597
 Securities processing receivables and payables - net                    3,534         15,236
                                                                     -------------------------
Net cash provided by operating activities                              287,942        265,870
                                                                     -------------------------
Cash flows from investing activities:
 Capital expenditures                                                  (46,587)       (58,266)
 Capitalization of internally generated computer software              (25,095)       (25,733)
 Payment for acquisitions of businesses, net of cash acquired         (141,230)       (88,440)
 Investments                                                          (191,344)       289,834
                                                                     -------------------------
Net cash (used in) provided by investing activities                   (404,256)       117,395
                                                                     -------------------------
Cash flows from financing activities:
Proceeds from short-term borrowings - net                              109,775        (52,750)
Repayment of long-term debt - net                                      (86,209)        (7,629)
Issuance of common stock                                                12,904         17,161
Purchases of treasury stock                                                  -         (9,884)
Customer retirement account deposits                                    73,739       (316,790)
                                                                     -------------------------
Net cash provided by (used in) financing activities                    110,209       (369,892)
                                                                     -------------------------
Change in cash and cash equivalents                                     (6,105)        13,373
Beginning balance                                                       98,856         80,554
                                                                     -------------------------
Ending balance                                                       $  92,751      $  93,927
                                                                     =========================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation
The consolidated financial statements for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Fiserv, Inc. and subsidiaries (the "Company"). The Company declared a 3-for-2 common stock split to shareholders of record as of August 10, 2001, payable on August 31, 2001. The financial and share information presented herein for all periods has been adjusted to reflect the stock split.

2. Accounting Change and Derivative Instruments
The Company uses interest rate swaps to hedge its exposure to interest rate changes. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net income or in other comprehensive income until the hedged item is recognized in net income. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative after-tax reduction to accumulated other comprehensive income included in Shareholders' equity of $2.7 million.

3. Accounting Standards To Be Adopted
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will adopt SFAS No. 142 on January 1, 2002. The Company is currently evaluating the impact of this pronouncement on its financial statements.

4. Business Combinations
During the first nine months of 2001, the Company completed seven acquisitions accounted for by the purchase method for total cash consideration of approximately $141.2 million. In addition to cash consideration, the Company also issued approximately 330,000 unregistered shares of its common stock in conjunction with one of the acquisitions. The operations of these acquisitions are included in the consolidated financial statements from the dates of acquisition. The Company does not anticipate any significant adjustments to the purchase price allocations. Pro forma information for acquisitions is not presented as the impact was not material.

5. Restructuring and Other Charges
In the second quarter of 2001, the Company recorded $12.3 million of pre-tax charges consisting of severance and related termination benefits, future lease and other contractual obligations, and disposal and write-down of assets. These charges relate to management's plan to improve overall business efficiencies by consolidating the Company's securities processing operations and eliminating duplicate operational functions. As of September 30, 2001, the remaining accruals related to these charges were $10.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues.

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                    2001             2000               2001             2000
                                                  -------------------------------------------------------------
                                                                        (Percent of Revenues)
Revenues                                            100.0%           100.0%            100.0%           100.0%
                                                  -------------------------------------------------------------
Salaries and related costs                           48.8             48.9              48.3             48.1
Data processing costs                                 7.0              6.7               6.7              6.9
Other operating expenses                             19.1             18.3              20.1             18.7
Depreciation and amortization                         4.2              4.5               4.0              4.3
Amortization of intangible assets                     1.9              2.0               1.9              2.5
Amortization (capitalization) of software-net        (0.1)             0.3               0.0              0.1
                                                  -------------------------------------------------------------
Total cost of revenues                               80.9             80.7              81.0             80.6
                                                  -------------------------------------------------------------
Operating income                                     19.1             19.3              19.0             19.4
                                                  =============================================================

Revenues
Revenues increased 15.0% from $406.2 million in the third quarter of 2000 to $467.2 million in the current third quarter, and 14.3% from $1,219.0 million in the first nine months of 2000 to $1,393.7 million in the comparable current period. Revenue growth was primarily derived from sales to new clients, cross-sales to existing clients, price increases and revenues from acquired businesses. Revenue growth was positively impacted by strong growth of $215.3 million for the first nine months of 2001 compared to 2000 in the Financial institution outsourcing, systems and services segment which is the Company's main operating segment. Revenue growth was negatively impacted by the Securities processing and trust services segment, primarily due to significantly lower transaction volumes from overall weakness in the United States retail financial markets in 2001. Revenues for the Securities processing and trust services segment declined $54.2 million for the first nine months of 2001 compared to 2000, excluding a $12.0 million termination fee received in the second quarter of 2001 from a broker-dealer customer acquired by a third party. Revenues from acquired businesses approximated 50% of total revenue growth in the first nine months of 2001.

Cost of Revenues
Cost of revenues increased 15.2% from $328.0 million in the third quarter of 2000 to $378.0 million in the current third quarter, and 15.0% from $982.5 million in the first nine months of 2000 to $1,129.5 million in the first nine months of 2001. The make up of cost of revenues has been affected by business acquisitions and changes in the mix of the Company's business. In the second quarter of 2001, the Company recorded charges of $12.3 million, as explained in
Note 5 above.

Amortization of Intangible Assets
Amortization of intangible assets increased from $8.4 million in the third quarter of 2000 to $8.9 million in the current third quarter, and decreased from $31.2 million in the first nine months of 2000 to $26.6 million in the first nine months of 2001. The decrease in amortization for the first nine months of 2001 compared to the prior period was due primarily to an impairment charge recorded in the second quarter of 2000.

Operating Income
Operating income increased 14.1% from $78.2 million in the third quarter of 2000 to $89.2 million in the current third quarter, and increased 11.7% from $236.6 million in the first nine months of 2000 to $264.2 million in the first nine months of 2001.

Realized Gain from Sale of Investment
During the first nine months of 2001 and 2000, the Company recorded a pre-tax realized gain from sale of investment of $4.3 million and $5.8 million, respectively.

Income Tax Provision
The effective income tax rate was 40% in 2001 and 41% in 2000. The effective income tax rate is expected to remain at 40% for the remainder of the current year.

Net Income
Net income for the third quarter increased 17.6% from $44.7 million in 2000 to $52.6 million in 2001. Net income for the first nine months increased 16.9% from $132.9 million in 2000 to $155.4 million in 2001. Net income per share-diluted (excluding realized gains from sale of investment) for the third quarter was $.27 in 2001 compared to $.22 in 2000. Net income per share-diluted (excluding realized gains from sale of investment) for the first nine months of 2001 was $.80 compared to $.68 in the comparable 2000 period.

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

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
                                                                 2001           2000         2001            2000
                                                               -----------------------    ---------------------------
Revenues:                                                                        (In thousands)
Financial institution outsourcing, systems
and services                                                   $ 393,599     $ 307,135    $ 1,128,579     $   913,315
Securities processing and trust services                          56,963        82,672        214,612         256,846
All other and corporate                                           16,611        16,382         50,540          48,864
                                                               ---------     ---------    -----------     -----------
Total                                                          $ 467,173     $ 406,189    $ 1,393,731     $ 1,219,025
                                                               ---------     ---------    -----------     -----------
Operating income:
Financial institution outsourcing, systems
and services                                                   $  83,631     $  56,893    $   241,775     $   166,748
Securities processing and trust services                           7,539        22,383         28,030          72,779
All other and corporate                                           (1,955)       (1,053)        (5,606)         (2,962)
                                                               ---------     ---------    -----------     -----------
Total                                                          $  89,215     $  78,223    $   264,199     $   236,565
                                                               ---------     ---------    -----------     -----------

Revenues in the Financial institution outsourcing, systems and services business segment increased from $307.1 million in the third quarter of 2000 to $393.6 million in the current third quarter, and increased from $913.3 million in the first nine months of 2000 to $1,128.6 million in the comparable current period. Operating income in the Financial institution outsourcing, systems and services business segment increased from $56.9 million in the third quarter of 2000 to $83.6 million in the current third quarter and increased from $166.7 million in the first nine months of 2000 to $241.8 million in the first nine months of 2001. Operating margin improvement in the first nine months of 2001 when compared to 2000 was primarily due to continued revenue growth, operational efficiencies and increased operating leverage of existing operations.

Revenues in the Securities processing and trust services business segment decreased from $82.7 million in the third quarter of 2000 to $57.0 million in the current third quarter, and decreased from $256.8 million in the first nine months of 2000 to $214.6 million in the comparable current period. The revenue decrease for the first nine months of 2001 was primarily related to significantly lower transaction volumes in the Securities processing and trust services segment due to overall weakness in the United States retail financial markets, partially offset by a termination fee of $12.0 million received in the second quarter of 2001 from a broker-dealer customer acquired by a third party. Operating income in this business segment decreased from $22.4 million in the third quarter of 2000 to $7.5 million in the current third quarter, and decreased from $72.8 million in the first nine months of 2000 to $28.0 million in the first nine months of 2001. In the second quarter of 2001, the segment recorded charges of $12.3 million, as explained in Note 5 above. Operating margins were lower in 2001 when compared to 2000 due primarily to significantly reduced transaction volumes for securities processing services.

Liquidity and Capital Resources
The following table summarizes the Company's primary sources (uses) of funds from operating activities for the nine months ended September 30, 2001 and 2000:

                                                              2001       2000
                                                            -------------------
                                                               (In thousands)
Net cash provided by operating activities before changes
in securities processing receivables and payables           $284,408   $250,634
Securities processing receivables and payables - net           3,534     15,236
                                                            -------------------
Net cash provided by operating activities                    287,942    265,870
Proceeds (repayments) from short-term borrowings - net       109,775    (52,750)
Repayment of long-term debt - net                            (86,209)    (7,629)
                                                            -------------------
Total                                                       $311,508   $205,491
                                                            ===================

Long-term obligations amounted to $250.3 million at September 30, 2001 and included $166.2 million advanced under an aggregate of $547.0 million in revolving credit facilities. The Company has used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or issuances of securities.

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

  (b) Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Fiserv, Inc.
                                 ------------
                                 (Registrant)


Date  October 22, 2001           by   /s/ Kenneth R. Jensen
      ----------------           -----------------------------------------------
                                      KENNETH R. JENSEN
                                      Senior Executive Vice President, Chief
                                      Financial Officer, Treasurer and Assistant
                                      Secretary