Form 10-K405
period 2001-12-31
FISERV INC
filed 2002-02-27
CIK 798354

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
                           Commission file no. 0-14948

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2002: $8,087,000,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2002: 190,545,290

DOCUMENTS INCORPORATED BY REFERENCE:
2001 Annual Report to Shareholders - Parts II, IV
Proxy Statement for March 28, 2002, Annual Meeting of Shareholders - Part III

                          Fiserv, Inc. and Subsidiaries
                                    Form 10-K
                                December 31, 2001


PART I                                                                      Page
------                                                                      ----

     Item 1.      Business                                                     1

     Item 2.      Properties                                                   8

     Item 3.      Legal Proceedings                                            9

     Item 4.      Submission of Matters to a Vote of Security Holders          9

                  Executive Officers of the Registrant                         9

PART II
-------

     Item 5.      Market for the Registrant's Common Equity and Related
                  Shareholder Matters                                         11

     Item 6.      Selected Financial Data                                     11

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         11

     Item 7a.     Quantitative and Qualitative Disclosure about Market Risk   11

     Item 8.      Financial Statements and Supplementary Data                 11

     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         11

PART III
--------

     Item 10.     Directors and Executive Officers of the Registrant          12

     Item 11.     Executive Compensation                                      12

     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management                                                  12

     Item 13.     Certain Relationships and Related Transactions              12

PART IV
-------

     Item 14.     Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                    12

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

         Headquartered in Brookfield, Wisconsin, Fiserv provides information management technology and related services to banks, broker-dealers, credit unions, financial planners and investment advisers, insurance agents and companies, leasing companies, mortgage lenders and savings institutions. The Company operates centers nationwide for full-service financial data processing, software system development, item processing and check imaging, technology support and related product businesses. In addition, the Company has business support centers in Argentina, Australia, Colombia, Indonesia, the Philippines, Poland, Singapore and the United Kingdom.

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

Acquisition History
-------------------

Formed     Acquired       Company                                                    Service
================================================================================================================
1964       July  1984     First Data Processing, Milwaukee, WI                       Data processing
1971       July  1984     Sunshine State Systems, Tampa, FL                          Data processing
1966       Nov.  1984     San Antonio, Inc., San Antonio, TX                         Data processing

1982       Oct.  1985     Sendero Corporation, Scottsdale, AZ                        Asset/liability management
1962       Oct.  1985     First Trust Corporation, Denver, CO                        Retirement plans
1962       Oct.  1985     First Retirement Marketing, Denver, CO                     Retirement plan marketing

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

Formed     Acquired       Company                                                        Service
=====================================================================================================================
1967       Nov.  1988     Valley Federal Data Services, Los Angeles, CA                  Data processing
1984       Dec.  1988     Northeast Savings Data Services, Hartford, CT                  Data processing

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

1970       Jan.  1995     Integrated Business Systems, Glendale, CA                      Specialized forms
1977       Feb.  1995     BankLink, Inc., New York, NY                                   Cash management
1976       May   1995     Information Technology, Inc., Lincoln, NE                      Software and services
1957       Aug.  1995     Lincoln Holdings, Inc., Denver, CO                             DP for retirement planning
1993       Sept. 1995     SRS, Inc., Austin, TX                                          Data processing
1992       Sept. 1995     ALLTEL's Document Management Services, CA, NJ                  Item processing
1978       Nov.  1995     Financial Information Trust, Des Moines, IA                    Data processing

Formed     Acquired       Company                                                        Service
===========================================================================================================================
1983       Jan.  1996     UniFi, Inc., Fort Lauderdale, FL                               Software and services
1982       Nov.  1996     Bankers Pension Services, Inc., Tustin, CA                     DP for retirement planning

1992       Apr.  1997     AdminaStar Communications, Indianapolis, IN                    Laser print/mailing services
1982       May   1997     Interactive Planning Systems, Atlanta, GA                      PC-based financial systems
1983       May   1997     BHC Financial, Inc., Philadelphia, PA                          Securities services
1968       Sept. 1997     FIS, Inc., Orlando, FL, and Baton Rouge, LA                    Data processing
n/a        Sept. 1997     Stephens Inc. clearing business, Little Rock, AR               Securities services
1986       Oct.  1997     Emerald Publications, San Diego, CA                            Financial seminars and training
1968       Oct.  1997     Central Service Corp., Greensboro, NC                          Data and item processing
1993       Oct.  1997     Savoy Discount Brokerage, Seattle, WA                          Securities services
1990       Dec.  1997     Hanifen, Imhoff Holdings, Inc., Denver, CO                     Securities services

1980       Jan.  1998     Automated Financial Technology, Inc., Malvern, PA              Data processing
1981       Feb.  1998     The LeMans Group, King of Prussia, PA                          Automobile leasing software
n/a        Feb.  1998     PSI Group, Seattle, WA                                         Laser printing
1956       Apr.  1998     Network Data Processing Corporation, Cedar Rapids, IA          Insurance data processing
1977       Apr.  1998     CUSA Technologies, Inc., Salt Lake City, UT                    Software and services
1982       May   1998     Specialty Insurance Service, Orange, CA                        Insurance data processing
1985       Aug.  1998     Deluxe Card Services, St. Paul, MN                             Automated card services
1981       Oct.  1998     FHLB of Topeka IP services, Topeka, KS                         Item processing
n/a        Oct.  1998     FiCATS, Norristown, PA                                         Item processing
1984       Oct.  1998     Life Instructors, Inc., New Providence, NJ                     Insurance/securities training
1994       Nov. 1998      ASI Financial, Inc., New Jersey and New York                   PC-based financial systems
1986       Dec.  1998     The FREEDOM Group, Inc., Cedar Rapids, IA                      Insurance data processing

1994       Jan.  1999     QuestPoint, Philadelphia, PA                                   Item processing
1981       Feb.  1999     Eldridge & Associates, Lafayette, CA                           PC-based financial systems
1984       Feb.  1999     RF/Spectrum Decision Science Corporation, Oakland, CA          Software and services
1978       Mar.  1999     FIPSCO, Inc., Des Plaines, IL                                  Insurance marketing systems
1987       Apr.  1999     Progressive Data Solutions, Inc./Infinity Software             Insurance software systems
                          Systems, Inc., Orlando, FL
1973       June  1999     JWGenesis Clearing Corporation, Boca Raton, FL                 Securities services
1987       June  1999     Alliance ADS, Redwood Shores, CA                               Imaging technology
1962       Aug.  1999     Envision Financial Technologies, Inc., Chicago, IL             Data processing
1995       Oct.  1999     Pinehurst Analytics, Inc., Chapel Hill, NC                     PC-based financial systems
1982       Dec.  1999     Humanic Design Corporation, Mahwah, NJ (sold 2001)             Software and services

1983       Jan.  2000     Patterson Press, Inc., Nashville, TN                           Card services
1982       May   2000     Resources Trust Company, Denver, CO                            DP for retirement planning
1986       Sept. 2000     National Flood Services, Inc., Kalispell, MT                   Insurance data processing

1982       Jan.  2001     Benefit Planners, Boerne, TX                                   Insurance data processing
n/a        Feb.  2001     Marshall & Ilsley IP services, IA, MN, MO                      Item processing
1972       Mar.  2001     Facilities and Services Corp., Agoura Hills, Novato, CA        Insurance software systems
1991       Mar.  2001     Remarketing Services of America, Inc., Amherst, NY             Automobile leasing services
1982       July  2001     EPSIIA Corporation, Austin, TX                                 Data processing
1996       July  2001     Catapult Technology Limited, London, England                   Software and services
1985       Sept. 2001     FHLB of Pittsburgh IP services, Pittsburgh, PA                 Item processing
1959       Nov.  2001     NCR bank processing operations, Dayton, OH                     Data and item processing
1972       Nov.  2001     NCSI, Rockville, MD                                            Insurance data processing

Formed     Acquired        Company                                                    Service
===================================================================================================================
1940       Nov.   2001     Integrated Loan Services, Rocky Hill, CT                   Loan services
1954       Nov.   2001     Trewit Inc., Minneapolis, MN                               Insurance data processing
n/a        Nov.   2001     FACT 400 credit card solution, Bogota, Colombia            Software and services

Information Technology Services
-------------------------------

         Fiserv is a technology company focused on helping financial services providers meet the challenges and opportunities of today's dynamic financial marketplace. The Company's core business is serving the needs of banking, lending, insurance, financial planners and securities providers. With its wide array of industry-specific products, Fiserv clients can satisfy their customers' growing desire for anywhere, anytime financial services. The Company's operations have been classified into three business segments: Financial institution outsourcing, systems and services; Securities processing and trust services; and All other and corporate. The Financial institution outsourcing, systems and services business segment provides account and transaction processing solutions and services to financial institutions and other financial intermediaries. The Securities processing and trust services business segment provides securities processing solutions and retirement plan administration services to brokerage firms, investment advisors and financial institutions. The All other and corporate business segment provides plastic card services and document solutions, and includes general corporate expenses. The following discussion covers the two major operating segments:

         Financial Institution Outsourcing, Systems and Services. Account processing is a core requirement of every financial institution. It's also vital to the operations of brokerage firms and insurance companies. No matter how the industry may consolidate and evolve, Fiserv expects that the need for account processing will always remain. That's where Fiserv is positioned--as a leader in financial information management.

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

         Fiserv products, services and software solutions are available through multiple delivery channels to financial institutions in the United States, and many of its systems have applications designed for the unique requirements of financial institutions operating outside of North America. Fiserv international teams develop, sell, install and support core banking and delivery channel integration solutions for a wide range of international banks and financial services companies located in over 65 countries.

         All Fiserv core systems can be complemented with a number of other products that allow clients to create a total servicing solution, depending on their requirements. These complementary products and back-office solutions include treasury and investment management, decision support and performance measurement solutions, electronic funds transfer services, imaging systems, call center systems, loan origination and tracking, auto leasing software, data warehousing/data mining and credit services.

         The insurance industry, like banking, has requirements for basic administration services and information processing systems. Fiserv brings expertise in information management technology and related administration processing services to the insurance and banking industries. The products and solutions offered by the Company automate the full range of insurance services.

         Fiserv insurance solutions include administration services and software for life, annuity, health insurance, property & casualty, flood and workers compensation; award-winning claims workstation software; comprehensive financial accounting systems; computer-based training for insurance and securities; administrative services for employee benefit programs; and electronic sales platforms that can be delivered over the Internet.

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

         The Fiserv Trust Services Group is a leading provider of retirement plan products and back-office services to financial advisors.

         Financial information concerning the Company's industry segments is included in Note 8 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders included in this Annual Report on Form 10-K as Exhibit 13 and such information is incorporated herein by reference.

Servicing the Market
--------------------

         The market for Fiserv account and transaction processing services and products has specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, reliability of service, comprehensiveness and integration of product lines, timely introduction of new products and features, cost effectiveness and demand for service excellence. Through its multiple product offerings, the Company successfully services these market needs for clients ranging in size from start-ups to some of the largest financial services providers in the world.

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

         Fiserv has been an international company since 1986, when its retail banking products were first launched throughout Europe, Asia and Latin America. Since then, the Company has grown an impressive infrastructure for supporting clients in international markets. Fiserv currently maintains international support staffs in Argentina, Australia, Colombia, Indonesia, the Philippines, Poland, Singapore and the United Kingdom.

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

         Fiserv provides a dedicated solution that is designed, developed, maintained and enhanced according to each client's goals for service quality, business development, asset/liability mix, local market positioning and other user-defined parameters.

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

         As trust companies under Colorado law, First Trust, Lincoln Trust, Resources Trust and Trust Industrial Bank are subject to the regulations of the Colorado Division of Banking. First Trust, Lincoln

Trust, Resources Trust and Trust Industrial Bank historically have complied with such regulations and although no assurance can be given, the Company believes First Trust, Lincoln Trust, Resources Trust and Trust Industrial Bank will continue to be able to comply with such regulations. Commencing in 1991, First Trust received approval of its application for Federal Deposit Insurance Corporation coverage of its customer deposits.

         The Company's securities business, Fiserv Securities, Inc. (formerly BHC Financial, Inc., Hanifen, Imhoff Clearing Corporation and JWGenesis Clearing Corporation), is subject to the broker-dealer rules of the Securities and Exchange Commission and the New York Stock Exchange, as well as the National Association of Securities Dealers and other stock exchanges of which it is a member.

Employees
---------

         Fiserv employs approximately 18,200 specialists in its information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other direct experience in banks, credit unions, mortgage firms, savings and other financial services business environments.

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

Item 2.  Properties

         Fiserv currently operates full-service data centers, software system development centers, and item processing and back-office support centers in 164 cities (153 in the United States): Birmingham, Alabama; Phoenix and Scottsdale, Arizona; Agoura Hills, Diamond Bar, Foster City, Fresno, Marina del Rey, Moorpark, Novato, Oakland, Ontario, Orange, Redwood Shores, Sacramento, San Diego, San Leandro, Torrance, Van Nuys and Walnut, California; Denver, Englewood, Greenwood Village and Pueblo, Colorado; East Hartford, Fairfield, Glastonbury, North Haven, Rocky Hill, Wallingford and Windsor, Connecticut; Deerfield Beach, Jacksonville, Lake Mary, Lake Wales, Maitland, Melbourne, Miami, Miami Lakes, Orlando, Plantation, Tampa and Titusville, Florida; Atlanta, Duluth, Macon, Marietta and Norcross, Georgia; Honolulu, Hawaii; Cedar Rapids and West Des Moines, Iowa; Arlington Heights, Chicago, Des Plaines, Marion, Naperville, Mt. Prospect, Rock Island, Rockford and Schaumburg, Illinois; Indianapolis and South Bend, Indiana; Topeka, Kansas; Bowling Green and Louisville, Kentucky; Kenner and Shreveport, Louisiana; Bangor and Scarborough, Maine; Columbia, Gaithersburg, and Rockville, Maryland; Auburn, Braintree, Charlestown, Framingham, Mansfield, Quincy and Somerville, Massachusetts; Flint, Northville and Troy, Michigan; Brooklyn Center, Eagan, Edina, Mendota Heights,

Minnetonka, Shoreview and Wayzata, Minnesota; Kansas City and St. Louis, Missouri; Kalispell, Montana; Lincoln and Omaha, Nebraska; New Providence, Secaucus and South Plainfield, New Jersey; Santa Fe, New Mexico; Amherst, Fayetteville, New Hartford, New York, Utica and White Plains, New York; Chapel Hill and Greensboro, North Carolina; Fargo, North Dakota; Cleveland, Dayton, Milford, Westerville and Youngstown, Ohio; Duncan and Oklahoma City, Oklahoma; Corvallis and Portland, Oregon; Bryn Mawr, Conshohoken, Erie, Malvern, Norristown, King of Prussia, Philadelphia, Pittsburgh, Valley Forge and Williamsport, Pennsylvania; Newberry, South Carolina; Brentwood and Nashville, Tennessee; Addison, Arlington, Austin, Boerne, Beaumont, Dallas, Houston, Irving, San Antonio, South Lake and Stafford, Texas; Salt Lake City and Taylorsville, Utah; Norfolk and Williamsburg, Virginia; Bellevue, Kent, Lynnwood and Seattle, Washington; Brookfield, Milwaukee, New Berlin, Sheboygan and Waukesha, Wisconsin. International business centers are located in Buenos Aires, Argentina; North Sydney, New South Wales, Australia; Bogota, Colombia; London, Slough (Berkshire) and Uxbridge (Middlesex), England; Jakarta, Indonesia; Manila, Philippines; Warsaw, Poland; and Singapore, Singapore.

         The Company owns facilities in Brookfield, Columbia, Corvallis, Glastonbury, Greensboro, Kalispell, Lincoln, Marion, Moorpark, South Bend and Valley Forge; all other buildings in which centers are located are subject to leases expiring through 2003 and beyond. The Company owns or leases approximately 170 mainframe computers (Compaq Alpha, Data General, Hewlett Packard, IBM, NCR, SUN, Tandem and Unisys). In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.

         Fiserv believes its facilities and equipment are generally well maintained and are in good operating condition. The Company believes that the computer equipment it owns and its various facilities are adequate for its present and foreseeable business. Fiserv periodically upgrades its mainframe capability as needed. Fiserv contracts with multiple sites to provide processing back-up in the event of a disaster and maintains duplicate tapes of data collected and software used in its business in locations away from the Company's facilities.

Item 3.  Legal Proceedings

         In the normal course of business, the Company and its subsidiaries are named as defendants in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

Executive Officers of the Registrant
------------------------------------

         The executive officers and other officers of the Company as of February 26, 2002, together with their ages, positions and business experience are described below:

         Name                     Age     Position
         Leslie M. Muma           57      President and Chief Executive Officer
         Donald F. Dillon         61      Chairman of the Board and Chairman of
                                          Information Technology, Inc.
         Kenneth R. Jensen        58      Senior Executive Vice President, Chief
                                          Financial Officer and Treasurer

         Norman J. Balthasar      55    President and Chief Operating Officer,
                                        Financial Institution Group
         Robert H. Beriault       50    President and Chief Operating Officer,
                                        Securities Group
         Michael D. Gantt         50    President and Chief Operating Officer,
                                        Insurance Solutions Group
         Thomas A. Neill          52    President and Chief Operating Officer,
                                        Credit Union and Industry Products Group
         Gordon G. Rockafellow    65    President and Chief Operating Officer,
                                        Trust Services Group
         Dean C. Schmelzer        51    Executive Vice President - Marketing &
                                        Sales
         Charles W. Sprague       52    Executive Vice President, General
                                        Counsel, Chief Administrative Officer
                                        and Secretary

         Mr. Muma has been a Director of the Company since it was established in 1984. He has served as President and Chief Operating Officer of the Company from 1984 to 1999, when he was named President and Chief Executive Officer.

         Mr. Dillon was named Chairman of the Board of Directors in July 2000. He served as Vice Chairman from 1995 to 2000. From 1976 to 1995, Mr. Dillon was co-founder and President of Information Technology, Inc. ("ITI"), a software and services organization that was acquired by the Company in 1995. Mr. Dillon also serves as Chairman of ITI.

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

         Mr. Beriault was named President and Chief Operating Officer of the Fiserv Securities Group in 1999. He served as Corporate Executive Vice President and President-Securities Processing Group from 1998 to 1999. From 1986 to 1998, Mr. Beriault was President of Lincoln Trust Company, which was acquired by the Company in 1995.

         Mr. Gantt was named President and Chief Operating Officer of the Fiserv Insurance Solutions Group in 2001. He joined Fiserv in 2000 and served as Executive Vice President and Chief Operating Officer of the Group. Prior to joining Fiserv, he was Senior Vice President and Group Manager for PMSC's (Policy Management Systems Corporation) Claims and Risk Management Group.

         Mr. Neill was named President and Chief Operating Officer of the Fiserv Credit Union and Industry Products Group in 2000. He served as President of the Products & Services Division and Group President of the Industry Products and Services Group from 1993 to 2000.

         Mr. Rockafellow was named President and Chief Operating Officer of the Fiserv Trust Services Group in 1999. He has served as Corporate Executive Vice President and President-Trust Group since 1998. Mr. Rockafellow was the President and CEO of First Trust Corporation from 1982 to 1985, when it was acquired by the Company, and served in that capacity until 1999.

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

================================================================================

                                     PART II

================================================================================

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The information required by this item under Item 201 of Regulation S-K is incorporated by reference to the information pertaining thereto set forth under the caption "Quarterly Financial Information" in the Company's 2001 Annual Report to Shareholders (the "Annual Report").

         In connection with the Company's acquisition of Trewit Inc. on November 30, 2001, the Company issued 2,721,615 shares of its common stock to the shareholders of Trewit. In connection with the Company's acquisition of Benefit Planners, Ltd., L.L.P. on January 2, 2001, the Company issued 330,155 shares of its common stock, as adjusted to reflect a three-for-two stock split effective in August 2001, to the shareholders of Benefit Planners. For each of these transactions, the Company relied on the exemption from registration under
Section 4(2) of the Securities Act of 1933, based upon the number and sophistication of recipients of the shares, their positions and the aggregate value of the transactions. No underwriter was involved in any of these transactions.

Item 6.  Selected Financial Information

         The information required by this item is incorporated by reference to the information set forth under the caption "Selected Financial Data" in the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The information required by this item is incorporated by reference to the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated by reference to the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Factors" in the Annual Report.

Item 8.  Financial Statements and Supplementary Data

         The information required by this item is incorporated by reference to the information set forth under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Quarterly Financial Information" and "Independent Auditors' Report" in the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

================================================================================

                                    PART III

================================================================================


Item 10.  Directors and Executive Officers

         The information required by this item with respect to directors is incorporated by reference to the information set forth under the captions "Matter 1. Election of Directors" and "Information with Respect to Continuing Directors" in the definitive proxy statement for the Company's 2002 annual meeting of shareholders (the "Proxy Statement"). The information required by this item with respect to executive officers appears at the end of Part I of this Form 10-K. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and officers is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.  Executive Compensation

         The information required by this item is incorporated herein by reference to the information set forth under the captions "Compensation of Directors," "Compensation of Executive Officers," "Agreements with Executive Officers" and "Stock Price Performance Graph" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

         Not applicable.

================================================================================

                                     PART IV

================================================================================


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements:

         The consolidated financial statements of the Company as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, together with the report thereon of Deloitte & Touche LLP, dated January 25, 2002, appear on pages 23 through 44 of the Company's Annual Report to Shareholders and Exhibit 13 to this Form 10-K Annual Report, and are incorporated herein by reference.

(a) (2)  Financial Statement Schedule:
         The following financial statement schedule of the Company and related independent auditors' report are included in this Report on Form 10-K:

                                                                          Page
                                                                          ----
         Independent Auditors' Report                                      15
         Schedule II-Valuation and Qualifying Accounts                     15

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:
         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(c)  Exhibits:
         The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2002
FISERV, INC.

By       /s/ Leslie M. Muma
         -------------------------------------
         Leslie M. Muma
         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 26, 2002.

Signature                                        Capacity

/s/ Leslie M. Muma
---------------------------------------
Leslie M. Muma                                   Director, President and Chief Executive Officer

/s/ Donald F. Dillon
---------------------------------------
Donald F. Dillon                                 Chairman of the Board,
                                                 Chairman-Information Technology, Inc.

/s/ Kenneth R. Jensen
--------------------------------------
Kenneth R. Jensen                                Director, Senior Executive Vice President,
                                                 Chief Financial Officer, Treasurer

/s/ Daniel P. Kearney
---------------------------------------
Daniel P. Kearney                                Director

/s/ Gerald J. Levy
---------------------------------------
Gerald J. Levy                                   Director

/s/ Glenn M. Renwick
---------------------------------------
Glenn M. Renwick                                 Director

/s/ L. William Seidman
---------------------------------------
L. William Seidman                               Director

/s/ Thekla R. Shackelford
---------------------------------------
Thekla R. Shackelford                            Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the consolidated financial statements of Fiserv, Inc. and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 25, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Fiserv, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
January 25, 2002


                                   SCHEDULE II
                        Valuation and Qualifying Accounts


                         Allowance for Doubtful Accounts

        Year Ended      Beginning           Charged
       December 31,      Balance          to Expense      Write-offs        Balance
       ------------      -------          ----------      ----------        -------
           2001        $16,001,000        $1,101,000     ($2,399,000)     $14,703,000
           2000         11,606,000         6,803,000      (2,408,000)      16,001,000
           1999          8,041,000         7,028,000      (3,463,000)      11,606,000

                                  EXHIBIT INDEX

Exhibit
Number                          Exhibit Description
------                          -------------------

3.1 Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K dated February 28, 2000, and incorporated herein by reference (File No. 0-14948)).

3.2 By-laws, as amended (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K dated February 28, 2000, and incorporated herein by reference (File No. 0-14948)).

4.1 Shareholder Rights Agreement (filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February 23, 1998, and incorporated herein by reference (File No. 0-14948)).

4.2     First Amendment to the Shareholder Rights Agreement (filed as Exhibit
        4.3 to the Company's Form S-8 dated April 7, 2000, and incorporated herein by reference (File No. 333-34310)).

4.3     Second Amendment to the Shareholder Rights Agreement (filed as Exhibit
        4.6 to the Company's Form 10-K dated February 27, 2001, and incorporated herein by reference (File No. 0-14948)).

        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1 Fiserv, Inc. Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company's Form S-8 Registration Statement dated April 7, 2000, and incorporated herein by reference (File No. 333-34310)).

10.2 Fiserv, Inc. Executive Incentive Compensation Plan (filed as Exhibit A to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders).

10.3 Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Donald F. Dillon, Leslie M. Muma and Kenneth R. Jensen.

10.4 Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Norman J. Balthasar, Robert H. Beriault, Michael D. Gantt, Thomas A. Neill, Gordon G. Rockafellow, Dean C. Schmelzer and Charles W. Sprague.

13 2001 Annual Report to Shareholders (to the extent incorporated by reference herein).

21      List of Subsidiaries of the Registrant.

23      Independent Auditors' Consent.