Form 10-Q
period 2002-03-31
FISERV INC
filed 2002-04-23
CIK 798354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2002 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from________________to__________________

                         Commission file number 0-14948
                                                -------

                                  FISERV, INC.
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              WISCONSIN                                    39-1506125
    --------------------------------                -----------------------
    (State or other jurisdiction of                    (I. R. S. Employer
     incorporation or organization)                    Identification No.)

     255 FISERV DRIVE, BROOKFIELD, WI                         53045
  ---------------------------------------                 --------------
  (Address of principal executive office)                  (Zip Code)

                                 (262) 879 5000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 15, 2002, there were 191,237,798 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I.  FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                          FISERV, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           2002          2001
                                                        ------------------------
Revenues:
Processing and services                                 $ 559,824     $ 462,163
Customer reimbursements                                    72,104        65,488
                                                        -----------------------
Total revenues                                            631,928       527,651
                                                        -----------------------

Cost of revenues:
Salaries, commissions and payroll
 related costs                                            271,632       222,213
Customer reimbursement expenses                            72,104        65,488
Data processing costs and equipment rentals                39,108        34,338
Other operating expenses                                  116,350        91,910
Depreciation and amortization                              24,220        27,097
                                                         -----------------------
Total cost of revenues                                    523,414       441,046
                                                         -----------------------
Operating income                                          108,514        86,605
Interest expense - net                                     (2,687)       (3,817)
Realized gain from sale of investment                         915         1,821
                                                         -----------------------
Income before income taxes                                106,742        84,609
Income tax provision                                       41,629        33,844
                                                         -----------------------
Net income                                               $ 65,113     $  50,765
                                                         ======================

Net income per share:
 Basic                                                   $   0.34     $    0.27
                                                         ======================
 Diluted                                                 $   0.33     $    0.27
                                                         ======================

Shares used in computing net income per share:
 Basic                                                    190,669       186,162
                                                         ======================
 Diluted                                                  195,152       190,850
                                                         ======================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                          March 31,  December 31,
                                                            2002         2001
                                                        ------------------------
ASSETS
Cash and cash equivalents                               $  138,695    $  136,088
Accounts receivable - net                                  294,985       311,217
Securities processing receivables                        1,643,984     1,427,051
Prepaid expenses and other assets                          109,011       108,003
Investments                                              1,799,519     1,885,063
Property and equipment - net                               257,101       247,748
Internally generated computer software - net                98,518        97,250
Intangible assets - net                                  1,144,666     1,109,822
                                                        ------------------------
Total                                                   $5,486,479    $5,322,242
                                                        ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                        $   83,184    $   83,303
Securities processing payables                           1,448,194     1,289,479
Short-term borrowings                                      165,186       112,800
Accrued expenses                                           206,673       241,904
Accrued income taxes                                        14,930        15,373
Deferred revenues                                          163,702       171,101
Customer retirement account deposits                     1,391,594     1,420,956
Deferred income taxes                                       62,976        39,407
Long-term debt                                             260,684       343,093
                                                        ------------------------
Total liabilities                                        3,797,123     3,717,416
                                                        ------------------------
Shareholders' equity:
Common stock issued, 191,213,000 and 190,281,000
   shares, respectively                                      1,912         1,903
Additional paid-in capital                                 583,393       564,959
Accumulated other comprehensive income                      77,190        76,216
Accumulated earnings                                     1,026,861       961,748
                                                        ------------------------
Total shareholders' equity                               1,689,356     1,604,826
                                                        ------------------------
Total                                                   $5,486,479    $5,322,242
                                                        ========================

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                2002               2001
                                                                          -----------------------------------
Cash flows from operating activities:

Net income                                                                    $  65,113           $  50,765
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Realized gain from sale of investment                                             (915)             (1,821)
 Deferred income taxes                                                           22,411              16,416
 Depreciation and amortization                                                   24,220              27,097
 Amortization of internally generated computer software                           9,418               8,612
                                                                         -----------------------------------
                                                                                120,247             101,069
Changes in assets and liabilities, net of effects from
 acquisitions of businesses:
 Accounts receivable                                                             14,147                 673
 Prepaid expenses and other assets                                               (1,312)              8,307
 Accounts payable and accrued expenses                                          (33,210)            (46,776)
 Deferred revenues                                                               (7,647)              2,314
 Accrued income taxes                                                            12,555               7,009
 Securities processing receivables and payables - net                           (58,218)             (3,167)
                                                                         -----------------------------------
Net cash provided by operating activities                                        46,562              69,429
                                                                         -----------------------------------
Cash flows from investing activities:

Capital expenditures                                                            (30,304)            (16,708)
Capitalization of internally generated computer software                        (10,686)             (9,094)
Payment for acquisitions of businesses, net of cash acquired                    (35,846)            (90,903)
Investments                                                                      85,974             (90,751)
                                                                         -----------------------------------
Net cash provided by (used in) investing activities                               9,138            (207,456)
                                                                         -----------------------------------
Cash flows from financing activities:

Proceeds from (repayment of) short-term borrowings - net                         52,900              (6,725)
(Repayment of) proceeds from long-term debt - net                               (82,560)             27,604
Issuance of common stock                                                          5,443               3,206
Customer retirement account deposits                                            (28,876)             97,232
                                                                         -----------------------------------
Net cash (used in) provided by financing activities                             (53,093)            121,317
                                                                         -----------------------------------
Change in cash and cash equivalents                                               2,607             (16,710)
Beginning balance                                                               136,088              98,856
                                                                         -----------------------------------
Ending balance                                                                $ 138,695           $  82,146
                                                                         ===================================


See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation
The consolidated financial statements for the three month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the "Company"). Certain amounts reported in prior periods have been reclassified to conform to the 2002 presentation.

2. Recent Accounting Pronouncements
On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company has completed the first step of the transitional impairment test for intangible assets with indefinite lives and has determined that no potential impairment exists. The Company also is required to complete the first step of the transitional impairment test for goodwill within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the calendar year. The Company anticipates the results of this assessment will not have a material impact on the consolidated financial statements. Proforma net income and net income per share for the three months ended March 31, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

                                                               Three
                                                           months ended
                                                           March 31, 2001
                                                       ----------------------
                                                           (In thousands)
          Reported net income                               $   50,765
          Add: goodwill amortization, net of tax                 4,573
                                                            ----------
          Pro forma net income                              $   55,338
                                                            ==========

          Reported net income per share:
          Basic                                             $     0.27
          Diluted                                           $     0.27

          Pro forma net income per share:

          Basic                                             $     0.30
          Diluted                                           $     0.29


In addition, effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for prior periods have been reclassified to provide consistent presentation. For the three months ended March 31, 2002 and 2001, the Company has presented customer reimbursement revenue and expenses of $72.1 million and $65.5 million, respectively in accordance with Issue No. 01-14. Customer reimbursements represent direct costs paid to third parties primarily for postage and data communication costs. In addition, processing and services revenues and salaries/data processing expenses were increased by $8.9 million and $8.3 million in 2002 and 2001, respectively. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating income or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues. This table and the following discussion exclude the revenues and expenses associated with customer reimbursements as discussed in
Note 2.

                                              Three months ended
                                                  March 31,
                                              2002          2001
                                            ----------------------
                                            (Percent of Revenues)
Processing and services revenues              100.0         100.0
                                            ---------------------

Salaries and related costs                     48.5          48.1
Data processing costs                           7.0           7.4
Other operating expenses                       20.8          19.9
Depreciation and amortization                   4.3           5.9
                                            ---------------------
Total cost of revenues                         80.6          81.3
                                            ---------------------
Operating income                               19.4          18.7
                                            =====================

Processing and Services Revenues
Processing and services revenues increased $97.7 million, or 21.1%, from $462.2 million in the first quarter of 2001 to $559.8 million in the current first quarter. Approximately 25% of the revenue growth was derived from sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and price increases, with the remaining revenue growth from acquired businesses. Revenue growth was positively impacted by strong growth of $113.0 million, or 30.6%, for the first quarter of 2002 compared to 2001 in the Financial institution outsourcing, systems and services segment which is the Company's main operating segment. In addition, revenue growth was negatively impacted by the Securities processing and trust services segment, primarily due to lower transaction volumes from continued weakness in the United States retail financial markets. Revenues for the Securities processing and trust services segment declined $17.6 million for the first quarter of 2002 compared to 2001.

Cost of Revenues
Cost of revenues increased 20.2% from $375.6 million in the first quarter of 2001 to $451.3 million in the current first quarter. The make up of cost of revenues has been affected by business acquisitions and changes in the mix of the Company's business.

Depreciation and Amortization
Depreciation and amortization decreased from $27.1 million in the first quarter of 2001 to $24.2 million in the current first quarter. The decrease was primarily attributable to the adoption of SFAS No. 142 as discussed in Note 2 that resulted in a reduction of goodwill amortization expense of approximately $6.0 million in the first quarter of 2002, offset by incremental depreciation from capital expenditures.

Operating Income
Operating income increased from $86.6 million in the first quarter of 2001 to $108.5 million in the current first quarter.

Realized Gain from Sale of Investment
During the first three months of 2002 and 2001, the Company recorded a pre-tax realized gain from the sale of investment of $0.9 million and $1.8 million, respectively.

Income Tax Provision
The effective income tax rate was 40% in 2001 and 39% in 2002. The effective income tax rate for 2002 has declined from 2001 due to the impact of adopting SFAS No. 142.

Net Income
Net income for the first quarter increased from $50.8 million in 2001 to $65.1 million in 2002. Net income per share-diluted (excluding realized gains from sale of investment) for the first quarter was $0.33 in 2002, compared to $.26 in 2001. The impact of adopting SFAS No. 142 increased first quarter 2002 diluted net income per share by approximately $.02 per share due to the elimination of goodwill amortization.

Business Segment Information
The Company is a leading independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company's operations have been classified into three business segments: Financial institution outsourcing, systems and services; Securities processing and trust services; and All other and corporate. As of January 1, 2002, financial information for the three months ended March 31, 2001 has been restated to reflect the transfer of one business unit representing $3.6 million in revenue and $0.3 million in operating income from the Securities and trust services segment to the Financial institution outsourcing, systems and services segment. Summarized financial information by business segment has been restated and is as follows:

                                                           Three Months Ended
                                                               March 31,
                                                          2002           2001
                                                       ------------------------
                                                             (In thousands)
Processing and services revenues:
Financial institution outsourcing, systems
 and services                                          $ 481,703      $ 368,723
Securities processing and trust services                  54,763         72,394
All other and corporate                                   23,358         21,046
                                                       ---------      ---------
Total                                                  $ 559,824      $ 462,163
                                                       ---------      ---------

Operating income:
Financial institution outsourcing, systems
 and services                                          $ 101,789      $  79,862
Securities processing and trust services                   7,566          8,122
All other and corporate                                     (841)        (1,379)
                                                       ---------      ---------
Total                                                  $ 108,514      $  86,605
                                                       ---------      ---------


Processing and services revenues in the Financial institution outsourcing, systems and services business segment increased from $368.7 million in the first quarter of 2001 to $481.7 million in the current first quarter. Operating income in the Financial institution outsourcing, systems and services business segment increased from $79.9 million in the first quarter of 2001 to $101.8 million in the current first quarter and was positively impacted by the elimination of goodwill amortization of approximately $5.0 million. Operating margins declined in the current quarter due primarily to lower operating margins associated with certain acquisitions closed in the fourth quarter of 2001.

Processing and services revenues in the Securities processing and trust services business segment decreased from $72.4 million in the first quarter of 2001 to $54.8 million in the current first quarter. The revenue decrease in the first quarter of 2002 was primarily related to lower transaction volumes due to continued weakness in the United States retail financial markets. Operating income in this business segment (excluding a litigation reserve of $7.8 million recorded in the first quarter of 2001) decreased from $15.9 million in the first quarter of 2001 to $7.6 million in the current first quarter primarily as a result of lower revenues.

Liquidity and Capital Resources
The following table summarizes the Company's primary sources (uses) of funds for the three months ended March 31, 2002 and 2001:

                                                                        2002                2001
                                                                   -----------------------------------
                                                                              (In thousands)
Cash provided by operating activities before changes
  in securities processing receivables and payables - net             $104,780            $72,596
Securities processing receivables and payables - net                   (58,218)            (3,167)
                                                                   -----------------------------------
Cash provided by operating activities                                   46,562             69,429
(Decrease) increase in net borrowings                                  (29,660)            20,879
                                                                   -----------------------------------
TOTAL                                                                 $ 16,902            $90,308
                                                                   ===================================

The Company has historically used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt.

The Company's strategy includes the acquisition of complementary businesses financed by a combination of internally generated funds and borrowings from the Company's credit facilities. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or the issuances of securities.

Critical Accounting Policies
The Company does not consider any specific accounting policies to be critical to the economic success of the entity. The Company does not participate in, nor has created, any off-balance sheet financing or other off-balance sheet special purpose entities, other than operating leases. In addition, the Company does not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's quantitative and qualitative disclosures about market risk are incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and have not materially changed since that report was filed.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on March 28, 2002, the Company's Shareholders approved the following matters:

                                                          For               Withheld
                                                    -----------------    --------------
1. ELECTION OF THREE DIRECTORS TO SERVE
   FOR A THREE-YEAR TERM EXPIRING IN 2005:

                          Donald F. Dillon            172,152,960           1,264,964
                          Gerald J. Levy              172,112,304           1,305,620
                          Glenn M. Renwick            171,409,216           2,008,708

   ELECTION OF ONE DIRECTOR TO SERVE FOR
   A ONE-YEAR TERM EXPIRING IN 2003*:
                          Leslie M. Muma              172,148,598           1,269,326

The other directors of the Company whose terms in office continued after the 2002 Annual Meeting of Shareholders are as follows: terms expiring at the 2003 Annual Meeting - Daniel P. Kearney and L. William Seidman; and terms expiring at the 2004 Annual Meeting - Kenneth R. Jensen, Thekla R. Shackelford.

* Nominated for a one-year term in order to make the number of directors in each class as even as possible.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits
       No exhibits are filed as part of this Quarterly Report on Form 10-Q.

  (b)  Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Fiserv, Inc.
                                          --------------------
                                          (Registrant)

Date   April 23, 2002               by    /s/ Kenneth R. Jensen
       --------------                     -----------------------------
                                          KENNETH R. JENSEN
                                          Senior Executive Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Assistant Secretary