Form 10-Q
period 2002-06-30
FISERV INC
filed 2002-07-23
CIK 798354

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the quarterly period ended June 30, 2002

                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the transition period from_______________to_________________

                         Commission file number 0-14948

                                  FISERV, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               WISCONSIN                                  39-1506125
               ---------                                  ----------
    (State or other jurisdiction of                    (I. R. S. Employer
     incorporation or organization)                    Identification No.)

   255 FISERV DRIVE, BROOKFIELD, WI                  53045
   --------------------------------                  -----
Address of principal executive office              (Zip Code)

                                 (262) 879 5000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 15, 2002, there were 192,256,689 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         FISERV, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                  Three Months Ended       Six Months Ended
                                                      June 30,                    June 30,
                                                  2002       2001           2002        2001
                                                  ----       ----           ----        ----
Revenues:
Processing and services                         $563,032   $ 481,355     $1,122,856   $  943,518
Customer reimbursements                           69,394      62,269        141,498      127,757
                                                --------   ---------     ----------   ----------
Total revenues                                   632,426     543,624      1,264,354    1,071,275

Cost of revenues:
Salaries, commissions and payroll
  related costs                                  267,606     230,638        539,238      452,851
Customer reimbursement expenses                   69,394      62,269        141,498      127,757
Data processing costs and equipment rentals       41,665      36,213         80,773       70,551
Other operating expenses                         117,676      98,490        234,026      190,400
Depreciation and amortization                     25,220      27,635         49,440       54,732
                                                --------   ---------     ----------   ----------
Total cost of revenues                           521,561     455,245      1,044,975      896,291
                                                --------   ---------     ----------   ----------
Operating income                                 110,865      88,379        219,379      174,984
Interest expense - net                            (2,178)     (3,237)        (4,865)      (7,054)
Realized gain from sale of investment                567       1,506          1,482        3,327
                                                --------   ---------     ----------   ----------
Income before income taxes                       109,254      86,648        215,996      171,257
Income tax provision                              42,609      34,659         84,238       68,503
                                                --------   ---------     ----------   ----------
Net income                                      $ 66,645   $  51,989     $  131,758   $  102,754
                                                ========   =========     ==========   ==========
Net income per share:
  Basic                                           $ 0.35      $ 0.28         $ 0.69       $ 0.55
                                                ========   =========     ==========   ==========
  Diluted                                         $ 0.34      $ 0.27         $ 0.67       $ 0.54
                                                ========   =========     ==========   ==========
Shares used in computing net income per share:
  Basic                                          191,420     186,558        191,044      186,360
                                                ========   =========     ==========   ==========
  Diluted                                        195,474     191,252        195,313      191,051
                                                ========   =========     ==========   ==========

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                   June 30,    December 31,
                                                     2002          2001
                                                 -----------   ------------
ASSETS
Cash and cash equivalents                        $   188,329   $   136,088
Accounts receivable-net                              296,338       311,217
Securities processing receivables                  1,461,555     1,427,051
Prepaid expenses and other assets                    104,105       108,003
Investments                                        1,998,332     1,885,063
Property and equipment-net                           262,678       247,748
Internally generated computer
  software for external customers-net                100,339        97,250
Intangible assets-net                              1,165,095     1,109,822
                                                 -----------   -----------
Total                                            $ 5,576,771   $ 5,322,242
                                                 ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                 $    88,298   $    83,303
Securities processing payables                     1,281,074     1,289,479
Short-term borrowings                                137,390       112,800
Accrued expenses                                     215,265       241,904
Accrued income taxes                                  38,262        15,373
Deferred revenues                                    159,002       171,101
Customer retirement account deposits               1,585,516     1,420,956
Deferred income taxes                                 55,841        39,407
Long-term debt                                       262,503       343,093
                                                 -----------   -----------
Total liabilities                                  3,823,151     3,717,416
                                                 -----------   -----------
Shareholders' equity:
Common stock issued, 191,773,000 and
   190,281,000 shares, respectively                    1,918         1,903
Additional paid-in capital                           591,282       564,959
Accumulated other comprehensive income                66,914        76,216
Accumulated earnings                               1,093,506       961,748
                                                 -----------   -----------
Total shareholders' equity                         1,753,620     1,604,826
                                                 -----------   -----------
Total                                            $ 5,576,771   $ 5,322,242
                                                 ===========   ===========
See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                      2002      2001
                                                                                   ---------  --------
Cash flows from operating activities:

Net income                                                                         $ 131,758  $ 102,754
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Realized gain from sale of investment                                              (1,482)    (3,327)
   Deferred income taxes                                                              19,572      4,990
   Depreciation and amortization                                                      49,440     54,732
   Amortization of internally generated computer software for external customers      18,674     16,656
                                                                                   ---------  ---------
                                                                                     217,962    175,805
Changes in assets and liabilities, net of effects from acquisitions of businesses:
   Accounts receivable                                                                14,414     11,189
   Prepaid expenses and other assets                                                   2,461       (616)
   Accounts payable and accrued expenses                                             (24,538)   (20,853)
   Deferred revenues                                                                 (11,890)    (3,718)
   Accrued income taxes                                                               45,628     27,466
   Securities processing receivables and payables - net                              (42,909)    (2,170)
                                                                                   ---------  ---------
Net cash provided by operating activities                                            201,128    187,103
                                                                                   ---------  ---------
Cash flows from investing activities:
   Capital expenditures                                                              (57,211)   (34,115)
   Capitalization of internally generated computer software for external customers   (21,105)   (16,546)
   Payment for acquisitions of businesses, net of cash acquired                      (59,304)   (93,121)
   Investments                                                                      (124,005)    14,184
                                                                                   ---------  ---------
Net cash used in investing activities                                               (261,625)  (129,598)
                                                                                   ---------  ---------
Cash flows from financing activities:
Proceeds from short-term borrowings - net                                             25,104     16,400
Repayment of long-term debt - net                                                    (80,749)   (24,775)
Issuance of common stock                                                               3,338      9,092
Customer retirement account deposits                                                 165,045    (79,115)
                                                                                   ---------  ---------
Net cash provided by (used in) financing activities                                  112,738    (78,398)
                                                                                   ---------  ---------
Change in cash and cash equivalents                                                   52,241    (20,893)
Beginning balance                                                                    136,088     98,856
                                                                                   ---------  ---------
Ending balance                                                                     $ 188,329  $  77,963
                                                                                   =========  =========

See notes to consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

The consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the "Company"). Certain amounts reported in prior periods have been reclassified to conform to the 2002 presentation.

2.   Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company has completed its transitional impairment test for goodwill and intangible assets with indefinite lives and has determined that no potential impairment exists. Proforma net income and net income per share for the three month and six month periods ended June 30, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:


                                                  Three           Six
                                              Months Ended   Months Ended
                                              June 30, 2001  June 30, 2001
                                              -------------  -------------
                                                     (In thousands)
      Reported net income                        $51,989       $102,754
      Add: goodwill amortization, net of tax       4,626          9,199
                                                 -------       --------
      Pro forma net income                       $56,615       $111,953
                                                 =======       ========

      Reported net income per share:
      Basic                                        $0.28          $0.55
      Diluted                                      $0.27          $0.54

      Pro forma net income per share:
      Basic                                        $0.30          $0.60
      Diluted                                      $0.30          $0.59

In addition, effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out of Pocket' Expenses Incurred" which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for prior periods have been reclassified to provide consistent presentation. The Company has presented customer reimbursement revenue and expenses of $69.4 million and $62.3 million for the three months ended June 30, 2002 and 2001, respectively, and $141.5 million and $127.8 million for the six months ended June 30, 2002 and 2001, respectively, in accordance with Issue No. 01-14. Customer reimbursements represent direct costs paid to third parties primarily for postage and data communication costs. In addition, processing and services revenues and salaries/data processing expenses were increased by $9.7 million and $8.7 million for the three months ended June 30, 2002 and 2001, respectively and $18.7 million and $17.0 million for the six months ended June 30, 2002 and 2001, respectively. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating income or net income.

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

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                        2002        2001       2002      2001
                                        ----        ----       ----      ----
                                                  (Percent of Revenues)
Processing and services revenues        100.0%     100.0%    100.0%     100.0%
                                        -----      -----     -----      -----
Salaries and related costs               47.5       47.9      48.0       48.0
Data processing costs                     7.4        7.5       7.2        7.5
Other operating expenses                 20.9       20.5      20.9       20.2
Depreciation and amortization             4.5        5.7       4.4        5.8
                                        -----      -----     -----      -----
Total cost of revenues                   80.3       81.6      80.5       81.5
                                        -----      -----     -----      -----
Operating income                         19.7       18.4      19.5       18.5
                                        =====      =====     =====      =====

Processing and Services Revenues
Processing and services revenues increased $81.7 million, or 17.0%, from $481.4 million in the second quarter of 2001 to $563.0 million in the current second quarter, and $179.3 million, or 19.0%, from $943.5 million in the first six months of 2001 to $1,122.9 million in the comparable current period. Approximately 25% of the year-to-date revenue growth (excluding a business disposition and a $12.0 million termination fee in 2001) was derived from sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and price increases, with the remaining revenue growth from acquired businesses. Revenue growth was positively impacted by strong growth of $216.6 million, or 28.8%, for the first six months of 2002 compared to 2001 in the Financial institution outsourcing, systems and services segment which is the Company's main operating segment. In addition, revenue growth was negatively impacted by the Securities processing and trust services segment, primarily due to lower transaction volumes from continued weakness in the United States retail financial markets. Revenues for the Securities processing and trust services segment declined $29.2 million for the first six months of 2002 compared to 2001, excluding a $12.0 million termination fee received from a broker-dealer customer acquired by a third party in the second quarter of 2001.

Cost of Revenues
Cost of revenues increased 15.1% from $393.0 million in the second quarter of 2001 to $452.2 million in the current second quarter, and 17.6% from $768.5 million in the first six months of 2001 to $903.5 million in the first six months of 2002.

Depreciation and Amortization
Depreciation and amortization decreased $2.4 million from $27.6 million in the second quarter of 2001 to $25.2 million in the current second quarter, and $5.3 million from $54.7 million in the first six months of 2001 to $49.4 in the first six months of 2002. The decrease was primarily attributable to the adoption of SFAS No. 142 that resulted in a reduction of goodwill amortization expense of approximately $12.0 million for the first six months of 2002, offset primarily by incremental depreciation expense from capital expenditures.

Operating Income
Operating income increased 25.4% from $88.4 million in the second quarter of 2001 to $110.9 million in the current second quarter, and increased 25.4% from $175.0 million in the first six months of 2001 to $219.4 million in the first six months of 2002.

Realized Gain from Sale of Investment

During the first six months of 2002 and 2001, the Company recorded a pre-tax realized gain from sale of investment of $1.5 million and $3.3 million, respectively.

Income Tax Provision

The effective income tax rate was 39% in 2002 and 40% in 2001. The effective income tax rate for 2002 has declined from 2001 due to the impact of adopting SFAS No. 142.

Net Income

Net income for the second quarter increased 28.2% from $52.0 million in 2001 to $66.6 million in 2002. Net income for the first six months increased 28.2% from $102.8 million in 2001 to $131.8 million in 2002. Net income per share-diluted (excluding realized gains from sale of investment) for the second quarter was $.34 in 2002 compared to $.27 in 2001. Net income per share-diluted (excluding realized gains from sale of investment) for the first six months of 2002 was $.67 compared to $.53 in the comparable 2001 period. The impact of adopting SFAS No. 142 would have increased 2001 diluted net income per share (excluding realized gain from sale of investment) by approximately $.02 per share in the second quarter and $.04 per share on a year-to-date basis due to the elimination of goodwill amortization.

Business Segment Information

The Company is a leading independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company's operations have been classified into three business segments: Financial institution outsourcing, systems and services; Securities processing and trust services; and All other and corporate. Financial information for the six months ended June 30, 2001 has been restated to reflect the transfer of one business unit representing $7.2 million in revenue and $.6 million in operating income from the Securities and trust services segment to the Financial institution outsourcing, systems and services segment. Summarized financial information by business segment has been restated and is as follows:

                                                 Three Months Ended       Six Months Ended
                                                      June 30,                 June 30,
                                                  2002        2001        2002        2001
                                                --------    --------   ----------   ---------
                                                             (In thousands)
Processing and services revenues:
Financial institution outsourcing, systems
and services                                    $487,061    $383,461   $  968,764   $ 752,184
Securities processing and trust services          54,513      78,049      109,276     150,443
All other and corporate                           21,458      19,845       44,816      40,891
                                                --------    --------   ----------   ---------
Total                                           $563,032    $481,355   $1,122,856   $ 943,518
                                                ========    ========   ==========   =========
Operating income:
Financial institution outsourcing, systems
and services                                    $107,667    $ 78,848   $  209,456   $ 158,710
Securities processing and trust services           5,924      11,803       13,490      19,925
All other and corporate                           (2,726)     (2,272)      (3,567)     (3,651)
                                                --------    --------   ----------   ---------
Total                                           $110,865    $ 88,379   $  219,379   $ 174,984
                                                ========    ========   ==========   =========

Processing and services revenues in the Financial institution outsourcing, systems and services business segment increased from $383.5 million in the second quarter of 2001 to $487.1 million in the current second quarter, and increased from $752.2 million in the first six months of 2001 to $968.8 million in the comparable current period. Operating income in the Financial institution outsourcing, systems and services business segment increased from $78.8 million in the second quarter of 2001 to $107.7 million in the current second quarter and increased from $158.7 million in the first six months of 2001 to $209.5 million in the first six months of 2002. Year-to-date operating income was positively impacted in 2002 by the elimination of goodwill amortization of approximately $10.0 million.

Processing and services revenues in the Securities processing and trust services business segment, excluding a $12.0 million termination fee received in the second quarter of 2001, decreased from $66.0 million in the second quarter of 2001 to $54.5 million in the current second quarter, and decreased from $138.4 million in the first six months of 2001 to $109.3 million in the comparable current period. The revenue decrease in 2002 was primarily related to lower transaction volumes in the Securities processing and trust services segment due to continued weakness in the United States retail financial markets. Operating income in this business segment decreased from $11.8 million in the second quarter of 2001 to $5.9 million in the current second quarter, and decreased from $19.9 million in the first six months of 2001 to $13.5 million in the first six months of 2002 primarily as a result of lower revenues. In the second quarter of 2002, the segment recorded a net charge of $3.2 million related to the write-down of WorldCom, Inc. debt securities to market value. The WorldCom, Inc. debt securities were acquired by the Company through the acquisition of Resources Trust Company in 2000 and the securities were classified as held-to-maturity. As of June 30, 2002, the Company's remaining held-to-maturity corporate debt securities had an aggregate fair market value in excess of carrying value of $4.1 million. In the second quarter of 2001, the segment recorded $12.3 million in restructuring charges.

Liquidity and Capital Resources
The following table summarizes the Company's primary sources (uses) of funds from operating activities for the six months ended June 30, 2002 and 2001:

                                                     2002        2001
                                                    ------      -------
                                                     (In thousands)
Cash provided by operating activities
   before changes in securities processing
   receivables and payables                         $ 244,037    $ 189,273
Securities processing receivables and payables
   - net                                              (42,909)      (2,170)
                                                    ---------    ---------
Cash provided by operating activities                 201,128      187,103
Decrease in net borrowings                            (55,645)      (8,375)
                                                    ---------    ---------
TOTAL                                               $ 145,483    $ 178,728
                                                    =========    =========
The Company has historically used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt.

The Company's strategy includes the acquisition of complementary businesses financed by a combination of internally generated funds and borrowings from the Company's credit facilities. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or the issuance of securities.

Critical Accounting Policies
The Company does not consider any specific accounting policies to be critical to the economic success of the entity. The Company does not participate in, nor has created, any off-balance sheet special purpose entities or other off-balance sheet financing, other than operating leases. In addition, the Company does not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has initiated legal action against E*TRADE Securities, Inc. ("E*TRADE") as the result of E*TRADE refusing to accept delivery of a $27 million bond in violation of the terms of a contract between E*TRADE and a subsidiary of the Company. The Company intends to vigorously enforce its rights under the terms of its agreement with E*TRADE and expects to prevail and recover the carrying value of the bond.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
    No exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Fiserv, Inc.
                                 ---------------------------------
                                 (Registrant)

 Date    July 22, 2002           by   /s/ Kenneth R. Jensen
         ------------            ---------------------------------
                                     KENNETH R. JENSEN
                                     Senior Executive Vice President, Chief
                                     Financial Officer, Treasurer and Assistant
                                     Secretary