Form 10-Q
period 2002-09-30
FISERV INC
filed 2002-10-22
CIK 798354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________________ to____________________


                         Commission file number 0-14948
                                                -------

                                  FISERV, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                WISCONSIN                                    39-1506125
     --------------------------------                    --------------------
     (State or other jurisdiction of                     (I. R. S. Employer
     incorporation or organization)                      Identification No.)

     255 FISERV DRIVE, BROOKFIELD, WI                            53045
-----------------------------------------                    -------------
(Address of principal executive office)                       (Zip Code)


                                 (262) 879 5000
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 14, 2002, there were 191,349,000 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                         FISERV, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                        September 30,                 September 30,
                                                     2002           2001           2002           2001
                                                 --------------------------    --------------------------
Revenues:
Processing and services                          $   563,663    $   476,102    $ 1,686,519    $ 1,419,620
Customer reimbursements                               72,009         63,129        213,507        190,886
                                                 --------------------------    --------------------------
Total revenues                                       635,672        539,231      1,900,026      1,610,506

Cost of revenues:
Salaries, commissions and payroll
 related costs                                       269,239        231,341        808,477        684,192
Customer reimbursement expenses                       72,009         63,129        213,507        190,886
Data processing costs and equipment rentals           39,275         38,067        120,048        108,618
Other operating expenses                             119,171         89,042        353,197        279,442
Depreciation and amortization                         26,155         28,437         75,595         83,169
                                                 --------------------------    --------------------------
Total cost of revenues                               525,849        450,016      1,570,824      1,346,307
                                                 --------------------------    --------------------------
Operating income                                     109,823         89,215        329,202        264,199
Interest expense - net                                (1,804)        (2,501)        (6,669)        (9,555)
Realized gain from sale of investment                    426          1,000          1,908          4,327
                                                 --------------------------    --------------------------
Income before income taxes                           108,445         87,714        324,441        258,971
Income tax provision                                  42,294         35,085        126,532        103,588
                                                 --------------------------    --------------------------
Net income                                       $    66,151    $    52,629    $   197,909    $   155,383
                                                 ==========================    ==========================

Net income per share:
 Basic                                           $      0.34    $      0.28    $      1.03    $      0.83
                                                 ==========================    ==========================
 Diluted                                         $      0.34    $      0.27    $      1.01    $      0.81
                                                 ==========================    ==========================

Shares used in computing net income per share:
 Basic                                               192,048        186,944        191,379        186,555
                                                 ==========================    ==========================
 Diluted                                             195,025        191,541        195,217        191,214
                                                 ==========================    ==========================

See notes to condensed consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 September 30,  December 31,
                                                                      2002          2001
                                                                 -------------  ------------
ASSETS
Cash and cash equivalents                                        $     217,969  $    136,088
Accounts receivable-net                                                287,576       311,217
Securities processing receivables                                    1,425,890     1,427,051
Prepaid expenses and other assets                                      105,128       108,003
Investments                                                          2,053,070     1,885,063
Property and equipment-net                                             265,943       247,748
Intangible assets-net                                                1,310,255     1,207,072
                                                                 -------------  ------------
Total                                                            $   5,665,831  $  5,322,242
                                                                 =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                 $      85,287  $     83,303
Securities processing payables                                       1,207,719     1,289,479
Short-term borrowings                                                  186,190       112,800
Accrued expenses                                                       256,693       241,904
Accrued income taxes                                                    26,818        15,373
Deferred revenues                                                      151,485       171,101
Customer funds held and retirement account deposits                  1,677,444     1,420,956
Deferred income taxes                                                   44,156        39,407
Long-term debt                                                         260,734       343,093
                                                                 -------------  ------------
Total liabilities                                                    3,896,526     3,717,416
                                                                 -------------  ------------
Shareholders' equity:
Common stock issued, 192,439,000 and 190,281,000
 shares, respectively                                                    1,924         1,903
Additional paid-in capital                                             601,429       564,959
Accumulated other comprehensive income                                  30,287        76,216
Accumulated earnings                                                 1,159,657       961,748
Treasury stock, at cost, 745,000 shares in 2002                        (23,992)            -
                                                                 -------------  ------------
Total shareholders' equity                                           1,769,305     1,604,826
                                                                 -------------  ------------
Total                                                            $   5,665,831  $  5,322,242
                                                                 =============  ============

See notes to condensed consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                    2002         2001
                                                                                 -----------------------
Cash flows from operating activities:
Net income                                                                       $ 197,909     $ 155,383
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Realized gain from sale of investment                                              (1,908)       (4,327)
 Deferred income taxes                                                              23,059        12,937
 Depreciation and amortization                                                      75,595        83,169
 Amortization of internally generated computer software for external customers      27,800        24,879
                                                                                 -----------------------
                                                                                   322,455       272,041
Changes in assets and liabilities, net of effects from
 acquisitions of businesses:
 Accounts receivable                                                                22,357       (12,775)
 Prepaid expenses and other assets                                                     711        (2,590)
 Accounts payable and accrued expenses                                               6,455        (4,638)
 Deferred revenues                                                                 (20,915)      (16,774)
 Accrued income taxes                                                               41,466        49,144
 Securities processing receivables and payables - net                              (80,599)        3,534
                                                                                 -----------------------
Net cash provided by operating activities                                          291,930       287,942
                                                                                 -----------------------
Cash flows from investing activities:
 Capital expenditures                                                              (75,285)      (46,587)
 Capitalization of internally generated computer software for
 external customers                                                                (30,880)      (25,095)
 Payment for acquisitions of businesses, net of cash acquired                     (103,739)     (141,230)
 Investments                                                                      (227,241)     (191,344)
                                                                                 -----------------------
Net cash used in investing activities                                             (437,145)     (404,256)
                                                                                 -----------------------
Cash flows from financing activities:
Proceeds from short-term borrowings - net                                           73,904       109,775
Repayment of long-term debt - net                                                  (82,517)      (86,209)
Issuance of common stock                                                             7,491        12,904
Purchases of treasury stock                                                        (23,992)            -
Customer funds held and retirement account deposits                                252,210        73,739
                                                                                 -----------------------
Net cash provided by financing activities                                          227,096       110,209
                                                                                 -----------------------
Change in cash and cash equivalents                                                 81,881        (6,105)
Beginning balance                                                                  136,088        98,856
                                                                                 -----------------------
Ending balance                                                                   $ 217,969     $  92,751
                                                                                 =======================

See notes to condensed consolidated financial statements.

                          FISERV, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Principles of Consolidation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the "Company"). Certain amounts reported in prior periods have been reclassified to conform to the 2002 presentation.

2. Intangible Assets
On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Accordingly, effective January 1, 2002, the Company discontinued the amortization of goodwill. The Company completed its transitional impairment test for goodwill and intangible assets with indefinite lives and determined that no impairment exists. Pro forma net income and net income per share for the three month and nine month periods ended September 30, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

                                                    Three                   Nine
                                                 Months Ended            Months Ended
                                              September 30, 2001      September 30, 2001
                                              ------------------      ------------------
                                                             (In thousands)
      Reported net income                         $   52,629               $155,383
      Add: goodwill amortization, net of tax           4,616                 13,815
                                                  ----------               --------
      Pro forma net income                        $   57,245               $169,198
                                                  ==========               ========

      Reported net income per share:
      Basic                                       $     0.28               $   0.83
      Diluted                                     $     0.27               $   0.81

      Pro forma net income per share:
      Basic                                       $     0.31               $   0.91
      Diluted                                     $     0.30               $   0.88

At September 30, 2002, intangible assets were comprised of the following (in thousands):

      Software                                    $  378,828
      Customer base/contract rights                  130,640
      Trademarks                                      22,642
                                                  ----------
                                                     532,110
      Less accumulated amortization                 (309,843)
                                                  ----------
      Other intangible assets - net                  222,267
      Goodwill - net                               1,087,988
                                                  ----------
      Total                                       $1,310,255
                                                  ==========

Software includes both internally generated computer software for external customers and software acquired in conjunction with acquisitions.

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2002 are as follows:

                              Financial Institution
                                  Outsourcing,        Securities Processing
                               Systems and Services     and Trust Services     All Other      Total
                              ---------------------   ---------------------   ----------   -----------
                                                         (In thousands)
Balance, January 1, 2002           $   884,417             $  107,887          $  29,830   $ 1,022,134
Goodwill additions                      25,197                 37,920              2,737        65,854
                                   -----------             ----------          ---------   -----------
Balance, September 30, 2002        $   909,614             $  145,807          $  32,567   $ 1,087,988
                                   ===========             ==========          =========   ===========

3. Accounting Change
Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out of Pocket' Expenses Incurred ("Issue No. 01-14")," which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for prior periods have been reclassified to provide consistent presentation. The Company has presented customer reimbursement revenue and expenses of $72.0 million and $63.1 million for the three months ended September 30, 2002 and 2001, respectively, and $213.5 million and $190.9 million for the nine months ended September 30, 2002 and 2001, respectively, in accordance with Issue No. 01-14. Customer reimbursements represent direct costs paid to third parties primarily for postage and data communication costs. In addition, processing and services revenues and salaries/data processing expenses were increased by $9.7 million and $8.9 million for the three months ended September 30, 2002 and 2001, respectively, and $28.4 million and $25.9 million for the nine months ended September 30, 2002 and 2001, respectively. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating income or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company's consolidated statements of income bear to revenues. This table and the following discussion exclude the revenues and expenses associated with customer reimbursements as discussed in
Note 3.


                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                      2002            2001           2002             2001
                                -------------------------------------------------------------
                                                     (Percent of Revenues)
Revenues                            100.0%              100.0%        100.0%          100.0%
                                -------------------------------------------------------------
Salaries and related costs           47.8                48.6          47.9            48.2
Data processing costs                 7.0                 8.0           7.1             7.6
Other operating expenses             21.1                18.7          21.0            19.7
Depreciation and amortization         4.6                 6.0           4.5             5.9
                                -----------------------------   -----------------------------
Total cost of revenues               80.5                81.3          80.5            81.4
                                -----------------------------   -----------------------------
Operating income                     19.5                18.7          19.5            18.6
                                =============================   =============================

Processing and Services Revenues
Processing and services revenues increased $87.6 million, or 18.4%, from $476.1 million in the third quarter of 2001 to $563.7 million in the current third quarter, and $266.9 million, or 18.8%, from $1,419.6 million in the first nine months of 2001 to $1,686.5 million in the comparable current period. Revenue growth was derived from sales to new clients, existing client growth, cross-sales to existing clients, price increases and revenues from acquired companies. The year-to-date internal revenue growth rate (excluding a business disposition and a $12.0 million customer termination fee in 2001) was approximately 5%. Year-to-date total revenue growth was positively impacted by strong revenue growth of $296.0 million in the Financial institution outsourcing, systems and services segment (which included a decrease in European revenue of $27.3 million for the Company's international banking system primarily related to reduced customer spending on professional services). In addition, year-to-date total revenue growth was negatively impacted by a decline in revenues of $23.8 million (excluding a $12.0 million customer termination fee in 2001) in the Securities processing and trust services segment due to continued weakness in the United States retail financial markets.

Cost of Revenues
Cost of revenues increased 17.3% from $386.9 million in the third quarter of 2001 to $453.8 million in the current third quarter, and 17.5% from $1,155.4 million in the first nine months of 2001 to $1,357.3 million in the first nine months of 2002. The make up of cost of revenues has been affected by business acquisitions and changes in the mix of the Company's business.

Depreciation and Amortization
Depreciation and amortization decreased $2.3 million from $28.4 million in the third quarter of 2001 to $26.2 million in the current third quarter, and $7.6 million from $83.2 million in the first nine months of 2001 to $75.6 million in the first nine months of 2002. The decrease was primarily attributable to the adoption of SFAS No. 142 that resulted in a reduction of goodwill amortization expense of approximately $18.0 million for the first nine months of 2002, offset primarily by incremental depreciation expense from capital expenditures.

Operating Income
Operating income increased 23.1% from $89.2 million in the third quarter of 2001 to $109.8 million in the current third quarter, and increased 24.6% from $264.2 million in the first nine months of 2001 to $329.2 million in the first nine months of 2002.

Realized Gain from Sale of Investment
During the first nine months of 2002 and 2001, the Company recorded a pre-tax realized gain from sale of investment of $1.9 million and $4.3 million, respectively.

Income Tax Provision
The effective income tax rate was 39% in 2002 and 40% in 2001. The effective income tax rate for 2002 has declined from 2001 due to the impact of adopting SFAS No. 142.

Net Income
Net income for the third quarter increased 25.7% from $52.6 million in 2001 to $66.2 million in 2002. Net income for the first nine months increased 27.4% from $155.4 million in 2001 to $197.9 million in 2002. Net income per share-diluted (excluding realized gain from sale of investment) for the third quarter was $.34 in 2002 compared to $.27 in 2001. Net income per share-diluted (excluding realized gain from sale of investment) for the first nine months of 2002 was $1.01 compared to $.80 in the comparable 2001 period. The impact of adopting SFAS No. 142 would have increased 2001 net income per share-diluted (excluding realized gain from sale of investment) by approximately $.03 per share in the third quarter and $.07 per share on a year-to-date basis due to the elimination of goodwill amortization.

Business Segment Information
The Company is a leading independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company's operations have been classified into three business segments: Financial institution outsourcing, systems and services; Securities processing and trust services; and All other and corporate. Financial information for the nine months ended September 30, 2001 has been restated to reflect the transfer of one business unit representing $10.7 million in revenue and $.8 million in operating income from the Securities processing and trust services segment to the Financial institution outsourcing, systems and services segment. Summarized financial information by business segment has been restated and is as follows:

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                                   2002              2001                2002             2001
                                                             ----------------------------------    -------------------------------
Processing and services revenues:                                                        (In thousands)
Financial institution outsourcing, systems
and services                                                     $482,145          $402,678           $1,450,909      $1,154,862
Securities processing and trust services                           58,773            53,421              168,049         203,864
All other and corporate                                            22,745            20,003               67,561          60,894
                                                             ------------     -------------        -------------   --------------
Total                                                            $563,663          $476,102           $1,686,519      $1,419,620
                                                             ------------     -------------        -------------   --------------

Operating income:
Financial institution outsourcing, systems
and services                                                     $103,950           $83,800             $313,406        $242,510
Securities processing and trust services                            7,922             7,370               21,412          27,295
All other and corporate                                            (2,049)           (1,955)              (5,616)         (5,606)
                                                             ------------     -------------        -------------   --------------
Total                                                            $109,823           $89,215             $329,202        $264,199
                                                             ------------     -------------        -------------   --------------

Processing and services revenues in the Financial institution outsourcing, systems and services business segment increased from $402.7 million in the third quarter of 2001 to $482.1 million in the current third quarter, and increased from $1,154.9 million in the first nine months of 2001 to $1,450.9 million in the comparable current period. Operating income in the Financial institution outsourcing, systems and services business segment increased from $83.8 million in the third quarter of 2001 to $104.0 million in the current third quarter and increased from $242.5 million in the first nine months of 2001 to $313.4 million in the first nine months of 2002. Year-to-date operating income was positively impacted in 2002 by the elimination of goodwill amortization of approximately $15.0 million.

Processing and services revenues in the Securities processing and trust services business segment increased from $53.4 million in the third quarter of 2001 to $58.8 million in the current third quarter, and decreased from $203.9 million in the first nine months of 2001 to $168.0 million in the comparable current period. The year-to-date revenue decrease in 2002 was primarily related to lower transaction volumes in the Securities processing and trust services segment due to prolonged weakness in the United States retail financial markets. Operating income in this business segment increased from $7.4 million in the third quarter of 2001 to $7.9 million in the current third quarter, and decreased from $27.3 million in the first nine months of 2001 to $21.4 million in the first nine months of 2002.

Liquidity and Capital Resources
The following table summarizes the Company's primary sources (uses) of funds from operating activities for the nine months ended September 30, 2002 and 2001:

                                                                               2002                2001
                                                                            ------------------------------
                                                                                     (In thousands)
Net cash provided by operating activities before changes
  in securities processing receivables and payables                          $372,529             $284,408
Securities processing receivables and payables - net                          (80,599)               3,534
                                                                             -----------------------------
Cash provided by operating activities                                         291,930              287,942
Proceeds from short-term borrowings - net                                      73,904              109,775
Repayment of long-term debt - net                                             (82,517)             (86,209)
                                                                             -----------------------------
Total                                                                        $283,317             $311,508
                                                                             =============================

The Company has historically used a significant portion of its cash flow from operations to fund acquisitions and capital expenditures with any remainder used to reduce long-term debt or repurchase Company stock.

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

In 1999, the Company's Board of Directors authorized the repurchase of up to 4,875,000 shares of the Company's common stock. Shares purchased under the authorization will be made through open market transactions that may occur from time to time as market conditions warrant. As of September 30, 2002, approximately 2,026,000 shares remained available under the repurchase plan.

Critical Accounting Policies
The Company's condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. The Company bases its estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

The Company has identified that its accounting policy regarding intangible assets and goodwill is critical to the Company's results of operations and financial position. The Company has reviewed the carrying value of goodwill and other intangible assets in connection with the implementation of SFAS 142 by comparing such amounts to their fair values. The Company determined that the carrying amounts of goodwill and other intangible assets did not exceed their respective fair values. The Company is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company uses various assumptions, including projections of future cash flows. Given the significance of goodwill and other intangible balances, an adverse change to the fair value could result in an impairment charge, which could be material to the Company's financial statements.

The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing, other than operating leases. In addition, the Company does not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Management, under the supervision and, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are adequate and effective. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company has initiated legal action against E*TRADE Securities, Inc. ("E*TRADE") as the result of E*TRADE refusing to accept delivery of a bond (with a carrying value of $27.0 million as of September 30, 2002) in violation of the terms of a contract between E*TRADE and a subsidiary of the Company. The Company intends to vigorously enforce its rights under the terms of its agreement with E*TRADE and expects to prevail and recover the carrying value of the bond.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

(99.1) Written Statement of the Chief Executive Officer, dated October 21, 2002 (99.2) Written Statement of the Chief Financial Officer, dated October 21, 2002

  (b) Reports on Form 8-K

On July 30, 2002, the Company filed a report on Form 8-K under Item 5 pursuant to Securities and Exchange Commission Order No. 4-460 requiring the filing of sworn statements of the Company's principal executive officer and principal financial officer pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

On September 19, 2002, the Company filed a report on Form 8-K under Item 9 announcing that Norman J. Balthasar was named to the newly created position of Senior Executive Vice President and Chief Operating Officer of the Company effective October 1, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Fiserv, Inc.
                                --------------------------
                                (Registrant)



Date   October 21, 2002         by  /s/ Kenneth R. Jensen
       ----------------         -----------------------------------------------
                                    KENNETH R. JENSEN
                                    Senior Executive Vice President, Chief
                                    Financial Officer, Treasurer and Assistant
                                    Secretary

CERTIFICATIONS

I, Leslie M. Muma, President and Chief Executive Officer of Fiserv, Inc., a Wisconsin corporation ("Fiserv"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Fiserv;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 21, 2002              By:   /s/ Leslie M. Muma
       ------------------            -------------------------------------------
                                           LESLIE M. MUMA
                                           President and Chief Executive Officer

I, Kenneth R. Jensen, Senior Executive Vice President and Chief Financial Officer of Fiserv, Inc., a Wisconsin corporation ("Fiserv"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Fiserv;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 21, 2002          by   /s/ Kenneth R. Jensen
       ------------------        -----------------------------------------------
                                      KENNETH R. JENSEN
                                      Senior Executive Vice President, Chief
                                      Financial Officer, Treasurer and Assistant
                                      Secretary

                                  EXHIBIT INDEX

  Exhibit
  Number            Exhibit Description
-----------         -------------------
   99.1             Written Statement of the Chief Executive Officer, dated
                    October 21, 2002
   99.2             Written Statement of the Chief Financial Officer, dated
                    October 21, 2002