Form 10-K
period 2002-12-31
FISERV INC
filed 2003-02-28
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file no. 0-14948

FISERV, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1506125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 FISERV DRIVE, BROOKFIELD, WISCONSIN	53045
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (262) 879-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

(Title of Class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.01 Par Value

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2003: $5,715,000,000

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2002: $6,738,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2003: 191,991,614

DOCUMENTS INCORPORATED BY REFERENCE:

2002 Annual Report to Shareholders—Parts II, IV

Proxy Statement for April 3, 2003, Annual Meeting of Shareholders—Part III

Fiserv, Inc. and Subsidiaries

Form 10-K

December 31, 2002

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates” or “expects,” or words of similar import. Similarly, statements that describe future plans, objectives or goals of Fiserv, Inc. (“Fiserv” or the “Company”) are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect results include, among others, economic, competitive, governmental and technological factors affecting the Company’s operations, markets, services and related products, prices and other factors discussed in the Company’s prior filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Item 1. Business

Fiserv is a leading provider of integrated data processing and information management systems to the financial industry. The Company was formed in 1984 through the combination of two major regional data processing firms that began as the data processing operations of their parent financial institutions. Historically, these firms expanded operations by developing a range of services for their parent organizations, as well as other financial institutions. Since its organization, Fiserv has grown by developing highly specialized services and product enhancements, adding new clients and acquiring firms complementing the Fiserv organization.

As a leading technology resource, Fiserv serves more than 13,000 financial services providers worldwide, including banks, broker-dealers, credit unions, financial planners and investment advisers, insurance companies and agents, leasing companies, mortgage lenders and savings institutions. The Company operates centers nationwide for full-service financial data processing, software system development, item processing and check imaging, technology support and related product businesses. In addition, the Company has business support centers in Argentina, Australia, Canada, Colombia, Indonesia, the Philippines, Puerto Rico, Poland, Singapore and the United Kingdom.

Business Strategy

The market for products and services offered by financial institutions continues to undergo change. The financial industry is introducing and implementing new alternative lending and investment products with great frequency. The distinctions among financial services traditionally offered by banking and thrift organizations as well as by securities and insurance firms continue to narrow. Financial institutions diversify and consolidate on an ongoing basis in response to market pressures, as well as under the auspices of regulatory agencies.

Although such market changes have led to consolidations that have reduced the number of financial institutions in the United States, consolidation has not resulted in a material reduction of the number of customers or financial accounts serviced by the financial industry as a whole. New organizations entering the once limited financial services industry have opened new markets for Fiserv services.

To stay competitive in this changing marketplace, financial institutions are providing their customers a broad variety of new products and services that are typically transaction-oriented and fee-

based. The growing volume and types of transactions and accounts have increased the data processing requirements of these institutions. As a consequence, Fiserv believes that the financial services industry is one of the largest users of data processing products and services.

Moreover, Fiserv expects that the financial industry will continue to require significant commitments of capital and human resources to the information systems requirements, to require application of more specialized systems and to require development, maintenance and enhancement of applications software. Fiserv believes that economies of scale in data processing operations are essential to justify the required level of expenditures and commitment of human resources.

In response to these market dynamics, financial institutions obtain data processing services by different means than in the past. Many smaller, local and regional third-party data processors are leaving the business or consolidating with larger providers. A number of large financial institutions previously providing third-party processing services for other institutions have withdrawn from the business to concentrate on their primary, core businesses. Similarly, an increasing number of financial institutions that previously developed their own software systems and maintained their own data processing operations have outsourced their data processing requirements by licensing their software from a third party or by contracting with third-party processors to reduce costs and enhance their products and services. Outsourcing can involve the licensing of software, which eliminates the costly technical expertise within a financial institution, or the utilization of service bureaus, facilities management or resource management capabilities. Fiserv provides all of these options to the financial industry.

To capitalize on these industry trends, Fiserv has implemented a strategy of continuing to develop new products, improving the cost effectiveness of services provided to clients, aggressively soliciting new clients, and making both opportunistic and strategic acquisitions. In 2001, Fiserv acquired 12 businesses, adding combined annual revenues of more than $380 million and approximately 4,000 new employees. In 2002, Fiserv acquired five businesses, with combined annual revenues of more than $210 million and approximately 1,100 employees. The following is a summary of acquisitions made by Fiserv since its organization.

Acquisition History

Formed	Acquired	Company	Service

1964	July 1984	First Data Processing, Milwaukee, WI	Data processing
1971	July 1984	Sunshine State Systems, Tampa, FL	Data processing
1966	Nov. 1984	San Antonio, Inc., San Antonio, TX	Data processing

1982	Oct. 1985	Sendero Corporation, Scottsdale, AZ	Asset/liability management
1962	Oct. 1985	First Trust Corporation, Denver, CO	Retirement plans
1962	Oct. 1985	First Retirement Marketing, Denver, CO	Retirement plan marketing

1973	Jan. 1986	On-Line, Inc., Seattle, WA	Data processing, forms
1966	May 1986	First City Financial Systems, Inc., Beaumont, TX	Data processing

1962	Feb. 1987	Pamico, Inc., Milwaukee, WI	Specialized forms
1975	Apr. 1987	Midwest Commerce Data Corp., Elkhart, IN	Data processing
1969	Apr. 1987	Fidelity Financial Services, Inc., Spokane, WA	Data processing
1965	Oct. 1987	Capbanc Computer Corp., Baton Rouge, LA (sold 1991)	Data processing

1971	Feb. 1988	Minnesota On-Line Inc., Minneapolis, MN	Data processing
1965	May 1988	Citizens Financial Corporation, Cleveland, OH	Data processing
1980	May 1988	ZFC Electronic Data Services, Inc., Bowling Green, KY	Data processing
1969	June 1988	GESCO Corporation, Fresno, CA	Data processing
1967	Nov. 1988	Valley Federal Data Services, Los Angeles, CA	Data processing
1984	Dec. 1988	Northeast Savings Data Services, Hartford, CT	Data processing

Formed	Acquired	Company	Service

1982	May 1989	Triad Software Network, Ltd., Chicago, IL (sold 1996)	Data processing
1969	Aug. 1989	Northeast Datacom, Inc., New Haven, CT	Data processing

1978	Feb. 1990	Financial Accounting Services Inc., Pittsburgh, PA	Data processing
1974	June 1990	Accurate Data On Line, Inc., Titusville, FL	Data processing
1982	June 1990	GTE EFT Services Money Network, Fresno, CA	EFT networks
1968	July 1990	First Interstate Management, Milwaukee, WI	Data processing
1982	Oct. 1990	GTE ATM Networks, Fresno, CA	EFT networks
1867	Nov. 1990	Boston Safe Deposit & Trust Co. IP services, MA	Item processing
1968	Dec. 1990	First Bank, N.A. IP services, Milwaukee, WI	Item processing

1979	Apr. 1991	Citicorp Information Resources, Inc., Stamford, CT	Data processing
1980	Apr. 1991	BMS Processing, Inc., Randolph, MA	Item processing
1979	May 1991	FHLB of Dallas IP services, Dallas, TX	Item processing
1980	Nov. 1991	FHLB of Chicago IP services, Chicago, IL	Item processing

1977	Feb. 1992	Data Holdings, Inc., Indianapolis, IN	Automated card services
1980	Feb. 1992	BMS On-Line Services, Inc. (assets), Randolph, MA	Data processing
1982	Mar. 1992	First American Information Services, St. Paul, MN	Data processing
1981	July 1992	Cadre, Inc., Avon, CT (sold 1996)	Disaster recovery
1992	July 1992	Performance Analysis, Inc., Cincinnati, OH	Asset/liability management
1986	Oct. 1992	Chase Manhattan Bank, REALM Software, NY	Asset/liability management
1984	Dec. 1992	Dakota Data Processing, Inc., Fargo, ND	Data processing
1983	Dec. 1992	Banking Group Services, Inc., Somerville, MA	Item processing

1968	Feb. 1993	Basis Information Technologies, Atlanta, GA	Data processing, EFT
1986	Mar. 1993	IPC Service Corporation (assets), Denver, CO	Item processing
1973	May 1993	EDS’ FHLB Seattle (assets), Seattle, WA	Item processing
1982	June 1993	Datatronix Financial Services, San Diego, CA	Item processing
1966	July 1993	Data Line Service, Covina, CA	Data processing
1978	Nov. 1993	Financial Processors, Inc., Miami, FL	Data processing
1974	Nov. 1993	Financial Data Systems, Jacksonville, FL	Item processing
1961	Nov. 1993	Financial Institutions Outsourcing, Pittsburgh, PA	Data processing
1972	Nov. 1993	Data-Link Systems, South Bend, IN	Mortgage banking services

1985	Apr. 1994	National Embossing Company, Inc., Houston, TX	Automated card services
1962	May 1994	Boatmen’s Information Systems of Iowa, Des Moines, IA	Data processing
1981	Aug. 1994	FHLB of Atlanta IP services, Atlanta, GA	Item processing
1989	Nov. 1994	CBIS Imaging Technology Banking Unit, Maitland, FL	Imaging technology
1987	Dec. 1994	RECOM Associates, Inc., Tampa, FL (sold 1998)	Network integration

1970	Jan. 1995	Integrated Business Systems, Glendale, CA	Specialized forms
1977	Feb. 1995	BankLink, Inc., New York, NY	Cash management
1976	May 1995	Information Technology, Inc., Lincoln, NE	Software and services
1957	Aug. 1995	Lincoln Holdings, Inc., Denver, CO	DP for retirement planning
1993	Sept. 1995	SRS, Inc., Austin, TX	Data processing
1992	Sept. 1995	ALLTEL’s Document Management Services, CA, NJ	Item processing
1978	Nov. 1995	Financial Information Trust, Des Moines, IA	Data processing

1983	Jan. 1996	UniFi, Inc., Fort Lauderdale, FL	Software and services
1982	Nov. 1996	Bankers Pension Services, Inc., Tustin, CA	DP for retirement planning
1992	Apr. 1997	AdminaStar Communications, Indianapolis, IN	Laser print/mailing services

Formed	Acquired	Company	Service

1982	May 1997	Interactive Planning Systems, Atlanta, GA	PC-based financial systems
1983	May 1997	BHC Financial, Inc., Philadelphia, PA	Securities services
1968	Sept. 1997	FIS, Inc., Orlando, FL, and Baton Rouge, LA	Data processing
n/a	Sept. 1997	Stephens Inc. clearing business, Little Rock, AR	Securities services
1986	Oct. 1997	Emerald Publications, San Diego, CA	Financial seminars and training
1968	Oct. 1997	Central Service Corp., Greensboro, NC	Data and item processing
1993	Oct. 1997	Savoy Discount Brokerage, Seattle, WA	Securities services
1990	Dec. 1997	Hanifen, Imhoff Holdings, Inc., Denver, CO	Securities services

1980	Jan. 1998	Automated Financial Technology, Inc., Malvern, PA	Data processing
1981	Feb. 1998	The LeMans Group, King of Prussia, PA	Automobile leasing software
n/a	Feb. 1998	PSI Group, Seattle, WA	Laser printing
1956	Apr. 1998	Network Data Processing Corporation, Cedar Rapids, IA	Insurance data processing
1977	Apr. 1998	CUSA Technologies, Inc., Salt Lake City, UT	Software and services
1982	May 1998	Specialty Insurance Service, Orange, CA	Insurance data processing
1985	Aug. 1998	Deluxe Card Services, St. Paul, MN	Automated card services
1981	Oct. 1998	FHLB of Topeka IP services, Topeka, KS	Item processing
n/a	Oct. 1998	FiCATS, Norristown, PA	Item processing
1984	Oct. 1998	Life Instructors, Inc., New Providence, NJ	Insurance/securities training
1994	Nov. 1998	ASI Financial, Inc., New Jersey and New York	PC-based financial systems
1986	Dec. 1998	The FREEDOM Group, Inc., Cedar Rapids, IA	Insurance data processing

1994	Jan. 1999	QuestPoint, Philadelphia, PA	Item processing
1981	Feb. 1999	Eldridge & Associates, Lafayette, CA	PC-based financial systems
1984	Feb. 1999	RF/Spectrum Decision Science Corporation, Oakland, CA	Software and services
1978	Mar. 1999	FIPSCO, Inc., Des Plaines, IL	Insurance marketing systems
1987	Apr. 1999	Progressive Data Solutions, Inc./Infinity Software Systems, Inc., Orlando, FL	Insurance software systems
1973	June 1999	JWGenesis Clearing Corporation, Boca Raton, FL	Securities services
1987	June 1999	Alliance ADS, Redwood Shores, CA	Imaging technology
1962	Aug. 1999	Envision Financial Technologies, Inc., Chicago, IL	Data processing
1995	Oct. 1999	Pinehurst Analytics, Inc., Chapel Hill, NC	PC-based financial systems
1982	Dec. 1999	Humanic Design Corporation, Mahwah, NJ (sold 2001)	Software and services

1983	Jan. 2000	Patterson Press, Inc., Nashville, TN	Card services
1982	May 2000	Resources Trust Company, Denver, CO	DP for retirement planning
1986	Sept. 2000	National Flood Services, Inc., Kalispell, MT	Insurance data processing

1982	Jan. 2001	Benefit Planners, Boerne, TX	Insurance data processing
n/a	Feb. 2001	Marshall & Ilsley IP services, IA, MN, MO	Item processing
1972	Mar. 2001	Facilities and Services Corp., Agoura Hills, Novato, CA	Insurance software systems
1991	Mar. 2001	Remarketing Services of America, Inc., Amherst, NY	Automobile leasing services
1982	July 2001	EPSIIA Corporation, Austin, TX	Data processing
1996	July 2001	Catapult Technology Limited, London, England	Software and services
1985	Sept. 2001	FHLB of Pittsburgh IP services, Pittsburgh, PA	Item processing
1959	Nov. 2001	NCR bank processing operations, Dayton, OH	Data and item processing
1972	Nov. 2001	NCSI, Rockville, MD	Insurance data processing
1940	Nov. 2001	Integrated Loan Services, Rocky Hill, CT	Lending services
1954	Nov. 2001	Trewit Inc., Minneapolis, MN	Insurance data processing
n/a	Nov. 2001	FACT 400 credit card solution, Bogotá, Colombia	Software and services

Formed	Acquired	Company	Service

1991	May 2002	Case Shiller Weiss, Inc., Cambridge, MA	Lending services
1974	Aug. 2002	Investec Ernst & Company’s clearing operations, NY	Securities clearing services
n/a	Nov. 2002	Willis Group’s TPA operations, Nashville, Wichita	Insurance data processing
1989	Nov. 2002	EDS Corporation’s Consumer Network Services	EFT data processing
business, New Jersey
1979	Dec. 2002	Lenders Financial Services, Agoura Hills, CA	Lending services

1989	Jan. 2003	AVIDYN, Inc., Dallas, TX	Insurance data processing

Principal Services

The Company’s core business is serving the needs of banking, lending, insurance, financial planners and securities providers. With its wide array of industry-specific products, Fiserv believes its clients can satisfy their customers’ growing desire for anywhere, anytime financial services. The Company’s operations have been classified into two primary business segments. The Financial institution outsourcing, systems and services business segment provides account and transaction processing solutions and services to financial institutions and other financial intermediaries. The Securities processing and trust services business segment provides securities processing solutions and retirement plan administration services to brokerage firms, investment advisers and financial institutions. Fiserv also provides plastic card issuance, design, personalization and mailing services, and document solutions.

Financial Institution Outsourcing, Systems and Services. Fiserv provides financial solutions that are focused on technology needs to over 8,100 financial institutions, including banks, credit unions, leasing companies, mortgage lenders and savings institutions. The Company provides comprehensive solutions designed to meet the information processing requirements of financial institutions, including account and transactions processing services, item processing, loan servicing and lending systems. Fiserv also offers its clients service bureau and in-house processing systems, e-commerce solutions and complementary products. These complementary products and back-office solutions include treasury and investment management, decision support and performance measurement solutions, electronic funds transfer services, imaging systems, call center systems, loan origination and tracking, auto leasing software, data warehousing and data mining, and credit services. Fiserv provides a wide range of information processing solutions through multiple delivery channels primarily in the United States. In addition, many of the Company’s systems have applications designed for the unique requirements of financial institutions located outside North America where the Company provides services in over 65 countries.

The insurance industry, like other financial industries, has requirements for basic administration services and information processing systems. Fiserv provides comprehensive insurance processing services and products to the insurance and related industries. Fiserv insurance solutions include administration services, systems and software for life, annuity, health, property and casualty, flood and workers compensation insurance companies. The Company also provides claims workstation software, financial accounting systems, computer-based training for insurance and securities, administrative services for employee benefit programs and electronic sales platforms that can be delivered over the Internet.

Securities Processing and Trust Services. Fiserv provides high-quality, integrated securities clearing, execution and facilitation of traditional and Internet brokerage services through advanced technology that makes executing trades faster, easier and more economical, focused customer service and economies of scale. The Company’s clients include over 400 broker-dealers and financial institutions, including full-service and discount broker-dealers, registered investment advisers, municipal bond dealers, underwriters, retail brokerage operations of financial institutions, insurance firms and mutual fund companies.

Fiserv is a leading provider of retirement plan products and back-office services to financial advisers and is the largest independent trust company in the United States. The Company’s clients to whom it provides self-directed retirement plan administration services and mutual fund custody and trading services include financial institutions, financial intermediaries, financial planners, investment advisers, third-party pension administrators and individual investors.

Financial information concerning the Company’s industry segments is included in Note 8 to the Consolidated Financial Statements contained in the Company’s Annual Report to Shareholders included in this Annual Report on Form 10-K as Exhibit 13 and such information is incorporated herein by reference.

Servicing the Market

The market for Fiserv account and transaction processing services and products has specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, reliability of service, comprehensiveness and integration of product lines, timely introduction of new products and features, cost effectiveness and service excellence. Through its multiple product offerings, the Company believes it successfully services these market needs and requirements for clients ranging in size from start-ups to some of the largest financial services providers in the world.

Fiserv believes that the position it holds as an independent, growth-oriented company dedicated to its business is an advantage to its clients as compared to many of its competitors that are regional or local cooperatively owned organizations, data processing subsidiaries or affiliates of financial institutions or hardware vendors. Due to the economies of scale gained through its broad market presence, Fiserv offers clients a selection of information management and data processing solutions designed to meet the specific needs of the ever-changing financial services industry. The Company believes this independence and primary focus on the financial services industry helps its business development, client service and product support teams remain responsive to the technology needs of its market.

“The Client Comes First” is one of the Company’s founding principles. It is a belief backed by a dedication to providing ongoing client service and support—no matter the client size.

The Company believes its commitment of substantial resources to training and technical support helps it retain clients. Fiserv conducts the majority of its new and ongoing client training in its technology centers, where the Company maintains fully equipped demonstration and training facilities containing equipment used in the delivery of Fiserv services. Fiserv also provides local and on-site training services to its clients.

Fiserv has been an international company since 1985, when its banking products were first launched throughout Europe, Asia and Latin America. Since then, the Company has developed an infrastructure for supporting clients in international markets. Fiserv currently maintains international support staffs in Argentina, Australia, Colombia, Indonesia, the Philippines, Puerto Rico, Poland, Singapore and the United Kingdom, and operates a joint venture in Canada.

Product Development

To meet the changing technology needs of the clients Fiserv serves the Company continually develops, maintains and enhances its systems. In 2002, product development expenses represented approximately 8% of the Company’s processing and services revenues.

The Fiserv network of development and financial information technology centers applies the shared expertise of multiple Fiserv teams to design, develop and maintain specialized processing systems around its leading technology platforms. The applications of its account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market-specific financial service environments of the Company’s many clients.

Although multiple Fiserv development and financial technology centers share the Company’s variety of nationally developed and supported software, each center has specialized capabilities that enable it to offer system application features and functions specialized to its client base. If the client’s requirements warrant, Fiserv purchases software programs from third parties that are interfaced with existing Fiserv systems. In developing its products, Fiserv stresses interaction with and responsiveness to the needs of its clients.

Fiserv provides a dedicated solution that is designed, developed, maintained and enhanced according to each client’s goals for service quality, business development, asset and liability mix, local market positioning and other user-defined parameters.

Fiserv regards its software as proprietary and utilizes a combination of trade secrecy laws, internal security practices and employee non-disclosure agreements for protection. The Company believes that legal protection of its software, while important, is less significant than the knowledge and experience of the Company’s management and personnel and their ability to develop, enhance and market new products and services. The Company believes that it holds all proprietary rights necessary for the conduct of its business.

Competition

The market for information technology products and services within the financial industry is highly competitive. The Company’s principal competitors include internal data processing departments, data processing affiliates of large companies or large computer hardware manufacturers, independent computer service firms and processing centers owned and operated as user cooperatives. Some of these competitors possess substantially greater financial, sales and marketing resources than the Company. Competition for in-house data processing and software departments is intensified by the efforts of computer hardware vendors who encourage the growth of internal data centers.

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

We compete with vendors that offer similar transaction processing products and services to financial institutions and other financial intermediaries, including ALLTEL Information Services, Inc., Bisys, Inc., Jack Henry and Associates, Inc. and Metavante Corporation. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

Government Regulation

The Company’s data processing subsidiaries are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, the Company’s data processing operations are examined on a regular basis by the Federal Deposit Insurance Corporation, the National Credit Union Association, the Office of Thrift Supervision, the Office of the Comptroller of the Currency and various state regulatory authorities. In addition, independent auditors annually review several of the Company’s operations to provide internal control evaluations for its clients’ auditors and regulators.

As trust companies under Colorado law, First Trust Corporation, Lincoln Trust Company and Trust Industrial Bank, subsidiaries of the Company, are subject to the regulations of the Colorado Division of Banking. In 1991, First Trust Corporation received approval of its application for Federal Deposit Insurance Corporation coverage of its customer deposits.

The Company’s securities processing business, Fiserv Securities, Inc., is subject to the broker-dealer rules of the Securities and Exchange Commission and the New York Stock Exchange, as well as the National Association of Securities Dealers and other stock exchanges of which it is a member.

Employees

Fiserv employs approximately 19,400 specialists in its information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other direct experience in banks, credit unions, insurance companies and agencies, mortgage firms, savings and other financial services business environments.

Fiserv employees provide expertise in sales and marketing; account management and client services; computer operations, network control and technical support; programming, software development, modification and maintenance; conversions and client training; financial planning and related support services.

In supporting international markets, Fiserv works closely with its clients to help ensure their continued success. Fiserv employees speak the same language as their clients and also understand the differences in the style of doing business, as well as the financial products requirements and regulations unique to each client and its specific market.

Fiserv employees are not represented by a union, and there have been no work stoppages, strikes or organizational attempts. The service nature of the Fiserv business makes its employees an important corporate asset, and while the market for qualified personnel is competitive, the Company does not experience significant difficulty with hiring or retaining its staff of top industry professionals. In assessing companies to acquire, the quality and stability of the prospective company’s staff are emphasized.

Fiserv attributes its ability to attract and keep quality employees to, among other things, the Company’s growth and dedication to state-of-the-art software development tools and hardware technologies.

Available Information

The Company maintains a Website with the address www.fiserv.com. The Company is not including the information contained on the Company’s Website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

Item 2. Properties

Fiserv currently operates full-service data centers, software system development centers, and item processing and back-office support centers in 165 cities (154 in the United States).

The Company owns 12 facilities; all other buildings in which centers are located are subject to leases expiring through 2003 and beyond. The Company owns or leases approximately 161 mainframe computers (Amdahl, Compaq Alpha, Data General, Hewlett Packard, IBM, NCR, Tandem and Unisys). In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.

Fiserv believes its facilities and equipment are generally well maintained and are in good operating condition. The Company believes that the computer equipment it owns and its various facilities are adequate for its present and foreseeable business. Fiserv periodically upgrades its mainframe capability as needed. Fiserv contracts with multiple sites to provide processing back-up in the event of a disaster and maintains duplicate tapes of data collected and software used in its business in locations away from the Company’s facilities.

Item 3. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are named as defendants in various lawsuits in which claims are asserted against the Company. On October 4, 2001, the Company initiated legal action in the United States District Court for the Eastern District of Pennsylvania against E*TRADE Securities, Inc. (“E*TRADE”) as the result of E*TRADE refusing to accept delivery of a bond (with a carrying value of $27.0 million as of December 31, 2002) in violation of the terms of a contract between E*TRADE and a subsidiary of the Company. The Company intends to vigorously enforce its rights under the terms of its agreement with E*TRADE and expects to prevail and recover the carrying value of the bond. The Company expects that the liabilities, if any, which may ultimately result from such lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

Executive Officers of the Registrant

The executive officers of the Company as of February 28, 2003, together with their ages, positions and business experience are described below:

Name	Age	Position
Leslie M. Muma	58	President and Chief Executive Officer
Donald F. Dillon	62	Chairman of the Board and Chairman of Information Technology, Inc.
Kenneth R. Jensen	59	Senior Executive Vice President, Chief Financial Officer and Treasurer
Norman J. Balthasar	56	Senior Executive Vice President and Chief Operating Officer
Kenneth R. Acheson	54	Group President, Item Processing
Robert H. Beriault	51	Group President, Securities & Trust Services
Douglas J. Craft	49	Senior Vice President, Operating Group Chief Financial Officer
Patrick C. Foy	48	Group President, Bank Servicing
Thomas A. Neill	53	Group President, Credit Union & Industry Products
Rodney D. Poskochil	50	Group President, Bank Systems & eProducts
James C. Puzniak	56	Group President, Lending Systems & Services
Dean C. Schmelzer	52	Group President, Marketing & Sales
Charles W. Sprague	53	Executive Vice President, General Counsel, Chief Administrative Officer and Secretary

Mr. Muma has been President and Chief Executive Officer since 1999 and a Director of the Company since it was established in 1984. He was President and Chief Operating Officer of the Company from 1984 to 1999.

Mr. Dillon was named Chairman of the Board of Directors in July 2000. He served as Vice Chairman from 1995 to 2000. From 1976 to 1995, Mr. Dillon was co-founder and President of Information Technology, Inc. (“ITI”), a software and services organization that the Company acquired in 1995. Mr. Dillon also serves as Chairman of ITI.

Mr. Jensen was named Senior Executive Vice President in 1986 and has been Chief Financial Officer, Treasurer, Assistant Secretary and a Director of the Company since it was established in 1984. He was an Executive Vice President of the Company from 1984 to 1986.

Mr. Balthasar was named Senior Executive Vice President and Chief Operating Officer of the Company in October 2002. He was President and Chief Operating Officer of the Fiserv Financial Institution Group from 2000 to 2002. He served as Corporate Executive Vice President and President–Savings and Community Bank Group from 1996 to 1999, when he was named President and Chief Operating Officer of the Fiserv Financial Institution Outsourcing Group. Mr. Balthasar has been with Fiserv and a predecessor company since 1974.

Mr. Acheson was named Group President, Item Processing in October 2002. He served as President of the Item Processing Division from 2000 to 2002. He was President of Fiserv Solutions of Canada and President of INTRIA Items Inc. from 1996 to 2000.

Mr. Beriault was named Group President, Securities & Trust Services in April 2002. He was President and Chief Operating Officer of the Fiserv Securities Group from 1999 to 2002. He served as Corporate Executive Vice President and President–Securities Processing Group from 1998 to 1999. From 1986 to 1998, Mr. Beriault was President of Lincoln Trust Company, which the Company acquired in 1995.

Mr. Craft was named Senior Vice President and Operating Group Chief Financial Officer of the Company in October 2002. He was Senior Vice President of Finance of the Fiserv Financial Institution Group from 2000 to 2002. He served as Senior Vice President of Finance of the Savings and Community Bank Group from 1996 to 1999. Mr. Craft has been with Fiserv since 1985.

Mr. Foy was named Group President, Bank Servicing in October 2002. He joined Fiserv in 2001 as President of the Direct Banking Division. Previously he was founder and CEO of Login & Learn, Inc. From 1978 to 1999, he was with M&I Data Services (Metavante) in a number of management positions, serving as President of the Outsourcing Business Group from 1995 to 1999.

Mr. Neill was named Group President, Credit Union & Industry Products in October 2002. He served as President and Chief Operating Officer of the group from 2001 to 2002. He was President of the Products & Services Division and Group President of the Industry Products & Services Group from 1993 to 2001.

Mr. Poskochil was named Group President, Bank Systems & eProducts in October 2002. He served as President of the Bank Systems and eProducts Division from 1999 to 2002. He joined Information Technology, Inc. (“ITI”) in 1978 and served in a number of capacities. In 1998 he was named President and Chief Executive Officer of ITI, which the Company acquired in 1995.

Mr. Puzniak was named Group President, Lending Systems & Services in October 2002. He served as President Bank Servicing Division II from 1999 to 2002, and was President of the Outsourcing and Information Services Division from 1998 to 1999. He was President of the Fiserv Pittsburgh division from 1995 to 1998.

Mr. Schmelzer was named Group President, Marketing & Sales in February 2002. He served as Corporate Executive Vice President, Marketing & Sales for the Company from 1992 to 2002. Prior to joining Fiserv, he was Director of Commercial Analysis for IBM.

Mr. Sprague has been Corporate Executive Vice President, General Counsel and Secretary since 1994, and Chief Administrative Officer of the Company since 1999. He has been involved with the Company’s corporate and legal concerns since it was formed in 1984.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

The information required by this item is incorporated by reference to the information pertaining thereto set forth under the captions “Management’s Discussion and Analysis of Financial Condition and

Results of Operations – Liquidity and Capital Resources” and “Market Price Information” in the Company’s 2002 Annual Report to Shareholders (the “Annual Report”).

Item 6. Selected Financial Data

The information required by this item is incorporated by reference to the information set forth under the caption “Selected Financial Data” in the Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information required by this item is incorporated by reference to the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in the Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the information set forth under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Quarterly Financial Information” and “Independent Auditors’ Report” in the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the information set forth under the captions “Matter 1. Election of Directors” and “Information with Respect to Continuing Directors” in the definitive Proxy Statement for the Company’s 2003 annual meeting of shareholders (the “Proxy Statement”). The information required by this item with respect to executive officers appears at the end of Part I of this Form 10-K. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and officers is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information set forth under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Agreements with Executive Officers” and “Stock Price Performance Graph” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

In addition, the following table sets forth, as of December 31, 2002, information with respect to compensation plans under which equity securities of the Company are authorized for issuance (in thousands, except per share data):

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the Company’s shareholders:
Stock Option Plan	11,610	$21.77	8,540
Employee Stock Purchase Plan	—	N/A	422	(1)
Equity compensation plans not approved by the Company’s shareholders	—	—	—

Total	11,610	$21.77	8,962

(1) The number of shares remaining available for future issuance under the Employee Stock Purchase Plan is subject to an annual increase on the first day of each fiscal year equal to the least of (i) 600,000 shares, (ii) 1% of the shares of Fiserv common stock outstanding on such date or (iii) a lesser amount determined by the Fiserv Board of Directors.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days prior to the filing date of this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the

Company’s President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon their evaluation of these disclosures controls and procedures, the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in internal controls:

There were not any significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements:

The consolidated financial statements of the Company as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, together with the report thereon of Deloitte & Touche LLP, dated January 24, 2003, appear on pages 15 through 40 of the Company’s Annual Report to Shareholders and Exhibit 13 to this Form 10-K Annual Report, and are incorporated herein by reference.

(a) (2) Financial Statement Schedule:

The following financial statement schedule of the Company and related independent auditors’ report are included in this Report on Form 10-K:

Page
Independent Auditors’ Report	17
Schedule II–Valuation and Qualifying Accounts	17

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c) Exhibits:

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2003

FISERV, INC.

By:	/S/ Leslie M. Muma
Leslie M. Muma President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 28, 2003.

Signature	Capacity

/S/ Donald F. Dillon Donald F. Dillon	Chairman of the Board,
Chairman–Information Technology, Inc.

/S/ Leslie M. Muma Leslie M. Muma	Director, President and Chief Executive Officer

/S/ Kenneth R. Jensen Kenneth R. Jensen	Director, Senior Executive Vice President,
Chief Financial Officer, Treasurer

/S/ Daniel P. Kearney Daniel P. Kearney	Director

/S/ Gerald J. Levy Gerald J. Levy	Director

/S/ Glenn M. Renwick Glenn M. Renwick	Director

/S/ L. William Seidman L. William Seidman	Director

/S/ Thekla R. Shackelford Thekla R. Shackelford	Director

CERTIFICATIONS

I, Leslie M. Muma, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Fiserv, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	By:	/S/ Leslie M. Muma
Leslie M. Muma President and Chief Executive Officer

CERTIFICATIONS

I, Kenneth R. Jensen, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Fiserv, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	By:	/S/ Kenneth R. Jensen
Kenneth R. Jensen Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the consolidated financial statements of Fiserv, Inc. and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 24, 2003, which report includes an explanatory paragraph as to the adoption in 2002 of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Fiserv, Inc., listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

January 24, 2003

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Year Ended December 31,	Beginning Balance	Charged to Expense	Write-offs	Balance
2002	$14,703,000	$2,713,000	$(4,248,000)	$13,168,000
2001	16,001,000	2,013,000	(3,311,000)	14,703,000
2000	11,606,000	6,803,000	(2,408,000)	16,001,000

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated February 28, 2000, and incorporated herein by reference (File No. 0-14948)).

3.2	By-laws, as amended (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K dated February 28, 2000, and incorporated herein by reference (File No. 0-14948)).

4.1	Shareholder Rights Agreement (filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 23, 1998, and incorporated herein by reference (File No. 0-14948)).

4.2	First Amendment to the Shareholder Rights Agreement (filed as Exhibit 4.3 to the Company’s Form S-8 dated April 7, 2000, and incorporated herein by reference (File No. 333-34310)).

4.3	Second Amendment to the Shareholder Rights Agreement (filed as Exhibit 4.6 to the Company’s Form 10-K dated February 27, 2001, and incorporated herein by reference (File No. 0-14948)).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Fiserv, Inc. Stock Option Plan, as amended (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement dated April 7, 2000, and incorporated herein by reference (File No. 333-34310)).

10.2	Fiserv, Inc. Executive Incentive Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders).

10.3

Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Donald F. Dillon, Leslie M. Muma, Kenneth R. Jensen and Norman J. Balthasar (filed as Exhibit 10.3 to the Company’s Form 10-K dated February 27, 2002, and incorporated herein by reference (File No. 0-14948)).

10.4

Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Kenneth R. Acheson, Robert H. Beriault, Douglas J. Craft, Patrick C. Foy, Thomas A. Neill, Rodney D. Poskochil, James C. Puzniak, Dean C. Schmelzer and Charles W. Sprague (filed as Exhibit 10.4 to the Company’s Form 10-K dated February 27, 2002, and incorporated herein by reference (File No. 0-14948)).

13	2002 Annual Report to Shareholders (to the extent incorporated by reference herein).

21	List of Subsidiaries of the Registrant.

23	Independent Auditors’ Consent.

99.1	Written Statement of the Chief Executive Officer, dated February 28, 2003.

99.2	Written Statement of the Chief Financial Officer, dated February 28, 2003.