Form 10-Q
period 2003-03-31
FISERV INC
filed 2003-04-23
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to

Commission file number 0-14948

FISERV, INC.

(Exact name of Registrant as specified in its charter)

WISCONSIN	39-1506125
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

255 FISERV DRIVE, BROOKFIELD, WI	53045
(Address of principal executive office)	(Zip Code)

(262) 879 5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No   ☐

As of April 15, 2003, there were 193,194,605 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Processing and services	$624,767	$560,739
Customer reimbursements	82,731	72,104

Total revenues	707,498	632,843

Cost of revenues:
Salaries, commissions and payroll related costs	294,829	271,632
Customer reimbursement expenses	82,731	72,104
Data processing costs and equipment rentals	52,381	39,108
Other operating expenses	115,561	106,932
Depreciation and amortization	37,399	33,638

Total cost of revenues	582,901	523,414

Operating income	124,597	109,429
Interest expense—net	(2,977)	(2,687)

Income before income taxes	121,620	106,742
Income tax provision	47,432	41,629

Net income	$74,188	$65,113

Net income per share:
Basic	$0.39	$0.34

Diluted	$0.38	$0.33

Shares used in computing net income per share:
Basic	192,137	190,669

Diluted	194,746	195,152

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$182,161	$227,239
Accounts receivable—net	338,024	339,737
Securities processing receivables	1,601,654	1,740,512
Prepaid expenses and other assets	125,889	119,882
Investments	2,238,885	2,115,778
Property and equipment	223,898	223,070
Intangible assets	349,084	342,614
Goodwill	1,434,687	1,329,873

Total	$6,494,282	$6,438,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$128,382	$122,266
Securities processing payables	1,554,082	1,666,863
Short-term borrowings	170,500	100,000
Accrued expenses	228,082	280,614
Accrued income taxes	34,470	23,711
Deferred revenues	192,944	181,173
Customer funds held and retirement account deposits	1,753,994	1,707,458
Deferred income taxes	66,400	46,127
Long-term debt	433,909	482,824

Total liabilities	4,562,763	4,611,036

Shareholders’ equity:
Common stock issued, 193,190,000 and 192,450,000 shares, respectively	1,932	1,924
Additional paid-in capital	613,198	599,700
Accumulated other comprehensive income	14,316	23,882
Accumulated earnings	1,302,073	1,227,885
Treasury stock, at cost, 804,775 shares at December 31, 2002	—	(25,722)

Total shareholders’ equity	1,931,519	1,827,669

Total	$6,494,282	$6,438,705

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$74,188	$65,113
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	26,422	22,411
Depreciation and amortization	37,399	33,638

	138,009	121,162
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable	5,832	14,147
Prepaid expenses and other assets	(1,798)	(1,312)
Accounts payable and accrued expenses	(44,726)	(33,210)
Deferred revenues	2,526	(7,647)
Accrued income taxes	16,132	12,555
Securities processing receivables and payables—net	26,077	(58,218)

Net cash provided by operating activities	142,052	47,477

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(35,519)	(40,990)
Payment for acquisitions of businesses, net of cash acquired	(79,139)	(35,846)
Investments	(143,038)	85,059

Net cash (used in) provided by investing activities	(257,696)	8,223

Cash flows from financing activities:
Proceeds from short-term borrowings—net	70,500	52,900
Repayment of long-term debt—net	(49,221)	(82,560)
Issuance of common stock and treasury stock	2,751	5,443
Customer funds held and retirement account deposits	46,536	(28,876)

Net cash provided by (used in) financing activities	70,566	(53,093)

Change in cash and cash equivalents	(45,078)	2,607
Beginning balance	227,239	136,088

Ending balance	$182,161	$138,695

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Principles of Consolidation

The condensed consolidated financial statements for the three month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). Certain amounts reported in prior periods have been reclassified to conform to the 2003 presentation.

2.  Acquisitions

During the three month period ended March 31, 2003, the Company completed two acquisitions for total cash consideration of $46.0 million. In addition to cash consideration, the Company issued, in conjunction with one of the acquisitions, approximately 310,000 shares of its common stock, valued at $10.9 million. The operations of these acquisitions are included in the consolidated results of operations from the dates of acquisition. Pro forma information for the acquisitions is not presented as the impact was not material.

In the first quarter of 2003, as a result of previously acquired entities achieving their operating income targets, the Company paid additional cash consideration of $33.1 million and issued approximately 678,000 shares of its common stock valued at $20.6 million. The additional consideration was treated as additional purchase price.

3.  Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not record any compensation expense in the condensed consolidated financial statements for its stock-based compensation plans. The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Stock options are typically granted in the first quarter of the year and generally vest 20% on the date of grant. As a result, the expense that would be recognized under SFAS No. 123 during the first quarter is significantly higher than the expense for the remaining quarters, representing approximately 35–40% of the full year’s expense.

	Three months ended March 31,
(In thousands, except per share data)	2003	2002
Net income:
As reported	$74,188	$65,113
Less: stock compensation expense—net of tax	(6,200)	(6,800)

Pro forma	$67,988	$58,313

Reported net income per share:
Basic	$0.39	$0.34
Diluted	0.38	0.33
Pro forma net income per share:
Basic	$0.35	$0.31
Diluted	0.35	0.30

4.  Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges. Comprehensive income for the three month periods ended March 31, 2003 and March 31, 2002 was $64.6 million and $66.1 million, respectively.

5.  Subsequent Events

On April 3, 2003, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 300.0 million to 450.0 million.

On April 11, 2003, the Company issued $150.0 million in aggregate principal amount of 4% senior notes due in 2008. The Company expects to use the net proceeds to repay debt and for general corporate purposes including acquisitions. In addition, the Company entered into interest rate swap agreements to manage its total ratio of fixed to floating rate long-term debt over the period of these notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company is a leading independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company’s operations have been classified into three business segments: Financial institution outsourcing, systems and services (“FIS”); Securities processing and trust services; and All other and corporate. The following table sets forth, for the periods indicated, the relative percentage which certain items in the Company’s condensed consolidated statements of income bear to the Company’s processing and services revenues. This table and the following discussion exclude the revenues and expenses associated with customer reimbursements as management believes that it is not appropriate to include the customer reimbursements in analyzing the current performance of the Company. Customer reimbursements primarily consist of pass through expenses such as postage and data communication costs. Management excludes the customer reimbursements in analyzing the business as these balances offset in revenues and expenses with no impact on operating income and these amounts are not an indicator of current or future business trends.

	Three months ended March 31,		Percent of revenues Three months ended March 31,		Percent Increase (Decrease)
	2003	2002	2003	2002
	(In thousands)
Processing and services revenues:
Financial institution outsourcing, systems and services	$546,666	$481,703	87%	86%	13%
Securities processing and trust services	55,050	55,678	9%	10%	(1%	)
All other and corporate	23,051	23,358	4%	4%	(1%	)

Total	$624,767	$560,739	100%	100%	11%

Cost of revenues:
Salaries, commissions and payroll related costs	$294,829	$271,632	47%	48%	9%
Data processing costs and equipment rentals	52,381	39,108	8%	7%	34%
Other operating expenses	115,561	106,932	18%	19%	8%
Depreciation and amortization	37,399	33,638	6%	6%	11%

Total	$500,170	$451,310	80%	80%	11%

Operating income:
Financial institution outsourcing, systems and services (1)	$119,557	$101,789	22%	21%	17%
Securities processing and trust services (1)	7,240	8,481	13%	15%	(15%	)
All other and corporate (2)	(2,200)	(841)

Total	$124,597	$109,429	20%	20%	14%

(1)	Percent of segment revenues is calculated as a percent of FIS revenues and Securities processing and trust services revenues.

(2)	Percents are not meaningful. Amounts include corporate expenses.

Processing and Services Revenues

Total processing and services revenues increased $64.0 million, or 11%, in the first quarter of 2003 compared to 2002. Internal revenue growth of approximately 2% was derived from sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and price increases. The remaining 9% in revenue growth came from acquired businesses. In addition, the internal revenue growth percentage was negatively impacted by 2% due to continued weakness in the international banking markets and prolonged weakness in the U.S. retail financial markets impacting the Securities processing and trust services segment. During the first quarter of 2003, the Securities processing and trust services segment recognized an increase in revenues of $15.8 million from the sale of available-for-sale investment securities and incurred a decrease in revenues of $17.0 million that resulted from an apparently fraudulent trading scheme at one of its broker-dealer clients. The Company has insurance that may cover part or all of this loss; however, no recovery amount is being recorded pending resolution of a claim. The Company also intends to pursue all recovery methods from the broker-dealer and its principals. The Company considers this loss to be highly unusual and has not previously experienced any losses of this nature.

Cost of Revenues

Total cost of revenues increased $48.9 million, or 11%, in the first quarter of 2003 compared to 2002. As a percent of processing and services revenues, cost of revenues were 80% in 2003 and 2002. The make up of cost of revenues each quarter has been affected by business acquisitions and changes in the mix of the Company’s business. EDS Corporation’s Consumer Network Services acquisition was completed in December 2002 and has higher data processing costs and equipment rentals and lower salary costs and other expenses. This has resulted in an increase in data processing costs and equipment rentals and a decrease in salary costs and other expenses as a percentage of revenues in the first quarter of 2003 compared to 2002.

Operating Income

Operating income increased from $109.4 million in the first quarter of 2002 to $124.6 million in the current first quarter. Operating income in the FIS segment increased $17.8 million, or 17%, in the first quarter of 2003 compared to 2002. The increase in operating income was due to a number of factors, including revenue growth across the FIS segment’s business lines, acquisitions and operational efficiencies.

Income Tax Provision

The effective income tax rate was 39% in 2003 and 2002.

Net Income

Net income for the first quarter increased $9.1 million, or 14%, in the first quarter of 2003 compared to 2002. Net income per share-diluted for the first quarter was $0.38 in 2003 compared to $0.33 in 2002.

Liquidity and Capital Resources

Cash flow from operations was $142.1 million in the first quarter of 2003, which included positive cash flow from changes in securities processing receivables and payables of $26.1 million. As the changes in securities processing receivables and payables, retirement account deposits, investments and short-term borrowings generally offset, management believes it is more meaningful to analyze changes in operating cash flows before the change in securities processing receivables and payables. Cash flow from operations before securities processing receivables and payables increased 10% in the first quarter of 2003 compared to 2002, reaching $116.0 million. The Company has historically used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt. At March 31, 2003, the Company had $433.9 million of long-term debt, while shareholders’ equity exceeded $1.9 billion. Long-term debt includes $339.0 million borrowed under the Company’s credit and commercial paper facility of which $89.0 million is payable under a 364-day agreement in 2003 and $250.0 million is payable in 2004 or earlier at the Company’s option. The Company expects to renew its 364-day agreement prior to expiration in the second quarter of 2003. At March 31, 2003, cash and cash equivalents were $182.2 million, a decrease of $45.1 million from December 31, 2002, after spending $79.1 million on acquired businesses and $23.9 million on capital expenditures in the first quarter of 2003. In addition, gross software development costs for external customers capitalized in the first quarter of 2003 were $11.6 million, offset by associated amortization of $9.8 million.

The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions and ordinary capital spending needs. On April 11, 2003, the Company issued $150.0 million in aggregate principal amount of 4% senior notes due in 2008. The Company expects to use the net proceeds to repay debt and for general corporate purposes including acquisitions. The notes were offered to qualified institutional buyers under Rule 144A under the Securities Act of 1933.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company’s operations, markets, services and related products, prices and other factors discussed in the Company’s prior filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and have not materially changed since that report was filed.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days prior to the filing date of this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in internal controls

There were not any significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has initiated legal action against E*TRADE Securities, Inc. (“E*TRADE”) as the result of E*TRADE refusing to accept delivery of a bond (with a carrying value of $27.0 million as of March 31, 2003) in violation of the terms of a contract between E*TRADE and a subsidiary of the Company. The Company intends to vigorously enforce its rights under the terms of its agreement with E*TRADE and expects to prevail and recover the carrying value of the bond.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 25, 2003, the Company issued 678,000 shares of its common stock valued at $20.6 million to the former shareholders of an acquired company as contingent consideration. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933 based upon the number and sophistication of recipients of the shares, their positions and the aggregate value of the transactions. No underwriter was involved in the transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of Shareholders held on April 3, 2003, the Company’s shareholders approved the following matters:

		For	Withheld
1.	ELECTION OF THREE DIRECTORS TO SERVE FOR A THREE-YEAR TERM EXPIRING IN 2006:
	Daniel P. Kearney	171,602,719	4,125,505
	Leslie M. Muma	173,506,947	2,221,277
	L. William Seidman	172,002,609	3,725,615

The other directors of the Company whose terms in office continued after the 2003 Annual Meeting of Shareholders are as follows: terms expiring at the 2004 Annual Meeting—Kenneth R. Jensen and Thekla R. Shackelford; and terms expiring at the 2005 Annual Meeting—Donald F. Dillon, Gerald J. Levy and Glenn M. Renwick.

		For	Against	Abstain
2.	APPROVE AN AMENDMENT TO THE COMPANY’S RESTATED ARTICLES OF INCORPORATION TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK THAT THE COMPANY IS AUTHORIZED TO ISSUE FROM 300,000,000 TO 450,000,000.	171,118,098	3,614,302	995,824

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K under Item 5 dated March 31, 2003, disclosing a press-release that announced the Company’s investment gain and loss in the Securities processing and trust services segment in the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fiserv, Inc.

(Registrant)

Date: April 22, 2003	by	/S/ KENNETH R. JENSEN

KENNETH R. JENSEN
Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

CERTIFICATIONS

I, Leslie M. Muma, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fiserv, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

by	/S/ LESLIE M. MUMA
LESLIE M. MUMA President and Chief Executive Officer

Date:  April 22, 2003

I, Kenneth R. Jensen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fiserv, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

by	/S/ KENNETH R. JENSEN
KENNETH R. JENSEN
Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Date: April 22, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3	Fiserv, Inc. Articles of Incorporation, as amended and restated as of April 3, 2003

10	Fiserv, Inc. Stock Option Plan, as amended and restated as of February 11, 2003

99.1	Written Statement of the Chief Executive Officer, dated April 22, 2003

99.2	Written Statement of the Chief Financial Officer, dated April 22, 2003