Form 10-Q
period 2003-06-30
FISERV INC
filed 2003-07-23
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

As of July 15, 2003, there were 193,563,285 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Processing and services	$659,112	$563,599	$1,283,879	$1,124,338
Customer reimbursements	79,503	69,394	162,234	141,498

Total revenues	738,615	632,993	1,446,113	1,265,836

Cost of revenues:
Salaries, commissions and payroll related costs	306,301	267,606	601,130	539,238
Customer reimbursement expenses	79,503	69,394	162,234	141,498
Data processing costs and equipment rentals	51,614	41,665	103,995	80,773
Other operating expenses	129,154	108,420	244,715	215,352
Depreciation and amortization	39,983	34,476	77,382	68,114

Total cost of revenues	606,555	521,561	1,189,456	1,044,975

Operating income	132,060	111,432	256,657	220,861
Interest expense—net	(3,474)	(2,178)	(6,451)	(4,865)

Income before income taxes	128,586	109,254	250,206	215,996
Income tax provision	50,148	42,609	97,580	84,238

Net income	$78,438	$66,645	$152,626	$131,758

Net income per share:
Basic	$0.41	$0.35	$0.79	$0.69

Diluted	$0.40	$0.34	$0.78	$0.67

Shares used in computing net income per share:
Basic	193,295	191,420	192,716	191,044

Diluted	195,811	195,474	195,279	195,313

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$291,149	$227,239
Accounts receivable—net	322,366	339,737
Securities processing receivables	1,766,858	1,740,512
Prepaid expenses and other assets	122,087	119,882
Investments	1,981,742	2,115,778
Property and equipment	224,608	223,070
Intangible assets	388,850	342,614
Goodwill	1,526,992	1,329,873

Total	$6,624,652	$6,438,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$134,098	$122,266
Securities processing payables	1,614,221	1,666,863
Short-term borrowings	206,000	100,000
Accrued expenses	230,727	280,614
Accrued income taxes	38,160	23,711
Deferred revenues	190,380	181,173
Customer funds held and retirement account deposits	1,609,829	1,707,458
Deferred income taxes	80,242	46,127
Long-term debt	499,290	482,824

Total liabilities	4,602,947	4,611,036

Shareholders’ equity:
Common stock issued, 193,558,000 and 192,450,000 shares, respectively	1,936	1,924
Additional paid-in capital	622,026	599,700
Accumulated other comprehensive income	17,232	23,882
Accumulated earnings	1,380,511	1,227,885
Treasury stock, at cost, 804,775 shares at December 31, 2002	—	(25,722)

Total shareholders’ equity	2,021,705	1,827,669

Total	$6,624,652	$6,438,705

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,

	2003	2002
Cash flows from operating activities:
Net income	$152,626	$131,758
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	25,958	19,572
Depreciation and amortization	77,382	68,114
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable	27,322	14,414
Prepaid expenses and other assets	4,061	2,461
Accounts payable and accrued expenses	(51,219)	(24,538)
Deferred revenues	(1,819)	(11,890)
Accrued income taxes	26,007	45,628
Securities processing receivables and payables—net	(78,989)	(42,909)

Net cash provided by operating activities	181,329	202,610

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(80,888)	(78,316)
Payment for acquisitions of businesses, net of cash acquired	(190,331)	(59,304)
Investments	121,077	(125,487)

Net cash used in investing activities	(150,142)	(263,107)

Cash flows from financing activities:
Proceeds from short-term borrowings—net	106,000	25,104
Repayment of debt under credit facility	(234,499)	(80,749)
Proceeds from issuance of long-term debt	248,268	—
Issuance of common stock and treasury stock	10,583	3,338
Customer funds held and retirement account deposits	(97,629)	165,045

Net cash provided by financing activities	32,723	112,738

Change in cash and cash equivalents	63,910	52,241
Beginning balance	227,239	136,088

Ending balance	$291,149	$188,329

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three and six month periods ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). Certain amounts reported in prior periods have been reclassified to conform to the 2003 presentation.

2. Acquisitions

During the six month period ended June 30, 2003, the Company completed four acquisitions for total cash consideration of $157.2 million. In addition to cash consideration, the Company issued, in conjunction with one of the acquisitions, approximately 310,000 shares of its common stock valued at $10.9 million. The operations of these acquisitions are included in the consolidated results of operations from the dates of acquisition. Pro forma information for the acquisitions is not presented as the impact was not material.

Also, during the first six months of 2003, as a result of previously acquired entities achieving their operating income targets, the Company paid additional cash consideration of $33.1 million and issued approximately 678,000 shares of its common stock valued at $20.6 million which was treated as additional purchase price. The Company may be required to pay additional cash and common stock consideration for acquisitions, including three acquisitions closed in the first six months of 2003, up to maximum payments of $175.0 million through 2006, if certain of the acquired entities achieve specific escalating operating income targets.

On July 14, 2003, the Company completed its acquisition of the EDS Credit Union Industry Group for cash consideration of $217.6 million. This acquisition was funded through the use of existing cash and available capacity under the Company’s debt facilities.

3. Long-Term Debt

During the second quarter, the Company issued $250.0 million five-year notes due in 2008. The first note offering was for $150.0 million at a 4% fixed interest rate. The Company entered into fixed to floating interest rate swap agreements on the $150.0 million notes to manage its total ratio of fixed to floating rate long-term debt over the period of these notes. The second offering of five-year notes was for $100.0 million at a 3% fixed interest rate. The Company used the net proceeds from the offerings primarily to repay existing credit facilities and for general corporate purposes including the funding of acquisitions. The notes were offered to qualified institutional buyers under Rule 144A under the Securities Act of 1933.

4. Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not record any compensation expense in the condensed consolidated financial statements for its stock-based compensation plans. The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Stock options are typically granted in the first quarter of the year and generally vest 20% on the date of grant. As a result, the expense that would be recognized under SFAS No. 123 during the first quarter is significantly higher than the expense for the remaining quarters, representing approximately 35-40% of the full year's expense.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income:
As reported	$78,438	$66,645	$152,626	$131,758
Less: stock compensation expense—net of tax	(3,600)	(4,100)	(9,800)	(10,900)

Pro forma	$74,838	$62,545	$142,826	$120,858

Reported net income per share:
Basic	$0.41	$0.35	$0.79	$0.69
Diluted	0.40	0.34	0.78	0.67
Pro forma net income per share:
Basic	$0.39	$0.33	$0.74	$0.63
Diluted	0.38	0.32	0.73	0.62

5. Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2003	2002	2003	2002
Weighted-average common shares outstanding used for calculation of basic net income per share	193,295	191,420	192,716	191,044
Employee stock options	2,516	4,054	2,563	4,269

Total shares used for calculation of diluted net income per share	195,811	195,474	195,279	195,313

6. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges. Comprehensive income for the three month periods ended June 30, 2003 and 2002 was $81.4 million and $56.4 million and for the six month periods ended June 30, 2003 and 2002 was $146.0 million and $122.5 million, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company is an independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. Due to the recent growth of the health plan management services of the Company, the Company changed its reportable business segments in the second quarter of 2003 to add the Health plan management services segment. The Health plan management services segment provides services to employers who self-fund their health plan, including services such as handling payments to health care providers, assisting with cost controls, plan design services, medical provider administration and other related services. The Company’s segments are the following: Financial institution outsourcing, systems and services (“FIS”); Health plan management services; Securities processing and trust services; and All other and corporate.

The table below and the following discussion exclude the revenues and expenses associated with customer reimbursements as management believes that it is not appropriate to include the customer reimbursements in analyzing the current performance of the Company. Customer reimbursements primarily consist of pass through expenses such as postage and data communication costs. Management excludes the customer reimbursements in analyzing the businesses as these balances offset in revenues and expenses with no impact on operating income and these amounts are not an indicator of current or future business trends.

	Three months ended June 30,			Six months ended June 30,
	(In thousands)		Percentage Increase (Decrease)	(In thousands)		Percentage Increase (Decrease)
	2003	2002		2003	2002
Processing and services revenues:
Financial institution outsourcing, systems and services	$498,860	$434,866	15%	$976,386	$864,824	13%
Health plan management services	81,823	52,195	57%	150,963	103,940	45%
Securities processing and trust services	55,135	55,080	0%	110,185	110,758	(1)%
All other and corporate	23,294	21,458	9%	46,345	44,816	3%

Total	$659,112	$563,599	17%	$1,283,879	$1,124,338	14%

Cost of revenues:
Salaries, commissions and payroll related costs	$306,301	$267,606	14%	$601,130	$539,238	11%
Data processing costs and equipment rentals	51,614	41,665	24%	103,995	80,773	29%
Other operating expenses	129,154	108,420	19%	244,715	215,352	14%
Depreciation and amortization	39,983	34,476	16%	77,382	68,114	14%

Total	$527,052	$452,167	17%	$1,027,222	$903,477	14%

Operating income:
Financial institution outsourcing, systems and services	$117,397	$99,187	18%	$224,853	$192,615	17%
Health plan management services	10,898	8,480	29%	22,999	16,841	37%
Securities processing and trust services	6,519	6,491	0%	13,759	14,972	(8)%
All other and corporate (1)	(2,754)	(2,726)		(4,954)	(3,567)

Total	$132,060	$111,432	19%	$256,657	$220,861	16%

(1)	Percents are not meaningful. Amounts include corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Cost of revenues as a percentage of total processing and services revenues:
Salaries, commissions and payroll related costs	46%	47%	47%	48%
Data processing costs and equipment rentals	8%	7%	8%	7%
Other operating expenses	20%	19%	19%	19%
Depreciation and amortization	6%	6%	6%	6%

Total	80%	80%	80%	80%

Operating margin:
Financial institution outsourcing, systems and services (2)	24%	23%	23%	22%
Health plan management services (2)	13%	16%	15%	16%
Securities processing and trust services (2)	12%	12%	12%	14%

Total	20%	20%	20%	20%

(2)	Percent of segment processing and services revenues is calculated as a percent of FIS revenues, Health plan management services revenues and Securities processing and trust services revenues.

Processing and Services Revenues

Processing and services revenues increased $95.5 million, or 17%, in the second quarter of 2003 compared to 2002 and $159.5 million, or 14%, in the first six months of 2003 compared to 2002. Year-to-date revenue growth was positively impacted in 2003 by continued strong revenue growth of $111.6 million, or 13%, in our FIS segment and $47.0 million, or 45%, in our expanding Health plan management services segment. Internal revenue growth of approximately 3% for the first six months of 2003 was derived from sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and price increases. The remaining 11% in revenue growth came from acquired businesses. In addition, the year-to-date internal revenue growth percentage was negatively impacted by 1% due to the weak, but improving U.S. retail securities financial market trading environment which impacts the Securities division and lower interest rates which negatively impacts both our Securities and Trust divisions. During the first quarter of 2003, the Securities processing and trust services segment recognized an increase in revenues of $15.8 million from the sale of available-for-sale investment securities and incurred a decrease in revenues of $17.0 million that resulted from an apparently fraudulent trading scheme at one of its broker-dealer clients. The Company has insurance that may cover part or all of this loss; however, no recovery amount is being recorded pending resolution of a claim. The Company also intends to pursue all recovery methods from the broker-dealer and its principals.

Cost of Revenues

Total cost of revenues increased $74.9 million, or 17%, in the second quarter of 2003 compared to 2002 and $123.7 million, or 14%, in the first six months of 2003 compared to 2002. As a percent of processing and services revenues, cost of revenues were 80% in 2003 and 2002. The make up of cost of revenues each quarter has been affected by business acquisitions and changes in the mix of the Company’s business. The Company completed the acquisition of EDS Corporation’s Consumer Network Services in December 2002, which has higher data processing costs and equipment rentals and lower salaries costs. This acquisition has resulted in an increase in data processing costs and equipment rentals and a decrease in salary costs as a percentage of revenues in 2003 compared to 2002.

Operating Income

Operating income increased $20.6 million, or 19%, in the second quarter of 2003 compared to 2002 and $35.8 million, or 16%, in the first six months of 2003 compared to 2002. The operating income increase was primarily derived from the FIS segment which increased $18.2 million, or 18%, in the second quarter of 2003 compared to 2002 and $32.2 million, or 17% in the first six months of 2003 compared to 2002. Operating income in the Health plan management services segment increased $2.4 million, or 29%, in the second quarter of 2003 compared to 2002 and $6.2 million, or 37%, in the first six months of 2003 compared to 2002. The increase in operating income was due to a number of factors including revenue growth and acquisitions.

Income Tax Provision

The effective income tax rate was 39% in 2003 and 2002.

Net Income

Net income for the second quarter increased 18% from $66.6 million in 2002 to $78.4 million in 2003. Net income for the first six months increased 16% from $131.8 million in 2002 to $152.6 million in 2003. Net income per share-diluted for the second quarter was $0.40 in 2003 compared to $0.34 in 2002. Net income per share-diluted for the first six months of 2003 was $0.78 compared to $0.67 in the comparable 2002 period.

Liquidity and Capital Resources

	Six months ended June 30,
(In thousands)	2003	2002
Net income	$152,626	$131,758
Deferred income taxes	25,958	19,572
Depreciation and amortization	77,382	68,114
Changes in assets and liabilities excluding Securities processing receivables and payables-net	4,352	26,075
Securities processing receivables and payables—net	(78,989)	(42,909)

Net cash provided by operating activities	$181,329	$202,610

Cash flow from operations was $181.3 million in the first six months of 2003, which included negative cash flow from changes in securities processing receivables and payables of $79.0 million. As the changes in securities processing receivables and payables, retirement account deposits, investments and short-term borrowings generally offset, management believes it is more meaningful to analyze changes in operating cash flows before the change in securities processing receivables and payables. Cash flow from operations before securities processing receivables and payables increased 6% in the first six months of 2003 compared to 2002, reaching $260.3 million. The Company’s operating cash flow was negatively impacted in 2003 by a decrease in working capital changes compared to 2002 due to a number of factors, including: lower income tax benefits from the exercise of stock options; the timing of vendor payments primarily related to hardware shipments; and higher 401k profit sharing employer contributions. The Company has historically used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt. At June 30, 2003, the Company had $499.3 million of long-term debt, while shareholders’ equity exceeded $2.0 billion.

Long-term debt includes $195.2 million borrowed under the Company’s $510.0 million credit and commercial paper facility, which is payable in May 2004 or earlier at the Company’s option. The Company has available $295.7 million under its credit facility at June 30, 2003. The Company must, among other requirements, maintain a minimum net worth of $935.5 million as of June 30, 2003, maintain a fixed charge coverage ratio of 1.35 to one, and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all debt covenants as of June 30, 2003.

During the second quarter, the Company issued $250.0 million five-year notes due in 2008. The first note offering was for $150.0 million at a 4% fixed interest rate. The Company entered into fixed to floating interest rate swap agreements on the $150.0 million notes to manage its total ratio of fixed to floating rate long-term debt over the period of these notes. The second offering of five-year notes was for $100.0 million at a 3% fixed interest rate. The Company used the net proceeds from the offerings primarily to repay existing credit facilities and for general corporate purposes including the funding of acquisitions. The notes were offered to qualified institutional buyers under Rule 144A under the Securities Act of 1933.

At June 30, 2003, cash and cash equivalents were $291.1 million, an increase of $63.9 million from December 31, 2002, after spending $190.3 million on acquired businesses and $55.3 million on capital expenditures in the first six months of 2003. In addition, gross software development costs for external customers capitalized in the first six months of 2003 were $25.6 million, offset by associated amortization of $20.5 million.

On July 14, 2003, the Company completed its acquisition of the EDS Credit Union Industry Group for cash consideration of $217.6 million. This acquisition was funded through the use of existing cash and available capacity under the Company’s debt facilities.

The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions and ordinary capital spending needs.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices and other factors discussed in this Form 10-Q and the Company’s prior filings with the Securities and Exchange Commission. Since these statements are subject to risks and uncertainties and are subject to changes at any time, actual results could differ materially from expected results. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the second quarter the Company settled its legal action against E*TRADE Securities, Inc. (E*TRADE). Under the terms of the settlement, E*TRADE paid the Company approximately $23.0 million. Prior to settlement the net carrying value of the bond on the Company’s balance sheet was $23.9 million ($27.0 million carrying value of the bond as previously disclosed by the Company in its footnotes, less a payment received from the issuer of $3.1 million).

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K under Items 7 and 9 dated April 22, 2003, reporting the announcement of the Company’s earnings for the first quarter of 2003.

The Company filed a report on Form 8-K under Items 5 and 7 dated May 12, 2003, reporting the announcement of the Company’s settlement of its legal action against E*TRADE Securities, Inc.

The Company filed a report on Form 8-K under Item 5 dated May 22, 2003, announcing that Thomas C. Wertheimer, a retired Senior Partner for PricewaterhouseCoopers LLP, was named to serve on the Company’s Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC. (Registrant)

Date July 22, 2003	By:	/s/ KENNETH R. JENSEN
KENNETH R. JENSEN Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description

99.1

Certification of the Chief Executive Officer, dated July 22, 2003

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

99.2

Certification of the Chief Financial Officer, dated July 22, 2003

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

99.3

Written Statement of the Chief Executive Officer, dated July 22, 2003

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Reguation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

99.4

Written Statement of the Chief Financial Officer, dated July 22, 2003

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Reguation S-K as Exhibit 99.4 pursuant to SEC interim filing guidance.)