Form 10-Q
period 2003-09-30
FISERV INC
filed 2003-10-22
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2003

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

As of October 14, 2003, there were 193,816,391 shares of common stock, $.01 par value, of the Registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Processing and services	$712,047	$564,089	$1,995,926	$1,688,427
Customer reimbursements	84,005	72,009	246,239	213,507

Total revenues	796,052	636,098	2,242,165	1,901,934

Cost of revenues:
Salaries, commissions and payroll related costs	325,222	269,239	926,352	808,477
Customer reimbursement expenses	84,005	72,009	246,239	213,507
Data processing costs and equipment rentals	55,537	39,275	159,532	120,048
Other operating expenses	151,324	110,055	396,039	325,407
Depreciation and amortization	43,669	35,271	121,051	103,385

Total cost of revenues	659,757	525,849	1,849,213	1,570,824

Operating income	136,295	110,249	392,952	331,110
Interest expense—net	(4,472)	(1,804)	(10,923)	(6,669)

Income before income taxes	131,823	108,445	382,029	324,441
Income tax provision	51,411	42,294	148,991	126,532

Net income	$80,412	$66,151	$233,038	$197,909

Net income per share:
Basic	$0.42	$0.34	$1.21	$1.03

Diluted	$0.41	$0.34	$1.19	$1.01

Shares used in computing net income per share:
Basic	193,626	192,048	193,019	191,379

Diluted	196,528	195,025	195,695	195,217

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$201,702	$227,239
Accounts receivable—net	362,592	339,737
Securities processing receivables	1,954,352	1,740,512
Prepaid expenses and other assets	119,331	119,882
Investments	2,024,815	2,115,778
Property and equipment	220,563	223,070
Intangible assets	457,941	342,614
Goodwill	1,829,421	1,329,873

Total	$7,170,717	$6,438,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$145,446	$122,266
Securities processing payables	1,845,130	1,666,863
Short-term borrowings	135,152	100,000
Accrued expenses	295,407	280,614
Accrued income taxes	35,071	23,711
Deferred revenues	179,257	181,173
Customer funds held and retirement account deposits	1,693,337	1,707,458
Deferred income taxes	80,976	46,127
Long-term debt	659,120	482,824

Total liabilities	5,068,896	4,611,036

Shareholders’ equity:
Common stock issued, 193,808,000 and 192,450,000 shares, respectively	1,938	1,924
Additional paid-in capital	629,125	599,700
Accumulated other comprehensive income	9,835	23,882
Accumulated earnings	1,460,923	1,227,885
Treasury stock, at cost, 804,775 shares at December 31, 2002	—	(25,722)

Total shareholders’ equity	2,101,821	1,827,669

Total	$7,170,717	$6,438,705

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$233,038	$197,909
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	36,025	23,059
Depreciation and amortization	121,051	103,385
Changes in assets and liabilities, net of effects from
acquisitions of businesses:
Accounts receivable	18,211	22,357
Prepaid expenses and other assets	7,547	711
Accounts payable and accrued expenses	12,372	6,465
Deferred revenues	(15,782)	(20,915)
Accrued income taxes	26,667	41,466
Securities processing receivables and payables—net	(35,574)	(80,599)

Net cash provided by operating activities	403,555	293,838

Cash flows from investing activities:
Capital expenditures, including capitalization of software
costs for external customers	(118,787)	(106,165)
Payment for acquisitions of businesses, net of cash acquired	(582,696)	(103,739)
Investments	61,478	(229,149)

Net cash used in investing activities	(640,005)	(439,053)

Cash flows from financing activities:
Proceeds from short-term borrowings—net	34,700	73,904
Repayment of debt under credit facility	(74,218)	(82,517)
Proceeds from issuance of long-term debt	248,268	—
Issuance of common stock and treasury stock	16,284	7,491
Purchases of treasury stock	—	(23,992)
Customer funds held and retirement account deposits	(14,121)	252,210

Net cash provided by financing activities	210,913	227,096

Change in cash and cash equivalents	(25,537)	81,881
Beginning balance	227,239	136,088

Ending balance	$201,702	$217,969

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the“Company”). Certain amounts reported in prior periods have been reclassified to conform to the 2003 presentation.

2.	Acquisitions

During the nine month period ended September 30, 2003, the Company completed nine acquisitions for total cash consideration of $549.6 million. In addition to cash consideration, the Company issued, in conjunction with one of the acquisitions, approximately 310,000 shares of its common stock valued at $10.9 million. The operations of these acquisitions are included in the consolidated results of operations from the dates of acquisition.

Also, during the first nine months of 2003, as a result of previously acquired entities achieving their operating income targets, the Company paid additional cash consideration of $33.1 million and issued approximately 678,000 shares of its common stock valued at $20.6 million which was treated as additional purchase price. The Company may be required to pay additional cash consideration for acquisitions, including acquisitions closed in 2003 and prior years, up to maximum payments of $220.0 million through 2006, if certain of the acquired entities achieve specific escalating operating income targets.

3.	Long-Term Debt

During the second quarter of 2003, the Company issued $250.0 million five-year notes due in 2008. The first note offering was for $150.0 million at a 4% fixed interest rate. The Company entered into fixed to floating interest rate swap agreements on the $150.0 million notes to manage its total ratio of fixed to floating rate long-term debt over the period of these notes. The second offering of five-year notes was for $100.0 million at a 3% fixed interest rate. The Company used the net proceeds from the offerings primarily to repay existing credit facilities and for general corporate purposes including the funding of acquisitions.

4.	Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not record any compensation expense in the condensed consolidated financial statements for its stock-based compensation plans. The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Stock

options are typically granted in the first quarter of the year and generally vest 20% on the date of grant. As a result, the expense that would be recognized under SFAS No. 123 during the first quarter is significantly higher than the expense for the remaining quarters, representing approximately 35-40% of the full year’s expense.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income:
As reported	$80,412	$66,151	$233,038	$197,909
Less: stock compensation expense—net of tax	(3,600)	(3,700)	(13,400)	(14,600)

Pro forma	$76,812	$62,451	$219,638	$183,309

Reported net income per share:
Basic	$0.42	$0.34	$1.21	$1.03
Diluted	0.41	0.34	1.19	1.01
Pro forma net income per share:
Basic	$0.40	$0.33	$1.14	$0.96
Diluted	0.39	0.32	1.12	0.94

5.	Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2003	2002	2003	2002
Weighted-average common shares outstanding
used for calculation of basic net income
per share	193,626	192,048	193,019	191,379
Employee stock options	2,902	2,977	2,676	3,838

Total shares used for calculation of diluted net income per share	196,528	195,025	195,695	195,217

6.	Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges. Comprehensive income for the three month periods ended September 30, 2003 and 2002 was $73.0 million and $29.5 million and for the nine month periods ended September 30, 2003 and 2002 was $219.0 million and $152.0 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                    RESULTS OF OPERATIONS

Results	of Operations

The Company is an independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. Due to the recent growth of the health plan management services of the Company, the Company changed its reportable business segments in the second quarter of 2003 to add the Health plan management services segment. The Health plan management services segment provides services to employers who self-fund their health plan, including services such as handling payments to healthcare providers, assisting with cost controls, plan design services, medical provider administration and other related services. The Company’s segments are the following: Financial institution outsourcing, systems and services (“FIS”); Health plan management services; Securities processing and trust services; and All other and corporate.

The table below and the following discussion exclude the revenues and expenses associated with customer reimbursements because management believes that it is not appropriate to include the customer reimbursements in analyzing the current performance of the Company as these balances offset in revenues and expenses with no impact on operating income and these amounts are not an indicator of current or future business trends. Customer reimbursements, which primarily consist of pass through expenses such as postage and data communication costs, were $84.0 million and $72.0 million for the three month periods ended September 30, 2003 and 2002 and $246.2 million and $213.5 million for the nine month periods ended September 30, 2003 and 2002, respectively.

	Three months ended September 30,			Nine months ended September 30,
	(In thousands)		Percentage	(In thousands)		Percentage
			Increase			Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)
Processing and services revenues:
Financial institution outsourcing,
systems and services	$541,207	$428,771	26%	$1,517,593	$1,293,595	17%
Health plan management services	90,874	53,374	70%	241,837	157,314	54%
Securities processing and trust services	55,728	59,199	(6%)	165,913	169,957	(2%)
All other and corporate	24,238	22,745	7%	70,583	67,561	4%

Total	$712,047	$564,089	26%	$1,995,926	$1,688,427	18%

Cost of revenues:
Salaries, commissions and payroll related costs	$325,222	$269,239	21%	$926,352	$808,477	15%
Data processing costs and equipment rentals	55,537	39,275	41%	159,532	120,048	33%
Other operating expenses	151,324	110,055	37%	396,039	325,407	22%
Depreciation and amortization	43,669	35,271	24%	121,051	103,385	17%

Total	$575,752	$453,840	27%	$1,602,974	$1,357,317	18%

Operating income:
Financial institution outsourcing,
systems and services	$119,360	$95,139	25%	$344,213	$287,754	20%
Health plan management services	13,120	8,811	49%	36,119	25,652	41%
Securities processing and trust services	5,926	8,348	(29%)	19,685	23,320	(16%)
All other and corporate (1)	(2,111)	(2,049)		(7,065)	(5,616)

Total	$136,295	$110,249	24%	$392,952	$331,110	19%

(1)	Percents are not meaningful. Amounts include corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cost of revenues as a percentage of total processing and services revenues:
Salaries, commissions and payroll related costs	46%	48%	46%	48%
Data processing costs and equipment rentals	8%	7%	8%	7%
Other operating expenses	21%	20%	20%	19%
Depreciation and amortization	6%	6%	6%	6%

Total	81%	80%	80%	80%

Operating margin:
Financial institution outsourcing, systems and services (2)	22%	22%	23%	22%
Health plan management services (2)	14%	17%	15%	16%
Securities processing and trust services (2)	11%	14%	12%	14%

Total	19%	20%	20%	20%

(2)	Percent of segment processing and services revenues is calculated as a percent of FIS revenues, Health plan management services revenues and Securities processing and trust services revenues.

Processing and Services Revenues

Processing and services revenues increased $148.0 million, or 26%, in the third quarter of 2003 compared to 2002 and $307.5 million, or 18%, in the first nine months of 2003 compared to 2002. Year-to-date revenue growth was positively impacted in 2003 by continued strong revenue growth of $224.0 million, or 17%, in our FIS segment and $84.5 million, or 54%, in our expanding Health plan management services segment. Internal revenue growth of approximately 3% for the first nine months of 2003 was derived from sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and price increases. The remaining 15% in revenue growth came from acquired businesses. In addition, our Securities processing and trust services segment continued to negatively impact year-to-date internal revenue growth by approximately 1.5%. Our Securities processing and trust services segment continued to be impacted by the weak, but improving U.S. retail securities financial market trading environment which impacts the Securities division and lower interest rates which negatively impacts both our Securities and Trust divisions.

Cost of Revenues

Total cost of revenues increased $121.9 million, or 27%, in the third quarter of 2003 compared to 2002 and $245.7 million, or 18%, in the first nine months of 2003 compared to 2002. As a percent of processing and services revenues, cost of revenues were 80% for the nine months ended September 30, 2003 and 2002. In 2003, the make up of cost of revenues has been affected by business acquisitions and changes in the mix of the Company’s business. The Company completed the acquisition of EDS Corporation’s Consumer Network Services in December 2002, which has higher data processing costs and equipment rentals and lower salary costs. This acquisition has contributed to an increase in data processing costs and equipment rentals and a decrease in salary costs as a percentage of revenues in 2003 compared to 2002.

Operating Income

Operating income increased $26.0 million, or 24%, in the third quarter of 2003 compared to 2002 and $61.8 million, or 19%, in the first nine months of 2003 compared to 2002. The operating income increase in 2003 was primarily derived from the FIS segment which increased $24.2 million, or 25%, in the third quarter of 2003 compared to 2002 and $56.5 million, or 20% in the first nine months of 2003 compared to 2002. Operating income in the Health plan management services segment increased $4.3 million, or 49%, in the third quarter of 2003 compared to 2002 and $10.5 million, or 41%, in the first nine months of 2003 compared to 2002. The increase in operating income was due to a number of factors including revenue growth and acquisitions.

Income Tax Provision

The effective income tax rate was 39% in 2003 and 2002.

Net Income

Net income for the third quarter increased 22% from $66.2 million in 2002 to $80.4 million in 2003. Net income for the first nine months increased 18% from $197.9 million in 2002 to $233.0 million in 2003. Net income per share-diluted for the third quarter was $0.41 in 2003 compared to $0.34 in 2002. Net income per share-diluted for the first nine months of 2003 was $1.19 compared to $1.01 in the comparable 2002 period.

Liquidity and Capital Resources

	Nine months ended September 30,
(In thousands)	2003	2002
Net income	$233,038	$197,909
Deferred income taxes	36,025	23,059
Depreciation and amortization	121,051	103,385
Changes in assets and liabilities excluding Securities processing
receivables and payables-net	49,015	50,084
Securities processing receivables and payables—net	(35,574)	(80,599)

Net cash provided by operating activities	$403,555	$293,838

Cash flow from operations was $403.6 million in the first nine months of 2003, which included negative cash flow from changes in securities processing receivables and payables of $35.6 million. As the changes in securities processing receivables and payables, retirement account deposits, investments and short-term borrowings generally offset, management believes it is more meaningful to analyze changes in operating cash flows before the change in securities processing receivables and payables. Cash flow from operations before securities processing receivables and payables increased 17% in the first nine months of 2003 compared to 2002, reaching $439.1 million. The Company has historically used a significant portion of its cash flow from operations for acquisitions and capital expenditures with any remainder used to reduce long-term debt. At September 30, 2003, the Company had $659.1 million of long-term debt, while shareholders’ equity exceeded $2.1 billion.

Long-term debt includes $355.8 million borrowed under the Company’s $510.0 million credit and commercial paper facility, which is payable in May 2004 or earlier at the Company’s option. The Company has available $133.6 million under its credit facility at September 30, 2003. The Company must, among other requirements, maintain a minimum net worth of $720.2 million as of September 30, 2003, maintain a fixed charge coverage ratio of 1.35 to one, and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all debt covenants as of September 30, 2003.

During the second quarter of 2003, the Company issued $250.0 million five-year notes due in 2008. The first note offering was for $150.0 million at a 4% fixed interest rate. The Company entered into fixed to floating interest rate swap agreements on the $150.0 million notes to manage its total ratio of fixed to floating rate long-term debt over the period of these notes. The second offering of five-year notes was for $100.0 million at a 3% fixed interest rate. The Company used the net proceeds from the offerings primarily to repay existing credit facilities and for general corporate purposes including the funding of acquisitions.

At September 30, 2003, cash and cash equivalents were $201.7 million, a decrease of $25.5 million from December 31, 2002, after spending $582.7 million on acquired businesses and $79.4 million on capital expenditures in the first nine months of 2003. In addition, gross software development costs for external customers capitalized in the first nine months of 2003 were $39.4 million, offset by associated amortization of $32.3 million.

The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions and ordinary capital spending needs. In the event the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or the issuance of securities.

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

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and have not materially changed since that report was filed

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended September 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K under Items 7 and 9 dated July 22, 2003, reporting the announcement of the Company’s earnings for the second quarter of 2003.

The Company filed a report on Form 8-K under Items 5 and 7 dated September 3, 2003, reporting information identical to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplemental Data as the Company previously filed in its Annual Report on Form 10-K for the year ended December 31, 2002, except that such information was updated to the extent required to reflect the effects of the new reportable segments described in the Form 10-Q filed on July 22, 2003.

The Company filed a report on Form 8-K under Item 5 dated September 18, 2003, announcing that Kim M. Robak, Vice President for External Affairs and Corporation Secretary at the University of Nebraska, was named to serve on the Company’s Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fiserv, Inc.

(Registrant)

Date	October 21, 2003	by	/s/ Kenneth R. Jensen
KENNETH R. JENSEN Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated October 21, 2003

31.2	Certification of the Chief Financial Officer, dated October 21, 2003

32.1	Written Statement of the Chief Executive Officer, dated October 21, 2003

32.2	Written Statement of the Chief Financial Officer, dated October 21, 2003