Form 10-K
period 2003-12-31
FISERV INC
filed 2004-02-27
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2003: $6,600,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2004: 194,605,104

DOCUMENTS INCORPORATED BY REFERENCE:

2003 Annual Report to Shareholders - Parts I, II, IV

Proxy Statement for April 6, 2004 Annual Meeting of Shareholders - Part III

Fiserv, Inc. and Subsidiaries

Form 10-K

December 31, 2003

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates” or “expects,” or words of similar import. Similarly, statements that describe future plans, objectives or goals of Fiserv, Inc. (“Fiserv” or the “Company”) are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect results include, among others, economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, markets, services and related products, prices and other factors discussed in the Company’s prior filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Fiserv assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

Fiserv provides integrated data processing and information management systems to more than 15,000 financial services providers, including banks, broker-dealers, credit unions, financial planners and investment advisers, insurance companies and agents, self-insured employers, leasing companies, mortgage lenders and savings institutions. The Company operates centers in the United States for full-service financial data processing, software system development, item processing and check imaging, technology support and related product businesses. The Company’s operations are principally domestic and in 2003 international operations constituted approximately 4% of total processing and services revenues through business support centers in Argentina, Australia, Canada, Colombia, Indonesia, the Philippines, Puerto Rico, Poland, Singapore and the United Kingdom.

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

Business Strategy

The market for products and services offered by financial institutions continues to undergo change. The financial industry introduces and implements new alternative lending and investment products with great frequency. The distinctions among financial services traditionally offered by banking and thrift organizations as well as by securities and insurance firms continue to narrow, as traditionally different entities compete for the same ultimate customers with competitive services. Financial institutions diversify and consolidate on an ongoing basis in response to market pressures, as well as under the auspices of regulatory agencies.

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

To capitalize on these industry trends, Fiserv has implemented a strategy of continuing to develop new products, improving the cost effectiveness of services provided to clients, aggressively soliciting new clients, and making both opportunistic and strategic acquisitions. In 2001, Fiserv acquired 12 businesses, adding combined annual revenues of more than $380 million and approximately 4,000 new employees. In 2002, Fiserv acquired five businesses, with combined annual revenues of more than $210 million and approximately 1,100 employees. In 2003, Fiserv acquired 12 businesses, with combined annual revenues of more than $610 million and approximately 3,200 employees. The following is a summary of acquisitions made by Fiserv since its organization.

Acquisition History

Formed	Acquired		Company	Service
1964	July	1984	First Data Processing, Milwaukee, WI	Data processing
1971	July	1984	Sunshine State Systems, Tampa, FL	Data processing
1966	Nov.	1984	San Antonio, Inc., San Antonio, TX	Data processing

1982	Oct.	1985	Sendero Corporation, Scottsdale, AZ	Asset/liability management
1962	Oct.	1985	First Trust Corporation, Denver, CO	Retirement plans
1962	Oct.	1985	First Retirement Marketing, Denver, CO	Retirement plan marketing

1973	Jan.	1986	On-Line, Inc., Seattle, WA	Data processing, forms
1966	May	1986	First City Financial Systems, Inc., Beaumont, TX	Data processing

1962	Feb.	1987	Pamico, Inc., Milwaukee, WI	Specialized forms
1975	Apr.	1987	Midwest Commerce Data Corp., Elkhart, IN	Data processing
1969	Apr.	1987	Fidelity Financial Services, Inc., Spokane, WA	Data processing
1965	Oct.	1987	Capbanc Computer Corp., Baton Rouge, LA (sold 1991)	Data processing

Formed	Acquired		Company	Service
1971	Feb.	1988	Minnesota On-Line Inc., Minneapolis, MN	Data processing
1965	May	1988	Citizens Financial Corporation, Cleveland, OH	Data processing
1980	May	1988	ZFC Electronic Data Services, Inc., Bowling Green, KY	Data processing
1969	June	1988	GESCO Corporation, Fresno, CA	Data processing
1967	Nov.	1988	Valley Federal Data Services, Los Angeles, CA	Data processing
1984	Dec.	1988	Northeast Savings Data Services, Hartford, CT	Data processing

1982	May	1989	Triad Software Network, Ltd., Chicago, IL (sold 1996)	Data processing
1969	Aug.	1989	Northeast Datacom, Inc., New Haven, CT	Data processing

1978	Feb.	1990	Financial Accounting Services Inc., Pittsburgh, PA	Data processing
1974	June	1990	Accurate Data On Line, Inc., Titusville, FL	Data processing
1982	June	1990	GTE EFT Services Money Network, Fresno, CA	EFT networks
1968	July	1990	First Interstate Management, Milwaukee, WI	Data processing
1982	Oct.	1990	GTE ATM Networks, Fresno, CA	EFT networks
1867	Nov.	1990	Boston Safe Deposit & Trust Co. IP services, MA	Item processing
1968	Dec.	1990	First Bank, N.A. IP services, Milwaukee, WI	Item processing

1979	Apr.	1991	Citicorp Information Resources, Inc., Stamford, CT	Data processing
1980	Apr.	1991	BMS Processing, Inc., Randolph, MA	Item processing
1979	May	1991	FHLB of Dallas IP services, Dallas, TX	Item processing
1980	Nov.	1991	FHLB of Chicago IP services, Chicago, IL	Item processing

1977	Feb.	1992	Data Holdings, Inc., Indianapolis, IN	Automated card services
1980	Feb.	1992	BMS On-Line Services, Inc. (assets), Randolph, MA	Data processing
1982	Mar.	1992	First American Information Services, St. Paul, MN	Data processing
1981	July	1992	Cadre, Inc., Avon, CT (sold 1996)	Disaster recovery
1992	July	1992	Performance Analysis, Inc., Cincinnati, OH	Asset/liability management
1986	Oct.	1992	Chase Manhattan Bank, REALM Software, NY	Asset/liability management
1984	Dec.	1992	Dakota Data Processing, Inc., Fargo, ND	Data processing
1983	Dec.	1992	Banking Group Services, Inc., Somerville, MA	Item processing

1968	Feb.	1993	Basis Information Technologies, Atlanta, GA	Data processing, EFT
1986	Mar.	1993	IPC Service Corporation (assets), Denver, CO	Item processing
1973	May	1993	EDS’ FHLB Seattle (assets), Seattle, WA	Item processing
1982	June	1993	Datatronix Financial Services, San Diego, CA	Item processing
1966	July	1993	Data Line Service, Covina, CA	Data processing
1978	Nov.	1993	Financial Processors, Inc., Miami, FL	Data processing
1974	Nov.	1993	Financial Data Systems, Jacksonville, FL	Item processing
1961	Nov.	1993	Financial Institutions Outsourcing, Pittsburgh, PA	Data processing
1972	Nov.	1993	Data-Link Systems, South Bend, IN	Mortgage banking services

1985	Apr.	1994	National Embossing Company, Inc., Houston, TX	Automated card services
1962	May	1994	Boatmen’s Information Systems of Iowa, Des Moines, IA	Data processing
1981	Aug.	1994	FHLB of Atlanta IP services, Atlanta, GA	Item processing
1989	Nov.	1994	CBIS Imaging Technology Banking Unit, Maitland, FL	Imaging technology
1987	Dec.	1994	RECOM Associates, Inc., Tampa, FL (sold 1998)	Network integration

Formed	Acquired		Company	Service
1970	Jan.	1995	Integrated Business Systems, Glendale, CA	Specialized forms
1977	Feb.	1995	BankLink, Inc., New York, NY	Cash management
1976	May	1995	Information Technology, Inc., Lincoln, NE	Software and services
1957	Aug.	1995	Lincoln Holdings, Inc., Denver, CO	DP for retirement planning
1993	Sept.	1995	SRS, Inc., Austin, TX	Data processing
1992	Sept.	1995	ALLTEL’s Document Management Services, CA, NJ	Item processing
1978	Nov.	1995	Financial Information Trust, Des Moines, IA	Data processing

1983	Jan.	1996	UniFi, Inc., Fort Lauderdale, FL	Software and services
1982	Nov.	1996	Bankers Pension Services, Inc., Tustin, CA	DP for retirement planning
1992	Apr.	1997	AdminaStar Communications, Indianapolis, IN	Laser print/mailing services
1982	May	1997	Interactive Planning Systems, Atlanta, GA	PC-based financial systems
1983	May	1997	BHC Financial, Inc., Philadelphia, PA	Securities services
1968	Sept.	1997	FIS, Inc., Orlando, FL, and Baton Rouge, LA	Data processing
n/a	Sept.	1997	Stephens Inc. clearing business, Little Rock, AR	Securities services
1986	Oct.	1997	Emerald Publications, San Diego, CA	Financial seminars and training
1968	Oct.	1997	Central Service Corp., Greensboro, NC	Data and item processing
1993	Oct.	1997	Savoy Discount Brokerage, Seattle, WA	Securities services
1990	Dec.	1997	Hanifen, Imhoff Holdings, Inc., Denver, CO	Securities services

1980	Jan.	1998	Automated Financial Technology, Inc., Malvern, PA	Data processing
1981	Feb.	1998	The LeMans Group, King of Prussia, PA	Automobile leasing software
n/a	Feb.	1998	PSI Group, Seattle, WA	Laser printing
1956	Apr.	1998	Network Data Processing Corporation, Cedar Rapids, IA	Insurance data processing
1977	Apr.	1998	CUSA Technologies, Inc., Salt Lake City, UT	Software and services
1982	May	1998	Specialty Insurance Service, Orange, CA	Insurance data processing
1985	Aug.	1998	Deluxe Card Services, St. Paul, MN	Automated card services
1981	Oct.	1998	FHLB of Topeka IP services, Topeka, KS	Item processing
n/a	Oct.	1998	FiCATS, Norristown, PA	Item processing
1984	Oct.	1998	Life Instructors, Inc., New Providence, NJ	Insurance/securities training
1994	Nov.	1998	ASI Financial, Inc., New Jersey and New York	PC-based financial systems
1986	Dec.	1998	The FREEDOM Group, Inc., Cedar Rapids, IA	Insurance data processing

1994	Jan.	1999	QuestPoint, Philadelphia, PA	Item processing
1981	Feb.	1999	Eldridge & Associates, Lafayette, CA	PC-based financial systems
1984	Feb.	1999	RF/Spectrum Decision Science Corporation, Oakland, CA	Software and services
1978	Mar.	1999	FIPSCO, Inc., Des Plaines, IL	Insurance marketing systems
1987	Apr.	1999	Progressive Data Solutions, Inc./Infinity Software Systems, Inc., Orlando, FL	Insurance software systems
1973	June	1999	JWGenesis Clearing Corporation, Boca Raton, FL	Securities services
1987	June	1999	Alliance ADS, Redwood Shores, CA	Imaging technology
1962	Aug.	1999	Envision Financial Technologies, Inc., Chicago, IL	Data processing
1995	Oct.	1999	Pinehurst Analytics, Inc., Chapel Hill, NC (sold 2003)	PC-based financial systems
1982	Dec.	1999	Humanic Design Corporation, Mahwah, NJ (sold 2001)	Software and services

1983	Jan.	2000	Patterson Press, Inc., Nashville, TN	Card services
1982	May	2000	Resources Trust Company, Denver, CO	DP for retirement planning
1986	Sept.	2000	National Flood Services, Inc., Kalispell, MT	Insurance data processing

Formed	Acquired		Company	Service
1982	Jan.	2001	Benefit Planners, Boerne, TX	Health plan management
n/a	Feb.	2001	Marshall & Ilsley IP services, IA, MN, MO	Item processing
1972	Mar.	2001	Facilities and Services Corp., Agoura Hills, Novato, CA	Insurance software systems
1991	Mar.	2001	Remarketing Services of America, Inc., Amherst, NY	Automobile leasing services
1982	July	2001	EPSIIA Corporation, Austin, TX	Data processing
1996	July	2001	Catapult Technology Limited, London, England	Software and services
1985	Sept.	2001	FHLB of Pittsburgh IP services, Pittsburgh, PA	Item processing
1959	Nov.	2001	NCR bank processing operations, Dayton, OH	Data and item processing
1972	Nov.	2001	NCSI, Rockville, MD	Insurance data processing
1940	Nov.	2001	Integrated Loan Services, Rocky Hill, CT	Lending services
1954	Nov.	2001	Trewit Inc., Minneapolis, MN	Health plan management
n/a	Nov.	2001	FACT 400 credit card solution, Bogotá, Colombia	Software and services

1991	May	2002	Case Shiller Weiss, Inc., Cambridge, MA	Lending services
1974	Aug.	2002	Investec Ernst & Company’s clearing operations, NY	Securities clearing services
n/a	Nov.	2002	Willis Group’s TPA operations, Nashville, TN, Wichita, KS	Health plan management
1989	Dec.	2002	EDS Corporation’s Consumer Network Services business, Morris Plains, NJ	EFT data processing
1979	Dec.	2002	Lenders Financial Services, Agoura Hills, CA	Lending services

1989	Jan.	2003	AVIDYN, Inc., Dallas, TX	Health plan management
1982	Mar.	2003	Precision Computer Systems, Inc., Souix Falls, ND	Software and services
1998	Apr.	2003	ReliaQuote, Inc., Falls Church, VA	Insurance services
2002	May	2003	WBI Holdings Corporation, Wausau, WI	Health plan management
1994	July	2003	Electronic Data Systems Corporation’s Credit Union Industry Group business, Plano, TX	Data processing
1986	July	2003	Chase Credit Systems, Inc. and Chase Credit Research, Inc, North Hollywood, CA	Lending services
1996	Sept.	2003	Unisure, Inc., Cincinnati, OH	Insurance data processing
1996	Sept.	2003	Insurance Management Solutions Group, Inc., St. Petersburg, FL	Insurance data processing
1998	Sept.	2003	GAC Holdings Corporation, Pittsburgh, PA	Lending services
1932	Oct.	2003	Federal Home Loan Bank of Indianapolis IP services, Indianapolis, IN	Item processing
1987	Nov.	2003	MI-Assistant Software, Inc., Eleva, WI	Insurance software systems
1999	Dec.	2003	MedPay Corporation, Memphis, TN	Health plan management

1993	Jan.	2004	RegEd.com, Inc., Morrisville, NC	Insurance/securities training

Principal Products and Services

The Company provides an extensive portfolio of products and services to enable banking, lending, insurance, financial planners and securities providers to deliver anywhere, anytime financial services to their customer base.

The Company’s operations have been classified into three primary business segments. The financial institution outsourcing, systems and services business segment provides account and transaction processing systems and services to financial institutions and other financial intermediaries; the health plan management services segment provides services to employers who self-fund their health plan, including services such as handling payments to healthcare providers, assisting with cost controls, plan design services, medical provider administration and other related services; and the securities processing and trust services business segment provides securities processing products and services and retirement plan administration services to brokerage firms, investment advisers and financial institutions.

Fiserv also provides plastic card issuance, design, personalization and mailing services, and document management products.

Financial Institution Outsourcing, Systems and Services. Fiserv provides financial services and products that are focused on technology needs to more than 9,400 financial institutions, including banks, credit unions, leasing and finance companies, mortgage lenders and savings institutions.

“Core” Products. Fiserv delivers “core” products that integrate account servicing and management information functions for its financial institution clients, as well as ancillary value-added products and services that complement the “core” products. “Core” products include systems to process various customer deposit and loan accounts, a financial institution’s general ledgers, central information files and other financial information and include the extensive security, report generation and other features required by a financial institution to process transactions for its depositors and other customers, as well as to meet its regulatory compliance requirements and its own management information needs. “Core” products are offered through on-line data transmission connections to Fiserv data processing centers, often called “service bureaus”, or as stand-alone, in-house, licensed software for installation on client-owned computer systems.

While many clients contract to obtain all or a majority of their data processing requirements from Fiserv, the modular design of many of the Company’s service bureau and software products allows a client to start with one application, such as a deposit system, and gradually add applications and features as needed. Fiserv supports a broad range of terminals and other client-owned peripheral devices manufactured by many different vendors. This support capability reduces the client’s initial conversion expenses, enhances an existing client’s ability to change equipment and broadens the Company’s market.

Bank and Thrift “Core” Products. The Company’s principal service bureau products used by banks, thrifts and savings institutions include Fiserv VISION®, Comprehensive Banking System (“CBS”) outsourcing, Information Technology, Inc. (“ITI”) Premier II outsourcing, and Source One.

Fiserv also offers in-house licensed software products to its banking clients, including ITI Premier II, Precision Computer Systems Vision® and CBS. CBS is available both domestically and internationally through its International Comprehensive Banking System (“ICBS”).

Credit Union “Core” Products. The principal “core” products offered to credit unions include the Summit Spectrum system, the GALAXY Plus Credit Union System, the Users DataSafe product, the Integrasys Premier product, and several CUSA Technologies systems. Each of these products is offered via a service bureau or as an in-house licensed software system. In addition to these products, Fiserv offers the AFTECH Advantage® and XP Systems XP2® licensed software products that are designed to operate in-house on the clients’ systems.

Insurance “Core” Products. The insurance industry, like other financial industries, has requirements for basic administration services and information processing systems. Fiserv provides comprehensive insurance processing services and products to the insurance and related industries. Fiserv insurance products and services include the Freedom suite of administration systems, such as Claims Workstation, TRACKER Unclaimed Property System, Regulatory Series Annual Statement 2000 and Freedom Reinsurance system; the Fiserv Life Insurance Solutions ID3 system for life, annuity and health requirements; the Fiserv SIS property and casualty systems; and claim processing services for flood and workers compensation insurance companies. Emerald Learning Solutions and RegEd sell computer-based training for insurance and securities professionals.

Complementary or Add-On Products. In addition to the “core” products, Fiserv offers complementary products and back-office products and services. These products and services allow financial institutions to offer additional services to their clients such as home banking, automated teller machine access and other treasury and related services of varying complexity and sophistication, such as asset-liability modeling and cash management.

Specifically, Fiserv offers products to its financial institution clients that allow them in turn to offer sophisticated banking services to their individual customers such as electronic funds transfer services offered by Fiserv EFT/CNS that include the ACCEL network and related ATM access services, as well as Internet banking products offered through Fiserv eSolutions that allow individual bank customers to bank from home.

Fiserv also offers its financial institution clients complementary or add-on products that amplify the “core” products such as item processing and imaging systems for the item processing needs of clients, treasury and investment management systems including a series of treasury management products sold under the BANKLINK® name and the CBS Worldwide MetaBank Portfolio Management and Investment Portfolio Accounting systems as well as a suite of EPSIIA and Imagesoft electronic document management systems.

Finally, Fiserv has many other complementary product offerings that allow its financial institution clients to improve the management and efficiency of their businesses. Such products include IPS-Sendero decision support and performance measurement systems, including ASAP/Spectrum, DecisionServ and the VISION family of integrated software and support services that enhance a financial institution’s asset/liability management and profitability measurement capabilities; the CCS suite of products includes call center systems and the InformEnt data warehouse utilized for data warehousing and data mining; loan origination and tracking systems, including Fiserv Lending Solutions’ products such as easyLENDER® and UnFi PRO Mortgage offerings, MortgageServ, Integrated Loan Services including ILS Quickclose and Lenders Financial Services; real estate settlement services offered by Integrated Loan Services and General American Corp; credit reporting services and systems through Chase Credit; the Fiserv LeMans auto leasing software products and the Remarketing Services of America lease maturity systems and other products offered with regard to the termination of auto leases; and credit services offered by CBS Worldwide with its FACT 400 product and by Fiserv Credit Processing Services with The PLUS System.

Fiserv offers these products and services through multiple delivery channels primarily in the United States.

Health Plan Management Services. Fiserv, through its five health plan management operating units, Benefit Planners, Benesight, Fiserv Health, Harrington Benefit Services, and Wausau Benefits, provides a variety of services for the administration of health plans to customers nationwide. These services include claim adjudication and payment, customer service, and other related services. The Company provides these services to more than 1,000 employers that self-fund their health plans. In addition, Fiserv provides these services to other health plan sponsors such as insurance companies and HMO’s.

Complementary and Other Products. Fiserv also offers additional complementary services to its health plan administration customers and others. Fiserv offers care management services ranging from traditional services, such as utilization management and case management, to newer disease management, population health and prevention programs. Through 2003, these services were offered through the Company’s Benefit Planners, Wausau Benefits and Value Check units. Beginning in 2004, Fiserv combined these services into a single operation, Avidyn Health, in an effort to offer a single source of integrated services. Through its Innoviant business, the Company offers health plans prescription benefit management services. The Company also offers health plan sponsors services for risk management. Through its Third Party Solutions and Direct Comp RX businesses, Fiserv assists employers, insurers and retail pharmacies with the management and processing of workers compensation prescriptions. Fiserv’s PPO One business provides technology services to Preferred Provider Organizations for data management and claim repricing.

Securities Processing and Trust Services. Fiserv offers high-quality, integrated securities clearing, execution, margin lending, stock lending, mutual fund processing, customer account processing and facilitation of traditional and Internet brokerage services through advanced technology that makes executing trades faster, easier and more economical, focused customer service and economies of scale.

Through TradeStar Investments, Inc. (“TradeStar”), a registered brokerage firm headquartered in Houston, Texas and a wholly-owned subsidiary of Fiserv Securities, Inc., Fiserv’s clearing business, Fiserv also offers retail brokerage services at discount commission rates. TradeStar also markets Fiserv Securities’ processing and support services throughout the United States. The Company’s clients include more than 500 broker-dealers and financial institutions, including full-service and discount broker-dealers (sometimes called “correspondents”), registered investment advisers, municipal bond dealers, underwriters, retail brokerage operations of financial institutions, insurance firms and mutual fund companies.

Fiserv also provides a variety of administrative, custodial and processing services to individual investors, third party retirement plan and pension administrators, investment advisors and financial planners and financial intermediaries. The specific products offered include self-directed retirement plan administration services and mutual fund custody trading services. First Trust Corporation, Fiserv’s principal trust company subsidiary, is the largest independent trust company in the United States.

Specific product offerings to financial advisors, individual and business holders of IRAs, Roth IRAs and other self-directed retirement investment vehicles include DATAlynx, providing trust and asset custody and back office services to investment advisers and other financial professionals; iFlex, a suite of 401(k) products for companies ranging in size up to 100 employees; OptionsPlus, a self-directed investment window for participants in a retirement plan that is sold to large institutional insurance companies that offer record keeping services and investment options to individuals; TRUSTlynx custody and electronic trading support services for daily valuation of retirement plan assets; and trust and custodial services that support the administration of self-directed retirement plans.

Financial information concerning the Company’s industry segments is included in Note 8 to the Consolidated Financial Statements contained in the Company’s Annual Report to Shareholders included in this Annual Report on Form 10-K as Exhibit 13 and such information is incorporated herein by reference.

Servicing the Market

The market for Fiserv account and transaction processing services and products has specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, service reliability, comprehensiveness and integration of product lines, timely introduction of new products and features, cost effectiveness and service excellence. Through its multiple product offerings, the Company believes it successfully services these market needs and requirements for clients ranging in size from start-ups to some of the largest financial services providers.

Fiserv believes that the position it holds as an independent, growth-oriented company dedicated to its business is an advantage to its clients as compared to many of its competitors that are regional or local cooperatively owned organizations, data processing subsidiaries or affiliates of financial institutions or hardware vendors. Due to the economies of scale gained through its broad market presence, Fiserv offers clients a selection of information management and data processing products and services designed to meet the specific needs of the ever-changing financial services industry. The Company believes this independence and primary focus on the financial services industry helps its business development, client service and product support teams remain responsive to the technology needs of its market.

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

Product Development

To meet the changing technology needs of the clients Fiserv serves, the Company continually develops, maintains and enhances its systems. In 2003, product development expenses represented approximately 7% of the Company’s processing and services revenues.

The Fiserv network of development and financial information technology centers applies the shared expertise of multiple Fiserv teams to design, develop and maintain specialized processing systems around its multiple technology platforms. The applications of its account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market specific financial service environments of the Company’s many clients.

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

Intellectual Property

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

Competition

Financial Institution Outsourcing, Systems and Services. The market for information technology products and services within the financial industry is highly competitive. The Company’s principal competitors include internal data processing departments, data processing affiliates of large companies or large computer hardware manufacturers, independent computer service firms and processing centers owned and operated as user cooperatives. Some of these competitors possess substantially greater financial, sales and marketing resources than the Company. Competition for in-house data processing and software departments is intensified by the efforts of computer hardware vendors who encourage the growth of internal data centers.

Competitive factors for processing services include product quality, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price. The Company believes that it competes favorably in each of these categories. In addition, the Company believes that its position as an independent vendor, rather than as a cooperative, an affiliate of a larger corporation or a hardware vendor, is a competitive advantage.

We compete with vendors that offer similar transaction processing products and services to financial institutions and other financial intermediaries, including Aurum Technologies, Inc., The Bisys Group, Inc., Fidelity Information Services, Inc., Jack Henry and Associates, Inc. and Metavante Corporation. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

Health Plan Management Services. The market for the Company’s administrative services is highly competitive. The major competition for the Company’s services comes from national and regional health insurance companies selling administrative services only. Many of the Company’s competitors serve a larger number of customers, have greater financial resources and proprietary products. In addition, the self-funded health plan market is typically broker-controlled, highly price sensitive and frequently placed out for competitive bid. Significant competitors of the Company include Blue Cross organizations, United Health Group, Cigna and Aetna.

Securities Processing and Trust Services. The Company competes with several larger companies in the securities clearing business. Specifically, the Bank of New York, FleetBoston Financial Corporation, Fidelity Investments, Bear Stearns & Co. and others provide competitive services to those of the Company. Many of these competitors are engaged as well in the retail brokerage business and thus have a captive supply of clearing business that the Company does not have.

In the trust services area, several trust companies, the most notable of which is Delaware Charter, compete with the Company in custody services for self-directed retirement accounts. In the provision of services to financial advisors and the mutual fund trading area, Charles Schwab & Co., which handles a much larger volume of such trades, is the Company’s most significant competitor.

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

The Company’s securities processing business, Fiserv Securities, Inc., is subject to extensive regulatory oversight principally by the New York Stock Exchange, Inc. (“NYSE”) and also by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers, Inc., other stock exchanges of which it is a member and state agencies. From time to time, the NYSE and the SEC review, audit or investigate the Company’s securities processing business’ procedures and policies and sometimes require changes to those procedures resulting in higher costs or reduced flexibility in operating the Company’s business and, in some instances, the payment of fines.

The Company’s securities clearing and trust businesses are involved with the mutual fund industry and the SEC has sought information from the affected businesses and the businesses have been cooperating fully with the SEC. At the current time, the Company does not anticipate any material adverse impact as a result of such inquiries.

The Company’s subsidiaries operating as part of the Company’s health plan management services group are subject to extensive regulatory oversight at both the federal and state levels. This regulatory scheme extends from annual reporting and licensing requirements imposed by most of the states in which these companies operate and continues on to extensive regulatory compliance requirements regarding day to day operating policies and procedures for the various operating units. In addition, various customers require periodic audits of their health plan administrators to confirm compliance with standards of performance and these subsidiaries may be required to forfeit a portion of their fees if they fail to meet the required performance levels.

Employees

Fiserv employs approximately 21,700 specialists in its information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other employees with direct experience in banks, credit unions, insurance companies and agencies, mortgage firms, savings and other financial services business environments.

Fiserv employees provide expertise in sales and marketing; account management and client services; computer operations, network control and technical support; programming, software development, modification and maintenance; conversions and client training; and financial planning and related support services.

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

Item 2. Properties

Fiserv currently operates full-service data centers, software system development centers, and item processing and back-office support centers in over 150 cities. The Company owns 14 facilities; all other buildings in which centers are located are subject to leases expiring through 2004 and beyond. In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

Executive Officers of the Registrant

The executive officers of the Company as of February 27, 2004, together with their ages, positions and business experience are described below:

Name	Age	Position
Leslie M. Muma	59	President and Chief Executive Officer

Kenneth R. Jensen	60	Senior Executive Vice President, Chief Financial Officer and Treasurer
Norman J. Balthasar	57	Senior Executive Vice President and Chief Operating Officer
Robert H. Beriault	52	Group President, Securities & Trust Services
James W. Cox	40	Group President, Health Solutions
Douglas J. Craft	50	Executive Vice President, Operating Group Chief Financial Officer
Mark J. Damico	35	Group President, Item Processing
Patrick C. Foy	49	Group President, Bank Servicing
Thomas A. Neill	55	Group President, Credit Union & Industry Products
Rodney D. Poskochil	51	Group President, Bank Systems & eProducts
James C. Puzniak	57	Group President, Lending Systems & Services
Dean C. Schmelzer	53	Group President, Marketing & Sales
Charles W. Sprague	54	Executive Vice President, General Counsel, Chief Administrative Officer and Secretary
Terence R. Wade	44	Group President, Insurance Solutions

Mr. Muma has been a Director of the Company since it was established in 1984. He served as President and Chief Operating Officer of the Company from 1984 to 1999, when he was named President and Chief Executive Officer.

Mr. Jensen has been Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and a Director of the Company since it was established in 1984. He was named Senior Executive Vice President in 1986.

Mr. Balthasar was named Senior Executive Vice President and Chief Operating Officer of the Company in October 2002. He was President and Chief Operating Officer of the Fiserv Financial Institution Group from 2000 to 2002. He served as Corporate Executive Vice President and President of the Savings and Community Bank Group from 1996 to 1999, when he was named President and Chief Operating Officer of the Fiserv Financial Institution Outsourcing Group. Mr. Balthasar has been with Fiserv and its predecessor company since 1974.

Mr. Beriault was named President of the Fiserv Securities and Trust Services Group in April 2002. He was President and Chief Operating Officer of the Fiserv Securities Group from 1999 to 2002. He served as Corporate Executive Vice President and President–Securities Processing Group from 1998 to 1999. From 1986 to 1998, Mr. Beriault was President of Lincoln Trust Company, which was acquired by the Company in 1995.

Mr. Cox was named President of the Health Solutions Group of the Company in April 2003. He joined Fiserv in November 2001 with the acquisition of Trewit, Inc., where has was President. Prior to joining Trewit, Cox was partner in Lund Koehler Cox & Arkema, a public accounting and consulting firm.

Mr. Craft was named Executive Vice President and Operating Group Chief Financial Officer of the Company in October 2002. He was Senior Vice President of Finance of the Fiserv Financial Institution Group from 2000 to 2002. He served as Senior Vice President of Finance of the Savings and Community Bank Group from 1996 to 1999. Mr. Craft has been with Fiserv since 1985.

Mr. Damico was named President of the Item Processing Group of the Company in May 2003. He has held executive roles at Intria Items, Inc., a subsidiary of Fiserv, since 1996, when he joined Intria as Senior Vice President and Chief Technology Officer. Prior to joining Intria, Damico was Senior Vice President of Strategic Initiatives for the Fiserv item processing business in the United States.

Mr. Foy was named President of the Bank Servicing Group of the Company in October 2002. He joined Fiserv in 2001 as President of the Direct Banking Division. Previously he was founder and CEO of Login & Learn, Inc. From 1978 to 1999, he was with M&I Data Services (Metavante) in a number of management positions, serving as President of the Outsourcing Business Group from 1995 to 1999.

Mr. Neill was named President of the Credit Union and Industry Products Group of the Company in October 2000. He was President of the Products and Services Division and Group President of the Industry Products and Services Group of the Company from 1993 to 2000.

Mr. Poskochil was named President of the Bank Systems and eProducts Group of the Company in October 2002. He served as President of the Bank Systems and eProducts Division from 1999 to 2002. He joined ITI in 1978 and served in a number of capacities. In 1998 he was named President and Chief Executive Officer of ITI, which had been acquired by Fiserv in 1995.

Mr. Puzniak was named President of the Lending Systems and Services Group of the Company in October 2002. He served as President of the Bank Servicing Division II of the Company from 1995 to 2002, and as Senior Vice President of CBS Development from 1993 to 1995. Prior to joining Fiserv he held senior management positions at Citicorp Information Resources, Geac Computer and Financial Data Systems.

Mr. Schmelzer was named Group President, Marketing and Sales in February 2002. He served as Corporate Executive Vice President, Marketing and Sales for the Company from 1992 to 2002. Prior to joining Fiserv, he was Director of Commercial Analysis for IBM.

Mr. Sprague has been Corporate Executive Vice President, General Counsel and Secretary since 1994, and Chief Administrative Officer of the Company since 1999. He has been involved with the Company’s corporate and legal concerns since it was formed in 1984.

Mr. Wade was named President of the Insurance Solutions Group of the Company in April 2003. Prior to joining Fiserv, he was Senior Vice President and a Vice President of Finance with Policy Management Systems Corporation from 1996 to 2001. Earlier in his career, he held executive positions at several firms, including Conita Technologies, Inc. and First Image Management Company.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

The information required by this item is incorporated by reference to the information pertaining thereto set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Price Information” in the Company’s 2003 Annual Report to Shareholders (the “Annual Report”).

Item 6. Selected Financial Data

The information required by this item is incorporated by reference to the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Selected Financial Data” in the Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Company’s Senior Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of December 31, 2003. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Executive Vice President and Chief

Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the information set forth under the captions “Matter 1. Election of Directors,” “Information with Respect to Continuing Directors,” “Meetings of the Board of Directors and Committees of the Board of Directors,” “Nominations of Directors” and “Communications with Board of Directors” in the definitive Proxy Statement for the Company’s 2004 annual meeting of shareholders (the “Proxy Statement”). The information required by this item with respect to executive officers appears at the end of Part I of this Form 10-K. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and officers is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Conduct that applies to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Company has posted a copy of the Code of Conduct on the “Company/Board of Directors” section of its website at www.fiserv.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “Company/Board of Directors” section of its website at www.fiserv.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Matter 3. Approval of Stock Option and Restricted Stock Plan, as Amended and Restated – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Matter 2. The Ratification of the Selection of Deloitte & Touche LLP as Independent Auditors of the Company for 2004” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements:

The consolidated financial statements of the Company as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, together with the report thereon of Deloitte & Touche LLP, dated January 30, 2004, appear on pages 17 through 45 of the Company’s Annual Report to Shareholders and Exhibit 13 to this Annual Report on Form 10-K, and are incorporated herein by reference.

(a) (2) Financial Statement Schedule:

The following financial statement schedule of the Company and related independent auditors’ report are included in this Annual Report on Form 10-K:

Page
Independent Auditors’ Report	18
Schedule II–Valuation and Qualifying Accounts	18

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

The Company filed a report on Form 8-K under Items 7 and 12, dated October 21, 2003, reporting the announcement of the Company’s earnings for the third quarter of 2003.

The Company filed a report on Form 8-K under Items 7 and 12, dated January 27, 2004, reporting the announcement of the Company’s earnings for the quarter and year ended December 31, 2003.

(c) Exhibits:

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2004.

FISERV, INC.

By	/s/ Leslie M. Muma
Leslie M. Muma
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 27, 2004.

Signature	Capacity

/s/ Donald F. Dillon Donald F. Dillon	Chairman of the Board

/s/ Leslie M. Muma Leslie M. Muma	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth R. Jensen Kenneth R. Jensen	Director, Senior Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

/s/ Bruce K. Anderson Bruce K. Anderson	Director

/s/ Daniel P. Kearney Daniel P. Kearney	Director

/s/ Gerald J. Levy Gerald J. Levy	Director

/s/ Glenn M. Renwick Glenn M. Renwick	Director

/s/ Kim M. Robak Kim M. Robak	Director

/s/ L. William Seidman L. William Seidman	Director

/s/ Thekla R. Shackelford Thekla R. Shackelford	Director

/s/ Thomas C. Wertheimer Thomas C. Wertheimer	Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the consolidated financial statements of Fiserv, Inc. and subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 30, 2004, which report expresses an unqualified opinion and includes an explanatory paragraph as to the adoption in 2002 of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets;” such consolidated financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Fiserv, Inc., listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Milwaukee, Wisconsin
January 30, 2004

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Year Ended December 31,	Beginning Balance	Charged to Expense	Write-offs	Acquired Allowance	Balance
2003	$13,168,000	$5,089,000	$(4,479,000)	$12,106,000	$25,884,000
2002	14,703,000	2,527,000	(4,248,000)	186,000	13,168,000
2001	16,001,000	963,000	(3,311,000)	1,050,000	14,703,000

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated February 28, 2000, and incorporated herein by reference (File No. 0-14948)).

3.2	By-laws, as amended and restated.

4.1	Shareholder Rights Agreement (filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 23, 1998, and incorporated herein by reference (File No. 0-14948)).

4.2	First Amendment to the Shareholder Rights Agreement (filed as Exhibit 4.3 to the Company’s Form S-8 dated April 7, 2000, and incorporated herein by reference (File No. 333-34310)).

4.3	Second Amendment to the Shareholder Rights Agreement (filed as Exhibit 4.6 to the Company’s Form 10-K dated February 27, 2001, and incorporated herein by reference (File No. 0-14948)).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (filed as Exhibit A to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders and incorporated herein by reference (File No. 0-14948)).

10.2	Fiserv, Inc. Executive Incentive Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders and incorporated herein by reference (File No. 0-14948)).

10.3	Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Leslie M. Muma, Kenneth R. Jensen and Norman J. Balthasar (filed as Exhibit 10.3 to the Company’s Form 10-K dated February 27, 2002, and incorporated herein by reference (File No. 0-14948)).

10.4	Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Robert H. Beriault, James W. Cox, Douglas J. Craft, Mark J. Damico, Patrick C. Foy, Thomas A. Neill, Rodney D. Poskochil, James C. Puzniak, Dean C. Schmelzer, Charles W. Sprague and Terence R. Wade (filed as Exhibit 10.4 to the Company’s Form 10-K dated February 27, 2002, and incorporated herein by reference (File No. 0-14948)).

13	2003 Annual Report to Shareholders (to the extent incorporated by reference herein).

21	List of Subsidiaries of the Registrant.

23	Independent Auditors’ Consent.

31.1	Certification of the Chief Executive Officer, dated February 27, 2004.

31.2	Certification of the Chief Financial Officer, dated February 27, 2004.

EXHIBIT INDEX (continued)

Exhibit Number	Exhibit Description
32.1	Written Statement of the Chief Executive Officer, dated February 27, 2004.

32.2	Written Statement of the Chief Financial Officer, dated February 27, 2004.