Form 10-Q
period 2004-03-31
FISERV INC
filed 2004-04-22
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to

Commission file number 0-14948

FISERV, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1506125 (I. R. S. Employer Identification No.)

255 Fiserv Drive, Brookfield, WI (Address of principal executive office)	53045 (Zip Code)

(262) 879-5000

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

As of April 13, 2004, there were 194,957,267 shares of common stock, $.01 par value, of the Registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Processing and services	$839,986	$604,262
Customer reimbursements	97,494	82,731

Total revenues	937,480	686,993

Cost of revenues:
Salaries, commissions and payroll
related costs	340,800	294,829
Customer reimbursement expenses	97,494	82,731
Data processing costs and equipment rentals	55,268	52,381
Other operating expenses	240,100	95,056
Depreciation and amortization	46,958	37,399

Total cost of revenues	780,620	562,396

Operating income	156,860	124,597
Interest expense—net	(4,732)	(2,977)

Income before income taxes	152,128	121,620
Income tax provision	59,330	47,432

Net income	$92,798	$74,188

Net income per share:
Basic	$0.48	$0.39

Diluted	$0.47	$0.38

Shares used in computing net income per share:
Basic	194,555	192,137

Diluted	197,063	194,746

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$208,346	$202,768
Accounts receivable—net	408,686	417,521
Securities processing receivables	2,253,618	1,940,414
Prepaid expenses and other assets	128,862	120,168
Investments	2,265,147	1,904,161
Property and equipment	201,802	206,076
Intangible assets	549,602	557,822
Goodwill	1,912,759	1,865,245

Total	$7,928,822	$7,214,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$188,269	$179,184
Securities processing payables	2,071,175	1,786,763
Short-term borrowings	171,400	139,000
Accrued expenses	274,275	303,765
Accrued income taxes	44,087	23,313
Deferred revenues	215,396	208,996
Customer funds held and retirement account deposits	1,935,614	1,582,698
Deferred income taxes	121,276	91,532
Long-term debt	596,077	699,116

Total liabilities	5,617,569	5,014,367

Shareholders’ equity:
Common stock issued, 194,863,000 and 194,260,000
shares, respectively	1,949	1,943
Additional paid-in capital	653,282	637,623
Accumulated other comprehensive income	20,327	17,345
Accumulated earnings	1,635,695	1,542,897

Total shareholders’ equity	2,311,253	2,199,808

Total	$7,928,822	$7,214,175

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$92,798	$74,188
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	28,433	26,422
Depreciation and amortization	46,958	37,399
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable	7,584	5,832
Prepaid expenses and other assets	(5,020)	(1,798)
Accounts payable and accrued expenses	(43,626)	(44,726)
Deferred revenues	5,710	2,526
Accrued income taxes	25,120	16,132
Securities processing receivables and payables—net	(28,792)	26,077

Net cash provided by operating activities	129,165	142,052

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(31,700)	(35,519)
Payment for acquisitions of businesses, net of cash acquired	(29,775)	(79,139)
Investments	(355,276)	(143,038)

Net cash used in investing activities	(416,751)	(257,696)

Cash flows from financing activities:
Proceeds from short-term borrowings—net	32,400	70,500
Repayment of long-term debt—net	(106,971)	(49,221)
Issuance of common stock	11,662	2,751
Customer funds held and retirement account deposits	356,073	46,536

Net cash provided by financing activities	293,164	70,566

Change in cash and cash equivalents	5,578	(45,078)
Beginning balance	202,768	227,239

Ending balance	$208,346	$182,161

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). See the Company’s results by business segment in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2. Long-Term Debt

Effective March 31, 2004, the Company entered into a new credit facility to replace its existing credit facility that was due in May of 2004. The new credit facility totaling $700.0 million is comprised of a $465.3 million five-year revolving credit facility due in 2009 and a $234.7 million 364-day revolving credit facility which is renewable annually through 2009. The Company must, among other requirements, maintain a minimum net worth of $1.8 billion as of March 31, 2004 and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at March 31, 2004.

3. Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not record any compensation expense in the condensed consolidated financial statements for its stock-based compensation plans. The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The fair value of each option issued prior to January 1, 2004 was estimated on the date of grant using a Black-Scholes option-pricing model. For options issued on or after January 1, 2004, the fair value of each option was estimated on the date of grant using a binomial option-pricing model. Stock options are typically granted in the first quarter of the year, generally vest 20% on the date of grant and 20% each year thereafter and expire 10 years from the date of the award. As a result, the expense that would be recognized under SFAS No. 123 during the first quarter of 2004 is significantly higher than the expense for the remaining quarters, representing approximately 40-45% of the full year’s expense.

	Three months ended March 31,
(In thousands, except per share data)	2004	2003
Net income:
As reported	$92,798	$74,188
Less: stock compensation expense—net of tax	(5,500)	(6,200)

Pro forma	$87,298	$67,988

Reported net income per share:
Basic	$0.48	$0.39
Diluted	0.47	0.38
Pro forma net income per share:
Basic	$0.45	$0.35
Diluted	0.44	0.35

4. Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per share is as follows:

	Three months ended March 31,
(In thousands)	2004	2003
Weighted-average shares outstanding used for calculation of basic net income per share	194,555	192,137
Employee stock options	2,508	2,609

Total shares used for calculation of diluted net income per share	197,063	194,746

During the three month periods ended March 31, 2004 and 2003, the Company excluded 1.9 million and 3.5 million weighted-average shares under stock options from the calculation of common equivalent shares as the impact was anti-dilutive.

5. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges. Comprehensive income for the three month periods ended March 31, 2004 and 2003 was $95.8 million and $64.6 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company is an independent provider of financial data processing systems and related information management services and products to financial institutions and other financial intermediaries. The Company’s operations have been classified into four business segments: Financial outsourcing, systems and services (“Financial”); Health plan management services (“Health”); Investment support and securities processing services (“Investment Services”); and All other and corporate (“Other”).

The following tables and discussion exclude the revenues and expenses associated with customer reimbursements because management believes that it is not appropriate to include customer reimbursements in analyzing the current performance of the Company as these balances offset in revenues and expenses with no impact on operating income and these amounts are not an indicator of current or future business trends. Customer reimbursements, which primarily consist of pass-through expenses such as postage and data communication costs, were $97.5 million and $82.7 million for the three month periods ended March 31, 2004 and 2003, respectively. The following table presents, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of income, the relative percentage that those amounts represent to processing and services revenues, and the percentage change in those amounts from period to period.

	Three months ended March 31,		Percent of revenues Three months ended March 31,		Percent Increase (Decrease)
	(In millions)
	2004	2003	2004	2003
Processing and services revenues:
Financial outsourcing, systems and services (“Financial”)	$545.0	$457.0	65%	76%	19%
Health plan management services (“Health”)	206.6	69.1	25%	11%	199%
Investment support and securities processing services (“Investment Services”)	58.9	55.1	7%	9%	7%
All other and corporate (“Other”)	29.5	23.1	4%	4%	28%

Total	$840.0	$604.3	100%	100%	39%

Cost of revenues:
Salaries, commissions and payroll related costs	$340.8	$294.8	41%	49%	16%
Data processing costs and equipment rentals	55.3	52.4	7%	9%	6%
Other operating expenses	240.1	95.1	29%	16%	153%
Depreciation and amortization	47.0	37.4	6%	6%	26%

Total	$683.1	$479.7	81%	79%	42%

Operating income (loss):
Financial outsourcing, systems and services (1)	$137.0	$107.5	25%	24%	27%
Health plan management services (1)	19.4	12.1	9%	18%	60%
Investment support and securities processing services (1)	(0.1)	7.2	0%	13%	(102)%
All other and corporate (2)	0.6	(2.2)

Total	$156.9	$124.6	19%	21%	26%

(1) Percent of segment revenues is calculated as a percent of Financial, Health, and Investment Services revenues.

(2) Percents are not meaningful, amounts include corporate expenses.

Internal Revenue Growth

Internal revenue growth percentages are measured as the increase or decrease in total processing and services revenues for the current period less “acquired revenue from acquisitions” divided by total processing and services revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition normalized revenue of acquired companies for the comparable prior year period. Internal revenue growth percentage is a non-GAAP financial measure that the Company believes is useful to investors because it provides an alternative to measure revenue growth excluding the impact of acquired revenues. The following table sets forth the calculation of internal revenue growth for the three months ended March 31, 2004:

				Three months ended March 31,
	(In millions)			2004 Internal Growth %	2003 Internal Growth%
	2004	2003	Increase (Decrease)
Total Company
Processing and services revenue	$840.0	$604.3	$235.7
Acquired revenue from acquisitions		158.5	(158.5)

Adjusted revenues	$840.0	$762.8	$77.2	10%	2%

By Segment:
Financial
Processing and services revenue	$545.0	$457.0	$88.0
Acquired revenue from acquisitions		81.0	(81.0)

Adjusted revenues	$545.0	$538.0	$7.0	1%	1%

Health
Processing and services revenue	$206.6	$69.1	$137.5
Acquired revenue from acquisitions		77.5	(77.5)

Adjusted revenues	$206.6	$146.6	$60.0	41%	18%

Investment Services
Processing and services revenue	$58.9	$55.1	$3.9	7%	(9)%

Other
Processing and services revenue	$29.5	$23.1	$6.4	28%	(1)%

Processing and Services Revenues

Total processing and services revenues increased $235.7 million, or 39%, in 2004 compared to 2003. Internal revenue growth for the first quarter was 10% in 2004 and 2% in 2003 with the remaining growth resulting from acquisitions. Overall internal revenue growth was primarily derived from sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and price increases. The increasing internal revenue growth rate in 2004 compared to 2003 was primarily driven by accelerating internal revenue growth in the Health segment.

The Financial segment had positive revenue growth of $88.0 million, or 19%, in 2004 compared to 2003. The internal revenue growth rate in the Financial segment was 1% in 2004 and 2003 with the remaining growth resulting from acquisitions. Internal revenue growth in this segment was positively impacted in 2004 by a one-time $8.0 million fee received from a customer due to early termination of the customer’s contract. The existing customer had approximately 40 months remaining on its contract when the customer was acquired by a financial institution utilizing another data processing system. Internal revenue growth in 2004 was negatively impacted by $9.8 million due to continued weak international revenues and the loss of an item processing customer that was announced in 2003.

The Health segment had positive revenue growth of $137.5 million, or 199%, in 2004 compared to 2003. $95.0 million of the total revenue growth in 2004 for this segment related to the inclusion in revenues and cost of revenues of the prescription ingredient cost related to the pharmacy services businesses. The Company entered the pharmacy services business in the second quarter of 2003 and the average operating margins of these businesses are in the mid single digits. Internal revenue growth in this segment was 41% in 2004 compared to 18% in 2003, with the remaining growth resulting from acquisitions.

Revenues in the Investment Services segment increased by $3.9 million, or 7%, in 2004 compared to 2003. The internal revenue growth rate in the Investment Services segment was 7% in 2004 compared to a decrease of 9% in 2003. The increase in the internal revenue growth rate in this segment is primarily due to an improving U.S. retail securities financial market trading environment that resulted in increased trading volumes in the Securities division.

Revenues in the Other segment increased by $6.4 million, or 28%, due to strong internal growth in the Company’s plastic card services operation through a combination of new sales and cross sales to existing customers.

Cost of Revenues

Total cost of revenues increased $203.5 million, or 42%, in 2004 compared to 2003. As a percent of processing and services revenues, cost of revenues were 81% in 2004 and 79% in 2003. The components of cost of revenues each year has been affected by business acquisitions and changes in the mix of the Company’s business, including the significant impact of the pharmacy services businesses.

As a percentage of revenues, salaries, commissions and payroll related costs and data processing costs decreased and other operating expenses increased compared to the prior year due primarily to growth in the Health segment’s pharmacy services businesses. The pharmacy services businesses have a very high proportion of costs related to the ingredient cost of the prescription approximating $95.0 million in 2004, which is included in revenues and other operating expenses.

Operating Income (Loss)

Operating income increased $32.3 million, or 26%, in 2004 compared to 2003 primarily due to operating income increases of $29.5 million in the Financial segment and $7.3 million in the Health segment. The increase in operating income in the Financial segment was due to continued strong revenue growth of 19% and an operating margin of 25%. The Financial segment’s operating income and margin in 2004 were positively impacted by the termination fee discussed above.

The Health segment’s operating income increased $7.3 million in 2004 compared to 2003, and the operating margin decreased from 18% in 2003 to 9% in the current year primarily due to lower operating margins associated with the pharmacy services businesses discussed previously.

The Investment Services segment’s operating income decreased $7.4 million in 2004 compared to 2003 primarily due to a one-time charge of $6.0 million due to additional costs and reserves associated with the Company’s broker-dealer subsidiary, Fiserv Securities, Inc. (“FSI”). As part of the Securities and Exchange Commission’s (the “SEC”) ongoing industry-wide review of mutual fund trading practices, including market timing and late trading, FSI has been responding to inquiries from the SEC. The Company currently estimates cumulative revenues associated with such practices at approximately $4.0 to $5.0 million. The Company is cooperating with the SEC and is conducting its own internal investigation of these matters. Although the Company is unable to predict the ultimate outcome of these matters, if the SEC were to assert a violation of securities laws with respect to these matters, then FSI may be subject to fines and penalties and other administrative remedies.

Income Tax Provision

The effective income tax rate was 39% in 2004 and 2003.

Net Income Per Share—Diluted

Net income per share-diluted for the first quarter was $0.47 in 2004 compared to $0.38 in 2003.

Liquidity and Capital Resources

Free cash flow is measured as net cash provided by operating activities before changes in securities processing receivables and payables less capital expenditures including capitalization of software costs for external customers, as reported in the Company’s condensed consolidated statements of cash flows. As the changes in securities processing receivables and payables are generally offset by changes in short-term borrowings and investments, which are included in financing and investing activities, management believes it is more meaningful to analyze changes in operating cash flows before the changes in securities processing receivables and payables. Free cash flow is a non-GAAP financial measure that the Company believes is useful to investors because it provides another measure of available cash flow after the Company has satisfied the capital requirements of its operations. The following table summarizes free cash flow for the Company:

	Three months ended March 31,
(In millions)	2004	2003
Net cash provided by operating activities	$129.2	$142.1
Changes in securities processing receivables and payables-net	28.8	(26.1)

Net cash provided by operating activities before changes in
securities processing receivables and payables-net	158.0	116.0
Capital expenditures, including capitalization of software
costs for external customers	(31.7)	(35.5)

Free cash flow	$126.3	$80.5

Free cash flow increased by $45.8 million, or 57%, in 2004 compared to 2003 primarily due to an increase in net income and depreciation and amortization. In 2004, the Company primarily used its free cash flow of $126.3 million to repay long-term debt of $107.0 million. The Company’s free cash flow in the first quarter of 2004 and 2003 was negatively impacted by Company contributions to its 401(k) plans of approximately $41.4 million and $37.3 million, respectively. In addition, gross software development costs for external customers capitalized in the first three months of 2004 were $11.7 million, offset by associated amortization of $14.7 million.

Effective March 31, 2004, the Company entered into a new credit facility to replace its existing credit facility that was due in May of 2004. The new credit facility totaling $700.0 million is comprised of a $465.3 million five-year revolving credit facility due in 2009 and a $234.7 million 364-day revolving credit facility which is renewable annually through 2009. Long-term debt includes $251.9 million borrowed under the credit facility at March 31, 2004. The Company must, among other requirements, maintain a minimum net worth of $1.8 billion as of March 31, 2004 and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. At March 31, 2004, the Company had $596.1 million of long-term debt, while shareholders’ equity was $2.3 billion. The Company was in compliance with all covenants at March 31, 2004.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain matters discussed herein are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” or “expects,” or words of similar import. Similarly, statements that describe future plans, objectives or goals of the Company are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect results include, among others, economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, markets, services and related products, prices and other factors discussed in the Company’s prior filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The Company assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of March 31, 2004. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In 1999, the Company’s Board of Directors authorized the repurchase of up to 4,875,000 shares of the Company’s common stock. The Company did not repurchase any shares under the authorization during the quarter ended March 31, 2004. As of March 31, 2004, the Company had authority to repurchase 1,676,000 shares under that program. The repurchase authorization does not expire.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of Shareholders held on April 6, 2004, the Company’s shareholders approved the following matters:

	For	Withheld
1. ELECTION OF THREE DIRECTORS TO SERVE FOR A THREE-YEAR TERM EXPIRING IN 2007:
Kenneth R. Jensen	171,452,472	7,790,523
Kim M. Robak	174,332,204	4,910,791
Thomas C. Wertheimer	174,088,648	5,154,347

The other directors of the Company whose terms in office continued after the 2004 Annual Meeting of Shareholders are as follows: terms expiring at the 2005 Annual Meeting—Donald F. Dillon, Gerald J. Levy and Glenn M. Renwick; and terms expiring at the 2006 Annual Meeting—Bruce K. Anderson, Daniel P. Kearney, Leslie M. Muma and L. William Seidman.

	For	Against	Abstain
2. RATIFY THE SELECTION OF DELOITTE & TOUCHE LLP AS INDEPENDENT AUDITORS OF THE COMPANY FOR 2004.	174,400,334	4,249,655	593,006

	For	Against	Abstain	Non-Vote
3. APPROVE THE COMPANY’S STOCK OPTION AND RESTRICTED STOCK PLAN, AS AMENDED AND RESTATED TO PERMIT GRANTS OF RESTRICTED STOCK.	149,149,365	12,423,018	898,117	16,772,495

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K under Item 5 dated February 18, 2004, announcing that Bruce K. Anderson was named to the Fiserv Board of Directors.

The Company filed a report on Form 8-K under Items 7 and 12, dated January 27, 2004, reporting the announcement of the Company’s earnings for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fiserv, Inc.

(Registrant)

Date:	April 21, 2004	By:	/s/ Kenneth R. Jensen

KENNETH R. JENSEN
Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (filed as Exhibit A to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders and incorporated herein by reference (File No. 0-14948))

31.1	Certification of the Chief Executive Officer, dated April 21, 2004

31.2	Certification of the Chief Financial Officer, dated April 21, 2004

32.1	Written Statement of the Chief Executive Officer, dated April 21, 2004

32.2	Written Statement of the Chief Financial Officer, dated April 21, 2004