Form 10-Q
period 2004-06-30
FISERV INC
filed 2004-07-22
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 0-14948

FISERV, INC.

(Exact name of Registrant as specified in its charter)

WISCONSIN	39-1506125
(State or other jurisdiction of incorporation or organization)	I. R. S. Employer Identification No.)

255 FISERV DRIVE, BROOKFIELD, WI	53045
(Address of principal executive office)	(Zip Code)

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

As of July 15, 2004, there were 195,281,162 shares of common stock, $.01 par value, of the Registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Processing and services	$855,917	$643,888	$1,695,903	$1,248,150
Customer reimbursements	90,103	79,503	187,597	162,234

Total revenues	946,020	723,391	1,883,500	1,410,384

Cost of revenues:
Salaries, commissions and payroll related costs	336,207	306,301	677,007	601,130
Customer reimbursement expenses	90,103	79,503	187,597	162,234
Data processing costs and equipment rentals	56,858	51,614	112,126	103,995
Other operating expenses	254,620	113,930	494,720	208,986
Depreciation and amortization	47,952	39,983	94,910	77,382

Total cost of revenues	785,740	591,331	1,566,360	1,153,727

Operating income	160,280	132,060	317,140	256,657
Interest expense - net	(4,486)	(3,474)	(9,218)	(6,451)

Income before income taxes	155,794	128,586	307,922	250,206
Income tax provision	60,760	50,148	120,090	97,580

Net income	$95,034	$78,438	$187,832	$152,626

Net income per share:
Basic	$0.49	$0.41	$0.96	$0.79

Diluted	$0.48	$0.40	$0.95	$0.78

Shares used in computing net income per share:
Basic	195,051	193,295	194,803	192,716

Diluted	197,379	195,811	197,221	195,279

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$232,732	$202,768
Accounts receivable - net	413,826	417,521
Securities processing receivables	2,380,746	1,940,414
Prepaid expenses and other assets	128,301	120,168
Investments	2,188,878	1,904,161
Property and equipment - net	201,295	206,076
Intangible assets - net	537,070	557,822
Goodwill	1,924,286	1,865,245

Total	$8,007,134	$7,214,175

Liabilities and Shareholders’ Equity
Accounts payable	$205,948	$179,184
Securities processing payables	2,222,558	1,786,763
Short-term borrowings	158,400	139,000
Accrued expenses	275,755	303,765
Accrued income taxes	37,587	23,313
Deferred revenues	208,530	208,996
Customer funds held and retirement account deposits	1,865,156	1,582,698
Deferred income taxes	130,269	91,532
Long-term debt	485,982	699,116

Total liabilities	5,590,185	5,014,367

Shareholders’ equity:
Common stock issued, 195,272,000 and 194,260,000 shares, respectively	1,953	1,943
Additional paid-in capital	664,121	637,623
Accumulated other comprehensive income	20,146	17,345
Accumulated earnings	1,730,729	1,542,897

Total shareholders’ equity	2,416,949	2,199,808

Total	$8,007,134	$7,214,175

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$187,832	$152,626
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	36,959	25,958
Depreciation and amortization	94,910	77,382
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable	843	27,322
Prepaid expenses and other assets	(8,905)	4,061
Accounts payable and accrued expenses	(12,347)	(51,219)
Deferred revenues	466	(1,819)
Accrued income taxes	21,765	26,007
Securities processing receivables and payables - net	(4,537)	(78,989)

Net cash provided by operating activities	316,986	181,329

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(69,914)	(80,888)
Payment for acquisitions of businesses, net of cash acquired	(40,918)	(190,331)
Investments	(287,985)	121,077

Net cash used in investing activities	(398,817)	(150,142)

Cash flows from financing activities:
Proceeds from short-term borrowings - net	19,400	106,000
Repayment of long-term debt - net	(210,571)	(234,499)
Proceeds from issuance of long-term debt	—	248,268
Issuance of common stock	20,508	10,583
Customer funds held and retirement account deposits	282,458	(97,629)

Net cash provided by financing activities	111,795	32,723

Change in cash and cash equivalents	29,964	63,910
Beginning balance	202,768	227,239

Ending balance	$232,732	$291,149

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three and six month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). See the Company’s results by business segment in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2. Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not record any compensation expense in the condensed consolidated financial statements for its stock-based compensation plans. The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The fair value of each option issued prior to January 1, 2004 was estimated on the date of grant using a Black-Scholes option-pricing model. For options issued on or after January 1, 2004, the fair value of each option was estimated on the date of grant using a binomial option-pricing model. Stock options are typically granted in the first quarter of the year, generally vest 20% on the date of grant and 20% each year thereafter and expire 10 years from the date of the award. As a result, the expense that would be recognized under SFAS No. 123 during the first quarter is higher than the expense for the remaining quarters.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$95,034	$78,438	$187,832	$152,626
Less: stock compensation expense — net of tax	(4,200)	(3,600)	(9,700)	(9,800)

Pro forma	$90,834	$74,838	$178,132	$142,826

Reported net income per share:
Basic	$0.49	$0.41	$0.96	$0.79
Diluted	0.48	0.40	0.95	0.78

Pro forma net income per share:
Basic	$0.47	$0.39	$0.91	$0.74
Diluted	0.46	0.38	0.90	0.73

3. Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003
Weighted-average common shares outstanding used for calculation of basic net income per share	195,051	193,295	194,803	192,716
Employee stock options	2,328	2,516	2,418	2,563

Total shares used for calculation of diluted net income per share	197,379	195,811	197,221	195,279

Weighted-average shares under stock options excluded from the calculation of common equivalent shares as the impact was anti-dilutive	4,300	3,400	2,200	3,500

4. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges and is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003
Net income	$95,034	$78,438	$187,832	$152,626
Components of comprehensive income - net	(181)	2,916	2,801	(6,650)

Comprehensive income	$94,853	$81,354	$190,633	$145,976

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company is an independent provider of information management systems and services to the financial industry including transaction processing, business process outsourcing and software and systems solutions. The Company’s operations have been classified into four business segments: Financial outsourcing, systems and services (“Financial”); Health plan management services (“Health”); Investment support and securities processing services (“Investment Services”); and All other and corporate (“Other”).

The following tables and discussion exclude the revenues and expenses associated with customer reimbursements because management believes that it is not appropriate to include customer reimbursements in analyzing the current performance of the Company as these balances offset in revenues and expenses with no impact on operating income and these amounts are not an indicator of current or future business trends. Customer reimbursements, which primarily consist of pass-through expenses such as postage and data communication costs, were $90.1 million and $79.5 million for the three month periods ended June 30, 2004 and 2003 and $187.6 million and $162.2 million for the six month periods ended June 30, 2004 and 2003, respectively.

	Three months ended June 30,			Six months ended June 30,
	(In millions)		Percentage Increase (Decrease)	(In millions)		Percentage Increase (Decrease)
	2004	2003		2004	2003
Processing and services revenues by segment:
Financial	$551.1	$472.3	17%	$1,096.1	$929.3	18%
Health	218.3	93.2	134%	424.9	162.3	162%
Investment Services	57.5	55.1	4%	116.5	110.2	6%
Other	29.0	23.3	25%	58.5	46.3	26%

Total	$855.9	$643.9	33%	$1,695.9	$1,248.2	36%

Cost of revenues:
Salaries and payroll related costs	$336.2	$306.3	10%	$677.0	$601.1	13%
Data processing costs	56.9	51.6	10%	112.1	104.0	8%
Other operating expenses	254.6	113.9	123%	494.7	209.0	137%
Depreciation and amortization	48.0	40.0	20%	94.9	77.4	23%

Total	$695.6	$511.8	36%	$1,378.8	$991.5	39%

Operating income by segment:
Financial	$137.3	$117.4	17%	$274.3	$224.9	22%
Health	18.7	10.9	71%	38.1	23.0	65%
Investment Services	3.6	6.5	(45)%	3.5	13.8	(75)%
Other (1)	0.7	(2.8)		1.3	(5.0)

Total	$160.3	$132.1	21%	$317.1	$256.7	24%

(1)	Percents are not meaningful, amounts include corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cost of revenues as a percentage of total processing and services revenues:
Salaries and payroll related costs	39%	48%	40%	48%
Data processing costs	7%	8%	7%	8%
Other operating expenses	30%	18%	29%	17%
Depreciation and amortization	6%	6%	6%	6%

Total	81%	79%	81%	79%

Operating margin by segment:
Financial (1)	25%	25%	25%	24%
Health (1)	9%	12%	9%	14%
Investment services (1)	6%	12%	3%	12%

Total	19%	21%	19%	21%

(1)	Percent of segment processing and services revenues is calculated as a percentage of Financial revenues, Health revenues and Investment Services revenues.

Internal Revenue Growth

Internal revenue growth percentages are measured as the increase or decrease in total processing and services revenues for the current period less “acquired revenue from acquisitions” divided by total processing and services revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition normalized revenue of acquired companies for the comparable prior year period. Internal revenue growth percentage is a non-GAAP financial measure that the Company believes is useful to investors because it provides an alternative to measure revenue growth excluding the impact of acquired revenues. The following tables set forth the calculation of internal revenue growth for the three and six month periods ended June 30, 2004:

	Three months ended June 30,
	(In millions)			2004 Internal Growth %	2003 Internal Growth %
	2004	2003	Increase (Decrease)
Total Company
Processing and services revenues	$855.9	$643.9	$212.0
Acquired revenue from acquisitions		129.9	(129.9)

Adjusted revenues	$855.9	$773.7	$82.2	11%	5%

By Segment:
Financial
Processing and services revenues	$551.1	$472.3	$78.8
Acquired revenue from acquisitions		77.8	(77.8)

Adjusted revenues	$551.1	$550.1	$1.0	0%	2%

Health
Processing and services revenues	$218.3	$93.2	$125.1
Acquired revenue from acquisitions		52.0	(52.0)

Adjusted revenues	$218.3	$145.2	$73.1	50%	27%

Investment Services
Processing and services revenues	$57.5	$55.1	$2.4	4%	(8)%

Other
Processing and services revenues	$29.0	$23.3	$5.7	25%	9%

	Six months ended June 30,
	(In millions)			2004 Internal Growth %	2003 Internal Growth %
	2004	2003	Increase (Decrease)
Total Company
Processing and services revenues	$1,695.9	$1,248.2	$447.8
Acquired revenue from acquisitions		288.4	(288.4)

Adjusted revenues	$1,695.9	$1,536.6	$159.4	10%	3%

By Segment:
Financial
Processing and services revenues	$1,096.1	$929.3	$166.8
Acquired revenue from acquisitions		158.9	(158.9)

Adjusted revenues	$1,096.1	$1,088.2	$7.9	1%	2%

Health
Processing and services revenues	$424.9	$162.3	$262.6
Acquired revenue from acquisitions		129.5	(129.5)

Adjusted revenues	$424.9	$291.8	$133.0	46%	23%

Investment Services
Processing and services revenues	$116.5	$110.2	$6.3	6%	(9)%

Other
Processing and services revenues	$58.5	$46.3	$12.1	26%	3%

Processing and Services Revenues

Total processing and services revenues increased $212.0 million, or 33%, in the second quarter of 2004 compared to 2003 and $447.8 million, or 36%, in the first six months of 2004 compared to 2003. Internal revenue growth for the second quarter of 2004 was 11% and for the first six months of 2004 was 10% with the remaining growth resulting from acquisitions. Overall internal revenue growth was primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients. The 2004 internal revenue growth rate was primarily driven by accelerating internal revenue growth in the Health segment’s pharmacy services businesses.

The Financial segment had positive revenue growth of $78.8 million, or 17%, in the second quarter of 2004 compared to 2003 and $166.8 million, or 18%, in the first six months of 2004 compared to 2003 primarily resulting from acquisitions. This segment’s 2004 second quarter internal revenue growth rate was negatively impacted by approximately 2% due to the combination of the loss of an item processing customer announced in 2003 and a decline in mortgage loan origination volumes in 2004 compared to 2003 in the Company’s Lending division.

The Health segment had positive revenue growth of $125.1 million, or 134%, in the second quarter of 2004 compared to 2003 and $262.6 million, or 162%, in the first six months of 2004 compared to 2003. $192.2 million of the total revenue growth for the first six months of 2004 for this segment was due to the inclusion in revenues and cost of revenues of the prescription ingredient cost related to the pharmacy services businesses. The Company entered the pharmacy services business in the second quarter of 2003 and the average operating margins of these businesses are in the mid single digits. The internal revenue growth rate in this segment for the second quarter of 2004 was 50% and for the first six months of 2004 was 46% and the remaining growth resulted from acquisitions.

Revenues in the Investment Services segment increased by $2.4 million, or 4%, in the second quarter of 2004 compared to 2003 and $6.3 million, or 6%, in the first six months of 2004 compared to 2003.

Revenues in the Other segment increased by $5.7 million, or 25%, in the second quarter of 2004 compared to 2003 and $12.1 million, or 26%, in the first six months of 2004 compared to 2003 due to strong internal revenue growth in the Company’s plastic card service operation through a combination of new sales and cross sales to existing customers.

Cost of Revenues

Total cost of revenues increased $183.8 million, or 36%, in the second quarter of 2004 compared to 2003 and $387.3 million, or 39%, in the first six months of 2004 compared to 2003. As a percent of processing and services revenues, cost of revenues were 81% for the first six months of 2004 compared to 79% in 2003. The components of cost of revenues each year has been affected by business acquisitions and changes in the mix of the Company’s business, including the significant impact of the pharmacy services businesses.

As a percentage of revenues, salaries and payroll related costs and data processing costs decreased, and other operating expenses increased in 2004 compared to the prior year due primarily to growth in the Health segment’s pharmacy services businesses. The pharmacy services businesses have a very high proportion of costs related to the ingredient cost of the prescription approximating $204.4 million and $12.2 million for the six months ended June 30, 2004 and 2003, respectively, which is included in revenues and other operating expenses.

Operating income

Operating income increased $28.2 million, or 21%, in the second quarter of 2004 compared to 2003 and $60.5 million, or 24%, in the first six months of 2004 compared to 2003. The operating income increases were primarily derived from the Financial and Health segments.

The increase in operating income in the Financial segment was $19.9 million, or 17%, in the second quarter of 2004 compared to 2003 and $49.4 million, or 22%, in the first six months of 2004 compared to 2003. In 2004, the Financial segment’s year to date operating results continued to benefit from strong revenue growth of 18% and an operating margin of 25%.

The increase in the Health segment’s operating income was $7.8 million, or 71%, in the second quarter of 2004 compared to 2003 and $15.1 million, or 65%, in the first six months of 2004 compared to 2003 due to strong revenue growth, partially offset by a decrease in operating margins. Operating margins decreased from 14% in the first six months of 2003 to 9% in 2004 due primarily to lower operating margins associated with the pharmacy services businesses discussed previously.

The Investment Services segment’s operating income decreased by $2.9 million in the second quarter of 2004 compared to 2003 and decreased $10.3 million in the first six months of 2004 compared to 2003. The 2004 year to date decrease compared to 2003 was primarily due to a $6.0 million charge in the first quarter of 2004 and additional expenses in the second quarter, primarily outside legal fees, associated with the Company’s broker-dealer subsidiary, Fiserv Securities, Inc. (“FSI”). FSI has been responding to inquiries from the Securities and Exchange Commission (“SEC”) as part of its industry-wide review of mutual fund trading practices, including market timing and late trading. FSI estimates cumulative revenues associated with such practices at approximately $4.6 million. Although the Company is unable to predict the ultimate outcome of these matters, if the SEC were to assert a violation of securities laws with respect to these matters, then FSI may be subject to fines and penalties and other administrative remedies which could have a material adverse impact on the Company’s quarterly operating results.

Income Tax Provision

The effective income tax rate was 39% in 2004 and 2003.

Net Income Per Share - Diluted

Net income per share-diluted for the second quarter was $0.48 in 2004 compared to $0.40 in 2003. Net income per share-diluted for the first six months of 2004 was $0.95 compared to $0.78 in the comparable 2003 period.

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

	Six months ended June 30,
(In millions)	2004	2003
Net cash provided by operating activities	$317.0	$181.3
Changes in securities processing receivables and payables-net	4.5	79.0

Net cash provided by operating activities before changes in securities processing receivables and payables-net	321.5	260.3
Capital expenditures, including capitalization of software costs for external customers	(69.9)	(80.9)

Free cash flow	$251.6	$179.4

Free cash flow increased by $72.2 million, or 40%, in the first six months of 2004 compared to 2003 primarily due to an increase in net income of $35.2 million, an increase of $17.5 million in depreciation and amortization, and a decrease in capital expenditures of $11.0 million. The Company’s working capital changes, excluding securities processing receivables and payables, had a positive impact on free cash flow of $1.8 million in 2004 compared to $4.4 million in 2003. In 2004, the Company primarily used its free cash flow of $251.6 million to repay long-term debt of $210.6 million. In addition, gross software development costs for external customers capitalized in the first six months of 2004 were $24.1 million, offset by associated amortization of $30.3 million.

Effective March 31, 2004, the Company entered into a new credit facility to replace its existing credit facility that was due in May of 2004. The new credit facility totaling $700.0 million is comprised of a $465.3 million five-year revolving credit facility due in 2009 and a $234.7 million 364-day revolving credit facility which is renewable annually through 2009. Long-term debt includes $189.8 million borrowed under the credit facility at June 30, 2004. The Company must, among other requirements, maintain a minimum net worth of $1.8 billion as of June 30, 2004 and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. At June 30, 2004, the Company had $486.0 million of long-term debt, while shareholders’ equity was $2.4 billion. The Company was in compliance with all covenants as of June 30, 2004.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of June 30, 2004. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of inquiries from the Securities and Exchange Commission regarding Fiserv Securities, Inc.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In 1999, the Company’s Board of Directors authorized the repurchase of up to 4,875,000 shares of the Company’s common stock. The Company did not repurchase any shares under the authorization during the quarter ended June 30, 2004. As of June 30, 2004, the Company had authority to repurchase 1,676,000 shares under that program. The repurchase authorization does not expire.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K under Items 7 and 12, dated April 21, 2004, reporting the announcement of the Company’s earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fiserv, Inc.
(Registrant)

Date: July 21, 2004	By:	/s/ Kenneth R. Jensen
KENNETH R. JENSEN
Senior Executive Vice President, Chief
Financial Officer, Treasurer and Assistant
Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer, dated July 21, 2004

31.2	Certification of the Chief Financial Officer, dated July 21, 2004

32.1	Written Statement of the Chief Executive Officer, dated July 21, 2004

32.2	Written Statement of the Chief Financial Officer, dated July 21, 2004