Form 10-Q
period 2004-09-30
FISERV INC
filed 2004-10-22
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

or

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

As of October 18, 2004, there were 195,589,962 shares of common stock, $.01 par value, of the Registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Processing and services	$866,320	$701,956	$2,562,223	$1,950,106
Customer reimbursements	91,774	84,005	279,371	246,239

Total revenues	958,094	785,961	2,841,594	2,196,345

Cost of revenues:
Salaries, commissions and payroll related costs	339,844	325,222	1,016,851	926,352
Customer reimbursement expenses	91,774	84,005	279,371	246,239
Data processing costs and equipment rentals	52,822	55,537	164,948	159,532
Prescription costs	114,920	21,001	319,305	32,335
Other operating expenses	152,606	120,232	442,941	317,884
Depreciation and amortization	45,411	43,669	140,321	121,051

Total cost of revenues	797,377	649,666	2,363,737	1,803,393

Operating income	160,717	136,295	477,857	392,952
Interest expense - net	(4,395)	(4,472)	(13,613)	(10,923)

Income before income taxes	156,322	131,823	464,244	382,029
Income tax provision	63,965	51,411	184,055	148,991

Net income	$92,357	$80,412	$280,189	$233,038

Net income per share:
Basic	$0.47	$0.42	$1.44	$1.21
Diluted	$0.47	$0.41	$1.42	$1.19

Shares used in computing net income per share:
Basic	195,334	193,626	194,980	193,019
Diluted	197,472	196,528	197,305	195,695

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$450,062	$202,768
Accounts receivable - net	432,525	417,521
Securities processing receivables	2,481,753	1,940,414
Prepaid expenses and other assets	116,176	120,168
Investments	2,079,955	1,904,161
Property and equipment - net	206,450	206,076
Intangible assets - net	529,608	557,822
Goodwill	1,952,974	1,865,245

Total	$8,249,503	$7,214,175

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$552,555	$482,949
Securities processing payables	2,252,858	1,786,763
Short-term borrowings	228,800	139,000
Accrued income taxes	42,681	23,313
Deferred revenues	199,643	208,996
Customer funds held and retirement account deposits	1,830,166	1,582,698
Deferred income taxes	135,579	91,532
Long-term debt	490,545	699,116

Total liabilities	5,732,827	5,014,367

Shareholders’ equity:
Common stock issued and outstanding, 195,571,000 and 194,260,000 shares, respectively	1,956	1,943
Additional paid-in capital	671,145	637,623
Accumulated other comprehensive income	20,489	17,345
Accumulated earnings	1,823,086	1,542,897

Total shareholders’ equity	2,516,676	2,199,808

Total	$8,249,503	$7,214,175

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$280,189	$233,038
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	45,291	36,025
Depreciation and amortization	140,321	121,051
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable	(13,943)	18,211
Prepaid expenses and other assets	3,181	7,547
Accounts payable and accrued expenses	30,682	12,372
Deferred revenues	(8,359)	(15,782)
Accrued income taxes	28,146	26,667
Securities processing receivables and payables - net	(75,244)	(35,574)

Net cash provided by operating activities	430,264	403,555

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(109,631)	(118,787)
Payment for acquisitions of businesses, net of cash acquired	(51,096)	(582,696)
Investments	(176,282)	61,478

Net cash used in investing activities	(337,009)	(640,005)

Cash flows from financing activities:
Proceeds from short-term borrowings - net	89,800	34,700
Repayment of long-term debt	(209,759)	(74,218)
Proceeds from issuance of long-term debt	—	248,268
Issuance of common stock	26,530	16,284
Customer funds held and retirement account deposits	247,468	(14,121)

Net cash provided by financing activities	154,039	210,913

Change in cash and cash equivalents	247,294	(25,537)
Beginning balance	202,768	227,239

Ending balance	$450,062	$201,702

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). See the Company’s results by business segment in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain amounts reported in prior periods have been reclassified to conform to the 2004 presentation.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$92,357	$80,412	$280,189	$233,038
Less: stock compensation expense — net of tax	(4,000)	(3,600)	(13,700)	(13,400)

Pro forma	$88,357	$76,812	$266,489	$219,638

Reported net income per share:
Basic	$0.47	$0.42	$1.44	$1.21
Diluted	0.47	0.41	1.42	1.19

Pro forma net income per share:
Basic	$0.45	$0.40	$1.37	$1.14
Diluted	0.45	0.39	1.35	1.12

3. Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Weighted-average common shares outstanding used for calculation of basic net income per share	195,334	193,626	194,980	193,019
Employee stock options	2,138	2,902	2,325	2,676

Total shares used for calculation of diluted net income per share	197,472	196,528	197,305	195,695

Weighted-average shares under stock options excluded from the calculation of common equivalent shares as the impact was anti-dilutive	4,300	1,400	4,100	3,400

4. Fiserv Securities, Inc. Regulatory Matters

During 2004, the Company’s broker-dealer subsidiary, Fiserv Securities, Inc. (“FSI”), has been responding to inquiries from the Securities and Exchange Commission (the “SEC”) as part of its industry-wide review of mutual fund trading practices. FSI has engaged in settlement discussions with the SEC as a result of an SEC investigation of FSI with respect to these matters. As a result of these discussions, FSI recorded an additional $10 million charge in the third quarter of 2004, or $0.05 per share, to bring its total reserve recorded with respect to these matters to $16 million. A portion of any settlement amount with the SEC may be non-deductible for tax purposes. While no settlement with the SEC has been reached and no assurance can be given that these matters will be settled consistent with the amounts reserved, FSI does not anticipate any further material liability arising out of the SEC investigation.

5. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges and is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Net income	$92,357	$80,412	$280,189	$233,038
Components of comprehensive income - net	343	(7,397)	3,144	(14,047)

Comprehensive Income	$92,700	$73,015	$283,333	$218,991

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

The following tables and discussion exclude the revenues and expenses associated with customer reimbursements because management believes that it is not appropriate to include customer reimbursements in analyzing the current performance of the Company as these balances offset in revenues and expenses with no impact on operating income and these amounts are not an indicator of current or future business trends. Customer reimbursements, which primarily consist of pass-through expenses such as postage and data communication costs, were $91.8 million and $84.0 million for the three month periods ended September 30, 2004 and 2003 and $279.4 million and $246.2 million for the nine month periods ended September 30, 2004 and 2003, respectively.

	Three months ended September 30,			Nine months ended September 30,
	(In millions)		Percentage Increase (Decrease)	(In millions)		Percentage Increase (Decrease)
	2004	2003		2004	2003
Processing and services revenues by segment:
Financial	$559.2	$510.1	10%	$1,655.3	$1,439.4	15%
Health	224.1	111.9	100%	648.9	274.2	137%
Investment Services	54.5	55.7	(2)%	171.0	165.9	3%
Other	28.6	24.2	18%	87.0	70.6	23%

Total	$866.3	$702.0	23%	$2,562.2	$1,950.1	31%

Cost of revenues:
Salaries and payroll related costs	$339.8	$325.2	4%	$1,016.9	$926.4	10%
Data processing costs	52.8	55.5	(5)%	164.9	159.5	3%
Prescription costs	114.9	21.0	447%	319.3	32.3	887%
Other operating expenses	152.6	120.2	27%	442.9	317.9	39%
Depreciation and amortization	45.4	43.7	4%	140.3	121.1	16%

Total	$705.6	$565.7	25%	$2,084.4	$1,557.2	34%

Operating income by segment:
Financial	$148.8	$119.4	25%	$423.1	$344.2	23%
Health	20.4	13.1	55%	58.4	36.1	62%
Investment Services	(7.5)	5.9	(227)%	(4.0)	19.7	(120)%
Other (1)	(0.9)	(2.1)		0.4	(7.1)

Total	$160.7	$136.3	18%	$477.9	$393.0	22%

(1)	Percents are not meaningful, amounts include corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cost of revenues as a percentage of total processing and services revenues:
Salaries and payroll related costs	39%	46%	40%	48%
Data processing costs	6%	8%	6%	8%
Prescription costs	13%	3%	12%	2%
Other operating expenses	18%	17%	17%	16%
Depreciation and amortization	5%	6%	5%	6%

Total	81%	81%	81%	80%

Operating margin by segment:
Financial (1)	27%	23%	26%	24%
Health (1)	9%	12%	9%	13%
Investment Services (1)	(14)%	11%	(2)%	12%

Total	19%	19%	19%	20%

(1)	Operating margin by segment is calculated as a percentage of each segment’s processing and services revenues.

Internal Revenue Growth

Internal revenue growth percentages are measured as the increase or decrease in total processing and services revenues for the current period less “acquired revenue from acquisitions” divided by total processing and services revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition normalized revenue of acquired companies for the comparable prior year period. Internal revenue growth percentage is a non-GAAP financial measure that the Company believes is useful to investors because it provides an alternative to measure revenue growth excluding the impact of acquired revenues. The following tables set forth the calculation of internal revenue growth for the three and nine month periods ended September 30, 2004:

	Three months ended September 30,
	(In millions)			2004 Internal Growth %	2003 Internal Growth %
	2004	2003	Increase (Decrease)
Total Company
Processing and services revenues	$866.3	$702.0	$164.4
Acquired revenue from acquisitions		106.2	(106.2)

Adjusted revenues	$866.3	$808.2	$58.2	7%	7%

By Segment:
Financial
Processing and services revenues	$559.2	$510.1	$49.1
Acquired revenue from acquisitions		43.5	(43.5)

Adjusted revenues	$559.2	$553.7	$5.5	1%	4%

Health
Processing and services revenues	$224.1	$111.9	$112.2
Acquired revenue from acquisitions		62.7	(62.7)

Adjusted revenues	$224.1	$174.5	$49.5	28%	37%

Investment Services
Processing and services revenues	$54.5	$55.7	$(1.2)	(2)%	(12)%

Other
Processing and services revenues	$28.6	$24.2	$4.3	18%	7%

	Nine months ended September 30,
	(In millions)			2004 Internal Growth %	2003 Internal Growth %
	2004	2003	Increase (Decrease)
Total Company
Processing and services revenues	$2,562.2	$1,950.1	$612.1
Acquired revenue from acquisitions		394.6	(394.6)

Adjusted revenues	$2,562.2	$2,344.7	$217.5	9%	4%

By Segment:
Financial
Processing and services revenues	$1,655.3	$1,439.4	$215.9
Acquired revenue from acquisitions		202.4	(202.4)

Adjusted revenues	$1,655.3	$1,641.8	$13.5	1%	3%

Health
Processing and services revenues	$648.9	$274.2	$374.7
Acquired revenue from acquisitions		192.2	(192.2)

Adjusted revenues	$648.9	$466.4	$182.5	39%	28%

Investment Services
Processing and services revenues	$171.0	$165.9	$5.1	3%	(10)%

Other
Processing and services revenues	$87.0	$70.6	$16.4	23%	2%

Processing and Services Revenues

Total processing and services revenues increased $164.4 million, or 23%, in the third quarter of 2004 compared to 2003 and $612.1 million, or 31%, in the first nine months of 2004 compared to 2003. Internal revenue growth for the third quarter of 2004 was 7% and for the first nine months of 2004 was 9% with the remaining growth resulting from acquisitions. Overall internal revenue growth was primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients. The 2004 internal revenue growth rate was primarily driven by strong internal revenue growth in the Health segment’s pharmacy services businesses.

The Financial segment had positive revenue growth of $49.1 million, or 10%, in the third quarter of 2004 compared to 2003 and $215.9 million, or 15%, in the first nine months of 2004 compared to 2003 primarily resulting from acquisitions. This segment’s 2004 third quarter internal revenue growth rate of 1% was negatively impacted by approximately 3% primarily due to the combination of the loss of an item processing customer announced in 2003, and a decline in mortgage loan origination volumes and overall weakness in the automobile leasing market in 2004 compared to 2003 impacting processing volumes in the Company’s Lending division. Also, this segment’s internal revenue growth rate for the third quarter was positively impacted by 2% due to revenue associated with customer contractual termination and assignment fees that increased by $10.7 million over the prior year comparable period.

The Health segment had positive revenue growth of $112.2 million, or 100%, in the third quarter of 2004 compared to 2003 and $374.7 million, or 137%, in the first nine months of 2004 compared to 2003. $287.0 million of the total revenue growth for the first nine months of 2004 compared to 2003 for this segment was due to the inclusion in revenues and cost of revenues of the prescription ingredient cost related to the pharmacy services businesses. The Company entered the pharmacy services business in the second quarter of 2003 and the average operating margins of these businesses are in the mid single digits. The internal revenue growth rate in this segment for the third quarter of 2004 was 28% and for the first nine months of 2004 was 39% and the remaining growth resulted from acquisitions.

Revenues in the Investment Services segment decreased by $1.2 million, or 2%, in the third quarter of 2004 compared to 2003 and increased $5.1 million, or 3%, in the first nine months of 2004 compared to 2003.

Revenues in the Other segment increased by $4.3 million, or 18%, in the third quarter of 2004 compared to 2003 and $16.4 million, or 23%, in the first nine months of 2004 compared to 2003 primarily due to strong internal revenue growth in the Company’s printing and plastic card service operation through a combination of new sales and cross sales to existing customers.

Cost of Revenues

Total cost of revenues increased $139.9 million, or 25%, in the third quarter of 2004 compared to 2003 and $527.2 million, or 34%, in the first nine months of 2004 compared to 2003. As a percent of processing and services revenues, cost of revenues were 81% for the first nine months of 2004 compared to 80% in 2003. The components of cost of revenues in 2004 compared to the prior year have primarily been affected by changes in the mix of the Company’s businesses due to acquisitions completed in 2003. These 2003 acquisitions resulted in a significant increase in 2004 prescription costs and an increase in other operating expenses rather than salaries or data processing expenses due to the nature of their businesses. Other operating expenses were also higher in 2004 due to the $16 million reserve recorded in the Investment Services segment as discussed in Note 4 to the financial statements.

Operating Income

Operating income increased $24.4 million, or 18%, in the third quarter of 2004 compared to 2003 and $84.9 million, or 22%, in the first nine months of 2004 compared to 2003. The operating income increases were primarily derived from the Financial and Health segments.

The increase in operating income in the Financial segment was $29.4 million, or 25%, in the third quarter of 2004 compared to 2003 and $78.8 million, or 23%, in the first nine months of 2004 compared to 2003. In 2004, the Financial segment’s year to date operating results continued to benefit from strong revenue growth of 15% and an operating margin of 26%. In the third quarter of 2004, the operating margin for this segment increased from 23% in 2003 to 27% in 2004 primarily due to continued operating efficiencies and the impact of the customer contractual termination and assignment fees discussed above.

The increase in the Health segment’s operating income was $7.2 million, or 55%, in the third quarter of 2004 compared to 2003 and $22.3 million, or 62%, in the first nine months of 2004 compared to 2003 due to strong revenue growth, partially offset by a decrease in operating margins. Operating margins decreased from 13% in the first nine months of 2003 to 9% in 2004 due primarily to lower operating margins associated with the pharmacy services businesses discussed previously.

The Investment Services segment’s operating income decreased by $13.4 million in the third quarter of 2004 compared to 2003 and decreased $23.7 million in the first nine months of 2004 compared to 2003. During 2004, the Company’s broker-dealer subsidiary, Fiserv Securities, Inc. (“FSI”), has been responding to inquiries from the Securities and Exchange Commission (the “SEC”) as part of its industry-wide review of mutual fund trading practices. FSI has engaged in settlement discussions with the SEC as a result of an SEC investigation of FSI with respect to these matters. As a result of these discussions, FSI recorded an additional $10 million charge in the third quarter of 2004, or $0.05 per share, to bring its total reserve recorded with respect to these matters to $16 million. A portion of any settlement amount with the SEC may be non-deductible for tax purposes. While no settlement with the SEC has been reached and no assurance can be given that these matters will be settled consistent with the amounts reserved, FSI does not anticipate any further material liability arising out of the SEC investigation.

Income Tax Provision

The effective year to date income tax rate was 39.6% in 2004 and 39.0% in 2003. The slightly higher effective income tax rate in 2004 was due to the non-deductibility of a portion of the $16 million reserve described in Note 4 to the financial statements.

Net Income Per Share - Diluted

Net income per share-diluted for the third quarter was $0.47 in 2004 compared to $0.41 in 2003. Net income per share-diluted of $0.47 for the third quarter of 2004 was positively impacted by an increase in customer contractual termination and assignment fees of $0.03 per share compared to the prior year period and negatively impacted by $0.05 per share for the charge described in Note 4 to the financial statements. Net income per share-diluted for the first nine months of 2004 was $1.42 compared to $1.19 in the comparable 2003 period.

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

	Nine months ended September 30,
(In millions)	2004	2003
Net cash provided by operating activities	$430.3	$403.6
Changes in securities processing receivables and payables-net	75.2	35.6

Net cash provided by operating activities before changes in securities processing receivables and payables-net	505.5	439.1
Capital expenditures, including capitalization of software costs for external customers	(109.6)	(118.8)

Free cash flow	$395.9	$320.3

Free cash flow increased by $75.5 million, or 24%, in the first nine months of 2004 compared to 2003 primarily due to an increase in net income of $47.2 million, an increase of $19.3 million in depreciation and amortization, and a decrease in capital expenditures of $9.2 million. The Company’s working capital changes, excluding securities processing receivables and payables, had a positive impact on free cash flow of $39.7 million in 2004 compared to $49.0 million in 2003. In 2004, the Company primarily used its free cash flow to repay long-term debt of $209.8 million. In addition, gross software development costs for external customers capitalized in the first nine months of 2004 were $35.6 million, offset by associated amortization of $43.6 million.

Effective March 31, 2004, the Company entered into a new credit facility to replace its existing credit facility that was due in May of 2004. The new credit facility totaling $700.0 million is comprised of a $465.3 million five-year revolving credit facility due in 2009 and a $234.7 million 364-day revolving credit facility which is renewable annually through 2009. Long-term debt includes $187.4 million borrowed under the credit facility at September 30, 2004. The Company must, among other requirements, maintain a minimum net worth of $1.8 billion as of September 30, 2004 and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. At September 30, 2004, the Company had $490.5 million of long-term debt, while shareholders’ equity was $2.5 billion. The Company was in compliance with all covenants as of September 30, 2004.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of September 30, 2004. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 to the Condensed Consolidated Financial Statements for a discussion of inquiries and settlement discussions with the Securities and Exchange Commission regarding Fiserv Securities, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1999, the Company’s Board of Directors authorized the repurchase of up to 4,875,000 shares of the Company’s common stock. The Company did not repurchase any shares under the authorization during the quarter ended September 30, 2004. As of September 30, 2004, the Company had authority to repurchase 1,676,000 shares under that program. The repurchase authorization does not expire.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fiserv, Inc.
(Registrant)

Date: October 21, 2004	By:	/s/ Kenneth R. Jensen
KENNETH R. JENSEN
Senior Executive Vice President, Chief
Financial Officer, Treasurer and Assistant
Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of Restricted Stock Agreement under the Fiserv, Inc. Stock Option and Restricted Stock Plan (the “Plan”)

10.2	Form of Employee Non-Qualified Stock Option Agreement for Employee Directors under the Plan

10.3	Form of Non-Qualified Stock Option Agreement for Outside Directors under the Plan

10.4	Form of Employee Non-Qualified Stock Option Agreement for Senior Management under the Plan

31.1	Certification of the Chief Executive Officer, dated October 21, 2004

31.2	Certification of the Chief Financial Officer, dated October 21, 2004

32.1	Written Statement of the Chief Executive Officer, dated October 21, 2004

32.2	Written Statement of the Chief Financial Officer, dated October 21, 2004