Form 10-K
period 2004-12-31
FISERV INC
filed 2005-02-25
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004: $7,253,558,705.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2005: 193,264,003

DOCUMENTS INCORPORATED BY REFERENCE:

2004 Annual Report to Shareholders - Parts I, II, IV

Proxy Statement for April 6, 2005 Annual Meeting of Shareholders - Part III

Fiserv, Inc. and Subsidiaries

Form 10-K

December 31, 2004

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates” or “expects,” or words of similar import. Similarly, statements that describe future plans, objectives or goals of Fiserv, Inc. (“Fiserv” or the “Company”) are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect results include, among others, economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, markets, services and related products, prices and other factors discussed in the Company’s prior filings with the Securities and Exchange Commission including the Company’s ability to complete the proposed sale of its securities clearing businesses. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Fiserv assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

Fiserv provides integrated data processing and information management systems to more than 16,000 financial services providers, including banks, credit unions, financial planners and investment advisers, insurance companies and agents, self-insured employers, leasing companies, lenders and savings institutions. The Company operates centers in the United States for full-service financial data processing, software system development, item processing and check imaging, technology support and related product businesses. The Company’s operations are principally domestic and in 2004 international operations constituted approximately 3% of total processing and services revenues through business support centers in Argentina, Australia, Canada, Colombia, Indonesia, the Philippines, Puerto Rico, Poland, Singapore and the United Kingdom.

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

To stay competitive in this changing marketplace, financial institutions are providing their customers with a broad variety of new products and services that are typically transaction-oriented and fee-based. The growing volume and types of transactions and accounts have increased the data processing requirements of these institutions. As a consequence, Fiserv believes that the financial services industry is one of the largest users of data processing products and services.

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

Fiserv provides financial institutions with software to run operations internally or to outsource services. Many financial institutions that previously developed their own software systems and maintained their own data processing operations have outsourced their data processing requirements by licensing their software from a third party or by contracting with third-party processors to reduce costs and enhance their products and services. Outsourcing can involve the licensing of software, which eliminates the costly technical expertise within a financial institution, or the utilization of service bureaus, facilities management or resource management capabilities. Fiserv provides all of these options to the financial industry.

In 2001, Fiserv expanded its scope of transaction processing from the financial industry to the processing of health claims primarily for employers that self-insure their health plans. These services include claim adjudication and payment, customer service, reporting and other related services.

In the health care market, as costs continue to rise, health plan sponsors continue to seek to reduce costs. Managed care companies and traditional third-party administrators, as well as many new niche specialty service providers, have turned their focus to broad cost-containment and related consulting needs or have sought to meet specific problems related to prescription management, health care administration or payment process requirements. These organizations seek to assist the health plan sponsors to reduce their absolute costs, to manage existing cost bases, to make themselves more efficient by the services they currently provide or to add services to existing offerings that seek over a longer term to reduce ultimate costs or improve efficiencies.

Fiserv has implemented a strategy of continuing to develop new products, improving the cost effectiveness of services provided to clients, aggressively soliciting new clients, and making both opportunistic and strategic acquisitions. In 2002, Fiserv acquired five businesses, with combined annual revenues of more than $210 million and approximately 1,100 employees. In 2003, Fiserv acquired 12 businesses, with combined annual revenues of more than $610 million and approximately 3,200 employees. In 2004, Fiserv acquired four businesses, with combined annual revenues of more than $40 million and approximately 260 employees. The following is a summary of acquisitions made by Fiserv since its organization. Indicated by an asterisk are previously acquired businesses that are included in discontinued operations as a result of entry by Fiserv Clearing, Inc. into a definitive sales agreement involving the proposed disposition of Fiserv’s securities clearing businesses. See “Discontinued Operations – Securities Clearing Services” herein.

Acquisition History

Formed	Acquired		Company	Service
1964	July	1984	First Data Processing, Milwaukee, WI	Data processing
1971	July	1984	Sunshine State Systems, Tampa, FL	Data processing
1966	Nov.	1984	San Antonio, Inc., San Antonio, TX	Data processing

Formed	Acquired		Company	Service
1982	Oct.	1985	Sendero Corporation, Scottsdale, AZ	Asset/liability management
1962	Oct.	1985	First Trust Corporation, Denver, CO	Retirement plans
1962	Oct.	1985	First Retirement Marketing, Denver, CO	Retirement plan marketing

1973	Jan.	1986	On-Line, Inc., Seattle, WA	Data processing, forms
1966	May	1986	First City Financial Systems, Inc., Beaumont, TX	Data processing

1962	Feb.	1987	Pamico, Inc., Milwaukee, WI	Specialized forms
1975	Apr.	1987	Midwest Commerce Data Corp., Elkhart, IN	Data processing
1969	Apr.	1987	Fidelity Financial Services, Inc., Spokane, WA	Data processing
1965	Oct.	1987	Capbanc Computer Corp., Baton Rouge, LA (sold 1991)	Data processing

1971	Feb.	1988	Minnesota On-Line Inc., Minneapolis, MN	Data processing
1965	May	1988	Citizens Financial Corporation, Cleveland, OH	Data processing
1980	May	1988	ZFC Electronic Data Services, Inc., Bowling Green, KY	Data processing
1969	June	1988	GESCO Corporation, Fresno, CA	Data processing
1967	Nov.	1988	Valley Federal Data Services, Los Angeles, CA	Data processing
1984	Dec.	1988	Northeast Savings Data Services, Hartford, CT	Data processing

1982	May	1989	Triad Software Network, Ltd., Chicago, IL (sold 1996)	Data processing
1969	Aug.	1989	Northeast Datacom, Inc., New Haven, CT	Data processing

1978	Feb.	1990	Financial Accounting Services Inc., Pittsburgh, PA	Data processing
1974	June	1990	Accurate Data On Line, Inc., Titusville, FL	Data processing
1982	June	1990	GTE EFT Services Money Network, Fresno, CA	EFT networks
1968	July	1990	First Interstate Management, Milwaukee, WI	Data processing
1982	Oct.	1990	GTE ATM Networks, Fresno, CA	EFT networks
1867	Nov.	1990	Boston Safe Deposit & Trust Co. IP services, MA	Item processing
1968	Dec.	1990	First Bank, N.A. IP services, Milwaukee, WI	Item processing

1979	Apr.	1991	Citicorp Information Resources, Inc., Stamford, CT	Data processing
1980	Apr.	1991	BMS Processing, Inc., Randolph, MA	Item processing
1979	May	1991	FHLB of Dallas IP services, Dallas, TX	Item processing
1980	Nov.	1991	FHLB of Chicago IP services, Chicago, IL	Item processing

1977	Feb.	1992	Data Holdings, Inc., Indianapolis, IN	Automated card services
1980	Feb.	1992	BMS On-Line Services, Inc. (assets), Randolph, MA	Data processing
1982	Mar.	1992	First American Information Services, St. Paul, MN	Data processing
1981	July	1992	Cadre, Inc., Avon, CT (sold 1996)	Disaster recovery
1992	July	1992	Performance Analysis, Inc., Cincinnati, OH	Asset/liability management
1986	Oct.	1992	Chase Manhattan Bank, REALM Software, NY	Asset/liability management
1984	Dec.	1992	Dakota Data Processing, Inc., Fargo, ND	Data processing
1983	Dec.	1992	Banking Group Services, Inc., Somerville, MA	Item processing

1968	Feb.	1993	Basis Information Technologies, Atlanta, GA	Data processing, EFT
1986	Mar.	1993	IPC Service Corporation (assets), Denver, CO	Item processing
1973	May	1993	EDS’ FHLB Seattle (assets), Seattle, WA	Item processing
1982	June	1993	Datatronix Financial Services, San Diego, CA	Item processing
1966	July	1993	Data Line Service, Covina, CA	Data processing
1978	Nov.	1993	Financial Processors, Inc., Miami, FL	Data processing
1974	Nov.	1993	Financial Data Systems, Jacksonville, FL	Item processing
1961	Nov.	1993	Financial Institutions Outsourcing, Pittsburgh, PA	Data processing
1972	Nov.	1993	Data-Link Systems, South Bend, IN	Mortgage banking services

Formed	Acquired		Company	Service
1985	Apr.	1994	National Embossing Company, Inc., Houston, TX	Automated card services
1962	May	1994	Boatmen’s Information Systems of Iowa, Des Moines, IA	Data processing
1981	Aug.	1994	FHLB of Atlanta IP services, Atlanta, GA	Item processing
1989	Nov.	1994	CBIS Imaging Technology Banking Unit, Maitland, FL	Imaging technology
1987	Dec.	1994	RECOM Associates, Inc., Tampa, FL (sold 1998)	Network integration

1970	Jan.	1995	Integrated Business Systems, Glendale, CA	Specialized forms
1977	Feb.	1995	BankLink, Inc., New York, NY	Cash management
1976	May	1995	Information Technology, Inc., Lincoln, NE	Software and services
1957	Aug.	1995	Lincoln Holdings, Inc., Denver, CO	DP for retirement planning
1993	Sept.	1995	SRS, Inc., Austin, TX	Data processing
1992	Sept.	1995	ALLTEL’s Document Management Services, CA, NJ	Item processing
1978	Nov.	1995	Financial Information Trust, Des Moines, IA	Data processing

1983	Jan.	1996	UniFi, Inc., Fort Lauderdale, FL	Software and services
1982	Nov.	1996	Bankers Pension Services, Inc., Tustin, CA	DP for retirement planning

1992	Apr.	1997	AdminaStar Communications, Indianapolis, IN	Laser print/mailing services
1982	May	1997	Interactive Planning Systems, Atlanta, GA	PC-based financial systems
1983	May	1997	BHC Financial, Inc., Philadelphia, PA*	Securities services
1968	Sept.	1997	FIS, Inc., Orlando, FL, and Baton Rouge, LA	Data processing
n/a	Sept.	1997	Stephens Inc. clearing business, Little Rock, AR*	Securities services
1986	Oct.	1997	Emerald Publications, San Diego, CA	Financial seminars and training
1968	Oct.	1997	Central Service Corp., Greensboro, NC	Data and item processing
1993	Oct.	1997	Savoy Discount Brokerage, Seattle, WA*	Securities services
1990	Dec.	1997	Hanifen, Imhoff Holdings, Inc., Denver, CO*	Securities services

1980	Jan.	1998	Automated Financial Technology, Inc., Malvern, PA	Data processing
1981	Feb.	1998	The LeMans Group, King of Prussia, PA	Automobile leasing software
n/a	Feb.	1998	PSI Group, Seattle, WA	Laser printing
1956	Apr.	1998	Network Data Processing Corporation, Cedar Rapids, IA	Insurance data processing
1977	Apr.	1998	CUSA Technologies, Inc., Salt Lake City, UT	Software and services
1982	May	1998	Specialty Insurance Service, Orange, CA	Insurance data processing
1985	Aug.	1998	Deluxe Card Services, St. Paul, MN	Automated card services
1981	Oct.	1998	FHLB of Topeka IP services, Topeka, KS	Item processing
n/a	Oct.	1998	FiCATS, Norristown, PA	Item processing
1984	Oct.	1998	Life Instructors, Inc., New Providence, NJ	Insurance/securities training
1994	Nov.	1998	ASI Financial, Inc., New Jersey and New York	PC-based financial systems
1986	Dec.	1998	The FREEDOM Group, Inc., Cedar Rapids, IA	Insurance data processing

1994	Jan.	1999	QuestPoint, Philadelphia, PA	Item processing
1981	Feb.	1999	Eldridge & Associates, Lafayette, CA	PC-based financial systems
1984	Feb.	1999	RF/Spectrum Decision Science Corporation, Oakland, CA	Software and services
1978	Mar.	1999	FIPSCO, Inc., Des Plaines, IL	Insurance marketing systems
1987	Apr.	1999	Progressive Data Solutions, Inc./Infinity Software	Insurance software systems
			Systems, Inc., Orlando, FL
1973	June	1999	JWGenesis Clearing Corporation, Boca Raton, FL*	Securities services
1987	June	1999	Alliance ADS, Redwood Shores, CA	Imaging technology
1962	Aug.	1999	Envision Financial Technologies, Inc., Chicago, IL	Data processing
1995	Oct.	1999	Pinehurst Analytics, Inc., Chapel Hill, NC (sold 2003)	PC-based financial systems
1982	Dec.	1999	Humanic Design Corporation, Mahwah, NJ (sold 2001)	Software and services

*	Companies included in Discontinued Operations (see p. 8)

Formed	Acquired		Company	Service
1983	Jan.	2000	Patterson Press, Inc., Nashville, TN	Card services
1982	May	2000	Resources Trust Company, Denver, CO	DP for retirement planning
1986	Sept.	2000	National Flood Services, Inc., Kalispell, MT	Insurance data processing

1982	Jan.	2001	Benefit Planners, Boerne, TX	Health plan management
n/a	Feb.	2001	Marshall & Ilsley IP services, IA, MN, MO	Item processing
1972	Mar.	2001	Facilities and Services Corp., Agoura Hills, Novato, CA	Insurance software systems
1991	Mar.	2001	Remarketing Services of America, Inc., Amherst, NY	Automobile leasing services
1982	July	2001	EPSIIA Corporation, Austin, TX	Data processing
1996	July	2001	Catapult Technology Limited, London, England	Software and services
1985	Sept.	2001	FHLB of Pittsburgh IP services, Pittsburgh, PA	Item processing
1959	Nov.	2001	NCR bank processing operations, Dayton, OH	Data and item processing
1972	Nov.	2001	NCSI, Rockville, MD	Insurance data processing
1940	Nov.	2001	Integrated Loan Services, Rocky Hill, CT	Lending services
1954	Nov.	2001	Trewit Inc., Minneapolis, MN	Health plan management
n/a	Nov.	2001	FACT 400 credit card solution, Bogotá, Colombia	Software and services

1991	May	2002	Case Shiller Weiss, Inc., Cambridge, MA	Lending services
1974	Aug.	2002	Investec Ernst & Company’s clearing operations, NY*	Securities clearing services
n/a	Nov.	2002	Willis Group’s TPA operations, Nashville, TN, Wichita, KS	Health plan management
1989	Dec.	2002	EDS Corporation’s Consumer Network Services business, Morris Plains, NJ	EFT data processing
1979	Dec.	2002	Lenders Financial Services, Agoura Hills, CA	Lending services

1989	Jan.	2003	AVIDYN, Inc., Dallas, TX	Health plan management
1982	Mar.	2003	Precision Computer Systems, Inc., Souix Falls, ND	Software and services
1998	Apr.	2003	ReliaQuote, Inc., Falls Church, VA	Insurance services
2002	May	2003	WBI Holdings Corporation, Wausau, WI	Health plan management
1994	July	2003	Electronic Data Systems Corporation’s Credit Union Industry Group business, Plano, TX	Data processing
1986	July	2003	Chase Credit Systems, Inc. and Chase Credit Research, Inc, North Hollywood, CA	Lending services
1996	Sept.	2003	Unisure, Inc., Cincinnati, OH	Insurance data processing
1996	Sept.	2003	Insurance Management Solutions Group, Inc., St. Petersburg, FL	Insurance data processing
1998	Sept.	2003	GAC Holdings Corporation, Pittsburgh, PA	Lending services
1932	Oct.	2003	Federal Home Loan Bank of Indianapolis IP services, Indianapolis, IN	Item processing
1987	Nov.	2003	MI-Assistant Software, Inc., Eleva, WI	Insurance software systems
1999	Dec.	2003	MedPay Corporation, Memphis, TN	Health plan management
1994	Jan.	2004	RegEd, Inc., Morrisville, NC	Insurance/securities training
1996	Aug.	2004	Pharmacy Fulfillment, Inc., Huntingdon Valley, PA	Health plan management
1994	Aug.	2004	Results International Systems, Inc., Worthington, OH	Insurance data processing
1998	Oct.	2004	CheckAGAIN, LLC, Herndon, VA	Item processing

*	Companies included in Discontinued Operations (see p. 8)

Principal Products and Services

The Company provides an extensive portfolio of products and services to enable banking, lending, insurance, health and investment providers to deliver anywhere, anytime financial services to their customer base.

The Company’s operations have been classified into three primary business segments. The financial institution outsourcing, systems and services business segment provides account and transaction processing systems and services to financial institutions and other financial intermediaries; the health plan management services segment provides services primarily to employers who self-insure their health plan, including services such as handling payments to healthcare providers, assisting with cost controls, plan design services, medical provider administration, prescription benefit management and other related services; and the investment support services business segment that provides retirement plan administration services to individual retirement plan & pension administrators, financial planners and financial institutions.

Financial information concerning the Company’s industry segments is included in Note 8 to the Consolidated Financial Statements contained in the Company’s Annual Report to Shareholders included in this Annual Report on Form 10-K as Exhibit 13 and such information is incorporated herein by reference.

Financial Institution Outsourcing, Systems and Services. Fiserv provides financial services and products that are focused on technology needs to more than 9,400 financial institutions, including banks, credit unions, leasing and finance companies, mortgage lenders and savings institutions and 2,900 insurance companies.

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

Credit Union “Core” Products. The principal “core” products offered to credit unions include the Summit Spectrum system; the GALAXY Plus Credit Union System; the Users DataSafe product; the Integrasys Premier, CUBE and CUBICSplus products; AFTECH Advantage®; XP Systems XP2® and several CUSA Technologies systems. Certain of these products are offered via a service bureau or as an in-house licensed software system or in both delivery modes.

Insurance “Core” Products. The insurance industry, like other financial industries, has requirements for basic administration services and information processing systems. Carriers, agents, distributors and third-party administrators rely on Fiserv for policy, rating, claims, billing and reinsurance administration, compliance, education and marketing support.

Fiserv offers a broad range of products and services targeted at the life and property and casualty insurance industry. These products and services include administration systems, such as Claims Workstation, Policy STAR and Specialty System for property and casualty and the Fiserv Life Insurance Solutions ID3 and Life Portraits systems for life, annuity and health requirements. Additionally, complete business process outsourced services are offered for flood insurance and information technology outsourcing services are available for all product sets. Regulatory and compliance products include Data Trax (life insurance and broker dealers representatives), Tracker (unclaimed property), Annual Statement 2000, Fiserv PATRIOT Manager, FRS and URS reinsurance systems, a financial suite of products FFS GL/AP, Fiserv Advanced Billing and Investment Manager. Results International Systems provides on-shore and off-shore outsourcing services for the property and casualty insurance industry. Fiserv FSC and MI Assistant market various comparative rating solutions for independent insurance agents and property and casualty carriers. Emerald Publications provides marketing and sales-related materials and services to the life insurance and financial planning industry. Reliaquote is a life insurance broker targeting the term life insurance marketplace.

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

Fiserv also offers its financial institution clients complementary or add-on products that amplify the “core” products such as item processing and imaging systems for the item processing needs of clients, treasury and investment management systems including a series of treasury management products sold under the BANKLINK® name and the CBS Worldwide MetaBank Portfolio Management and Investment Portfolio Accounting systems, as well as a suite of EPSIIA and Imagesoft electronic document management systems.

Finally, Fiserv has many other complementary product offerings that allow its financial institution clients to improve the management and efficiency of their businesses. Such products include IPS-Sendero decision support and performance measurement systems, including ASAP/Spectrum, DecisionServ and the VISION family of integrated software and support services that enhance a financial institution’s asset/liability management and profitability measurement capabilities; the CCS suite of products includes call center systems and the InformEnt data warehouse utilized for data warehousing and data mining; loan origination and tracking systems, including Fiserv Lending Solutions’ products such as easyLENDER® and UnFi PRO Mortgage offerings, MortgageServ, Integrated Loan Services including ILS Quickclose and Lenders Financial Services; real estate settlement services offered by Integrated Loan Services and General American Corp; credit reporting services and systems through Chase Credit; the Fiserv LeMans auto leasing software products and the Remarketing Services of America lease maturity systems and other products offered with regard to the termination of auto leases; and credit services offered by CBS Worldwide with its FACT 400 product and by Fiserv Credit Processing Services with The PLUS System. Fiserv also provides through Personix, plastic card issuance, design, personalization and mailing services, and document management products.

Fiserv offers these products and services through multiple delivery channels primarily in the United States.

Health Plan Management Services. Fiserv, through its five health plan management operating units, Benefit Planners, Benesight, Fiserv Health, Harrington Benefit Services and Wausau Benefits, provides a variety of services for the administration of health plans to customers nationwide. These services include claim adjudication and payment, customer service, reporting and other related services. In addition, Fiserv provides these services to other health plan sponsors such as insurance companies and HMO’s.

Complementary and Other Products. Through the operating units described below, Fiserv also offers additional complementary services to its health plan administration customers and others:

•	Avidyn Health offers care management services ranging from traditional services, such as utilization management and case management, to newer disease management, population health and prevention programs.

•	Innoviant and Innoviant Pharmacy offer prescription benefit management and pharmacy mail order services.

•	Third Party Solutions and Direct Comp RX assist employers, insurers and retail pharmacies with the management and processing of workers’ compensation prescriptions.

•	ppoOne provides technology services to a variety of health care organizations for data management and claim repricing.

The Company has more than 1,700 client relationships in the Health plan management services area.

Investment Support Services. Fiserv provides a variety of administrative, custodial and processing services to individual investors, third-party retirement plan and pension administrators, investment advisors and financial planners, and financial intermediaries. The specific products offered include self-directed retirement plan administration services and mutual fund custody trading services. Fiserv Trust Company, Fiserv’s principal trust company subsidiary, is the largest independent trust company in the United States.

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

Discontinued Operations – Securities Clearing Services. On December 16, 2004, Fiserv entered into a Stock Purchase Agreement (“Agreement”) among Fiserv Inc., Fiserv Clearing, Inc. and National Financial Services LLC (“National Financial”) to sell its securities clearing businesses pursuant to which National Financial will acquire all of the outstanding shares of BHC Investments, Inc., a subsidiary of Fiserv (“BHC”), for approximately $349 million in cash payable at closing, subject to certain post-closing adjustments, plus a contingent payment of up to $15 million to be paid after the first anniversary of the closing date based on achievement of specific revenue targets. Consummation of the transaction is subject to customary conditions to closing, including receipt of regulatory approvals. The Agreement provides that Fiserv will be required to retain certain liabilities of BHC, including, among others, those relating to the previously announced Securities and Exchange Commission investigation of Fiserv Securities, Inc., a subsidiary of BHC. See Item 3. Legal Proceedings. The transaction is expected to be completed in the first quarter of 2005. The financial results of Fiserv’s securities clearing businesses are reported as discontinued operations in Fiserv’s consolidated financial statements.

Servicing the Market

The markets for Fiserv’s account and transaction processing services and products have specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, service reliability, comprehensiveness and integration of product lines, timely introduction of new products and features, cost effectiveness and service excellence. Through its multiple product offerings, the Company believes it successfully services these market needs and requirements for clients ranging in size from start-ups to some of the largest financial services providers.

Fiserv offers clients a selection of information management and data processing products and services designed to meet the specific needs of the ever-changing financial services and health plan services industries. The Company believes its financial strength and primary focus on the financial services and health plan services industries helps its business development, client service and product support teams remain responsive to the technology needs of its markets.

“The Client Comes First” is one of the Company’s founding principles. It is a belief backed by a dedication to providing ongoing client service and support—no matter what size of client.

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

Product Development

To meet the changing technology needs of the clients Fiserv serves, the Company continually develops, maintains and enhances its systems. In 2004, product development expenses represented approximately 6% of the Company’s processing and services revenues.

The Fiserv network of development and financial information technology centers applies the expertise of multiple Fiserv teams to design, develop and maintain specialized processing systems around its multiple technology platforms. The applications of its account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market specific financial service environments of the Company’s many clients. If the client’s requirements warrant, Fiserv purchases software programs from third parties that are interfaced with existing Fiserv systems. In developing its products, Fiserv stresses interaction with and responsiveness to the needs of its clients.

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

We compete with vendors that offer similar transaction processing products and services to financial institutions and other financial intermediaries, including The Bisys Group, Inc., Fidelity Information Services, Inc., Jack Henry and Associates, Inc., Metavante Corporation and Open Solutions, Inc. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

Health Plan Management Services. The market for the Company’s administrative services is highly competitive. The major competition for the Company’s services comes from national and regional health insurance and managed care companies selling administrative services only. Many of the Company’s competitors serve a larger number of customers, have greater financial resources and proprietary products. In addition, the self-insured health plan market is typically broker-controlled, highly price sensitive and frequently placed out for competitive bid. Significant competitors of the Company include Blue Cross organizations, UnitedHealth Group, Cigna and Aetna.

Investment Support Services. Several trust companies, the most notable of which is Delaware Charter, compete with the Company in custody services for self-directed retirement accounts. In the provision of services to financial advisors and the mutual fund trading area, Charles Schwab & Co., which handles a much larger volume of such trades, is the Company’s most significant competitor.

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

The Company’s subsidiaries operating as part of the Company’s health plan management services segment are subject to extensive regulatory oversight at both the federal and state levels. This regulatory oversight extends from annual reporting and licensing requirements imposed by most of the states in which these companies operate and continues on to extensive regulatory compliance requirements regarding day-to-day operating policies and procedures for the various operating units. In particular, there has been increasing levels of regulation regarding privacy and security related to patients’ health care information. At the federal level the Health Insurance Portability and Accountability Act (“HIPAA”), governs the privacy and security of health information and imposes an extensive set of requirements on the Company’s health plan management services group, as well as its customers. HIPAA applies to a majority of the health plan management services group’s operations and requires these businesses to develop sophisticated compliance policies and procedures and contracts to protect against the unauthorized use or disclosure of health information. Many states have also adopted their own statutory rules for regulating the privacy and security of patient healthcare information and such state regulation is not generally pre-empted by the federal rules unless it is clearly inconsistent with the federal requirements. In addition to state and federal regulation, various customers require periodic audits of their health plan administrators to confirm compliance with standards of performance and these subsidiaries may be required to forfeit a portion of their fees if they fail to meet the required performance levels.

As a trust company under Colorado law, Fiserv Trust Company (formerly known as First Trust Corporation and Lincoln Trust Company) and Trust Industrial Bank, subsidiaries of the Company, are subject to the regulations of the Colorado Division of Banking. The Federal Deposit Insurance Corporation covers customer deposits of each of the Trust companies.

Employees

Fiserv employs nearly 22,000 specialists in its information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial and health industries, often complemented by management and other employees with direct experience in banks, credit unions, insurance companies and agencies, mortgage firms, savings and other financial services and health services business environments.

Fiserv employees provide expertise in sales and marketing; account management and client services; computer operations, network control and technical support; programming, software development, modification and maintenance; conversions and client training; and financial planning and related support services.

In supporting international markets, Fiserv works closely with its clients to help ensure their continued success. Fiserv employees speak the same language as their clients and also understand the differences in the style of doing business, as well as the product requirements and regulations unique to each client and its specific market.

Fiserv employees are not represented by a union, and there have been no work stoppages, strikes or organizational attempts. The service nature of the Fiserv business makes its employees an important corporate asset, and while the market for qualified personnel is competitive, the Company has not experienced significant difficulty with hiring or retaining its staff of top industry professionals. In assessing companies to acquire, the quality and stability of the prospective company’s staff are emphasized.

Fiserv attributes its ability to attract and keep quality employees to, among other things, the Company’s growth and dedication to state-of-the-art software development tools and hardware technologies.

Available Information

The Company maintains a Website with the address www.fiserv.com. The Company is not including the information contained on the Company’s Website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

Item 2. Properties

Fiserv currently operates full-service data centers, software system development centers, and item processing and back-office support centers in over 150 cities. The Company owns 14 facilities; all other buildings in which centers are located are subject to leases expiring through 2005 and beyond. In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.

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

Item 3. Legal Proceedings

During 2004, the Company’s broker-dealer subsidiary, Fiserv Securities, Inc. (“FSI”), responded to inquiries from the Securities and Exchange Commission (the “SEC”) as part of its industry-wide review of mutual fund trading practices. FSI has engaged in settlement discussions with the SEC as a result of an SEC investigation of FSI with respect to these matters. As a result of these discussions, FSI has a reserve of $15.5 million recorded at December 31, 2004 with respect to these matters. A portion of any settlement amount with the SEC may be non-deductible for tax purposes. While no settlement with the SEC has been reached and no assurance can be given that these matters will be settled consistent with the amounts reserved, the Company does not anticipate any further material liability arising out of the SEC investigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

Executive Officers of the Registrant

The executive officers of the Company as of February 25, 2005, together with their ages, positions and business experience are described below:

Name	Age	Position
Leslie M. Muma	60	President and Chief Executive Officer
Kenneth R. Jensen	61	Senior Executive Vice President, Chief Financial Officer and Treasurer
Norman J. Balthasar	58	Senior Executive Vice President and Chief Operating Officer
Robert H. Beriault	53	Group President, Investment Support Services
James W. Cox	41	Group President, Health Solutions
Douglas J. Craft	51	Executive Vice President, Operating Group Chief Financial Officer
Mark J. Damico	36	Group President, Item Processing
Patrick C. Foy	50	Group President, Bank Servicing
Michael D. Gantt	53	Group President, Bank Systems
Thomas A. Neill	56	Group President, Credit Union & Industry Products
James C. Puzniak	58	Group President, Lending Systems & Services
Dean C. Schmelzer	54	Group President, Marketing & Sales
Charles W. Sprague	55	Executive Vice President, General Counsel, Chief Administrative Officer and Secretary
Terence R. Wade	45	Group President, Insurance Solutions

Mr. Muma has been a Director of the Company since it was established in 1984. He served as President and Chief Operating Officer of the Company from 1984 to 1999, when he was named President and Chief Executive Officer. On October 5, 2004, the Company announced that Mr. Muma plans to retire in June 2006.

Mr. Jensen has been Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and a Director of the Company since it was established in 1984. He was named Senior Executive Vice President in 1986.

Mr. Balthasar was named Senior Executive Vice President and Chief Operating Officer of the Company in October 2002. He was President and Chief Operating Officer of the Fiserv Financial Institution Group from 2000 to 2002. He served as Corporate Executive Vice President and President of the Savings and Community Bank Group from 1996 to 1999, when he was named President and Chief Operating Officer of the Fiserv Financial Institution Outsourcing Group. Mr. Balthasar has been with Fiserv and its predecessor company since 1974. On October 5, 2004, the Company announced that Mr. Balthasar plans to retire in 2008.

Mr. Beriault was named President of the Fiserv Investment Support Services Group in April 2002. He was President and Chief Operating Officer of the Fiserv Securities Group from 1999 to 2002. He served as Corporate Executive Vice President and President–Securities Processing Group from 1998 to 1999. From 1986 to 1998, Mr. Beriault was President of Lincoln Trust Company, which was acquired by the Company in 1995.

Mr. Cox was named President of the Health Solutions Group of the Company in April 2003. He joined Fiserv in November 2001 with the acquisition of Trewit, Inc., where he was President. Prior to joining Trewit, Mr. Cox was partner in Lund Koehler Cox & Arkema, a public accounting and consulting firm.

Mr. Craft was named Executive Vice President and Operating Group Chief Financial Officer of the Company in October 2002. He was Senior Vice President of Finance of the Fiserv Financial Institution Group from 2000 to 2002. He served as Senior Vice President of Finance of the Savings and Community Bank Group from 1996 to 1999. Mr. Craft has been with Fiserv since 1985.

Mr. Damico was named President of the Item Processing Group of the Company in May 2003. He has held executive roles at Intria Items, Inc., a subsidiary of Fiserv, since 1996, when he joined Intria as Senior Vice President and Chief Technology Officer. Prior to joining Intria, Mr. Damico was Senior Vice President of Strategic Initiatives for the Fiserv item processing business in the United States.

Mr. Foy was named President of the Bank Servicing Group of the Company in October 2002. He joined Fiserv in 2001 as President of the Direct Banking Division. Previously he was founder and CEO of Login & Learn, Inc. From 1978 to 1999, he was with M&I Data Services (Metavante) in a number of management positions, serving as President of the Outsourcing Business Group from 1995 to 1999.

Mr. Gantt was named President of the Bank Systems Group of the Company in August 2004. He was Chairman, President and Chief Executive Officer of Ephinay Corporation from 2003 to 2004. He served as President of the Fiserv Insurance Solutions Group from 2001 to 2003. He initially joined Fiserv in 2000 and served as Executive Vice President and Chief Operating Officer of the Insurance Solutions Group. Prior to joining Fiserv, he was Senior Vice President and Group Manager for Policy Management Systems Corporation’s Claims and Risk Management Group.

Mr. Neill was named President of the Credit Union and Industry Products Group of the Company in October 2000. He was President of the Products and Services Division and Group President of the Industry Products and Services Group of the Company from 1993 to 2000.

Mr. Puzniak was named President of the Lending Systems and Services Group of the Company in October 2002. He served as President of the Bank Servicing Division II of the Company from 1995 to 2002 and as Senior Vice President of CBS Development from 1993 to 1995. Prior to joining Fiserv he held senior management positions at Citicorp Information Resources, Geac Computer and Financial Data Systems.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Certain information required by this item is incorporated by reference to the information pertaining thereto set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Price Information” in the Company’s 2004 Annual Report to Shareholders (the “Annual Report”).

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2004	—	—	—	1,676,030
November 1 - 30, 2004	943,100	$37.03	943,100	9,032,930
December 1 - 31, 2004	748,400	39.31	748,400	8,284,530

Total	1,691,500		1,691,500

(1)	In 1999, the Company’s Board of Directors authorized the repurchase of up to 4.9 million shares of the Company’s common stock which has been fully utilized as of December 31, 2004. In 2004, the Company’s Board of Directors authorized the repurchase of an additional 8.3 million shares of the Company’s common stock. As of December 31, 2004, the Company had the authority to repurchase 8,284,530 shares under that program. The repurchase authorization does not expire.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the information set forth under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Quarterly Financial Information” and “Report of Independent Registered Public Accounting Firm” in the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as December 31, 2004.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” in the Annual Report.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained under the caption “Report of Independent Registered Public Accounting Firm” in the Annual Report.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the information set forth under the captions “Matter 1. Election of Directors,” “Information with Respect to Continuing Directors,” “Meetings of the Board of Directors and Committees of the Board of Directors,” “Nominations of Directors” and “Communications with Board of Directors” in the definitive Proxy Statement for the Company’s 2005 annual meeting of shareholders (the “Proxy Statement”). The information required by this item with respect to executive officers appears at the end of Part I of this Form 10-K. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and officers is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Conduct that applies to all of the Company’s Directors and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Company has posted a copy of the Code of Conduct on the “Company/Board of Directors” section of its website at www.fiserv.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “Company/Board of Directors” section of its website at www.fiserv.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and “Matter 4. Approval of Stock Option and Restricted Stock Plan as Amended and Restated – Equity Compensation Stock Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Matter 2. The Ratification of the Selection of Deloitte & Touche LLP as the Independent Registered Public Accounting Firm of the Company for 2005” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements:

The consolidated financial statements of the Company as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, together with the report thereon of Deloitte & Touche LLP, dated February 7, 2005, appear on pages 17 through 45 of the Company’s Annual Report to Shareholders and Exhibit 13 to this Annual Report on Form 10-K, and are incorporated herein by reference.

(a) (2) Financial Statement Schedule:

The following financial statement schedule of the Company and related Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	20
Schedule II–Valuation and Qualifying Accounts	20

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits:

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2005.

FISERV, INC.

By	/s/ Leslie M. Muma
Leslie M. Muma
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 25, 2005.

Signature	Capacity
/s/ Donald F. Dillon
Donald F. Dillon	Chairman of the Board

/s/ Leslie M. Muma
Leslie M. Muma	Director, President and Chief Executive Officer
(Principal Executive Officer)
/s/ Kenneth R. Jensen
Kenneth R. Jensen	Director, Senior Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
/s/ Daniel P. Kearney
Daniel P. Kearney	Director

/s/ Gerald J. Levy
Gerald J. Levy	Director

/s/ Glenn M. Renwick
Glenn M. Renwick	Director

/s/ Kim M. Robak
Kim M. Robak	Director

/s/ L. William Seidman
L. William Seidman	Director

/s/ Thomas C. Wertheimer
Thomas C. Wertheimer	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the consolidated financial statements of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 7, 2005. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 25, 2005

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Year Ended December 31,	Beginning Balance	Charged to Expense (1)	Write-offs (1)	Acquired Allowance		Balance
2004	$25,884,000	$20,592,000	$(19,357,000)	$2,402,000		$29,521,000
2003	13,168,000	5,089,000	(4,479,000)	12,106,000	(1)	25,884,000
2002	14,703,000	2,527,000	(4,248,000)	186,000		13,168,000

(1)	The increase in 2004 in bad debt expense and write-offs is primarily attributable to acquisitions in the Company’s Health segment in 2003.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Purchase Agreement among Fiserv Inc., Fiserv Clearing, Inc. and National Financial Services, LLC dated December 16, 2004. *

3.1	Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated February 28, 2000, and incorporated herein by reference (File No. 000-14948)).

3.2	By-laws, as amended and restated (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K dated February 27, 2004, and incorporated herein by reference (File No. 000-14948)).

4.1	Shareholder Rights Agreement (filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 23, 1998, and incorporated herein by reference (File No. 000-14948)).

4.2	First Amendment to the Shareholder Rights Agreement (filed as Exhibit 4.3 to the Company’s Form S-8 dated April 7, 2000, and incorporated herein by reference (File No. 333-34310)).

4.3	Second Amendment to the Shareholder Rights Agreement (filed as Exhibit 4.6 to the Company’s Form 10-K dated February 27, 2001, and incorporated herein by reference (File No. 000-14948)).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (filed as Exhibit B to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and incorporated herein by reference (File No. 000-14948)).

10.2	Fiserv, Inc. Executive Incentive Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and incorporated herein by reference (File No. 000-14948)).

10.3	Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Leslie M. Muma, Kenneth R. Jensen and Norman J. Balthasar (filed as Exhibit 10.3 to the Company’s Form 10-K dated February 27, 2002 and incorporated herein by reference (File No. 000-14948)).

10.4	Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Robert H. Beriault, James W. Cox, Douglas J. Craft, Mark J. Damico, Patrick C. Foy, Michael D. Gantt, Thomas A. Neill, James C. Puzniak, Dean C. Schmelzer, Charles W. Sprague and Terence R. Wade (filed as Exhibit 10.4 to the Company’s Form 10-K dated February 27, 2002 and incorporated herein by reference (File No. 000-14948)).

*	The schedules and exhibits to this document are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

EXHIBIT INDEX (continued)

Exhibit Number	Exhibit Description
10.5	Fiserv Inc. Director Compensation Plan (filed as Exhibit 1.01 to the Company’s Current Report on Form 8-K dated February 17, 2005, and incorporated herein by reference (File No. 000-14948)).

10.6	Form of Restricted Stock Agreement under the Fiserv, Inc. Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 22, 2004 and incorporated herein by reference (File No. 000-14948)).

10.7	Form of Employee Non-Qualified Stock Option Agreement for Employee Directors under the Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated October 22, 2004 and incorporated herein by reference (File No. 000-14948)).

10.8	Form of Employee Non-Qualified Stock Option Agreement for Outside Directors under the Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated October 22, 2004 and incorporated herein by reference (File No. 000-14948)).

10.9	Form of Employee Non-Qualified Stock Option Agreement for Senior Management under the Stock Option and Restricted Stock Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated October 22, 2004 and incorporated herein by reference (File No. 000-14948)).

13	2004 Annual Report to Shareholders (to the extent incorporated by reference herein).

21	List of Subsidiaries of the Registrant.

23	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification of the Chief Executive Officer, dated February 25, 2005.

31.2	Certification of the Chief Financial Officer, dated February 25, 2005.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer, dated February 25, 2005.