Form 10-Q
period 2005-03-31
FISERV INC
filed 2005-04-29
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

or

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

As of April 25, 2005, there were 191,289,038 shares of common stock, $.01 par value, of the Registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Processing and services	$882,319	$811,556
Customer reimbursements	90,795	97,321

Total revenues	973,114	908,877

Cost of revenues:
Salaries, commissions and payroll related costs	343,484	329,586
Customer reimbursement expenses	90,795	97,321
Data processing costs and equipment rentals	51,378	52,105
Prescription costs	124,096	95,578
Other operating expenses	132,322	127,037
Depreciation and amortization	43,023	45,912

Total cost of revenues	785,098	747,539

Operating income	188,016	161,338
Interest expense - net	(3,662)	(4,732)
Realized gain from sale of investment	43,452	—

Income from continuing operations before income taxes	227,806	156,606
Income tax provision	88,161	60,897

Income from continuing operations	139,645	95,709

Loss from discontinued operations, net of tax	(619)	(2,911)

Net income	$139,026	$92,798

Basic net income (loss) per share:
Continuing operations	$0.72	$0.49
Discontinued operations	—	(0.01)

Total	$0.72	$0.48

Diluted net income (loss) per share:
Continuing operations	$0.71	$0.49
Discontinued operations	—	(0.01)

Total	$0.71	$0.47

Shares used in computing net income (loss) per share:
Basic	193,383	194,555

Diluted	195,495	197,063

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$719,728	$516,127
Accounts receivable - net	466,464	437,764
Prepaid expenses and other assets	98,425	100,810
Investments	2,589,898	1,984,536
Property and equipment - net	196,336	200,709
Intangible assets - net	533,371	532,539
Goodwill - net	1,884,526	1,859,347
Assets of discontinued operations held for sale	—	2,751,517

Total	$6,488,748	$8,383,349

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$205,816	$202,616
Short-term borrowings	100,000	100,000
Accrued expenses	278,835	363,513
Accrued income taxes	138,033	44,955
Deferred revenues	225,831	226,080
Customer funds held and retirement account deposits	2,328,715	1,829,639
Deferred income taxes	129,915	134,330
Long-term debt	498,812	505,327
Liabilities of discontinued operations held for sale	—	2,412,467

Total liabilities	3,905,957	5,818,927
Shareholders’ equity:
Preferred stock, no par value: 25,000,000 shares authorized; none issued	—	—
Common stock issued, $0.01 par value: 450,000,000 shares authorized; 196,506,575 and 195,940,360 shares issued	1,965	1,959
Additional paid-in capital	695,063	679,573
Accumulated other comprehensive income (loss)	(2,777)	26,695
Accumulated earnings	2,059,565	1,920,539
Treasury stock, at cost, 4,460,800 and 1,691,500 shares	(171,025)	(64,344)

Total shareholders’ equity	2,582,791	2,564,422

Total	$6,488,748	$8,383,349

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$139,026	$92,798
Adjustment for discontinued operations	619	2,911
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain from sale of investment	(43,452)	—
Deferred income taxes	12,068	28,395
Depreciation and amortization	43,023	45,912
Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
Accounts receivable	(25,774)	7,584
Prepaid expenses and other assets	3,874	(8,568)
Accounts payable and accrued expenses	(46,278)	(40,095)
Deferred revenues	(2,723)	5,710
Accrued income taxes	53,802	26,720

Net cash provided by operating activities	134,185	161,367

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(31,772)	(31,021)
Payment for acquisitions of businesses, net of cash acquired	(96,003)	(29,775)
Proceeds from sale of businesses, net of expenses paid	344,920	—
Cash distribution received from discontinued operations prior to sale	68,000	—
Investments	(611,463)	(351,274)

Net cash used in investing activities	(326,318)	(412,070)

Cash flows from financing activities:
Repayment of long-term debt - net	(7,156)	(106,971)
Issuance of common stock	10,495	11,662
Purchases of treasury stock	(106,681)	—
Customer funds held and retirement account deposits	499,076	356,073

Net cash provided by financing activities	395,734	260,764

Change in cash and cash equivalents	203,601	10,061
Beginning balance	516,127	162,668

Ending balance	$719,728	$172,729

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation. See the Company’s results by business segment in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2. Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS 123R; it only changes the date for compliance with the standard. The Company will adopt SFAS 123R on January 1, 2006 and continues to evaluate the impact that the adoption of the final standard will have on the Company’s financial statements.

3. Discontinued Operations

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. for $344.9 million paid in cash at closing, subject to certain post-closing adjustments. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximate the Company’s carrying value of its investment. The stock purchase agreement also provides for a contingent payment of up to $15.0 million to be paid after the first anniversary of the closing date based on achievement of certain revenue targets. In addition, as part of the stock purchase agreement, the Company retained the liability associated with the SEC investigation of the mutual fund trading practices of the securities clearing businesses. In April 2005, Fiserv Securities, Inc. settled with the SEC on this matter for $15.0 million which was fully accrued for in the Company’s 2004 financial statements.

The Company’s securities clearing businesses have been reported as discontinued operations for all periods presented and are excluded from reported revenue, cost of revenues and operating cash flows. Summarized financial information for discontinued operations included in the financial statements for the three month periods ended March 31, 2005 and 2004 was as follows:

(In thousands)	2005	2004
Processing and services revenues	$26,295	$28,430
Cost of revenues	26,713	32,908

Operating loss before income taxes	(418)	(4,478)
Income tax benefit from operations	162	1,567
Loss on sale of businesses, net of income taxes of $48,670	(363)	—

Loss from discontinued operations, net of tax	$(619)	$(2,911)

4. Long-Term Debt

The Company has a credit facility totaling $700.0 million, which is comprised of a $465.3 million five-year revolving credit facility due in 2009 and a $234.7 million 364-day revolving credit facility that is renewable annually through 2009. The Company must, among other requirements, maintain a minimum net worth of $1.9 billion as of March 31, 2005 and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all debt covenants at March 31, 2005.

5. Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not record compensation expense in the condensed consolidated financial statements for its stock-based compensation plans.

The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The fair value of each option issued prior to January 1, 2004 was estimated on the date of grant using a Black-Scholes option-pricing model. For options granted on or after January 1, 2004, the fair value of each option was estimated on the date of grant using a binomial option-pricing model. Stock options are typically granted in the first quarter of the year, generally vest 20% on the date of grant and 20% each year thereafter and expire 10 years from the date of the award. As a result, the expense that would be recognized under SFAS 123 during the first quarter is significantly higher than the expense for the remaining quarters. The calculated expense for the first quarter of 2005 was higher than 2004 as certain participants met accelerated vesting provisions stipulated in the stock option agreements related to age and years of service with the Company. In 2005, the first quarter pro forma after-tax stock compensation expense of $11.0 million should approximate 55% of the full year 2005 expense.

	Three months ended March 31,
(In thousands, except per share data)	2005	2004
Net income:
As reported	$139,026	$92,798
Less: stock compensation expense - net of tax	(11,000)	(5,500)

Pro forma	$128,026	$87,298

Reported net income per share:
Basic	$0.72	$0.48
Diluted	0.71	0.47

Pro forma net income per share:
Basic	$0.66	$0.45
Diluted	0.65	0.44

6. Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per share was as follows:

	Three months ended March 31,
(In thousands)	2005	2004
Weighted-average shares outstanding used for calculation of net income per share-basic	193,383	194,555
Common stock equivalents	2,112	2,508

Total shares used for calculation of net income per share-diluted	195,495	197,063

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive	2,300	1,900

7. Comprehensive Income

Comprehensive income consists of net income, changes in unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges. Comprehensive income for the three month periods ended March 31, 2005 and 2004 was $109.6 million and $95.8 million, respectively. Compared to net income, comprehensive income for the three month period ended March 31, 2005 was negatively impacted by the realized gain on the sale of the Company’s remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company is an independent provider of financial data processing systems and related information management services and products to financial institutions, other financial intermediaries and employers who self-insure their health plans. The Company’s continuing operations are classified into three business segments: Financial institution outsourcing, systems and services (“Financial”); Health plan management services (“Health”); and Investment support services (“Investment”).

The following tables and discussion exclude the revenues and expenses associated with customer reimbursements because management believes that it is not appropriate to include customer reimbursements in analyzing the current performance of the Company as these balances offset in revenues and expenses with no impact on operating income and these amounts are not an indicator of current or future business trends. Customer reimbursements, which primarily consist of pass-through expenses such as postage and data communication costs, were $90.8 million and $97.3 million for the three month periods ended March 31, 2005 and 2004, respectively. The following table presents, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of income, the relative percentage that those amounts represent to processing and services revenues, and the change in those amounts from period to period.

	Three months ended March 31, (In millions)		Percentage of revenues Three months ended March 31,		Increase (Decrease)
	2005	2004	2005	2004	In millions	Percentage
Processing and services revenues:
Financial	$608.5	$574.5	69%	71%	$34.0	6%
Health	241.1	206.6	27%	25%	34.5	17%
Investment	32.7	30.5	4%	4%	2.3	8%

Total	$882.3	$811.6	100%	100%	$70.8	9%

Cost of revenues:
Salaries, commissions and payroll related costs	$343.5	$329.6	39%	41%	$13.9	4%
Data processing costs and equipment rentals	51.4	52.1	6%	6%	(0.7)	(1)%
Prescription costs	124.1	95.6	14%	12%	28.5	30%
Other operating expenses	132.3	127.0	15%	16%	5.3	4%
Depreciation and amortization	43.0	45.9	5%	6%	(2.9)	(6)%

Total	$694.3	$650.2	79%	80%	$44.1	7%

Operating income: (1)
Financial	$160.1	$138.5	26%	24%	$21.6	16%
Health	22.3	18.7	9%	9%	3.6	19%
Investment	5.6	4.1	17%	14%	1.5	35%

Total	$188.0	$161.3	21%	20%	$26.7	17%

(1)	Operating margin by segment is calculated as a percentage of each segment’s processing and services revenues.

Internal Revenue Growth

Internal revenue growth percentages are measured as the increase or decrease in total processing and services revenues for the current period less “acquired revenue from acquisitions” divided by total processing and services revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition normalized revenue of acquired companies, less dispositions, for the comparable prior year period. Internal revenue growth percentage is a non-GAAP financial measure that the Company believes is useful to investors because it provides a breakdown of internal and acquisition-related revenue growth. The following table sets forth the calculation of internal revenue growth for the three months ended March 31, 2005:

	(In millions)			Three months ended March 31,
	2005	2004	Increase (Decrease)	2005 Internal Growth %	2004 Internal Growth %

Total Company
Processing and services revenues	$882.3	$811.6	$70.8
Acquired revenue from acquisitions		10.1	(10.1)

Adjusted revenues	$882.3	$821.7	$60.7	7%	10%

By Segment:
Financial
Processing and services revenues	$608.5	$574.5	$34.0
Acquired revenue from acquisitions		4.9	(4.9)

Adjusted revenues	$608.5	$579.4	$29.1	5%	2%

Health
Processing and services revenues	$241.1	$206.6	$34.5
Acquired revenue from acquisitions		5.2	(5.2)

Adjusted revenues	$241.1	$211.8	$29.3	14%	41%

Investment

Processing and services revenues	$32.7	$30.5	$2.3	8%	(2)%

Processing and Services Revenues

Total processing and services revenues increased $70.8 million, or 9%, in the first quarter of 2005 compared to the first quarter of 2004. Internal revenue growth for the first quarter was 7% in 2005 and 10% in 2004 and the decrease in the Company’s internal revenue growth rate in 2005 was primarily due to lower revenue growth in the Health segment. Overall internal revenue growth in 2005 was primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients.

The Financial segment had positive revenue growth of $34.0 million, or 6%, in the first quarter of 2005 compared to the first quarter of 2004. The internal revenue growth rate in the Financial segment was 5% in 2005 and 2% in 2004, with the remaining growth resulting from acquisitions. The increase in internal revenue growth rates in 2005 was primarily due to increased sales in the segment’s core financial institution software products and service bureau businesses, increases in volumes in the mortgage processing and loan settlement services businesses and increases in the flood insurance processing business which has experienced high levels of claims processing in the first quarter of 2005.

In addition, the Financial segment revenues include early contract termination fees of $14.9 million for the first quarter of 2005, primarily from 6 clients that were acquired by other financial institutions, compared to $14.3 million for the first quarter of 2004 primarily from 2 clients that were acquired by other financial institutions. This segment’s businesses generally enter into three to five-year contracts with its clients that contain early contract termination fees. These fees can vary significantly from period to period based on the number of terminated contracts and how early in the contract term a contract is terminated.

The Health segment had positive revenue growth of $34.5 million, or 17%, in the first quarter of 2005 compared to the first quarter of 2004. Internal revenue growth in this segment was 14% in 2005 (10% due to the inclusion in revenues and cost of revenues of prescription ingredient costs) compared to 41% in 2004 (31% due to the inclusion in revenues and cost of revenues of prescription ingredient costs). The lower overall internal revenue growth rate in 2005 compared to 2004 was primarily due to the signing of several large customers in early 2004 and lower than historical growth rates in volumes from existing clients in the pharmacy services businesses during 2005.

The Investment segment had positive revenue growth of $2.3 million, or 8%, in the first quarter of 2005 compared to the first quarter of 2004. The internal revenue growth rate of 8% in 2005 in this segment was primarily due to new customer sales, increased assets under administration which have improved trust administration fee income and a combination of increased investments and rising interest rates which increased investment income.

Cost of Revenues

Total cost of revenues increased $44.1 million, or 7%, in the first quarter of 2005 compared to the first quarter of 2004. As a percent of processing and services revenues, cost of revenues was 79% in the first quarter of 2005 and 80% in the first quarter of 2004. As a percentage of revenues, salaries, commissions and payroll related costs and other operating expenses decreased and prescription costs increased compared to the prior year due primarily to continued growth in the Health segment’s pharmacy services businesses. The pharmacy services businesses have a very high proportion of total costs related to the prescription cost which increased by $28.5 million in the first quarter of 2005 from 2004 as a result of increased revenues.

Operating Income

Operating income increased $26.7 million, or 17%, in the first quarter of 2005 compared to the first quarter of 2004 primarily due to an operating income increase of $21.6 million, or 16%, in the Financial segment. Operating margins in the Financial segment were 26% in the first quarter of 2005 and 24% in the first quarter of 2004. The increase in operating margins was primarily driven by continuing cost synergies in the Company’s existing operations from product consolidations and higher flood claims processing and higher sales of core financial institution software to new customers which generate higher incremental margins. Operating margins in the first quarter of 2005 and 2004 were both positively impacted by a similar amount of contract termination fees as discussed above.

The Health segment increased operating income $3.6 million, or 19%, in the first quarter of 2005 compared to the first quarter of 2004, with the operating margin remaining at 9% in both 2005 and 2004.

The Investment segment increased operating income $1.5 million, or 35%, in the first quarter of 2005 compared to the first quarter of 2004. Operating margins in the Investment segment were 17% for the first quarter of 2005 and 14% in the first quarter of 2004. The increase in operating margin was primarily due to the impact of rising interest rates and investment balances as discussed above and was also positively impacted by lower costs resulting from the completion of its consolidation onto one technology platform and into one location during 2004.

Discontinued Operations

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. for $344.9 million paid in cash at closing, subject to certain post-closing adjustments. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximate the Company’s carrying value of its investment. The Company recorded a net loss on the sale of discontinued operations of $0.4 million, net of related income taxes of $48.7 million. The higher income tax expense on the sale of the securities clearing operations was primarily due to a significantly lower tax basis than book basis in the discontinued operations due primarily to a tax free exchange in the Company’s initial purchase of one of the companies included in discontinued operations. The stock purchase agreement also provides for a contingent payment of up to $15.0 million to be paid after the first anniversary of the closing date based on achievement of certain revenue targets. In addition, as part of the stock purchase agreement, the Company retained the liability associated with the Securities and Exchange Commission’s (“SEC”) investigation of the mutual fund trading practices of the securities clearing businesses. In April 2005, Fiserv Securities, Inc. settled with the SEC on this matter for $15.0 million which was fully accrued for in the Company’s 2004 financial statements.

Realized Gain from Sale of Investment

During the quarter ended March 31, 2005, the Company recorded a one-time realized gain of $43.5 million, or $0.14 per share, from the sale of its remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock.

Income Tax Provision

The effective income tax rate on continuing operations was 38.7% in the first quarter of 2005 and 38.9% in the first quarter of 2004.

Net Income Per Share - Diluted

Net income per share-diluted was $0.71 in the first quarter of 2005 compared to $0.47 in the first quarter of 2004. The $0.71 in net income for the first quarter of 2005 was positively impacted by $0.14 per share due to a one-time realized gain on the sale of the 3.2 million shares of Bisys Group, Inc. common stock.

Liquidity and Capital Resources

Free cash flow is measured as net cash provided by operating activities less capital expenditures including capitalization of software costs for external customers, as reported in the Company’s condensed consolidated statements of cash flows. Free cash flow is a non-GAAP financial measure that the Company believes is useful to investors because it provides another measure of available cash flow after the Company has satisfied the capital requirements of its operations. The following table summarizes free cash flow for the Company:

	Three months ended March 31,
(In millions)	2005	2004
Net cash provided by operating activities	$134.2	$161.4
Capital expenditures, including capitalization of software costs for external customers	(31.8)	(31.0)

Free cash flow	$102.4	$130.3

Free cash flow in the first quarter of 2005 was $102.4 million, decreasing $27.9 million over the prior year period. The decrease was primarily due to an increase in accounts receivable of $25.8 million in 2005, or 6%, which is primarily due to increased internal revenue growth in the Financial segment and the timing of accounts receivable collections. The free cash flow in both years was negatively impacted by the Company’s annual 401(k) contributions of approximately $40 million in the first quarters of 2005 and 2004. In addition, gross software development costs for external customers capitalized in the first three months of 2005 were $11.9 million, offset by associated amortization of $11.9 million.

The Company received a $68.0 million cash distribution from the discontinued securities clearing businesses prior to the sale and received $344.9 million in proceeds from the sale of the Company’s securities clearing businesses. During the quarter ended March 31, 2005, the Company also made payments of $96.0 million related to the acquisition of a business and contingent payments on previous acquisitions.

The Company has a credit facility totaling $700.0 million, which is comprised of a $465.3 million five-year revolving credit facility due in 2009 and a $234.7 million 364-day revolving credit facility that is renewable annually through 2009. Long-term debt includes $191.7 million borrowed under the credit facility at March 31, 2005. The Company must, among other requirements, maintain a minimum net worth of $1.9 billion as of March 31, 2005 and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. At March 31, 2005, the Company had $498.8 million of long-term debt, while shareholders’ equity was $2.6 billion. The Company was in compliance with all debt covenants at March 31, 2005.

The Company believes that its cash flow from operations together with its existing cash balances will be adequate to meet its operating requirements. In the event the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or the issuance of securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2005, without admitting or denying the findings of the Securities and Exchange Commission (“SEC”), Fiserv Securities, Inc. (“FSI”) consented to an SEC order censuring FSI, requiring it to pay disgorgement in the amount of $5 million and a civil penalty in the amount of $10 million and requiring FSI to comply with certain undertakings. The aggregate $15 million required to be paid to the SEC was fully accrued for in the Company’s 2004 financial statements. The Company sold FSI in March 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2005	739,300	$39.39	739,300	7,545,230
February 1 - 28, 2005	700,000	$37.94	700,000	6,845,230
March 1 - 31, 2005	1,330,000	$38.35	1,330,000	5,515,230

Total	2,769,300	$38.52	2,769,300

(1)	In 2004, the Company’s Board of Directors authorized the repurchase of 8.3 million shares of the Company’s common stock. As of March 31, 2005, 5,515,230 shares remained authorized for purchase under that program. The repurchase authorization does not expire.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on April 6, 2005, the Company’s shareholders approved the following matters:

	For	Withheld
1. ELECTION OF THREE DIRECTORS TO SERVE
FOR A THREE-YEAR TERM EXPIRING IN 2008:
Donald F. Dillon	172,623,726	6,115,919
Gerald J. Levy	172,078,372	6,661,273
Glenn M. Renwick	174,511,813	4,227,832

The other directors of the Company whose terms in office continued after the 2005 Annual Meeting of Shareholders are as follows: terms expiring at the 2006 Annual Meeting - Daniel P. Kearney, Leslie M. Muma and L. William Seidman; and terms expiring at the 2007 Annual Meeting - Kenneth R. Jensen, Kim M. Robak and Thomas C. Wertheimer.

	For	Against	Abstain
2. RATIFY THE SELECTION OF DELOITTE & TOUCHE LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF THE COMPANY FOR 2005.	172,537,957	5,027,263	1,174,425

	For	Against	Abstain	Non-Vote
3. APPROVE THE COMPANY’S EXECUTIVE INCENTIVE COMPENSATION PLAN, AS AMENDED AND RESTATED	147,252,864	3,475,453	1,731,515	26,279,813

	For	Against	Abstain	Non-Vote
4. APPROVE THE COMPANY’S STOCK OPTION AND RESTRICTED STOCK PLAN, AS AMENDED AND RESTATED	142,145,290	8,661,082	1,653,460	26,279,813

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fiserv, Inc.
(Registrant)

Date: April 29, 2005	By:	/s/ Kenneth R. Jensen
KENNETH R. JENSEN
Senior Executive Vice President, Chief
Financial Officer, Treasurer and Assistant
Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of Employee Restricted Stock Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K
filed on March 31, 2005 and incorporated herein by reference (File No. 000-14948))

31.1	Certification of the Chief Executive Officer, dated April 29, 2005

31.2	Certification of the Chief Financial Officer, dated April 29, 2005

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated April 29, 2005