Form 10-Q
period 2005-06-30
FISERV INC
filed 2005-07-29
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

or

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

As of July 25, 2005, there were 188,118,160 shares of common stock, $.01 par value, of the Registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Processing and services	$913,095	$829,842	$1,795,414	$1,641,398
Customer reimbursements	83,331	89,931	174,126	187,252

Total revenues	996,426	919,773	1,969,540	1,828,650

Cost of revenues:
Salaries, commissions and payroll related costs	348,693	324,569	692,177	654,155
Customer reimbursement expenses	83,331	89,931	174,126	187,252
Data processing costs and equipment rentals	54,054	53,584	105,432	105,689
Prescription costs	131,085	108,807	255,181	204,385
Other operating expenses	146,872	134,031	279,194	261,068
Depreciation and amortization	45,146	46,939	88,169	92,851

Total cost of revenues	809,181	757,861	1,594,279	1,505,400

Operating income	187,245	161,912	375,261	323,250
Interest expense - net	(1,280)	(4,486)	(4,942)	(9,218)
Realized gain from sale of investment	—	—	43,452	—

Income from continuing operations before income taxes	185,965	157,426	413,771	314,032
Income tax provision	71,968	61,331	160,129	122,228

Income from continuing operations	113,997	96,095	253,642	191,804

Loss from discontinued operations, net of tax	—	(1,061)	(619)	(3,972)

Net income	$113,997	$95,034	$253,023	$187,832

Basic net income (loss) per share:
Continuing operations	$0.60	$0.49	$1.32	$0.98
Discontinued operations	—	(0.01)	—	(0.02)

Total	$0.60	$0.49	$1.32	$0.96

Diluted net income (loss) per share:
Continuing operations	$0.59	$0.49	$1.31	$0.97
Discontinued operations	—	(0.01)	—	(0.02)

Total	$0.59	$0.48	$1.30	$0.95

Shares used in computing net income (loss) per share:
Basic	190,879	195,051	192,131	194,803

Diluted	193,227	197,379	194,361	197,221

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$566,579	$516,127
Accounts receivable - net	473,897	437,764
Prepaid expenses and other assets	102,231	100,810
Investments	2,151,974	1,984,536
Property and equipment - net	202,338	200,709
Intangible assets - net	543,300	532,539
Goodwill - net	1,915,900	1,859,347
Assets of discontinued operations held for sale	—	2,751,517

Total	$5,956,219	$8,383,349

Liabilities and Shareholders’ Equity
Accounts payable	$220,079	$202,616
Short-term borrowings	100,000	100,000
Accrued expenses	285,422	363,513
Accrued income taxes	50,607	44,955
Deferred revenues	221,684	226,080
Customer funds held and retirement account deposits	1,886,369	1,829,639
Deferred income taxes	136,517	134,330
Long-term debt	490,659	505,327
Liabilities of discontinued operations held for sale	—	2,412,467

Total liabilities	3,391,337	5,818,927

Shareholders’ equity:
Preferred stock, no par value: 25,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 197,455,044 and 195,940,360 shares issued	1,975	1,959
Additional paid-in capital	719,470	679,573
Accumulated other comprehensive (loss) income	(2,623)	26,695
Accumulated earnings	2,173,562	1,920,539
Treasury stock, at cost, 8,162,700 and 1,691,500 shares	(327,502)	(64,344)

Total shareholders’ equity	2,564,882	2,564,422

Total	$5,956,219	$8,383,349

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$253,023	$187,832
Adjustment for discontinued operations	619	3,972
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain from sale of investment	(43,452)	—
Deferred income taxes	11,210	36,997
Depreciation and amortization	88,169	92,851
Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
Accounts receivable	(24,720)	843
Prepaid expenses and other assets	620	(8,394)
Accounts payable and accrued expenses	(24,873)	(9,386)
Deferred revenues	(7,714)	466
Accrued income taxes	(3,200)	24,041

Net cash provided by operating activities	249,682	329,222

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(69,640)	(68,885)
Payment for acquisitions of businesses, net of cash acquired	(135,654)	(40,918)
Proceeds from sale of businesses, net of expenses paid	303,944	—
Cash distribution received from discontinued operations prior to sale	68,000	—
Investments	(173,518)	(281,571)

Net cash used in investing activities	(6,868)	(391,374)

Cash flows from financing activities:
Repayment of long-term debt - net	(14,845)	(210,571)
Issuance of common stock	28,911	20,508
Purchases of treasury stock	(263,158)	—
Customer funds held and retirement account deposits	56,730	282,458

Net cash (used in) provided by financing activities	(192,362)	92,395

Change in cash and cash equivalents	50,452	30,243
Beginning balance	516,127	162,668

Ending balance	$566,579	$192,911

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three and six month periods ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation. See the Company’s results by business segment in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

3. Discontinued Operations

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. for $344.9 million paid in cash at closing, subject to certain post-closing adjustments. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the Company’s carrying value of its investment. The stock purchase agreement also provides for a contingent payment of up to $15.0 million to be paid after the first anniversary of the closing date based on achievement of certain revenue targets. In addition, as part of the stock purchase agreement, the Company retained the liability associated with the SEC investigation of the mutual fund trading practices of the securities clearing businesses. In April 2005, Fiserv Securities, Inc. settled with the SEC on this matter for $15.0 million, which was fully accrued for in the Company’s 2004 financial statements.

The Company’s securities clearing businesses have been reported as discontinued operations for all periods presented and are excluded from reported revenue, cost of revenues and operating cash flows. Summarized financial information for discontinued operations included in the financial statements for the three and six month periods ended June 30, 2005 and 2004 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Processing and services revenues	$—	$26,075	$26,295	$54,505
Cost of revenues	—	27,707	26,713	60,615

Operating loss before income taxes	—	(1,632)	(418)	(6,110)
Income tax benefit from operations	—	571	162	2,138
Loss on sale of businesses, net of income taxes of $48,670	—	—	(363)	—

Loss from discontinued operations, net of tax	$—	$(1,061)	$(619)	$(3,972)

4. Long-Term Debt

The Company has a credit facility totaling $700.0 million, which is comprised of a $465.3 million five-year revolving credit facility due in 2009 and a $234.7 million 364-day revolving credit facility that is renewable annually through 2009. The Company must, among other requirements, maintain a minimum net worth of $1.9 billion as of June 30, 2005 and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all debt covenants at June 30, 2005.

5. Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not record compensation expense in the condensed consolidated financial statements for its stock-based compensation plans.

The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The fair value of each option issued prior to January 1, 2004 was estimated on the date of grant using a Black-Scholes option-pricing model. For options granted on or after January 1, 2004, the fair value of each option was estimated on the date of grant using a binomial option-pricing model. Stock options are typically granted in the first quarter of the year, generally vest 20% on the date of grant and 20% each year thereafter and expire 10 years from the date of the award. As a result, the expense that would be recognized under SFAS 123 during the first quarter is significantly higher than the expense for the remaining quarters. The calculated expense for the six month period ended June 30, 2005 was higher than the expense in the comparable period in 2004 as certain participants met accelerated vesting provisions stipulated in the stock option agreements related to age and years of service with the Company in the first quarter of 2005.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income:
As reported	$113,997	$95,034	$253,023	$187,832
Less: stock compensation expense — net of tax	(2,800)	(4,200)	(13,800)	(9,700)

Pro forma	$111,197	$90,834	$239,223	$178,132

Reported net income per share:
Basic	$0.60	$0.49	$1.32	$0.96
Diluted	0.59	0.48	1.30	0.95

Pro forma net income per share:
Basic	$0.58	$0.47	$1.25	$0.91
Diluted	0.58	0.46	1.23	0.90

6. Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Weighted-average shares outstanding used for calculation of net income per share-basic	190,879	195,051	192,131	194,803
Common stock equivalents	2,348	2,328	2,230	2,418

Total shares used for calculation of net income per share-diluted	193,227	197,379	194,361	197,221

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive	28	4,263	1,252	2,169

7. Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges and is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Net income	$113,997	$95,034	$253,023	$187,832
Components of comprehensive income - net	154	(181)	(29,318)	2,801

Comprehensive income	$114,151	$94,853	$223,705	$190,633

The components of comprehensive income for the six month period ended June 30, 2005 was negatively impacted by the realized gain on the sale of the Company’s remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock that was recorded in the first quarter of 2005.

8. Subsequent Event

On July 27, 2005, the Company signed a definitive agreement to acquire BillMatrix Corp. for a total purchase price of approximately $350 million. The transaction is expected to close in the third quarter of 2005.

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

The following tables and discussion exclude the revenues and expenses associated with customer reimbursements because management believes that it is not appropriate to include customer reimbursements in analyzing the current performance of the Company as these balances offset in revenues and expenses with no impact on operating income and these amounts are not an indicator of current or future business trends. Customer reimbursements, which primarily consist of pass-through expenses such as postage and data communication costs, were $83.3 million and $89.9 million for the three month periods ended June 30, 2005 and 2004 and $174.1 million and $187.3 million for the six month periods ended June 30, 2005 and 2004, respectively. The following tables present, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of income, the relative percentage that those amounts represent to processing and services revenues, and the change in those amounts from period to period.

	Three months ended June 30,
	(In millions)		Percentage of revenues		Increase (Decrease)
	2005	2004	2005	2004	In millions	Percentage
Processing and services revenues by segment:
Financial	$632.1	$580.2	69%	70%	$51.9	9%
Health	246.3	218.3	27%	26%	28.0	13%
Investment	34.7	31.4	4%	4%	3.3	10%

Total	$913.1	$829.8	100%	100%	$83.3	10%

Cost of revenues:
Salaries, commissions and payroll related costs	$348.7	$324.6	38%	39%	$24.1	7%
Data processing costs and equipment rentals	54.1	53.6	6%	6%	0.5	1%
Prescription costs	131.1	108.8	14%	13%	22.3	20%
Other operating expenses	146.9	134.0	16%	16%	12.8	10%
Depreciation and amortization	45.1	46.9	5%	6%	(1.8)	(4)%

Total	$725.9	$667.9	79%	80%	$57.9	9%

Operating income by segment: (1)
Financial	$160.2	$138.9	25%	24%	$21.3	15%
Health	18.9	18.0	8%	8%	0.9	5%
Investment	8.2	5.0	24%	16%	3.2	63%

Total	$187.2	$161.9	21%	20%	$25.3	16%

	Six months ended June 30,
	(In millions)		Percentage of revenues		Increase (Decrease)
	2005	2004	2005	2004	In millions	Percentage
Processing and services revenues by segment:
Financial	$1,240.6	$1,154.7	69%	70%	$85.9	7%
Health	487.4	424.9	27%	26%	62.5	15%
Investment	67.5	61.9	4%	4%	5.6	9%

Total	$1,795.4	$1,641.4	100%	100%	$154.0	9%

Cost of revenues:
Salaries, commissions and payroll related costs	$692.2	$654.2	39%	40%	$38.0	6%
Data processing costs and equipment rentals	105.4	105.7	6%	6%	(0.3)	—
Prescription costs	255.2	204.4	14%	12%	50.8	25%
Other operating expenses	279.2	261.1	16%	16%	18.1	7%
Depreciation and amortization	88.2	92.9	5%	6%	(4.7)	(5)%

Total	$1,420.2	$1,318.1	79%	80%	$102.0	8%

Operating income by segment: (1)
Financial	$320.3	$277.5	26%	24%	$42.9	15%
Health	41.1	36.6	8%	9%	4.5	12%
Investment	13.8	9.2	20%	15%	4.7	51%

Total	$375.3	$323.3	21%	20%	$52.0	16%

(1)	Operating margin by segment is calculated as a percentage of each segment’s processing and services revenues.

Internal Revenue Growth

Internal revenue growth percentages are measured as the increase in total processing and services revenues for the current period less “acquired revenue from acquisitions” divided by total processing and services revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition normalized revenue of acquired companies, less dispositions, for the comparable prior year period. Internal revenue growth percentage is a non-GAAP financial measure that the Company believes is useful to investors because it provides a breakdown of internal and acquisition-related revenue growth. The following tables set forth the calculation of internal revenue growth for the three and six month periods ended June 30, 2005:

	Three months ended June 30,
	(In millions)			2005 Internal Growth %	2004 Internal Growth %
	2005	2004	Increase (Decrease)
Total Company
Processing and services revenues	$913.1	$829.8	$83.3
Acquired revenue from acquisitions		13.8	(13.8)

Adjusted revenues	$913.1	$843.6	$69.5	8%	11%

By Segment:
Financial
Processing and services revenues	$632.1	$580.2	$51.9
Acquired revenue from acquisitions		8.1	(8.1)

Adjusted revenues	$632.1	$588.2	$43.8	7%	1%

Health
Processing and services revenues	$246.3	$218.3	$28.0
Acquired revenue from acquisitions		5.7	(5.7)

Adjusted revenues	$246.3	$223.9	$22.3	10%	50%

Investment

Processing and services revenues	$34.7	$31.4	$3.3	10%	12%

	Six months ended June 30,
	(In millions)			2005 Internal Growth %	2004 Internal Growth %
	2005	2004	Increase (Decrease)
Total Company
Processing and services revenues	$1,795.4	$1,641.4	$154.0
Acquired revenue from acquisitions		23.9	(23.9)

Adjusted revenues	$1,795.4	$1,665.3	$130.1	8%	10%

By Segment:
Financial
Processing and services revenues	$1,240.6	$1,154.7	$85.9
Acquired revenue from acquisitions		13.0	(13.0)

Adjusted revenues	$1,240.6	$1,167.7	$72.9	6%	2%

Health
Processing and services revenues	$487.4	$424.9	$62.5
Acquired revenue from acquisitions		10.9	(10.9)

Adjusted revenues	$487.4	$435.8	$51.6	12%	46%

Investment

Processing and services revenues	$67.5	$61.9	$5.6	9%	5%

Processing and Services Revenues

Total processing and services revenues increased $83.3 million, or 10%, in the second quarter of 2005 compared to 2004 and $154.0 million, or 9%, in the first six months of 2005 compared to 2004. Internal revenue growth for the second quarter of 2005 was 8% compared to 11% in 2004 and for the first six months of 2005 was 8% compared to 10% in 2004. The decrease in the Company’s overall internal revenue growth rate in 2005 compared to 2004 was primarily due to lower revenue growth in the Health segment, offset by increased internal revenue growth in the Financial segment. Overall internal revenue growth in 2005 was primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients.

The Financial segment had revenue growth of $51.9 million, or 9%, in the second quarter of 2005 compared to 2004 and $85.9 million, or 7%, in the first six months of 2005 compared to 2004 primarily driven by increases in internal revenue growth. The internal revenue growth rate in this segment for the second quarter was 7% in 2005 compared to 1% in 2004 and for the first six months was 6% in 2005 and 2% in 2004. The largest contributors to the increased 2005 internal revenue growth rate in this segment were increased volumes in the Company’s lending division’s loan settlement services businesses, incremental revenue associated with the newly signed Australian check processing business that began operations in mid-April, continued strong software license revenues, and higher than normal revenues associated with one-time flood insurance claims processing.

Financial segment revenues, primarily in 2006, will be negatively impacted by approximately $40 million due to changes affecting three client relationships. One client is in the process of being acquired, another client transitioned from an outsourced solution to license Fiserv software, and a third client plans to convert from an outsourced solution to an in-house solution.

The Financial segment revenues included early contract termination fees from clients that were acquired by other financial institutions of $7.1 million for the second quarter of 2005 compared to $5.1 million for the second quarter of 2004. For the first six months of 2005, the Financial segment revenues included early contract termination fees of $22.0 million compared to $19.4 million for the first six months of 2004. This segment’s businesses generally enter into three to five-year contracts with their clients that contain early contract termination fees. These fees are very unpredictable and can vary significantly from period to period based on the number of terminated contracts and how early in the contract term a contract is terminated.

The Health segment had revenue growth of $28.0 million, or 13%, in the second quarter of 2005 compared to 2004 and $62.5 million, or 15%, in the first six months of 2005 compared to 2004. The internal revenue growth rate in this segment for the second quarter of 2005 was 10% (6% due to the inclusion in revenues and cost of revenues of prescription ingredient costs) compared to 50% in 2004 (36% due to the inclusion in revenues and cost of revenues of prescription ingredient costs) and for the first six months of 2005 was 12% (8% due to the inclusion in revenues and cost of revenues of prescription ingredient costs) compared to 46% (34% due to the inclusion in revenues and cost of revenues of prescription ingredient costs). The decrease in the second quarter and year to date 2005 internal revenue growth rates compared to 2004 was primarily due to significant growth of the Company’s pharmacy services businesses in early 2004 based on the signing of some very large clients. In addition, growth of the health plan administration businesses in 2005 has been negatively impacted by increased competition in the large commercial employer market.

The Investment segment had internal revenue growth of $3.3 million, or 10%, in the second quarter of 2005 compared to 2004 and $5.6 million, or 9%, in the first six months of 2005 compared to 2004.

Cost of Revenues

Total cost of revenues increased $57.9 million, or 9%, in the second quarter of 2005 compared to 2004 and $102.0 million, or 8%, in the first six months of 2005 compared to 2004. As a percentage of processing and services revenues, cost of revenues were 79% for the three and six month periods ended June 30, 2005 compared to 80% in the three and six month periods ended June 30, 2004. The make-up of expense categories included in cost of revenues in 2005 as a percentage of processing and services revenues was relatively consistent with the prior year. For the six months ended June 30, 2005, prescription costs as a percentage of revenues increased to 14% compared to 12% in the prior year period due to growth in the pharmacy services businesses in the Health segment. The pharmacy services businesses have a very high proportion of total costs related to the prescription cost which increased by $50.8 million in the first six months of 2005 from 2004 as a result of increased revenues.

Operating Income

Operating income increased $25.3 million, or 16%, in the second quarter of 2005 compared to 2004 and $52.0 million, or 16%, in the first six months of 2005 compared to 2004. The operating income increases were primarily derived from the Financial segment. Operating margins in the Financial segment were 25% in the second quarter of 2005 and 26% for the first six months of 2005. The increase in operating margins in 2005 compared to the prior year periods was primarily driven by increased software license revenues and higher than normal flood insurance claims processing revenue (both of which generate higher incremental margins) along with continued cost synergies from previously completed product consolidations.

The Health segment’s operating margin was 8% in the second quarter of 2005 and 2004 and 8% in the first six months of 2005 compared to 9% in 2004.

The Investment segment’s operating margin was 24% in the second quarter of 2005 compared to 16% in 2004 and 20% in the first six months of 2005 compared to 15% in 2004. The increase in operating margin in the second quarter of 2005 compared to the prior periods was primarily due to a temporary increase in cash investment balances that improved net investment income and continued client growth, especially in the custody and trading services for registered investment advisors.

Discontinued Operations

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. for $344.9 million paid in cash at closing, subject to certain post-closing adjustments. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the Company’s carrying value of its investment. In the first quarter of 2005, the Company recorded a net loss on the sale of discontinued operations of $0.4 million, net of related income taxes of $48.7 million. The higher income tax expense on the sale of the securities clearing operations was primarily due to a significantly lower tax basis than book basis in the discontinued operations due primarily to a tax free exchange in the Company’s initial purchase of one of the companies included in discontinued operations. The stock purchase agreement also provides for a contingent payment of up to $15.0 million to be paid after the first anniversary of the closing date based on achievement of certain revenue targets. In addition, as part of the stock purchase agreement, the Company retained the liability associated with the Securities and Exchange Commission’s (“SEC”) investigation of the mutual fund trading practices of the securities clearing businesses. In April 2005, Fiserv Securities, Inc. settled with the SEC on this matter for $15.0 million which was fully accrued for in the Company’s 2004 financial statements.

Interest expense-net

During the first six months of 2005, net interest expense was $4.9 million compared to $9.2 million for the same period in 2004. The decrease in net interest expense was due to interest income earned on increased cash balances which primarily resulted from the proceeds received on the sale of the securities clearing businesses.

Realized Gain from Sale of Investment

During the first six months of 2005, the Company recorded a one-time realized gain of $43.5 million, or $0.14 per share, from the sale of its remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock.

Income Tax Provision

The year to date effective income tax rate on continuing operations was 38.7% in 2005 and 38.9% in 2004.

Net Income Per Share - Diluted

Net income per share-diluted for the second quarter was $0.59 in 2005 compared to $0.48 in 2004. Net income per share-diluted for the first six months of 2005 was $1.30 compared to $0.95 in the comparable 2004 period. The $1.30 in net income per share for the first six months of 2005 was positively impacted by $0.14 per share due to a one-time realized gain on the sale of the 3.2 million shares of Bisys Group, Inc. common stock.

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

	Six months ended June 30,
(In millions)	2005	2004
Net cash provided by operating activities	$249.7	$329.2
Capital expenditures, including capitalization of software costs for external customers	(69.6)	(68.9)

Free cash flow	$180.0	$260.3

Free cash flow in the first six months of 2005 was $180.0 million, decreasing $80.3 million over the prior year period. A majority of the decline in free cash flow was due to changes in accrued and deferred income taxes of $53.0 million compared to 2004 resulting primarily from higher required estimated tax payments in the first six months of 2005 compared to 2004. In addition, free cash flow was also negatively impacted by an increase in accounts receivable of $24.7 million in 2005, or 6%, primarily due to increased internal revenue growth in the Financial segment and the timing of accounts receivable collections. Gross software development costs for external customers capitalized in the first six months of 2005 were $22.7 million, offset by associated amortization of $25.5 million.

In the first quarter of 2005, the Company received a $68.0 million cash distribution from the discontinued securities clearing businesses prior to the sale and received $344.9 million in proceeds from the sale of the Company’s securities clearing businesses. During the quarter ended June 30, 2005, the Company paid additional expenses related to the sale of its securities clearing businesses for income taxes and the settlement of the SEC’s investigation of the mutual fund trading practices of the securities clearing businesses.

During the six months ended June 30, 2005, the Company made payments of $135.7 million related to the acquisition of businesses and contingent payments on previous acquisitions. In addition, the Company repurchased $263.2 million of common stock during the six months ended June 30, 2005 and has 1.8 million shares available for repurchase as of June 30, 2005. In July 2005, the Company’s Board of Directors authorized the repurchase of an additional 10 million shares of the Company’s common stock.

The Company has a credit facility totaling $700.0 million, which is comprised of a $465.3 million five-year revolving credit facility due in 2009 and a $234.7 million 364-day revolving credit facility which is renewable annually through 2009. Long-term debt includes $190.2 million borrowed under the credit facility at June 30, 2005. The Company must, among other requirements, maintain a minimum net worth of $1.9 billion as of June 30, 2005 and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. At June 30, 2005, the Company had $490.7 million of long-term debt, while shareholders’ equity was $2.6 billion. The Company was in compliance with all covenants as of June 30, 2005.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2005, without admitting or denying the findings of the Securities and Exchange Commission (“SEC”), Fiserv Securities, Inc. (“FSI”) consented to an SEC order censuring FSI, requiring it to pay disgorgement in the amount of $5 million and a civil penalty in the amount of $10 million and requiring FSI to comply with certain undertakings. The aggregate $15 million was paid to the SEC in April 2005 and was fully accrued for in the Company’s 2004 financial statements. The Company sold FSI in March 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 1 - 30, 2005	1,235,300	$40.56	1,235,300	4,279,930
May 1 - 31, 2005	741,600	$42.91	741,600	3,538,330
June 1 - 30, 2005	1,725,000	$43.22	1,725,000	1,813,330

Total	3,701,900	$42.27	3,701,900

(1)	In 2004, the Company’s Board of Directors authorized the repurchase of 8.3 million shares of the Company’s common stock. As of June 30, 2005, 1,813,330 shares remained authorized for purchase under that program. The repurchase authorization does not expire.
(2)	In July 2005, the Company’s Board of Directors authorized the repurchase of an additional 10 million shares of the Company’s common stock. The repurchase authorization does not expire.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fiserv, Inc. (Registrant)

Date:	July 29, 2005	By:	/s/ Kenneth R. Jensen
KENNETH R. JENSEN
Senior Executive Vice President, Chief
Financial Officer, Treasurer and Assistant
Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer, dated July 29, 2005

31.2	Certification of the Chief Financial Officer, dated July 29, 2005

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated July 29, 2005