Form 10-Q
period 2005-09-30
FISERV INC
filed 2005-10-28
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2005, there were 184,494,294 shares of common stock, $.01 par value, of the Registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Processing and services	$925,287	$843,095	$2,720,701	$2,484,493
Customer reimbursements	86,358	91,597	260,484	278,849

Total revenues	1,011,645	934,692	2,981,185	2,763,342

Cost of revenues:
Salaries, commissions and payroll related costs	356,214	328,095	1,048,391	982,250
Customer reimbursement expenses	86,358	91,597	260,484	278,849
Data processing costs and equipment rentals	52,054	49,598	157,486	155,287
Prescription costs	139,125	114,920	394,306	319,305
Other operating expenses	162,092	132,345	441,286	393,413
Depreciation and amortization	44,283	44,439	132,452	137,290

Total cost of revenues	840,126	760,994	2,434,405	2,266,394

Operating income	171,519	173,698	546,780	496,948
Interest expense - net	(3,429)	(4,395)	(8,371)	(13,613)
Realized gain from sale of investment	—	—	43,452	—

Income from continuing operations before income taxes	168,090	169,303	581,861	483,335
Income tax provision	58,751	65,008	218,880	187,236

Income from continuing operations	109,339	104,295	362,981	296,099

Income (loss) from discontinued operations, net of tax	3,600	(11,938)	2,981	(15,910)

Net income	$112,939	$92,357	$365,962	$280,189

Basic net income (loss) per share:
Continuing operations	$0.58	$0.53	$1.90	$1.52
Discontinued operations	0.02	(0.06)	0.02	(0.08)

Total	$0.60	$0.47	$1.92	$1.44

Diluted net income (loss) per share:
Continuing operations	$0.58	$0.53	$1.88	$1.50
Discontinued operations	0.02	(0.06)	0.02	(0.08)

Total	$0.60	$0.47	$1.90	$1.42

Shares used in computing net income (loss) per share:
Basic	187,406	195,334	190,556	194,980

Diluted	189,676	197,472	192,799	197,305

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$174,013	$516,127
Accounts receivable - net	518,200	437,764
Prepaid expenses and other assets	104,902	100,810
Investments	2,257,225	1,984,536
Property and equipment - net	210,491	200,709
Intangible assets - net	606,589	532,539
Goodwill - net	2,241,484	1,859,347
Assets of discontinued operations held for sale	—	2,751,517

Total	$6,112,904	$8,383,349

Liabilities and Shareholders’ Equity
Accounts payable	$232,819	$202,616
Short-term borrowings	50,000	100,000
Accrued expenses	334,838	363,513
Accrued income taxes	6,291	44,955
Deferred revenues	206,842	226,080
Customer funds held and retirement account deposits	2,025,545	1,829,639
Deferred income taxes	170,222	134,330
Long-term debt	588,667	505,327
Liabilities of discontinued operations held for sale	—	2,412,467

Total liabilities	3,615,224	5,818,927

Shareholders’ equity:
Preferred stock, no par value:
25,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 197,455,043 and 195,940,360 shares issued	1,975	1,959
Additional paid-in capital	704,001	679,573
Accumulated other comprehensive income	190	26,695
Accumulated earnings	2,286,501	1,920,539
Treasury stock, at cost, 11,861,670 and 1,691,500 shares	(494,987)	(64,344)

Total shareholders’ equity	2,497,680	2,564,422

Total	$6,112,904	$8,383,349

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$365,962	$280,189
Adjustment for discontinued operations	(2,981)	15,910
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain from sale of investment	(43,452)	—
Deferred income taxes	16,646	45,337
Depreciation and amortization	132,452	137,290
Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
Accounts receivable	(48,238)	(13,943)
Prepaid expenses and other assets	(6,925)	574
Accounts payable and accrued expenses	5,079	25,070
Deferred revenues	(18,829)	(8,359)
Accrued income taxes	(9,737)	31,703

Net cash provided by operating activities	389,977	513,771

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(109,481)	(108,379)
Payment for acquisitions of businesses, net of cash acquired	(495,040)	(51,096)
Proceeds from sale of businesses, net of expenses paid	283,273	—
Cash distribution received from discontinued operations prior to sale	68,000	—
Investments	(278,712)	(172,010)

Net cash used in investing activities	(531,960)	(331,485)

Cash flows from financing activities:
Repayment of short-term debt - net	(50,000)	—
Proceeds from (repayments of) long-term debt - net	83,163	(209,759)
Issuance of common stock and treasury stock	29,302	26,530
Purchases of treasury stock	(458,502)	—
Customer funds held and retirement account deposits	195,906	247,468

Net cash (used in) provided by financing activities	(200,131)	64,239

Change in cash and cash equivalents	(342,114)	246,525
Beginning balance	516,127	162,668

Ending balance	$174,013	$409,193

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation. See the Company’s results by business segment in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2. Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that requires companies to expense the value of employee stock purchase plan awards, stock option grants and similar awards. In April 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the effective date of SFAS 123R to the beginning of each registrant’s next fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R on January 1, 2006 and continues to evaluate the impact that the adoption of the final standard will have on the Company’s financial statements.

3. Acquisitions

During the nine month period ended September 30, 2005, the Company completed seven acquisitions for net cash consideration of $428.0 million, including $349.9 million that was paid at the closing of the BillMatrix acquisition on August 12, 2005. The operations of these acquisitions are included in the consolidated results of operations from the dates of acquisition. Pro forma information for the acquisitions is not presented as the impact was not material. Also, during the first nine months of 2005, as a result of previously acquired entities achieving their operating income targets, the Company paid additional cash consideration of $67.0 million, which was treated as additional purchase price.

4. Discontinued Operations

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. for $344.9 million paid in cash at closing, subject to certain post-closing adjustments. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the Company’s carrying value of its investment. The stock purchase agreement also provides for a contingent payment of up to $15.0 million to be paid after the first anniversary of the closing date based on achievement of certain revenue targets. In addition, as part of the stock purchase agreement, the Company retained the liability associated with the SEC investigation of the mutual fund trading practices of the securities clearing businesses. In April 2005, Fiserv Securities, Inc. (“FSI”) settled with the SEC on this matter for $15.0 million, which was fully accrued for in the Company’s 2004 financial statements. During the third quarter of 2005, the Company recorded a $3.6 million tax benefit, or $0.02 per share, in diluted earnings in discontinued operations associated with the favorable resolution of a tax uncertainty.

Also, in the third quarter of 2005, the Company received an indemnification notice under the stock purchase agreement regarding FSI’s past maintenance of certain documentation related to FSI’s introducing broker dealers’ customers. The Company is currently investigating the merits of this matter and is unable to estimate or predict the ultimate outcome or determine whether this matter will have a material adverse impact on the Company’s discontinued operations’ results.

The Company’s securities clearing businesses are excluded from reported revenues, cost of revenues and operating cash flows and have been reported as discontinued operations for all periods presented. Summarized financial information for discontinued operations included in the financial statements for the three and nine month periods ended September 30, 2005 and 2004 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2005	2004	2005	2004
Processing and services revenues	$—	$23,225	$26,295	$77,730
Cost of revenues	—	36,206	26,713	96,821

Operating loss before income taxes	—	(12,981)	(418)	(19,091)
Income tax benefit	3,600	1,043	3,762	3,181
Loss on sale of businesses, net of income taxes of $48,670	—	—	(363)	—

Income (loss) from discontinued operations, net of tax	$3,600	$(11,938)	$2,981	$(15,910)

5. Long-Term Debt

The Company has a credit facility totaling $700.0 million, which is comprised of a $465.3 million five-year revolving credit facility due in 2009 and a $234.7 million 364-day revolving credit facility that is renewable annually through 2009. The Company must, among other requirements, maintain a minimum net worth of $1.9 billion as of September 30, 2005 and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all debt covenants at September 30, 2005.

6. Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not record compensation expense in the condensed consolidated financial statements for its stock-option compensation plans.

The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The fair value of each option issued prior to January 1, 2004 was estimated on the date of grant using a Black-Scholes option-pricing model. For options granted on or after January 1, 2004, the fair value of each option was estimated on the date of grant using a binomial option-pricing model. Stock options are typically granted in the first quarter of the year, generally vest 20% on the date of grant and 20% each year thereafter and expire 10 years from the date of the award. As a result, the expense that would be recognized under SFAS 123 during the first quarter is significantly higher than the expense for the remaining quarters. The calculated expense for the nine month period ended September 30, 2005 was higher than the expense in the comparable period in 2004 as certain participants met accelerated vesting provisions stipulated in the stock option agreements related to age and years of service with the Company in the first quarter of 2005.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income:
As reported	$112,939	$92,357	$365,962	$280,189
Less: stock compensation expense — net of tax	(3,900)	(4,000)	(17,700)	(13,700)

Pro forma	$109,039	$88,357	$348,262	$266,489

Reported net income per share:
Basic	$0.60	$0.47	$1.92	$1.44
Diluted	0.60	0.47	1.90	1.42
Pro forma net income per share:
Basic	$0.58	$0.45	$1.83	$1.37
Diluted	0.57	0.45	1.81	1.35

7. Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2005	2004	2005	2004
Weighted-average shares outstanding used for calculation of net income per share-basic	187,406	195,334	190,556	194,980
Common stock equivalents	2,270	2,138	2,243	2,325

Total shares used for calculation of net income per share-diluted	189,676	197,472	192,799	197,305

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive	27	4,291	29	4,079

8. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges and is as follows:

	Three months ended September 30,		Nine months ended September 30,

(In thousands)	2005	2004	2005	2004
Net income	$112,939	$92,357	$365,962	$280,189
Components of comprehensive income - net	2,813	343	(26,505)	3,144

Comprehensive Income	$115,752	$92,700	$339,457	$283,333

The components of comprehensive income for the nine month period ended September 30, 2005 were negatively impacted by the realized gain on the sale of the Company’s remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock which was recorded in the first quarter of 2005.

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

The following tables and discussion exclude the revenues and expenses associated with customer reimbursements because management believes that it is not appropriate to include customer reimbursements in analyzing the current performance of the Company as these balances offset in revenues and expenses with no impact on operating income and these amounts are not an indicator of current or future business trends. Customer reimbursements, which primarily consist of pass-through expenses such as postage and data communication costs, were $86.4 million and $91.6 million for the three month periods ended September 30, 2005 and 2004 and $260.5 million and $278.8 million for the nine month periods ended September 30, 2005 and 2004, respectively. The following tables present, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of income, the relative percentage that those amounts represent to processing and services revenues, and the change in those amounts from period to period.

	Three months ended September 30,
	(In millions)		Percentage of revenues		Increase (Decrease)
	2005	2004	2005	2004	In millions	Percentage
Processing and services revenues by segment:
Financial	$634.1	$587.7	69%	70%	$46.3	8%
Health	258.5	224.1	28%	27%	34.4	15%
Investment	32.7	31.3	4%	4%	1.4	5%

Total	$925.3	$843.1	100%	100%	$82.2	10%

Cost of revenues:
Salaries, commissions and payroll related costs	$356.2	$328.1	38%	39%	$28.1	9%
Data processing costs and equipment rentals	52.1	49.6	6%	6%	2.5	5%
Prescription costs	139.1	114.9	15%	14%	24.2	21%
Other operating expenses	162.1	132.3	18%	16%	29.7	22%
Depreciation and amortization	44.3	44.4	5%	5%	(0.2)	0%

Total	$753.8	$669.4	81%	79%	$84.4	13%

Operating income by segment: (1)
Financial	$145.8	$148.8	23%	25%	$(2.9)	(2)%
Health	20.1	19.6	8%	9%	0.5	2%
Investment	5.5	5.3	17%	17%	0.3	5%

Total	$171.5	$173.7	19%	21%	$(2.2)	(1)%

	Nine months ended September 30,
	(In millions)		Percentage of revenues		Increase (Decrease)
	2005	2004	2005	2004	In millions	Percentage
Processing and services revenues by segment:
Financial	$1,874.7	$1,742.4	69%	70%	$132.3	8%
Health	745.9	648.9	27%	26%	97.0	15%
Investment	100.2	93.2	4%	4%	7.0	8%

Total	$2,720.7	$2,484.5	100%	100%	$236.2	10%

Cost of revenues:
Salaries, commissions and payroll related costs	$1,048.4	$982.3	39%	40%	$66.1	7%
Data processing costs and equipment rentals	157.5	155.3	6%	6%	2.2	1%
Prescription costs	394.3	319.3	14%	13%	75.0	23%
Other operating expenses	441.3	393.4	16%	16%	47.9	12%
Depreciation and amortization	132.5	137.3	5%	6%	(4.8)	(4)%

Total	$2,173.9	$1,987.5	80%	80%	$186.4	9%

Operating income by segment: (1)
Financial	$466.1	$426.2	25%	24%	$39.9	9%
Health	61.3	56.3	8%	9%	5.0	9%
Investment	19.4	14.4	19%	16%	4.9	34%

Total	$546.8	$496.9	20%	20%	$49.8	10%

(1)	Operating margin by segment is calculated as a percentage of each segment’s processing and services revenues.

Internal Revenue Growth

Internal revenue growth percentages are measured as the increase or decrease in total processing and services revenues for the current period less “acquired revenue from acquisitions” divided by total processing and services revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition normalized revenue of acquired companies, less dispositions, for the comparable prior year period. Internal revenue growth percentage is a non-GAAP financial measure that the Company believes is useful to investors because it provides a breakdown of internal and acquisition-related revenue growth. The following tables set forth the calculation of internal revenue growth for the three and nine month periods ended September 30, 2005:

	Three months ended September 30,
	(In millions)			2005 Internal Growth %	2004 Internal Growth %
	2005	2004	Increase (Decrease)
Total Company
Processing and services revenues	$925.3	$843.1	$82.2
Acquired revenue from acquisitions		20.8	(20.8)

Adjusted revenues	$925.3	$863.9	$61.4	7%	8%

By Segment:
Financial
Processing and services revenues	$634.1	$587.7	$46.3
Acquired revenue from acquisitions		13.7	(13.7)

Adjusted revenues	$634.1	$601.4	$32.6	5%	2%

Health
Processing and services revenues	$258.5	$224.1	$34.4
Acquired revenue from acquisitions		7.1	(7.1)

Adjusted revenues	$258.5	$231.2	$27.3	12%	28%

Investment
Processing and services revenues	$32.7	$31.3	$1.4	5%	13%

	Nine months ended September 30,
	(In millions)			2005 Internal Growth %	2004 Internal Growth %
	2005	2004	Increase (Decrease)
Total Company
Processing and services revenues	$2,720.7	$2,484.5	$236.2
Acquired revenue from acquisitions		44.7	(44.7)

Adjusted revenues	$2,720.7	$2,529.2	$191.5	8%	10%

By Segment:
Financial
Processing and services revenues	$1,874.7	$1,742.4	$132.3
Acquired revenue from acquisitions		26.7	(26.7)

Adjusted revenues	$1,874.7	$1,769.1	$105.6	6%	2%

Health
Processing and services revenues	$745.9	$648.9	$97.0
Acquired revenue from acquisitions		18.0	(18.0)

Adjusted revenues	$745.9	$666.9	$79.0	12%	39%

Investment
Processing and services revenues	$100.2	$93.2	$7.0	8%	7%

Processing and Services Revenues

Total processing and services revenues increased $82.2 million, or 10%, in the third quarter of 2005 compared to 2004 and $236.2 million, or 10%, in the first nine months of 2005 compared to 2004. Internal revenue growth for the third quarter of 2005 was 7% compared to 8% in 2004 and for the first nine months of 2005 was 8% compared to 10% in 2004. The decrease in the Company’s overall internal revenue growth rate in 2005 compared to 2004 was primarily due to lower revenue growth in the Health segment, partially offset by increased internal revenue growth in the Financial segment. Overall internal revenue growth in 2005 was primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients.

The Financial segment had revenue growth of $46.3 million, or 8%, in the third quarter of 2005 compared to 2004 and $132.3 million, or 8%, in the first nine months of 2005 compared to 2004 primarily driven by internal revenue growth. The internal revenue growth rate in this segment for the third quarter was 5% in 2005 compared to 2% in 2004 and for the first nine months was 6% in 2005 compared to 2% in 2004. The largest contributors to the increased 2005 year to date internal revenue growth rate in this segment were increased volumes and new clients in the lending division’s loan settlement services businesses, incremental revenue associated with the Australian check processing business that began operations in mid-April 2005, strong software license revenues in the first half of 2005 and higher than normal revenues associated with flood insurance claims processing in the first half of 2005.

As indicated in the Company’s second quarter Form 10-Q, revenues in the Financial segment, primarily in 2006, will be negatively impacted by approximately $40 million due to changes affecting three client relationships. One client is in the process of being acquired, another client transitioned from an outsourced solution to license Fiserv software, and a third client plans to convert from an outsourced solution to an in-house solution.

The Financial segment revenues included early contract termination fees from clients that were acquired by other financial institutions of $4.4 million for the third quarter of 2005 compared to $12.3 million for the third quarter of 2004. For the first nine months of 2005, the Financial segment revenues included early contract termination fees of $26.4 million compared to $31.8 million for the first nine months of 2004. This segment’s businesses generally enter into three to five-year contracts with their clients that contain early contract termination fees. These fees are very unpredictable and can vary significantly from period to period based on the number of terminated contracts and how early in the contract term a contract is terminated.

The Health segment had revenue growth of $34.4 million, or 15%, in the third quarter of 2005 compared to 2004 and $97.0 million, or 15%, in the first nine months of 2005 compared to 2004. The internal revenue growth rate in this segment for the third quarter of 2005 was 12% (9% due to the inclusion in revenues and cost of revenues of prescription ingredient costs) compared to 28% in 2004 (18% due to the inclusion in revenues and cost of revenues of prescription ingredient costs) and for the first nine months of 2005 was 12% (8% due to the inclusion in revenues and cost of revenues of prescription ingredient costs) compared to 39% (28% due to the inclusion in revenues and cost of revenues of prescription ingredient costs). The decrease in the third quarter and year to date 2005 internal revenue growth rates compared to 2004 was primarily due to significant growth of the Company’s pharmacy services businesses in early 2004 based on the signing of some very large clients. In addition, growth of the health plan administration businesses in 2005 has been negatively impacted by increased competition in the large commercial employer market.

The Investment segment had internal revenue growth of $1.4 million, or 5%, in the third quarter of 2005 compared to 2004 and $7.0 million, or 8%, in the first nine months of 2005 compared to 2004.

Cost of Revenues

Total cost of revenues increased $84.4 million, or 13%, in the third quarter of 2005 compared to 2004 and $186.4 million, or 9%, in the first nine months of 2005 compared to 2004. As a percentage of processing and services revenues, cost of revenues were 81% for the three month period ended September 30, 2005 compared to 79% in the three month period ended September 30, 2004 and 80% for the nine month periods ended September 30, 2005 and 2004. The composition of expense categories included in cost of revenues in 2005 as a percentage of processing and services revenues was relatively consistent with the prior year. For the three months ended September 30, 2005, other operating expenses as a percentage of revenues increased to 18% compared to 16% in the prior year period primarily due to additional product development costs in the lending division and revenue growth of the Company’s lending division’s loan settlement services businesses which have a higher proportion of other expenses than the overall make-up of the Company.

Operating Income

Operating income decreased $2.2 million, or 1%, in the third quarter of 2005 compared to 2004 and increased $49.8 million, or 10%, in the first nine months of 2005 compared to 2004. Operating margins in the Financial segment were 25% in the first nine months of 2005 compared to 24% in the first nine months of 2004 and 23% in the third quarter of 2005 compared to 25% in the third quarter of 2004. The decrease in operating margin in the third quarter of 2005 compared to the prior year period was primarily driven by reduced termination fees of $7.9 million, additional costs related to ramping up the Australian item processing contract and increased product development costs in the Company’s lending businesses.

The Health segment’s operating margin was 8% in the third quarter and nine month period ended September 30, 2005 compared to 9% in 2004 for the same periods and decreased slightly from the prior year periods due to growth in the pharmacy services businesses which generate lower operating margins due to the inclusion of prescription ingredient costs in revenues and cost of revenues.

The Investment segment’s operating margin was 17% in the third quarter of 2005 and 2004 and 19% in the first nine months of 2005 compared to 16% in 2004. The increase in operating margin in the first nine months of 2005 compared to the prior period was primarily due to a temporary increase in cash investment balances in the second quarter of 2005 that improved net investment income and continued new client growth, especially in the custody and trading services for registered investment advisors.

Discontinued Operations

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. for $344.9 million paid in cash at closing, subject to certain post-closing adjustments. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the Company’s carrying value of its investment. In the first quarter of 2005, the Company recorded a net loss on the sale of discontinued operations of $0.4 million, net of related income taxes of $48.7 million. The higher income tax expense on the sale of the securities clearing operations was primarily due to a significantly lower tax basis than book basis in the discontinued operations due primarily to a tax free exchange in the Company’s initial purchase of one of the companies included in discontinued operations. The stock purchase agreement also provides for a contingent payment of up to $15.0 million to be paid after the first anniversary of the closing date based on achievement of certain revenue targets. In addition, as part of the stock purchase agreement, the Company retained the liability associated with the Securities and Exchange Commission’s (“SEC”) investigation of the mutual fund trading practices of the securities clearing businesses. In April 2005, Fiserv Securities, Inc. settled with the SEC on this matter for $15.0 million which was fully accrued for in the Company’s 2004 financial statements. During the third quarter of 2005, the Company recorded a $3.6 million tax benefit, or $0.02 per share, in diluted earnings in discontinued operations associated with the favorable resolution of a tax uncertainty.

Also, in the third quarter of 2005, the Company received an indemnification notice under the stock purchase agreement regarding FSI’s past maintenance of certain documentation related to FSI’s introducing broker dealers’ customers. The Company is currently investigating the merits of this matter and is unable to estimate or predict the ultimate outcome or determine whether this matter will have a material adverse impact on the Company’s discontinued operations’ results.

Interest expense-net

During the first nine months of 2005, net interest expense was $8.4 million compared to $13.6 million for the same period in 2004. The decrease in net interest expense was due primarily to increased interest income earned on increased cash balances in the first half of 2005 resulting from the proceeds received on the sale of the securities clearing businesses.

Realized Gain from Sale of Investment

During the first nine months of 2005, the Company recorded a one-time realized gain of $43.5 million, or $0.14 per share, from the sale of its remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock.

Income Tax Provision

The year to date effective income tax rate on continuing operations was 37.6% in 2005 and 38.7% in 2004. During the quarter ended September 30, 2005, earnings from continuing operations were positively impacted by an income tax benefit of $6.3 million, or $0.03 per diluted share, due to the realization of certain one-time tax benefits associated with a number of factors including tax law changes, tax audits closing and finalization of various tax returns. The Company’s fourth quarter effective tax rate is anticipated to be 38.4%.

Net Income Per Share - Diluted

Net income per share-diluted for the third quarter was $0.60 in 2005 compared to $0.47 in 2004. Net income per share-diluted for the first nine months of 2005 was $1.90 compared to $1.42 in the comparable 2004 period. The $1.88 in diluted net income per share from continuing operations for the first nine months of 2005 was positively impacted by $0.14 per share due to a one-time realized gain on the sale of the 3.2 million shares of Bisys Group, Inc. common stock.

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

	Nine months ended September 30,
(In millions)	2005	2004
Net cash provided by operating activities	$390.0	$513.8
Capital expenditures, including capitalization of software costs for external customers	(109.5)	(108.4)

Free cash flow	$280.5	$405.4

Free cash flow in the first nine months of 2005 was $280.5 million, decreasing $124.9 million over the prior year period. A majority of the decline in free cash flow was due to changes in accrued income taxes resulting primarily from higher required estimated tax payments in the first nine months of 2005 compared to 2004. In addition, free cash flow was also negatively impacted by an increase in accounts receivable of $48.2 million in 2005, or 11%, primarily due to increased internal revenue growth in the Financial segment and the timing of accounts receivable collections. Gross software development costs for external customers capitalized in the first nine months of 2005 were $36.1 million, offset by associated amortization of $36.6 million.

In the first quarter of 2005, the Company received a $68.0 million cash distribution from the discontinued securities clearing businesses prior to the sale and received $344.9 million in proceeds from the sale of the Company’s securities clearing businesses. During the nine months ended September 30, 2005, the Company paid additional expenses related to the sale of its securities clearing businesses for income taxes and the settlement of the SEC’s investigation of the mutual fund trading practices of the securities clearing businesses.

During the nine months ended September 30, 2005, the Company paid $495.0 million related to the acquisition of businesses and for contingent payments on previous acquisitions. In addition, the Company repurchased $458.5 million of its common stock during the nine months ended September 30, 2005 and has 7.4 million shares authorized for repurchase as of September 30, 2005.

The Company has a credit facility totaling $700.0 million, which is comprised of a $465.3 million five-year revolving credit facility due in 2009 and a $234.7 million 364-day revolving credit facility which is renewable annually through 2009. Long-term debt includes $290.1 million borrowed under the credit facility at September 30, 2005. The Company must, among other requirements, maintain a minimum net worth of $1.9 billion as of September 30, 2005 and limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. At September 30, 2005, the Company had $588.7 million of long-term debt, while shareholders’ equity was $2.5 billion. The Company was in compliance with all covenants as of September 30, 2005.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain matters discussed herein are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” or “expects,” or words of similar import. Similarly, statements that describe future plans, objectives or goals of the Company are also forward-looking statements. Such forward-looking statements are subject to certain assumptions, risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect results include, among others, economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, markets, services and related products, prices, level of contract termination fees, anticipated tax rates and other factors discussed in the Company’s prior filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The Company assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2005	1,525,000	$44.07	1,525,000	10,288,330
August 1-31, 2005	1,400,000	$45.18	1,400,000	8,888,330
September 1-30, 2005	1,452,000	$44.69	1,452,000	7,436,330

Total	4,377,000	$44.63	4,377,000

(1)	In 2004, the Company’s Board of Directors authorized the repurchase of 8.3 million shares of the Company’s common stock which has been fully utilized as of September 30, 2005. In July 2005, the Company’s Board of Directors authorized the repurchase of an additional 10.0 million shares of the Company’s common stock. The repurchase authorization does not expire. As of September 30, 2005, 7,436,330 shares were authorized for purchase under that program.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fiserv, Inc.
(Registrant)

Date: October 28, 2005	By:	/s/ Kenneth R. Jensen
KENNETH R. JENSEN
Senior Executive Vice President, Chief
Financial Officer, Treasurer and Assistant
Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer, dated October 28, 2005

31.2	Certification of the Chief Financial Officer, dated October 28, 2005

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated October 28, 2005