Form 10-K
period 2005-12-31
FISERV INC
filed 2006-03-15
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.01 Par Value

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005: $7,816,539,003.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2006: 178,929,400

DOCUMENTS INCORPORATED BY REFERENCE:

2005 Annual Report to Shareholders - Parts I, II, IV

Proxy Statement for May 24, 2006 Annual Meeting of Shareholders - Part III

Fiserv, Inc. and Subsidiaries

Form 10-K

December 31, 2005

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates” or “expects,” or words of similar import. Similarly, statements that describe future plans, objectives or goals of Fiserv, Inc. (“Fiserv” or the “Company”) are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect results include, among others, economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, markets, services and related products, prices and other factors discussed under “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Fiserv assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

Fiserv provides integrated information management systems and services to the financial and health benefits industries, including transaction processing, outsourcing, business process outsourcing and software and systems solutions. The Company serves more than 17,000 clients worldwide, including banks, credit unions, financial planners and investment advisers, insurance companies and agents, self-insured employers, leasing companies, lenders, savings institutions and retailers/merchants. The Company operates centers in the United States for full-service financial data processing, software system development, item processing and check imaging, technology support and related product businesses. The Company’s operations are principally domestic and in 2005 international operations constituted approximately 4% of total revenues through business support centers in Argentina, Australia, Canada, China, Colombia, Costa Rica, India, Indonesia, the Philippines, Puerto Rico, Poland, Singapore and the United Kingdom.

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

Business Strategy

The market for products and services offered by financial institutions undergoes continuous change. The financial industry introduces and implements new alternative lending, investment, deposit and payment products with great frequency. The distinctions among financial services traditionally offered by banking, thrift and credit union organizations as well as by securities and insurance firms continue to narrow, as traditionally different entities compete for the same ultimate customers with competitive services. Financial institutions diversify and consolidate on an ongoing basis in response to market pressures, as well as under the auspices of regulatory agencies.

Although such market changes have led to consolidations that have reduced the number of financial institutions in the United States, consolidation has not resulted in a material reduction of the number of customers or financial accounts serviced by the financial industry as a whole.

To stay competitive in this changing marketplace, financial institutions are providing their customers with a broad variety of new products and services that are typically transaction-oriented and fee-based. The growing volume and types of transactions, accounts and payment mechanisms have increased the data processing and other service requirements of these institutions. As a consequence, Fiserv believes that the financial services industry is one of the largest users of data processing products and services.

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

Fiserv provides financial institutions with software to run operations internally or outsource services. Many financial institutions that previously developed their own software systems and maintained their own data processing operations have outsourced their data processing requirements by licensing their software from a third-party or by contracting with third-party processors to reduce costs and enhance their products and services. Outsourcing can involve the licensing of software, which eliminates the costly technical expertise within a financial institution, or the utilization of service bureaus, facilities management or resource management capabilities. Fiserv provides all of these options to the financial industry.

In 2001, Fiserv expanded its scope of transaction processing from the financial industry to the health care industry, with the primary focus on the processing of health claims for employers that self-insure their health plans. These services include claim adjudication and payment, customer service, reporting and other related services.

In the health care market, as costs continue to rise, health plan sponsors continue to seek to reduce costs. Managed care companies and traditional third-party administrators, as well as many new niche specialty service providers, have turned their focus to broad cost-containment and related consulting needs or have sought to meet specific problems related to prescription management, health care administration or payment processing requirements. These organizations seek to assist the health plan sponsors to reduce their total healthcare costs while making themselves more operationally efficient, and by adding services to existing offerings that seek over a longer term to reduce ultimate costs and improve efficiencies. Fiserv has responded to the market demand for health care cost containment solutions by expanding its service offerings to include pharmacy benefits management, care management and subrogation services. In addition, with its acquisition of CareGain in January 2006, Fiserv has expanded its offerings to include technology and service solutions for the administration of consumer directed health plans that feature health reimbursement accounts, health savings accounts and flexible spending accounts.

Fiserv has implemented a strategy of continuing to develop new products, improving the cost effectiveness of services provided to clients, aggressively soliciting new clients and making both opportunistic and strategic acquisitions. In 2003, Fiserv acquired 12 businesses, with combined annual revenues of more than $610 million and approximately 3,200 employees. In 2004, Fiserv acquired four businesses, with combined annual revenues of more than $40 million and approximately 260 employees. In 2005, Fiserv acquired 8 businesses, with combined annual revenues of more than $100 million and approximately 520 employees. The following is a summary of acquisitions made by Fiserv since its organization.

Acquisition History

Formed	Acquired		Company	Service
1964	July	1984	First Data Processing, Milwaukee, WI	Data processing
1971	July	1984	Sunshine State Systems, Tampa, FL	Data processing
1966	Nov.	1984	San Antonio, Inc., San Antonio, TX	Data processing

1982	Oct.	1985	Sendero Corporation, Scottsdale, AZ	Asset/liability management
1962	Oct.	1985	First Trust Corporation, Denver, CO	Retirement plans
1962	Oct.	1985	First Retirement Marketing, Denver, CO	Retirement plan marketing

1973	Jan.	1986	On-Line, Inc., Seattle, WA	Data processing, forms
1966	May	1986	First City Financial Systems, Inc., Beaumont, TX	Data processing

1962	Feb.	1987	Pamico, Inc., Milwaukee, WI	Specialized forms
1975	Apr.	1987	Midwest Commerce Data Corp., Elkhart, IN	Data processing
1969	Apr.	1987	Fidelity Financial Services, Inc., Spokane, WA	Data processing
1965	Oct.	1987	Capbanc Computer Corp., Baton Rouge, LA (sold 1991)	Data processing

1971	Feb.	1988	Minnesota On-Line Inc., Minneapolis, MN	Data processing
1965	May	1988	Citizens Financial Corporation, Cleveland, OH	Data processing
1980	May	1988	ZFC Electronic Data Services, Inc., Bowling Green, KY	Data processing
1969	June	1988	GESCO Corporation, Fresno, CA	Data processing
1967	Nov.	1988	Valley Federal Data Services, Los Angeles, CA	Data processing
1984	Dec.	1988	Northeast Savings Data Services, Hartford, CT	Data processing

1982	May	1989	Triad Software Network, Ltd., Chicago, IL (sold 1996)	Data processing
1969	Aug.	1989	Northeast Datacom, Inc., New Haven, CT	Data processing

1978	Feb.	1990	Financial Accounting Services Inc., Pittsburgh, PA	Data processing
1974	June	1990	Accurate Data On Line, Inc., Titusville, FL	Data processing
1982	June	1990	GTE EFT Services Money Network, Fresno, CA	EFT networks
1968	July	1990	First Interstate Management, Milwaukee, WI	Data processing
1982	Oct.	1990	GTE ATM Networks, Fresno, CA	EFT networks
1867	Nov.	1990	Boston Safe Deposit & Trust Co. IP services, MA	Item processing
1968	Dec.	1990	First Bank, N.A. IP services, Milwaukee, WI	Item processing

1979	Apr.	1991	Citicorp Information Resources, Inc., Stamford, CT	Data processing
1980	Apr.	1991	BMS Processing, Inc., Randolph, MA	Item processing
1979	May	1991	FHLB of Dallas IP services, Dallas, TX	Item processing
1980	Nov.	1991	FHLB of Chicago IP services, Chicago, IL	Item processing

1977	Feb.	1992	Data Holdings, Inc., Indianapolis, IN	Automated card services
1980	Feb.	1992	BMS On-Line Services, Inc. (assets), Randolph, MA	Data processing
1982	Mar.	1992	First American Information Services, St. Paul, MN	Data processing
1981	July	1992	Cadre, Inc., Avon, CT (sold 1996)	Disaster recovery
1992	July	1992	Performance Analysis, Inc., Cincinnati, OH	Asset/liability management
1986	Oct.	1992	Chase Manhattan Bank, REALM Software, NY	Asset/liability management
1984	Dec.	1992	Dakota Data Processing, Inc., Fargo, ND	Data processing
1983	Dec.	1992	Banking Group Services, Inc., Somerville, MA	Item processing

1968	Feb.	1993	Basis Information Technologies, Atlanta, GA	Data processing, EFT
1986	Mar.	1993	IPC Service Corporation (assets), Denver, CO	Item processing

Formed	Acquired		Company	Service
1973	May	1993	EDS’ FHLB Seattle (assets), Seattle, WA	Item processing
1982	June	1993	Datatronix Financial Services, San Diego, CA	Item processing
1966	July	1993	Data Line Service, Covina, CA	Data processing
1978	Nov.	1993	Financial Processors, Inc., Miami, FL	Data processing
1974	Nov.	1993	Financial Data Systems, Jacksonville, FL	Item processing
1961	Nov.	1993	Financial Institutions Outsourcing, Pittsburgh, PA	Data processing
1972	Nov.	1993	Data-Link Systems, South Bend, IN	Mortgage banking services

1985	Apr.	1994	National Embossing Company, Inc., Houston, TX	Automated card services
1962	May	1994	Boatmen’s Information Systems of Iowa, Des Moines, IA	Data processing
1981	Aug.	1994	FHLB of Atlanta IP services, Atlanta, GA	Item processing
1989	Nov.	1994	CBIS Imaging Technology Banking Unit, Maitland, FL	Imaging technology
1987	Dec.	1994	RECOM Associates, Inc., Tampa, FL (sold 1998)	Network integration

1970	Jan.	1995	Integrated Business Systems, Glendale, CA	Specialized forms
1977	Feb.	1995	BankLink, Inc., New York, NY	Cash management
1976	May	1995	Information Technology, Inc., Lincoln, NE	Software and services
1957	Aug.	1995	Lincoln Holdings, Inc., Denver, CO	DP for retirement planning
1993	Sept.	1995	SRS, Inc., Austin, TX	Data processing
1992	Sept.	1995	ALLTEL’s Document Management Services, CA, NJ	Item processing
1978	Nov.	1995	Financial Information Trust, Des Moines, IA	Data processing

1983	Jan.	1996	UniFi, Inc., Fort Lauderdale, FL	Software and services
1982	Nov.	1996	Bankers Pension Services, Inc., Tustin, CA	DP for retirement planning

1992	Apr.	1997	AdminaStar Communications, Indianapolis, IN	Laser print/mailing services
1982	May	1997	Interactive Planning Systems, Atlanta, GA	PC-based financial systems
1983	May	1997	BHC Financial, Inc., Philadelphia, PA (sold 2005)	Securities services
1968	Sept.	1997	FIS, Inc., Orlando, FL, and Baton Rouge, LA	Data processing
n/a	Sept.	1997	Stephens Inc. clearing business, Little Rock, AR (sold 2005)	Securities services
1986	Oct.	1997	Emerald Publications, San Diego, CA	Financial seminars and training
1968	Oct.	1997	Central Service Corp., Greensboro, NC	Data and item processing
1993	Oct.	1997	Savoy Discount Brokerage, Seattle, WA (sold 2005)	Securities services
1990	Dec.	1997	Hanifen, Imhoff Holdings, Inc., Denver, CO (sold 2005)	Securities services

1980	Jan.	1998	Automated Financial Technology, Inc., Malvern, PA	Data processing
1981	Feb.	1998	The LeMans Group, King of Prussia, PA	Automobile leasing software
n/a	Feb.	1998	PSI Group, Seattle, WA	Laser printing
1956	Apr.	1998	Network Data Processing Corporation, Cedar Rapids, IA	Insurance data processing
1977	Apr.	1998	CUSA Technologies, Inc., Salt Lake City, UT	Software and services
1982	May	1998	Specialty Insurance Service, Orange, CA	Insurance data processing
1985	Aug.	1998	Deluxe Card Services, St. Paul, MN	Automated card services
1981	Oct.	1998	FHLB of Topeka IP services, Topeka, KS	Item processing
n/a	Oct.	1998	FiCATS, Norristown, PA	Item processing
1984	Oct.	1998	Life Instructors, Inc., New Providence, NJ	Insurance/securities training
1994	Nov.	1998	ASI Financial, Inc., New Jersey and New York	PC-based financial systems
1986	Dec.	1998	The FREEDOM Group, Inc., Cedar Rapids, IA	Insurance data processing

1994	Jan.	1999	QuestPoint, Philadelphia, PA	Item processing
1981	Feb.	1999	Eldridge & Associates, Lafayette, CA	PC-based financial systems
1984	Feb.	1999	RF/Spectrum Decision Science Corporation, Oakland, CA	Software and services
1978	Mar.	1999	FIPSCO, Inc., Des Plaines, IL	Insurance marketing systems

Formed	Acquired		Company	Service
1987	Apr.	1999	Progressive Data Solutions, Inc./Infinity Software Systems, Inc., Orlando, FL	Insurance software systems
1973	June	1999	JWGenesis Clearing Corp., Boca Raton, FL (sold 2005)	Securities services
1987	June	1999	Alliance ADS, Redwood Shores, CA	Imaging technology
1962	Aug.	1999	Envision Financial Technologies, Inc., Chicago, IL	Data processing
1995	Oct.	1999	Pinehurst Analytics, Inc., Chapel Hill, NC (sold 2003)	PC-based financial systems
1982	Dec.	1999	Humanic Design Corporation, Mahwah, NJ (sold 2001)	Software and services

1983	Jan.	2000	Patterson Press, Inc., Nashville, TN	Card services
1982	May	2000	Resources Trust Company, Denver, CO	DP for retirement planning
1986	Sept.	2000	National Flood Services, Inc., Kalispell, MT	Insurance data processing

1982	Jan.	2001	Benefit Planners, Boerne, TX	Health plan management
n/a	Feb.	2001	Marshall & Ilsley IP services, IA, MN, MO	Item processing
1972	Mar.	2001	Facilities and Services Corp., Agoura Hills, Novato, CA	Insurance software systems
1991	Mar.	2001	Remarketing Services of America, Inc., Amherst, NY	Automobile leasing services
1982	July	2001	EPSIIA Corporation, Austin, TX	Data processing
1996	July	2001	Catapult Technology Limited, London, England	Software and services
1985	Sept.	2001	FHLB of Pittsburgh IP services, Pittsburgh, PA	Item processing
1959	Nov.	2001	NCR bank processing operations, Dayton, OH	Data and item processing
1972	Nov.	2001	NCSI, Rockville, MD	Insurance data processing
1940	Nov.	2001	Integrated Loan Services, Rocky Hill, CT	Lending services
1954	Nov.	2001	Trewit Inc., Minneapolis, MN	Health plan management
n/a	Nov.	2001	FACT 400 credit card solution, Bogotá, Colombia	Software and services

1991	May	2002	Case Shiller Weiss, Inc., Cambridge, MA	Lending services
1974	Aug.	2002	Investec Ernst & Company’s clearing operations, NY (sold 2005)	Securities clearing services
n/a	Nov.	2002	Willis Group’s TPA operations, Nashville, TN, Wichita, KS	Health plan management
1989	Dec.	2002	EDS Corporation’s Consumer Network Services business, Morris Plains, NJ	EFT data processing
1979	Dec.	2002	Lenders Financial Services, Agoura Hills, CA	Lending services

1989	Jan.	2003	AVIDYN, Inc., Dallas, TX	Health plan management
1982	Mar.	2003	Precision Computer Systems, Inc., Souix Falls, SD	Software and services
1998	Apr.	2003	ReliaQuote, Inc., Falls Church, VA	Insurance services
2002	May	2003	WBI Holdings Corporation, Wausau, WI	Health plan management
1994	July	2003	Electronic Data Systems Corporation’s Credit Union Industry Group business, Plano, TX	Data processing
1986	July	2003	Chase Credit Systems, Inc. and Chase Credit Research, Inc, North Hollywood, CA	Lending services
1996	Sept.	2003	Unisure, Inc., Cincinnati, OH	Insurance data processing
1996	Sept.	2003	Insurance Management Solutions Group, Inc., St. Petersburg, FL	Insurance data processing
1998	Sept.	2003	GAC Holdings Corporation, Pittsburgh, PA	Lending services
1932	Oct.	2003	Federal Home Loan Bank of Indianapolis IP services, Indianapolis, IN	Item processing
1987	Nov.	2003	MI-Assistant Software, Inc., Eleva, WI	Insurance software systems
1999	Dec.	2003	MedPay Corporation, Memphis, TN	Health plan management

Formed	Acquired		Company	Service
1994	Jan.	2004	RegEd, Inc., Morrisville, NC	Insurance/securities training
1996	Aug.	2004	Pharmacy Fulfillment, Inc., Huntingdon Valley, PA	Health plan management
1994	Aug.	2004	Results International Systems, Inc., Worthington, OH	Insurance data processing
1998	Oct.	2004	CheckAGAIN, LLC, Herndon, VA	Item processing

2003	Mar.	2005	Del Mar Datatrac, Inc., San Diego, CA	Lending services
2003	May	2005	Emergis, Inc.’s eLending U.S. business, McLean, VA	Lending services
1993	June	2005	Interactive Technologies, Inc., Summit, NJ	Software and services
1997	June	2005	Administrative Services Group, Inc., Lexington, KY	Health plan management
1992	Aug.	2005	J.W. Hutton, Inc., St. Charles, IA	Health plan management
2000	Aug.	2005	BillMatrix Corporation, Dallas, TX	Data processing
1987	Aug.	2005	VerticalPoint, Inc., Colorado Springs, CO	Insurance software systems
2000	Nov.	2005	Xcipio, Inc., East Windsor, CT	Insurance software systems

2001	Jan.	2006	CareGain, Inc., East Windsor, NJ	Health plan management
2002	Jan.	2006	P2P Link LLC, Memphis, TN	Health plan management
2004	Feb.	2006	Wolters Kluwer, Inc.’s Securities Registration, Producer Licensing and Financial Training businesses, New York, NY	Insurance/securities training

Principal Solutions and Services

The Company provides an extensive portfolio of solutions and services to enable banking, lending, insurance, health and investment providers to deliver anywhere, anytime financial services to their customer base.

The Company’s operations have been classified into three business segments. The financial institution outsourcing, systems and services business segment provides account and transaction processing systems and services to financial institutions and other financial intermediaries. The health plan management services segment provides services primarily to employers who self-insure their health plans, including services such as handling payments to healthcare providers, assisting with cost controls, plan design services, medical provider administration, prescription benefit management and other related services. The investment support services business segment provides retirement plan administration services to individual retirement plan & pension administrators, financial planners and financial institutions.

Financial information concerning the Company’s industry segments is included in Note 7 to the Consolidated Financial Statements contained in the Company’s Annual Report to Shareholders included in this Annual Report on Form 10-K as Exhibit 13 and such information is incorporated herein by reference.

Financial Institution Outsourcing, Systems and Services. Fiserv provides financial services and solutions that are focused on technology needs to more than 10,000 financial institutions, including banks, credit unions, leasing and finance companies, mortgage lenders and savings institutions and 2,400 insurance companies.

“Core” Solutions. Fiserv delivers “core” solutions that integrate account servicing and management information functions for its financial institution clients, as well as ancillary value-added solutions and services that complement the “core” solutions. “Core” solutions include systems to process various customer deposit and loan accounts, a financial institution’s general ledgers, central information files and other financial information and include the extensive security, report generation and other features required by a financial institution to process transactions for its depositors and other customers, as well as to meet its regulatory compliance requirements and its own management information needs. “Core” solutions are offered through on-line data transmission connections to Fiserv data processing centers, often called “service bureaus”, or as stand-alone, in-house licensed software for installation on client-owned computer systems.

While many clients contract to obtain all or a majority of their data processing requirements from Fiserv, the modular design of many of the Company’s service bureau and software solutions allows a client to start with one application, such as a deposit system, and gradually add applications and features, as needed, developed both by Fiserv and third parties. Fiserv supports a broad range of terminals and other client-owned peripheral devices manufactured by many different vendors. This support capability reduces the client’s initial conversion expenses, enhances an existing client’s ability to change equipment and broadens the Company’s market.

Bank and Thrift “Core” Solutions. The Company’s principal service bureau solutions used by banks, thrifts and savings institutions include Fiserv VISION®, Comprehensive Banking System (“CBS”) outsourcing, Information Technology, Inc. (“ITI”) Premier II outsourcing, Precision Computer Systems (PCS) Vision® outsourcing and Source One. Fiserv also offers in-house licensed software solutions to its banking clients, including ITI Premier II, PCS Vision® and CBS. CBS is available both domestically and internationally through its International Comprehensive Banking System (“ICBS”).

Credit Union “Core” Solutions. The principal “core” solutions offered primarily to domestic credit unions include the Summit Spectrum system and its iSpectrum system for Canada; the GALAXY Plus Credit Union System; the Users DataSafe solution; the Integrasys Premier, CUBE, CUBICSplus and Charlotte solutions; AFTECH Advantage®; XP Systems XP2®, several CUSA Technologies systems and CBS for credit unions in Mexico. Certain of these solutions are offered via a service bureau or as an in-house licensed software system or in both delivery modes.

Insurance “Core” Solutions. The insurance industry, like other financial industries, has requirements for basic administration services and information processing systems. Carriers, agents, distributors and third-party administrators rely on Fiserv for policy, rating, claims, billing and reinsurance administration, as well as for compliance, education and marketing support.

Fiserv offers a broad range of products and services targeted at the property & casualty and life insurance industries. These products and services include administration systems, such as PolicySTAR, Specialty and Claims Workstation for property and casualty and the Fiserv Life Insurance Solutions ID3, Life Portraits and LifeSuites systems for life, annuity and long-term care requirements. Regulatory and compliance products include DataTrax, InsuranceTrax, AdvertisingTrax, Tracker unclaimed property system and PATRIOT Manager. Financial and billing products include Annual Statement, FRS and URS reinsurance systems, FFS GL/AP and Fiserv Advanced Billing.

In the area of distribution products and services, Fiserv FSC markets various comparative rating solutions for independent insurance agents and property and casualty carriers. Emerald Publications provides marketing and sales-related materials and services to the life insurance and financial planning industry. Reliaquote is a life insurance broker targeting the term life insurance marketplace.

Additionally, complete business process outsourcing services are offered for flood insurance, and information technology outsourcing services are available for all product sets.

Complementary or Add-On Solutions. In addition to the “core” solutions, Fiserv offers complementary and back-office products and services. These products and services allow financial institutions to offer additional services to their clients such as home banking, automated teller machine access and other treasury and related services of varying complexity and sophistication, such as asset-liability modeling and cash management. Specifically, Fiserv offers solutions to its financial institution clients that allow them in turn to offer sophisticated banking services to their individual customers such as electronic funds transfer services offered by Fiserv EFT/CNS that include the ACCEL network and related ATM access services, as well as Internet banking products offered through Fiserv eSolutions and other credit union core products that allow individual bank customers to bank from home.

Fiserv also offers its financial institution clients complementary or add-on products and services that amplify the “core” solutions, such as item processing and imaging systems for the item processing needs of clients and the Fiserv Clearing Network that allows clients to more cost effectively clear both paper and imaged check to “in network” and via external clearing options such as the Federal Reserve, treasury and investment management systems, including a series of treasury management solutions sold under the BANKLINK® name and the CBS Worldwide MetaBank Portfolio Management and Investment Portfolio Accounting systems, as well as a suite of EPSIIA and Imagesoft electronic document management systems.

Finally, Fiserv has many other complementary offerings that allow its financial institution clients to improve the management and efficiency of their businesses. Such products include IPS-Sendero decision support and performance measurement systems, including SVAL, ASAP/Spectrum, DecisionServ and the VISION family of integrated software and support services that enhance a financial institution’s asset/liability management and profitability measurement capabilities; the CCS suite of software including IntelligEnt call center systems and the InformEnt data warehouse utilized for data warehousing and data mining; Interactive Technologies’ fee management and billing software; loan origination and tracking systems, including Fiserv Lending Solutions’ software such as easyLENDER® and UnFi PRO Mortgage offerings; MortgageServ, the premier loan servicing platform; DelMar Database servicing the back office needs of the mortgage banking market; Fiserv Fullfilment Services providing Quickclose, valuation services, portfolio analytical services and real estate settlement services; Credstar providing credit and flood reporting services and systems; the Fiserv Auto Solutions Group providing auto leasing software products and lease maturity systems; RSA Mortgage providing private label loan origination services; credit services offered by CBS Worldwide with its FACT 400 product and by Fiserv Credit Processing Services with The PLUS System; and BillMatrix providing bill payment services. Fiserv also provides plastic card issuance, design, personalization and mailing services and document management products through Personix.

Fiserv offers these solutions through multiple delivery channels primarily in the United States.

Health Plan Management Services. Fiserv, through its Fiserv Health operating units, provides a variety of services for the administration of health plans to clients nationwide. These services include claim adjudication and payment, customer service, reporting and other related services. In addition to providing these services to self-funded employers, Fiserv also provides these services through outsourcing arrangements to other health plan sponsors such as insurance companies and HMO’s.

Complementary and Other Products. Through the operating units described below, Fiserv also offers additional complementary services to its health plan administration customers and others:

•	CareGain provides flexible and cost effective administration of consumer driven health plans.

•	Avidyn Health offers care management services ranging from traditional services, such as utilization management and case management, to newer disease management, population health and prevention programs.

•	Innoviant and Innoviant Pharmacy offer prescription benefit management and pharmacy mail order services.

•	Third Party Solutions and Direct Comp Rx assist employers, insurers and retail pharmacies with the management and processing of workers’ compensation prescriptions.

•	ppoONE provides technology services to a variety of health care organizations for data management and claim repricing.

Fiserv’s pharmacy benefit management (“PBM”) businesses are responsible for designing, implementing and administering benefit plans aimed at reducing the cost of prescription drug use. When a prescription is presented by a member to a retail pharmacy within the PBM’s network, the PBM is solely responsible for confirming member eligibility, performing drug authorization review, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount that the PBM is contractually obligated to pay for the prescription dispensed as specified within client contracts. Fiserv’s PBMs act as a principal in the arrangement under applicable accounting guidance, Emerging Issues Task Force No. 99-19 “Reporting Gross Revenues as a Principal vs. Net as an Agent”, and therefore Fiserv’s revenue is deemed to be derived from prescription product sales based on payments received by the Company from its clients for prescriptions, and payments made by the Company to the network pharmacy providers are reflected as a product cost in the Company’s expenses.

The Company has more than 1,700 health plan administration client relationships.

Investment Support Services. Fiserv provides a variety of administrative, custodial and processing services to individual investors, third-party retirement plan and pension administrators, investment advisors and financial planners, and other financial intermediaries. The specific products offered include securities custody, transaction processing, client reporting and retirement plan administration services. Fiserv Trust Company, Fiserv’s principal trust company subsidiary, is one of the largest independent trust companies in the United States.

Specific product offerings to financial intermediaries and their clients include Advisor Services, providing trust and asset custody and back office services to investment advisers and other fee-compensated financial professionals; Financial Institution Services, providing a technology and process outsourcing and recordkeeping solution to bank trust departments; Institutional Retirement Plan Services, offering custody and electronic trading support services for daily valuation of qualified retirement plan assets; and Investment Administration Services, offering trust and custodial services that support the administration of self-directed individual retirement plans.

Discontinued Operations – Securities Clearing Services. On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. for $344.9 million paid in cash at closing, subject to certain post-closing adjustments. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the Company’s carrying value of its investment. The stock purchase agreement also provides for a contingent payment of up to $15.0 million to be paid after the first anniversary of the closing date based on achievement of certain revenue targets. In addition, the stock purchase agreement provided that the Company retained the liability associated with the SEC investigation of the Company’s former subsidiary, Fiserv Securities, Inc. (“FSI”). In April 2005, FSI settled with the SEC on this matter for $15.0 million, which was fully accrued for in the Company’s 2004 financial statements.

Also, in the third quarter of 2005, the Company received an indemnification notice under the stock purchase agreement regarding FSI’s past maintenance of certain documentation related to FSI’s introducing broker dealers’ customers. The Company is currently investigating the merits of this matter and is unable to predict the ultimate outcome or determine whether this matter will have a material adverse impact on the Company’s discontinued operations results.

Servicing the Market

The markets for Fiserv’s account and transaction processing services have specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, service reliability, comprehensiveness and integration of product lines, timely introduction of new products and features, cost effectiveness and service excellence. Through its multiple product offerings, the Company believes it successfully services these market needs and requirements for clients ranging in size from start-ups to some of the largest financial services providers.

Fiserv offers clients a selection of information management and data processing services designed to meet the specific needs of the ever-changing financial services and health plan services industries. The Company believes its financial strength and primary focus on the financial services and health plan services industries helps its business development, client service and product support teams remain responsive to the technology needs of its markets.

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

Product Development

To meet the changing technology needs of the clients Fiserv serves, the Company continually develops, maintains and enhances its systems. In 2005, product development expenses represented approximately 7% of the Company’s total revenues.

The Fiserv network of development and financial information technology centers applies the expertise of multiple Fiserv teams to design, develop and maintain specialized processing systems around its multiple technology platforms. The applications of its account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market-specific financial service environments of the Company’s many clients. If the client’s requirements warrant, Fiserv purchases software programs from third parties that are interfaced with existing Fiserv systems. In developing its products, Fiserv stresses interaction with and responsiveness to the needs of its clients, including customization of software to meet client needs.

Product development and integration strategy is centrally coordinated across the Company through the Fiserv Product and Technology Committee although individual business units retain discretion to formulate strategies in their individual markets. Fiserv has adopted web services and service-oriented architecture principles in its software development practices so that the Company and its clients can benefit from this technology shift, including tighter and easier software integration.

Fiserv provides dedicated solutions that are designed, developed, maintained and enhanced according to each client’s goals for service quality, business development, asset and liability mix, and local market positioning as well as other user-defined parameters.

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

Competition

Financial Institution Outsourcing, Systems and Services. The market for information technology products and services within the financial industry is highly competitive. The Company’s principal competitors include internal data processing departments, data processing affiliates of large companies or large computer hardware manufacturers, independent computer service firms and processing centers owned and operated as user cooperatives. Some of these competitors possess substantially greater financial, sales and marketing resources than the Company. Competition for in-house data processing and software departments is intensified by the efforts of computer hardware vendors who encourage the growth of internal data centers and consulting service providers who assist these departments with the design and implementation of customized software solutions.

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

The Company competes with vendors that offer similar transaction processing products and services to financial institutions and other financial intermediaries, including Fidelity National Information Services, Inc., Metavante Corporation, Jack Henry and Associates, Inc. and Open Solutions, Inc. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

Health Plan Management Services. The market for the Company’s health plan administrative services is highly competitive. The major competition for the Company’s services comes from national and regional health insurance and managed care companies selling administrative services only. Many of the Company’s competitors serve a larger number of customers with greater financial resources and proprietary products. In addition, the self-insured health plan market is typically broker-controlled, highly price sensitive and frequently placed out for competitive bid. Significant competitors of the Company include Blue Cross organizations, UnitedHealth Group, Cigna and Aetna.

Investment Support Services. Several trust companies, including Sterling Trust, PENSCO, AST Trust Company and Reliance Trust, compete with the Company in custody services for retirement account administration. In the provision of services to financial advisors, Charles Schwab & Co. and Fidelity Investments are the Company’s most significant competitors.

Government Regulation

The Company’s data processing subsidiaries are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, the Company’s data processing operations are examined on a regular basis by the Federal Deposit Insurance Corporation, the Federal Reserve Bank, the National Credit Union Association, the Office of Thrift Supervision, the Office of the Comptroller of the Currency and various state regulatory authorities. In addition, independent auditors annually review many of the Company’s operations to provide internal control evaluations for its clients’ auditors and regulators.

The Company’s subsidiaries operating as part of the Company’s health plan management services segment are subject to extensive regulatory oversight at both the federal and state levels. This regulatory oversight extends from annual reporting and licensing requirements imposed by most of the states in which these companies operate and continues on to extensive regulatory compliance requirements regarding day-to-day operating policies and procedures for the various operating units. In particular, there have been increasing levels of regulation regarding privacy and security related to patients’ health care information. At the federal level, the Health Insurance Portability and Accountability Act (“HIPAA”) governs the privacy and security of health information and imposes an extensive set of requirements on the Company’s health plan management services group, as well as its customers. HIPAA applies to a majority of the health plan management services group’s operations and requires these businesses to develop sophisticated compliance policies and procedures and contracts to protect against the unauthorized use or disclosure of health information. Many states have also adopted their own statutory rules for regulating the privacy and security of patient healthcare information and such state regulation is not generally pre-empted by the federal rules unless it is clearly inconsistent with the federal requirements. In addition to state and federal regulation, various customers require periodic audits of their health plan administrators to confirm compliance with standards of performance and these subsidiaries may be required to forfeit a portion of their fees if they fail to meet the required performance levels.

As a trust company chartered under Colorado law, Fiserv Trust Company (formerly known as First Trust Corporation and Lincoln Trust Company) and Trust Industrial Bank, subsidiaries of the Company, are subject to the regulations of the Colorado Division of Banking. The Federal Deposit Insurance Corporation covers customer deposits of Fiserv Trust Company.

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

Fiserv employees provide expertise in sales and marketing; account management and client services; computer operations, network control and technical support; programming, software development, modification and maintenance; conversions and client training; business process outsourcing; and financial planning and related support services.

In supporting international markets, Fiserv works closely with its clients to help ensure their continued success. Fiserv employees speak the same language as their clients and also understand the differences in the style of doing business, as well as the product requirements and regulations unique to each client and its specific market.

Fiserv employees domestically are not represented by a union. There have been no work stoppages, strikes or organizational attempts. The service nature of the Fiserv business makes its employees an important corporate asset, and while the market for qualified personnel is competitive, the Company has not experienced significant difficulty with hiring or retaining its staff of top industry professionals. In assessing companies to acquire, the quality and stability of the prospective company’s staff are emphasized.

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

Item 1A. Risk Factors

You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results from operations could be materially and adversely affected and you may lose all or part of your investment.

Our acquisition strategy subjects us to risks, including increased debt, assumption of unforeseen liabilities and difficulties in integrating operations.

A major contributor to our growth in revenues and net income since our inception has been our ability to identify, acquire and integrate similar or complementary businesses. We anticipate that we will continue to seek to acquire complementary businesses, products and services. We may not be able to identify suitable acquisition candidates in the future, which could adversely affect our future growth. Businesses we acquire may perform worse than expected or be more difficult to integrate and manage than expected, which could adversely affect our business and financial results. We may not be able to fully integrate all aspects of acquired businesses successfully or fully realize the potential benefits of bringing them together. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources. These risks may arise for a number of reasons:

•	We may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	We face competition for acquisitions from other potential acquirors;

•	We may need to borrow more money from lenders or sell equity or debt securities to the public to finance future acquisitions and the terms of these financings may be adverse to us;

•	Changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions;

•	We may incur unforeseen obligations or liabilities in connection with acquisitions;

•	We may need to devote unanticipated financial and management resources to an acquired business;

•	We may not realize expected operating efficiencies or product integration benefits from an acquisition;

•	We could enter markets where we have minimal prior experience; and

•	We may experience decreases in earnings as a result of non-cash impairment charges.

We operate in a competitive business environment, and if we are unable to compete effectively, our results of operations and financial condition may be adversely affected.

The market for our services is competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. Since many of our larger potential clients have historically developed their key applications in-house, we often compete against our potential clients’ in-house capacities. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies including international providers of similar products and services to ours having a lower cost basis. We cannot provide any assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us in the markets in which we operate will not materially adversely affect our business, financial condition and results of operations.

If we are unable to renew client contracts at favorable terms, we could lose clients and our results of operations and financial condition may be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with our clients for core services generally run for a period of 3-5 years in our Financial segment and provide for termination fees upon early termination. Renewal time presents our customers with the opportunity to consider other competitors or to renegotiate their contracts with us. If we are not successful in achieving high renewal rates upon favorable terms, our revenues from such renewals and the associated earnings could be negatively impacted.

If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current products and services and develop and introduce new products and services that address the increasingly sophisticated needs of our clients and their customers. We may not be successful in developing, marketing and selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these services, or our new services and their enhancements may not adequately meet the demands of the marketplace and achieve market acceptance. We are continually engaged in significant efforts to upgrade our applications. If we are unsuccessful in completing or gaining market acceptance of our upgrade efforts, it would likely have a material adverse effect on our ability to retain existing clients or attract new ones.

Consolidation in the financial services industry could adversely affect our revenues by eliminating some of our existing and potential clients and could make us more dependent on a more limited number of clients.

There has been and continues to be merger, acquisition and consolidation activity in the financial services industry. Mergers or consolidations of financial institutions in the future could reduce the number of our clients and potential clients. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations.

We may experience an operational failure in our outsourcing or transaction processing facilities which would harm our business and reputation.

An operational failure in our outsourcing or transaction processing facilities could cause us to lose clients. Damage or destruction that interrupts our provision of services could damage our relationship with certain clients and may cause us to incur substantial additional expense to repair or replace damaged equipment. We have installed back-up systems and procedures to prevent or reduce disruption. A prolonged interruption of our services or network that extends for more than several hours could cause us to experience data loss or a reduction in revenues by reason of such interruption. In addition, a significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients to choose service providers other than us.

Our ability to compete in the health plan administration business requires us to arrange for network provider services with third parties over whom we have no control.

In order to provide administrative services to our clients who sponsor self-insured health plans, we must, in most cases, arrange for these clients to have access to a third party provider network. In any particular market, provider networks could refuse to contract with us or only do so on terms that would not allow us to compete with our competitors. If these provider networks refuse to contract with us or only do so on terms that place us at a competitive disadvantage, our ability to compete or be profitable in those areas could be adversely affected. In addition, the large, national health insurance carriers with whom we compete for administration services have their own proprietary networks which, in some instances allow them to offer our target clients access to a health care network which offers better discounts rates than we have access to, which may result in us being required to offer lower prices for administrative services in order to compete for such clients.

We may experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability.

Our services are based on sophisticated software and computing systems, and we may encounter delays when developing new applications and services. Further, the software underlying our services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our clients. Defects in our software, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of clients, negative publicity or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will be successful in limiting our liability.

We have a long sales cycle for certain of our applications and if we fail to close sales after expending significant time and resources to do so, our business, financial condition and results of operations may be adversely affected.

The implementation of our applications often involves significant capital commitments by our clients, particularly those with smaller operational scale. Potential clients generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our clients’ budgetary constraints or for other reasons. If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays, it could have a material adverse effect on our business, financial condition and results of operations.

Security breaches or computer viruses could harm our business by disrupting our delivery of services and damaging our reputation.

As part of our transaction processing businesses, we electronically receive, process, store and transmit sensitive business information of our customers. Unauthorized access to our computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our applications unavailable. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and terminate their agreements with us and could inhibit our ability to attract new clients.

If we fail to comply with regulations imposed on providers of services to financial institutions, as a trust company or as an administrator of health services or if the national flood program is amended or substantially changed, our businesses could be harmed.

Our financial services data processing subsidiaries are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing operations are examined on a regular basis by various federal and state regulatory authorities.

Our health plan management services subsidiaries are subject to extensive regulatory oversight at both the federal and state levels covering licensing and other day-to-day operating policies and procedures. In addition, most of the health plan management services businesses are subject to HIPAA regulations that govern the privacy and security of health information to protect against the unauthorized use or disclosure of health information.

Our trust subsidiaries are subject to the regulations of the Colorado Division of Banking.

If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our client relationships and reputation could be harmed and we could be inhibited in our ability to obtain new clients. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have an adverse impact on us.

Our flood processing services business is dependant on administration of the national flood program by the U.S. government. If there should be amendments with substantive changes to the national flood program, there could be an adverse impact on our revenues or costs of doing business.

Misappropriation of our intellectual property and proprietary rights could impair our competitive position.

Our ability to compete depends upon proprietary systems and technology. We actively seek to protect our proprietary rights. Nevertheless, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. The steps we have taken may not prevent misappropriation of technology. Agreements entered into for that purpose may not be enforceable. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our applications and services are made available. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our results of operations or financial condition.

If our applications or services are found to infringe the proprietary rights of others, we may be required to change our business practices and may also become subject to significant costs and monetary penalties.

As our information technology applications and services develop, we may become increasingly subject to infringement claims. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing or using applications that incorporate the challenged intellectual property;

•	require us to redesign our applications, if feasible;

•	divert management’s attention and resources; and

•	require us to enter into royalty or licensing agreements to obtain the right to use necessary technologies.

Third parties may assert infringement claims against us in the future with respect to our current or future applications and services.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Fiserv currently operates full-service data centers, software system development centers and item processing and back-office support centers in over 150 cities. The Company owns 13 facilities; all other buildings in which centers are located are subject to leases expiring through 2006 and beyond. In addition, the Company maintains its own national data communication network consisting of communications processors and leased lines.

Fiserv believes its facilities and equipment are generally well maintained and are in good operating condition. The Company believes that the computer equipment it owns and its various facilities are adequate for its present and foreseeable business. Fiserv periodically upgrades its mainframe capability as needed. Fiserv maintains its own and contracts with multiple sites to provide processing back-up in the event of a disaster and maintains duplicate tapes of data collected and software used in its business in locations away from the Company’s facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

Executive Officers of the Registrant

The executive officers of the Company as of March 15, 2006, together with their ages, positions and business experience are described below:

Name	Age	Position
Jeffery W. Yabuki	46	President and Chief Executive Officer
Kenneth R. Jensen	62	Senior Executive Vice President, Chief Financial Officer and Treasurer
Norman J. Balthasar	59	Senior Executive Vice President and Chief Operating Officer
James W. Cox	42	Group President, Health Solutions
Patrick C. Foy	51	Group President, Bank Servicing
Michael D. Gantt	54	Group President, Bank Systems
Thomas A. Neill	57	Group President, Credit Union & Industry Products
Dean C. Schmelzer	55	Group President, Marketing & Sales
Charles W. Sprague	56	Executive Vice President, General Counsel, Chief Administrative Officer and Secretary

Mr. Yabuki has been President, Chief Executive Officer and a Director of the Company since December 1, 2005. Previously, Mr. Yabuki served as Executive Vice President and Chief Operating Officer for H&R Block, Inc. from 2002 to 2005; from 2001 to 2002, he served as Executive Vice President of H&R Block; and from 1999 to 2001, he served as the President of H&R Block International. From 1987 to 1999, Mr. Yabuki held various executive positions with American Express Company, including President and Chief Executive Officer of American Express Tax and Business Services, Inc.

Mr. Jensen has been Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and a Director of the Company since it was established in 1984. He was named Senior Executive Vice President in 1986. On November 7, 2005, the Company announced that Mr. Jensen plans to retire in approximately nine months from the date of such announcement.

Mr. Balthasar was named Senior Executive Vice President and Chief Operating Officer of the Company in October 2002. He was President and Chief Operating Officer of the Fiserv Financial Institution Group from 2000 to 2002. He served as Corporate Executive Vice President and President of the Savings and Community Bank Group from 1996 to 1999, when he was named President and Chief Operating Officer of the Fiserv Financial Institution Outsourcing Group. Mr. Balthasar has been with Fiserv and its predecessor company since 1974. Mr. Balthasar plans to retire in 2008.

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

Mr. Sprague has been Corporate Executive Vice President, General Counsel and Secretary since 1994 and Chief Administrative Officer of the Company since 1999. He has been involved with the Company’s corporate and legal concerns since it was formed in 1984.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information required by this item is incorporated by reference to the information pertaining thereto set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Price Information” in the Company’s 2005 Annual Report to Shareholders (the “Annual Report”).

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2005	1,524,545	$44.15	1,524,545	5,911,785
November 1 - 30, 2005	1,335,500	$44.97	1,335,500	4,576,285
December 1 - 31, 2005	1,525,000	$43.75	1,525,000	3,051,285

Total	4,385,045	$44.26	4,385,045

(1)	In July 2005, the Company’s Board of Directors authorized the repurchase of 10.0 million shares of the Company’s common stock. As of December 31, 2005, the Company had the authority to repurchase 3,051,285 shares under that program. On February 21, 2006, the Board of Directors authorized the repurchase of up to 10.0 million additional shares of the Company’s common stock. The repurchase authorizations do not expire.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

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

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the information set forth under the captions “Matter 1. Election of Directors,” “Information with Respect to Continuing Directors,” “Meetings of the Board of Directors and Committees of the Board of Directors,” “Nominations of Directors” and “Communications with Board of Directors” in the definitive Proxy Statement for the Company’s 2006 annual meeting of shareholders (the “Proxy Statement”). The information required by this item with respect to executive officers appears at the end of Part I of this Form 10-K. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and officers is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information under the captions “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Stock Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Matter 2. Ratification of the Selection of Deloitte & Touche LLP as the Independent Registered Public Accounting Firm of the Company for 2006” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements:

The consolidated financial statements of the Company as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, together with the report thereon of Deloitte & Touche LLP, dated March 13, 2006, appear on pages 17 through 47 of the Company’s Annual Report to Shareholders and Exhibit 13 to this Annual Report on Form 10-K, and are incorporated herein by reference.

(a) (2) Financial Statement Schedule:

The following financial statement schedule of the Company and related Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	24
Schedule II–Valuation and Qualifying Accounts	24

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits:

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

FISERV, INC.

By	/s/ Jeffery W. Yabuki
Jeffery W. Yabuki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 15, 2006.

Signature	Capacity
/s/ Donald F. Dillon
Donald F. Dillon	Chairman of the Board

/s/ Jeffery W. Yabuki
Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth R. Jensen
Kenneth R. Jensen	Director, Senior Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Daniel P. Kearney Daniel P. Kearney	Director

/s/ Gerald J. Levy Gerald J. Levy	Director

/s/ Leslie M. Muma Leslie M. Muma	Director

/s/ Glenn M. Renwick Glenn M. Renwick	Director

/s/ Kim M. Robak Kim M. Robak	Director

/s/ L. William Seidman L. William Seidman	Director

/s/ Thomas C. Wertheimer Thomas C. Wertheimer	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fiserv, Inc.:

We have audited the consolidated financial statements of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 13, 2006 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to revisions to the income statement and statement of cash flows presentation as described in Note 1). Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Milwaukee, Wisconsin
March 13, 2006

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Year Ended December 31,	Beginning Balance	Charged to Expense (1)	Write-offs (1)	Acquired Allowance		Balance
2005	$29,521,000	34,734,000	(30,855,000)	144,000		33,545,000
2004	25,884,000	20,592,000	(19,357,000)	2,402,000		29,521,000
2003	13,168,000	5,089,000	(4,479,000)	12,106,000	(1)	25,884,000

(1)	The increase in 2005 and 2004 in bad debt expense and write-offs was primarily attributable to acquisitions in the Company’s Health Plan Management Services segment in 2003.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated February 28, 2000, and incorporated herein by reference (File No. 000-14948)).

3.2	By-laws, as amended and restated (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K dated February 27, 2004, and incorporated herein by reference (File No. 000-14948)).

4.1	Shareholder Rights Agreement (filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 23, 1998, and incorporated herein by reference (File No. 000-14948)).

4.2	First Amendment to the Shareholder Rights Agreement (filed as Exhibit 4.3 to the Company’s Form S-8 dated April 7, 2000, and incorporated herein by reference (File No. 333-34310)).

4.3	Second Amendment to the Shareholder Rights Agreement (filed as Exhibit 4.6 to the Company’s Form 10-K dated February 27, 2001, and incorporated herein by reference (File No. 000-14948)).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 6, 2005 and incorporated herein by reference (File No. 000-14948)).

10.2	Fiserv, Inc. Executive Incentive Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2005 and incorporated herein by reference (File No. 000-14948)).

10.3	Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Leslie M. Muma, Kenneth R. Jensen and Norman J. Balthasar (filed as Exhibit 10.3 to the Company’s Form 10-K dated February 27, 2002 and incorporated herein by reference (File No. 000-14948)).

10.4	Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Robert H. Beriault, James W. Cox, Douglas J. Craft, Mark J. Damico, Patrick C. Foy, Michael D. Gantt, Thomas A. Neill, James C. Puzniak, Dean C. Schmelzer, Gordon S. Schroeder, Charles W. Sprague and Terence R. Wade (filed as Exhibit 10.4 to the Company’s Form 10-K dated February 27, 2002 and incorporated herein by reference (File No. 000-14948)).

10.5	Fiserv Inc. Fee Schedule for Non-employee Directors (filed as Item 1.01 to the Company’s Current Report on Form 8-K dated February 16, 2005, and incorporated herein by reference (File No. 000-14948)).

10.6	Form of Director Restricted Stock Agreement under the Fiserv, Inc. Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 22, 2004 and incorporated herein by reference (File No. 000-14948)).

EXHIBIT INDEX (continued)

Exhibit Number	Exhibit Description
10.7	Form of Employee Non-Qualified Stock Option Agreement for Employee Directors under the Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated October 22, 2004 and incorporated herein by reference (File No. 000-14948)).

10.8	Form of Employee Non-Qualified Stock Option Agreement for Outside Directors under the Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated October 22, 2004 and incorporated herein by reference (File No. 000-14948)).

10.9	Form of Employee Non-Qualified Stock Option Agreement for Senior Management under the Stock Option and Restricted Stock Plan.

10.10	Form of Employee Restricted Stock Agreement under the Fiserv, Inc. Stock Option and Restricted Stock Plan.

10.11	Employment Agreement, dated October 1, 2005, among Fiserv, Inc., Fiserv Mercosur, Inc. and Arun Maheshwari.

10.12	Key Executive Employment and Severance Agreement, dated October 1, 2005 between Fiserv, Inc. and Arun Maheshwari.

10.13	Employment Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference (File No. 000-14948)).

10.14	Employee Non-Qualified Stock Option Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference (File No. 000-14948)).

10.15	Employee Non-Qualified Stock Option Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference (File No. 000-14948)).

10.16	Employee Restricted Stock Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference (File No. 000-14948)).

10.17	Key Executive Employment and Severance Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference (File No. 000-14948)).

EXHIBIT INDEX (continued)

Exhibit Number	Exhibit Description
10.18	Retention Agreement, dated November 7, 2005, between Fiserv, Inc. and Leslie M. Muma (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference (File No. 000-14948)).

10.19	Retention Agreement, dated November 7, 2005, between Fiserv, Inc. and Norman J. Balthasar (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference (File No. 000-14948)).

13	2005 Annual Report to Shareholders (to the extent incorporated by reference herein).

21	List of Subsidiaries of the Registrant.

23	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification of the Chief Executive Officer, dated March 15, 2006.

31.2	Certification of the Chief Financial Officer, dated March 15, 2006.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer, dated March 15, 2006.