Form 10-Q
period 2006-03-31
FISERV INC
filed 2006-04-28
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

or

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

As of April 24, 2006, there were 175,694,339 shares of common stock, $.01 par value, of the Registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Processing and services	$761,044	$693,986
Product	335,624	279,128

Total revenues	1,096,668	973,114

Expenses:
Cost of processing and services	485,968	440,459
Cost of product	272,094	221,440
Selling, general and administrative	145,653	123,199

Total expenses	903,715	785,098

Operating income	192,953	188,016
Interest expense - net	(6,106)	(3,662)
Realized gain from sale of investment	—	43,452

Income from continuing operations before income taxes	186,847	227,806
Income tax provision	70,636	88,161

Income from continuing operations	116,211	139,645
Loss from discontinued operations, net of tax	—	(619)

Net income	$116,211	$139,026

Basic net income per share:
Continuing operations	$0.65	$0.72
Discontinued operations	—	—

Total	$0.65	$0.72

Diluted net income per share:
Continuing operations	$0.64	$0.71
Discontinued operations	—	—

Total	$0.64	$0.71

Shares used in computing net income per share:
Basic	179,351	193,383

Diluted	181,783	195,495

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$204,775	$184,471
Accounts receivable, less allowance for doubtful accounts	550,346	553,402
Prepaid expenses and other assets	117,862	105,782
Investments	2,098,265	2,126,538
Property and equipment, net	233,143	226,013
Intangible assets, net	597,462	593,808
Goodwill	2,287,302	2,249,502

Total	$6,089,155	$6,039,516

Liabilities and Shareholders’ Equity
Accounts payable	$268,973	$241,751
Accrued expenses	275,647	365,651
Accrued income taxes	64,421	4,266
Deferred revenues	244,031	240,105
Customer funds held and retirement account deposits	1,925,837	1,960,626
Deferred income taxes	169,175	165,992
Long-term debt	757,935	595,385

Total liabilities	3,706,019	3,573,776
Shareholders’ equity:
Preferred stock, no par value: 25,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 197,772,804 and 197,507,892 shares issued	1,978	1,975
Additional paid-in capital	703,106	693,715
Accumulated other comprehensive income	3,467	1,321
Accumulated earnings	2,553,188	2,436,977
Treasury stock, at cost, 20,689,795 and 15,753,675 shares	(878,603)	(668,248)

Total shareholders’ equity	2,383,136	2,465,740

Total	$6,089,155	$6,039,516

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$116,211	$139,026
Adjustment for discontinued operations	—	619
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Realized gain from sale of investment	—	(43,452)
Share-based compensation expense	13,794	847
Income tax benefit from exercise of options	1,077	5,000
Deferred income taxes	9,527	12,068
Depreciation and amortization	47,366	43,023
Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
Accounts receivable	7,077	(25,774)
Prepaid expenses and other assets	(9,075)	3,874
Accounts payable and accrued expenses	(51,476)	(46,278)
Deferred revenues	5	(2,723)
Accrued income taxes	55,961	48,802

Net cash provided by operating activities from continuing operations	190,467	135,032

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(47,172)	(31,772)
Payment for acquisitions of businesses, net of cash acquired	(61,975)	(96,003)
Proceeds from sale of businesses, net of expenses paid	(1,246)	344,920
Cash distribution received from discontinued operations prior to sale	—	68,000
Investments	28,487	(611,463)

Net cash used in investing activities from continuing operations	(81,906)	(326,318)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt - net	162,364	(7,156)
Issuance of common stock and treasury stock	13,050	9,648
Purchases of treasury stock	(228,882)	(106,681)
Customer funds held and retirement account deposits	(34,789)	499,076

Net cash (used in) provided by financing activities from continuing operations	(88,257)	394,887

Change in cash and cash equivalents	20,304	203,601
Beginning balance	184,471	516,127

Ending balance	$204,775	$719,728

Discontinued Operations Cash Flow Information (Revised)
Net cash (used in) provided by operating activities - discontinued operations	$—	$(6,306)
Net cash (used in) provided by investing activities - discontinued operations	—	(36,749)
Net cash (used in) provided by financing activities - discontinued operations	—	39,600

Total net cash (used in) provided by discontinued operations	—	(3,455)

Cash and cash equivalents - discontinued operations - beginning of period	—	35,849
Cash and cash equivalents - sold	—	32,394

Cash and cash equivalents - discontinued operations - end of period	$—	$—

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

2. Discontinued Operations

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. for $344.9 million paid in cash at closing. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the Company’s carrying value of its investment. In the first quarter of 2005, the Company recorded a net loss on the sale of discontinued operations of $0.4 million, net of related income taxes of $48.7 million. The higher income tax expense on the sale of the securities clearing operations was primarily due to a significantly lower tax basis than book basis in the discontinued operations resulting primarily from a tax free exchange in the Company’s initial purchase of one of the companies included in discontinued operations. The stock purchase agreement provided that the Company retain the liability associated with the SEC investigation of the Company’s former subsidiary, Fiserv Securities, Inc. (“FSI”). In the second quarter of 2005, FSI settled with the SEC on this matter for $15.0 million which was fully accrued for in the Company’s 2004 financial statements.

During the third quarter of 2005, the Company received an indemnification notice under the stock purchase agreement regarding FSI’s past maintenance of certain documentation related to FSI’s introducing broker dealers’ customers. The Company continues to investigate this matter and is unable to estimate or predict the ultimate outcome or determine whether this matter will have a material adverse impact on the Company’s discontinued operations’ results.

The Company’s securities clearing businesses are excluded from reported total revenues, total expenses and operating cash flows and have been reported as discontinued operations for all periods presented. The Company reports its cash flows from continuing operations separate from cash flows from discontinued operations on its condensed consolidated statements of cash flows. The discontinued operations cash flow disclosure includes a $68.0 million cash distribution that the securities clearing business made to the Company prior to completion of the sale. Summarized financial information for discontinued operations included in the financial statements is as follows:

(In thousands)	Three months ended March 31, 2005
Total revenues	$26,391
Total expenses	26,809

Operating loss before income taxes	(418)
Income tax benefit	162
Loss on sale of businesses, net of income taxes of $48,670	(363)

Loss from discontinued operations, net of tax	$(619)

3. Long-Term Debt

During the quarter ended March 31, 2006, the Company entered into a credit agreement which modified the Company’s existing $700.0 million credit facility. The Company intends to use the new revolving credit facility for general corporate purposes.

The credit agreement provides for a revolving credit facility that matures on March 24, 2011. The initial maximum aggregate amount of availability under the revolving credit facility is $900.0 million (of which approximately $479.9 million was utilized as of March 31, 2006). The Company may increase the maximum aggregate amount of availability under the revolving credit facility to up to $1,250.0 million at the Company’s discretion, subject to certain conditions, which include, among other things, the absence of any default under the credit agreement. There are no significant commitment fees or compensating balance requirements under this facility.

The credit agreement contains various restrictions and covenants applicable to the Company and certain of its subsidiaries. Among other requirements, the Company must limit its consolidated indebtedness to no more than three and one-half times the Company’s consolidated net earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all debt covenants at March 31, 2006.

4. Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after June 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in cost of processing and services expense and selling, general and administrative expense in the condensed consolidated statement of income on a straight line basis over the vesting period.

The Company’s stock-based compensation primarily consists of the following:

Stock Options: The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options are typically granted in the first quarter of the year, generally vest 20% on the date of grant and 20% each year thereafter and expire 10 years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award.

Restricted Stock: The Company awards shares of stock to employees and directors that are restricted. During the period of restriction, the holder of restricted stock has voting rights and is entitled to receive all distributions including dividends paid with respect to the stock. The Company recognizes stock compensation expense relating to the issuance of restricted stock based on the market price on the date of award over the period during which the restrictions expire, which is generally four years from the date of grant, on a straight-line basis.

Employee Stock Purchase Plan: The Company offers an employee stock purchase plan that grants eligible employees the right to purchase a limited number of shares of common stock each quarter through payroll deductions at 85% of the closing price of the Company’s common stock on the last business day of each calendar quarter. Compensation expense related to the 15% discount under the employee stock purchase plan is recognized on the purchase date.

During the three months ended March 31, 2006 and 2005, the Company recognized approximately $13.8 million ($11.0 million in selling, general and administrative expenses and $2.8 million in cost of processing and services) and $0.8 million (in selling, general and administrative expenses) of stock-based compensation expense and $4.8 million and $0.3 million in related tax benefits, respectively. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $38 million.

Prior to January 1, 2006, the Company accounted for its stock options, restricted stock and employee stock purchase plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the difference between the quoted market price as of the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period on a straight-line basis. The Company did not recognize compensation expense in its consolidated financial statements for stock options as the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant or related to the employee stock purchase plan as the plan’s discount did not exceed fifteen percent.

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” prior to the adoption of SFAS 123R:

(In thousands, except per share data)	Three Months Ended March 31, 2005
Net income:
As reported	$139,026
Add: reported stock compensation expense - net of tax	519
Less: fair value stock compensation expense - net of tax	(11,919)

Pro forma	$127,626

Reported net income per share:
Basic	$0.72
Diluted	0.71

Pro forma net income per share:
Basic	$0.66
Diluted	0.65

The fair values of stock options granted during the first quarter of 2006 and 2005 were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2006	2005
Expected life (in years)	5.1	5.2
Average risk-free interest rate	4.6%	3.8%
Expected volatility	30.8%	32.3%
Expected dividend yield	0%	0%

The Company determined the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using a weighted average of implied market volatility combined with historical volatility. The Company determined that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility.

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $13.65 and $13.57 per share, respectively.

The table below presents information related to stock option activity for the quarters ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Total intrinsic value of stock options exercised	$7,941	$11,420
Cash received from stock option exercises	3,853	5,293
Gross income tax benefit from the exercise of stock options	3,000	5,000

A summary of stock option activity for the three months ended March 31, 2006 is as follows:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Wtd. Avg Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2005	10,114	$31.67
Granted	1,421	40.63
Forfeited	(65)	35.77
Exercised	(362)	20.75

Outstanding, March 31, 2006	11,108	$33.14	6.3	$104,524

Exercisable, March 31, 2006	7,875	$30.62	5.2	$93,945

A summary of restricted stock activity for the three months ended March 31, 2006 is as follows:

	Number of Shares (In thousands)	Weighted Average Fair Value	Wtd. Avg Remaining Vesting Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2005	84	$43.35
Granted	265	39.66

Outstanding, March 31, 2006	349	$40.55	1.8	$14,832

At March 31, 2006, options to purchase 2.7 million shares were available for grant under the Company’s Stock Option and Restricted Stock Plan. At March 31, 2006, there were 0.8 million shares available for grant under the employee stock purchase plan.

5. Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per share is as follows:

	Three months ended March 31,
(In thousands)	2006	2005
Weighted-average shares outstanding used for calculation of net income per share-basic	179,351	193,383
Common stock equivalents	2,432	2,112

Total shares used for calculation of net income per share-diluted	181,783	195,495

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive	1,837	2,300

6. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges and is as follows:

	Three months ended March 31,
(In thousands)	2006	2005
Net income	$116,211	$139,026
Components of other comprehensive income - net	2,146	(29,472)

Comprehensive income	$118,357	$109,554

The components of comprehensive income for the three month period ended March 31, 2005 were negatively impacted by the realized gain on the sale of the Company’s remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock in the first quarter of 2005.

7. Segment Information

Revenues and operating income for the Company’s reportable segments are as follows for the three month periods ended March 31, 2006 and 2005:

(In thousands)	Financial	Health	Investment	Total
2006
Processing and services	$628,113	$98,582	$34,349	$761,044
Product	152,978	182,646	—	335,624

Total revenues	$781,091	$281,228	34,349	1,096,668

Operating income	$166,169	$20,753	$6,031	$192,953

2005
Processing and services	$566,629	$94,610	$32,747	$693,986
Product	131,407	147,721	—	279,128

Total revenues	$698,036	$242,331	$32,747	$973,114

Operating income	$160,148	$22,266	$5,602	$188,016

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of income, the relative percentage that those amounts represent to revenues and the change in those amounts from year to year. This information should be read along with the condensed consolidated financial statements and notes thereto.

	Three months ended March 31,				2006 vs. 2005
	(In millions)		Percentage (1) (2)		Increase
	2006	2005	2006	2005	$	%
Revenues:
Processing and services	$761.0	$694.0	69%	71%	$67.1	10%
Product	335.6	279.1	31%	29%	56.5	20%

Total revenues	1,096.7	973.1	100%	100%	123.6	13%

Expenses:
Cost of processing and services (1)	486.0	440.5	64%	63%	45.5	10%
Cost of product (1)	272.1	221.4	81%	79%	50.7	23%

Sub-total (2)	758.1	661.9	69%	68%	96.2	15%
Selling, general and administrative (2)	145.7	123.2	13%	13%	22.5	18%

Total expenses (2)	903.7	785.1	82%	81%	118.6	15%

Operating Income (2)	$193.0	$188.0	18%	19%	$4.9	3%

(1)	Each percentage equals the relevant expense amount divided by the related component of total revenues.
(2)	Each percentage equals the relevant expense or operating income amount divided by total revenues.

Total Revenues

Total revenues increased $123.6 million, or 13%, in the first quarter of 2006 compared to the first quarter of 2005. The internal revenue growth rate was 10% in the first quarter of 2006 with the remaining growth resulting from acquisitions. Overall internal revenue growth was primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients.

Processing and services revenues increased 10% and product revenues increased 20% in the first quarter of 2006 compared to the first quarter of 2005. Product revenues were impacted significantly on a year over year basis by the inclusion of prescription product costs of $154.1 million and $124.1 million in the Health segment’s revenues and expenses in the first quarters of 2006 and 2005, respectively.

Flood claims processing activity in the first quarter of 2006 positively impacted processing and services revenue by $30.3 million compared to $8.7 million in the first quarter of 2005. Substantially all of the flood claims remaining at December 31, 2005 had been processed by the end of the first quarter of 2006. In addition, contract termination fees in the first quarter of 2006 in the Financial segment were down $11.0 million to $3.9 million from $14.9 million in the first quarter of 2005. The financial segment businesses generally enter into three to five year contracts with clients that contain early contract termination fees. These fees are generated when an existing client is acquired by another financial institution and can vary significantly from period to period based on the number and size of clients that are acquired and how early in the contract term a client is acquired.

Total Expenses

Total expenses increased $118.6 million, or 15%, in the first quarter of 2006 compared to the first quarter of 2005. Total expenses as a percentage of total revenues were 82% in the first quarter of 2006 and 81% in the first quarter of 2005. Cost of processing and services as a percentage of processing and services revenue remained relatively consistent in the first quarter of 2006 as compared to the first quarter of 2005. Cost of product increased as a percentage of product revenue from 79% in the first quarter of 2005 to 81% in the first quarter of 2006, primarily due to the increase in prescription product costs previously discussed. Selling, general and administrative expenses were 13% as a percentage of total revenues in 2006 and 2005 and increased $22.5 million in the first quarter of 2006 compared to the first quarter of 2005 primarily due to the inclusion of $10.1 million of incremental share based compensation expense recorded as a result of the adoption of SFAS 123R in the first quarter of 2006.

Operating Income and Operating Margin

Operating income increased $4.9 million, or 3%, in the first quarter of 2006 compared to the first quarter of 2005. Incremental share-based compensation expense related to the adoption of SFAS 123R on January 1, 2006 negatively impacted the first quarter of 2006 operating income by $12.9 million and operating margin by approximately 1 percentage point. The inclusion of prescription product costs in revenue and expense reduced operating margins by approximately 3 percentage points in the first quarters of 2006 and 2005.

SEGMENT RESULTS

The Company provides information management systems and services to the financial and health benefits industries, including transaction processing outsourcing, business process outsourcing and software and systems solutions. The Company’s operations are classified into three business segments: Financial institution outsourcing, systems and services (“Financial”); Health plan management services (“Health”); and Investment support services (“Investment”).

Adjusted revenues presented in the table below exclude the revenues associated with customer reimbursements and the pass-through portion of prescription product costs as both of these items offset in revenues and expenses. Adjusted revenue is a non-GAAP financial measure that the Company believes is useful to investors because it provides a measurement of growth excluding pass-through revenue and expense as management does not believe these items are necessarily an indicator of the Company’s current or future performance.

Adjusted revenues as calculated by the Company are not necessarily comparable to similarly titled measures presented by other companies.

	Revenue (In millions)
Three months ended March 31,	Financial	Health	Investment	Total
2006
Total revenues	$781.1	$281.2	$34.3	$1,096.7
Less:
Customer reimbursements	102.4	1.7	—	104.1
Prescription product costs	—	154.1	—	154.1

Adjusted revenues	$678.7	$125.5	$34.3	$838.6

2005
Total revenues	$698.0	$242.3	$32.7	$973.1
Less:
Customer reimbursements	89.5	1.2	—	90.8
Prescription product costs	—	124.1	—	124.1

Adjusted revenues	$608.5	$117.0	$32.7	$758.2

Total revenue growth:	12%	16%	5%	13%

Adjusted revenue growth:	12%	7%	5%	11%

	Operating Income (In millions)
Three months ended March 31,	Financial	Health	Investment	Total
2006
Operating income	$166.2	$20.8	$6.0	$193.0

2005
Operating income	$160.1	$22.3	$5.6	$188.0

Operating income growth:	4%	(7)%	8%	3%

Operating margin:

2006	21%	7%	18%	18%
2005	23%	9%	17%	19%

INTERNAL REVENUE GROWTH

Internal revenue growth percentages are measured as the increase or decrease in total revenues for the current period less “acquired revenue from acquisitions” divided by total revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies, less dispositions, for the comparable prior year period. Internal revenue growth percentage is a non-GAAP financial measure that the Company believes is useful to investors because it provides a breakdown of internal and acquisition-related revenue growth. The following table sets forth the calculation of internal revenue growth percentages:

	Three months ended March 31,
	(In millions)			2006 Internal Growth %	2005 Internal Growth %
	2006	2005	Increase (Decrease)
Total Company
Total revenues	$1,096.7	$973.1	$123.6
Acquired revenue from acquisitions		25.6	(25.6)

Total	$1,096.7	$998.7	$98.0	10%	6%

Adjusted revenues (1)				7%	5%

By Segment:
Financial
Total revenues	$781.1	$698.0	$83.1
Acquired revenue from acquisitions		21.2	(21.2)

Total	$781.1	$719.2	$61.9	9%	3%

Adjusted revenues (1)				8%	5%

Health
Total revenues	$281.2	$242.3	$38.9
Acquired revenue from acquisitions		4.4	(4.4)

Total	$281.2	$246.7	$34.5	14%	14%

Adjusted revenues (1)				3%	4%

Investment

Total revenues	$34.3	$32.7	$1.6	5%	8%

(1)	Adjusted revenue growth is calculated based on adjusted revenues which excludes customer reimbursements and prescription product pass-through costs. Adjusted internal revenue growth percentage for the three month period ended March 31, 2005 excludes acquired prescription product costs of $3.5 million.

Financial

The Financial segment increased total revenues by $83.1 million, or 12%, in the first quarter of 2006 compared to the first quarter of 2005. The internal revenue growth rate in the Financial segment was 9% in the first quarter of 2006 with the remaining growth resulting from acquisitions. Adjusted internal revenue growth, excluding the impact of customer reimbursements, was 8% in the first quarter of 2006 as compared to 5% in the first quarter of 2005. Flood claims processing activity in the first quarter of 2006 positively impacted revenue by $30.3 million compared to $8.7 million in the first quarter of 2005. Substantially all of the flood claims remaining at December 31, 2005 had been processed by the end of the first quarter of 2006. The incremental 2006 flood claims processing positively impacted the Financial segment adjusted internal revenue growth rate by approximately 3 percentage points and a decrease of $11.0 million in contract termination fees in the first quarter of 2006 compared to the first quarter of 2005 negatively impacted the 2006 first quarter rate by approximately 2 percentage points. Additional positive contributors to the adjusted internal revenue growth rate were increased volumes in the lending division’s loan settlement services businesses, increased revenue associated with new client growth and cross sales in the credit union operations as well as incremental revenue associated with the Australian check processing business that began operations in mid-April 2005.

Operating margins in the Financial segment were 21% in the first quarter of 2006 and 23% in the first quarter of 2005 and decreased due primarily to the adoption of SFAS 123R on January 1, 2006. Incremental share-based compensation expense related to the adoption of SFAS 123R on January 1, 2006 negatively impacted the first quarter of 2006 operating income by $11.7 million and operating margin by approximately 2 percentage points. Operating margins in the first quarter of 2006 compared to the first quarter of 2005 were positively impacted by $21.6 million of higher incremental flood claims processing revenue which was partially offset by an $11.0 million decrease in revenue associated with client contract termination fees.

Health

The Health segment increased total revenue by $38.9 million, or 16%, in the first quarter of 2006 compared to the first quarter of 2005. The internal revenue growth rate in this segment for the first quarter of 2006 was 14% with the remaining growth resulting from acquisitions. Adjusted internal revenue growth, excluding the impact of prescription product and other customer reimbursement costs, was 3% in the first quarter of 2006 compared to 4% in the first quarter of 2005.

Operating margins in the Health segment were 7% in the first quarter of 2006 and 9% in the first quarter of 2005. Prescription product costs negatively impacted operating margins in the Health segment by approximately 9 percentage points in the first quarter of 2006 and approximately 10 percentage points in the first quarter of 2005. The decrease in the first quarter of 2006 operating income and margin compared to the first quarter of 2005 was primarily due to incremental expenses related to investments in the Company’s consumer-directed health care initiatives and health plan business process outsourcing start-up business and lower revenue in the first quarter of 2006 compared to the first quarter of 2005 related to processing one-time claims for clients lost to competition.

Investment

The Investment segment had revenue growth of $1.6 million in the first quarter of 2006, representing revenue growth of 5% primarily derived from continued new client growth. Operating margins in the Investment segment were 18% in the first quarter of 2006 and 17% in the first quarter of 2005.

DISCONTINUED OPERATIONS

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. for $344.9 million paid in cash at closing. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the Company’s carrying value of its investment. In the first quarter of 2005, the Company recorded a net loss on the sale of discontinued operations of $0.4 million, net of related income taxes of $48.7 million. The higher income tax expense on the sale of the securities clearing operations was primarily due to a significantly lower tax basis than book basis in the discontinued operations resulting primarily from a tax free exchange in the Company’s initial purchase of one of the companies included in discontinued operations. The stock purchase agreement provided that the Company retain the liability associated with the SEC investigation of the Company’s former subsidiary, Fiserv Securities, Inc. (“FSI”). In the second quarter of 2005, FSI settled with the SEC on this matter for $15.0 million which was fully accrued for in the Company’s 2004 financial statements.

During the third quarter of 2005, the Company received an indemnification notice under the stock purchase agreement regarding FSI’s past maintenance of certain documentation related to FSI’s introducing broker dealers’ customers. The Company continues to investigate this matter and is unable to estimate or predict the ultimate outcome or determine whether this matter will have a material adverse impact on the Company’s discontinued operations’ results.

INTEREST EXPENSE - NET

Interest expense increased in the first quarter of 2006 as compared to the first quarter of 2005 due to rising interest rates and increased average borrowings outstanding.

REALIZED GAIN FROM SALE OF INVESTMENT

In the first quarter of 2005, the Company recorded a pre-tax realized gain of $43.5 million, or $0.14 per share after tax, from the sale of its remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock.

INCOME TAX PROVISION

The effective income tax rate on continuing operations was 37.8% in the first quarter of 2006 and 38.7% in the first quarter of 2005. The income tax rate on continuing operations for the remainder of 2006 is expected to be 38.5%.

NET INCOME PER SHARE - DILUTED

Net income per share-diluted for the first quarter of 2006 was $0.64 compared to $0.71 in the first quarter of 2005. The $0.64 for the first quarter of 2006 included $0.05 in share-based compensation recognized as a result of the prospective adoption of SFAS 123R. Total share based compensation included in the first quarter of 2005 was only $0.8 million as the prospective method of adoption does not restate prior periods for share-based compensation expense. In addition, the $0.71 in net income per share-diluted for the first quarter of 2005 included $0.14 per share due to the one-time realized gain on the sale of the Company’s investment in Bisys Group, Inc.

Historically, the Company’s growth has been accomplished, to a significant degree, through the acquisition of businesses that are complementary to its operations. Management believes that a number of acquisition candidates are available that would further enhance the Company’s competitive position and plans to pursue them vigorously. Management is engaged in an ongoing program to reduce expenses related to acquisitions and existing operations by eliminating operating redundancies. The Company’s approach has been to move slowly in achieving this goal in order to minimize the amount of disruption experienced by its clients and the potential loss of clients due to this program.

LIQUIDITY AND CAPITAL RESOURCES

Free cash flow is measured as net cash provided by operating activities from continuing operations less capital expenditures including capitalization of software costs for external customers, as reported in the Company’s condensed consolidated statements of cash flows. Free cash flow is a non-GAAP financial measure that the Company believes is useful to investors because it provides another measure of available cash flow after the Company has satisfied the capital requirements of its operations. The following table summarizes free cash flow for the Company during the three month periods ended March 31:

(In millions)	2006	2005
Net cash provided by operating activities from continuing operations	$190.5	$135.0
Capital expenditures, including capitalization of software costs for external customers	(47.2)	(31.8)

Free cash flow	$143.3	$103.3

Free cash flow increased by $40.0 million in the first quarter of 2006 compared to the first quarter of 2005 primarily due to improved cash collections on accounts receivable during the quarter ended March 31, 2006. Free cash flow was negatively impacted in the first quarters of 2006 and 2005 by the Company’s annual 401(k) contributions of approximately $50 million and $41 million, respectively. In the first quarter of 2006, the Company used its free cash flow of $143.3 million and borrowings under its credit facility to repurchase $228.9 million of stock (approximately 3% of shares outstanding) under its share repurchase program.

Long-term debt as of March 31, 2006 included $479.9 million borrowed under the Company’s $900.0 million revolving credit facility that matures on March 24, 2011. The Company may increase the maximum aggregate amount of availability under the revolving credit facility to up to $1,250.0 million at the Company’s discretion, subject to certain conditions, which include, among other things, the absence of any default under the credit agreement. The Company must, among other requirements under the facility, limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. At March 31, 2006, the Company had $757.9 million of long-term debt. The Company was in compliance with all debt covenants as of March 31, 2006.

The Company’s current policy is to retain earnings to support future business opportunities, rather than to pay dividends. During the third quarter of 2005, the Company’s Board of Directors authorized the repurchase of 10.0 million shares of the Company’s common stock. The Company completed repurchases under this authorization during the first quarter of 2006. In the first quarter of 2006, the Board of Directors authorized the repurchase of up to an additional 10.0 million shares of the Company’s common stock. During the first quarter of 2006, the Company repurchased 5.4 million shares for $228.9 million and as of March 31, 2006, 7.7 million shares remained authorized for repurchase under the current authorization. Shares repurchased under the existing stock repurchase plan are made through open market transactions as market conditions warrant. Shares acquired have historically been held for issuance in connection with acquisitions and employee stock option and purchase plans.

The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions and ordinary capital spending needs in 2006. At March 31, 2006, the Company had $424.2 million available for borrowing and $204.8 million in cash and cash equivalents. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or the issuance of securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2006	1,481,900	$44.18	1,481,900	1,569,385
February 1 - 28, 2006	1,769,385	$41.91	1,769,385	9,800,000
March 1 - 31, 2006	2,116,413	$42.18	2,116,413	7,683,587

Total	5,367,698	$42.64	5,367,698

(1)	In July 2005, the Company’s Board of Directors authorized the repurchase of 10.0 million shares of the Company’s common stock. The Company completed repurchases under this authorization in the first quarter of 2006. On February 21, 2006, the Board of Directors authorized the repurchase of up to 10.0 million additional shares of the Company’s common stock. As of March 31, 2006, the Company had the authority to repurchase 7,683,587 shares under that program. The repurchase authorization does not expire.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fiserv, Inc.
(Registrant)

Date: April 28, 2006	By:	/s/ Kenneth R. Jensen
KENNETH R. JENSEN
Senior Executive Vice President, Chief
Financial Officer, Treasurer and Assistant
Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1	Credit Agreement, dated as of March 24, 2006, among Fiserv, Inc., certain foreign subsidiaries thereof from time to time parties thereto and the financial institutions parties thereto (filed as Exhibit 4 to the Company’s Current Report on Form 8-K, dated March 24, 2006 and incorporated herein by reference (File No. 000-14948))

10.1	Amendment to Employee Restricted Stock Agreement, dated March 30, 2006, between Fiserv, Inc. and Jeffery W. Yabuki

31.1	Certification of the Chief Executive Officer, dated April 28, 2006

31.2	Certification of the Chief Financial Officer, dated April 28, 2006

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated April 28, 2006