Form 10-Q
period 2006-06-30
FISERV INC
filed 2006-07-28
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

or

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

As of July 24, 2006, there were 174,232,030 shares of common stock, $.01 par value, of the Registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Processing and services	$741,437	$708,958	$1,502,481	$1,402,944
Product	351,760	287,468	687,384	566,596

Total revenues	1,093,197	996,426	2,189,865	1,969,540

Expenses:
Cost of processing and services	487,579	453,816	973,547	894,275
Cost of product	278,209	229,055	550,303	450,495
Selling, general and administrative	143,220	126,310	288,873	249,509

Total expenses	909,008	809,181	1,812,723	1,594,279

Operating income	184,189	187,245	377,142	375,261
Interest expense - net	(8,774)	(1,280)	(14,880)	(4,942)
Realized gain from sale of investment	—	—	—	43,452

Income from continuing operations before income taxes	175,415	185,965	362,262	413,771
Income tax provision	64,435	71,968	135,071	160,129

Income from continuing operations	110,980	113,997	227,191	253,642
Income (loss) from discontinued operations, net of tax	6,689	—	6,689	(619)

Net income	$117,669	$113,997	$233,880	$253,023

Basic net income per share:
Continuing operations	$0.63	$0.60	$1.28	$1.32
Discontinued operations	0.04	—	0.04	—

Total	$0.67	$0.60	$1.32	$1.32

Diluted net income per share:
Continuing operations	$0.63	$0.59	$1.26	$1.31
Discontinued operations	0.04	—	0.04	—

Total	$0.66	$0.59	$1.30	$1.30

Shares used in computing net income per share:
Basic	175,113	190,879	177,232	192,131

Diluted	177,551	193,227	179,667	194,361

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$151,979	$184,471
Accounts receivable, less allowance for doubtful accounts	583,224	553,402
Prepaid expenses and other assets	114,035	105,782
Investments	2,463,581	2,126,538
Property and equipment, net	239,287	226,013
Intangible assets, net	601,773	593,808
Goodwill	2,317,329	2,249,502

Total	$6,471,208	$6,039,516

Liabilities and Shareholders’ Equity
Accounts payable	$269,128	$241,751
Accrued expenses	287,450	365,651
Accrued income taxes	12,792	4,266
Deferred revenues	233,332	240,105
Customer funds held and retirement account deposits	2,321,519	1,960,626
Deferred income taxes	168,392	165,992
Long-term debt	783,095	595,385

Total liabilities	4,075,708	3,573,776
Shareholders’ equity:
Preferred stock, no par value: 25,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 197,803,142 and 197,507,892 shares issued	1,978	1,975
Additional paid-in capital	702,624	693,715
Accumulated other comprehensive income	2,572	1,321
Accumulated earnings	2,670,857	2,436,977
Treasury stock, at cost, 23,111,326 and 15,753,675 shares	(982,531)	(668,248)

Total shareholders’ equity	2,395,500	2,465,740

Total	$6,471,208	$6,039,516

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$233,880	$253,023
Adjustment for discontinued operations	(6,689)	619
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Realized gain from sale of investment	—	(43,452)
Deferred income taxes	8,520	11,210
Share-based compensation expense	19,313	1,211
Excess tax benefit from exercise of options	(3,366)	—
Depreciation and amortization	92,901	88,169
Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
Accounts receivable	(13,685)	(24,720)
Prepaid expenses and other assets	(5,056)	620
Accounts payable and accrued expenses	(38,841)	(24,873)
Deferred revenues	(10,802)	(7,714)
Accrued income taxes	7,310	(3,200)

Net cash provided by operating activities from continuing operations	283,485	250,893

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(96,220)	(69,640)
Payment for acquisitions of businesses, net of cash acquired	(101,191)	(135,654)
Proceeds from sale of businesses, net of expenses paid	(2,153)	303,944
Cash distribution received from discontinued operations prior to sale	—	68,000
Investments	(336,956)	(173,518)

Net cash used in investing activities from continuing operations	(536,520)	(6,868)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt - net	187,568	(14,845)
Issuance of common stock and treasury stock	18,255	27,700
Purchases of treasury stock	(349,539)	(263,158)
Excess tax benefit from exercise of stock options	3,366	—
Customer funds held and retirement account deposits	360,893	56,730

Net cash provided by (used in) financing activities from continuing operations	220,543	(193,573)

Change in cash and cash equivalents	(32,492)	50,452
Beginning balance	184,471	516,127

Ending balance	$151,979	$566,579

Discontinued Operations Cash Flow Information (Revised-Note 1)
Net cash used in operating activities	$—	$(6,306)
Net cash used in investing activities	—	(36,749)
Net cash provided by financing activities	—	39,600

Total net cash used in discontinued operations	—	(3,455)

Cash and cash equivalents - beginning of period	—	35,849
Cash and cash equivalents - sold	—	32,394

Cash and cash equivalents - end of period	$—	$—

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company revised the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing and financing activities of the discontinued operations. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (‘SFAS 43’)” (“EITF 06-2”). EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of the EITF are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company is currently evaluating the impact, if any, that the adoption of this EITF will have on its financial statements.

3. Discontinued Operations

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. (“Fidelity”) for $344.9 million paid in cash at closing. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the Company’s carrying value of its investment. In the first quarter of 2005, the Company recorded a net loss on the sale of discontinued operations of $0.4 million, net of related income taxes of $48.7 million. The higher income tax expense on the sale of the securities clearing operations was primarily due to a significantly lower tax basis than book basis in the discontinued operations resulting primarily from a tax free exchange in the Company’s initial purchase of one of the companies included in discontinued operations. The stock purchase agreement provided that the Company retain the liability associated with the SEC investigation of the Company’s former subsidiary, Fiserv Securities, Inc. (“FSI”). In the second quarter of 2005, FSI settled with the SEC on this matter for $15.0 million which was fully accrued for in the Company’s 2004 financial statements. In the second quarter of 2006, the Company finalized and recognized a $10.6 million pre-tax gain related to a contingent payment that was received in July from Fidelity based on the securities clearing businesses’ achievement of certain revenue targets established in the agreement.

The Company is investigating a matter in an indemnification notice received under the stock purchase agreement regarding FSI’s past maintenance of certain documentation related to FSI’s introducing broker dealers’ customers. The Company is unable to estimate or predict the ultimate outcome or determine whether this matter will have a material adverse impact on the Company’s discontinued operations’ results.

The Company’s securities clearing businesses are excluded from reported total revenues and total expenses and have been reported as discontinued operations for all periods presented. The Company reports its cash flows from continuing operations separate from cash flows from discontinued operations on its condensed consolidated statements of cash flows. The discontinued operations’ cash flow disclosure includes a $68.0 million cash distribution in 2005 that the securities clearing business made to the Company prior to completion of the sale. Summarized financial information for discontinued operations included in the financial statements is as follows:

(In thousands)	Three and six months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2005
Total revenues	$—	$—	$26,391
Total expenses	—	—	26,809

Operating loss before income taxes	—	—	(418)
Income tax benefit	—	—	162
Gain (loss) on sale of businesses, net of income taxes of $3,900 and $48,670, respectively	6,689	—	(363)

Gain (loss) from discontinued operations, net of tax	$6,689	$—	$(619)

4. Long-Term Debt

The Company has available a five-year, $900.0 million revolving credit facility, maturing on March 24, 2011, of which $500.0 million was utilized as of June 30, 2006. The Company may increase the maximum aggregate amount of availability under the revolving credit facility up to $1,250.0 million at the Company’s discretion, subject to certain conditions, which include, among other things, the absence of any default under the credit agreement. There are no significant commitment fees or compensating balance requirements under this facility. The Company intends to use the revolving credit facility for general corporate purposes.

The credit agreement contains various restrictions and covenants applicable to the Company and certain of its subsidiaries. Among other requirements, the Company must limit its consolidated indebtedness to no more than three and one-half times the Company’s consolidated net earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all debt covenants at June 30, 2006.

In July 2006, the Company initiated a $500.0 million unsecured commercial paper notes program. The Company may issue commercial paper, which is exempt from registration under the Securities Act of 1933, with maturities of up to 397 days from the date of issuance and maintains the above revolving credit facility to support 100% of the outstanding commercial paper.

5. Share-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service had not been rendered (such as unvested options) that were outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in cost of processing and services expense and selling, general and administrative expense in the condensed consolidated statement of income on a straight line basis over the vesting period.

The Company’s share-based compensation primarily consists of the following:

Stock Options: The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options are typically granted in the first quarter of the year, generally vest 20% on the date of grant and 20% each year thereafter and expire 10 years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period of the stock option award.

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

During the three months ended June 30, 2006 and 2005, the Company recognized approximately $5.5 million ($4.1 million in selling,

general and administrative expenses and $1.5 million in cost of processing and services) and $0.4 million (in selling, general and administrative expenses) of stock-based compensation expense and $1.8 million and $0.1 million in related tax benefits, respectively.

During the six months ended June 30, 2006 and 2005, the Company recognized approximately $19.3 million ($15.1 million in selling,

general and administrative expenses and $4.3 million in cost of processing and services) and $1.2 million (in selling, general and administrative expenses) of stock-based compensation expense and $6.6 million and $0.5 million in related tax benefits, respectively. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $36 million.

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

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” prior to the adoption of SFAS 123R:

(In thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income:
As reported	$113,997	$253,023
Add: reported stock compensation expense - net of tax	223	742
Less: fair value stock compensation expense - net of tax	(3,328)	(15,247)

Pro forma	$110,892	$238,518

Reported net income per share:
Basic	$0.60	$1.32
Diluted	0.59	1.30

Pro forma net income per share:
Basic	$0.58	$1.24
Diluted	0.57	1.23

The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life (in years)	3.3	6.1	4.9	5.2
Average risk-free interest rate	5.2%	3.8%	4.6%	3.7%
Expected volatility	26.2%	32.2%	30.4%	31.9%
Expected dividend yield	0%	0%	0%	0%

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

The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $13.34 and $13.59 per share, respectively.

The table below presents information related to stock option activity for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
(In thousands)	2006	2005
Total intrinsic value of stock options exercised	$17,276	$31,832
Cash received from stock option exercises	8,491	21,669
Gross income tax benefit from the exercise of stock options	6,600	11,000

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Wtd. Avg Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2005	10,114	$31.67
Granted	1,543	40.95
Forfeited	(86)	36.69
Exercised	(963)	25.99

Outstanding, June 30, 2006	10,608	$33.49	6.2	$125,917

Exercisable, June 30, 2006	7,706	$31.22	5.2	$108,963

A summary of restricted stock activity for the six months ended June 30, 2006 is as follows:

	Number of Shares (In thousands)	Weighted Average Fair Value	Wtd. Avg Remaining Vesting Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2005	84	$43.35
Granted	295	40.11
Vested	(2)	42.00

Outstanding, June 30, 2006	377	$40.87	1.8	$17,101

At June 30, 2006, options to purchase 2.6 million shares were available for grant under the Company’s Stock Option and Restricted Stock Plan. At June 30, 2006, there were 0.7 million shares available for grant under the employee stock purchase plan.

6. Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005
Weighted-average shares outstanding used for calculation of net income per share-basic	175,113	190,879	177,232	192,131
Common stock equivalents	2,438	2,348	2,435	2,230

Total shares used for calculation of net income per share-diluted	177,551	193,227	179,667	194,361

Weighted-average shares under share-based compensation awards excluded from the calculation of common stock equivalents as the impact was anti-dilutive	1,508	28	1,673	1,252

7. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges and is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005
Net income	$117,669	$113,997	$233,880	$253,023
Components of other comprehensive income - net	(895)	154	1,251	(29,318)

Comprehensive income	$116,774	$114,151	$235,131	$223,705

The components of other comprehensive income for the six month period ended June 30, 2005 were negatively impacted by the realized gain on the sale of the Company’s remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock in the first quarter of 2005.

8. Segment Information

Revenues and operating income for the Company’s reportable segments are as follows:

(In thousands)	Financial	Health	Investment	Total
Three months ended June 30, 2006:
Processing and services	$610,024	$95,710	$35,703	$741,437
Product	158,016	193,744	—	351,760

Total revenues	$768,040	$289,454	$35,703	$1,093,197

Operating income	$159,033	$17,535	$7,621	$184,189

Three months ended June 30, 2005:
Processing and services	$583,744	$90,498	$34,716	$708,958
Product	130,248	157,220	—	287,468

Total revenues	$713,992	$247,718	$34,716	$996,426

Operating income	$160,157	$18,867	$8,221	$187,245

Six months ended June 30, 2006:
Processing and services	$1,238,137	$194,292	$70,052	$1,502,481
Product	310,994	376,390	—	687,384

Total revenues	$1,549,131	$570,682	$70,052	$2,189,865

Operating income	$325,202	$38,288	$13,652	$377,142

Six months ended June 30, 2005:
Processing and services	$1,150,373	$185,108	$67,463	$1,402,944
Product	261,655	304,941	—	566,596

Total revenues	$1,412,028	$490,049	$67,463	$1,969,540

Operating income	$320,305	$41,133	$13,823	$375,261

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (‘SFAS 43’)” (“EITF 06-2”). EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of the EITF are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company is currently evaluating the impact, if any, that the adoption of this EITF will have on its financial statements.

Results of Operations

The following table presents, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of income, the relative percentage that those amounts represent to revenues and the change in those amounts from year to year. This information should be read along with the condensed consolidated financial statements and notes thereto.

	Three months ended June 30,				2006 vs. 2005 Increase
	(In millions)		Percentage (1) (2)
	2006	2005	2006	2005	$	%
Revenues:
Processing and services	$741.4	$709.0	68%	71%	$32.5	5%
Product	351.8	287.5	32%	29%	64.3	22%

Total revenues	1,093.2	996.4	100%	100%	96.8	10%

Expenses:
Cost of processing and services (1)	487.6	453.8	66%	64%	33.8	7%
Cost of product (1)	278.2	229.1	79%	80%	49.2	21%

Sub-total (2)	765.8	682.9	70%	69%	82.9	12%
Selling, general and administrative (2)	143.2	126.3	13%	13%	16.9	13%

Total expenses (2)	909.0	809.2	83%	81%	99.8	12%

Operating Income (2)	$184.2	$187.2	17%	19%	$(3.1)	(2)%

	Six months ended June 30,				2006 vs. 2005 Increase
	(In millions)		Percentage (1) (2)
	2006	2005	2006	2005	$	%
Revenues:
Processing and services	$1,502.5	$1,402.9	69%	71%	$99.5	7%
Product	687.4	566.6	31%	29%	120.8	21%

Total revenues	2,189.9	1,969.5	100%	100%	220.3	11%

Expenses:
Cost of processing and services (1)	973.5	894.3	65%	64%	79.3	9%
Cost of product (1)	550.3	450.5	80%	80%	99.8	22%

Sub-total (2)	1,523.9	1,344.8	70%	68%	179.1	13%
Selling, general and administrative (2)	288.9	249.5	13%	13%	39.4	16%

Total expenses (2)	1,812.7	1,594.3	83%	81%	218.4	14%

Operating Income (2)	$377.1	$375.3	17%	19%	$1.9	1%

(1)	Each percentage equals the relevant expense amount divided by the related component of total revenues.
(2)	Each percentage equals the relevant expense or operating income amount divided by total revenues.

Total Revenues

Total revenues increased $96.8 million, or 10%, in the second quarter of 2006 compared to 2005 and $220.3 million, or 11%, in the first six months of 2006 compared to 2005. The internal revenue growth rate was 7% in the second quarter of 2006 and 9% in the first six months of 2006 with the remaining growth resulting from acquisitions. Overall internal revenue growth was primarily derived from sales to new clients, additional sales to existing clients and increases in transaction volumes from existing clients.

Processing and services revenues increased 5% in the second quarter of 2006 compared to 2005 and 7% in the first six months of 2006 compared to 2005. Strong contributors to these increases over prior year periods were an acquisition in the Company’s electronic payments area; new client and volume growth in the Company’s lending settlement services; and growth in the bank and credit union core processing businesses. Partially offsetting this growth was a decrease in contract termination fees in the Financial segment during the three and six month periods ended June 30, 2006 of $1.5 million and $12.5 million, respectively, compared to the comparable prior year periods. The financial segment businesses generally enter into three to five year contracts with clients that contain early contract termination fees. These fees are generated when an existing client is acquired by another financial institution and can vary significantly from period to period based on the number and size of clients that are acquired and how early in the contract term a client is acquired.

Product revenues increased 22% in the second quarter of 2006 compared to 2005 and 21% in the first six months of 2006 compared to 2005 primarily driven by revenue growth in the Company’s pharmacy management businesses, along with growth in the bank products and output solutions divisions. The pharmacy management businesses growth was impacted significantly on a year over year basis by the inclusion of prescription product costs in both revenues and expenses of $166.4 million and $131.1 million in the second quarters of 2006 and 2005, respectively and $320.4 million and $255.2 million in the first six months of 2006 and 2005, respectively.

Total Expenses

Total expenses increased $99.8 million, or 12%, in the second quarter of 2006 compared to 2005 and $218.4 million, or 14%, in the first six months of 2006 compared to 2005. Total expenses as a percentage of total revenues were 83% for the three and six month periods ended June 30, 2006, compared to 81% for the three and six month periods ended June 30, 2005.

The increases in cost of processing and services as a percentage of processing and services revenues in 2006 compared to the 2005 periods were primarily due to incremental expenses associated with the Company’s Australian check processing operations and investments in the Company’s lending businesses. Cost of product as a percentage of product revenue remained relatively consistent at 80% in the first six months of 2005 and 2006. Selling, general and administrative expenses were 13% as a percentage of total revenues in the three and six month periods ended June 30, 2006 and 2005 and were negatively impacted by the inclusion of $13.8 million of incremental share-based compensation expense compared to 2005 recorded as a result of the modified prospective adoption of SFAS 123R on January 1, 2006.

Operating Income and Operating Margin

Operating income decreased $3.1 million, or 2%, in the second quarter of 2006 compared to 2005 and increased $1.9 million, or 1%, in the first six months of 2006 compared to 2005. Operating margins for the three and six month periods ended June 30, 2006 were each approximately 2 percentage points lower than the comparable prior year periods that reflected strong results.

The overall operating margin for the first six months of 2006 compared to the comparable period in 2005 was negatively impacted by approximately 1 percentage point due to incremental share-based compensation expense of $18.1 million related to the adoption of SFAS 123R on January 1, 2006. Growth in the pharmacy services businesses, which are required to include prescription costs in both revenues and expenses under US GAAP, and growth in the Company’s output solutions division, which is required to include customer reimbursements in both revenues and expenses under US GAAP, negatively impacted 2006 operating margins by approximately 1 percentage point due to the inclusion of these pass through items which negatively impact operating margins in these businesses. In addition, year to date margins compared to the prior year were negatively impacted due to reduced contract termination fees of $12.5 million, incremental expenses associated with the Company’s Australian check processing operations, and investments in the Company’s lending businesses. These negative margin impacts were offset by $21.5 million of higher margin incremental flood claims processing revenues primarily earned in the first quarter of 2006.

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

Adjusted revenues presented in the following tables exclude the revenues associated with customer reimbursements and the pass-through portion of prescription product costs as both of these items offset in revenues and expenses. Adjusted revenue is a non-GAAP financial measure that the Company believes is useful to investors because it provides a measurement of growth excluding pass-through revenue and expense as management does not believe these items are necessarily an indicator of the Company’s current or future performance.

Adjusted revenues as calculated by the Company are not necessarily comparable to similarly titled measures presented by other companies.

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue (In millions)	Financial	Health	Investment	Total	Financial	Health	Investment	Total
2006
Total revenues	$768.0	$289.5	$35.7	$1,093.2	$1,549.1	$570.7	$70.1	$2,189.9
Less:
Customer reimbursements	96.7	1.6	—	98.3	199.1	3.2	—	202.3
Prescription product costs	—	166.4	—	166.4	—	320.4	—	320.4

Adjusted revenues	$671.3	$121.5	$35.7	$828.6	$1,350.0	$247.0	$70.1	$1,667.1

2005
Total revenues	$714.0	$247.7	$34.7	$996.4	$1,412.0	$490.0	$67.5	$1,969.5
Less:
Customer reimbursements	81.9	1.4	—	83.3	171.4	2.7	—	174.1
Prescription product costs	—	131.1	—	131.1	—	255.2	—	255.2

Adjusted revenues	$632.1	$115.2	$34.7	$782.0	$1,240.6	$232.2	$67.5	$1,540.2

Total revenue growth:	8%	17%	3%	10%	10%	16%	4%	11%

Adjusted revenue growth:	6%	5%	3%	6%	9%	6%	4%	8%

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Income (In millions)	Financial	Health	Investment	Total	Financial	Health	Investment	Total
2006
Operating income	$159.0	$17.5	$7.6	$184.2	$325.2	$38.3	$13.7	$377.1

2005
Operating income	$160.2	$18.9	$8.2	$187.2	$320.3	$41.1	$13.8	$375.3

Operating income growth: (1)	(1)%	(7)%	(7)%	(2)%	2%	(7)%	(1)%	1%

Operating margin:
2006	21%	6%	21%	17%	21%	7%	19%	17%
2005	22%	8%	24%	19%	23%	8%	20%	19%

(1)	Operating income growth over 2005 was negatively impacted by incremental share-based compensation expense recorded in 2006 due to the modified prospective adoption of SFAS 123R.

INTERNAL REVENUE GROWTH

Internal revenue growth percentages are measured as the increase or decrease in total revenues for the current period less “acquired revenue from acquisitions” divided by total revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies, less dispositions, for the comparable prior year period. Actual and adjusted internal revenue growth percentages are non-GAAP financial measures that the Company believes are useful to investors because they present internal revenue growth including and excluding customer reimbursements and prescription product costs that must be presented in revenue under GAAP. The following tables set forth the calculation of internal revenue growth percentages:

	Three months ended June 30,
	(In millions)			2006 Internal Growth %	2005 Internal Growth %
	2006	2005	Increase (Decrease)
Total Company
Total revenues	$1,093.2	$996.4	$96.8
Acquired revenue from acquisitions		21.6	(21.6)

Total	$1,093.2	$1,018.1	$75.1	7%	7%

Adjusted revenues (1)				3%	7%

By Segment:
Financial
Total revenues	$768.0	$714.0	$54.0
Acquired revenue from acquisitions		17.2	(17.2)

Total	$768.0	$731.2	$36.9	5%	5%

Adjusted revenues (1)				3%	7%

Health
Total revenues	$289.5	$247.7	$41.7
Acquired revenue from acquisitions		4.5	(4.5)

Total	$289.5	$252.2	$37.3	15%	10%

Adjusted revenues (1)				2%	4%

Investment

Total revenues	$35.7	$34.7	$1.0	3%	10%

	Six months ended June 30,
	(In millions)			2006 Internal Growth %	2005 Internal Growth %
	2006	2005	Increase (Decrease)
Total Company
Total revenues	$2,189.9	$1,969.5	$220.3
Acquired revenue from acquisitions		47.2	(47.2)

Total	$2,189.9	$2,016.8	$173.1	9%	6%

Adjusted revenues (1)				5%	6%

By Segment:
Financial
Total revenues	$1,549.1	$1,412.0	$137.1
Acquired revenue from acquisitions		38.3	(38.3)

Total	$1,549.1	$1,450.4	$98.8	7%	4%

Adjusted revenues (1)				6%	6%

Health
Total revenues	$570.7	$490.0	$80.6
Acquired revenue from acquisitions		8.9	(8.9)

Total	$570.7	$498.9	$71.7	14%	12%

Adjusted revenues (1)				2%	4%

Investment

Total revenues	$70.1	$67.5	$2.6	4%	9%

(1)	Adjusted internal revenue growth is calculated based on adjusted revenues which excludes customer reimbursements and prescription product pass-through costs. Adjusted internal revenue growth percentage for the three and six month periods ended June 30, 2005 excludes acquired prescription product costs of $4.3 million and $7.8 million, respectively.

Financial

The Financial segment increased total revenues by $54.0 million, or 8%, in the second quarter of 2006 compared to 2005 and $137.1 million, or 10%, in the first six months of 2006 compared to 2005. The internal revenue growth rate in the Financial segment was 5% in the second quarter of 2006 and 7% in the first six months of 2006 with the remaining growth resulting from acquisitions. Adjusted internal revenue growth, excluding the impact of customer reimbursements, was 3% in the second quarter of 2006 compared to 7% in the comparable period of 2005 and 6% in the first six months of 2006 and 2005. Positive contributors to the organic growth rates in 2006 were increased volumes and new clients in the lending division’s loan settlement services businesses, new client growth and increased product sales of the Company’s Information Technology, Inc.’s banking products and continued solid growth in the credit union businesses. In addition, year to date internal revenue growth rates were positively impacted by high levels of flood claims processing which primarily occurred in the first quarter of 2006. Partially offsetting this growth was an approximate 2 percentage point negative impact due to the loss of a few large client relationships that were announced in 2005 and the negative impact of reduced contract termination fees of $12.5 million in the first six months of 2006 compared to the same period in 2005.

Operating margins in the Financial segment were 21% and 22% in the second quarter of 2006 and 2005 respectively and were 21% and 23% in the first six months of 2006 and 2005, respectively. The overall operating margins for the three and six months of 2006 compared to the comparable period in 2005 were negatively impacted by approximately 1 percentage point due to a combination of incremental share-based compensation expense related to the adoption of SFAS 123R on January 1, 2006 and revenue growth in the Company’s output solutions division, which is required to include customer reimbursements in both revenues and expenses under US GAAP and results in lower incremental operating margins. In addition, year to date margins compared to the prior year were negatively impacted due to reduced contract termination fees of $12.5 million, incremental expenses associated with the Company’s Australian check processing operations, and investments in the Company’s lending businesses. These negative margin impacts were offset by $21.5 million of higher margin incremental flood claims processing revenues primarily earned in the first quarter of 2006.

Health

The Health segment increased total revenue by $41.7 million, or 17%, in the second quarter of 2006 and $80.6 million, or 16%, in the first six months of 2006 compared to the comparable periods of 2005. The internal revenue growth rate in this segment was 15% for the second quarter of 2006 and 14% for the first six months of 2006 with the remaining growth resulting from acquisitions. Adjusted internal revenue growth, excluding the impact of prescription product and other customer reimbursement costs, was 2% in the second quarter and first six months of 2006 compared to 4% in the second quarter and first six months of 2005. Revenue growth rates were primarily driven by growth in the pharmacy management businesses.

Operating margins in the Health segment were 6% and 8% in the second quarter of 2006 and 2005, respectively and were 7% and 8% in the first six months of 2006 and 2005, respectively. Prescription product costs negatively impacted operating margins in the Health segment by approximately 8 percentage points and 9 percentage points in the second quarter of 2006 and 2005, respectively, and approximately 9 percentage points in the first six months of 2006 and 2005. The decrease in operating income for 2006 compared to the comparable periods in 2005 was primarily due to $2.5 million of incremental expenses related to investments in areas such as the Company’s consumer-directed health care initiatives. These investments are expected to continue through the remainder of 2006.

Investment

The Investment segment had revenue growth of $1.0 million in the second quarter of 2006 and $2.6 million in the first six months of 2006, representing revenue growth of 3% and 4% for the three and six month periods ended June 30, 2006, respectively, which was primarily derived from continued new client growth. Operating margins in the Investment segment were 21% and 24% in the second quarter of 2006 and 2005, respectively, and were 19% and 20% in the first six months of 2006 and 2005, respectively. Margins in the second quarter compared to the prior year period were negatively impacted by the segment’s mix of revenue with a lower level of higher margin investment income during the second quarter of 2006.

DISCONTINUED OPERATIONS

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. (“Fidelity”) for $344.9 million paid in cash at closing. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the Company’s carrying value of its investment. In the first quarter of 2005, the Company recorded a net loss on the sale of discontinued operations of $0.4 million, net of related income taxes of $48.7 million. The higher income tax expense on the sale of the securities clearing operations was primarily due to a significantly lower tax basis than book basis in the discontinued operations resulting primarily from a tax free exchange in the Company’s initial purchase of one of the companies included in discontinued operations. The stock purchase agreement provided that the Company retain the liability associated with the SEC investigation of the Company’s former subsidiary, Fiserv Securities, Inc. (“FSI”). In the second quarter of 2005, FSI settled with the SEC on this matter for $15.0 million which was fully accrued for in the Company’s 2004 financial statements. In the second quarter of 2006, the Company finalized and recognized a $10.6 million pre-tax gain related to a contingent payment that was received in July from Fidelity based on the securities clearing businesses’ achievement of certain revenue targets established in the agreement.

The Company is investigating a matter in an indemnification notice received under the stock purchase agreement regarding FSI’s past maintenance of certain documentation related to FSI’s introducing broker dealers’ customers. The Company is unable to estimate or predict the ultimate outcome or determine whether this matter will have a material adverse impact on the Company’s discontinued operations’ results.

INTEREST EXPENSE - NET

Net interest expense increased in the first six months of 2006 compared to the first six months of 2005 primarily due to rising interest rates and increased average borrowings outstanding. In addition, during 2005 the Company earned interest income on the proceeds received from the sale of the securities clearing businesses.

REALIZED GAIN FROM SALE OF INVESTMENT

In the first six months of 2005, the Company recorded a pre-tax realized gain of $43.5 million, or $0.14 per share after tax, from the sale of its remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock in the first quarter of 2005.

INCOME TAX PROVISION

The effective income tax rate on continuing operations was 37.3% for the first six months of 2006 and 38.7% for the first six months of 2005. The income tax rate on continuing operations for the remainder of 2006 is expected to be 38.5%. The lower 2006 year to date effective tax rate on continuing operations was primarily driven by a one-time tax benefit of $3.1 million, or $0.02 per share, in the second quarter of 2006 primarily due to a change in a state tax law during the quarter.

NET INCOME PER SHARE - DILUTED

Net income per share-diluted for the second quarter of 2006 was $0.66 compared to $0.59 in the second quarter of 2005 with net income per share-diluted from continuing operations contributing $0.63 and $0.59 for the second quarter of 2006 and 2005, respectively. Net income per share-diluted for the first six months of 2006 and 2005 was $1.30 with net income per share-diluted from continuing operations contributing $1.26 and $1.31 for the six month period ended June 30, 2006 and 2005, respectively. The three and six month periods ended June 30, 2006 were negatively impacted by the prospective adoption of SFAS 123R which resulted in $0.02 and $0.07 of incremental per-share expense, respectively, as the prospective method of adoption does not restate prior periods for share-based compensation expense. In addition, the first six months of 2005 net income per share-diluted included $0.14 per share due to the one-time realized gain on the sale of the Company’s investment in Bisys Group, Inc recorded in the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Free cash flow is measured as net cash provided by operating activities from continuing operations less capital expenditures including capitalization of software costs for external customers, as reported in the Company’s condensed consolidated statements of cash flows. Free cash flow is a non-GAAP financial measure that the Company believes is useful to investors because it provides another measure of available cash flow after the Company has satisfied the capital requirements of its operations. The following table summarizes free cash flow for the Company during the six month periods ended June 30:

(In millions)	2006	2005
Net cash provided by operating activities from continuing operations	$283.5	$250.9
Capital expenditures, including capitalization of software costs for external customers	(96.2)	(69.6)

Free cash flow	$187.3	$181.3

Year to date cash flow from operations increased 13% over the prior year to $283.5 million. The Company’s free cash flow of $187.3 million increased 3% compared to the six months ended June 30, 2005 and was impacted by a higher level of capital expenditures in the first six months of 2006. Capital expenditures were $96.2 million for the first six months of 2006 which is an increase of $26.6 million over the same period in 2005. The increase was primarily due to a series of investments to support future client growth across the Company’s businesses including investments in the output solutions division, Check 21 infrastructure, flood processing business and several lending division initiatives. In the first six months of 2006, the Company used its free cash flow of $187.3 million and borrowings under its credit facility to repurchase $349.5 million of stock under its share repurchase program. Further, the Company made payments of $101.2 million related to the acquisition of businesses and contingent payments on previous acquisitions during the six month period ended June 30, 2006.

Long-term debt as of June 30, 2006 included $500.0 million borrowed under the Company’s $900.0 million revolving credit facility that matures on March 24, 2011. The Company may increase the maximum aggregate amount of availability under the revolving credit facility up to $1,250.0 million at the Company’s discretion, subject to certain conditions, which include, among other things, the absence of any default under the credit agreement. The Company must, among other requirements under the facility, limit its total debt to no more than three and one-half times the Company’s earnings before interest, taxes, depreciation and amortization. At June 30, 2006, the Company had $783.1 million of long-term debt. The Company was in compliance with all debt covenants as of June 30, 2006.

In July 2006, the Company initiated a $500.0 million unsecured commercial paper notes program. The Company may issue commercial paper, which is exempt from registration under the Securities Act of 1933, with maturities of up to 397 days from the date of issuance and maintains the above revolving credit facility to support 100% of the outstanding commercial paper.

The Company’s current policy is to retain earnings to support future business opportunities, rather than to pay dividends. During the third quarter of 2005, the Company’s Board of Directors authorized the repurchase of 10.0 million shares of the Company’s common stock. The Company completed repurchases under this authorization during the first quarter of 2006. In the first quarter of 2006, the Board of Directors authorized the repurchase of up to an additional 10.0 million shares of the Company’s common stock. During the first six months of 2006, the Company repurchased 8.2 million shares for $349.5 million and as of June 30, 2006, 4.9 million shares remained authorized for repurchase under the current authorization. Shares repurchased under the existing stock repurchase plan are made through open market transactions as market conditions warrant. Shares acquired have historically been held for issuance in connection with acquisitions and employee stock option and purchase plans.

The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions and ordinary capital spending needs in 2006. At June 30, 2006, the Company had $411.1 million available for borrowing and $152.0 million in cash and cash equivalents. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or the issuance of securities.

Historically, the Company’s growth has been accomplished, to a significant degree, through the acquisition of businesses that are complementary to its operations. Management believes that a number of acquisition candidates are available that would further enhance the Company’s competitive position and plans to pursue them vigorously. In addition, management is engaged in an ongoing program to reduce expenses related to acquisitions and existing operations by eliminating operating redundancies. The Company’s approach has been to move slowly in achieving this goal in order to minimize the amount of disruption experienced by its clients and the potential loss of clients due to this program.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2006	1,557,201	$41.97	1,557,201	6,126,386
May 1 - 31, 2006	660,000	$44.09	660,000	5,466,386
June 1 - 30, 2006	591,640	$44.28	591,640	4,874,746

Total	2,808,841	$42.96	2,808,841

(1)	On February 21, 2006, the Board of Directors authorized the repurchase of up to 10.0 million shares of the Company’s common stock. As of June 30, 2006, the Company had the authority to repurchase 4,874,746 shares under that program. The repurchase authorization does not expire.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 24, 2006, the Company’s shareholders considered and acted as shown with respect to the following matters:

	For	Withheld
1. ELECTION OF DIRECTORS:
TO SERVE A THREE-YEAR TERM EXPIRING IN 2009:
D.P. Kearney	160,594,703	2,596,550
J.W. Yabuki	156,743,943	6,447,310
TO SERVE A ONE-YEAR TERM EXPIRING IN 2007:
L.W. Seidman	156,632,639	6,558,614

The other directors of the Company whose terms in office continued after the 2006 Annual Meeting of Shareholders are as follows: terms expiring at the 2007 Annual Meeting - Kenneth R. Jensen, Kim M. Robak and Thomas C. Wertheimer; and terms expiring at the 2008 Annual Meeting - Donald F. Dillon, Gerald J. Levy and Glenn M. Renwick.

	For	Against	Abstain
2. RATIFICATION OF THE SELECTION OF DELOITTE & TOUCHE LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF THE COMPANY FOR 2006:	155,897,507	6,145,428	1,148,318

	For	Against	Abstain	Broker Non-Vote
3. SHAREHOLDER PROPOSAL REGARDING THE VOTE STANDARD FOR DIRECTOR ELECTION	67,311,616	68,366,935	2,228,662	25,284,040

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fiserv, Inc.
(Registrant)

Date: July 28, 2006	By:	/s/ Thomas J. Hirsch
THOMAS J. HIRSCH
Executive Vice President, Chief
Financial Officer, Treasurer and
Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10	Form of Key Executive Employment and Severance Agreement, effective May 1, 2006, between the Company and each of Thomas J. Hirsch and Alfred P. Moore (filed as Exhibit 10.4 to the Company’s Form 10-K dated February 27, 2002 and incorporated herein by reference (File No. 000-14948)).

31.1	Certification of the Chief Executive Officer, dated July 28, 2006

31.2	Certification of the Chief Financial Officer, dated July 28, 2006

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated July 28, 2006