Form 10-Q
period 2006-09-30
FISERV INC
filed 2006-11-02
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 0-14948

FISERV, INC.

(Exact Name of Registrant as Specified in Its Charter)

WISCONSIN	39-1506125
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

255 FISERV DRIVE, BROOKFIELD, WI	53045
(Address of Principal Executive Offices)	(Zip Code)

(262) 879-5000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2006, there were 173,175,707 shares of common stock, $.01 par value, of the registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Processing and services	$763,404	$722,984	$2,265,885	$2,125,928
Product	393,141	288,661	1,080,525	855,257

Total revenues	1,156,545	1,011,645	3,346,410	2,981,185

Expenses:
Cost of processing and services	488,284	470,787	1,461,831	1,365,062
Cost of product	336,424	239,680	886,727	690,175
Selling, general and administrative	146,097	129,659	434,970	379,168

Total expenses	970,805	840,126	2,783,528	2,434,405

Operating income	185,740	171,519	562,882	546,780
Interest expense - net	(9,987)	(3,429)	(24,867)	(8,371)
Realized gain from sale of investment	—	—	—	43,452

Income from continuing operations before income taxes	175,753	168,090	538,015	581,861
Income tax provision	65,665	58,751	200,736	218,880

Income from continuing operations	110,088	109,339	337,279	362,981
Income from discontinued operations, net of tax	—	3,600	6,689	2,981

Net income	$110,088	$112,939	$343,968	$365,962

Basic net income per share:
Continuing operations	$0.63	$0.58	$1.92	$1.90
Discontinued operations	—	0.02	0.04	0.02

Total	$0.63	$0.60	$1.95	$1.92

Diluted net income per share:
Continuing operations	$0.63	$0.58	$1.89	$1.88
Discontinued operations	—	0.02	0.04	0.02

Total	$0.63	$0.60	$1.93	$1.90

Shares used in computing net income per share:
Basic	173,426	187,406	175,963	190,556

Diluted	175,875	189,676	178,403	192,799

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$170,897	$184,471
Trade accounts receivable	591,684	530,802
Prepaid expenses and other assets	154,106	128,382
Investments	2,005,588	2,126,538
Property and equipment, net	253,624	226,013
Intangible assets, net	616,645	593,808
Goodwill	2,372,500	2,249,502

Total	$6,165,044	$6,039,516

Liabilities and Shareholders’ Equity
Trade accounts payable	$238,054	$194,409
Accrued expenses	348,115	388,251
Accrued income taxes	6,148	4,266
Deferred revenues	232,079	240,105
Customer funds held and retirement account deposits	1,892,604	1,985,368
Deferred income taxes	171,588	165,992
Long-term debt	829,144	595,385

Total liabilities	3,717,732	3,573,776
Shareholders’ equity:
Preferred stock, no par value: 25,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 197,796,239 and 197,507,892 shares issued	1,978	1,975
Additional paid-in capital	706,250	693,715
Accumulated other comprehensive income	685	1,321
Accumulated earnings	2,780,945	2,436,977
Treasury stock, at cost, 24,455,827 and 15,753,675 shares	(1,042,546)	(668,248)

Total shareholders’ equity	2,447,312	2,465,740

Total	$6,165,044	$6,039,516

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$343,968	$365,962
Adjustment for discontinued operations	(6,689)	(2,981)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Realized gain from sale of investment	—	(43,452)
Deferred income taxes	18,485	16,646
Share-based compensation expense	23,999	2,579
Excess tax benefit from exercise of options	(3,742)	—
Depreciation and amortization	142,948	132,452
Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
Trade accounts receivable	(35,694)	(48,238)
Prepaid expenses and other assets	(8,942)	(6,925)
Trade accounts payable and accrued expenses	(8,565)	5,079
Deferred revenues	(16,162)	(18,829)
Accrued income taxes	2,970	(9,737)

Net cash provided by operating activities from continuing operations	452,576	392,556

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(149,965)	(109,481)
Payment for acquisitions of businesses, net of cash acquired	(183,947)	(495,040)
Proceeds from sale of businesses, net of expenses paid	4,480	283,273
Cash distribution received from discontinued operations prior to sale	—	68,000
Investments	121,021	(278,712)

Net cash used in investing activities from continuing operations	(208,411)	(531,960)

Cash flows from financing activities:
Repayments of short-term debt - net	—	(50,000)
Proceeds from long-term debt - net	224,768	83,163
Issuance of common stock and treasury stock	27,914	26,723
Purchases of treasury stock	(421,399)	(458,502)
Excess tax benefit from exercise of stock options	3,742	—
Customer funds held and retirement account deposits	(92,764)	195,906

Net cash used in financing activities from continuing operations	(257,739)	(202,710)

Change in cash and cash equivalents	(13,574)	(342,114)
Beginning balance	184,471	516,127

Ending balance	$170,897	$174,013

Discontinued Operations Cash Flow Information (Revised-Note 1)
Net cash used in operating activities	$—	$(6,306)
Net cash used in investing activities	—	(36,749)
Net cash provided by financing activities	—	39,600

Total net cash used in discontinued operations	—	(3,455)

Cash and cash equivalents - beginning of period	—	35,849
Cash and cash equivalents - sold	—	32,394

Cash and cash equivalents - end of period	$—	$—

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes of Fiserv, Inc. and subsidiaries (the “Company”). The Company’s interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At December 31, 2005, the Company revised the presentation of its condensed consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing and financing activities of the discontinued operations. During the third quarter of 2006, the Company revised the classification of accounts payable within the condensed consolidated balance sheets such that trade accounts payable are reported separately and other liabilities, which do not pertain to trade accounts payable, are reported as accrued expenses or customer funds held and retirement account deposits, as appropriate. Certain other amounts reported in prior periods have been reclassified to conform to the current presentation.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that the adoption of FIN 48 will have on its financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“SFAS 43”)” (“EITF 06-2”). EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of EITF 06-2 are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company is currently assessing the impact, if any, that the adoption of EITF 06-2 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 157 will have on its financial statements.

3. Discontinued Operations

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. (“Fidelity”). In the second quarter of 2006, the Company finalized and recognized a $10.6 million pre-tax gain related to a contingent payment that was received from Fidelity based on the securities clearing businesses’ achievement of certain revenue targets established in the stock purchase agreement.

The Company is investigating a matter identified in an indemnification notice delivered pursuant to the stock purchase agreement. The matter relates to the securities clearing businesses’ past maintenance of certain documentation related to introducing broker dealers’ customers. The Company is unable to estimate or predict the ultimate outcome of this matter or to determine whether this matter will have a material adverse impact on the Company’s discontinued operations’ results.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30,
(In thousands)		2006	2005
Total revenues	$—	$—	$26,391
Total expenses	—	—	26,809

Operating loss before income taxes	—	—	(418)
Income tax benefit	3,600	—	3,762
Gain (loss) on sale of businesses, net of income taxes of $3,900 and $48,670, respectively	—	6,689	(363)

Income from discontinued operations, net of tax	$3,600	$6,689	$2,981

4. Long-Term Debt

The Company maintains a five-year, $900 million revolving credit facility, which matures on March 24, 2011, under which $210.0 million was outstanding at September 30, 2006. The Company may increase the availability under the revolving credit facility up to $1.25 billion at the Company’s discretion, subject to certain conditions, which include, among other things, the absence of any default under the credit agreement. Borrowings under the commercial paper program of $329.8 million, discussed below, reduce the availability under the revolving credit facility such that $360.2 million was available under the revolving credit facility at September 30, 2006. The Company intends to use the revolving credit facility for general corporate purposes.

The revolving credit facility contains various restrictions and covenants applicable to the Company and certain of its subsidiaries. Among other requirements, the Company must limit its consolidated indebtedness to no more than three and one-half times the Company’s consolidated net earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all debt covenants at September 30, 2006.

The Company also maintains a $500 million unsecured commercial paper program under which $329.8 million was outstanding at September 30, 2006. The Company may issue commercial paper, which is exempt from registration under the Securities Act of 1933, with maturities of up to 397 days from the date of issuance, and maintains the above revolving credit facility to support 100% of the outstanding commercial paper.

5. Share-Based Compensation

Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method. Accordingly, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service had not been rendered (such as unvested options) that were outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in cost of processing and services and selling, general and administrative expense in the condensed consolidated statements of income on a straight-line basis over the vesting period.

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

Restricted Stock: The Company awards shares of stock to employees and directors that are restricted. During the period of restriction, the holder of restricted stock has voting rights and is entitled to receive all distributions, including dividends, paid with respect to the stock. The Company recognizes stock compensation expense relating to the issuance of restricted stock based on the market price on the date of award over the period during which the restrictions expire, which is generally four years from the date of grant, on a straight-line basis.

Employee Stock Purchase Plan: The Company maintains an employee stock purchase plan that grants eligible employees the right to purchase a limited number of shares of common stock each quarter through payroll deductions at 85% of the closing price of the Company’s common stock on the last business day of each calendar quarter. Compensation expense related to the 15% discount under the employee stock purchase plan is recognized on the purchase date.

During the three months ended September 30, 2006 and 2005, the Company recognized approximately $4.7 million ($3.2 million in selling, general and administrative expenses and $1.5 million in cost of processing and services) and $1.4 million (in selling, general and administrative expenses) of stock-based compensation expense and $1.5 million and $0.5 million in related tax benefits, respectively. During the nine months ended September 30, 2006 and 2005, the Company recognized approximately $24.0 million ($18.3 million in selling, general and administrative expenses and $5.7 million in cost of processing and services) and $2.6 million (in selling, general and administrative expenses) of stock-based compensation expense and $8.1 million and $1.0 million in related tax benefits, respectively. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of estimated forfeitures, was approximately $33.0 million.

Prior to January 1, 2006, the Company accounted for its stock options, restricted stock and employee stock purchase plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the difference between the quoted market price on the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period on a straight-line basis. The Company did not recognize compensation expense in its consolidated financial statements for stock options, because the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant, or with respect to the employee stock purchase plan, because the plan’s discount did not exceed 15%.

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to the adoption of SFAS 123R:

(In thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$112,939	$365,962
Add: reported stock compensation expense - net of tax	843	1,585
Less: fair value stock compensation expense - net of tax	(3,971)	(19,218)

Pro forma	$109,811	$348,329

Reported net income per share:
Basic	$0.60	$1.92
Diluted	0.60	1.90

Pro forma net income per share:
Basic	$0.59	$1.83
Diluted	0.58	1.81

The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life (in years)	6.4	6.1	4.9	5.3
Average risk-free interest rate	5.2%	3.8%	4.7%	3.8%
Expected volatility	31.5%	32.2%	30.5%	32.3%
Expected dividend yield	0%	0%	0%	0%

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

The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $13.41 and $13.59 per share, respectively.

The table below presents information related to stock option activity for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
(In thousands)	2006	2005
Total intrinsic value of stock options exercised	$19,570	$61,646
Cash received from stock option exercises	13,341	26,593
Gross income tax benefit from the exercise of stock options	7,150	22,681

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2005	10,114	$31.67
Granted	1,582	41.00
Forfeited	(123)	36.91
Exercised	(1,118)	26.73

Outstanding, September 30, 2006	10,455	$33.54	5.9	$141,665

Exercisable, September 30, 2006	7,566	$31.23	5.0	$119,997

A summary of restricted stock activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares (In thousands)	Weighted Average Fair Value	Weighted Average Remaining Vesting Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2005	84	$43.35
Granted	302	40.21
Forfeited	(3)	41.81
Vested	(13)	40.56

Outstanding, September 30, 2006	370	$40.89	1.7	$17,423

At September 30, 2006, options to purchase 2.6 million shares were available for grant under the Company’s Stock Option and Restricted Stock Plan and 0.6 million shares were available for grant under its employee stock purchase plan.

6. Shares Used in Computing Net Income Per Share

The computation of the number of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Weighted-average shares outstanding used for calculation of net income per share-basic	173,426	187,406	175,963	190,556
Common stock equivalents	2,449	2,270	2,440	2,243

Total shares used for calculation of net income per share-diluted	175,875	189,676	178,403	192,799

Weighted-average shares under share-based compensation awards excluded from the calculation of common stock equivalents as the impact was anti-dilutive	503	27	1,283	29

7. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investment securities, foreign currency translation and fair market value adjustments on cash flow hedges and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Net income	$110,088	$112,939	$343,968	$365,962
Components of other comprehensive income - net	(1,887)	2,813	(636)	(26,505)

Comprehensive income	$108,201	$115,752	$343,332	$339,457

The components of other comprehensive income for the nine month period ended September 30, 2005 were negatively impacted by the realized gain on the sale of the Company’s remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock in the first quarter of 2005.

8. Segment Information

Revenues and operating income for the Company’s reporting segments are as follows:

(In thousands)	Financial	Health	Investment	Total
Three months ended September 30, 2006:
Processing and services	$637,554	$91,822	$34,028	$763,404
Product	150,125	243,016	—	393,141

Total revenues	$787,679	$334,838	$34,028	$1,156,545

Operating income	$164,993	$15,386	$5,361	$185,740

Three months ended September 30, 2005:
Processing and services	$596,661	$93,613	$32,710	$722,984
Product	122,270	166,391	—	288,661

Total revenues	$718,931	$260,004	$32,710	$1,011,645

Operating income	$145,844	$20,126	$5,549	$171,519

Nine months ended September 30, 2006:
Processing and services	$1,875,691	$286,114	$104,080	$2,265,885
Product	461,119	619,406	—	1,080,525

Total revenues	$2,336,810	$905,520	$104,080	$3,346,410

Operating income	$490,195	$53,674	$19,013	$562,882

Nine months ended September 30, 2005:
Processing and services	$1,747,034	$278,721	$100,173	$2,125,928
Product	383,925	471,332	—	855,257

Total revenues	$2,130,959	$750,053	$100,173	$2,981,185

Operating income	$466,149	$61,259	$19,372	$546,780

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of the Company’s financial condition, the changes in its financial condition and its results of operations. In this section, the Company provides an analysis of the results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three and nine month periods ended September 30, 2006 to the results for the three and nine month periods ended September 30, 2005. The Company also provides a discussion and analysis of its cash flows and outstanding debt at September 30, 2006. Finally, the Company discusses recent material accounting pronouncements.

Forward Looking Statements

Certain matters discussed herein are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” or words of similar import. Similarly, statements that describe future plans, objectives or goals of the Company are also forward-looking statements. Forward-looking statements are subject to a number of assumptions, risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements. The factors that may adversely affect the Company’s results include, among others, changes in customer demand for the Company’s products and services, pricing and other actions by competitors, potential impact of initiatives implemented as a result of the Company’s strategic review process, general changes in economic conditions and other factors discussed in the Company’s prior filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The Company assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

The following table presents, for the periods indicated, selected amounts included in the Company’s condensed consolidated statements of income, the relative percentage that those amounts represent to revenues and the change in those amounts from year to year. This information should be read along with the condensed consolidated financial statements and notes thereto.

	Three months ended September 30,				2006 vs. 2005 Increase
	(In millions)		Percentage (1) (2)
	2006	2005	2006	2005	$	%
Revenues:
Processing and services	$763.4	$723.0	66%	71%	$40.4	6%
Product	393.1	288.7	34%	29%	104.5	36%

Total revenues	1,156.5	1,011.6	100%	100%	144.9	14%

Expenses:
Cost of processing and services (1)	488.3	470.8	64%	65%	17.5	4%
Cost of product (1)	336.4	239.7	86%	83%	96.7	40%

Sub-total (2)	824.7	710.5	71%	70%	114.2	16%
Selling, general and administrative (2)	146.1	129.7	13%	13%	16.4	13%

Total expenses (2)	970.8	840.1	84%	83%	130.7	16%

Operating Income (2)	$185.7	$171.5	16%	17%	$14.2	8%

	Nine months ended September 30,				2006 vs. 2005 Increase
	(In millions)		Percentage (1) (2)
	2006	2005	2006	2005	$	%
Revenues:
Processing and services	$2,265.9	$2,125.9	68%	71%	$140.0	7%
Product	1,080.5	855.3	32%	29%	225.3	26%

Total revenues	3,346.4	2,981.2	100%	100%	365.2	12%

Expenses:
Cost of processing and services (1)	1,461.8	1,365.1	65%	64%	96.8	7%
Cost of product (1)	886.7	690.2	82%	81%	196.6	28%

Sub-total (2)	2,348.6	2,055.2	70%	69%	293.3	14%
Selling, general and administrative (2)	435.0	379.2	13%	13%	55.8	15%

Total expenses (2)	2,783.5	2,434.4	83%	82%	349.1	14%

Operating Income (2)	$562.9	$546.8	17%	18%	$16.1	3%

(1)	Each percentage equals the relevant expense amount divided by the related component of total revenues.
(2)	Each percentage equals the relevant expense or operating income amount divided by total revenues.

Total Revenues

Total revenues increased $144.9 million, or 14%, in the third quarter of 2006 compared to 2005 and $365.2 million, or 12%, in the first nine months of 2006 compared to 2005. The internal revenue growth rate was 11% in the third quarter of 2006 and 10% in the first nine months of 2006 with the remaining growth resulting from acquisitions. Overall internal revenue growth was primarily the result of sales to new clients, integrated sales to the Company’s existing client base and increases in transaction pricing and volume from existing clients.

Processing and services revenues increased 6% in the third quarter of 2006 compared to 2005 and 7% in the first nine months of 2006 compared to 2005. The primary contributors to these increases over prior year periods were increased volume and new clients in the electronic payment and loan settlement services businesses, new client growth and increased sales in the banking and credit union core processing businesses, and incremental revenue attributable to several acquisitions. Partially offsetting the year-to-date increase was a $10.1 million decline in contract termination fees in the Financial segment from $26.4 million in 2005 to $16.3 million in 2006. The Financial segment businesses generally enter into three to five year contracts with clients that contain early contract termination fees. These fees are typically generated when an existing client is acquired by another financial institution and can vary significantly from period to period based on the number and size of clients that are acquired and how early in the contract term a client is acquired.

Product revenues increased 36% in the third quarter of 2006 compared to 2005 and 26% in the first nine months of 2006 compared to 2005 primarily driven by revenue growth in the Health segment’s pharmacy management and worker’s compensation businesses along with growth in banking and credit union products, card fulfillment and print businesses. The growth in the pharmacy management and worker’s compensation businesses was impacted significantly by the inclusion of prescription product costs in both revenues and expenses of $211.1 million and $139.1 million in the third quarters of 2006 and 2005, respectively, and $531.5 million and $394.3 million in the first nine months of 2006 and 2005, respectively.

Total Expenses

Total expenses increased $130.7 million, or 16%, in the third quarter of 2006 compared to 2005 and $349.1 million, or 14%, in the first nine months of 2006 compared to 2005. Total expenses as a percentage of total revenues were 84% and 83% for the three and nine month periods ended September 30, 2006, respectively, compared to 83% and 82% for the three and nine month periods ended September 30, 2005, respectively.

Cost of processing and services as a percentage of processing and services revenues in 2006 compared to the 2005 periods remained relatively consistent. The increase in cost of product as a percentage of product revenues in the three and nine month periods ended September 30, 2006 was primarily attributed to the pharmacy management and worker’s compensation businesses, which generate operating margins in the low- to mid-single digits and experienced significant increases in revenue. Selling, general and administrative expenses were 13% as a percentage of total revenues in the three and nine month periods ended September 30, 2006 and 2005 and were negatively impacted by the inclusion of $15.7 million of incremental share-based compensation expense in 2006 on a year-to-date basis compared to 2005. This additional expense was recorded as a result of the modified prospective adoption of SFAS 123R on January 1, 2006.

Operating Income and Operating Margin

Operating income increased $14.2 million, or 8%, in the third quarter of 2006 compared to 2005 and increased $16.1 million, or 3%, in the first nine months of 2006 compared to 2005. The overall operating margin for the first nine months of 2006 declined to 16.8% compared to 18.3% in the comparable period in 2005. Operating margin was negatively impacted by incremental share-based compensation expense of $21.4 million related to the prospective adoption of SFAS 123R on January 1, 2006. Growth in the pharmacy management and worker’s compensation businesses, which are required to include prescription costs in both revenues and expenses under GAAP, also negatively impacted 2006 year-to-date operating margins.

In addition, year-to-date operating margins compared to the prior year were negatively impacted by reduced contract termination fees of $10.1 million, incremental expenses associated with the Company’s Australian check processing operations and several incremental investments in the Company’s lending and health businesses. The Company is seeking to improve performance in the Australian check processing operations through various expense initiatives and by working with its business partners to realign the contract economics. Offsetting these decreases in operating margin were increases in higher-margin revenues in the Company’s electronic payments and flood insurance processing businesses, continued strong results in core bank processing and improvements in operating efficiencies.

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

Adjusted revenues presented in the following tables exclude the revenues associated with customer reimbursements and the pass-through portion of prescription product costs because both of these items offset in revenues and expenses. Adjusted revenue is a non-GAAP financial measure that the Company believes is useful to investors because it provides a measurement of growth that excludes pass-through revenue and expense, which management does not believe to be necessarily an indicator of the Company’s current or future performance. Adjusted revenues as calculated by the Company are not necessarily comparable to similarly titled measures presented by other companies.

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue (In millions)	Financial	Health	Investment	Total	Financial	Health	Investment	Total
2006
Total revenues	$787.7	$334.8	$34.0	$1,156.5	$2,336.8	$905.5	$104.1	$3,346.4
Less:
Customer reimbursements	96.3	1.6	—	97.8	295.4	4.8	—	300.1
Prescription product costs	—	211.1	—	211.1	—	531.5	—	531.5

Adjusted revenues	$691.4	$122.2	$34.0	$847.7	$2,041.4	$369.3	$104.1	$2,514.8

2005
Total revenues	$718.9	$260.0	$32.7	$1,011.6	$2,131.0	$750.1	$100.2	$2,981.2
Less:
Customer reimbursements	84.9	1.5	—	86.4	256.3	4.2	—	260.5
Prescription product costs	—	139.1	—	139.1	—	394.3	—	394.3

Adjusted revenues	$634.1	$119.4	$32.7	$786.2	$1,874.7	$351.6	$100.2	$2,326.4

Total revenue growth:	10%	29%	4%	14%	10%	21%	4%	12%

Adjusted revenue growth:	9%	2%	4%	8%	9%	5%	4%	8%

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Income (In millions)	Financial	Health	Investment	Total	Financial	Health	Investment	Total
2006
Operating income	$165.0	$15.4	$5.4	$185.7	$490.2	$53.7	$19.0	$562.9

2005
Operating income	$145.8	$20.1	$5.5	$171.5	$466.1	$61.3	$19.4	$546.8

Operating income growth: (1)	13%	(24)%	(3)%	8%	5%	(12)%	(2)%	3%

Operating margin:
2006	21%	5%	16%	16%	21%	6%	18%	17%
2005	20%	8%	17%	17%	22%	8%	19%	18%

(1)	Operating income growth in 2006 as compared to 2005 was negatively impacted by incremental share-based compensation expense of $21.4 million recorded in the first nine months of 2006 due to the modified prospective adoption of SFAS 123R.

INTERNAL REVENUE GROWTH

Internal revenue growth percentages are measured as the increase or decrease in total revenues for the current period less “acquired revenue from acquisitions” divided by total revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition adjusted revenue of acquired companies, less dispositions, for the comparable prior year period. Actual and adjusted internal revenue growth percentages are non-GAAP financial measures that the Company believes are useful to investors because they present internal revenue growth including and excluding customer reimbursements and prescription product costs that must be presented in revenue under GAAP. Internal revenue growth as calculated by the Company is not necessarily comparable to similarly titled measures presented by other companies. The following tables set forth the calculation of internal revenue growth percentages:

	Three Months Ended September 30,
	(In millions)			2006 Internal Growth %	2005 Internal Growth %
	2006	2005	Increase (Decrease)
Total Company
Total revenues	$1,156.5	$1,011.6	$144.9
Acquired revenue from acquisitions		26.5	(26.5)

Total	$1,156.5	$1,038.1	$118.4	11%	6%

Adjusted revenues (1)				5%	5%
By Segment:
Financial
Total revenues	$787.7	$718.9	$68.7
Acquired revenue from acquisitions		25.6	(25.6)

Total	$787.7	$744.5	$43.2	6%	4%

Adjusted revenues (1)				6%	5%
Health
Total revenues	$334.8	$260.0	$74.8
Acquired revenue from acquisitions		0.9	(0.9)

Total	$334.8	$260.9	$73.9	28%	12%

Adjusted revenues (1)				2%	3%
Investment

Total revenues	$34.0	$32.7	$1.3	4%	5%

	Nine Months Ended September 30,
	(In millions)			2006 Internal Growth %	2005 Internal Growth %
	2006	2005	Increase (Decrease)
Total Company
Total revenues	$3,346.4	$2,981.2	$365.2
Acquired revenue from acquisitions		73.7	(73.7)

Total	$3,346.4	$3,054.9	$291.5	10%	6%

Adjusted revenues (1)				5%	6%
By Segment:
Financial
Total revenues	$2,336.8	$2,131.0	$205.9
Acquired revenue from acquisitions		63.9	(63.9)

Total	$2,336.8	$2,194.8	$142.0	6%	4%

Adjusted revenues (1)				6%	6%
Health
Total revenues	$905.5	$750.1	$155.5
Acquired revenue from acquisitions		9.8	(9.8)

Total	$905.5	$759.9	$145.7	19%	12%

Adjusted revenues (1)				2%	4%
Investment

Total revenues	$104.1	$100.2	$3.9	4%	8%

(1)	Adjusted internal revenue growth is calculated based on adjusted revenues which exclude customer reimbursements and prescription product pass-through costs. The adjusted internal revenue growth percentages for the three and nine month periods ended September 30, 2006 exclude acquired customer reimbursements in the Financial segment of $4.4 million from 2005 base revenues. The adjusted internal revenue growth percentages for the three and nine month periods ended September 30, 2005 exclude acquired prescription product costs in the Health segment of $0.6 million and $8.4 million from 2004 base revenues, respectively.

Financial

The Financial segment increased total revenues by $68.7 million, or 10%, in the third quarter of 2006 compared to 2005 and $205.9 million, or 10%, in the first nine months of 2006 compared to 2005. The internal revenue growth rate in the Financial segment was 6% in the third quarter and the first nine months of 2006 with the remaining growth resulting from acquisitions. Adjusted internal revenue growth, which excludes the impact of customer reimbursements, was 6% in the third quarter of 2006 compared to 5% in the comparable period of 2005 and 6% in the first nine months of 2006 and 2005. Positive contributors to the internal revenue growth rates in 2006 were increased volumes and new clients in the electronic payments and loan settlement services businesses along with new client growth and increased sales in the core bank processing and card fulfillment businesses. Partially offsetting this revenue growth was a $10.1 million decline in contract termination fees in the first nine months of 2006 compared to 2005.

Operating margins in the Financial segment were 21% and 20% in the third quarter of 2006 and 2005, respectively, and 21% and 22% in the first nine months of 2006 and 2005, respectively. The improvement in third quarter operating margin was the result of increases in higher-margin revenues in the Company’s electronic payment and core bank processing businesses and improvements in operating efficiencies. Also, negatively impacting operating margin in the third quarter was a $2.8 million increase in share-based compensation expense related to the prospective adoption of SFAS 123R on January 1, 2006 and positively impacting operating margin was a $2.4 million increase in contract termination fees. The decline in operating margin in the first nine months of 2006 compared to 2005 was primarily the result of a $10.1 million decrease in contract termination fees, a $19.3 million increase in share-based compensation expense, and incremental expenses associated with the Company’s Australian check processing operations. The impact of these factors was partially offset by higher-margin revenues in the Company’s electronic payment, core bank and flood insurance processing businesses and improvements in operating efficiencies.

Health

The Health segment increased total revenue by $74.8 million, or 29%, in the third quarter of 2006 and $155.5 million, or 21%, in the first nine months of 2006 compared to the comparable periods in 2005. The internal revenue growth rate in this segment was 28% for the third quarter of 2006 and 19% for the first nine months of 2006 with the remaining growth resulting from acquisitions. Revenue growth rates were primarily driven by new client and volume growth in the pharmacy management and worker’s compensation businesses. Adjusted internal revenue growth, which excludes the impact of prescription product and other customer reimbursement costs, remained relatively consistent at 2% in the third quarter and the first nine months of 2006 compared to 3% in the third quarter and 4% in the first nine months of 2005, respectively.

Operating margins in the Health segment were 5% and 8% in the third quarter of 2006 and 2005, respectively, and were 6% and 8% in the first nine months of 2006 and 2005, respectively. The inclusion of prescription product costs in both revenue and expenses negatively impacted operating margins in the Health segment by approximately 8 percentage points in the third quarter and the first nine months of 2006 and approximately 9 percentage points in the third quarter and first nine months of 2005. The decrease in operating margins was primarily impacted by incremental investments of $4.0 million in the third quarter of 2006 and $6.5 million in the first nine months of 2006 in several areas, including the Company’s consumer-directed health care initiatives.

Investment

The Investment segment had revenue growth of $1.3 million in the third quarter of 2006 and $3.9 million in the first nine months of 2006, representing revenue growth of 4% for the three and nine month periods ended September 30, 2006, which was primarily derived from several new clients. Operating margins in the Investment segment were 16% and 17% in the third quarter of 2006 and 2005, respectively, and were 18% and 19% in the first nine months of 2006 and 2005, respectively. Margins in the third quarter and first nine months of 2006 compared to the comparable 2005 periods were negatively impacted by the segment’s mix of revenue with a lower level of higher margin investment income during the respective periods of 2006.

DISCONTINUED OPERATIONS

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. (“Fidelity”). In the second quarter of 2006, the Company finalized and recognized a $10.6 million pre-tax gain related to a contingent payment that was received from Fidelity based on the securities clearing businesses’ achievement of certain revenue targets established in the stock purchase agreement.

The Company is investigating a matter identified in an indemnification notice delivered pursuant to the stock purchase agreement. The matter relates to the securities clearing businesses’ past maintenance of certain documentation related to introducing broker dealers’ customers. The Company is unable to estimate or predict the ultimate outcome of this matter or to determine whether this matter will have a material adverse impact on the Company’s discontinued operations’ results.

INTEREST EXPENSE - NET

Net interest expense increased in the first nine months of 2006 compared to the first nine months of 2005 primarily due to increased average borrowings outstanding. In addition, during 2005 the Company earned interest income on the proceeds received from the sale of the securities clearing businesses.

REALIZED GAIN FROM SALE OF INVESTMENT

In the first nine months of 2005, the Company recorded a pre-tax realized gain of $43.5 million, or $0.14 per share after tax, from the sale of its remaining ownership of 3.2 million shares of Bisys Group, Inc. common stock in the first quarter of 2005.

INCOME TAX PROVISION

The effective income tax rate was 37.4% and 35.0% in the third quarter of 2006 and 2005, respectively. For the nine month period ended September 30, 2006 and 2005, the effective income tax rate was 37.3% and 37.6%, respectively. The effective income tax rate in the third quarter of 2005 was lower than the third quarter of 2006 due to a higher amount of one-time income tax benefits due to tax law changes, tax audits closing and the finalization of various tax returns.

NET INCOME PER SHARE - DILUTED

Net income per share-diluted for the third quarter of 2006 was $0.63 compared to $0.60 in the third quarter of 2005. Net income per share-diluted from continuing operations was $0.63 and $0.58 for the third quarter of 2006 and 2005, respectively. Net income per share-diluted for the first nine months of 2006 was $1.93 and for 2005 was $1.90. Net income per share-diluted from continuing operations was $1.89 and $1.88 for the nine month period ended September 30, 2006 and 2005, respectively. The three and nine month periods ended September 30, 2006 were negatively impacted by the adoption of SFAS 123R, which resulted in $0.02 and $0.09 of incremental per-share expense, respectively, as the prospective method of adoption does not restate prior periods for share-based compensation expense. In addition, the first nine months of 2005 net income per share-diluted included $0.14 per share from the realized gain on the sale of the Company’s investment in Bisys Group, Inc. recorded in the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Free cash flow is measured as net cash provided by operating activities from continuing operations less capital expenditures, including capitalization of software costs for external customers, as reported in the Company’s condensed consolidated statements of cash flows. Free cash flow is a non-GAAP financial measure that the Company believes is useful to investors because it provides another measure of available cash flow after the Company has satisfied the capital requirements of its operations. The following table summarizes free cash flow for the Company during the nine month periods ended September 30:

(In millions)	2006	2005
Net cash provided by operating activities from continuing operations	$452.6	$392.6
Capital expenditures, including capitalization of software costs for external customers	(150.0)	(109.5)

Free cash flow	$302.6	$283.1

Year-to-date cash flow from operations increased 15% over the prior year to $452.6 million. The Company’s free cash flow of $302.6 million increased 7% compared to the nine months ended September 30, 2005 and was impacted by a higher level of capital expenditures in the first nine months of 2006. Capital expenditures were $150.0 million for the first nine months of 2006 which is an increase of $40.5 million over the same period in 2005. The increase was primarily due to a series of investments to support future client growth across the Company’s businesses including investments in the card fulfillment and print business, Check 21 infrastructure, flood insurance processing business and several Lending division initiatives. In the first nine months of 2006, the Company used its free cash flow of $302.6 million and borrowings under its credit facility and commercial paper program to repurchase $421.4 million of stock under its share repurchase program. Further, the Company made payments of $183.9 million related to the acquisition of businesses and contingent payments on previous acquisitions during the nine month period ended September 30, 2006.

The Company maintains a five-year, $900 million revolving credit facility, which matures on March 24, 2011, under which $210.0 million was outstanding at September 30, 2006. The Company may increase the availability under the revolving credit facility up to $1.25 billion at the Company’s discretion, subject to certain conditions, which include, among other things, the absence of any default under the credit agreement. Borrowings under the Company’s commercial paper program of $329.8 million, discussed below, reduce the availability under the revolving credit facility such that $360.2 million was available under the revolving credit facility at September 30, 2006. The Company intends to use the revolving credit facility for general corporate purposes.

The revolving credit facility contains various restrictions and covenants applicable to the Company and certain of its subsidiaries. Among other requirements, the Company must limit its consolidated indebtedness to no more than three and one-half times the Company’s consolidated net earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all debt covenants at September 30, 2006.

The Company also maintains a $500 million unsecured commercial paper program under which $329.8 million was outstanding at September 30, 2006. The Company may issue commercial paper, which is exempt from registration under the Securities Act of 1933, with maturities of up to 397 days from the date of issuance, and maintains the above revolving credit facility to support 100% of the outstanding commercial paper.

The Company’s current policy is to retain earnings to support future business opportunities, rather than to pay dividends. During the third quarter of 2005, the Company’s Board of Directors authorized the repurchase of 10 million shares of the Company’s common stock. The Company completed repurchases under this authorization during the first quarter of 2006. In the first quarter of 2006, the Board of Directors authorized the repurchase of up to an additional 10 million shares of the Company’s common stock. During the first nine months of 2006, the Company repurchased 9.8 million shares for $421.4 million. As of September 30, 2006, 3.2 million shares remained authorized for repurchase. The Company plans to continue to repurchase shares through open market transactions as market conditions warrant. Shares acquired have historically been held for issuance in connection with acquisitions and employee equity plans.

The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions and ordinary capital spending needs in 2006 and 2007. At September 30, 2006, the Company had $367.7 million available for borrowing. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or the issuance of securities.

Historically, the Company’s growth has been accomplished, to a significant degree, through the acquisition of businesses that are complementary to its operations. Management believes that a number of acquisition candidates are available that would further enhance the Company’s competitive position and plans to pursue them vigorously. In addition, management is engaged in an ongoing program to reduce expenses related to acquisitions and existing operations by eliminating operating redundancies. The Company’s approach is and has been to move slowly in achieving this goal in order to minimize the amount of disruption experienced by its clients and the potential loss of clients.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that the adoption of FIN 48 will have on its financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“SFAS 43”)” (“EITF 06-2”). EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of EITF 06-2 are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company is currently assessing the impact, if any, that the adoption of EITF 06-2 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 157 will have on its financial statements.

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

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of Company common stock during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2006	663,292	$43.46	663,292	4,211,454
August 1 - 31, 2006	690,000	$43.89	690,000	3,521,454
September 1 - 30, 2006	280,000	$45.53	280,000	3,241,454

Total	1,633,292	$44.00	1,633,292

(1)	On February 21, 2006, the Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock. As of September 30, 2006, the Company had the authority to repurchase 3,241,454 shares under that program. The repurchase authorization does not expire.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: November 2, 2006	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Consulting Services Agreement, dated August 1, 2006, between the Company and Kenneth R. Jensen (incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 2006).

31.1	Certification of the Chief Executive Officer, dated November 2, 2006

31.2	Certification of the Chief Financial Officer, dated November 2, 2006

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated November 2, 2006