Form 10-K
period 2006-12-31
FISERV INC
filed 2007-02-28
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-14948

Fiserv, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1506125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

255 Fiserv Dr., Brookfield, WI 53045

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code: (262) 879-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2006 (the last trading day of the second fiscal quarter) was $7,658,741,024 based on a closing price of $45.36 on the Nasdaq stock market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 22, 2007 was 170,588,978.

DOCUMENTS INCORPORATED BY REFERENCE

Part II, Item 5 and Part III of this report incorporate information by reference to the registrant’s proxy statement for its 2007 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “should” or words of similar import. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, changes in customer demand for our products or services, pricing and other actions by competitors, potential impact of initiatives implemented as a result of our strategic review process, general changes in economic conditions and other factors discussed in this report under the heading “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof.

PART I

In this report, all references to “we,” “us,” and “our” refer to Fiserv, Inc., a Wisconsin corporation, and, unless the context otherwise requires, its consolidated subsidiaries.

Item 1. Business

Overview

We provide integrated information management systems and services, including transaction processing, business process outsourcing, document distribution services, and software and systems solutions. We serve more than 18,000 clients worldwide, including banks, credit unions, financial planners and investment advisers, insurance companies and agents, self-insured employers, leasing companies, lenders, savings institutions, retailers and merchants, universities, government bodies, not-for-profit organizations and industrial companies. We operate centers in the United States for full-service financial data processing, software system development, item processing and check imaging, technology support and related product businesses. Our operations are principally located in the United States. In 2006, our international operations contributed approximately 3% of total revenues through business support centers in Argentina, Australia, Canada, China, Colombia, Costa Rica, India, Indonesia, Malaysia, Mexico, the Philippines, Puerto Rico, Poland, Singapore and the United Kingdom.

We were formed through the combination of two major regional data processing firms that began as the data processing operations of their parent financial institutions. Historically, these firms expanded operations by developing a range of services for their parent organizations, as well as other financial institutions. Since we began, we have grown by developing highly specialized services and product enhancements, adding new clients and acquiring firms complementing our organization.

We originally incorporated in Delaware in 1984, and reincorporated as a Wisconsin corporation in 1992. Our headquarters are located at 255 Fiserv Drive, Brookfield, Wisconsin 53045, and our telephone number is (262) 879-5000.

Our Markets

Our operations are classified into three business segments: our financial institution services business segment (our “Financial” segment); our insurance services segment, which includes health, life and property and casualty (our “Insurance” segment); and our investment support services business segment (our “Investment” segment). The businesses that make up the Financial segment provide account and transaction processing systems and services to financial institutions, such as banks, thrifts and credit unions, and other financial intermediaries. The businesses that comprise our Insurance segment provide a wide range of services to insurance carriers, agents, distributors, third-party administrators, and self-insured employers. The businesses that comprise our Investment segment provide administrative, custodial and processing services to individual investors, retirement plan and pension administrators, financial planners and investment advisors.

Financial

The market for products and services offered by financial institutions undergoes continuous change. The financial industry regularly introduces and implements new lending, investment, deposit, policy and benefit administration, and payment products. The distinctions among financial services traditionally offered by banking, thrift and credit union organizations as well as by insurance and securities firms continue to narrow, as traditionally different entities seek to serve the same ultimate customers.

Financial institutions diversify and consolidate on an ongoing basis in response to market and regulatory pressures. Although market changes have led to consolidations that have reduced the number of financial institutions in the United States, consolidation has not resulted in a material reduction of the number of customers or financial accounts serviced by the financial industry as a whole.

To stay competitive in this changing marketplace, financial institutions are providing their customers with a wide variety of new products and services that are typically transaction-oriented and fee-based. The growing volume and types of transactions, accounts and payment mechanisms have increased the data processing and other service needs of these institutions. As a result, we believe that the financial services industry is one of the largest users of information technology products and services.

We expect that the financial industry will continue to require: significant commitments of capital and human resources for information systems requirements; application of more specialized systems; and development, maintenance and enhancement of applications software. We believe that economies of scale in data processing operations are essential to justify the required level of expenditures and commitment of human resources.

We provide financial institutions with software to run operations internally or outsource services. Many financial institutions that previously developed their own software systems and maintained their own data processing operations have outsourced their data processing requirements by licensing their software from third-parties or by contracting with third-party processors to reduce costs and enhance their products and services. Outsourcing can involve the licensing of software, which eliminates the costly technical expertise within a financial institution, or the utilization of service bureaus, facilities management or resource management capabilities.

Within the Financial segment, we provide banks, thrifts and credit unions with account, item, lending, and payment processing services and other products to support numerous types of financial transactions and risk management solutions.

Insurance

The insurance industry, like other industries that we serve, has requirements for basic administration services and information processing systems. We provide policy and benefit administration, rating, claims administration, billing and reinsurance administration services to insurance carriers, agents, distributors, third-party administrators, and self-insured employers. The insurance industry is generally comprised of three markets: health, life, and property and casualty. All three of these markets possess a significant and increasing need for information technology and related service solutions.

Health

Our clients in the health market are traditional insurance carriers, commercial health plans, managed care companies, third-party administrators, and self-insured employers, all of which must administer health plans and process the claims associated with those plans. We provide these customers with a variety of services, including claim adjudication and payment services, customer service, reporting and other related services.

As health care costs continue to rise, payors continue to seek to reduce costs. This may result in existing clients seeking to add services in order to reduce costs and improve efficiencies over the longer term. We have responded to the market demand for cost containment solutions by expanding our service offerings beyond traditional health plan administration to include pharmacy benefits management, care management, and subrogation and fee negotiation services. For example, with our acquisition of CareGain in 2006, we expanded our offerings to include technology and service solutions for the administration of consumer directed health plans that feature health reimbursement accounts, health savings accounts and flexible spending accounts.

Life

Our clients in the life market are insurance companies and intermediaries, such as agents and brokers, who provide life insurance and annuities for individuals. We provide our clients with technology and related services to enable them to process applications; rate, quote, underwrite and issue policies; bill premiums; comply with regulatory requirements; and report results. Because of the ongoing need for new business generation in this market, there is a proliferation of new products. As a result, we expect to experience increased demand for technology and related services that are required to support new products, as well as to maintain service for previously issued products.

Property and Casualty

Our clients in the property and casualty market are insurance companies and intermediaries, such as agents and brokers, who provide property and casualty insurance to businesses and consumers. We provide technology and services to our clients to enable them to process applications; rate, quote, underwrite and issue policies; bill premiums; pay claims; comply with regulatory requirements; and report results.

Property and casualty carriers and agents are faced with increasing competition and seek to use information technology to provide better service to their policyholders as well as to control the costs of their operations. Commoditization of their products and cyclical market conditions put pressure on them to distinguish their products and services. To help them meet this need, we provide a number of products, including agency rating solutions and claims processing technology. For example, with our acquisition of InsureWorx in 2006, we expanded our offerings to include web-based software for workers’ compensation coverage providers that integrates underwriting, policy administration, billing, and claims solutions.

Investment

In the Investment segment, we provide a variety of administrative, custodial and processing services to individual investors, retirement plan and pension administrators, investment advisors and financial planners, and other financial intermediaries. The specific services that we offer include securities custody, transaction processing, client reporting and retirement plan administration.

Our Strategy

Our mission is to be a global leader in transaction-based technology solutions that provides integrated technology and services solutions to enable best-in-class results for our clients.

Historically, we have pursued this goal by implementing a strategy that focused on new product and service development, improved cost effectiveness of services, aggressive solicitation of new clients, and opportunistic and strategic acquisitions. In 2006, we reviewed and reassessed our operations and identified several ways to refine our historical business strategies. We refer to the strategies and initiatives that emerged from our analysis as “Fiserv 2.0.”

In implementing our Fiserv 2.0 initiative, we intend to focus on operating businesses where we have: deep industry expertise that enables us to serve the market with high effectiveness; a strong competitive position, currently or via a clear path in the foreseeable future; long-term, trusted, ongoing client relationships which are not based on one-time transactions; differentiated solutions that deliver higher-than-normal value to our clients through integration and innovation; and strong management to execute strategies in a disciplined manner.

Consistent with this focus, we are implementing several strategies that we believe will help us build on our historical business practices to achieve the objectives of Fiserv 2.0:

Enhanced Client Relationship Value. We plan to extend and grow our existing client relationships by, among other matters, implementing tighter integration across our product and services groups, bundling more products and services to deliver improved value propositions, and streamlining our service and support processes.

Acquisitions. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps fill a specific market requirement; an opportunity to change market dynamics; a way to achieve business scale; or some similar consideration.

Innovation. We will seek to become innovation leaders in our key markets, leveraging our assets and capabilities to be at the forefront of our markets. We expect to explore these opportunities both domestically and abroad.

Operational Excellence. We believe we can improve our performance by using the opportunities created by our size and scale. For example, we expect to improve our performance by more effectively using our consolidated buying power and shared utility structures to provide savings.

Greater Capital Discipline. Finally, we intend to make capital allocation decisions based on the investments that offer the best prospects for long-term growth and profitability for our company taken as a whole. These investments may include, among other matters, repurchases of our own shares, capital improvements, or acquisitions.

Acquisitions

In 2006, we acquired seven businesses with combined annual revenues of more than $115 million and approximately 580 employees. The following is a summary of acquisitions that we made during 2006:

Name of Company Acquired	Business
CareGain, Inc.	CareGain provides software and outsourced solutions that enable health plan managers to create and administer consumer-directed health plans.

InsureWorx, Inc.	InsureWorx offers a modular end-to-end core processing solution for workers’ compensation insurers and other commercial property and casualty lines of business.

Insurance Wholesalers, Inc.	Insurance Wholesalers provides leads to agents to facilitate term and universal life insurance sales to mortgage holders to cover the amount of the insured’s mortgage in the event of a catastrophic event.

Name of Company Acquired	Business

Innovative Cost Solutions, LLC	Innovative Cost Solutions is a claim resolution company that negotiates health care claims, specifically from non-network providers.

Jerome Group, LLC	The Jerome Group combines digital printing, web-based print-on-demand technologies and direct marketing services into a one-stop source for clients who need to produce highly personalized, measurable campaigns and programs on demand.

P2P Link, LLC	P2P Link provides web-based solutions that allow healthcare providers to communicate with payors regarding workers’ compensation claims.

Wolters Kluwer’s CT Insurance Services and Financial Training businesses	These businesses provide software for securities registration and licensing and study aids for NASD exam preparation.

Principal Solutions and Services

Our operations are classified into three business segments: our Financial segment; our Insurance segment; and our Investment segment. Financial information regarding our business segments is included in Note 7 to the Consolidated Financial Statements on page 50.

Financial

We provide financial services and solutions that are focused on technology needs to more than 10,000 financial institutions, including banks, credit unions, leasing and finance companies, mortgage lenders and savings institutions. Many of the products and services that we provide are sold as an integrated solution to our clients, and may include core processing, lending and item processing, payments processing and a variety of industry products and service solutions.

Core Processing

We deliver “core” solutions that integrate account servicing and management information functions for our bank, thrift and credit union clients, as well as ancillary value-added solutions and services that complement the core solutions. Core solutions include systems to process various customer deposit and loan accounts, the institution’s general ledgers, central information files and other financial information. They also include the extensive security, report generation and other features that these financial institutions require to process transactions for their depositors and other customers, as well as to meet their regulatory compliance requirements and their own management information needs. Core solutions are offered through on-line data transmission connections to our data processing centers, often called “service bureaus,” or as stand-alone, in-house licensed software for installation on client-owned computer systems.

While many clients contract to obtain all or a majority of their data processing requirements from us, the modular design of many of our service bureau and software solutions allows a client to start with one application, such as a deposit system, and, as needed, add applications and features developed by us and third parties. We support a broad range of terminals and other client-owned peripheral devices manufactured by many different vendors. This support capability reduces our clients’ initial conversion expenses, enhances existing clients’ ability to change equipment, and broadens our market.

•	Bank and Thrift Core Solutions. The principal service bureau solutions used by banks, thrifts and savings institutions include Fiserv VISION, Comprehensive Banking System (“CBS”) outsourcing,

Information Technology, Inc. (“ITI”) Premier II outsourcing, Precision Computer Systems (“PCS”) Vision outsourcing, and SourceOne. We also offer in-house licensed software solutions to our banking clients, including ITI Premier II, PCS Vision and CBS. The CBS system is available both domestically and internationally through our International Comprehensive Banking System.

•

Credit Union Core Solutions. The principal core solutions offered primarily to domestic credit unions include: the Summit Spectrum system and its iSpectrum system in Canada; the Galaxy Plus Credit Union System; the Users DataSafe solution; the IntegraSys Premier, CUBE, CUBICS Plus and Charlotte solutions; AFTECH Advantage; XP Systems XP2; several CUSA Technologies systems; and CBS for credit unions in Mexico. Some of these solutions are offered via a service bureau, as an in-house licensed software system, or in both delivery modes.

Lending and Item Processing Solutions

We also offer lending and global item processing solutions to financial institutions and other financial intermediaries. The products and services that we offer include item processing and imaging systems for the item processing needs of core clients, the Fiserv Clearing Network that allows clients to more cost effectively clear both paper and imaged checks “in network” and via external clearing options such as the Federal Reserve, and treasury and investment management systems. We offer a wide array of solutions through our lending businesses. For example:

•	Fiserv Fulfillment Services provides Quickclose, valuation services, portfolio analytical services and real estate settlement services.

•	Fiserv Automotive Solutions provides automobile leasing software products and lease maturity systems.

•	Fiserv Lending Solutions provides loan origination and tracking systems through its easy LENDER® and UniFi PRO Mortgage software offerings.

•	DelMar Database services the back office needs of the mortgage banking market.

•	CredStar provides credit and flood reporting services and systems.

•	Fiserv Lending Solutions provides MortgageServ, a premier loan servicing platform.

Payments and Financial Industry Products

We provide a number of products and services that can be used in payments businesses as well as risk management solutions and other industry products and services. Our products and services facilitate a wide range of financial transactions for a diverse group of clients which include traditional financial institutions, such as banks, thrifts and credit unions, and the financial departments of retailers and others. Our products and services allow our clients to offer a variety of services to their customers, including home banking, automated teller machine (ATM) access and other treasury and related services of varying complexity and sophistication, such as asset-liability modeling and cash management. Specifically, we offer solutions that allow our clients to offer the electronic funds transfer services of Fiserv EFT, which include the ACCEL network and related ATM access services, as well as internet banking products such as Fiserv eSolutions, bill payment services through BillMatrix and Paytraxx, and credit processing services.

We also offer complementary and add-on products and services that amplify our core solutions, including a series of treasury management solutions marketed under our BANKLINK® brand, the CCS suite of software (including IntelligEnt call center systems and the InformEnt data warehouse) for data warehousing and data mining, Imagesoft enterprise content management, fraud detection, and image archive systems, IPS-Sendero enterprise risk management and performance measurement systems (including SVAL, ASAP/Spectrum, DecisionServ), Interactive Technologies’ fee management and billing software, and electronic document management systems and services using our EPSIIA suite of software. Our Personix and Jerome businesses provide clients with a variety of document management and distribution products and services, including plastic card manufacturing, personalization and mailing, statement production and mailing, and high-value direct mail solutions, including design and fulfillment. We offer these product and service solutions through multiple delivery channels primarily in the United States.

Insurance

The insurance industry, like other industries that we serve, has requirements for basic administration services and information processing systems. Insurance carriers, health plans, agents, distributors and third-party administrators rely on us for policy, rating, claims, billing and reinsurance administration, as well as for compliance, education and marketing support. We provide services and solutions to more than 2,400 insurance companies, more than 1,200 employer-sponsored health plans, and more than 5,000 agencies and brokerages. Our regulatory and compliance products and services, which we offer to the health, life, and property and casualty segments, include the Tracker unclaimed property system and PATRIOT Manager. Our financial and billing products and services include Annual Statement, General Ledger, and Accounts Payable. Similarly, RegEd offers education and licensing services to distributors of all forms of insurance. More broadly, we make information technology outsourcing services available for all our product sets.

Health

We provide a variety of services for the administration of health plans to clients nationwide. These services include claim adjudication and payment, customer service, reporting and related services. In addition to providing these services to self-funded employers, we provide these services through outsourcing arrangements to other health plan sponsors such as insurance companies and HMOs. Through the operating units described below, we also offer additional complementary services to our health plan administration customers and others: CareGain provides technology that enables flexible and cost effective administration of consumer driven health plans; Avidyn Health offers care management services ranging from traditional services, such as utilization management and case management, to newer disease management, population health and prevention programs; ppoONE provides technology services to a variety of health care organizations for data management and claim repricing; JW Hutton provides subrogation services; and Innovative Cost Solutions provides claim resolution for non-network providers.

Innoviant and Innoviant Pharmacy offer pharmacy benefit management (“PBM”) and pharmacy mail order services. Our PBM business is responsible for designing, implementing and administering benefit plans aimed at reducing the cost of prescription drug use. When a prescription is presented by a member to a retail pharmacy within the PBM’s network, the PBM is solely responsible for confirming member eligibility, performing a drug authorization review, communicating plan provisions to the pharmacy, directing payment to the pharmacy and billing the client for the amount that the PBM is contractually obligated to pay for the prescription dispensed as specified within client contracts.

Life

We offer a broad range of products and services targeted at the life insurance market. These products and services include administration systems such as ID3, Life Portraits and LifeSuites systems for life, annuity and long-term care requirements. Our regulatory and compliance products and services include, among others, DataTrax, InsuranceTrax, and AdvertisingTrax, and our financial and billing products and services include, among others, Fiserv Advanced Billing.

In the area of distribution products and services, Emerald Publications provides marketing and sales-related materials and services to the life insurance and financial planning industry. ReliaQuote is a life insurance broker targeting the term life insurance marketplace. Insurance Wholesalers generates lists of mortgage holders and provides those leads to insurance agents.

Property and Casualty

We offer a wide range of products and services targeted at the property and casualty insurance market. Our administration systems products and services include PolicySTAR, Specialty and Claims Workstation. Our regulatory and compliance products and services include DataTrax, InsuranceTrax, AdvertisingTrax and PATRIOT Manager, and our financial and billing products and services include FRS and URS reinsurance systems and Fiserv Advanced Billing.

Third Party Solutions and Direct Comp Rx assist employers, insurers and retail pharmacies with the management and processing of workers’ compensation prescriptions. In the area of distribution products and services, Fiserv FSC markets various comparative rating solutions for independent insurance agents and property and casualty carriers. Additionally, we offer complete business process outsourcing services for flood and related property insurance.

Investment

We provide a variety of administrative, custodial and processing services to individual investors, retirement plan and pension administrators, investment advisors and financial planners, and other financial intermediaries. The services we offer include securities custody, transaction processing, client reporting and retirement plan administration. Fiserv Trust Company, our principal trust company subsidiary, is one of the largest independent trust companies in the United States.

The specific services that we offer to financial intermediaries and their clients include: Advisor Services, which provides trust and asset custody and back office services to investment advisers and other fee-compensated financial professionals; Institutional Retirement Plan Services, which provides custody and electronic trading support services for daily valuation of qualified retirement plan assets; and Investment Administration Services, which provides trust and custodial services that support the administration of self-directed individual retirement plans.

Servicing the Market

The markets for our account and transaction processing services have specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, service reliability, comprehensiveness and integration of product lines, timely introduction of new products and features, cost effectiveness and service excellence. Through our multiple product and service offerings, we believe that we successfully service these needs for clients ranging in size from start-ups to some of the largest financial services providers.

We offer clients a selection of information management and data processing services designed to meet the specific needs of the ever-changing financial services and insurance industries. We believe that our financial strength and primary focus on the financial services and insurance industries helps our business development, client service and product support teams remain responsive to the technology needs of our markets.

Our mission is to provide integrated technology and services solutions that enable best-in-class results for our clients. This principle is backed by our dedication to providing excellent client service and support no matter what size our client is.

We believe that our commitment of substantial resources to training and technical support helps us to retain clients. We conduct the majority of our new and ongoing client training in our technology centers, where we maintain fully equipped demonstration and training facilities that contain equipment used in the delivery of our services. In addition, we provide local and on-site training services, and many of our business units provide eLearning, or on-line, education to clients.

Product Development

To meet the changing technology needs of our clients, we continually develop, maintain and enhance our systems. In 2006, product development expenses represented approximately 6% of our total revenues.

Our network of development and financial information technology centers apply the expertise of multiple teams to design, develop and maintain specialized processing systems around our multiple technology platforms. The applications of our account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market-specific financial service environments of our clients. In developing our products, we stress interaction with and responsiveness to the needs of our clients, including customization of software to meet client needs. We have adopted web services and service-oriented architecture principles in our software development practices so that we and our clients can benefit from current technology. We provide dedicated solutions that are designed, developed, maintained and enhanced according to each client’s goals for service quality, business development, asset and liability mix, and local market positioning as well as other user-defined parameters.

Intellectual Property

We regard our software as proprietary and utilize a combination of trade secrecy laws, internal security practices and employee non-disclosure agreements for protection. We believe that legal protection of our software, while important, is less significant than the knowledge and experience of our management and personnel and their ability to develop, enhance and market new products and services. We believe that we possess all proprietary rights necessary to conduct our business.

Competition

Financial

The market for information technology products and services within the financial industry is highly competitive. Our principal competitors include internal data processing departments, data processing affiliates of large companies or large computer hardware manufacturers, independent computer service firms, and processing centers owned and operated as user cooperatives. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competition for in-house data processing and software departments is intensified by the efforts of computer hardware vendors which encourage the growth of internal data centers and consulting service providers who assist these departments with the design and implementation of customized software solutions.

Competitive factors for processing services include product quality, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our position as an independent vendor, rather than as a cooperative, an affiliate of a larger corporation or a hardware vendor, is a competitive advantage.

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

Insurance

The market for information technology products and services is highly competitive in the insurance market. We face competition from internal information technology departments, service affiliates of large companies, and independent technology and service firms. We compete with information technology firms such as Accenture Ltd., CGI Group, Inc., Choicepoint, Inc., Computer Sciences Corporation, DST Systems, Inc., Electronic Data Systems Corp., IBM, Insurance Services Office, Inc., Perot Systems Corp., SAP AG, and Vertafore, Inc., which offer large-scale solutions and professional delivery. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. We also compete with a number of local and regional firms which compete on the basis of their flexibility and local presence.

Investment

Several trust companies, including Sterling Trust Company, PENSCO Trust Company, AST Trust Company and Reliance Trust Company, compete with us in custody services for retirement account administration. With respect to the provision of services to financial advisors and pension administrators, Charles Schwab & Co. and Fidelity Investments are our most significant competitors.

Government Regulation

Our data processing subsidiaries are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing operations are examined on a regular basis by the Federal Deposit Insurance Corporation, the Federal Reserve Bank, the National Credit Union Association, the Office of Thrift Supervision, the Office of the Comptroller of the Currency and various state regulatory authorities. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients’ auditors and regulators.

The insurance markets in which we operate are principally regulated under state law. However, there is also significant federal legislation with which we or our clients may be required to comply, including the National Flood Insurance Program, the Fair Credit Reporting Act, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, and the Gramm-Leach-Bliley Act. From time to time, in order to comply with our obligations under state and federal laws, we may be required to comply with annual reporting and licensing requirements and to implement operating policies and procedures to protect, among other matters, the privacy and security of patients’ health care information. In addition to state and federal regulation, various clients require periodic audits of their health plan administrator to confirm compliance with standards of performance and we may be required to forfeit a portion of our fees if we fail to meet the required performance levels.

Fiserv Trust Company (formerly known as First Trust Corporation and Lincoln Trust Company), a trust company chartered under Colorado law, and Trust Industrial Bank, both of which are subsidiaries, are subject to the regulations of the Colorado Division of Banking. The Federal Deposit Insurance Corporation covers customer deposits of Fiserv Trust Company.

Employees

We have approximately 23,000 employees, many of whom are specialists in our information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial and insurance industries, often complemented by management and other employees with direct experience in banks, credit unions, insurance companies and agencies, mortgage firms, savings and other financial services, and health services business environments.

Our employees provide expertise in: sales and marketing; account management and client services; computer operations, network control and technical support; programming, software development, modification and maintenance; conversions and client training; business process outsourcing; and financial planning and related support services.

In supporting international markets, our employees often speak the same language as our clients and seek to understand any differences in the style of doing business, as well as the product requirements and regulations unique to each client and its specific market.

None of our employees are represented by a union. There have been no work stoppages, strikes or, to our knowledge, attempts to organize. The service nature of our business makes our employees an important corporate asset. Although the market for qualified personnel is competitive, we have not experienced significant difficulty with hiring or retaining our staff of top industry professionals. In assessing potential acquisition candidates, the quality and stability of the prospective company’s staff are emphasized.

We attribute our ability to attract and retain quality employees to, among other things, our growth and dedication to state-of-the-art software development tools and hardware technologies.

Available Information

Our website address is www.fiserv.com. We are not including the information provided on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor’s own Internet access charges) through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

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

The market for our services is competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. Since many of our larger potential clients have historically developed their key applications in-house, we often compete against our potential clients’ in-house capacities. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies including international providers of similar products and services to ours having a lower cost structure. We cannot provide any assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us in the markets in which we operate will not materially and adversely affect our business, financial condition and results of operations.

If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose clients.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to enhance our current products and services and to develop and introduce new products and services that address the increasingly sophisticated needs of our clients and their customers will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and their enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. We continually engage in significant efforts to upgrade our applications. If we are unsuccessful in completing or gaining market acceptance of our upgrade efforts, it would likely have a material adverse effect on our ability to retain existing clients or attract new ones.

If we are unable to renew client contracts at favorable terms, we could lose clients and our results of operations and financial condition may be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with our clients for core services generally run for a period of three to five years in our Financial segment and provide for termination fees upon early termination. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates with favorable terms, our revenues from such renewals and the associated earnings could be negatively impacted.

Our acquisition strategy subjects us to risks, including increased debt, assumption of unforeseen liabilities and difficulties in integrating operations.

A major contributor to our growth in revenues and earnings since our inception has been our ability to identify, acquire and integrate similar or complementary businesses. We anticipate that we will continue to seek to acquire complementary businesses, products and services. We may not be able to identify suitable acquisition candidates in the future, which could adversely affect our future growth. Businesses we acquire may not perform as well as expected or be more difficult to integrate and manage than expected, which could adversely affect our business and financial results. We may not be able to fully integrate all aspects of acquired businesses successfully or fully realize the potential benefits of bringing them together. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources. These risks may arise for a number of reasons:

•	We may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	We face competition for acquisitions from other potential acquirers;

•	We may need to borrow more money from lenders or sell equity or debt securities to the public to finance future acquisitions and the terms of these financings may be adverse to us;

•	Changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions;

•	We may incur unforeseen obligations or liabilities in connection with acquisitions;

•	We may need to devote unanticipated financial and management resources to an acquired business;

•	We may not realize expected operating efficiencies or product integration benefits from an acquisition;

•	We could enter markets where we have minimal prior experience; and

•	We may experience decreases in earnings as a result of non-cash impairment charges.

Security breaches or computer viruses could harm our business by disrupting our delivery of services and damaging our reputation.

As part of our transaction processing businesses, we electronically receive, process, store and transmit sensitive business information of our clients. Unauthorized access to our computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our applications unavailable. Any inability to prevent security breaches or computer viruses could have a negative impact on our reputation and could cause our present and potential clients to choose service providers other than us.

Consolidation in the financial services industry could adversely affect our revenues by eliminating some of our existing and potential clients and could make us more dependent on a more limited number of clients.

There has been and continues to be merger, acquisition and consolidation activity in the financial services industry. Consolidations of financial institutions in the future could reduce the number of our clients and potential clients. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform internally some or all of the services that we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations.

Operational failures in our outsourcing or transaction processing facilities could harm our business and reputation.

An operational failure in our outsourcing or transaction processing facilities could cause us to lose clients. Damage or destruction that interrupts our provision of services could damage our relationship with clients and may cause us to incur substantial additional expense to repair or replace damaged equipment. We have installed back-up systems and procedures to prevent or reduce disruption. A prolonged interruption of our services or network that extends for more than several hours could cause us to experience data loss or a reduction in revenues as a result of such interruption. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential clients to choose service providers other than us.

Our ability to compete in the health plan administration business requires us to arrange for network provider services with third parties over whom we have no control.

In order to provide administrative services to our clients who sponsor self-insured health plans, we must, in most cases, arrange for these clients to have access to a third party provider network. In any particular market, provider networks could refuse to contract with us or only do so on terms that would not allow us to compete with our competitors. If these provider networks refuse to contract with us or only do so on terms that place us at a competitive disadvantage, our ability to compete or be profitable in those areas could be adversely affected. In addition, the large, national health insurance carriers with which we compete for administration services have their own proprietary networks. These networks, in some instances, allow our competitors to offer our target clients access to a health care network that offers better discount rates than we have access to, which may result in us being required to offer lower prices for administrative services in order to compete for clients.

We may experience software defects, development delays or installation difficulties, which would harm our business and reputation and expose us to potential liability.

Our services are based on sophisticated software and computing systems, and we may encounter delays when developing new applications and services. Further, the software underlying our services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our clients. Defects in our software, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of clients, negative publicity or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and client agreements, we cannot be certain that these measures will successfully limit our liability.

If we fail to comply with regulations imposed on providers of services to financial institutions, as a trust company or as an administrator of health services, or if the national flood program is amended or substantially changed, our businesses could be harmed.

Our financial services data processing subsidiaries are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing operations are examined on a regular basis by various federal and state regulatory authorities. In addition, our trust subsidiaries are subject to the regulations of the Colorado Division of Banking and the FDIC.

Our health plan management services subsidiaries are subject to extensive regulatory oversight at both the federal and state levels covering licensing and other day-to-day operating policies and procedures. In addition, most of our health plan management services businesses are subject to Health Insurance Portability and Accountability Act regulations that govern the privacy and security of health information to protect against the unauthorized use or disclosure of health information.

Our flood processing services business depends on administration of the National Flood Insurance Program by the federal government. Substantive changes to the current National Flood Insurance Program could have an adverse impact on our revenues or costs of doing business.

If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our client relationships and reputation could be harmed and we could be inhibited in our ability to obtain new clients. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have an adverse impact on our results of operations or financial condition.

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

If our applications or services are found to infringe the proprietary rights of others, we may be required to change our business practices or pay significant costs and monetary penalties.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently operate full-service data centers, software system development centers and item processing and back-office support centers in over 200 cities. We own 15 facilities and all other buildings in which centers are located are subject to leases expiring through 2007 and beyond. In addition, we maintain our own national data communication network consisting of communications processors and leased lines.

We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs. We periodically upgrade our mainframe capability. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster. We also maintain copies of data and software used in our business in locations that are separate from our facilities.

Item 3. Legal Proceedings

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. Other than as described below, in the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.

In February 2007, a class was certified by the United States District Court for the Central District of California in a lawsuit that was filed in 2005 against the Fiserv Trust Company (“Fiserv Trust”). The suit alleges that Fiserv Trust, which serves as a custodian and administrator of investment accounts, knew or should have known that third parties were perpetrating an alleged Ponzi scheme and that it breached its contractual and common law duties and aided and abetted the scheme by not advising the plaintiffs to avoid investing in the alleged scheme. The lawsuit was brought on behalf of a class of investors who maintained self-directed individual retirement accounts administered by Fiserv Trust and others who invested in the alleged scheme, including investors that were never customers of Fiserv Trust, and seeks compensatory damages of $120 million and punitive damages. Fiserv Trust has filed a petition for permission to appeal the class certification order. There is a related action in California Superior Court in San Diego, California seeking compensatory damages of approximately $7 million and punitive damages. We believe that the suits are without merit and intend to contest them vigorously. Nevertheless, we are unable to estimate or predict the ultimate outcome of these matters or to determine whether these matters will have a material adverse impact on our Investment Support Services segment results or our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers as of February 27, 2007, together with their ages, positions and business experience are described below:

Name	Age	Title
Jeffery W. Yabuki	46	President and Chief Executive Officer

Norman J. Balthasar	60	Senior Executive Vice President and Chief Operating Officer

James W. Cox	43	Executive Vice President and Head of Mergers and Acquisitions

Michael D. Gantt	55	Executive Vice President and Group President, Insurance Group

Rahul Gupta	47	Executive Vice President and Group President, Payments and Industry Products

Thomas J. Hirsch	43	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Thomas A. Neill	58	Executive Vice President and Group President, Depository Institution Core Processing

Charles W. Sprague	57	Executive Vice President, General Counsel, Chief Administrative Officer and Secretary

Thomas W. Warsop III	40	Executive Vice President and Group President, Financial Institutions

Mr. Yabuki has served as a director and as our President and Chief Executive Officer since 2005. Previously, Mr. Yabuki served as Senior Executive Vice President and Chief Operating Officer for H&R Block, Inc. from 2002 to 2005; from 2001 to 2002, he served as Executive Vice President of H&R Block; and from 1999 to 2001, he served as the President of H&R Block International. Prior to that, from 1987 to 1999, Mr. Yabuki held various executive positions with American Express Company, including President and Chief Executive Officer of American Express Tax and Business Services, Inc.

Mr. Balthasar has served as Senior Executive Vice President and Chief Operating Officer since 2002. Prior to that, he served as President and Chief Operating Officer of our Financial Institution Group, from 2000 to 2002, and as Executive Vice President and President of our Savings and Community Bank Group, from 1996 to 1999. Mr. Balthasar has been with us or one of our predecessor companies since 1974.

Mr. Cox has served as Executive Vice President and Head of Mergers and Acquisitions since May 2006. From 2003 to 2006, he served as President of our Health Solutions Group, and joined us in 2001 with the acquisition of Trewit, Inc., where he was President. Prior to that, Mr. Cox was a partner in Lund Koehler Cox & Arkema, a public accounting and consulting firm.

Mr. Gantt has served as President of our Insurance Group since December 2006. From 2004 to December 2006, he was President of our Bank Systems Group. Prior to that, from 2003 to 2004, Mr. Gantt served as Chairman, President and Chief Executive Officer of Ephinay Corporation. He joined us in 2000 and served as Executive Vice President and Chief Operating Officer of our Insurance Solutions Group, and, from 2001 to 2003, as President of the group. Prior to that, he was Senior Vice President and Group Manager for Policy Management Systems Corporation’s Claims and Risk Management Group.

Mr. Gupta joined us in December 2006 as President of our Payments and Industry Products Group. Prior to that, from 2002 to 2006, he served in various capacities, including most recently as President, U.S. Operations, at eFunds Corporation, a publicly-traded payments and risk management solutions provider. In addition to working for eFunds, Mr. Gupta has more than 20 years of experience in financial technology management with firms such as Price Waterhouse Management Consultants, Fidelity Investments and i2 Technologies, Inc.

Mr. Hirsch has served as Executive Vice President, Chief Financial Officer and Treasurer since July 2006. Prior to such appointments, Mr. Hirsch served as our Senior Vice President and Controller since 2002. He joined us in 1994 as a Divisional Assistant Controller, became Corporate Assistant Controller in 1996, Corporate Vice President in 1997, and Corporate Controller in 1999. Prior to joining us, Mr. Hirsch was an audit manager with Deloitte & Touche LLP.

Mr. Neill has served as President of our Depository Institution Core Processing Group since December 2006. Prior to that, from 2000 to December 2006, he served as President of our Credit Union and Industry Products Group and, from 1993 to 2000, as President of the Products and Services Division and President of the Industry Products and Services Group.

Mr. Sprague has served as Executive Vice President, General Counsel and Secretary since 1994 and Chief Administrative Officer since 1999. He has been involved with our corporate and legal concerns since we were formed in 1984.

Mr. Warsop joined us in January 2007 as President of our Financial Institutions Group. Prior to that, Mr. Warsop served for 17 years in various capacities at Electronic Data Systems Corp. (“EDS”), a publicly-traded global technology services company. Mr. Warsop most recently served as Vice President, US Financial Services. He also served as a Vice President with EDS in the United Kingdom and as president of EDS’s Business Process Outsourcing unit in Asia Pacific.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “FISV.” Set forth below is the high and low sales price of our common stock during the periods presented.

	2006		2005
Quarter Ended	High	Low	High	Low
March 31	$45.46	$40.29	$40.58	$36.33
June 30	46.28	40.58	44.25	38.94
September 30	48.25	42.10	46.85	42.06
December 31	53.60	46.92	46.89	41.05

At December 31, 2006, our common stock was held by 3,482 shareholders of record. It is estimated that an additional 67,000 shareholders own our stock through nominee or street name accounts with brokers. The closing sale price of our common stock on February 26, 2007 was $54.18 per share. We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1-31, 2006	300,708	$48.67	300,708	2,940,746
November 1-30, 2006	1,382,900	51.29	1,382,900	1,557,846
December 1-31, 2006	1,200,000	52.24	1,200,000	357,846

Total	2,883,608	51.41	2,883,608

(1)	On February 21, 2006, our board of directors authorized the repurchase of up to 10 million shares of our common stock. As of December 31, 2006, we had the authority to purchase up to 357,846 shares under this program. On January 31, 2007, our board of directors authorized the repurchase of up to 10 million additional shares of our common stock. Neither repurchase authorization expires.

Stock Performance Graph

The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2006 with the S&P 500 Index and the NASDAQ Computer and Data Processing Services Index. The graph assumes that $100 was invested on December 31, 2001 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Information About Our Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans required by Item 5 is incorporated by reference to our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2006.

Item 6. Selected Financial Data

The following data, which has been affected by acquisitions and dispositions, should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	2006	2005	2004	2003	2002
Total revenues	$4,544,151	$4,059,478	$3,729,746	$2,925,367	$2,389,392
Income from continuing operations	443,225	511,357	394,898	308,823	259,331
Income (loss) from discontinued operations, net of tax	6,689	5,081	(17,256)	6,189	6,806
Net income	449,914	516,438	377,642	315,012	266,137

Net income (loss) per share—basic:
Continuing operations	$2.53	$2.71	$2.03	$1.60	$1.36
Discontinued operations	0.04	0.03	(0.09)	0.03	0.04

Total	$2.57	$2.74	$1.94	$1.63	$1.39

Net income (loss) per share—diluted:
Continuing operations	$2.50	$2.68	$2.00	$1.58	$1.33
Discontinued operations	0.04	0.03	(0.09)	0.03	0.03

Total	$2.53	$2.70	$1.91	$1.61	$1.37

Total assets	$6,207,923	$6,039,516	$8,383,349	$7,214,175	$6,438,705

Long-term debt	747,256	595,385	505,327	699,116	482,824

Shareholders’ equity	2,425,622	2,465,740	2,564,422	2,199,808	1,827,669

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Recent developments. This section provides a general description of recent events and significant developments that we believe are important in understanding our results of operations and financial condition.

•

Critical accounting policies. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•

Recent accounting pronouncements. This section provides a discussion of recent accounting pronouncements that we believe are important in understanding our results of operations and financial condition.

•	Non-GAAP financial measures. This section provides a discussion of non-GAAP financial measures which we use in this report.

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2006 to the results for the year ended December 31, 2005 and comparing the results for the year ended December 31, 2005 to the results for the year ended December 31, 2004.

•

Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments that existed as of December 31, 2006. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

Recent Developments

Historically, our operations consisted of three business segments based on the services provided by each: financial institution outsourcing, systems and services; health plan management services; and investment support services. As part of our Fiserv 2.0 initiative, we are focused on providing products and services in a more integrated manner. Accordingly, in December 2006, we announced a reorganization of our businesses to provide for a more streamlined structure. The new organization allows us to provide integrated technology-based solutions to each of the three main areas of the insurance industry: health, life, and property and casualty. As a result of this reorganization, we have modified our reporting segments such that our new reporting segments are: Financial Institution Services (“Financial”); Insurance Services (“Insurance”); and Investment Support Services (“Investment”).

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates that we use to prepare the consolidated financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ materially from these estimates.

The majority of our revenues are generated from monthly account and transaction-based fees. Revenue is recognized when the related services have been rendered. Revenues are primarily recognized under service agreements that are long-term in nature, generally three to five years, and that do not require management to make significant judgments or assumptions. Given the nature of our business and the rules governing revenue recognition, our revenue recognition practices do not contain significant estimates that materially affect our results of operations. Additional information about our revenue recognition policies is included in Note 1 to the consolidated financial statements.

We review the carrying value of goodwill and indefinite-lived intangible assets by comparing the underlying carrying value or reporting unit carrying value to their fair values. As of the most recent impairment assessment in the fourth quarter of 2006, we determined that the carrying amounts of goodwill and indefinite-lived intangible assets do not exceed their respective fair values. We are required to perform this comparison, which involves a number of assumptions, at least annually, or more frequently if circumstances indicate possible impairment. Given the significance of goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our financial statements.

We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing, other than operating leases. In addition, we do not enter into any derivative financial instruments for speculative purposes and use derivative financial instruments for managing our exposure to changes in interest rates and managing our ratio of fixed to floating-rate long-term debt.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires companies to expense the value of employee stock option grants and similar awards. We adopted SFAS 123R on January 1, 2006 under the modified prospective method. Accordingly, prior periods do not include share-based compensation expense related to SFAS 123R. Share-based compensation expense was $28.5 million and $4.0 million during 2006 and 2005, respectively. Prior to January 1, 2006, we accounted for stock options, restricted stock and our employee stock purchase plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the difference between the quoted market price on the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period. As a result, we did not recognize compensation expense in the consolidated financial statements for stock options because the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. The recognition provisions of SFAS 158 became effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect that the adoption of FIN 48 will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS 157 will have on our financial statements.

Non-GAAP Financial Measures

In this report, we use two non-GAAP financial measures, internal revenue growth percentage and free cash flow. We use these measures to monitor and evaluate our performance, and they are presented in this report because we believe that they are useful to investors in evaluating our financial results. Non-GAAP financial measures should not be considered to be a substitute for the reported results prepared in accordance with GAAP. The methods that we use to calculate non-GAAP financial measures are not necessarily comparable to similarly titled measures presented by other companies.

Internal revenue growth percentage is measured as the increase or decrease in total revenue for the current year less “acquired revenue from acquisitions” divided by total revenues from the prior year plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies, less dispositions, for the prior year. “Acquired revenue from acquisitions” was $111.3 million ($69.3 million in the Financial segment and $42.1 million in the Insurance segment) and $67.5 million ($44.5 million in the Financial segment and $23.0 million in the Insurance segment) in 2006 and 2005, respectively. Internal revenue growth percentage is a non-GAAP financial measure that we believe is useful to investors because it allows them to see the portion of our revenue growth that is attributed to acquired companies as compared to internal revenue growth.

Free cash flow is measured as net cash provided by operating activities from continuing operations less capital expenditures. Free cash flow is a non-GAAP financial measure that we believe is useful to investors because it shows our available cash flow after we have satisfied the capital requirements of our operations.

Results of Operations

Components of Revenue and Expenses

The following summary describes the components of revenues and expenses as presented in our consolidated statements of income. A description of our revenue recognition policies is included in Note 1 to the consolidated financial statements.

Processing and Services

Processing and services revenues are primarily generated from account and transaction-based fees under contracts that generally have terms of three to five years. Revenue is recognized when the related transactions are processed and services have been rendered. Processing and services revenues are most reflective of our core business performance because a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain applications; customer support; depreciation; and other operating expenses.

Product

Product revenue is primarily derived from our pharmacy businesses, software license fees and integrated print and electronic communications. A significant amount of product revenue is derived from our pharmacy businesses within the Insurance segment because we include, in both revenues and expenses, the prescription product costs associated with these businesses. We do not manufacture or generally distribute prescription pharmaceuticals, but we are considered to be a principal under Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as more fully described in Note 1 to the consolidated financial statements. Therefore, we record these revenues and expenses on a gross basis. Prescription product costs included in both product revenues and cost of product were $753.1 million, $540.0 million and $439.6 million in 2006, 2005 and 2004, respectively. Cost of products, in addition to pharmacy product costs, include personnel, infrastructure costs and other costs directly associated with product revenue.

We also include customer reimbursements, such as postage and telecommunication costs, in processing and services revenue, product revenue, cost of processing and services, and cost of product in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” These costs, which are pass-through expenses to clients and which are included in both revenues and expenses, were $416.1 million, $351.0 million and $379.2 million in 2006, 2005 and 2004, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of: salaries, wages and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; and other selling and administrative expenses.

Results of Operations

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenues, and the percentage change in those amounts from year to year. This information should be read along with the consolidated financial statements and notes thereto.

	Years ended December 31, (In millions)			Percentage Years Ended December 31,			Percentage Increase
	2006	2005	2004	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues:
Processing and services	$3,026.5	$2,891.6	$2,739.7	67%	71%	73%	5%	6%
Product	1,517.7	1,167.9	990.0	33%	29%	27%	30%	18%

Total revenues	4,544.2	4,059.5	3,729.7	100%	100%	100%	12%	9%

Expenses:
Cost of processing and services(1)	1,959.3	1,855.2	1,822.7	65%	64%	67%	6%	2%
Cost of product(1)	1,251.3	942.7	796.0	82%	81%	80%	33%	18%

Sub-total(2)	3,210.5	2,798.0	2,618.7	71%	69%	70%	15%	7%

Selling, general and administrative(2)	589.4	516.1	451.5	13%	13%	12%	14%	14%

Total expenses(2)	3,799.9	3,314.1	3,070.2	84%	82%	82%	15%	8%

Operating Income(2)	$744.3	$745.4	$659.6	16%	18%	18%	0%	13%

(1)	Each percentage of revenue equals the relevant expense amount divided by the related component of total revenues.
(2)	Each percentage of revenue equals the relevant expense or operating income amount divided by total revenues.

Total Revenues

Total revenues increased $484.7 million, or 12%, in 2006 compared to 2005, and $329.7 million, or 9%, in 2005 compared to 2004. The internal revenue growth rate was 9% in 2006 and 7% in 2005 with the remaining growth resulting from acquisitions. Overall internal revenue growth is primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients. The improvement in the total revenue growth rate for 2006 compared to 2005 was primarily due to increased prescription revenue from new clients in the Insurance segment’s pharmacy management and workers’ compensation businesses.

Processing and services revenues increased 5% in 2006 and 6% in 2005 compared to the prior year periods. These increases were driven by sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and incremental revenue attributable to several acquisitions. Partially offsetting these increases in 2006 were a $34.5 million decrease in contract termination fees and the impact of the loss of two clients in 2005. Contract termination and assignment fees were $23.4 million, $57.9 million and $36.4 million in 2006, 2005 and 2004, respectively. The Financial segment businesses generally enter into three to five year contracts with clients that contain early contract termination fees. These fees can be generated when an existing client is acquired by another financial institution and can vary significantly from period to period based on the number and size of clients that are acquired and how early in the contract term a client is acquired.

Product revenues increased 30% in 2006 compared to 2005 and 18% in 2005 compared to 2004 primarily due to new clients in the Insurance segment’s pharmacy management and workers’ compensation businesses along with growth in card fulfillment and print services within the output solutions division. The revenue growth in the pharmacy management and workers’ compensation businesses in the Insurance segment was impacted significantly by the inclusion of prescription product costs in revenues and expenses of $753.1 million, $540.0 million and $439.6 million in 2006, 2005 and 2004, respectively.

Total Expenses

Total expenses increased $485.8 million, or 15%, in 2006 compared to 2005 and $243.9 million, or 8%, in 2005 compared to 2004. These increases were primarily driven by the significant increase in prescription product costs.

Cost of processing and services as a percentage of processing and services revenues were relatively consistent in 2006 as compared to 2005 and the slight increase from 64% in 2005 to 65% in 2006 was primarily caused by a decrease of $34.5 million in 2006 of higher margin contract termination fee revenue. These fees, which were significantly higher in 2005 than 2006, do not generate substantial incremental cost when received. Cost of processing and services as a percentage of processing and services revenues decreased in 2006 and 2005 from 67% in 2004 due primarily to changes in the mix of our businesses, including acquisitions and the impact of operating efficiencies.

Cost of product as a percentage of product revenue was 82% in 2006, 81% in 2005 and 80% in 2004. The increases in cost of product were primarily driven by the significant increase in prescription product costs in 2006 and 2005 as discussed above.

Selling, general and administrative expenses have remained relatively consistent as a percentage of total revenues in 2006, 2005 and 2004. Selling, general and administrative expenses in 2006 were negatively impacted by the inclusion of $17.3 million of incremental share-based compensation expense as a result of the prospective adoption of SFAS 123R on January 1, 2006, and $9.0 million related to the write-down of assets and facility shutdown costs in our lending division.

Operating Income and Operating Margin

Operating income decreased $1.1 million in 2006 compared to 2005 and operating margins decreased to 16% in 2006 from 18% in 2005 and 2004. Operating income and margin in 2006, as compared to 2005, was negatively impacted by a $34.5 million decrease in higher margin contract termination fees, a $24.5 million increase in share-based compensation expense related to the prospective adoption of SFAS 123R on January 1, 2006, operating losses associated with the Australian check processing operations and charges of $9.0 million related to the write-down of assets and facility shutdown costs in the lending division. Partially offsetting these decreases in operating income and margin were increases in higher margin revenues in the electronic payments and flood insurance processing businesses, continued strong operating results in bank and credit union core processing and improvements in overall operating efficiencies.

In addition, operating margins in 2006 and 2005 were negatively impacted by the significant revenue growth in the pharmacy management and workers’ compensation businesses, which generate operating margins in the low- to mid-single digits. The negative impact on operating margins due to the inclusion of prescription product costs in revenue and expense was approximately 3 percentage points in 2006 and 2005 and 2 percentage points in 2004.

Segment Results

In connection with organizational changes in 2006, we reclassified our reportable segments for all periods presented to align them with how our chief operating decision maker currently manages the business. As a result, our continuing operations are classified into three business segments: Financial Institution Services (“Financial”);

Insurance Services (“Insurance”); and Investment Support Services (“Investment”). The historical business segment information presented below has been restated to conform to our new business segment reporting structure.

Years ended December 31, (Dollars in millions)	Financial	Insurance	Investment	Total
Total revenues:
2006	$2,877.4	$1,529.6	$137.1	$4,544.2
2005	2,650.0	1,275.0	134.4	4,059.5
2004	2,451.4	1,152.8	125.5	3,729.7

Operating income:
2006	$565.0	$154.3	$25.0	$744.3
2005	581.1	139.2	25.0	745.4
2004	514.1	124.9	20.6	659.6

Operating income growth (decline)(1):
2006	(3)%	11%	0%	0%
2005	13%	12%	22%	13%

Operating margin:
2006	20%	10%	18%	16%
2005	22%	11%	19%	18%
2004	21%	11%	16%	18%

(1)	Represents operating income growth (decline) compared to the prior period.

Financial

The Financial segment increased total revenues by $227.4 million, or 9%, in 2006 and $198.6 million, or 8%, in 2005. The internal revenue growth rate in the Financial segment was 6% in 2006 and 2005 with the remaining growth in each year resulting from acquisitions. Internal revenue growth in this segment was primarily driven by increased volumes and new clients in the electronic payments and loan settlement services businesses along with new client growth and increased sales in the banking and credit union core processing businesses and card fulfillment businesses. In 2006, internal revenue growth was negatively impacted by a $34.5 million decrease in contract termination fees and the loss of two clients in 2005. In 2005, internal revenue growth was positively impacted by a $21.5 million increase in contract termination fees.

Operating margins in the Financial segment were 20% in 2006, 22% in 2005 and 21% in 2004. In comparison to 2005, operating margins in 2006 were negatively impacted by a decrease of $34.5 million in higher margin contract termination fees, an increase of $20.8 million in share-based compensation expense related to the prospective adoption of SFAS 123R on January 1, 2006, operating losses associated with the Australian check processing operations and charges totaling $9.0 million related to the write-down of assets and facility shutdown costs in the lending division. Partially offsetting these negative factors in 2006 were higher margin revenues in the electronic payments businesses, continued strong operating results in the bank and credit union processing businesses and overall operating efficiencies. Operating margins in 2005 were positively impacted over 2004 primarily by a $21.5 million increase in contract termination fees.

Insurance

Revenues in the Insurance segment increased $254.6 million, or 20%, in 2006 compared to 2005 and $122.3 million, or 11%, in 2005 compared to 2004. The internal revenue growth rate in this segment was 16% in 2006 and 8% in 2005 with the remaining growth resulting from acquisitions. The internal revenue growth rates were primarily driven by the signing of new clients in the pharmacy management and workers’ compensation businesses.

Operating margins in the Insurance segment were 10% in 2006 compared to 11% in 2005 and 2004. Operating margins in 2006 were negatively impacted primarily by the significant increase in revenues in the pharmacy management and workers’ compensation businesses, which generate operating margins in the low- to mid-single digits, and expenses associated with our consumer-directed health care initiatives. Partially offsetting these factors were higher operating margins in our flood and property and casualty insurance businesses. The inclusion of prescription product costs in revenue and expense negatively impacted operating margins in the Insurance segment by 10 percentage points, 8 percentage points and 7 percentage points in 2006, 2005 and 2004, respectively.

Investment

The Investment segment had revenue growth of $2.7 million in 2006 and $8.9 million in 2005 representing revenue growth of 2% and 7%, respectively. Revenue growth in each year was primarily the result of new client growth. Revenue growth in 2006 was lower than 2005 primarily due to a decrease in deposit levels resulting from strong equity markets which negatively impacted investment income and corresponding revenues. Operating margins in the Investment segment were 18% in 2006, 19% in 2005 and 16% in 2004. Operating income and margin in 2006 were negatively impacted by the mix of revenue with a lower level of higher margin investment income as compared to 2005. The increase in operating income and margin in 2005 compared to 2004 was primarily due to a temporary increase in cash investment balances in 2005 that improved net investment income.

Discontinued Operations

On March 24, 2005, we completed the sale of our securities clearing businesses to Fidelity Global Brokerage Group, Inc. (“Fidelity”) for $344.9 million paid in cash at closing, subject to certain post-closing adjustments. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to us. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the carrying value of this investment. In 2005, we recorded a net loss on the sale of discontinued operations of $0.4 million, net of related income taxes of $48.7 million. The higher income tax expense on the sale of the securities clearing operations was primarily due to a significantly lower tax basis than book basis mainly due to a tax free exchange in our initial purchase of one of the companies that was sold. During 2005, we recorded $0.03 per share in diluted earnings in discontinued operations primarily as a result of favorable resolutions of income tax uncertainties. In 2006, we finalized and recognized a $10.6 million pre-tax gain related to a contingent payment that we received from Fidelity based on the securities clearing businesses’ achievement of revenue targets established in the stock purchase agreement.

We are investigating a matter identified in an indemnification notice delivered pursuant to the stock purchase agreement. The matter relates to the securities clearing businesses’ past maintenance of certain documentation related to introducing broker dealers’ customers. We are unable to estimate or predict the ultimate outcome of this matter or to determine whether this matter will have a material adverse impact on the discontinued operations’ results.

Interest Expense and Interest Income

Interest expense was $41.0 million, $27.8 million and $24.9 million in 2006, 2005 and 2004, respectively. The $13.2 million increase in interest expense in 2006 was primarily due to an increase in average borrowings outstanding due to acquisitions and additional share repurchases in 2005 and 2006.

Interest income was $7.0 million, $13.6 million and $6.7 million in 2006, 2005 and 2004, respectively. The $6.6 million decrease in interest income in 2006 and the $6.9 million increase in interest income in 2005 was primarily due to increased cash balances in 2005 resulting from the proceeds we received for the sale of our securities clearing businesses.

Realized Gain from Sale of Investments

In 2005, we realized a pre-tax gain of $43.5 million, or $0.14 per share after income taxes, from the sale of our remaining ownership of 3.2 million shares of common stock of Bisys Group, Inc. In addition, we sold our investment in INTRIA Items, Inc. to our joint venture partner, Canadian Imperial Bank of Commerce, which resulted in a pre-tax gain of $43.4 million, or $0.15 per share after income taxes.

Income Tax Provision

The effective income tax rate for continuing operations was 37.6% in 2006, 37.5% in 2005 and 38.4% in 2004. The effective income tax rates for 2006 and 2005 were favorably impacted by a number of one-time items compared to 2004 primarily associated with changes in state tax laws, finalization of various tax returns and a lower tax rate on the sale of investments. We expect that the income tax rate for continuing operations will be 38.5% in 2007.

Net Income Per Share-Diluted

Net income per share-diluted for 2006 was $2.53 compared to $2.70 in 2005 and $1.91 in 2004. Net income per share-diluted from continuing operations was $2.50 in 2006 compared to $2.68 in 2005 and $2.00 in 2004. Net income per share-diluted in 2006 compared to 2005 was negatively impacted by a decrease of $0.29 per share from realized gains on sale of investments in 2005, approximately $0.12 per share from a decrease in contract termination fees in 2006, $0.09 per share of incremental share-based compensation expense in 2006 due to the prospective adoption of FAS 123R on January 1, 2006 and $0.03 per share related to the write-down of assets and facility shutdown costs in our lending division in 2006. Net income per share-diluted from continuing operations for 2005 of $2.68 compared to $2.00 in 2004 was positively impacted by $0.29 per share due to the realized gain on sale of investments in 2005 and approximately $0.07 per share from an increase in contract termination fees in 2005 compared to 2004.

Liquidity and Capital Resources

The following table summarizes our free cash flow:

(In millions)	2006	2005	2004
Net cash provided by operating activities from continuing operations	$635.0	$601.2	$699.0
Capital expenditures	(187.5)	(165.0)	(161.1)

Free cash flow	$447.5	$436.2	$537.9

Free cash flow increased by $11.3 million in 2006 compared with 2005 and was impacted by a higher level of capital expenditures in 2006. Capital expenditures increased $22.5 million in 2006 as compared to 2005 primarily due to a series of investments to support future client growth. Free cash flow in 2006 was negatively impacted by lower contract termination fee revenue, after income taxes, of approximately $21 million and $11.2 million due to the treatment of excess tax benefits from stock option exercises, which are required by SFAS 123R to be included in cash flows from financing activities instead of operating cash flows as they were in 2005 and prior years.

In 2006, we used our free cash flow and borrowings under our revolving credit facility and commercial paper program primarily to fund acquisition related payments of $186.7 million and to repurchase 12.7 million shares of our common stock for $560.1 million. As of December 31, 2006, 0.4 million shares of our common stock were available for repurchase under previous authorizations by our board of directors. On January 31, 2007, our board of directors authorized the repurchase of up to 10.0 million additional shares of our common stock. Share repurchases under the existing authorization are expected to be made through open market transactions as market conditions warrant. Shares repurchased have historically been held for issuance in connection with acquisitions and equity plans. Our current policy is to use our free cash flow to support future business opportunities and repurchase shares of our common stock, rather than to pay dividends.

At December 31, 2006, we had $747.3 million of long-term debt of which $451.8 million was outstanding under our revolving credit and commercial paper facilities. We maintain a $500 million unsecured commercial paper program, which is exempt from registration under the Securities Act of 1933. Under this program, we may issue commercial paper with maturities of up to 397 days from the date of issuance. We also maintain a $900 million unsecured revolving credit facility with a syndicate of banks. We may increase the availability under this facility up to $1.25 billion at our discretion, subject to a number of conditions, including the absence of any default under the credit agreement. The revolving credit facility supports 100% of our outstanding commercial paper. As a result, borrowings under the commercial paper program reduce the amount of credit available under the revolving credit facility. The revolving credit facility contains various restrictions and covenants. Among other requirements, our consolidated indebtedness is limited to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization. The facility expires on March 24, 2011. We were in compliance with all debt covenants throughout 2006.

We believe that our cash flow from operations together with other available sources of funds will be adequate to meet our operating requirements, required operating lease payments, required repayments of long-term debt, and expected capital spending needs in 2007. At December 31, 2006, we had $435 million available for borrowing under our credit and commercial paper facilities and $185 million of cash and cash equivalents. In the event that we make significant future acquisitions, we may raise funds through additional borrowings or the issuance of common shares.

Historically, our growth has been accomplished, to a significant degree, through the acquisition of businesses that are complementary to our operations. We believe that a number of acquisition candidates are available that would further enhance our competitive position and we plan to pursue them.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any material off-balance sheet arrangements other than operating leases. Purchase obligations primarily relate to agreements to purchase or license data processing equipment and software. The following table details our contractual cash obligations at December 31, 2006:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$747.3	$5.4	$288.8	$453.1	$—
Minimum operating lease payments	393.4	97.7	146.7	91.5	57.5
Purchase obligations	43.1	19.7	5.4	18.0	—

Total	$1,183.8	$122.8	$440.9	$562.6	$57.5

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

(In thousands, except per share data)	Quarters
	First	Second	Third	Fourth	Total
2006
Total revenues	$1,096,668	$1,093,197	$1,156,545	$1,197,741	$4,544,151
Total expenses	903,715	909,008	970,805	1,016,342	3,799,870

Operating income	192,953	184,189	185,740	181,399	744,281
Interest expense, net	(6,106)	(8,774)	(9,987)	(9,129)	(33,996)

Income from continuing operations before income taxes	186,847	175,415	175,753	172,270	710,285
Income tax provision	70,636	64,435	65,665	66,324	267,060

Income from continuing operations	116,211	110,980	110,088	105,946	443,225
Income from discontinued operations, net of income taxes	—	6,689	—	—	6,689

Net income	$116,211	$117,669	$110,088	$105,946	$449,914

Net income per share—basic:
Continuing operations	$0.65	$0.63	$0.63	$0.62	$2.53
Discontinued operations	—	0.04	—	—	0.04

Total	$0.65	$0.67	$0.63	$0.62	$2.57

Net income per share—diluted:
Continuing operations	$0.64	$0.63	$0.63	$0.61	$2.50
Discontinued operations	—	0.04	—	—	0.04

Total	$0.64	$0.66	$0.63	$0.61	$2.53

(In thousands, except per share data)	Quarters
	First	Second	Third	Fourth	Total
2005
Total revenues	$973,114	$996,426	$1,011,645	$1,078,293	$4,059,478
Total expenses	785,098	809,181	840,126	879,677	3,314,082

Operating income	188,016	187,245	171,519	198,616	745,396
Interest expense, net	(3,662)	(1,280)	(3,429)	(5,896)	(14,267)
Realized gain from sale of investments	43,452	—	—	43,370	86,822

Income from continuing operations before income taxes	227,806	185,965	168,090	236,090	817,951
Income tax provision	88,161	71,968	58,751	87,714	306,594

Income from continuing operations	139,645	113,997	109,339	148,376	511,357
Income (loss) from discontinued operations, net of income taxes	(619)	—	3,600	2,100	5,081

Net income	$139,026	$113,997	$112,939	$150,476	$516,438

Net income per share—basic:
Continuing operations	$0.72	$0.60	$0.58	$0.81	$2.71
Discontinued operations	—	—	0.02	0.01	0.03

Total	$0.72	$0.60	$0.60	$0.82	$2.74

Net income per share—diluted:
Continuing operations	$0.71	$0.59	$0.58	$0.80	$2.68
Discontinued operations	—	—	0.02	0.01	0.03

Total	$0.71	$0.59	$0.60	$0.81	$2.70

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are exposed primarily to interest rate risk and market price risk on investments and borrowings. We actively monitor these risks through a variety of control procedures involving senior management.

Our Investment Support Services subsidiaries accept money market account deposits from customers and invest those funds in marketable securities. Substantially all of the investments are rated within the highest investment grade categories for securities. Our Investment Support Services subsidiaries utilize simulation models for measuring and monitoring interest rate risk and market value of portfolio equities. A formal Asset Liability Committee meets quarterly to review interest rate risks, capital ratios, liquidity levels, portfolio diversification, credit risk ratings and adherence to investment policies and guidelines. At December 31, 2006, mortgage-backed obligations have an average duration of approximately three years and eleven months with most of the remaining investments having a maturity of one year or less. We do not believe significant changes in interest rates would have a material impact on our consolidated financial statements.

We manage our debt structure and interest rate risk through the use of fixed and floating-rate debt and through the use of interest rate swaps. We use interest rate swaps to partially hedge our exposure to interest rate changes and to control financing costs. Generally, under these swaps, we agree with a counter-party to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional amount. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates. Based on our long-term debt with variable interest rates as of December 31, 2006, a 1% increase in our borrowing rate would increase annual interest expense by approximately $4.8 million. Based on our internal controls, we believe the risks associated with financial instruments at December 31, 2006 will not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

FISERV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data Years ended December 31,	2006	2005	2004
Revenues:
Processing and services	$3,026,460	$2,891,552	$2,739,732
Product	1,517,691	1,167,926	990,014

Total revenues	4,544,151	4,059,478	3,729,746
Expenses:
Cost of processing and services	1,959,255	1,855,247	1,822,733
Cost of product	1,251,261	942,708	795,965
Selling, general and administrative	589,354	516,127	451,488

Total expenses	3,799,870	3,314,082	3,070,186

Operating income	744,281	745,396	659,560

Interest expense	(40,995)	(27,828)	(24,902)
Interest income	6,999	13,561	6,708
Realized gain from sale of investments	—	86,822	—

Income from continuing operations before income taxes	710,285	817,951	641,366

Income tax provision	267,060	306,594	246,468

Income from continuing operations	443,225	511,357	394,898

Income (loss) from discontinued operations, net of income taxes	6,689	5,081	(17,256)

Net income	$449,914	$516,438	$377,642

Net income (loss) per share—basic:
Continuing operations	$2.53	$2.71	$2.03
Discontinued operations	0.04	0.03	(0.09)

Total	$2.57	$2.74	$1.94

Net income (loss) per share—diluted:
Continuing operations	$2.50	$2.68	$2.00
Discontinued operations	0.04	0.03	(0.09)

Total	$2.53	$2.70	$1.91

Shares used in computing net income (loss) per share:
Basic	174,989	188,807	194,981
Diluted	177,529	190,967	197,287

See accompanying notes.

FISERV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands December 31,	2006	2005
ASSETS
Cash and cash equivalents	$185,328	$184,471
Trade accounts receivable, less allowance for doubtful accounts	601,226	516,802
Prepaid expenses and other assets	176,236	142,382
Investments	2,019,197	2,126,538
Property and equipment, net	248,040	226,013
Intangible assets, net	614,818	593,808
Goodwill	2,363,078	2,249,502

Total assets	$6,207,923	$6,039,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$229,025	$194,409
Accrued expenses	374,978	388,251
Accrued income taxes	9,365	4,266
Deferred revenues	263,236	240,105
Customer funds held and retirement account deposits	1,986,315	1,985,368
Deferred income taxes	172,126	165,992
Long-term debt	747,256	595,385

Total liabilities	3,782,301	3,573,776

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 25,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 197,791,218 and 197,507,892 shares issued	1,978	1,975
Additional paid-in capital	700,103	693,715
Accumulated other comprehensive income (loss)	(131)	1,321
Accumulated earnings	2,886,891	2,436,977
Treasury stock, at cost, 26,699,943 and 15,753,675 shares	(1,163,219)	(668,248)

Total shareholders’ equity	2,425,622	2,465,740

Total liabilities and shareholders’ equity	$6,207,923	$6,039,516

See accompanying notes.

FISERV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock
(In thousands)	Shares	Amount					Shares	Amount
Balance at December 31, 2003	194,260	$1,943	$637,623		$17,345	$1,542,897	—	$—
Net income				$377,642		377,642
Foreign currency translation				634	634
Change in unrealized gains on available-for-sale investments—net of tax				3,253	3,253
Fair market value adjustment on cash flow hedges—net of tax				5,463	5,463

Comprehensive income				$386,992

Shares issued under stock plans including income tax benefits	1,680	16	41,950
Purchase of treasury stock							1,692	(64,344)

Balance at December 31, 2004	195,940	1,959	679,573		26,695	1,920,539	1,692	(64,344)
Net income				$516,438		516,438
Foreign currency translation				767	767
Change in unrealized gains on available-for-sale investments—net of tax				(228)	(228)
Reclassification adjustment for realized investment gains included in net income—net of tax				(31,902)	(31,902)
Fair market value adjustment on cash flow hedges—net of tax				5,989	5,989

Comprehensive income				$491,064

Shares issued under stock plans including income tax benefits	1,568	16	14,142				(1,171)	48,671
Purchase of treasury stock							15,233	(652,575)

Balance at December 31, 2005	197,508	1,975	693,715		1,321	2,436,977	15,754	(668,248)
Net income				$449,914		449,914
Foreign currency translation				1	1
Change in unrealized gains on available-for-sale investments—net of tax				274	274
Fair market value adjustment on cash flow hedges—net of tax				378	378

Comprehensive income				$450,567

Adjustment to adopt SFAS No. 158—net of tax					(2,105)
Share-based compensation			28,548
Shares issued under stock plans including income tax benefits	283	3	(22,160)				(1,747)	74,671
Purchase of treasury stock							12,693	(569,642)

Balance at December 31, 2006	197,791	$1,978	$700,103		$(131)	$2,886,891	26,700	$(1,163,219)

See accompanying notes.

FISERV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands Years ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net income	$449,914	$516,438	$377,642
Adjustment for discontinued operations	(6,689)	(5,081)	17,256
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Realized gain from sale of investments	—	(86,822)	—
Deferred income taxes	13,660	19,183	23,022
Share-based compensation	28,548	4,045	655
Excess tax benefit from exercise of options	(11,198)	—	—
Depreciation and amortization	199,106	179,179	185,363
Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
Trade accounts receivable	(59,464)	(69,961)	(18,377)
Prepaid expenses and other assets	(14,342)	(12,996)	(5,318)
Trade accounts payable and accrued expenses	(836)	45,181	54,445
Deferred revenues	13,241	14,389	17,826
Accrued income taxes	23,022	(2,388)	46,524

Net cash provided by operating activities from continuing operations	634,962	601,167	699,038

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(187,488)	(164,951)	(161,093)
Payments for acquisitions of businesses, net of cash acquired	(186,692)	(509,630)	(64,896)
Proceeds from sale of businesses, net of expenses paid	5,648	282,236	—
Cash distribution received from discontinued operations prior to sale	—	68,000	—
Investments	107,444	(104,810)	(139,258)

Net cash used in investing activities from continuing operations	(261,088)	(429,155)	(365,247)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(100,000)	—
Proceeds from long-term debt	154,625	129,580	17,303
Repayments of long-term debt	(15,953)	(39,744)	(210,243)
Issuance of common stock and treasury stock	36,277	28,084	30,011
Purchases of treasury stock	(560,111)	(652,575)	(64,344)
Excess tax benefit from exercise of options	11,198	—	—
Customer funds held and retirement account deposits	947	130,987	246,941

Net cash (used in) provided by financing activities from continuing operations	(373,017)	(503,668)	19,668

Change in cash and cash equivalents	857	(331,656)	353,459
Beginning balance	184,471	516,127	162,668

Ending balance	$185,328	$184,471	$516,127

Discontinued Operations Cash Flow Information:
Net cash (used in) provided by operating activities	$—	$(6,306)	$89,659
Net cash used in investing activities	—	(36,749)	(64,910)
Net cash provided by (used in) financing activities	—	39,600	(29,000)

Net cash used in discontinued operations	—	(3,455)	(4,251)
Cash and cash equivalents—sold	—	(32,394)	—
Beginning balance—discontinued operations	—	35,849	40,100

Ending balance—discontinued operations	$—	$—	$35,849

See accompanying notes.

Notes to Consolidated Financial Statements

For the years ended December 31, 2006, 2005 and 2004

1. Summary of Significant Accounting Policies

Description of the Business

Fiserv, Inc. and its subsidiaries (collectively, the “Company”) provide integrated information management systems and services, including transaction processing, business process outsourcing, document distribution services, and software and systems solutions. The Company’s operations are primarily in the United States and consist of three business segments: Financial Institution Services; Insurance Services; and Investment Support Services. The Financial Institution Services segment provides account and transaction processing systems and services to financial institutions and other financial intermediaries. The Insurance Services segment provides a wide range of services to insurance carriers, agents, distributors, third-party administrators, and self-insured employers. The Investment Support Services segment provides administrative, custodial and processing services to individual investors, retirement plan and pension administrators, financial planners and investment advisors.

Principles of Consolidation

The consolidated financial statements include the accounts of Fiserv, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Fair Values

The fair values of cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and customer funds held and retirement account deposits approximate the carrying values due to the short period of time to maturity. The fair value of investments is determined based on quoted market prices. The fair value of long-term debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rates or dealer quotes and the fair value of derivative instruments is determined based on dealer quotes.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. The recognition provisions of SFAS 158 became effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects that the adoption of FIN 48 will not have a material impact on its financial statements.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 157 will have on its financial statements.

Reclassifications

During 2006, the Company revised the classification of accounts receivable and accounts payable within the consolidated balance sheets such that trade accounts receivable and trade accounts payable are reported separately. Assets and liabilities that do not pertain to trade accounts receivable or trade accounts payable have been reclassified to prepaid expenses and other assets, accrued expenses or customer funds held and retirement account deposits. Amounts reported in prior periods have been reclassified to conform with the current presentation.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS Nos. 133, 137, and 149 related to “Accounting for Derivative Instruments and Hedging Activities.” Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the hedge is effective, there is an offsetting adjustment to the basis of the item being hedged. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) and recognized in the consolidated statements of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of hedges are recognized in earnings.

The Company’s existing fair value and cash flow hedges have been effective. As a result, there is no current impact on earnings due to hedge ineffectiveness. The Company’s policy is to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.

Revenue Recognition

Processing and services revenues are primarily derived from account and transaction-based fees for data processing, related consulting services, software maintenance fees and administration fees on investment accounts and are recognized as the related services are provided. Revenues from investment support services include net investment income of $79.5 million, $81.2 million and $74.1 million in 2006, 2005 and 2004, respectively. Software maintenance fee revenues for ongoing customer support are recognized ratably over the term of the related support period, generally 12 months. Deferred revenues consist primarily of advance billings for services and are recognized as revenue when the services are provided.

Product revenues are primarily derived from the Company’s pharmacy businesses, software license sales and integrated print and electronic communications. Product revenues from pharmacy network contracts where the Company is the principal are recognized on a gross basis at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, excluding the portion of the price to be settled directly by the member (co-payment), plus administrative fees. Responsibilities under client contracts to adjudicate member claims properly and to separate contractual pricing relationships and responsibilities among the pharmacies in the networks and interaction with members, among other factors, qualify the Company as the principal under the indicators set forth in Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” in the majority of transactions with clients. The Company also recognizes product revenues, such as software license sales, when written contracts are signed, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

The Company includes customer reimbursements, such as postage and telecommunication costs, in processing and services revenue, product revenue, cost of processing and services, and cost of product in accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” These costs, which are pass-through expenses to clients and included in both revenues and expenses, were $416.1 million, $351.0 million and $379.2 million in 2006, 2005 and 2004, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of: salaries, wages and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; and other selling and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less.

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $37.4 million and $33.5 million at December 31, 2006 and 2005, respectively.

Investments

The following summarizes the Company’s investments at December 31:

2006 (In thousands)	Amortized / Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Mortgage-backed obligations	$1,620,413	$984	$(54,377)	$1,567,020	$1,620,413
Corporate debt obligations	16,478	829	—	17,307	16,478
Other fixed income obligations	81	—	—	81	81

Total held-to-maturity investments	1,636,972	1,813	(54,377)	1,584,408	1,636,972
Available-for-sale investments	7,554	369	—	7,923	7,923
Money market mutual funds	247,555	—	—	247,555	247,555
Repurchase agreements	125,000	—	—	125,000	125,000
Other investments	1,747	—	—	1,747	1,747

Total	$2,018,828	$2,182	$(54,377)	$1,966,633	$2,019,197

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

2005 (In thousands)	Amortized / Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Mortgage-backed obligations	$1,845,019	$2,713	$(50,614)	$1,797,118	$1,845,019
Corporate debt obligations	16,255	1,365	—	17,620	16,255
Other fixed income obligations	492	1	—	493	492

Total held-to-maturity investments	1,861,766	4,079	(50,614)	1,815,231	1,861,766
Available-for-sale investments	14,590	54	—	14,644	14,644
Money market mutual funds	148,607	—	—	148,607	148,607
Repurchase agreements	100,000	—	—	100,000	100,000
Other investments	1,521	—	—	1,521	1,521

Total	$2,126,484	$4,133	$(50,614)	$2,080,003	$2,126,538

The Company’s Investment Support Services subsidiaries accept money market deposits from customers and invest the funds in securities. Such amounts due to customers represent the primary source of funds for the Company’s investment securities and amounted to $1.9 billion as of December 31, 2006 and 2005.

The Company’s mortgage-backed obligations consist primarily of GNMA, FNMA and FHLMC mortgage-backed pass-through securities and collateralized mortgage obligations rated AAA by Standard and Poor’s. Mortgage-backed obligations may contain prepayment risk; however, the Company has never experienced a default on these types of securities. Substantially all of the Investment Support Services subsidiaries’ investments are rated AAA or equivalent, except for certain corporate debt obligations which are classified as investment grade. Investments in mortgage-backed obligations and certain fixed income obligations had an average duration of approximately three years and eleven months at December 31, 2006. These investments are accounted for as held-to-maturity and are carried at amortized cost because the Company has the ability and intent to hold these investments to maturity. Market changes in interest rates can result in fluctuations in the market price of securities resulting in temporary unrealized gains and losses. Gross unrealized losses at December 31, 2006, which total $54.4 million, are due primarily to fluctuations in interest rates. The Company has determined that no other than temporary impairments existed at December 31, 2006 related to the investments in mortgage-backed obligations.

Available-for-sale investments are carried at market value, based upon quoted market prices. Unrealized gains or losses on available-for-sale investments are accumulated in shareholders’ equity as accumulated other comprehensive income (loss), net of related deferred income taxes. During 2005, the Company sold its remaining 3.2 million shares of common stock of Bisys Group, Inc., realizing a pre-tax gain of $43.5 million, and its investment in INTRIA Items, Inc., realizing a pre-tax gain of $43.4 million. Realized gains or losses are computed based on specific identification of the investments sold, based on the trade date.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In thousands)	Estimated Useful Lives	2006	2005
Data processing equipment	3 to 5 years	$422,022	$389,989
Buildings and leasehold improvements	5 to 40 years	134,440	126,269
Furniture and equipment	3 to 10 years	140,984	131,424

		697,446	647,682
Less accumulated depreciation and amortization		449,406	421,669

Total		$248,040	$226,013

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

Intangible Assets

Intangible assets consisted of the following at December 31:

2006 (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Software development costs for external customers	$631,219	$442,021	$189,198
Purchased software	281,668	196,019	85,649
Customer base	403,486	126,123	277,363
Trade names	60,544	1,386	59,158
Other	8,486	5,036	3,450

Total	$1,385,403	$770,585	$614,818

2005 (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Software development costs for external customers	$565,558	$394,340	$171,218
Purchased software	254,244	163,901	90,343
Customer base	374,830	104,490	270,340
Trade names	57,744	—	57,744
Other	8,486	4,323	4,163

Total	$1,260,862	$667,054	$593,808

Software development costs for external customers include internally generated computer software for external customers and software acquired in conjunction with acquisitions of businesses. The Company capitalizes certain costs incurred to develop new software or enhance existing software which is marketed externally or utilized by the Company to process customer transactions. Costs are capitalized commencing when the technological feasibility of the software has been established. Routine maintenance of software products, design costs and development costs incurred prior to establishment of a product’s technological feasibility are expensed as incurred. Amortization of all software is computed on a straight-line basis over the expected useful life of the product, generally three to five years.

Gross software development costs for external customers capitalized for new products and enhancements to existing products totaled $60.7 million, $50.0 million and $47.8 million in 2006, 2005 and 2004, respectively. Amortization of previously capitalized development costs was $47.6 million, $48.7 million and $60.2 million in 2006, 2005 and 2004, respectively.

Customer base intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally five to 20 years. Trade names determined to have finite useful lives are amortized over their useful lives, generally ten years, and trade names determined to have indefinite lives are not amortized in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Other intangible assets consist primarily of non-compete agreements, which are amortized over the term of the underlying agreement.

Amortization expense for intangible assets was $113.7 million, $104.8 million and $110.5 million in 2006, 2005 and 2004, respectively. Aggregate amortization expense with respect to existing intangible assets with finite lives resulting from acquisitions of businesses, excluding purchased software amortization, is estimated to approximate $35 million annually.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

Goodwill

The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired is recorded as goodwill. The Company reviews, on an annual basis, or more frequently if circumstances indicate possible impairment, the carrying value of goodwill by comparing reporting unit carrying values to estimated fair values. Based on the Company’s annual impairment assessment in the fourth quarter of 2006, no impairment currently exists. The changes in goodwill by business segment during 2006 and 2005 were as follows:

(In thousands)	Financial Institution Services	Insurance Services	Investment Support Services	Total
Balance, December 31, 2004	$1,150,330	$707,424	$1,593	$1,859,347
Goodwill additions	352,593	37,562	—	390,155

Balance, December 31, 2005	1,502,923	744,986	1,593	2,249,502
Goodwill additions	19,778	93,798	—	113,576

Balance, December 31, 2006	$1,522,701	$838,784	$1,593	$2,363,078

Impairment of Long-Lived Assets

The Company assesses the likelihood of recovering the cost of long-lived assets based on current and projected operating results and cash flows of the related business operations using undiscounted cash flow analyses. These factors, along with management’s plans with respect to operations, are considered whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in assessing the recoverability of property and equipment and intangible assets subject to amortization. Measurement of any impairment loss is based on estimated fair value.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance, if necessary, is recorded against deferred tax assets for which utilization of the asset is not likely.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following at December 31:

(In thousands)	2006	2005
Unrealized gains (losses) on investments, net of tax	$229	$(45)
Fair market value adjustment on cash flow hedges, net of tax	694	316
Foreign currency translation adjustments	1,051	1,050
Unrecognized pension losses, net of tax	(2,105)	—

Total	$(131)	$1,321

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

Shareholder Rights Plan

The Company has a shareholder rights plan. Under this plan, each shareholder holds one preferred stock purchase right for each outstanding share of the Company’s common stock held. The stock purchase rights are not exercisable until certain events occur.

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the periods. Common stock equivalents consist of stock options and restricted stock and are computed using the treasury stock method. For the years ended December 31, 2006, 2005 and 2004, the Company excluded 1.0 million, 0.1 million and 4.1 million weighted-average shares for stock options, respectively, from the calculation of common stock equivalents as their impact was anti-dilutive.

The computation of the number of shares used in calculating basic and diluted net income per common share is as follows:

(In thousands)	2006	2005	2004
Weighted-average common shares outstanding used for the calculation of net income per share—basic	174,989	188,807	194,981
Common stock equivalents	2,540	2,160	2,306

Total shares used for the calculation of net income per share—diluted	177,529	190,967	197,287

Discontinued Operations

On March 24, 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. (“Fidelity”) for $344.9 million paid in cash at closing, subject to certain post-closing adjustments. Prior to completion of the sale, the securities clearing businesses paid a $68.0 million cash distribution to the Company. The sales proceeds, net of related expenses, including taxes that became due upon the sale of the securities clearing businesses, approximated the Company’s carrying value of its investment. During 2005, the Company recorded $0.03 per share of diluted earnings in discontinued operations primarily as a result of favorable resolutions of income tax uncertainties. In 2006, the Company finalized and recognized a $10.6 million pre-tax gain related to a contingent payment that it received from Fidelity based on the securities clearing businesses’ achievement of revenue targets established in the stock purchase agreement.

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

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

The Company’s securities clearing businesses are excluded from reported total revenues, total expenses and operating cash flows and have been reported as discontinued operations for all periods presented. Summarized financial information for discontinued operations included in the consolidated financial statements for the years ended December 31 was as follows:

(In thousands)	2006	2005	2004
Total revenues	$—	$26,391	$115,457
Total expenses	—	26,809	132,820

Operating loss before income tax benefit	—	(418)	(17,363)
Income tax benefit	—	5,862	107
Gain (loss) on sale of businesses, net of income taxes of $3,900 in 2006 and $48,670 in 2005	6,689	(363)	—

Income (loss) from discontinued operations, net of tax	$6,689	$5,081	$(17,256)

The Company reports its cash flows from continuing operations separate from cash flows from discontinued operations within its consolidated statements of cash flows. In 2005, discontinued operations cash flows include a $68.0 million cash distribution that the securities clearing businesses made to the Company prior to completion of the sale.

Supplemental Cash Flow Information

(In thousands)	2006	2005	2004
Interest paid	$41,704	$26,696	$25,495
Income taxes paid (including discontinued operations)	234,949	335,601	177,017
Liabilities assumed in acquisitions of businesses	32,249	39,478	10,507

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

2. Acquisitions

During 2006, 2005 and 2004, the Company completed the following acquisitions of businesses. The results of operations of these acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition.

Company	Month Acquired	Service	Consideration

2006:
CareGain, Inc.	Jan.	Health plan management	Cash for stock
P2P Link, LLC	Jan.	Health plan management	Cash for stock
Wolters Kluwer’s CT Insurance Services and Financial Training businesses	Feb.	Insurance/securities training	Cash for assets
Insurance Wholesalers, Inc.	June	Insurance services	Cash for stock
Jerome Group, LLC	July	Printing services	Cash for stock
InsureWorx, Inc.	Sept.	Insurance software systems	Cash for stock
Innovative Cost Solutions, LLC	Oct.	Health plan management	Cash for stock

2005:
Del Mar Datatrac, Inc.	Mar.	Lending services	Cash for stock
Emergis, Inc.’s eLending U.S. business	May	Lending services	Cash for assets
Interactive Technologies, Inc.	June	Software and services	Cash for stock
Administrative Services Group, Inc.	June	Health plan management	Cash for stock
J.W. Hutton, Inc.	Aug.	Health plan management	Cash for stock
BillMatrix Corporation	Aug.	Data processing	Cash for stock
VerticalPoint, Inc.	Aug.	Insurance software systems	Cash for stock
Xcipio, Inc.	Nov.	Insurance software systems	Cash for assets

2004:
RegEd, Inc.	Jan.	Insurance/securities training	Cash for stock
Pharmacy Fulfillment, Inc.	Aug.	Health plan management	Cash for stock
Results International Systems, Inc.	Aug.	Insurance data processing	Cash for stock
CheckAGAIN, LLC	Oct.	Item processing	Cash for assets

During 2006, 2005 and 2004, the Company completed seven, eight and four acquisitions, respectively. Net cash paid for these acquisitions was $168.8 million, $440.3 million and $35.7 million, respectively, subject to certain adjustments. Amounts allocated to goodwill and intangible assets are based on preliminary estimates and are subject to final adjustment. Pro forma information for 2006 is not provided because the 2006 acquisitions did not have a material effect on the Company’s results of operations.

The Company may be required to pay additional cash consideration for prior acquisitions if certain previously acquired entities achieve specific operating income targets. Accordingly, the Company has recorded a liability of $23 million at December 31, 2006 for estimated additional cash consideration which may be paid. During 2006, as a result of previously acquired entities achieving their operating income targets, the Company paid additional cash consideration of $17.9 million which was treated as additional purchase price.

3. Long-Term Debt

The Company maintains a $500 million unsecured commercial paper program, which is exempt from registration under the Securities Act of 1933. Under the program, the Company may issue commercial paper with maturities of up to 397 days from the date of issuance. The Company also maintains a $900 million unsecured revolving credit facility with a syndicate of banks. The Company may increase the availability under this facility up to $1.25 billion at the Company’s discretion, subject to certain conditions, including the absence of any

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

default under the credit agreement. The revolving credit facility supports 100% of the outstanding commercial paper. As a result, borrowings under the commercial paper program reduce the availability under the revolving credit facility.

The Company had $451.8 million and $308.2 million of outstanding indebtedness under credit and commercial paper facilities at December 31, 2006 and 2005, respectively. The weighted-average variable interest rate on these borrowings was 5.5% at December 31, 2006. There were no significant commitment fees or compensating balance requirements under these facilities. The revolving credit facility contains various restrictions and covenants applicable to the Company and certain of its subsidiaries. Among other requirements, the Company must limit its consolidated indebtedness to no more than three and one-half times the Company’s consolidated net earnings before interest, taxes, depreciation and amortization. The revolving credit facility expires on March 24, 2011. The Company was in compliance with all debt covenants throughout 2006.

The Company maintained cash flow interest rate swap agreements to fix the interest rates on certain floating-rate debt at a rate of approximately 4.8% at December 31, 2006 (based on current bank fees and spreads) for a notional amount of $150 million until December 2008. The estimated fair values of the Company’s cash flow hedges are $1.1 million and $0.5 million as of December 31, 2006 and 2005, respectively, and are included in the accompanying consolidated balance sheets in prepaid expenses and other assets and as a component of accumulated other comprehensive income, net of deferred taxes.

In addition, the Company had fixed-to-floating interest rate swap agreements on the $150 million 4% senior notes due April 2008, with a variable interest rate of approximately 6.2% at December 31, 2006. The estimated fair values of these fair value hedges are $4.6 million and $5.5 million as of December 31, 2006 and 2005, respectively, and are included in the accompanying consolidated balance sheets in accrued expenses and long-term debt.

The carrying value and estimated fair values of the Company’s long-term debt were as follows at December 31:

	2006		2005
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Bank notes and commercial paper, at short-term rates	$451,753	$451,753	$308,182	$308,182
3.0% senior notes payable, due 2008	99,967	96,250	99,945	94,375
4.0% senior notes payable, due 2008	145,412	146,813	144,400	144,000
Other long-term borrowings	50,124	50,017	42,858	42,516

Total long-term debt	$747,256	$744,833	$595,385	$589,073

Annual principal payments required under the terms of the long-term debt agreements were as follows at December 31, 2006:

(In thousands) Years ending December 31,
2007	$5,426
2008	283,065
2009	5,663
2010	861
2011	452,241

Total	$747,256

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

4. Income Taxes

A reconciliation of recorded income tax expense from continuing operations with income tax computed at the statutory federal tax rates is as follows:

(In thousands)	2006	2005	2004
Statutory federal tax rate	35%	35%	35%
Tax computed at statutory rate	$248,600	$286,283	$224,478
State income taxes, net of federal effect	22,695	25,863	22,983
Foreign tax credit carryover	—	—	(2,431)
Other—net	(4,235)	(5,552)	1,438

Income tax provision	$267,060	$306,594	$246,468

The provision for income taxes from continuing operations was as follows:

(In thousands)	2006	2005	2004
Current:
Federal	$219,551	$235,966	$181,981
State	29,930	36,093	34,148
Foreign	3,919	15,352	7,317

	253,400	287,411	223,446

Deferred:
Federal	19,278	20,994	22,894
State	525	409	1,134
Foreign	(6,143)	(2,220)	(1,006)

	13,660	19,183	23,022

Income tax provision	$267,060	$306,594	$246,468

Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2006	2005
Allowance for doubtful accounts	$12,449	$11,675
Purchased incomplete software technology	13,787	17,990
Accrued expenses not currently deductible	27,806	30,976
Share-based compensation	9,493	—
Net operating loss carryforwards	14,027	5,437
Other	12,747	9,133

Total deferred tax assets	90,309	75,211

Prepaid expenses	(8,231)	(8,059)
Software development costs for external customers	(52,458)	(44,812)
Excess of tax over book depreciation	(15,932)	(20,101)
Excess of tax over book amortization	(170,159)	(148,876)
Other	(15,655)	(19,355)

Total deferred tax liabilities	(262,435)	(241,203)

Total	$(172,126)	$(165,992)

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

At December 31, 2006, the Company had federal net operating loss carry-forwards of $8.6 million, with expiration dates ranging from 2022 through 2025, state net operating loss carry-forwards of $77.1 million, with expiration dates ranging from 2007 through 2026, and foreign net operating loss carry-forwards of $25.1 million which do not expire.

5. Employee Stock and Savings Plans

Stock Plans

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method. Accordingly, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service had not been rendered (such as unvested options) that were outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of share-based compensation awards in cost of processing and services and selling, general and administrative expense in the consolidated statements of income on a straight-line basis over the vesting period.

The Company’s share-based compensation primarily consists of the following:

Stock Options—The Company generally grants stock options to employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant. Stock options are typically granted in the first quarter of the year, generally vest 20% on the date of grant and 20% each year thereafter, and expire 10 years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period of the stock option award.

Restricted Stock—The Company awards shares of stock to employees and directors that are restricted. During the period of restriction, the holder of restricted stock has voting rights and is entitled to receive all distributions, including dividends, paid with respect to the stock. The Company recognizes compensation expense relating to the issuance of restricted stock based on the market price on the date of award over the period during which the restrictions lapse, which is generally four years from the date of grant.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan that allows eligible employees to purchase a limited number of shares of common stock each quarter through payroll deductions at 85% of the closing price of the Company’s common stock on the last business day of each calendar quarter. Compensation expense related to the 15% discount under the employee stock purchase plan is recognized on the purchase date.

Share-based compensation expense was $28.5 million ($21.3 million in selling, general and administrative expenses and $7.2 million in cost of processing and services) and $4.0 million (in selling, general and administrative expenses) during 2006 and 2005, respectively. The income tax benefits related to share-based compensation totaled $9.5 million and $1.5 million in 2006 and 2005, respectively. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of estimated forfeitures, was approximately $30 million.

Prior to January 1, 2006, the Company accounted for its stock options, restricted stock and employee stock purchase plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the difference between the quoted market price on the date of grant and the contractual purchase price of shares was recognized as compensation

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

expense over the vesting period on a straight-line basis. The Company did not recognize compensation expense in its consolidated financial statements for stock options because the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant, or with respect to the employee stock purchase plan because the plan’s discount did not exceed 15%.

The following table illustrates the effect on net income and net income per share in 2005 and 2004 had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to the adoption of SFAS 123R:

(In thousands, except per share data)	2005	2004
Net income:
As reported	$516,438	$377,642
Add: reported share-based compensation expense—net of tax	2,500	405
Less: fair value share-based compensation expense—net of tax	(23,380)	(18,405)

Pro forma	$495,558	$359,642

Reported net income per share:
Basic	$2.74	$1.94
Diluted	2.70	1.91

Pro forma net income per share:
Basic	$2.62	$1.84
Diluted	2.59	1.82

The weighted-average estimated fair value of stock options granted during 2006, 2005 and 2004 was $13.46, $14.46 and $13.56 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2006	2005	2004
Expected life (in years)	5.0	5.4	5.5
Average risk-free interest rate	4.7%	3.9%	3.1%
Expected volatility	30.5%	32.2%	33.6%
Expected dividend yield	0%	0%	0%

The Company determined the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility is determined using a weighted-average of implied market volatility combined with historical volatility. The Company determined that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2003	11,589	$24.21
Granted	1,282	38.19
Forfeited	(188)	36.19
Exercised	(1,123)	12.42

Outstanding, December 31, 2004	11,560	$26.71	5.4	$155,829
Granted	1,789	39.45
Forfeited	(192)	36.82
Exercised	(3,043)	17.08

Outstanding, December 31, 2005	10,114	$31.67	5.9	$117,322
Granted	1,599	41.13
Forfeited	(174)	37.15
Exercised	(1,839)	23.54

Outstanding, December 31, 2006	9,700	$34.67	6.0	$172,175

Exercisable, December 31, 2006	6,961	$32.77	5.1	$136,784

The table below presents additional information related to stock option activity:

(In thousands)	2006	2005	2004
Total intrinsic value of stock options exercised	$43,522	$80,296	$29,339
Cash received from stock option exercises	21,687	30,706	12,707
Gross income tax benefit from the exercise of stock options	15,889	30,296	11,002

A summary of restricted stock activity is as follows:

	Shares (In thousands)	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Restricted stock balance, December 31, 2005	84	$43.35
Granted	311	40.56
Forfeited	(18)	41.11
Restrictions lapsed	(13)	40.48

Restricted stock balance, December 31, 2006	364	$41.18	1.6	$19,081

At December 31, 2006, options to purchase 2.6 million shares were available for grant under the Fiserv, Inc. Stock Option and Restricted Stock Plan.

During each of the years ended December 31, 2006, 2005 and 2004, 0.6 million shares were issued under the employee stock purchase plan. As of January 1, 2007, there were 1.0 million shares available for issuance under the plan.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

Employee Savings Plans

The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries, subject to certain limitations. The Company makes matching contributions, subject to certain limitations, and makes discretionary contributions based upon the attainment of certain profit goals. Company contributions vest over the first five years of each employee’s service. Company contributions charged to operations under these plans approximated $55.2 million, $53.8 million and $45.6 million in 2006, 2005 and 2004, respectively.

6. Leases, Other Commitments and Contingencies

Leases

The Company leases certain office facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows as of December 31, 2006:

(In thousands) Years Ending December 31,
2007	$97,657
2008	81,384
2009	65,292
2010	51,450
2011	40,114
Thereafter	57,481

Total	$393,378

Rent expense for all operating leases was approximately $117.5 million, $113.8 million and $115.6 million during 2006, 2005 and 2004, respectively.

Other Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries are named as defendants in various lawsuits in which claims are asserted against the Company. Other than as described below, in the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the consolidated financial statements of the Company.

In February 2007, a class was certified by the United States District Court for the Central District of California in a lawsuit that was filed in 2005 against the Fiserv Trust Company (“Fiserv Trust”). The suit alleges that Fiserv Trust, which serves as a custodian and administrator of investment accounts, knew or should have known that third parties were perpetrating an alleged Ponzi scheme and that it breached its contractual and common law duties and aided and abetted the scheme by not advising the plaintiffs to avoid investing in the alleged scheme. The lawsuit was brought on behalf of a class of investors who maintained self-directed individual retirement accounts administered by Fiserv Trust and others who invested in the alleged scheme, including investors that were never customers of Fiserv Trust, and seeks compensatory damages of $120 million and punitive damages. Fiserv Trust has filed a petition for permission to appeal the class certification order. There is a related action in California Superior Court in San Diego, California seeking compensatory damages of $7 million and punitive damages. The Company believes that the suits are without merit and intends to contest them vigorously. Nevertheless, the Company is unable to estimate or predict the ultimate outcome of these matters or to determine whether these matters will have a

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

material adverse impact on the Investment Support Services segment results or the Company’s consolidated financial statements. Accordingly, no amounts have been accrued in the consolidated financial statements for these matters.

The Company’s Investment Support Services subsidiaries had fiduciary responsibility for the administration of approximately $46 billion in trust funds as of December 31, 2006. The Company is also the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow and account servicing files. The balances in these custodial accounts of $113 million and $420 million at December 31, 2006 and 2005, respectively, are not included in the consolidated financial statements. The decrease in 2006 primarily relates to government funds which were paid out in 2006 by the Company’s flood insurance claim processing business.

The Company had purchase obligations, primarily related to agreements to purchase or license data processing equipment and software, of approximately $43 million at December 31, 2006.

7. Business Segment Information

The Company provides integrated information management systems and services, including transaction processing, business processing outsourcing, document distribution services, and software and systems solutions. In connection with organizational changes in 2006, the Company reclassified its reportable segments for all periods presented to align them with how the chief operating decision maker of the Company currently manages the business. As a result, the Company’s continuing operations are classified into three business segments: Financial Institution Services (“Financial”); Insurance Services (“Insurance”); and Investment Support Services (“Investment”). The historical business segment information presented below and elsewhere in these consolidated financial statements has been restated to conform to the Company’s new business segment reporting structure. Summarized financial information by business segment is as follows:

(In thousands)	Financial	Insurance	Investment	Total
2006
Processing and services revenue	$2,272,675	$616,665	$137,120	$3,026,460
Product revenue	604,755	912,936	—	1,517,691

Total revenues	2,877,430	1,529,601	137,120	4,544,151
Operating income	564,974	154,263	25,044	744,281
Identifiable assets	2,760,919	1,297,925	2,107,379	6,166,223
Capital expenditures	146,006	33,747	7,735	187,488
Depreciation and amortization expense	157,352	30,881	10,873	199,106

2005
Processing and services revenue	$2,158,942	$598,202	$134,408	$2,891,552
Product revenue	491,088	676,838	—	1,167,926

Total revenues	2,650,030	1,275,040	134,408	4,059,478
Operating income	581,128	139,233	25,035	745,396
Identifiable assets	2,768,844	1,037,600	2,196,997	6,003,441
Capital expenditures	129,971	24,792	10,188	164,951
Depreciation and amortization expense	140,800	26,630	11,749	179,179

2004
Processing and services revenue	$2,004,554	$609,642	$125,536	$2,739,732
Product revenue	446,889	543,125	—	990,014

Total revenues	2,451,443	1,152,767	125,536	3,729,746
Operating income	514,139	124,871	20,550	659,560
Identifiable assets	2,249,710	948,688	2,142,773	5,341,171
Capital expenditures	137,077	18,710	5,306	161,093
Depreciation and amortization expense	145,621	25,637	14,105	185,363

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2006, 2005 and 2004

A reconciliation of reportable segment identifiable asset amounts to the Company’s consolidated balance sheets is as follows at December 31:

(In thousands)	2006	2005
Reportable segments	$6,166,223	$6,003,441
Corporate	41,700	36,075

Total assets	$6,207,923	$6,039,516

Revenues to customers outside the United States comprised approximately 3%, 4% and 3% of total revenues in 2006, 2005 and 2004, respectively. No single customer accounted for more than 3% of total revenues in 2006 and 2005 or 2% in 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiserv, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 5 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 20, 2007

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b)	Management Report On Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, our management believes that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued their attestation report on our assessment of our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting

There was no change in internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

Our independent registered public accounting firm, Deloitte & Touche LLP, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report concurring with management’s assessment, which report is set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Fiserv, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 20, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule (which report includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on January 1, 2006, as described in Note 5).

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 20, 2007

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning our executive officers included in this report under the caption “Executive Officers of the Registrant” beginning on page 15 and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “Continuing Directors,” “Nominating and Corporate Governance Committee—Nominations of Directors,” “Shareholder Proposals for the 2008 Annual Meeting,” “Audit Committee—Membership and Responsibilities,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

Our board of directors has adopted a Code of Conduct that applies to all of our directors and employees, including our chief executive officer, chief financial officer, corporate controller and other persons performing similar functions. We have posted a copy of our Code of Conduct on the “Corporate Governance” section of our website at www.fiserv.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “Corporate Governance” section of our website at www.fiserv.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at December 31, 2006,” “Option Exercises and Stock Vested,” “Compensation of Directors,” and “Potential Payments Upon Termination or Change in Control” in our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information set forth under the captions “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance—Director Independence” and “Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons” in our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Audit Fees” in our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statement Schedule

The following financial statement schedule is included in this Annual Report on Form 10-K:

Page
Schedule II—Valuation and Qualifying Accounts	58

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2007.

FISERV, INC.

By:	/S/ JEFFERY W. YABUKI
Jeffery W. Yabuki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2007.

Name	Capacity

/S/ DONALD F. DILLON Donald F. Dillon	Chairman of the Board

/S/ JEFFERY W. YABUKI Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS J. HIRSCH Thomas J. Hirsch	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

/S/ KENNETH R. JENSEN Kenneth R. Jensen	Director

/S/ DANIEL P. KEARNEY Daniel P. Kearney	Director

/S/ GERALD J. LEVY Gerald J. Levy	Director

/S/ GLENN M. RENWICK Glenn M. Renwick	Director

/S/ KIM M. ROBAK Kim M. Robak	Director

/S/ L. WILLIAM SEIDMAN L. William Seidman	Director

/S/ THOMAS C. WERTHEIMER Thomas C. Wertheimer	Director

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Year Ended December 31,	Beginning Balance	Charged to Expense	Write-offs	Acquired Allowance	Ending Balance
2006	$33,545,000	$32,289,000	$(29,427,000)	$1,000,000	$37,407,000
2005	29,521,000	34,734,000	(30,855,000)	144,000	33,545,000
2004	25,884,000	20,592,000	(19,357,000)	2,402,000	29,521,000

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation, as amended (1)

3.2	Articles of Amendment to Restated Articles of Incorporation (2)

3.3	Bylaws, as amended and restated (3)

4.1	Shareholder Rights Agreement (4)

4.2	First Amendment to the Shareholder Rights Agreement (5)

4.3	Second Amendment to the Shareholder Rights Agreement (6)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (7)*

10.2	Fiserv, Inc. Executive Incentive Compensation Plan, as amended and restated (7)*

10.3	Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and Norman Balthasar (8)*

10.4	Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of James Cox, Michael Gantt, Rahul Gupta, Thomas Hirsch, Thomas A. Neill, Charles Sprague and Thomas Warsop (8)*

10.5	Fiserv Inc. Fee Schedule for Non-employee Directors (9)*

10.6	Form of Director Restricted Stock Agreement under the Fiserv, Inc. Stock Option and Restricted Stock Plan (10)*

10.7	Form of Employee Non-Qualified Stock Option Agreement for Employee Directors under the Stock Option and Restricted Stock Plan (10)*

10.8	Form of Employee Non-Qualified Stock Option Agreement for Outside Directors under the Stock Option and Restricted Stock Plan (10)*

10.9	Form of Employee Non-Qualified Stock Option Agreement for Senior Management under the Stock Option and Restricted Stock Plan (11)*

10.10	Form of Employee Restricted Stock Agreement under the Fiserv, Inc. Stock Option and Restricted Stock Plan (11)*

10.11	Employment Agreement, dated November 21, 2006, between Fiserv, Inc. and Rahul Gupta*

10.12	Employment Agreement, dated November 21, 2006, between Fiserv, Inc. and Thomas Warsop*

10.13	Employment Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (12)*

10.14	Employee Non-Qualified Stock Option Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (12)*

10.15	Employee Non-Qualified Stock Option Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (12)*

10.16	Employee Restricted Stock Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (12)*

10.17	Amendment to Employee Restricted Stock Agreement, dated March 30, 2006, between Fiserv, Inc. and Jeffery W. Yabuki (13)*

Exhibit Number	Exhibit Description

10.18	Key Executive Employment and Severance Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (12)*

10.19	Reserved.

10.20	Retention Agreement, dated November 7, 2005, between Fiserv, Inc. and Norman J. Balthasar (12)*

10.21	Consulting Services Agreement, dated August 1, 2006, between Fiserv, Inc. and Kenneth R. Jensen (14)*

10.22	Credit Agreement, dated March 24, 2006 (15)

21.1	Subsidiaries of Fiserv, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2000, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2004, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2004, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 1998, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 7, 2000, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2001, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2002, and incorporated herein by reference.
(9)	Previously included as Item 1.01 to the Company’s Current Report on Form 8-K filed on February 16, 2005, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2004, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2006, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 7, 2005, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2006, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 2, 2006, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 29, 2006, and incorporated herein by reference.