Form 10-Q
period 2007-03-31
FISERV INC
filed 2007-05-03
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

or

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

As of April 30, 2007, there were 168,189,951 shares of common stock, $.01 par value, of the Registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Processing and services	$779,165	$761,044
Product	440,254	335,624

Total revenues	1,219,419	1,096,668

Expenses:
Cost of processing and services	498,815	485,968
Cost of product	369,810	272,094
Selling, general and administrative	157,425	145,653

Total expenses	1,026,050	903,715

Operating income	193,369	192,953
Interest expense, net	(8,388)	(6,106)

Income before income taxes	184,981	186,847
Income tax provision	71,418	70,636

Net income	$113,563	$116,211

Net income per share:
Basic	$0.67	$0.65
Diluted	$0.66	$0.64
Shares used in computing net income per share:
Basic	170,026	179,351
Diluted	172,637	181,783

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$200,795	$185,328
Trade accounts receivable, net	598,976	601,226
Prepaid expenses and other assets	176,160	176,236
Investments	2,120,344	2,019,197
Property and equipment, net	246,033	248,040
Intangible assets, net	623,999	614,818
Goodwill	2,396,799	2,363,078

Total assets	$6,363,106	$6,207,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$223,023	$229,025
Accrued expenses	305,500	374,978
Accrued income taxes	79,763	9,365
Deferred revenues	271,950	263,236
Customer funds held and retirement account deposits	2,075,453	1,986,315
Deferred income taxes	155,768	172,126
Long-term debt	821,904	747,256

Total liabilities	3,933,361	3,782,301

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 25,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 197,919,924 and 197,791,218 shares issued	1,979	1,978
Additional paid-in capital	703,095	700,103
Accumulated other comprehensive loss	(414)	(131)
Accumulated earnings	3,000,454	2,886,891
Treasury stock, at cost, 28,703,164 and 26,699,943 shares	(1,275,369)	(1,163,219)

Total shareholders’ equity	2,429,745	2,425,622

Total liabilities and shareholders’ equity	$6,363,106	$6,207,923

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$113,563	$116,211
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(4,790)	9,527
Share-based compensation	10,988	13,794
Excess tax benefit from exercise of options	(3,249)	(1,923)
Depreciation and amortization	50,263	47,366
Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
Trade accounts receivable	4,024	5,215
Prepaid expenses and other assets	590	(10,150)
Trade accounts payable and accrued expenses	(76,267)	(48,539)
Deferred revenues	7,301	5
Accrued income taxes	68,028	58,961

Net cash provided by operating activities	170,451	190,467

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(48,910)	(47,172)
Payment for acquisitions of businesses, net of cash acquired	(43,424)	(61,975)
Expenses paid related to sale of businesses	—	(1,246)
Investments	(101,094)	28,487

Net cash used in investing activities	(193,428)	(81,906)

Cash flows from financing activities:
Proceeds from long-term debt, net	74,267	162,364
Issuance of common stock and treasury stock	13,593	11,127
Purchases of treasury stock	(141,803)	(228,882)
Excess tax benefit from exercise of options	3,249	1,923
Customer funds held and retirement account deposits	89,138	(34,789)

Net cash provided by (used in) financing activities	38,444	(88,257)

Change in cash and cash equivalents	15,467	20,304
Beginning balance	185,328	184,471

Ending balance	$200,795	$204,775

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month periods ended March 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. and subsidiaries (the "Company"). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 157 and SFAS 159 will have on its financial statements.

3. Share-Based Compensation

The Company recognized $11.0 million and $13.8 million of share-based compensation during the three months ended March 31, 2007 and 2006, respectively. The Company's annual grant of share-based awards generally occurs in the first quarter. During the three months ended March 31, 2007, the Company granted 905,000 stock options and 129,000 shares of restricted stock at weighted-average estimated fair values of $20.87 and $54.20, respectively. During the three months ended March 31, 2006, the Company granted 1,421,000 stock options and 265,000 shares of restricted stock at weighted-average estimated fair values of $13.65 and $39.66, respectively.

4. Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company’s accumulated earnings. The Company classifies interest and penalties related to income taxes as components of the income tax provision.

As of January 1, 2007, gross unrecognized tax benefits, which include interest and penalties, totaled approximately $29 million. Of this total, approximately $14 million (net of federal and state benefits) would affect the effective tax rate if recognized. Accrued interest and penalties of approximately $6 million were recorded in accrued income taxes as of January 1, 2007. There are no significant tax positions for which it is reasonably possible that the related unrecognized tax benefits will significantly change during the next twelve months. The Company's federal tax returns for 2004 through 2006 and tax returns in certain states and foreign jurisdictions for 2000 through 2006 remain subject to examination by taxing authorities.

5. Shares Used in Computing Net Income Per Share

The following table reconciles basic weighted-average outstanding shares to diluted weighted-average outstanding shares used in calculating net income per share:

	Three months ended March 31,
(In thousands)	2007	2006
Weighted-average outstanding shares – Basic	170,026	179,351
Common stock equivalents	2,611	2,432

Weighted-average outstanding shares – Diluted	172,637	181,783

For the three months ended March 31, 2007 and 2006, stock options for 0.2 million shares and 1.8 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

6. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investments, fair market value adjustments on cash flow hedges, foreign currency translation, and pension actuarial gains and losses and is as follows:

	Three months ended March 31,
(In thousands)	2007	2006
Net income	$113,563	$116,211
Components of other comprehensive (loss) income, net	(283)	2,146

Comprehensive income	$113,280	$118,357

7. Litigation and Contingencies

In February 2007, a class was certified by the United States District Court for the Central District of California in a lawsuit that was filed in 2005 against the Fiserv Trust Company ("Fiserv Trust"). The suit alleges that Fiserv Trust, which serves as a custodian and administrator of investment accounts, knew or should have known that third parties were perpetrating an alleged Ponzi scheme and that it breached its contractual and common law duties and aided and abetted the scheme by not advising the plaintiffs to avoid investing in the alleged scheme. The lawsuit was brought on behalf of a class of investors who maintained self-directed individual retirement accounts administered by Fiserv Trust and others who invested in the alleged scheme, including investors that were never customers of Fiserv Trust, and seeks compensatory damages of $120 million and punitive damages. Fiserv Trust has filed a petition for permission to appeal the class certification order. There is a related action in California Superior Court in San Diego, California seeking compensatory damages of $7 million and punitive damages. The Company believes that the suits are without merit and intends to contest them vigorously. Nevertheless, the Company is unable to estimate or predict the ultimate outcome of these matters or to determine whether these matters will have a material adverse impact on the Investment Support Services segment results or the Company's condensed consolidated financial statements. Accordingly, no amounts have been accrued in the condensed consolidated financial statements for the outcome of these matters.

8. Segment Information

Revenues and operating income for the Company’s reportable segments were as follows for the three months ended March 31, 2007 and 2006:

(In thousands)	Financial	Insurance	Investment	Total
2007
Processing and services revenue	$590,408	$154,319	$34,438	$779,165
Product revenue	176,842	263,412	—	440,254

Total revenues	$767,250	$417,731	$34,438	$1,219,419

Operating income	$159,940	$27,905	$5,524	$193,369

2006
Processing and services revenue	$554,200	$172,495	$34,349	$761,044
Product revenue	145,658	189,966	—	335,624

Total revenues	$699,858	$362,461	$34,349	$1,096,668

Operating income	$130,176	$56,746	$6,031	$192,953

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide integrated information management systems and services, including transaction processing, business process outsourcing, document distribution services, and software and systems solutions. Our operations are primarily in the United States and consist of three business segments: Financial Institution Services (“Financial”); Insurance Services (“Insurance”); and Investment Support Services (“Investment”). The Financial segment provides account and transaction processing systems and services to financial institutions and other financial intermediaries. The Insurance segment provides a wide range of services to insurance carriers, agents, distributors, third-party administrators, and self-insured employers. The Investment segment provides administrative, custodial and processing services to individual investors, retirement plan and pension administrators, financial planners and investment advisors.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and accompanying notes to help provide an understanding of our results of operations, our financial condition and the changes in our financial condition. Our discussion is organized as follows:

•	Recent accounting pronouncements. This section provides a discussion of recent accounting pronouncements that may impact our results of operations and financial condition in the future.

•	Non-GAAP financial measures. This section provides a discussion of non-GAAP financial measures which we use in this report.

•

Results of operations. In this section, we provide an analysis of the results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three-month period ended March 31, 2007 to the results for the three-month period ended March 31, 2006.

•	Liquidity and capital resources. In this section, we provide an analysis of our cash flows and outstanding debt as of March 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS 157 and SFAS 159 will have on our financial statements.

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

We measure internal revenue growth percentage as the increase or decrease in total revenue for the current period less “acquired revenue from acquisitions” divided by total revenues from the prior period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies for the prior period. “Acquired revenue from acquisitions” was $37.0 million ($18.7 million in the Financial segment and $18.4 million in the Insurance segment) in the first quarter of 2007. Internal revenue growth percentage is a non-GAAP financial measure that we believe is useful to investors because it allows them to see the portion of our revenue growth that is attributed to acquired companies as compared to internal revenue growth.

We measure free cash flow as net income plus share-based compensation, depreciation and amortization, less capital expenditures, plus or minus changes in net working capital. Free cash flow is a non-GAAP financial measure that we believe is useful to investors because it shows our available cash flow after we have satisfied the capital requirements of our operations.

Results of Operations

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenues, and the change in those amounts from year to year. This information should be read along with the condensed consolidated financial statements and notes thereto.

			Percentage of Revenue		Increase
Three months ended March 31, (Dollars in millions)	2007	2006	2007	2006	$	%
Revenues:
Processing and services	$779.2	$761.0	63.9%	69.4%	$18.1	2%
Product	440.3	335.6	36.1%	30.6%	104.6	31%

Total revenues	1,219.4	1,096.7	100%	100%	122.8	11%

Expenses:
Cost of processing and services(1)	498.8	486.0	64.0%	63.9%	12.8	3%
Cost of product(1)	369.8	272.1	84.0%	81.1%	97.7	36%

Sub-total(2)	868.6	758.1	71.2%	69.1%	110.6	15%

Selling, general and administrative(2)	157.4	145.7	12.9%	13.3%	11.8	8%

Total expenses(2)	1,026.1	903.7	84.1%	82.4%	122.3	14%

Operating income(2)	$193.4	$193.0	15.9%	17.6%	$0.4	0%

(1)	Each percentage of revenue equals the relevant expense amount divided by the related component of total revenues.
(2)	Each percentage of revenue equals the relevant expense or operating income amount divided by total revenues.

Total Revenues

Total revenues increased $122.8 million, or 11%, in the first quarter of 2007 compared to the first quarter of 2006. The internal revenue growth rate was 8% in the first quarter of 2007 with the remaining growth resulting from acquisitions. Overall internal revenue growth was primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients partially offset by a $29.7 million decrease in flood claims processing revenues.

Processing and services revenues increased 2% in the first quarter of 2007 compared to the first quarter of 2006. This increase was primarily driven by sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and incremental revenue attributable to several acquisitions, offset by a decrease in flood claims processing revenues. Product revenues increased 31% in the first quarter of 2007 compared to the first quarter of 2006. This increase was primarily due to new clients in the pharmacy management and workers' compensation businesses. The revenue growth in the pharmacy management and workers' compensation businesses was impacted significantly by the inclusion of prescription product costs in both revenues and expenses of $220 million and $154 million in the first quarters of 2007 and 2006, respectively.

Total Expenses

Total expenses increased $122.3 million, or 14%, in the first quarter of 2007 compared to the first quarter of 2006. Cost of processing and services as a percentage of processing and services revenue remained relatively consistent in the first quarter of 2007 compared to the first quarter of 2006. Cost of product increased as a percentage of product revenue from 81.1% in the first quarter of 2006 to 84.0% in the first quarter of 2007, primarily due to the significant increase in prescription product costs as discussed above. Selling, general and administrative expenses as a percentage of total revenues were relatively consistent as a percentage of total revenues in the first quarters of 2007 and 2006.

Operating Income and Operating Margin

Operating income increased $0.4 million in the first quarter of 2007 compared to the first quarter of 2006, and operating margins decreased 1.7 percentage points from 17.6% in the first quarter of 2006 to 15.9% in the first quarter of 2007. Operating income and margins in the first quarter of 2007 were negatively impacted by a $29.7 million decrease in higher-margin flood claim processing revenues and a significant increase in revenues in the pharmacy management and workers' compensation businesses, which generate operating margins in the low- to mid-single digits. The inclusion of prescription product costs in both revenues and expenses reduced operating margins by approximately 3 percentage points in the first quarters of 2007 and 2006. Partially offsetting these factors were increases in higher-margin revenues and improvements in operating efficiencies within our bank core processing and payments businesses and an increase in contract termination fees. The Financial segment businesses generally enter into three to five year contracts with clients that contain early contract termination fees. These fees are generated when a contract is terminated or when an existing client is acquired by another financial institution and can vary significantly from period to period based on the number and size of clients that pay these fees and on how early in the contract term the fee is payable. Contract termination fees totaled $9.0 million and $3.9 million in the first quarter of 2007 and 2006, respectively.

Segment Results

The following table presents, for the periods indicated, revenues, operating income and operating margin for our business segments.

Three months ended March 31, (Dollars in millions)	Financial	Insurance	Investment	Total
Total revenues:
2007	$767.3	$417.7	$34.4	$1,219.4
2006	699.9	362.5	34.3	1,096.7

Operating income:
2007	$159.9	$27.9	$5.5	$193.4
2006	130.2	56.7	6.0	193.0

Operating margin:
2007	20.8%	6.7%	16.0%	15.9%
2006	18.6%	15.7%	17.6%	17.6%

Revenue growth	10%	15%	0%	11%
Operating income growth (decline)	23%	(51%)	(8%)	0%
Operating margin growth (decline) (1)	2.2%	(9.0%)	(1.6%)	(1.7%)

(1)	Represents the percentage point improvement or decline in operating margin.

Financial

Revenues in the Financial segment increased by $67.4 million, or 10%, in the first quarter of 2007 compared to the first quarter of 2006. The internal revenue growth rate in the Financial segment was 7% in the first quarter of 2007 with the remaining growth resulting from acquisitions. Internal revenue growth in the Financial segment was primarily driven by increased volumes, new clients and cross-sales to existing clients in the bank core processing, payments and output solutions businesses.

Operating income in the Financial segment increased $29.8 million from $130.2 million in the first quarter of 2006 to $159.9 million in the first quarter of 2007. Operating margins improved 2.2 percentage points from 18.6% in the first quarter of 2006 to 20.8% in the first quarter of 2007. The increases in operating income and operating margins within the Financial segment resulted primarily from increased higher-margin revenues and operating efficiencies in our depository institution core processing and payments businesses and an increase in contract termination fees.

Insurance

Revenues in the Insurance segment increased by $55.3 million, or 15%, in the first quarter of 2007 compared to the first quarter of 2006. The internal revenue growth rate in this segment for the first quarter of 2007 was 10% with the remaining growth resulting from acquisitions. The internal revenue growth was primarily driven by new clients in the pharmacy management and workers' compensation businesses partially offset by a $29.7 million decrease in flood claims processing revenues from $30.3 million in the first quarter of 2006 to $0.6 million in the first quarter of 2007.

Operating income in the Insurance segment decreased $28.8 million from $56.7 million in the first quarter of 2006 to $27.9 million in the first quarter of 2007. Operating margins declined 9.0 percentage points from 15.7% in the first quarter of 2006 to 6.7% in the first quarter of 2007. The decreases in operating income and operating margins within the Insurance segment resulted primarily from a decrease in higher-margin flood claims processing revenues. Additionally, operating margins were negatively impacted by the significant increase in revenues in the pharmacy management and workers' compensation businesses, which generate operating margins in the low- to mid-single digits, and expenses in the health division associated with our consumer directed and business process outsourcing initiatives. The inclusion of prescription product costs in both revenues and expenses negatively impacted operating margins in the Insurance segment by approximately 7 percentage points in the first quarter of 2007 and approximately 12 percentage points in the first quarter of 2006.

Investment

Total revenues in the Investment segment remained relatively consistent in the first quarter of 2007 as compared to the first quarter of 2006. Operating margins in the Investment segment were 16.0% in the first quarter of 2007 and 17.6% in the first quarter of 2006.

Interest Expense, Net

Interest expense increased $2.3 million in the first quarter of 2007 as compared to the first quarter of 2006 due primarily to rising interest rates and increased average borrowings outstanding.

Income Tax Provision

The effective income tax rate was 38.6% in the first quarter of 2007 and 37.8% in the first quarter of 2006. The effective income tax rate in the first quarter of 2006 was favorably impacted by the finalization of various tax returns. We expect that the effective income tax rate for the remainder of 2007 will be 38.5%.

Diluted Net Income Per Share

Diluted net income per share was $0.66 in the first quarter of 2007 compared to $0.64 in the first quarter of 2006. Diluted net income per share in the first quarter of 2007 compared to 2006 was positively impacted by strong operating income growth in the Financial segment and negatively impacted by a decline in operating income in the Insurance segment, primarily due to a significant decrease in higher-margin flood claims processing revenues.

Liquidity and Capital Resources

The following table summarizes our free cash flow:

Three months ended March 31, (In millions)	2007	2006
Net income	$113.6	$116.2
Share-based compensation	11.0	13.8
Depreciation and amortization	50.3	47.4
Capital expenditures	(48.9)	(47.2)

Free cash flow before changes in working capital	125.9	130.2
Changes in working capital, net	(4.4)	13.1

Free cash flow	$121.5	$143.3

Free cash flow of $121.5 million in the first quarter of 2007 decreased $21.8 million compared to the first quarter of 2006 primarily due to the negative impact of net working capital items of $4.4 million in 2007 compared to a positive impact of $13.1 million in 2006.

In the first quarter of 2007, we used our free cash flow and borrowings under our revolving credit facility and commercial paper program primarily to repurchase 2.7 million shares of our common stock for $141.8 million and to fund acquisition related payments of $43.4 million. On January 31, 2007, our board of directors authorized the repurchase of up to 10 million additional shares of our common stock. Share repurchases under the authorizations are expected to be made through open market transactions as market conditions warrant. Shares repurchased have historically been held for issuance in connection with acquisitions and equity plans. Our current policy is to use our free cash flow to support future business opportunities and to repurchase shares of our common stock, rather than to pay dividends.

At March 31, 2007, we had $821.9 million of long-term debt of which $522.4 million was outstanding under our revolving credit and commercial paper facilities. We maintain a $500 million unsecured commercial paper program, which is exempt from registration under the Securities Act of 1933. Under this program, we may issue commercial paper with maturities of up to 397 days from the date of issuance. We also maintain a $900 million unsecured revolving credit facility with a syndicate of banks. We may increase the availability under this facility up to $1.25 billion at our discretion, subject to a number of conditions, including the absence of any default under the credit agreement. The revolving credit facility supports 100% of our outstanding commercial paper. As a result, borrowings under the commercial paper program reduce the amount of credit available under the revolving credit facility. The revolving credit facility contains various restrictions and covenants. Among other requirements, our consolidated indebtedness is limited to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization. The facility expires on March 24, 2011. We were in compliance with all debt covenants throughout the first quarter of 2007.

We believe that our cash flow from operations together with other available sources of funds will be adequate to meet our operating requirements, required operating lease payments, required repayments of long-term debt, and expected capital spending needs in 2007. At March 31, 2007, we had approximately $370 million available for borrowing under our credit and commercial paper facilities and $201 million of cash and cash equivalents. In the event that we make significant future acquisitions, we may raise funds through additional borrowings or the issuance of common shares.

Historically, our growth has been accomplished, to a significant degree, through the acquisition of businesses that are complementary to our operations. We expect to continue to pursue acquisition candidates that we believe would enhance our competitive position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 and have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2007	357,846	$52.36	357,846	10,000,000
February 1-28, 2007	1,020,000	54.01	1,020,000	8,980,000
March 1-31, 2007	1,301,000	52.27	1,301,000	7,679,000

Total	2,678,846	52.95	2,678,846

(1)	On February 21, 2006, our board of directors authorized the repurchase of 10 million shares of our common stock. We completed repurchases under this authorization in the first quarter of 2007. On January 31, 2007, our board of directors authorized the repurchase of up to 10 million additional shares of our common stock. The repurchase authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: May 2, 2007	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer, dated May 2, 2007

31.2	Certification of the Chief Financial Officer, dated May 2, 2007

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated May 2, 2007