Form 10-Q
period 2007-06-30
FISERV INC
filed 2007-08-03
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 164,989,377 shares of common stock, $.01 par value, of the registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Processing and services	$751,225	$705,734	$1,495,952	$1,432,429
Product	428,911	351,760	869,165	687,384

Total revenues	1,180,136	1,057,494	2,365,117	2,119,813

Expenses:
Cost of processing and services	471,963	465,148	946,935	928,216
Cost of product	362,367	278,209	732,177	550,303
Selling, general and administrative	164,686	137,569	317,040	277,804

Total expenses	999,016	880,926	1,996,152	1,756,323

Operating income	181,120	176,568	368,965	363,490
Interest expense, net	(11,445)	(10,351)	(20,555)	(18,494)

Income from continuing operations before income taxes	169,675	166,217	348,410	344,996
Income tax provision	65,032	61,639	134,695	129,604

Income from continuing operations	104,643	104,578	213,715	215,392
Income from discontinued operations, net of income taxes	3,593	13,091	8,084	18,488

Net income	$108,236	$117,669	$221,799	$233,880

Net income per share - basic:
Continuing operations	$0.63	$0.60	$1.27	$1.22
Discontinued operations	0.02	0.07	0.05	0.10

Total	$0.65	$0.67	$1.31	$1.32

Net income per share - diluted:
Continuing operations	$0.62	$0.59	$1.25	$1.20
Discontinued operations	0.02	0.07	0.05	0.10

Total	$0.64	$0.66	$1.30	$1.30

Shares used in computing net income per share:
Basic	167,392	175,113	168,709	177,232
Diluted	169,907	177,551	171,272	179,667

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$151,580	$149,440
Trade accounts receivable, net	564,180	578,498
Deferred income taxes	32,535	30,335
Prepaid expenses and other current assets	156,278	141,512
Assets of discontinued operations held for sale	2,271,729	2,113,455

Total current assets	3,176,302	3,013,240

Property and equipment, net	238,246	241,924
Intangible assets, net	593,105	592,801
Goodwill	2,390,693	2,361,485
Other long-term assets	54,980	42,248

Total assets	$6,453,326	$6,251,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$231,150	$228,265
Accrued expenses	301,925	338,247
Deferred revenues	249,922	258,102
Customer funds held	44,282	51,736
Liabilities of discontinued operations held for sale	2,102,985	1,944,026

Total current liabilities	2,930,264	2,820,376

Long-term debt	879,800	747,256
Deferred income taxes	196,718	195,553
Other long-term liabilities	54,546	62,891

Total liabilities	4,061,328	3,826,076

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 197,926,172 and
197,791,218 shares issued	1,979	1,978
Additional paid-in capital	695,048	700,103
Accumulated other comprehensive income (loss)	335	(131)
Accumulated earnings	3,108,690	2,886,891
Treasury stock, at cost, 31,050,723 and 26,699,943 shares	(1,414,054)	(1,163,219)

Total shareholders’ equity	2,391,998	2,425,622

Total liabilities and shareholders’ equity	$6,453,326	$6,251,698

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$221,799	$233,880
Adjustment for discontinued operations	(8,084)	(18,488)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Deferred income taxes	(8,800)	8,520
Share-based compensation	15,895	18,734
Excess tax benefit from exercise of options	(9,952)	(3,278)
Depreciation and amortization	101,256	87,505
Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
Trade accounts receivable	13,237	(13,478)
Prepaid expenses and other assets	(6,535)	(9,096)
Trade accounts payable and other liabilities	(18,870)	(16,386)
Deferred revenues	(9,310)	(12,007)

Net cash provided by operating activities from continuing operations	290,636	275,906

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(81,839)	(93,232)
Payment for acquisitions of businesses, net of cash acquired	(45,449)	(101,035)
Dividend from discontinued operations	—	28,000
Other investing activities	(57)	(2,031)

Net cash used in investing activities from continuing operations	(127,345)	(168,298)

Cash flows from financing activities:
Proceeds from long-term debt, net	127,457	187,568
Issuance of common stock and treasury stock	30,705	18,255
Purchase of treasury stock	(321,811)	(349,539)
Excess tax benefit from exercise of options	9,952	3,278
Customer funds held	(7,454)	3,243

Net cash used in financing activities from continuing operations	(161,151)	(137,195)

Change in cash and cash equivalents	2,140	(29,587)
Beginning balance	149,440	169,532

Ending balance	$151,580	$139,945

Discontinued operations cash flow information:
Net cash provided by operating activities	$10,048	$7,579
Net cash used in investing activities	(77,471)	(368,222)
Net cash provided by financing activities	152,908	357,738

Net cash provided by (used in) discontinued operations	85,485	(2,905)
Beginning balance - discontinued operations	35,888	14,939

Ending balance - discontinued operations	$121,373	$12,034

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. and its subsidiaries (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On May 24, 2007, the Company announced that it had signed definitive agreements to sell its investment support services segment (“Fiserv ISS”) in two separate transactions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of Fiserv ISS are reported as discontinued operations for all periods presented.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 157 and SFAS 159 will have on its financial statements.

3. Dispositions

On May 24, 2007, the Company signed definitive agreements (the “Agreements”) to sell Fiserv ISS in two separate transactions. Consummation of the transactions is subject to customary conditions to closing, including receipt of regulatory approvals.

In one transaction, TD AMERITRADE Online Holdings Corp. (“TD AMERITRADE”) has agreed to acquire Fiserv Trust Company and the accounts of the Company’s institutional retirement plan and advisor services operations for $225 million in cash at closing plus contingent cash consideration of up to $100 million based on the achievement of revenue targets over the twelve months subsequent to closing. In addition, the Company will receive approximately $80 million for a portion of the net capital included in the business and excess capital.

In a separate transaction, Robert Beriault Holdings, Inc., an entity controlled by the current president of Fiserv ISS, has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for approximately $50 million in cash. The Company will retain a minority interest in this business.

The transactions are expected to close in the fourth quarter of 2007 or the first quarter of 2008. The Agreements provide that the Company will retain certain liabilities of Fiserv ISS, including, among others, any liabilities associated with the litigation discussed in Note 9. Pursuant to SFAS 144, the assets and liabilities, results of operations and cash flows of Fiserv ISS have been reported as discontinued operations in the accompanying condensed consolidated financial statements and all prior periods have been restated.

In 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. (“Fidelity”). In the second quarter of 2006, the Company finalized and recognized a $10.6 million pre-tax gain related to a contingent payment that it received from Fidelity based on the securities clearing businesses’ achievement of revenue targets established in the stock purchase agreement.

Summarized financial information for discontinued operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Processing and services revenue	$34,656	$35,703	$69,094	$70,052

Income before income taxes	5,177	9,198	11,423	17,266
Income tax provision	(1,584)	(2,796)	(3,339)	(5,467)
Gain related to sale of securities clearing businesses, net of tax	—	6,689	—	6,689

Income from discontinued operations	$3,593	$13,091	$8,084	$18,488

Assets and liabilities of discontinued operations are presented separately as assets of discontinued operations held for sale and liabilities of discontinued operations held for sale within the accompanying condensed consolidated balance sheets and consisted of the following:

(In thousands)	June 30, 2007	December 31, 2006
Cash and cash equivalents	$121,373	$35,888
Trade accounts receivable, net	22,970	22,571
Prepaid expenses and other assets	9,294	9,095
Investments	2,092,354	2,016,175
Property and equipment, net	4,369	6,116
Intangible assets, net	21,369	23,610

Assets of discontinued operations held for sale	$2,271,729	$2,113,455

Trade accounts payable and other liabilities	$16,944	$9,447
Retirement account deposits	2,086,041	1,934,579

Liabilities of discontinued operations held for sale	$2,102,985	$1,944,026

The Company reports cash flows from continuing operations separate from cash flows from discontinued operations within its condensed consolidated statements of cash flows. Cash flows from discontinued operations include a $28 million dividend paid by Fiserv ISS to the Company in the second quarter of 2006.

4. Long-Term Debt

Senior notes payable, with a carrying value of $250 million at June 30, 2007, due in the second quarter of 2008 are included in long-term debt within the accompanying condensed consolidated balances sheets because the Company has the ability and intent to refinance such borrowings under its $900 million unsecured revolving credit facility.

5. Share-Based Compensation

The Company recognized $5.1 million and $15.9 million of share-based compensation during the three months and six months ended June 30, 2007, respectively, and $5.4 million and $18.7 million of share-based compensation during the three and six months ended June 30, 2006, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2007, the Company granted 941,000 stock options and 144,000 shares of restricted stock at weighted-average estimated fair values of $20.91 and $54.26, respectively. During the six months ended June 30, 2006, the Company granted 1,543,000 stock options and 295,000 shares of restricted stock at weighted-average estimated fair values of $13.34 and $40.11, respectively. During the six months ended June 30, 2007 and 2006, stock options to purchase 2,504,000 shares and 963,000 shares, respectively, were exercised.

6. Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company’s accumulated earnings. The Company classifies interest and penalties related to income taxes as components of the income tax provision.

As of January 1, 2007, gross unrecognized tax benefits, which include interest and penalties, totaled approximately $29 million. Of this total, approximately $14 million (net of federal and state benefits) would affect the effective tax rate if recognized. Accrued interest and penalties of approximately $6 million were recorded as a liability as of January 1, 2007. There are no significant tax positions for which it is reasonably possible that the related unrecognized tax benefits will significantly change during the next twelve months. The Company’s federal tax returns for 2004 through 2006 and tax returns in certain states and foreign jurisdictions for 2000 through 2006 remain subject to examination by taxing authorities.

7. Shares Used in Computing Net Income Per Share

The following table reconciles basic weighted-average outstanding shares to diluted weighted-average outstanding shares used in calculating net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Weighed-average outstanding shares - Basic	167,392	175,113	168,709	177,232
Common stock equivalents	2,515	2,438	2,563	2,435

Weighted-average outstanding shares - Diluted	169,907	177,551	171,272	179,667

For the three months and six months ended June 30, 2007, stock options for 0.9 million shares and 0.5 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the three months and six months ended June 30, 2006, stock options for 1.5 million shares and 1.7 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

8. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investments, fair market value adjustments on cash flow hedges, foreign currency translation, and pension actuarial gains and losses and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Net income	$108,236	$117,669	$221,799	$233,880
Components of other comprehensive income (loss), net	749	(895)	466	1,251

Comprehensive income	$108,985	$116,774	$222,265	$235,131

9. Litigation and Contingencies

In February 2007, a class was certified by the United States District Court for the Central District of California in a lawsuit against Fiserv Trust Company (“Fiserv Trust”) alleging that Fiserv Trust, which serves as a custodian and administrator of investment accounts, knew or should have known that third parties were perpetrating an alleged Ponzi scheme and that it breached its contractual and common law duties and aided and abetted the scheme by not advising the plaintiffs to avoid investing in the alleged scheme. In May 2007, a petition for permission to appeal the class certification order was granted by the United States Court of Appeals for the Ninth Circuit, and the class certification is being appealed. The Company believes that the suit is without merit and intends to contest it vigorously. Nevertheless, the Company is unable to estimate or predict the ultimate outcome of this matter or to determine whether it will have a material adverse impact on the Company’s results from discontinued operations or the Company’s condensed consolidated financial statements. Accordingly, no amounts have been accrued in the condensed consolidated financial statements for the outcome of this matter. On July 6, 2007, a related action in California Superior Court in San Diego, California was dismissed with prejudice.

10. Segment Information

Revenues and operating income for the Company’s reportable segments were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	Financial	Insurance	Total	Financial	Insurance	Total
2007
Processing and services revenue	$597,873	$153,352	$751,225	$1,188,281	$307,671	$1,495,952
Product revenue	155,893	273,018	428,911	332,735	536,430	869,165

Total revenues	$753,766	$426,370	$1,180,136	$1,521,016	$844,101	$2,365,117

Operating income	$165,581	$15,539	$181,120	$325,521	$43,444	$368,965

2006
Processing and services revenue	$560,777	$144,957	$705,734	$1,114,977	$317,452	$1,432,429
Product revenue	147,538	204,222	351,760	293,196	394,188	687,384

Total revenues	$708,315	$349,179	$1,057,494	$1,408,173	$711,640	$2,119,813

Operating income	$144,741	$31,827	$176,568	$274,917	$88,573	$363,490

11. Subsequent Events

On August 2, 2007, the Company entered into an agreement to acquire CheckFree Corporation (“CheckFree”) for approximately $4.4 billion payable in cash at closing. CheckFree is a publicly traded provider of financial electronic commerce services and products. In addition to obtaining necessary regulatory approvals, the transaction is subject to customary closing conditions and approval by the stockholders of CheckFree. To finance the transaction, the Company has obtained a commitment for bridge financing of up to $5 billion, which is exercisable at the Company’s option, and anticipates obtaining long-term financing prior to closing. The transaction is expected to close by the end of the fourth quarter of 2007 following the satisfaction of all closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide integrated information management systems and services, including transaction processing, business process outsourcing, document distribution services, and software and systems solutions. Our continuing operations are primarily in the United States and consist of two business segments: Financial Institution Services (“Financial”) and Insurance Services (“Insurance”). The Financial segment provides account and transaction processing systems and services to financial institutions and other financial intermediaries. The Insurance segment provides a wide range of services to insurance carriers, agents, distributors, third-party administrators and self-insured employers. On May 24, 2007, we signed definitive agreements to sell our Investment Support Services segment (“Fiserv ISS”). The financial results of Fiserv ISS are reported as discontinued operations for all periods presented.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and accompanying notes to help provide an understanding of our results of operations, our financial condition and the changes in our financial condition. Our discussion is organized as follows:

•	Recent accounting pronouncements. This section provides a discussion of recent accounting pronouncements that may impact our results of operations and financial condition in the future.

•	Non-GAAP financial measures. This section provides a discussion of non-GAAP financial measures that we use in this report.

•

Results of operations. In this section, we provide an analysis of the results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three-month and six-month periods ended June 30, 2007 to the results for the three-month and six-month periods ended June 30, 2006.

•	Liquidity and capital resources. In this section, we provide an analysis of our cash flows and outstanding debt as of June 30, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS 157 and SFAS 159 will have on our financial statements.

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

We measure internal revenue growth percentage as the increase or decrease in total revenue for the current period less “acquired revenue from acquisitions” divided by total revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies for the prior year period. “Acquired revenue from acquisitions” was $35.8 million ($17.8 million in the Financial segment and $18.0 million in the Insurance segment) in the second quarter of 2007 and $72.9 million ($36.5 million in the Financial segment and $36.4 million in the Insurance segment) for the six months end June 30, 2007. Internal revenue growth percentage is a non-GAAP financial measure that we believe is useful to investors because it allows them to see the portion of our revenue growth that is attributed to acquired companies as compared to internal revenue growth.

We measure free cash flow as net income, excluding discontinued operations, plus share-based compensation, depreciation and amortization, less capital expenditures, plus or minus changes in net working capital. Free cash flow is a non-GAAP financial measure that we believe is useful to investors because it shows our available cash flow after we have satisfied the capital requirements of our operations.

Results of Operations

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenues, and the change in those amounts from year to year. This information should be read along with the condensed consolidated financial statements and accompanying notes.

Three months ended June 30,			Percentage of Revenue		Increase
(Dollars in millions)	2007	2006	2007	2006	$	%
Revenues:
Processing and services	$751.2	$705.7	63.7%	66.7%	$45.5	6%
Product	428.9	351.8	36.3%	33.3%	77.2	22%

Total revenues	1,180.1	1,057.5	100%	100%	122.6	12%

Expenses:
Cost of processing and services (1)	472.0	465.1	62.8%	65.9%	6.8	1%
Cost of product (1)	362.4	278.2	84.5%	79.1%	84.2	30%

Sub-total (2)	834.3	743.4	70.7%	70.3%	91.0	12%
Selling, general and administrative (2)	164.7	137.6	14.0%	13.0%	27.1	20%

Total expenses (2)	999.0	880.9	84.7%	83.3%	118.1	13%

Operating income (2)	$181.1	$176.6	15.3%	16.7%	$4.6	3%

Six months ended June 30,			Percentage of Revenue		Increase
(Dollars in millions)	2007	2006	2007	2006	$	%
Revenues:
Processing and services	$1,496.0	$1,432.4	63.3%	67.6%	$63.5	4%
Product	869.2	687.4	36.7%	32.4%	181.8	26%

Total revenues	2,365.1	2,119.8	100%	100%	245.3	12%

Expenses:
Cost of processing and services (1)	946.9	928.2	63.3%	64.8%	18.7	2%
Cost of product (1)	732.2	550.3	84.2%	80.1%	181.9	33%

Sub-total (2)	1,679.1	1,478.5	71.0%	69.7%	200.6	14%
Selling, general and administrative (2)	317.0	277.8	13.4%	13.1%	39.2	14%

Total expenses (2)	1,996.2	1,756.3	84.4%	82.9%	239.8	14%

Operating income (2)	$369.0	$363.5	15.6%	17.1%	$5.5	2%

(1)	Each percentage of revenue equals the relevant expense amount divided by the related component of total revenues.

(2)	Each percentage of revenue equals the relevant expense or operating income amount divided by total revenues.

Total Revenues

Total revenues increased $122.6 million, or 12%, in the second quarter of 2007 compared to 2006 and $245.3 million, or 12% in the first six months of 2007 compared to 2006. The internal revenue growth rate was 8% in the second quarter and first six months of 2007 with the remaining growth resulting from acquisitions. Overall internal revenue growth was primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients. Internal revenue growth during the first six months of 2007 was negatively impacted by a $30.6 million decrease in flood claims processing revenues as compared to 2006.

Processing and services revenues increased 6% in the second quarter of 2007 compared to 2006 and 4% in the first six months of 2007 compared to 2006. These increases were primarily driven by sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and incremental revenue attributable to several acquisitions. Partially offsetting these increases in processing and services revenue for the first six months of 2007 was a $30.6 million decrease in flood claims processing revenues which were primarily earned in the first quarter of 2006.

Product revenues increased 22% in the second quarter of 2007 compared to 2006 and 26% in the first six months of 2007 compared to 2006. These increases were primarily due to sales to new clients and increases in transaction volumes from existing clients in the pharmacy management and workers’ compensation businesses. The revenue growth in the pharmacy management and workers’ compensation businesses was impacted significantly by the inclusion of prescription product costs in both revenues and expenses of $227 million and $166 million in the second quarters of 2007 and 2006, respectively, and $447 million and $320 million in the first six months of 2007 and 2006, respectively.

Total Expenses

Total expenses increased $118.1 million, or 13%, in the second quarter of 2007 compared to 2006 and $239.8 million, or 14%, in the first six months of 2007 compared to 2006. The decreases in cost of processing and services as a percentage of processing and services revenue in 2007 compared to the 2006 periods were primarily due to higher-margin revenues and improvements in operating efficiencies in our bank core processing and payments businesses and lower investment spending in our lending businesses in 2007. The increases in cost of product as a percentage of product revenue in 2007 compared to the 2006 periods were primarily due to the significant increase in prescription product costs discussed above. Selling, general and administrative expenses as a percentage of total revenues increased from 13% in the second quarter of 2006 to 14% in 2007. This increase of $27.1 million was due primarily to charges of $16.9 million in the second quarter of 2007 related to ceasing an investment in a new technology platform in our health plan management business and other facility shutdown and severance expenses in the Insurance segment.

Operating Income and Operating Margin

Operating income increased $4.6 million in the second quarter of 2007 compared to 2006 and $5.5 million in the first six months of 2007 compared to 2006. Operating margins decreased 1.3 percentage points and 1.5 percentage points in the second quarter and first six months of 2007, respectively, compared to the 2006 periods, primarily due to the operating results in our Insurance segment. Operating income and margins in the second quarter and first six months of 2007 as compared to the prior year periods were negatively impacted by a $30.6 million decrease in higher-margin flood claims processing revenues in our Insurance segment, which were primarily earned in the first quarter of 2006, charges of $16.9 million in the second quarter of 2007 related to ceasing an investment in a new technology platform in our health plan management business and other facility shutdown and severance expenses in the Insurance segment, and a significant increase in revenues in the pharmacy management and workers’ compensation businesses, which generate operating margins in the low- to mid-single digits. The inclusion of prescription product costs in both revenues and expenses reduced operating margins by approximately 4 percentage points and 3 percentage points in the first six months of 2007 and 2006, respectively. Partially offsetting the Insurance segment operating results was strong performance and an increase in operating margins in our Financial segment. The increase in operating margins in the Financial segment were due primarily to increases in higher-margin revenues, including contract termination fees, improvements in operating efficiencies in our bank core processing and payments businesses, and lower investment spending in our lending businesses in 2007.

Segment Results

The following table presents, for the periods indicated, revenues, operating income and operating margin for our business segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	Financial	Insurance	Total	Financial	Insurance	Total
Total revenues:
2007	$753.8	$426.4	$1,180.1	$1,521.0	$844.1	$2,365.1
2006	708.3	349.2	1,057.5	1,408.2	711.6	2,119.8
Revenue growth	6%	22%	12%	8%	19%	12%
Operating income:
2007	$165.6	$15.5	$181.1	$325.5	$43.4	$369.0
2006	144.7	31.8	176.6	274.9	88.6	363.5
Operating income growth (decline)	14%	(51%)	3%	18%	(51%)	2%
Operating margin:
2007	22.0%	3.6%	15.3%	21.4%	5.1%	15.6%
2006	20.4%	9.1%	16.7%	19.5%	12.4%	17.1%
Operating margin growth (decline) (1)	1.5%	(5.5%)	(1.3%)	1.9%	(7.3%)	(1.5%)

(1)	Represents the percentage point improvement or decline in operating margin.

Financial

Revenues in the Financial segment increased $45.5 million, or 6%, in the second quarter of 2007 compared to 2006 and $112.8 million, or 8%, in the first six months of 2007 compared to 2006. The internal revenue growth rate in the Financial segment was 4% and 5% in the three months and six months ended June 30, 2007, respectively, with the remaining growth resulting from acquisitions. Internal revenue growth in the Financial segment during the second quarter and first six months of 2007 was primarily driven by increased volumes, and new clients and cross-sales to existing clients in the bank core processing and payments businesses.

Operating income in the Financial segment increased $20.8 million, or 14%, in the second quarter of 2007 compared to 2006 and $50.6 million, or 18%, in the first six months of 2007 compared to 2006. Operating margins improved 1.5 percentage points to 22.0% in the second quarter of 2007 and 1.9 percentage points to 21.4% in the first six months of 2007 compared to the comparable periods in 2006. The increases in operating income and operating margins in the Financial segment resulted primarily from increased higher-margin revenues, including increased contract termination fees, operating efficiencies in our bank core processing and payments businesses, and lower investment spending in our lending businesses during the 2007 periods compared to the 2006 periods. Contract termination fees totaled $21.9 million and $9.6 million during the first six months of 2007 and 2006, respectively.

Insurance

Revenues in the Insurance segment increased $77.2 million, or 22%, in the second quarter of 2007 compared to 2006 and $132.5 million, or 19%, in the first six months of 2007 compared to 2006. The internal revenue growth rate in the Insurance segment was 16% and 13% in the three months and six months ended June 30, 2007, respectively, with the remaining growth resulting from acquisitions. Internal revenue growth was primarily driven by sales to new clients and increased volumes in the pharmacy management and workers’ compensation businesses partially offset by a $30.6 million decrease in flood claims processing revenues which were primarily earned in the first quarter of 2006. Flood claims processing revenues were $1.7 million and $32.3 million in the six months ended June 30, 2007 and 2006, respectively.

Operating income in the Insurance segment decreased $16.3 million and $45.1 million in the three-month and six-month periods ended June 30, 2007 compared to the 2006 periods. Operating margins were 3.6% and 5.1% in the second quarter and first six months of 2007, respectively, compared to 9.1% and 12.4% in the second quarter and first six months of 2006, respectively. The decreases in operating income and operating margins in the Insurance segment resulted primarily from a decrease in higher-margin flood claims processing revenues earned primarily in the first quarter of 2006 and charges of $16.9 million in the second quarter of 2007 related to ceasing an investment in a new technology platform in our health plan management business and other facility shutdown and severance expenses. Additionally, operating margins were negatively impacted by the significant increase in revenues in the pharmacy management and workers’ compensation businesses, which generate operating margins in the low- to mid-single digits, and expenses in the health division associated with our consumer directed and business process outsourcing initiatives. The inclusion of prescription product costs in both revenues and expenses negatively impacted operating margins in the Insurance segment by approximately 6 percentage points in the first six months of 2007 and approximately 10 percentage points in the first six months of 2006.

Discontinued Operations

Income from discontinued operations was $3.6 million and $13.1 million in the second quarter of 2007 and 2006, respectively, and $8.1 million and $18.5 million in the first six months of 2007 and 2006, respectively. Income from discontinued operations related to Fiserv ISS decreased $2.8 million and $3.7 million in the three-month and six-month periods ended June 30, 2007, respectively, compared to the 2006 periods. These decreases were primarily the result of legal and other transaction costs associated with the sale of Fiserv ISS. Additionally, income from discontinued operations for the three-month and six-month periods ended June 30, 2006 include a $6.7 million after-tax gain related to the achievement of revenue targets by the securities clearing businesses’ which we sold in 2005.

Interest Expense, Net

Interest expense increased $1.1 million and $2.1 million in the second quarter of 2007 and the first six months of 2007, respectively, as compared to the 2006 periods due primarily to rising interest rates and increased average borrowings outstanding.

Income Tax Provision

The effective income tax rate for continuing operations was 38.3% and 37.1% in the second quarter of 2007 and 2006, respectively, and 38.7% and 37.6% in the first six months of 2007 and 2006, respectively. The lower effective tax rate in the 2006 periods primarily resulted from a tax benefit of $3.1 million in the second quarter of 2006 created by a change in a state tax law during the quarter. We expect that the effective income tax rate for continuing operations for the remainder of 2007 will be 38.7%.

Diluted Net Income Per Share - Continuing Operations

Diluted net income per share from continuing operations was $0.62 and $0.59 in the second quarter of 2007 and 2006, respectively, and $1.25 and $1.20 in the first six months of 2007 and 2006, respectively. Diluted net income per share in the 2007 periods compared to 2006 was positively impacted by operating income growth in the Financial segment and negatively impacted by a decline in operating income in the Insurance segment, primarily due to a significant decrease in higher-margin flood claims processing revenues earned in the first quarter of 2006 and charges of $16.9 million in the second quarter of 2007 related to ceasing an investment in a new technology platform in our health plan management business and other facility shutdown and severance expenses.

Liquidity and Capital Resources

The following table summarizes our free cash flow:

Six months ended June 30, (In millions)	2007	2006
Net income	$221,799	$233,880
Adjustment for discontinued operations	(8,084)	(18,488)
Share-based compensation	15,895	18,734
Depreciation and amortization	101,256	87,505
Capital expenditures	(81,839)	(93,232)

Free cash flow before changes in working capital	249,027	228,399
Changes in working capital, net	(40,230)	(45,725)

Free cash flow	$208,797	$182,674

Free cash flow increased $26.1 million, or 14%, to $208.8 million in the first six months of 2007 compared to $182.7 million in the first six months of 2006. The increase in free cash flow was primarily due to a decrease in capital expenditures in 2007 and the favorable impact of net working capital items compared to 2006, due primarily to improved cash collections on accounts receivable during the second quarter of 2007.

In the first six months of 2007, we used our free cash flow and borrowings under our revolving credit facility and commercial paper program primarily to repurchase 6.0 million shares of our common stock for $321.8 million and to fund acquisition related payments of $45.4 million. On January 31, 2007, our board of directors authorized the repurchase of up to 10 million shares of our common stock. Share repurchases under this authorization are expected to be made through open market transactions as market conditions warrant. Shares repurchased have historically been held for issuance in connection with acquisitions and equity plans. Our current policy is to use our free cash flow to support future business opportunities and to repurchase shares of our common stock, rather than to pay dividends.

At June 30, 2007, we had $879.8 million of long-term debt of which $568.5 million was outstanding under our revolving credit and commercial paper facilities. We maintain a $500 million unsecured commercial paper program, which is exempt from registration under the Securities Act of 1933. Under this program, we may issue commercial paper with maturities of up to 397 days from the date of issuance. We also maintain a $900 million unsecured revolving credit facility with a syndicate of banks. We may increase the availability under this facility up to $1.25 billion, subject to a number of conditions, including the absence of any default under the credit agreement. The revolving credit facility supports 100% of our outstanding commercial paper. As a result, borrowings under the commercial paper program reduce the amount of credit available under the revolving credit facility. The revolving credit facility contains various restrictions and covenants. Among other requirements, our consolidated indebtedness is limited to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization. The facility expires on March 24, 2011. We were in compliance with all debt covenants in 2007.

We believe that our cash flow from operations together with other available sources of funds will be adequate to meet our operating requirements, required operating lease payments, required repayments of long-term debt, and expected capital spending needs in 2007. At June 30, 2007, we had approximately $320 million available for borrowing under our credit and commercial paper facilities and $152 million of cash and cash equivalents. In connection with the pending acquisition of CheckFree Corporation, discussed in Note 11 to the condensed consolidated financial statements, we have obtained a commitment for bridge financing of up to $5 billion, which is exercisable at our option, and anticipate obtaining long-term financing prior to closing.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2007, a class was certified by the United States District Court for the Central District of California in a lawsuit against Fiserv Trust Company (“Fiserv Trust”) alleging that Fiserv Trust, which serves as a custodian and administrator of investment accounts, knew or should have known that third parties were perpetrating an alleged Ponzi scheme and that it breached its contractual and common law duties and aided and abetted the scheme by not advising the plaintiffs to avoid investing in the alleged scheme. In May 2007, a petition for permission to appeal the class certification order was granted by the United States Court of Appeals for the Ninth Circuit, and the class certification is being appealed. We believe that the suit is without merit and intend to contest it vigorously. Nevertheless, we are unable to estimate or predict the ultimate outcome of this matter or to determine whether it will have a material adverse impact on our results from discontinued operations or our condensed consolidated financial statements. Accordingly, no amounts have been accrued in the condensed consolidated financial statements for the outcome of this matter. On July 6, 2007, a related action in California Superior Court in San Diego, California was dismissed with prejudice.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2007	1,184,941	$54.31	1,184,941	6,494,059
May 1-31, 2007	1,155,000	53.16	1,155,000	5,339,059
June 1-30, 2007	1,015,000	57.52	1,015,000	4,324,059

Total	3,354,941		3,354,941

(1)	On January 31, 2007, our board of directors authorized the repurchase of up to 10 million shares of our common stock. The repurchase authorization does not expire.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 23, 2007. The directors nominated for election by our board of directors, as set forth in our proxy statement, were elected for a three-year term as follows:

Nominee	For	Withheld
Kim M. Robak	150,675,411	2,494,754
Thomas C. Wertheimer	147,871,235	5,298,930

In addition, Donald F. Dillon, Gerald J. Levy, Glenn M. Renwick, Daniel P. Kearney and Jeffery W. Yabuki continued to serve on our board of directors after the annual meeting.

All of our other proposals, as set forth in our proxy statement, were approved by our shareholders as follows:

	For	Against	Abstain	Broker Non-Votes
Approval of amendment of our articles of incorporation to allow our by-laws to provide for a majority voting standard for the election of directors in uncontested elections	145,059,085	6,912,218	1,198,862	—
Approval of the Fiserv, Inc. 2007 Omnibus Incentive Plan	111,954,107	18,670,102	1,539,648	21,006,308
Ratification of the selection of Deloitte & Touche LLP to serve as our independent registered public accounting firm for 2007	148,167,796	3,814,720	1,187,649	—

ITEM 5.	OTHER INFORMATION

On August 2, 2007, we entered into a release with Michael D. Gantt, former executive vice president and group president, Insurance group, in exchange for $150,000 of incentive compensation.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: August 1, 2007	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President,
Chief Financial Officer,
Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

2.1	Stock Purchase Agreement, dated as of May 24, 2007, between Fiserv, Inc. and TD Ameritrade Online Holdings Corp.

2.2	Stock Purchase Agreement, dated as of May 24, 2007, between Fiserv, Inc. and Robert Beriault Holdings, Inc.

2.3	Agreement and Plan of Merger, dated as of August 2, 2007, among Fiserv, Inc., Braves Acquisition Corp., and Check Free Corporation

3.1	Restated Articles of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

10.1	Fiserv, Inc. 2007 Omnibus Incentive Plan (1)

10.2	Form of restricted stock agreement (non-employee director) (1)

10.3	Form of restricted stock agreement (employee) (1)

10.4	Form of option agreement (non-employee director) (1)

10.5	Form of option agreement (employee) (1)

31.1	Certification of the Chief Executive Officer, dated August 1, 2007

31.2	Certification of the Chief Financial Officer, dated August 1, 2007

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated August 1, 2007

99.1	Press Release, dated August 2, 2007

(1)	Previously filed as an exhibit to our Current Report on Form 8-K dated May 23, 2007 which is hereby incorporated by reference.