Form 10-Q
period 2007-09-30
FISERV INC
filed 2007-11-08
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

(262) 879-5000

(Registrant's Telephone Number, Including Area Code)

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

As of November 5, 2007, there were 164,636,255 shares of common stock, $.01 par value, of the registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Processing and services	$747,758	$729,376	$2,243,710	$2,161,805
Product	425,989	393,141	1,295,154	1,080,525

Total revenues	1,173,747	1,122,517	3,538,864	3,242,330

Expenses:
Cost of processing and services	461,642	465,809	1,408,577	1,394,025
Cost of product	364,647	336,424	1,096,824	886,727
Selling, general and administrative	141,483	139,905	458,523	417,709

Total expenses	967,772	942,138	2,963,924	2,698,461

Operating income	205,975	180,379	574,940	543,869
Interest expense, net	(12,654)	(11,582)	(33,209)	(30,076)

Income from continuing operations before income taxes	193,321	168,797	541,731	513,793
Income tax provision	73,371	63,641	208,066	193,245

Income from continuing operations	119,950	105,156	333,665	320,548
Income from discontinued operations, net of income taxes	925	4,932	9,009	23,420

Net income	$120,875	$110,088	$342,674	$343,968

Net income per share - basic:
Continuing operations	$0.73	$0.61	$1.99	$1.82
Discontinued operations	0.01	0.03	0.05	0.13

Total	$0.73	$0.63	$2.05	$1.95

Net income per share - diluted:
Continuing operations	$0.72	$0.60	$1.97	$1.80
Discontinued operations	0.01	0.03	0.05	0.13

Total	$0.73	$0.63	$2.02	$1.93

Shares used in computing net income per share:
Basic	164,684	173,426	167,367	175,963
Diluted	166,641	175,875	169,728	178,403

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$161,250	$149,440
Trade accounts receivable, net	658,212	578,498
Deferred income taxes	32,098	30,335
Prepaid expenses and other current assets	161,789	141,512
Assets of discontinued operations held for sale	1,987,459	2,113,455

Total current assets	3,000,808	3,013,240

Property and equipment, net	238,164	241,924
Intangible assets, net	591,717	592,801
Goodwill	2,386,495	2,361,485
Other long-term assets	60,755	42,248

Total assets	$6,277,939	$6,251,698

LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable	$245,449	$228,265
Accrued expenses	321,364	338,247
Current maturities of long-term debt	60,953	—
Deferred revenues	251,151	258,102
Customer funds held	40,526	51,736
Liabilities of discontinued operations held for sale	1,817,603	1,944,026

Total current liabilities	2,737,046	2,820,376

Long-term debt	911,003	747,256
Deferred income taxes	186,744	195,553
Other long-term liabilities	61,245	62,891

Total liabilities	3,896,038	3,826,076

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 197,920,847 and 197,791,218 shares issued	1,979	1,978
Additional paid-in capital	697,153	700,103
Accumulated other comprehensive loss	(9,937)	(131)
Accumulated earnings	3,229,565	2,886,891
Treasury stock, at cost, 33,335,149 and 26,699,943 shares	(1,536,859)	(1,163,219)

Total shareholders’ equity	2,381,901	2,425,622

Total liabilities and shareholders’ equity	$6,277,939	$6,251,698

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$342,674	$343,968
Adjustment for discontinued operations	(9,009)	(23,420)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Deferred income taxes	4,015	18,485
Share-based compensation	19,856	23,278
Excess tax benefit from exercise of options	(10,217)	(3,628)
Depreciation and amortization	151,614	134,919
Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
Trade accounts receivable	(21,207)	(30,602)
Prepaid expenses and other assets	(13,183)	(13,324)
Trade accounts payable and other liabilities	5,787	3,953
Deferred revenues	(11,401)	(16,775)

Net cash provided by operating activities from continuing operations	458,929	436,854

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(118,955)	(144,787)
Payment for acquisitions of businesses, net of cash acquired	(95,762)	(183,791)
Cash distributions received from discontinued operations	—	28,000
Other investing activities	—	3,585

Net cash used in investing activities from continuing operations	(214,717)	(296,993)

Cash flows from financing activities:
Proceeds from long-term debt, net	197,918	224,768
Issuance of common stock and treasury stock	39,903	27,914
Purchase of treasury stock	(469,217)	(421,399)
Excess tax benefit from exercise of options	10,217	3,628
Customer funds held	(11,223)	7,547

Net cash used in financing activities from continuing operations	(232,402)	(157,542)

Change in cash and cash equivalents	11,810	(17,681)
Beginning balance	149,440	169,532

Ending balance	$161,250	$151,851

Discontinued operations cash flow information:
Net cash provided by operating activities	$28,196	$15,722
Net cash provided by investing activities	101,812	88,582
Net cash used in financing activities	(147,822)	(100,197)

Net cash (used in) provided by discontinued operations	(17,814)	4,107
Beginning balance - discontinued operations	35,888	14,939

Ending balance - discontinued operations	$18,074	$19,046

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. and its subsidiaries (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

In one transaction, TD AMERITRADE Online Holdings Corp. (“TD AMERITRADE”) has agreed to acquire Fiserv Trust Company and the accounts of the Company's institutional retirement plan and advisor services operations for $225 million in cash at closing plus contingent cash consideration of up to $100 million based on the achievement of revenue targets over the twelve months subsequent to closing. In addition, the Company will receive approximately $80 million for a portion of the net capital included in the business and excess capital.

In a separate transaction, Robert Beriault Holdings, Inc., an entity controlled by the current president of Fiserv ISS, has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for approximately $50 million in cash. The Company will retain a minority interest in this business, however, the Company’s continuing involvement is not expected to be significant.

The transaction with TD AMERITRADE is currently expected to close in the fourth quarter of 2007 and the transaction with Robert Beriault Holdings, Inc. is expected to close in the first quarter of 2008. The Agreements provide that the Company will retain certain liabilities of Fiserv ISS, including, among others, any liabilities associated with the litigation discussed in Note 9. Pursuant to SFAS 144, the assets and liabilities, results of operations and cash flows of Fiserv ISS have been reported as discontinued operations in the accompanying condensed consolidated financial statements and all prior periods have been restated.

In 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. (“Fidelity”). In the second quarter of 2006, the Company finalized and recognized a $10.6 million pre-tax gain related to a contingent payment that it received from Fidelity based on the securities clearing businesses' achievement of revenue targets established in the stock purchase agreement.

Summarized financial information for discontinued operations was as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Processing and services revenue	$35,610	$34,028	$104,704	$104,080

Income before income taxes	1,558	6,956	12,981	24,222
Income tax provision	(633)	(2,024)	(3,972)	(7,491)
Gain related to sale of securities clearing businesses, net of tax	—	—	—	6,689

Income from discontinued operations	$925	$4,932	$9,009	$23,420

Assets and liabilities of discontinued operations are presented separately as assets and liabilities of discontinued operations held for sale within the accompanying condensed consolidated balance sheets and consisted of the following:

(In thousands)	September 30, 2007	December 31, 2006
Cash and cash equivalents	$18,074	$35,888
Trade accounts receivable, net	23,597	22,571
Prepaid expenses and other assets	10,418	9,095
Investments	1,912,635	2,016,175
Property and equipment, net	3,070	6,116
Intangible assets, net	19,665	23,610

Assets of discontinued operations held for sale	$1,987,459	$2,113,455

Trade accounts payable and other liabilities	$21,556	$9,447
Retirement account deposits	1,796,047	1,934,579

Liabilities of discontinued operations held for sale	$1,817,603	$1,944,026

The Company reports cash flows from continuing operations separate from cash flows from discontinued operations within its condensed consolidated statements of cash flows. Cash flows from discontinued operations include a $28 million cash distribution paid by Fiserv ISS to the Company in the second quarter of 2006.

4. Long-Term Debt

Senior notes payable, with a carrying value of $240 million at September 30, 2007, due in the second quarter of 2008 are included in long-term debt within the accompanying condensed consolidated balances sheets because the Company has the ability and intent to refinance such borrowings under its $900 million unsecured revolving credit facility. On an aggregate basis, borrowings in excess of the $900 million unsecured revolving credit facility are reported as current maturities of long-term debt.

5. Share-Based Compensation

The Company recognized $4.0 million and $19.9 million of share-based compensation during the three months and nine months ended September 30, 2007, respectively, and $4.5 million and $23.3 million of share-based compensation during the three and nine months ended September 30, 2006, respectively. The Company's annual grant of share-based awards generally occurs in the first quarter. During the nine months ended September 30, 2007, the Company granted 952,000 stock options and 145,000 shares of restricted stock at weighted-average estimated fair values of $20.90 and $54.23, respectively. During the nine months ended September 30, 2006, the Company granted 1,582,000 stock options and 302,000 shares of restricted stock at weighted-average estimated fair values of $13.41 and $40.21, respectively. During the nine months ended September 30, 2007 and 2006, stock options to purchase 2,611,000 shares and 1,118,000 shares, respectively, were exercised.

6. Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company's accumulated earnings. The Company classifies interest and penalties related to income taxes as components of its income tax provision.

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

7. Shares Used in Computing Net Income Per Share

The following table reconciles basic weighted-average outstanding shares to diluted weighted-average outstanding shares used in calculating net income per share:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighed-average outstanding shares - Basic	164,684	173,426	167,367	175,963
Common stock equivalents	1,957	2,449	2,361	2,440

Weighted-average outstanding shares - Diluted	166,641	175,875	169,728	178,403

For the three months and nine months ended September 30, 2007, stock options for 0.9 million shares and 0.7 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the three months and nine months ended September 30, 2006, stock options for 0.5 million shares and 1.3 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

8. Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on available-for-sale investments, fair market value adjustments on cash flow hedges, foreign currency translation, and pension actuarial gains and losses and was as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$120,875	$110,088	$342,674	$343,968
Other comprehensive loss:
Fair market value adjustments on cash flow hedges, net (see Note 11)	(11,912)	822	(12,076)	404
Other, net	1,640	(2,709)	2,270	(1,040)

Other comprehensive loss	(10,272)	(1,887)	(9,806)	(636)

Comprehensive income	$110,603	$108,201	$332,868	$343,332

9. Litigation and Contingencies

In February 2007, a class was certified by the United States District Court for the Central District of California in a lawsuit against Fiserv Trust Company (“Fiserv Trust”) alleging that Fiserv Trust, which serves as a custodian and administrator of investment accounts, knew or should have known that third parties were perpetrating an alleged Ponzi scheme and that it breached its contractual and common law duties and aided and abetted the scheme by not advising the plaintiffs to avoid investing in the alleged scheme. In May 2007, a petition for permission to appeal the class certification order was granted by the United States Court of Appeals for the Ninth Circuit, and the class certification is being appealed. The Company believes that the suit is without merit and intends to contest it vigorously. Nevertheless, the Company is unable to estimate or predict the ultimate outcome of this matter or to determine whether it will have a material adverse impact on the Company's results from discontinued operations or the Company's condensed consolidated financial statements. Accordingly, no amounts have been accrued in the condensed consolidated financial statements for the outcome of this matter. On July 6, 2007, a related action involving Fiserv Trust in California Superior Court in San Diego, California was dismissed with prejudice. The dismissal was appealed on October 3, 2007 and is expected to be heard by the California Court of Appeal.

On August 30, 2007, following the announcement of the Company’s proposed acquisition of CheckFree Corporation (“CheckFree”), a class action complaint was filed in the Delaware Court of Chancery against Fiserv, CheckFree, and individual directors of CheckFree. The complaint alleges, among other things, that there was insufficient disclosure in the proxy statement distributed by CheckFree to its stockholders in connection with the CheckFree special meeting of stockholders to approve the proposed acquisition and that the consideration to be paid to such stockholders is not sufficient. On October 10, 2007, this case was consolidated with another class action, also filed in the Delaware Court of Chancery, in which the Company was not named as a defendant. The plaintiffs in the consolidated action are seeking injunctive and monetary relief. Also on October 10, 2007, the plaintiffs filed a motion for a preliminary injunction to postpone the CheckFree special meeting of stockholders and the closing of the acquisition. This motion was denied on October 18, 2007. The case remains pending, and may continue even if the Company completes the acquisition. The Company believes that the suit is without merit and intends to contest it vigorously. Nevertheless, the Company is unable to estimate or predict the ultimate outcome of this matter or to determine whether it will have a material adverse impact on the Company’s ability to complete the proposed acquisition of CheckFree or its results of operations or condensed consolidated financial statements. Accordingly, no amounts have been accrued in the condensed consolidated financial statements for the outcome of this matter.

10. Segment Information

Revenues and operating income for the Company's reportable segments were as follows:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	Financial	Insurance	Total	Financial	Insurance	Total
2007
Processing and services revenue	$595,831	$151,927	$747,758	$1,784,112	$459,598	$2,243,710
Product revenue	157,441	268,548	425,989	490,176	804,978	1,295,154

Total revenues	$753,272	$420,475	$1,173,747	$2,274,288	$1,264,576	$3,538,864

Operating income	$173,528	$32,447	$205,975	$499,049	$75,891	$574,940

2006
Processing and services revenue	$579,262	$150,114	$729,376	$1,694,239	$467,566	$2,161,805
Product revenue	141,516	251,625	393,141	434,712	645,813	1,080,525

Total revenues	$720,778	$401,739	$1,122,517	$2,128,951	$1,113,379	$3,242,330

Operating income	$148,779	$31,600	$180,379	$423,696	$120,173	$543,869

11. Pending Acquisition of CheckFree Corporation

On August 2, 2007, the Company entered into an agreement to acquire CheckFree for approximately $4.4 billion payable in cash at closing. CheckFree is a publicly traded company that provides financial electronic commerce services and products. The closing of the transaction is subject to the parties obtaining necessary regulatory approvals and other customary closing conditions. To finance the transaction, the Company has obtained a commitment for bridge financing of up to $5 billion, which is exercisable at the Company's option, and anticipates obtaining long-term financing prior to closing. The acquisition is expected to close by the end of the fourth quarter of 2007 following the satisfaction of all closing conditions.

In August 2007, to manage the Company’s exposure to fluctuations in interest rates available to finance the CheckFree acquisition, the Company entered into a series of treasury lock agreements (“Treasury Locks”) and forward-starting interest rate swap agreements (“Swaps”), with total notional values of $0.9 billion and $1.0 billion, respectively. The Treasury Locks, which expire in December 2007, effectively fix the U.S. Treasury component of interest rates on five-year and ten-year borrowings to 4.4% and 4.7%, respectively, and the Swaps effectively fix the interest rates on floating rate borrowings at 5.0%, prior to financing spreads and related fees, beginning in December 2007 through September 2012. As permitted by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has designated the Treasury Locks and Swaps as cash flow hedges. Accordingly, the fair value of these derivative instruments, which totaled $18.1 million at September 30, 2007, was recorded as a liability in the condensed consolidated balance sheet with a corresponding amount recorded within accumulated other comprehensive loss, net of income taxes of $6.5 million. No amounts have been recognized in earnings due to hedge ineffectiveness or excluded from the assessment of hedge effectiveness. Based on the fair value of the Treasury Locks and Swaps at September 30, 2007, the Company estimates that approximately $1.7 million will be recognized in interest expense during the next twelve months as the Treasury Locks and Swaps are settled.

The Company expects that certain 100% owned, domestic subsidiaries (“Guarantor Subsidiaries”) of the Company will jointly and severally, and fully and unconditionally guarantee the long-term indebtedness the Company expects to incur to finance the acquisition of CheckFree. The following condensed consolidating financial information is presented on the equity method and reflects the summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$1,574	$400,420	$358,199	$(12,435)	$747,758
Product	489	131,112	299,986	(5,598)	425,989

Total revenues	2,063	531,532	658,185	(18,033)	1,173,747

Expenses:
Cost of processing and services	(2,956)	245,414	232,823	(13,639)	461,642
Cost of product	(54)	100,962	268,870	(5,131)	364,647
Selling, general and administrative	11,796	56,890	72,797	—	141,483

Total expenses	8,786	403,266	574,490	(18,770)	967,772

Operating income (loss)	(6,723)	128,266	83,695	737	205,975
Interest expense, net	(3,758)	(2,781)	(6,115)	—	(12,654)

Income (loss) from continuing operations before income taxes	(10,481)	125,485	77,580	737	193,321
Income tax provision (benefit)	(3,676)	47,298	29,479	270	73,371

Income (loss) from continuing operations	(6,805)	78,187	48,101	467	119,950
Equity in earnings of consolidated entities	127,680	—	—	(127,680)	—
Income from discontinued operations, net of income taxes	—	—	925	—	925

Net income	$120,875	$78,187	$49,026	$(127,213)	$120,875

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$943	$407,892	$324,262	$(3,721)	$729,376
Product	—	119,524	277,534	(3,917)	393,141

Total revenues	943	527,416	601,796	(7,638)	1,122,517

Expenses:
Cost of processing and services	(4,460)	256,024	218,033	(3,788)	465,809
Cost of product	—	85,905	255,833	(5,314)	336,424
Selling, general and administrative	19,430	58,217	62,258	—	139,905

Total expenses	14,970	400,146	536,124	(9,102)	942,138

Operating income (loss)	(14,027)	127,270	65,672	1,464	180,379
Interest (expense) income, net	(3,652)	449	(8,379)	—	(11,582)

Income (loss) from continuing operations before income taxes	(17,679)	127,719	57,293	1,464	168,797
Income tax provision (benefit)	(8,350)	49,704	22,287	—	63,641

Income (loss) from continuing operations	(9,329)	78,015	35,006	1,464	105,156
Equity in earnings of consolidated entities	119,417	—	—	(119,417)	—
Income from discontinued operations, net of income taxes	—	—	4,932	—	4,932

Net income	$110,088	$78,015	$39,938	$(117,953)	$110,088

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$1,693	$1,238,870	$1,033,208	$(30,061)	$2,243,710
Product	541	429,852	882,175	(17,414)	1,295,154

Total revenues	2,234	1,668,722	1,915,383	(47,475)	3,538,864

Expenses:
Cost of processing and services	(5,298)	757,055	687,998	(31,178)	1,408,577
Cost of product	865	318,098	798,899	(21,038)	1,096,824
Selling, general and administrative	51,559	182,003	224,961	—	458,523

Total expenses	47,126	1,257,156	1,711,858	(52,216)	2,963,924

Operating income (loss)	(44,892)	411,566	203,525	4,741	574,940
Interest (expense) income, net	(20,962)	9,823	(22,070)	—	(33,209)

Income (loss) from continuing operations before income taxes	(65,854)	421,389	181,455	4,741	541,731
Income tax provision (benefit)	(25,246)	161,813	69,679	1,820	208,066

Income (loss) from continuing operations	(40,608)	259,576	111,776	2,921	333,665
Equity in earnings of consolidated entities	383,282	—	—	(383,282)	—
Income from discontinued operations, net of income taxes	—	—	9,009	—	9,009

Net income	$342,674	$259,576	$120,785	$(380,361)	$342,674

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$(1,785)	$1,192,684	$979,175	$(8,269)	$2,161,805
Product	—	362,439	721,310	(3,224)	1,080,525

Total revenues	(1,785)	1,555,123	1,700,485	(11,493)	3,242,330

Expenses:
Cost of processing and services	(4,492)	749,715	657,015	(8,213)	1,394,025
Cost of product	—	251,216	644,203	(8,692)	886,727
Selling, general and administrative	56,207	172,580	188,922	—	417,709

Total expenses	51,715	1,173,511	1,490,140	(16,905)	2,698,461

Operating income (loss)	(53,500)	381,612	210,345	5,412	543,869
Interest expense, net	(1,822)	(5,624)	(22,630)	—	(30,076)

Income (loss) from continuing operations before income taxes	(55,322)	375,988	187,715	5,412	513,793
Income tax provision (benefit)	(28,141)	146,259	73,021	2,106	193,245

Income (loss) from continuing operations	(27,181)	229,729	114,694	3,306	320,548
Equity in earnings of consolidated entities	371,149	—	—	(371,149)	—
Income from discontinued operations, net of income taxes	—	—	23,420	—	23,420

Net income	$343,968	$229,729	$138,114	$(367,843)	$343,968

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$25,733	$81,959	$53,558	$—	$161,250
Trade accounts receivable, net	(6,569)	262,619	402,162	—	658,212
Prepaid expenses and other current assets	41,466	107,250	45,171	—	193,887
Assets of discontinued operations held for sale	—	—	1,987,459	—	1,987,459

Total current assets	60,630	451,828	2,488,350	—	3,000,808

Investments in affiliates	3,214,728	—	—	(3,214,728)	—
Goodwill and intangible assets, net	(1,204)	1,465,183	1,514,233	—	2,978,212
Other long-term assets, net	9,507	168,308	121,104	—	298,919

Total assets	$3,283,661	$2,085,319	$4,123,687	$(3,214,728)	$6,277,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$141,460	$375,648	$402,335	$—	$919,443
Liabilities of discontinued operations held for sale	—	—	1,817,603	—	1,817,603

Total current liabilities	141,460	375,648	2,219,938	—	2,737,046

Long-term debt	852,055	10,684	48,264	—	911,003
Due to (from) affiliates	(330,556)	(252,955)	583,511	—	—
Other long-term liabilities	238,801	5,621	3,567	—	247,989

Total liabilities	901,760	138,998	2,855,280	—	3,896,038

Total shareholders’ equity	2,381,901	1,946,321	1,268,407	(3,214,728)	2,381,901

Total liabilities and shareholders' equity	$3,283,661	$2,085,319	$4,123,687	$(3,214,728)	$6,277,939

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$24,097	$72,773	$52,570	$—	$149,440
Trade accounts receivable, net	(4,333)	272,598	310,233	—	578,498
Prepaid expenses and other current assets	33,098	84,792	53,957	—	171,847
Assets of discontinued operations held for sale	—	—	2,113,455	—	2,113,455

Total current assets	52,862	430,163	2,530,215	—	3,013,240

Investments in affiliates	2,802,014	—	—	(2,802,014)	—
Goodwill and intangible assets, net	(977)	1,478,629	1,476,634	—	2,954,286
Other long-term assets, net	4,960	166,504	112,708	—	284,172

Total assets	$2,858,859	$2,075,296	$4,119,557	$(2,802,014)	$6,251,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$68,660	$408,540	$399,150	$—	$876,350
Liabilities of discontinued operations held for sale	—	—	1,944,026	—	1,944,026

Total current liabilities	68,660	408,540	2,343,176	—	2,820,376

Long-term debt	697,270	14,065	35,921	—	747,256
Due to (from) affiliates	(582,020)	(45,029)	627,049	—	—
Other long-term liabilities	249,327	5,190	3,927	—	258,444

Total liabilities	433,237	382,766	3,010,073	—	3,826,076

Total shareholders’ equity	2,425,622	1,692,530	1,109,484	(2,802,014)	2,425,622

Total liabilities and shareholders' equity	$2,858,859	$2,075,296	$4,119,557	$(2,802,014)	$6,251,698

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$1,758	$297,641	$159,304	$226	$458,929

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(3,436)	(67,827)	(50,075)	2,383	(118,955)
Payment for acquisitions of businesses, net of cash acquired	(42,182)	(539)	(53,041)	—	(95,762)
Other investing activities	(18)	—	—	18	—

Net cash used in investing activities from continuing operations	(45,636)	(68,366)	(103,116)	2,401	(214,717)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	207,062	(3,138)	(6,006)	—	197,918
Purchase of treasury stock	(469,217)	—	—	—	(469,217)
Other financing activities	307,669	(216,951)	(49,194)	(2,627)	38,897

Net cash (used in) provided by financing activities from continuing operations	45,514	(220,089)	(55,200)	(2,627)	(232,402)

Change in cash and cash equivalents	1,636	9,186	988	—	11,810
Beginning balance	24,097	72,773	52,570	—	149,440

Ending balance	$25,733	$81,959	$53,558	$—	$161,250

FISERV, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$12,281	$283,392	$137,875	$3,306	$436,854

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs for external customers	(1,095)	(82,193)	(61,499)	—	(144,787)
Payment for acquisitions of businesses, net of cash acquired	(40,393)	(39,567)	(103,831)	—	(183,791)
Other investing activities	28,000	(948)	4,533	—	31,585

Net cash used in investing activities from continuing operations	(13,488)	(122,708)	(160,797)	—	(296,993)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	221,026	(2,079)	5,821	—	224,768
Purchase of treasury stock	(421,399)	—	—	—	(421,399)
Other financing activities	200,242	(159,906)	2,059	(3,306)	39,089

Net cash (used in) provided by financing activities from continuing operations	(131)	(161,985)	7,880	(3,306)	(157,542)

Change in cash and cash equivalents	(1,338)	(1,301)	(15,042)	—	(17,681)
Beginning balance	20,616	86,678	62,238	—	169,532

Ending balance	$19,278	$85,377	$47,196	$—	$151,851

12. Subsequent Event

On November 1, 2007, the Company entered into an agreement to sell substantially all of its health businesses, which provide health plan administration, pharmacy management and other related services, to United Healthcare Services, Inc. (“United Healthcare”) for an aggregate purchase price of $775 million in cash at closing. Consummation of the transaction is subject to customary conditions, including receipt of regulatory approvals, and is expected to be completed by the end of 2007 or in the first quarter of 2008. The Company will report the financial results of the health businesses to be sold to United Healthcare as discontinued operations beginning in the fourth quarter of 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should,” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements included in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors relating to the acquisition of CheckFree Corporation (“CheckFree”) that could affect our results include: the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the outcome of any legal proceedings that may be instituted against us or others related to the merger agreement; conditions to the completion of the transaction may not be satisfied, or the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; we may not secure financing for the transaction on the terms anticipated; the amount of the costs, fees, expenses and charges related to the merger and the execution of the financing transactions necessary to consummate the merger may be different than expected; and our and CheckFree’s ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger may be different than currently planned. The factors relating to our dispositions of Fiserv Investment Support Services (“Fiserv ISS”) and the health businesses proposed to be sold to United Healthcare Services, Inc. (“Fiserv Health”) that could affect our results include: conditions to the completion of the transactions may not be satisfied, or the regulatory approvals required for the transactions may not be obtained on the terms expected or on the anticipated schedule; we may not obtain all of the expected proceeds from the transactions; the amount of the costs, fees, expenses and charges related to the dispositions may be greater than anticipated; we and the acquirers of Fiserv ISS and Fiserv Health may not be able to meet our expectations regarding the timing, completion or accounting and tax treatments of the dispositions. Other factors that may affect our results include, among others, changes in customer demand for our products or services, pricing and other actions by competitors, the potential impact of our Fiserv 2.0 initiatives, general changes in economic conditions and other factors discussed under “Risk Factors” in this report and those identified in our Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission. We urge you to consider these factors carefully in evaluating the forward-looking statements and caution you not to place undue reliance upon forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect subsequent events or circumstances.

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

On May 24, 2007, we signed definitive agreements to sell Fiserv ISS in two separate transactions. We anticipate receiving gross proceeds from the transactions of approximately $355 million at closing plus contingent cash consideration of up to $100 million based on the achievement of revenue targets over the twelve months subsequent to closing. We expect that the proceeds from the transactions, net of taxes and transaction expenses, not including the contingent consideration, will be approximately $250 million. The transaction with TD AMERITRADE Online Holdings Corp. is currently expected to close in the fourth quarter of 2007 and the transaction with Robert Beriault Holdings, Inc. is expected to close in the first quarter of 2008. The financial results of Fiserv ISS are reported as discontinued operations for all periods presented.

On August 2, 2007, the Company entered into an agreement to acquire CheckFree for approximately $4.4 billion payable in cash at closing. CheckFree is a publicly traded company that provides financial electronic commerce services and products. The closing of the transaction is subject to the parties obtaining necessary regulatory approvals and other customary closing conditions. The transaction is expected to close by the end of the fourth quarter of 2007 following the satisfaction of all closing conditions.

On November 1, 2007, we entered into an agreement to sell Fiserv Health, which provides health plan administration, pharmacy management and other related services, to United Healthcare Services, Inc. (“United Healthcare”) for an aggregate purchase price of $775 million in cash at closing. We expect that the proceeds from the transaction, net of taxes and transaction expenses, will be approximately $475 million. Consummation of the transaction is subject to customary conditions, including receipt of regulatory approvals, and is expected to be completed by the end of 2007 or in the first quarter of 2008. We will report the financial results of Fiserv Health as discontinued operations beginning in the fourth quarter of 2007.

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and accompanying notes to help provide an understanding of our results of operations, our financial condition and the changes in our financial condition. Our discussion is organized as follows:

•	Recent accounting pronouncements. This section provides a discussion of recent accounting pronouncements that may impact our results of operations and financial condition in the future.

•	Non-GAAP financial measures. This section provides a discussion of non-GAAP financial measures that we use in this report.

•

Results of operations. In this section, we provide an analysis of the results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three-month and nine-month periods ended September 30, 2007 to the results for the three-month and nine-month periods ended September 30, 2006.

•

Liquidity and capital resources. In this section, we provide an analysis of our cash flows and outstanding debt as of September 30, 2007. We also describe anticipated financing transactions related to our pending acquisition of CheckFree.

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

We measure internal revenue growth percentage as the increase or decrease in total revenue for the current period less “acquired revenue from acquisitions” divided by total revenues from the prior year period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies for the prior year period. “Acquired revenue from acquisitions” was $11.5 million ($1.5 million in the Financial segment and $10.1 million in the Insurance segment) in the third quarter of 2007 and $84.4 million ($38.0 million in the Financial segment and $46.4 million in the Insurance segment) for the nine months ended September 30, 2007. Internal revenue growth percentage is a non-GAAP financial measure that we believe is useful to investors because it allows them to see the portion of our revenue growth that is attributed to acquired companies as compared to internal revenue growth.

We measure free cash flow as net income, excluding discontinued operations, plus share-based compensation, depreciation and amortization, less capital expenditures, plus or minus changes in net working capital. Free cash flow is a non-GAAP financial measure that we believe is useful to investors because it shows our available cash flow after we have satisfied the capital requirements of our operations before debt service.

Results of Operations

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenues, and the change in those amounts from year to year. This information should be read along with the condensed consolidated financial statements and accompanying notes.

Three months ended September 30, (Dollars in millions)	2007	2006	Percentage of Revenue		Increase
			2007	2006	$	%
Revenues:
Processing and services	$747.8	$729.4	63.7%	65.0%	$18.4	3%
Product	426.0	393.1	36.3%	35.0%	32.8	8%

Total revenues	1,173.7	1,122.5	100%	100%	51.2	5%

Expenses:
Cost of processing and services (1)	461.6	465.8	61.7%	63.9%	(4.2)	-1%
Cost of product (1)	364.6	336.4	85.6%	85.6%	28.2	8%

Sub-total (2)	826.3	802.2	70.4%	71.5%	24.1	3%
Selling, general and administrative (2)	141.5	139.9	12.1%	12.5%	1.6	1%

Total expenses (2)	967.8	942.1	82.5%	83.9%	25.6	3%

Operating income (2)	$206.0	$180.4	17.5%	16.1%	$25.6	14%

Nine months ended September 30, (Dollars in millions)	2007	2006	Percentage of Revenue		Increase
			2007	2006	$	%
Revenues:
Processing and services	$2,243.7	$2,161.8	63.4%	66.7%	$81.9	4%
Product	1,295.2	1,080.5	36.6%	33.3%	214.6	20%

Total revenues	3,538.9	3,242.3	100%	100%	296.5	9%

Expenses:
Cost of processing and services (1)	1,408.6	1,394.0	62.8%	64.5%	14.6	1%
Cost of product (1)	1,096.8	886.7	84.7%	82.1%	210.1	24%

Sub-total (2)	2,505.4	2,280.8	70.8%	70.3%	224.6	10%
Selling, general and administrative (2)	458.5	417.7	13.0%	12.9%	40.8	10%

Total expenses (2)	2,963.9	2,698.5	83.8%	83.2%	265.5	10%

Operating income (2)	$574.9	$543.9	16.2%	16.8%	$31.1	6%

(1)	Each percentage of revenue equals the relevant expense amount divided by the related component of total revenues.
(2)	Each percentage of revenue equals the relevant expense or operating income amount divided by total revenues.

Total Revenues

Total revenues increased $51.2 million, or 5%, in the third quarter of 2007 compared to 2006 and $296.5 million, or 9%, in the first nine months of 2007 compared to 2006. The internal revenue growth rate was 4% and 6% in the third quarter and first nine months of 2007, respectively, with the remaining growth resulting from acquisitions. Overall internal revenue growth was primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients.

Processing and services revenues increased 3% in the third quarter of 2007 compared to 2006 and 4% in the first nine months of 2007 compared to 2006. These increases were primarily driven by sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and incremental revenue attributable to acquisitions, offset by revenue decreases in our lending processing businesses due to lower processing volumes primarily resulting from the recent downturn in the U.S. mortgage markets. Additionally processing and services revenues for the first nine months of 2007 were negatively impacted by a $31.7 million decrease in flood claims processing revenues which were primarily earned in the first quarter of 2006.

Product revenues increased 8% in the third quarter of 2007 compared to 2006 and 20% in the first nine months of 2007 compared to 2006. These overall increases were primarily due to sales to new clients and increases in transaction volumes from existing clients in the pharmacy management and workers' compensation businesses. The revenue growth in the pharmacy management and workers' compensation businesses was impacted significantly by the inclusion of prescription product costs in both revenues and expenses of $229 million and $211 million in the third quarters of 2007 and 2006, respectively, and $676 million and $532 million in the first nine months of 2007 and 2006, respectively. The decline in product revenue growth in the third quarter of 2007, compared to the first half of 2007, was primarily due to the one-year anniversary of two large pharmacy management contracts which were signed at the end of the second quarter of 2006.

Total Expenses

Total expenses increased $25.6 million, or 3%, in the third quarter of 2007 compared to 2006 and $265.5 million, or 10%, in the first nine months of 2007 compared to 2006. The decreases in cost of processing and services as a percentage of processing and services revenue in 2007 compared to the 2006 periods were primarily due to higher-margin revenues and improvements in operating efficiencies in our bank core processing and payments businesses and lower investment spending in our lending businesses in 2007. The increase in cost of product as a percentage of product revenue during the first nine months of 2007 compared to 2006 was primarily due to the significant increase in prescription product costs primarily in the first half of 2007 due to two large pharmacy management contracts signed in 2006. Selling, general and administrative expenses as a percentage of total revenues were consistent in the three-month and nine-month periods ended September 30, 2007 and 2006, and increased on a year-to-date basis by $40.8 million due primarily to charges of $16.9 million in the second quarter of 2007 related to ceasing an investment in a new technology platform in our health plan management business and other facility shutdown and severance expenses in the Insurance segment.

Operating Income and Operating Margin

Operating income increased $25.6 million, or 14%, in the third quarter of 2007 compared to 2006 and $31.1 million, or 6%, in the first nine months of 2007 compared to 2006. Operating margins increased 1.4 percentage points in the third quarter and decreased 0.6 percentage points in the first nine months of 2007 compared to the respective periods in 2006.

Our operating margin during the third quarter and first nine months of 2007 was positively impacted by strong performance in our Financial segment and negatively impacted by our Insurance segment. The improved operating income and margins in the third quarter of 2007 as compared to the prior year period were primarily impacted by increases in higher-margin revenues and improvements in operating efficiencies in our bank core processing and payments businesses offset by weakness in several of our lending businesses due to lower processing volumes in 2007. Operating income and margins in the first nine months of 2007 compared to 2006 were negatively impacted by a $31.7 million decrease in higher-margin flood claims processing revenues in our Insurance segment, which were primarily earned in the first quarter of 2006, charges of $16.9 million in the second quarter of 2007 related to ceasing an investment in a new technology platform in our health plan management business and other facility shutdown and severance expenses in the Insurance segment, a significant increase in revenues in the pharmacy management and workers' compensation businesses, which generate operating margins in the low- to mid-single digits offset by lower investment spending in several of our lending businesses in 2007. The inclusion of prescription product costs in both revenues and expenses reduced operating margins by approximately 4 percentage points and 3 percentage points in the first nine months of 2007 and 2006, respectively.

Segment Results

The following table presents, for the periods indicated, revenues, operating income and operating margin for our business segments.

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	Financial	Insurance	Total	Financial	Insurance	Total
Total revenues:
2007	$753.3	$420.5	$1,173.7	$2,274.3	$1,264.6	$3,538.9
2006	720.8	401.7	1,122.5	2,129.0	1,113.4	3,242.3
Revenue growth	5%	5%	5%	7%	14%	9%

Operating income:
2007	$173.5	$32.4	$206.0	$499.0	$75.9	$574.9
2006	148.8	31.6	180.4	423.7	120.2	543.9
Operating income growth (decline)	17%	3%	14%	18%	(37%)	6%

Operating margin:
2007	23.0%	7.7%	17.5%	21.9%	6.0%	16.2%
2006	20.6%	7.9%	16.1%	19.9%	10.8%	16.8%
Operating margin growth (decline) (1)	2.4%	(0.1%)	1.5%	2.0%	(4.8%)	(0.5%)

(1)	Represents the percentage point improvement or decline in operating margin.

Financial

Revenues in the Financial segment increased $32.5 million, or 5%, in the third quarter of 2007 compared to 2006 and $145.3 million, or 7%, in the first nine months of 2007 compared to 2006. The internal revenue growth rate in the Financial segment was 4% and 5% in the three months and nine months ended September 30, 2007, respectively, with the remaining growth resulting from acquisitions. Internal revenue growth in the Financial segment during the third quarter and first nine months of 2007 was primarily driven by new clients, cross-sales to existing clients and increased transaction volumes for existing clients in our depository institution core processing, electronic payments and card fulfillment businesses offset by a decrease in volumes in our lending businesses in 2007.

Operating income in the Financial segment increased $24.7 million, or 17%, in the third quarter of 2007 compared to 2006 and $75.4 million, or 18%, in the first nine months of 2007 compared to 2006. Operating margins improved 2.4 percentage points to 23.0% in the third quarter of 2007 and 2.0 percentage points to 21.9% in the first nine months of 2007 compared to the comparable periods in 2006. The increases in operating income and operating margins in our Financial segment in 2007 resulted primarily from increased higher-margin revenues in our core processing and electronic payments businesses, overall operating efficiencies in our bank and credit union core processing and payments businesses, increased contract termination fees and lower investment spending in our lending businesses during the 2007 periods compared to the 2006 periods. Operating margins were negatively impacted by lower volumes in our lending businesses in 2007. Contract termination fees totaled $29.6 million and $16.3 million during the first nine months of 2007 and 2006, respectively.

Insurance

Revenues in the Insurance segment increased $18.7 million, or 5%, in the third quarter of 2007 compared to 2006 and $151.2 million, or 14%, in the first nine months of 2007 compared to 2006. The internal revenue growth rate in the Insurance segment was 2% and 9% in the three months and nine months ended September 30, 2007, respectively, with the remaining growth resulting from acquisitions. Internal revenue growth in the third quarter and first nine months of 2007 was primarily the result of sales to new clients and increased volumes in our pharmacy management businesses. Partially offsetting the growth in the first nine months of 2007 was a $31.7 million decrease in flood claims processing revenues which were primarily earned in the first quarter of 2006 and continued significant competition with the large national accounts in our health plan management business. Flood claims processing revenues were $2.9 million and $34.6 million in the first nine months of 2007 and 2006, respectively. The decline in revenue growth in third quarter of 2007, compared to the first half of 2007, was primarily due to the one-year anniversary of two large pharmacy management contracts which were signed at the end of the second quarter of 2006.

Operating income in the Insurance segment increased $0.8 million in the third quarter of 2007 and decreased $44.3 million in the nine-month period ended September 30, 2007 compared to the 2006 periods. Operating margin was 7.7% in the third quarter of 2007 which was consistent with the third quarter of 2006. Operating margin for the first nine months of 2007 decreased 4.8 percentage points to 6.0% from 10.8% in 2006. The decreases in operating income and operating margins in the Insurance segment for the first nine months of 2007 resulted primarily from a $31.7 million decrease in higher-margin flood claims processing revenues earned primarily in the first quarter of 2006 and charges of $16.9 million in the second quarter of 2007 related to ceasing an investment in a new technology platform in our health plan management business and other facility shutdown and severance expenses. Additionally, operating margins were negatively impacted by the significant increase in revenues in the pharmacy management and workers' compensation businesses, which generate operating margins in the low- to mid-single digits, and expenses associated with our consumer directed and business process outsourcing initiatives. The inclusion of prescription product costs in both revenues and expenses negatively impacted operating margins in the Insurance segment by approximately 7 percentage points and 10 percentage points in the first nine months of 2007 and 2006, respectively.

Discontinued Operations

Income from discontinued operations was $0.9 million and $4.9 million in the third quarter of 2007 and 2006, respectively, and $9.0 million and $23.4 million in the first nine months of 2007 and 2006, respectively. The decreases in income from discontinued operations in 2007 compared to the same periods in 2006 were primarily the result of transaction related costs associated with the sale of Fiserv ISS which on an after-tax basis totaled $4.8 million and $5.9 million in the third quarter and first nine months of 2007, respectively. A $6.7 million after-tax gain was recorded in the second quarter of 2006 related to the achievement of revenue targets by the securities clearing businesses which we sold in 2005.

Interest Expense, Net

Interest expense increased $1.1 million and $3.1 million in the third quarter and first nine months of 2007, respectively, as compared to the 2006 periods due primarily to rising interest rates and increased average borrowings outstanding.

Income Tax Provision

The effective income tax rate for continuing operations was 38.0% and 37.7% in the third quarter of 2007 and 2006, respectively, and 38.4% and 37.6% in the first nine months of 2007 and 2006, respectively. The lower effective tax rate in the 2006 periods primarily resulted from tax benefits associated with changes in state tax laws and the finalization of various tax returns. We expect that the effective income tax rate for continuing operations for the remainder of 2007 will be 38.5%.

Diluted Net Income Per Share - Continuing Operations

Diluted net income per share from continuing operations was $0.72 and $0.60 in the third quarter of 2007 and 2006, respectively, and $1.97 and $1.80 in the first nine months of 2007 and 2006, respectively. Diluted net income per share in the 2007 periods compared to 2006 was positively impacted by operating income growth in our Financial segment and negatively impacted by operating results in our Insurance segment, primarily due to a significant decrease in higher-margin flood claims processing revenues earned in the first quarter of 2006 and charges of $16.9 million, $0.06 per share, in the second quarter of 2007 related to ceasing an investment in a new technology platform in our health plan management business and other facility shutdown and severance expenses.

Liquidity and Capital Resources

The following tables summarize our free cash flow:

Nine months ended September 30, (In millions)	2007	2006
Net income	$342.7	$344.0
Adjustment for discontinued operations	(9.0)	(23.4)
Share-based compensation	19.9	23.3
Depreciation and amortization	151.6	134.9
Capital expenditures	(119.0)	(144.8)

Free cash flow before changes in working capital	386.2	334.0
Changes in working capital, net	(46.2)	(41.9)

Free cash flow	$340.0	$292.1

Net cash provided by operating activities from continuing operations	$459.0	$436.9
Capital expenditures	(119.0)	(144.8)

Free cash flow	$340.0	$292.1

Free cash flow increased $47.9 million, or 16%, to $340.0 million in the first nine months of 2007 compared to $292.1 million in the first nine months of 2006. The increase in free cash flow was primarily due to a $25.8 million decrease in capital expenditures in 2007.

In the first nine months of 2007, we used our free cash flow and borrowings under our revolving credit facility and commercial paper program primarily to repurchase 8.6 million shares of our common stock for $469.2 million and to fund acquisition related payments of $95.8 million. On January 31, 2007, our board of directors authorized the repurchase of up to 10 million shares of our common stock. Share repurchases under this authorization are expected to be made through open market transactions as market conditions warrant. Shares repurchased have historically been held for issuance in connection with acquisitions and equity plans.

At September 30, 2007, we had $972 million of long-term debt outstanding (including current maturities) of which $660 million was outstanding under our $900 million unsecured revolving credit facility with a syndicate of banks. As further discussed below, we may increase the availability under this facility up to $1.25 billion, subject to a number of conditions, including the absence of any default under the credit agreement. The revolving credit facility contains various restrictions and covenants, including, among other requirements, that our consolidated indebtedness is limited to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization. The facility expires on March 24, 2011. We were in compliance with all debt covenants through September 30, 2007.

We are authorized to issue $500 million of unsecured commercial paper under our existing commercial paper program. Under this program, we may issue commercial paper with maturities of up to 397 days from the date of issuance. The revolving credit facility supports 100% of our outstanding commercial paper. As a result, borrowings under the commercial paper program reduce the amount of credit available under the revolving credit facility. At September 30, 2007, there were no amounts outstanding under this program, and we do not anticipate issuing commercial paper under current market conditions.

Anticipated Financing Transactions

In connection with the funding of our anticipated acquisition of CheckFree, we have completed, or expect to complete, the following financing transactions:

•

We plan to raise approximately $4.5 billion through a combination of proceeds from the issuance of senior unsecured notes and a new unsecured term loan. We expect to issue the notes prior to the closing of the CheckFree acquisition and that the indenture governing the notes will require us to redeem the notes if the CheckFree acquisition is not completed. We anticipate that the unsecured term loan will be funded upon the closing of the CheckFree acquisition and that it will bear interest at a variable rate equal to LIBOR plus a specified margin. We expect that the term loan facility will contain various restrictions and covenants substantially similar to those found in our revolving credit facility, as amended.

•

In connection with the foregoing financing transactions, and prior to the closing of the CheckFree acquisition, we expect to amend a number of the restrictions and covenants contained in our current revolving credit facility. We anticipate that the credit facility, as amended, will require us, among other matters, to limit our consolidated indebtedness to no more than a specified multiple (ranging from 3.5 to 4.5) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments at the end of any fiscal quarter for the four consecutive fiscal quarters then ending (giving pro forma effect to acquisitions and dispositions during such period); and our consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments must be at least three times our consolidated interest expense at the end of each fiscal quarter for the four consecutive fiscal quarters then ending (giving pro forma effect to acquisitions and dispositions during such period). We expect that the expiration date of the facility will continue to be March 24, 2011 and that we will continue to have the flexibility to increase our borrowings under the facility up to $1.25 billion subject to the satisfaction of a number of conditions.

•

Finally, in connection with the CheckFree acquisition, we have obtained a commitment for bridge financing of up to $5.0 billion, which is exercisable at our option to be used to finance the CheckFree acquisition. We expect to exercise this option only if we are not able to consummate the other financing transactions on the terms described above and need to raise additional funds to complete the CheckFree acquisition.

We anticipate that these financing arrangements will be fully and unconditionally guaranteed by certain of our 100% owned subsidiaries, and will have a weighted-average annual interest rate of 6.2% to 6.6%. The amount of funds that we raise pursuant to the term loan and notes offering may vary due to prevailing market conditions, and there is no guarantee that we will be able to complete these financing transactions on the terms anticipated, or at all.

We expect to use our free cash flow and the net proceeds from the dispositions of Fiserv ISS and Fiserv Health primarily to repay debt, including the debt we expect to incur to finance the acquisition of CheckFree, and to support future business opportunities, which may include acquisitions, capital expenditures or share repurchases.

We believe that our cash flow from operations, the proceeds from the financing transactions described above and other available sources of funds will be adequate to fund the CheckFree acquisition and meet our operating requirements, required operating lease payments, required repayments of long-term debt, and expected capital spending needs in 2007 and 2008. At September 30, 2007, we had approximately $230 million available for borrowing under our credit facility and $161 million of cash and cash equivalents.

Off-Balance Sheet Arrangements and Contractual Obligations

We have entered into a definitive agreement to acquire CheckFree in an all-cash transaction valued at approximately $4.4 billion. Under terms of the merger agreement, CheckFree shareholders will receive $48.00 in cash for each share of common stock. The transaction is expected to be completed by December 31, 2007, subject to regulatory approvals and customary closing conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In August 2007, to manage our exposure to fluctuations in interest rates available to finance the CheckFree acquisition, we entered into a series of treasury lock agreements (“Treasury Locks”) and forward-starting interest rate swap agreements (“Swaps”), with total notional values of $0.9 billion and $1.0 billion, respectively. The Treasury Locks, which expire in December 2007, effectively fix the U.S. Treasury component of interest rates on five-year and ten-year borrowings to 4.4% and 4.7%, respectively, and the Swaps effectively fix the interest rates on floating rate borrowings at 5.0%, prior to financing spreads and related fees, beginning in December 2007 through September 2012. As permitted by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we have designated the Treasury Locks and Swaps as cash flow hedges. Accordingly, the fair value of these derivative instruments, which totaled $18.1 million at September 30, 2007, was recorded as a liability in the condensed consolidated balance sheet. A decrease of 50 basis points in 5-year and 10-year U.S. Treasury rates would increase the total amount we would be required to pay in the event we elected to terminate the Treasury Locks and Swaps, with combined notional values of $1.9 billion, by approximately $60 million as of September 30, 2007.

Other than as described in the preceding paragraph, the quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 and have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2007, a class was certified by the United States District Court for the Central District of California in a lawsuit against Fiserv Trust Company (“Fiserv Trust”) alleging that Fiserv Trust, which serves as a custodian and administrator of investment accounts, knew or should have known that third parties were perpetrating an alleged Ponzi scheme and that it breached its contractual and common law duties and aided and abetted the scheme by not advising the plaintiffs to avoid investing in the alleged scheme. In May 2007, a petition for permission to appeal the class certification order was granted by the United States Court of Appeals for the Ninth Circuit, and the class certification is being appealed. We believe that the suit is without merit and intend to contest it vigorously. Nevertheless, we are unable to estimate or predict the ultimate outcome of this matter or to determine whether it will have a material adverse impact on our results from discontinued operations or condensed consolidated financial statements. Accordingly, no amounts have been accrued in the condensed consolidated financial statements for the outcome of this matter. On July 6, 2007, a related action involving Fiserv Trust in California Superior Court in San Diego, California was dismissed with prejudice. The dismissal was appealed on October 3, 2007 and is expected to be heard by the California Court of Appeal.

On August 30, 2007, following the announcement of our proposed acquisition of CheckFree, a class action complaint was filed in the Delaware Court of Chancery against Fiserv, Inc., CheckFree Corporation, and individual directors of CheckFree. The complaint alleges, among other things, that there was insufficient disclosure in the proxy statement distributed by CheckFree to its stockholders in connection with the CheckFree special meeting of stockholders to approve the proposed acquisition and that the consideration to be paid to such stockholders is not sufficient. On October 10, 2007, this case was consolidated with another class action, also filed in the Delaware Court of Chancery, in which we were not named as a defendant. The plaintiffs in the consolidated action are seeking injunctive and monetary relief. Also on October 10, 2007, the plaintiffs filed a motion for a preliminary injunction to postpone the CheckFree special meeting of stockholders and the closing of the acquisition. This motion was denied on October 18, 2007. The case remains pending, and may continue even if we complete the acquisition. We believe that the suit is without merit and intend to contest it vigorously. Nevertheless, we are unable to estimate or predict the ultimate outcome of this matter or to determine whether it will have a material adverse impact on our ability to complete the proposed acquisition of CheckFree or our results of operations or condensed consolidated financial statements. Accordingly, no amounts have been accrued in the condensed consolidated financial statements for the outcome of this matter.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the risks described below, together with the information contained under “Risk Factors” in our Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment in us.

We may not complete the sale of our Investment Support Services or Fiserv Health businesses or the acquisition of CheckFree in the time frame we anticipate, or at all.

On May 24, 2007, we signed definitive agreements to sell our Investment Support Services business in two separate transactions. The transaction with TD AMERITRADE Online Holdings Corp. is currently expected to close in the fourth quarter of 2007 and the transaction with Robert Beriault Holdings, Inc. is expected to close in the first quarter of 2008. On August 2, 2007, we announced that we had entered into an agreement to acquire CheckFree Corporation and the transaction is expected to close by the end of 2007. And, on November 1, 2007, we entered into an agreement to sell substantially all of our health businesses to United Healthcare Services, Inc. The transaction is expected to close by the end of 2007 or in the first quarter 2008. The completion of each transaction is subject to a number of risks and uncertainties, including: the satisfaction of the conditions to the completion of the transactions; the parties to the transactions obtaining the necessary regulatory approvals; the occurrence of any event, change or other circumstance that could give rise to the termination of the applicable transaction agreement; the outcome of any legal proceedings that may be instituted against us or others; in the case of the CheckFree acquisition, the completion of the financing transactions necessary to consummate the merger; and, in the case of the sales of Fiserv ISS and Fiserv Health, our ability to obtain the expected proceeds from the transactions. These and other factors could cause our ability to complete the transactions on the terms and within the time frames anticipated to be different than expected, and this could have a material adverse effect on our business, financial condition or results from operations.

If we complete the acquisition of CheckFree, the integration of CheckFree may prove to be difficult, strain our resources and subject us to liabilities, and we may not realize the expected benefits of the acquisition.

Our planned acquisition of CheckFree is substantially larger than any of our previous acquisitions. The expansion of our business and operations resulting from the acquisition of CheckFree, including the differences in the strategies and infrastructures of our companies, may strain our administrative, operational and financial resources. The integration of CheckFree will require the time, effort, attention and dedication of management resources and may distract management from other responsibilities. The integration process could create a number of potential challenges and adverse consequences, including the possible unexpected loss of key employees, clients or suppliers, a possible loss of sales, an increase in operating and other costs, and the need to modify and integrate information systems and operating accounting controls and procedures. We may have difficulty integrating CheckFree’s operations with our operations, including with respect to coordinating geographically separate organizations, coordinating marketing functions and consolidating corporate and administrative infrastructures. In addition, the integration of CheckFree may subject us to liabilities existing at CheckFree, some of which may be material or unknown. These types of challenges and uncertainties could have a material adverse effect on our business, cash flows, results of operations and financial condition. Our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to successfully integrate the businesses of Fiserv and CheckFree and we cannot assure you that the combination of the two companies will result in the realization of the anticipated economic, operational and other benefits from the acquisition within expected timeframes or at all. In particular, we have estimated that we will achieve annual cost savings of more than $100 million and annual revenue synergies of more than $125 million as we integrate the CheckFree acquisition over the next several years. Our ability to achieve those savings and synergies depend on a number of factors, some of which are beyond our control, and we will not be able to fully assess these opportunities until after the completion of the acquisition. As a result, the integration of CheckFree may not generate the expected revenue synergies, cross-selling opportunities or cost savings on the expected timeframes or at all. If we are unable to successfully implement our planned integration with CheckFree and realize the expected benefits from the acquisition, our results of operations and cash flows could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2007	1,910,000	$54.83	1,910,000	2,414,059
August 1-31, 2007	400,000	47.72	400,000	2,014,059
September 1-30, 2007	211,300	46.83	211,300	1,802,759

Total	2,521,300		2,521,300

(1)	On January 31, 2007, our board of directors authorized the repurchase of up to 10 million shares of our common stock. The repurchase authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: November 8, 2007	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated By-Laws (1)

10.1	Release, dated August 2, 2007, by and between Fiserv, Inc. and Michael D. Gantt

31.1	Certification of the Chief Executive Officer, dated November 8, 2007

31.2	Certification of the Chief Financial Officer, dated November 8, 2007

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated November 8, 2007

(1)	Previously filed as an exhibit to our Current Report on Form 8-K dated August 14, 2007 which is hereby incorporated by reference.