Form 10-K
period 2007-12-31
FISERV INC
filed 2008-02-28
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 29, 2007 (the last trading day of the second fiscal quarter) was $9,273,199,638 based on a closing price of $56.80 on the Nasdaq stock market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 26, 2008 was 164,416,131.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2008 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, our ability to successfully integrate CheckFree Corporation, changes in customer demand for our products or services, pricing and other actions by competitors, the potential impact of our Fiserv 2.0 strategic initiatives, our ability to complete the sale of the remaining portion of our investment support services business, general changes in economic conditions and other factors discussed in this report under the heading “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof.

PART I

In this report, all references to “we,” “us,” and “our” refer to Fiserv, Inc., a Wisconsin corporation, and, unless the context otherwise requires, its consolidated subsidiaries.

Item 1. Business

Overview

We provide integrated information management systems and services, including transaction processing, electronic commerce products and services, business process outsourcing, document distribution services, and software and systems solutions. We serve more than 18,000 clients worldwide, including banks, credit unions, financial planners and investment advisers, insurance companies and agents, leasing companies, lenders, savings institutions, retailers and merchants, government bodies, and publicly and privately owned companies. We operate centers in the United States for full-service financial data processing, software system development, item processing and check imaging, technology support and related businesses. Our operations are principally located in the United States. In 2007, our international operations contributed approximately 5% of total revenues from Argentina, Australia, Canada, China, Colombia, Costa Rica, France, India, Indonesia, Luxembourg, Malaysia, Mexico, the Netherlands, the Philippines, Puerto Rico, Poland, Singapore and the United Kingdom.

We were formed through the combination of two major regional data processing firms that began as the data processing operations of their parent financial institutions. Since we began, we have grown by developing highly specialized services and product enhancements, adding new clients, and acquiring businesses that complement ours. We originally incorporated in Delaware in 1984, and reincorporated as a Wisconsin corporation in 1992. Our headquarters are located at 255 Fiserv Drive, Brookfield, Wisconsin 53045, and our telephone number is (262) 879-5000.

Recent Developments

In December 2007, we acquired CheckFree Corporation (“CheckFree”), a leader in electronic commerce services and products, including electronic bill payment and Internet banking, for approximately $4.4 billion in cash and sold CredStar, a mortgage credit reporting unit. In the first quarter of 2008, we sold Fiserv Health, Inc. (“Fiserv Health”) to UnitedHealthcare Services, Inc. for $721 million in cash, which amount includes initial adjustments for net working capital and certain indebtedness of Fiserv Health and its subsidiaries as of the closing, and we sold the majority of our Fiserv Investment Support Services business (“Fiserv ISS”) to TD Ameritrade Online Holdings, Inc. for $225 million in cash at closing, plus the amount of acquired regulatory capital. The second part of the Fiserv ISS sale, to Robert Beriault Holdings, Inc., is expected to close by the end of the second quarter of 2008. We also sold Del Mar Database, a provider of loan broker management products, in the first quarter of 2008.

The Markets We Serve

Our operations are classified into three business segments: our financial institution services business segment (our “Financial” segment); our insurance services business segment (our “Insurance” segment); and our CheckFree business segment (our “CheckFree” segment). The businesses that make up our Financial segment provide account and transaction processing systems and services to financial institutions, such as banks, thrifts and credit unions, and other financial intermediaries. The businesses that comprise our Insurance segment provide a wide range of services to insurance carriers, agents, and distributors. The businesses that comprise our CheckFree segment provide online banking, electronic billing and payment, software applications and investment management solutions to financial institutions and financial services organizations. CheckFree is presented as a separate segment because it was acquired on December 3, 2007. In the first quarter of 2008, we expect that we will realign our business segments when our new reporting structure and CheckFree integration plans are finalized.

Financial

The market for products and services offered by financial institutions undergoes continuous change. The financial industry regularly introduces and implements new lending, investment, deposit, and payment products. The distinctions among financial services traditionally offered by banking, thrift and credit union organizations as well as by insurance and securities firms continue to narrow, as traditionally different entities seek to serve the same ultimate customers. In addition, financial institutions continue to consolidate in response to market and regulatory pressures.

Although the number of financial institutions in the United States has been reduced, consolidation has not resulted in a material reduction of the number of customers or financial accounts serviced by the financial industry as a whole. In addition, to stay competitive, financial institutions seek to provide customers with new products and services which are typically transaction-oriented and fee-based. Accordingly, we believe that the financial services industry is one of the largest users of information technology products and services. The growing volume and types of transactions, accounts and payment mechanisms have increased the data processing and other service needs of financial institutions, and we believe that these institutions will continue to require: significant commitments of capital and human resources for information systems; more specialized systems; and development, maintenance and enhancement of applications software. We believe that economies of scale in data processing operations are essential to justify the required level of expenditures and commitment of human resources.

We provide financial institutions with outsource services or with software to run operations internally. Many financial institutions that previously developed their own software systems and maintained their own data processing operations have outsourced their data processing requirements by licensing software from third-parties or by contracting with third-party processors to reduce costs and enhance their products and services. Outsourcing can involve the licensing of software, which eliminates the need for costly technical expertise within a financial institution, or the utilization of service bureaus, facilities management or resource management capabilities. Within the Financial segment, we provide banks, thrifts and credit unions with account, item, lending, and payment processing services and other products to support numerous types of financial transactions and risk management solutions.

Insurance

The insurance industry, like other industries that we serve, has requirements for basic administration services and information processing systems. We provide policy administration, rating, claims administration, billing and reinsurance administration services to insurance carriers, agents, and distributors. Our clients face increasing competition and seek to use information technology to provide better service to their customers as well as to control the costs of their operations. In addition, commoditization of products and cyclical market conditions put pressure on our clients to distinguish their products and services. Accordingly, we believe there is a significant and increasing need for information technology and related service solutions in the markets that we serve.

CheckFree

We believe CheckFree brings us complementary technology, services, and clients. An important objective of the integration process is to join CheckFree’s Internet banking and electronic bill payment and settlement capabilities with our core account processing and risk management solutions to create a compelling value proposition for clients. CheckFree’s electronic commerce business serves 21 of the top 25 financial institutions in the United States and processes more than one billion transactions per year. We believe we will be able to expand our existing relationships and grow our presence with these top-tier financial institutions. Similarly, we believe there is a significant opportunity to deploy CheckFree’s electronic bill payment solutions within our sizable client base. Together with CheckFree, our solutions address a range of technology needs for the financial services industry, including: core bank processing services, Internet banking, electronic billing and payment and fraud and risk management capabilities, cash and logistics management and Automated Clearing House (“ACH”) services, check imaging and the leading technology platform for managed accounts. As a result, we believe the combined organization will deliver a wider range of products and services to clients, creating new opportunities for growth and enhanced efficiency, including the ability to bring new solutions to market faster.

Our Strategy

Our mission is to be a global leader in transaction-based technology solutions that provides integrated technology and services solutions to enable best-in-class results for our clients. To meet this goal, we are implementing a series of strategic initiatives that we refer to as “Fiserv 2.0.” We are focused on operating businesses where we have: deep industry expertise that enables us to serve the market with high effectiveness; a strong competitive position, currently or via a clear path in the foreseeable future; long-term, trusted, ongoing client relationships which are not based on one-time transactions; differentiated solutions that deliver higher-than-normal value to our clients through integration and innovation; and strong management to execute strategies in a disciplined manner. Consistent with this focus, we are implementing the following strategic initiatives:

Enhanced Client Relationship Value. We plan to extend and grow our existing client relationships by, among other matters, implementing tighter integration across our product and services groups, bundling more products and services to deliver improved value propositions, and streamlining our service and support processes.

Acquisitions. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps fill a specific market requirement; an opportunity to change market dynamics; a way to achieve business scale; or a similar consideration.

Innovation. We seek to become innovation leaders in our key markets, leveraging our assets and capabilities to be at the forefront of our markets. We expect to explore these opportunities both domestically and abroad.

Operational Excellence. We believe we can improve our performance by using the opportunities created by our size and scale. For example, we expect to improve our performance by more effectively using our consolidated buying power and shared utility structures to provide savings.

Greater Capital Discipline. Finally, we intend to make capital allocation decisions based on investments that offer the best prospects for long-term growth and profitability for our company taken as a whole. These investments may include, among other matters, repurchases of our own shares, capital improvements or acquisitions.

Our acquisition of CheckFree furthers our Fiserv 2.0 mission by making CheckFree’s industry leading Internet banking, electronic billing and payment, and software technologies available to our clients. We have the opportunity to integrate these capabilities into our core offerings to make it easier for our clients to take advantage of ever-changing market opportunities and deliver new or enhanced services to their customers.

Acquisitions and Dispositions

Acquisitions

In 2007, we acquired the following four businesses with combined annual revenues of more than $1.2 billion and approximately 4,600 employees:

CheckFree Corporation	A leader in electronic commerce services and products, including electronic bill payment and Internet banking.

NetEconomy, B.V.	A leading international provider of financial crime management and compliance solutions to financial institutions.

BancIntelligence.com, Inc.	A provider of automated analysis and web-based strategy development for financial institutions.

WorkingRx Holding Company	A provider of products and services to help pharmacies increase efficiency in workers’ compensation claims processing.

Dispositions

In the fourth quarter of 2007, we sold CredStar, a mortgage credit reporting unit. In the first quarter of 2008, we sold Fiserv Health to UnitedHealthcare Services, Inc. and we sold the majority of our Fiserv ISS business to TD Ameritrade Online Holdings, Inc. We also sold Del Mar Database, a provider of loan broker management products, in the first quarter of 2008. In 2007, these businesses had combined annual revenues of $1.1 billion.

Principal Solutions and Services

Our operations are classified into three business segments: our Financial segment; our Insurance segment; and our CheckFree segment. Financial information regarding our business segments is included in Note 8 to the consolidated financial statements on page 60.

Financial

We provide products and services that meet the financial technology needs of more than 9,000 financial institutions, including banks, credit unions, leasing and finance companies and savings institutions. Many of the products and services that we provide are sold as an integrated solution to our clients, and may include core processing, lending and item processing, payments processing and a variety of industry products and service solutions.

Core Processing

We provide “core” systems that integrate account servicing and management information functions for our bank, thrift and credit union clients, as well as ancillary, value-added products and services that complement our core solutions. Core solutions include systems to process various customer deposit and loan accounts, an institution’s general ledgers, central information files and other financial information. They also include the extensive security, report generation and other features that financial institutions need to process transactions for their depositors and other customers, as well as to meet their regulatory compliance requirements and their own management information needs. Core solutions are offered through on-line data transmission connections to our data processing centers, often called “service bureaus,” or as stand-alone, in-house licensed software for installation on client-owned computer systems.

While many of our clients contract to obtain all or a majority of their data processing requirements from us, the modular design of many of our service bureau and software solutions allows clients to start with one application, such as a deposit system, and, as needed, add applications and features developed by us and third parties. We support a broad range of terminals and other client-owned peripheral devices manufactured by a variety of vendors. This support capability reduces our clients’ initial conversion expenses, enhances existing clients’ ability to change equipment and broadens our market.

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

•

Credit Union Core Solutions. The principal core solutions offered primarily to domestic credit unions include: the Summit Spectrum system and its iSpectrum system in Canada; the Galaxy Plus Credit Union System; the Users DataSafe solution; the IntegraSys Premier, CUBE, CUBICS Plus and Charlotte solutions; AFTECH Advantage; XP Systems XP2; several CUSA Technologies systems; and CBS for credit unions in Mexico. These solutions are offered via a service bureau, as an in-house licensed software system or in both delivery modes.

Lending and Item Processing Solutions

We also offer lending and global item processing solutions to financial institutions and other financial intermediaries. The products and services that we offer include item processing and imaging systems for the item processing needs of core clients, the Fiserv Clearing Network that allows clients to more cost effectively clear both paper and imaged checks “in network” and via external clearing options such as the Federal Reserve, and treasury and investment management systems. We offer a wide array of solutions through our lending businesses, including: valuation services, portfolio analytical services and real estate settlement services; automotive loan origination systems, lease and loan servicing products, and business process outsourcing services; and a premier mortgage loan servicing platform and mortgage loan origination and tracking systems.

Payments and Financial Industry Products

We provide a number of products and services that can be used in payments businesses as well as risk management solutions and other industry products and services. Our products and services facilitate a range of financial transactions for a diverse group of clients which include traditional financial institutions, such as banks, thrifts and credit unions, and the financial departments of retailers and others. Our products and services allow our clients to offer a variety of services to their customers, including home banking, automated teller machine (ATM) access and other treasury and related services of varying complexity and sophistication, such as asset-liability modeling and cash management. Specifically, we offer solutions that allow our clients to offer the electronic funds transfer services of Fiserv EFT, which include the ACCEL network, debit card processing, and related ATM access services. We also provide expedited bill payment services through BillMatrix.

We also offer complementary and add-on products and services that enhance our core solutions, including a series of treasury management solutions marketed under our BANKLINK® brand; the FIP suite of software, including IntelligEnt call center systems and InformEnt data warehouse enterprise content management, fraud detection, and image archive systems; IPS-Sendero enterprise risk management and performance measurement systems (including SVAL, Vantage, Prologue, and Advantage); Interactive Technologies’ fee management and billing software; and electronic document management systems and services using our EPSIIA suite of software. Our Personix business provides clients with document management and distribution products and services, including plastic card manufacturing, personalization and mailing, statement production and mailing, and high-value direct mail solutions, including design and fulfillment. We offer these product and service solutions through multiple delivery channels primarily in the United States.

Finally, one of our newest acquisitions, NetEconomy, is a leading provider of financial crime management and compliance solutions, including anti-money laundering, fraud prevention, market surveillance and employee fraud detection solutions. We offer our software to major financial institutions around the globe as an enhancement to our core products.

Insurance

The insurance industry, like other industries that we serve, has requirements for fundamental administration services and information processing systems. Insurance carriers, health plans, agents, and distributors rely on us for policy, rating, claims, billing and reinsurance administration, as well as for compliance, education and marketing support. We provide services and solutions to more than 2,500 insurance companies and more than 5,000 agencies and brokerages.

Workers’ Compensation. We are a leading provider of transaction processing and administration services to the workers’ compensation industry. We assist carriers, state funds, payers, employers and pharmacies to respond to the complex regulatory and transaction processing environment by providing them with the experience, technology and resources: to manage workers’ compensation policy acquisition, rating, underwriting, and administration; to process bills and payments; and to manage claims. We also provide: a payer-provider network to expedite workers’ compensation prescription delivery; billing and payment assurance services to pharmacies; technology-focused pharmacy claims administration services for payers and employers; and Internet-based solutions for efficient, cost-effective electronic communications between workers’ compensation medical providers and payers.

Property and Casualty; Flood. Our clients are property and casualty insurance companies, agents and brokers which provide personal and commercial property and casualty insurance to businesses and consumers. We provide technology and services to our clients to enable them to: process applications; rate, quote, underwrite and issue policies; bill premiums and collect payments; process claims; comply with regulatory requirements; and report results. We are also the largest third party administrator of flood insurance policies and claims in the United States. We provide support for all functions, including agent and policyholder service, rating and policy issuance, billing and remittance, and claims management and processing.

Life and Annuity. Our clients in the life insurance market are insurance companies, agents and brokers which provide life insurance and annuities for individuals. We provide our clients with technology and related services to enable them: to license and educate agents and brokers; to market products; to process applications; to rate, quote, underwrite and issue policies; to bill premiums and collect payments; to comply with regulatory requirements; and to report results. Because of the ongoing need for new business generation in this market and significantly changing demographics, there is a proliferation of new products in this area. As a result, we expect to experience increased demand for technology and related services that are required to support new products, as well as to maintain service for previously issued products.

Healthcare Banking and Payments. We provide application software solutions to the consumer-directed healthcare industry. Consumer-directed healthcare plans place a greater emphasis on consumer or plan member involvement. For example, high-deductible health plans allow plan members to establish a health savings account with a financial institution to pay qualifying healthcare expenses. We offer our products to health plans that are seeking to meet customer demand for consumer-directed health plans, but which are unable to administer such plans on existing claims administration systems. The main function of our software, which is integrated with a client’s existing system, is to allocate healthcare claims to the multiple accounts, such as health savings accounts, flexible spending accounts and health reimbursement arrangements, involved in a consumer directed health plan and to track the balances of such accounts. Our system is also designed to integrate with multiple banking platforms and payment mechanisms, such as debit cards.

CheckFree

We provide financial electronic commerce products through our electronic commerce, software and investment services businesses. We enable consumers to review bank accounts and to receive and pay bills electronically. In 2007, CheckFree processed more than 1.4 billion payment transactions and delivered approximately 250 million electronic bills (“e-bills”). We also offer software, maintenance, support and consulting services primarily to large global financial service providers and other companies as well as a range of portfolio management services to financial institutions.

Electronic Commerce

We believe that consumers will continue to move their financial transactions from traditional paper-based methods to electronic methods if they have an easy-to-access, easy-to-use, secure and cost-effective method for reviewing bank accounts and receiving and paying their bills electronically. Consumers using our services access CheckFree’s system primarily through a financial institution’s Internet portal. Consumers can also access our system through CheckFree hosted biller direct sites, such as www.mycheckfree.com, a network of retail agents for walk-in bill payments, known as CheckFreePayTM, or by phone on a hosted interactive voice response (IVR) system, known as CheckFree Pay-by-PhoneTM. This allows the customers of our clients to pay their bills wherever they feel most comfortable.

Financial institutions can offer our bill payment services to consumers either through a hosted application, known as CheckFree WebSM, or through various protocols that link online banking applications to our Genesis billing and payment system. The vast majority of payment transactions are processed using our Genesis platform, enabling us to improve our economies of scale. Once a consumer has accessed the system through a financial institution, he or she can elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the United States. We complete this payment request either electronically, using the Federal Reserve’s ACH network or other electronic methods such as MasterCard RPPS service or Visa ePay, or by issuing a paper check or draft. In 2007, CheckFree completed 83% of these payments electronically. Electronic payments are more efficient than paper statements, less expensive to process, and result in fewer errors and customer inquiries.

Corillian VoyagerTM is a software platform upon which we have built a number of software applications to support multiple lines of banking businesses. It has been designed to be highly scalable, using universal standards, to meet the evolving needs of our clients. This structure enables our clients to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet connected point-of-presence.

We also offer a number of other applications that can be used across lines of business and a variety of professional services designed to meet our clients’ needs throughout the process of product design, implementation and operation.

Software

We provide software, maintenance, support and consulting services primarily to large global financial service providers and other companies to support their ACH, account reconciliation, compliance, check and remittance payment processing, fraud and risk management and cash logistics needs. We generally grant non-exclusive, non-transferable perpetual licenses to use our application software. Clients who request maintenance service generally receive product support, corrective fixes and product enhancements. We also offer consulting services. We provide software and services through a variety of product lines, including:

•

Reconciliation and Exception Management. We provide software and related consulting services that enable financial institutions, corporations and government agencies to reduce operational risk, improve operational efficiency and contribute to increasing profitability.

•

Global Payments Solutions. These solutions help financial institutions address critical payment services and delivery functions that impact overall operating revenues, costs and risk management. They include a number of check imaging products that enable banks to leverage the processes provided for in the Check Clearing Act of the 21st Century. Our ACH software, PEP+®, enables payments to be originated and received through the ACH system, and, together with our PEP+reACHTM product, allows returned checks, checks at the point-of-sale, and checks sent to a lockbox to be converted to electronic payments. Our account reconciliation software, CheckFree ARP/SMSTM, is an online, real-time positive pay and reconcilement system that provides add-on modules to reduce exposure to check fraud and manage electronic check conversion. Our compliance solutions enable financial institutions, corporations and government agencies to maintain compliance with certain state and federal regulations.

•	Cash and Logistics. We offer technology that optimizes the inventory management of a bank’s cash levels and logistical service requirements.

•

Global Payments Consulting. We provide consulting services, business operations services and software products that facilitate the transformation of our client’s payments environment. We enhance a client’s ability to achieve its goals by enabling it to identify, select and implement the most effective and cost-efficient payments strategies.

Investment Services

We provide a range of technology platforms to help approximately 350 financial institutions, including broker dealers, money managers, investment advisors, banks and insurance companies, deliver portfolio management, enhanced trading solutions, performance measurement, reporting services and corporate actions and trading automation to their clients. Our fee-based investment management clients are typically sponsors or managers of “wrap,” or separately managed accounts (“SMAs”) or unified managed accounts, money management products, or institutional money managers, managing investments of institutions and high net worth individuals. Revenues in our portfolio management hosted services are generated per portfolio under management through multiple year agreements that provide for monthly revenue on a volume basis. Revenue from our installed software is typically generated through multi-year or annual agreements, software license fees, maintenance fees and professional services. Our primary product is a real-time portfolio management system used by nine of the top 10 largest brokerage firms, based on assets under management, offering SMAs in the United States and eight of the top 10 largest asset managers offering SMAs. As of December 31, 2007, our clients used our platforms to manage nearly 2.9 million portfolios. We have introduced components of a new technology platform, CheckFree EPLSM (Enhanced Portfolio Lifecycle), to enhance the reliability, efficiency, business process workflow and usability of our portfolio management services.

Servicing the Market

Our mission is to provide integrated technology and services solutions that enable best-in-class results for our clients. This principle is backed by our dedication to providing excellent client service and support no matter what size our client is. The markets for our account and transaction processing services have specific needs and requirements, with strong emphasis placed by clients on software flexibility, product quality, service reliability, comprehensiveness and integration of product lines, timely introduction of new products and features, cost effectiveness and service excellence. Through our multiple product and service offerings, we believe that we successfully service the needs of our clients which range in size from start-ups to the largest financial services providers.

We offer clients a selection of information management and data processing services designed to meet the specific needs of the ever-changing financial services and insurance industries. We believe that our financial strength and primary focus on the financial services and insurance industries helps our business development, client service and product support teams remain responsive to the technology needs of our markets. In addition, we believe that our commitment of substantial resources to training and technical support helps us to retain clients. We conduct the majority of our new and ongoing client training in our technology centers, where we maintain fully equipped demonstration and training facilities that contain equipment used in the delivery of our services. In addition, we provide local and on-site training services, and many of our business units provide on-line education to clients.

Product Development

To meet the changing technology needs of our clients, we continually develop, maintain and enhance our systems. Product development expenses represented approximately 7%, 7% and 8% of our total revenues in 2007, 2006 and 2005, respectively. Our network of development and financial information technology centers apply the expertise of multiple teams to design, develop and maintain specialized processing systems around our multiple technology platforms. The applications of our account processing systems meet the preferences and diverse requirements of the various international, national, regional or local market-specific financial service environments of our clients. In developing our products, we stress interaction with and responsiveness to the needs of our clients, including customization of software to meet client needs. We have adopted web services and service-oriented architecture principles in our software development practices so that we and our clients can benefit from current technology. We have implemented a nationwide networking infrastructure among billers, consumers, retail agents and financial institutions, to pass transaction data among them and to complete electronic billing and payment transactions. We provide dedicated solutions that are designed, developed, maintained and enhanced according to each client’s goals for service quality, business development, asset and liability mix, and local market positioning as well as other user-defined parameters.

Intellectual Property

We regard our transaction processing services and related products and our software as proprietary and utilize a combination of patent, copyright, trade mark and trade secrecy laws, internal security practices and employee and third party non-disclosure agreements for protection. We believe that legal protection of our software, while important, is less significant than the knowledge and experience of our management and personnel and their ability to develop, enhance and market new products and services. The majority of our patents cover various electronic billing and/or payment innovations, other financial software products or services, or aspects of our separately managed accounts services. We believe that we possess all proprietary rights necessary to conduct our business.

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

Competitive factors for processing services include product quality, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our position as an independent vendor, rather than as a cooperative, an affiliate of a larger corporation or a hardware vendor, is a competitive advantage. We compete with vendors that offer similar transaction processing products and services to financial institutions and other financial intermediaries, including Fidelity National Information Services, Inc., Metavante Technologies, Inc., Jack Henry and Associates, Inc. and Open Solutions, Inc. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

Insurance

The market for information technology products and services is highly competitive in the insurance market. We face competition from internal information technology departments, service affiliates of large companies, independent technology and service firms, education and licensing firms, and application and business processing outsourcers. We compete with information technology firms such as Accenture Ltd., CGI Group, Inc., Choicepoint, Inc., Computer Sciences Corporation, DST Systems, Inc., Electronic Data Systems Corp., International Business Machines Corporation, Insurance Services Office, Inc., Perot Systems Corporation, SunGard Data Systems, Inc., SAP AG, and Vertafore, Inc., which offer large-scale solutions application outsourcing, business process outsourcing and professional delivery. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. We also compete with a number of local and regional firms which compete on the basis of their flexibility and local presence.

CheckFree

Our primary competition in the electronic commerce market is the traditional paper-based method of receiving and paying bills. In addition, the possibility of billers and financial institutions continuing to use or deciding to create in-house systems to handle their own electronic billing and payment transactions, and their own Internet banking solutions in the case of financial institutions, is a significant competitive threat. In-house solutions have been, and will continue to be, an option for our clients and a competitive factor facing our business.

Metavante Technologies, Inc. competes with us most directly from the perspective of providing “pay anyone” solutions to financial services organizations, and Online Resources Corporation competes with us from the perspective of a full service banking, billing and bill payment competitor. A number of other companies compete with us by providing some, but not all, of the services that make up our complete e-bill and electronic pay anyone service, including Yodlee, MasterCard International and Visa. In the area of Internet consumer banking, we primarily compete with other companies that provide outsourced Internet finance solutions to large financial institutions, including S1 Corporation, with companies that offer software platforms designed for internal development of Internet-based financial services software. We expect competition to continue to increase as new companies enter our markets and existing competitors expand their product lines and services. In addition, many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and broader product lines.

The CheckFree software business competes in several different market segments and geographies, including with large diversified computer software and service companies and independent suppliers of software products. Our investment services business competes primarily with providers of portfolio accounting software and outsourced services and with in-house solutions developed by large financial institutions.

Government Regulation

Our data processing and electronic commerce subsidiaries are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing and electronic commerce operations are examined on a regular basis by the Federal Deposit Insurance Corporation, the Federal Reserve Bank, the National Credit Union Association, the Office of Thrift Supervision, the Office of the Comptroller of the Currency and various state regulatory authorities. Because we use the Federal Reserve’s ACH network to process many of our transactions, we are subject to the Federal Reserve Board’s rules with respect to its ACH network. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients’ auditors and regulators.

In conducting our electronic commerce business, we are subject to various laws and regulations relating to the electronic movement of money. In 2001, the USA Patriot Act amended the Bank Secrecy Act (“BSA”) to expand the definition of money services businesses so that it may include businesses such as CheckFree. CheckFree submitted a request for an administrative ruling from the Financial Crimes Enforcement Network (“FinCEN”) in 2002 with respect to whether FinCEN believes CheckFree to be a money services business. To date, CheckFree has not received a ruling from FinCEN. If CheckFree’s business is determined to be a money services business, then CheckFree will have to register with FinCEN as a money services business and be regulated as such. Also, nearly all states and the District of Columbia have enacted statutes that require entities engaged in money transmission, the sale of traveler’s checks (including money orders) and the sale of stored value cards to register as a money transmitter with that jurisdiction’s banking department, and CheckFree has registered as a money transmitter where required. In addition, our electronic commerce business is subject to the regulations of the Office of Foreign Assets Control, the Gramm-Leach-Bliley Act and the electronic funds transfer rules embodied in Regulation E promulgated by the Federal Reserve Board.

Our walk-in bill payment service is considered a money services business and is registered with FinCEN. We have established and maintain a program to comply with the BSA and money laundering and anti-terrorism statutes and to provide a system of controls and procedures that we believe is reasonably designed to detect, prevent and report actual or suspected violations of the BSA and other illicit activity. In addition, we currently maintain 42 licenses to comply with the various money transmitter statutes mentioned above, and we are subject to annual audits by such jurisdictions.

The insurance markets in which we operate are principally regulated under state law. However, there is also significant federal legislation with which we or our clients may be required to comply, including the National Flood Insurance Program, the Fair Credit Reporting Act, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act and the Gramm-Leach-Bliley Act. From time to time, in order to comply with our obligations under state and federal laws, we may be required to comply with annual reporting and licensing requirements and to implement operating policies and procedures to protect, among other matters, the privacy and security of consumer information.

Employees

We have approximately 25,000 employees, many of whom are specialists in our information management centers and related product and service companies. This service support network includes employees with backgrounds in computer science and the financial and insurance industries, often complemented by management and other employees with direct experience in banks, credit unions, insurance companies and agencies, mortgage firms, savings institutions and other financial services environments. Our employees provide expertise in: sales and marketing; account management and client services; computer operations, network control and technical support; programming, software development, modification and maintenance; conversions and client training; business process outsourcing; item and mortgage processing; and financial planning and related support services.

None of our employees in the United States are represented by a union. There have been no work stoppages, strikes or, to our knowledge, attempts to organize. The service nature of our business makes our employees an important corporate asset. Although the market for qualified personnel is competitive, we have not experienced significant difficulty with hiring or retaining our staff of top industry professionals. In assessing potential acquisition candidates, the quality and stability of the prospective company’s staff are emphasized.

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

Item 1A. Risk Factors

You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.

We operate in a competitive business environment, and if we are unable to compete effectively, our results of operations and financial condition may be adversely affected.

The market for our services is competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. Since many of our larger potential clients have historically developed their key applications in-house, we often compete against our potential clients’ in-house capacities. Our existing large clients may also explore the possibility of internally performing portions of the outsourced Internet banking and electronic billing and payment services that we provide to them. In addition, we expect that the markets in which we compete will continue to attract new competitors, including international providers of similar products and services which may have lower cost structures than ours. We cannot provide any assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us in the markets in which we operate will not materially and adversely affect our business, financial condition and results of operations.

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

The market for our electronic transaction services is evolving and may not continue to develop or grow rapidly enough to sustain profitability.

If the number of electronic transactions does not continue to grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, financial condition and results of operations. We believe future growth in the electronic transactions market will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services. In addition, if we are unable to continue to decrease the cost of processing transactions, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations.

Our electronic commerce business also relies on contracts with financial services organizations, businesses, billers, Internet portals and other third parties to provide branding for our electronic commerce services and to market our services to their customers. These contracts are an important source of the growth in demand for our electronic commerce products. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to renew client contracts at favorable terms, we could lose clients and our results of operations and financial condition may be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with our clients for core services generally run for a period of three to five years in our Financial segment and provide for termination fees upon early termination. Our contracts with financial services organizations for electronic commerce services generally provide for terms of two to five years. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates with favorable terms, our revenues from such renewals and the associated earnings could be negatively impacted.

The integration of Fiserv and CheckFree may prove to be difficult and may strain our administrative, operational and financial resources.

Our acquisition of CheckFree is substantially larger than any of our previous acquisitions. The expansion of our business and operations resulting from the acquisition of CheckFree, including the differences in the strategies and infrastructures of our companies, may strain our administrative, operational and financial resources. The integration of Fiserv and CheckFree will require the time, effort, attention and dedication of management resources and may distract management from their other responsibilities. The integration process could create a number of potential challenges and adverse consequences, including the possible unexpected loss of key employees, clients or suppliers, a possible loss of sales, an increase in operating and other costs and the need to modify and integrate operating and accounting controls and procedures as well as information systems. We may have difficulty integrating CheckFree’s operations with our operations, including with respect to coordinating geographically separate organizations, coordinating marketing functions and consolidating corporate and administrative infrastructures. In addition, the integration of CheckFree may subject us to liabilities existing at CheckFree, some of which may be material or unknown. These types of challenges and uncertainties could have a material adverse effect on our business, cash flows, results of operations and financial condition.

We may not realize the expected benefits of the acquisition of CheckFree.

Our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to successfully integrate the businesses of Fiserv and CheckFree, and we cannot assure you that the combination of the two companies will result in the realization of the anticipated economic, operational and other benefits from the acquisition within expected time frames or at all. In particular, we have estimated that we will be able to achieve annual cost savings of more than $100 million and annual revenue synergies of more than $125 million over the next several years as we integrate the CheckFree acquisition. Our ability to achieve those savings and synergies depends on a number of factors, some of which are beyond our control, and we will not be able to fully assess these opportunities until after the integration is complete. As a result, the integration of CheckFree may not generate expected revenue synergies, cross-selling opportunities or cost savings on the expected time frames or at all. If we are unable to successfully implement our planned integration with CheckFree and realize the expected benefits from the acquisition, our results of operations and cash flows could be adversely affected.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial results.

Our balance sheet includes goodwill and intangible assets that represent approximately 60% of our total assets at December 31, 2007. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions, including significant goodwill and intangible assets associated with our acquisition of CheckFree. On at least an annual basis, we assess whether there has been an impairment in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. Any determination resulting in the impairment of a significant portion of goodwill or intangible assets would negatively affect our results of operations and financial position, which could be material.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2007, we had approximately $5.4 billion of long-term debt, including current maturities. We and our subsidiaries may incur additional indebtedness in the future. Our current level of indebtedness and any future increase in our level of indebtedness could: increase our cash requirements to support the payment of interest; increase our vulnerability to adverse changes in general economic and industry conditions; decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and limit our flexibility to make acquisitions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.

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

As part of our transaction processing businesses, we electronically receive, process, store and transmit sensitive business information of our clients and their customers. Unauthorized access to our computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our applications unavailable. Any inability to prevent security breaches or computer viruses could have a negative impact on our reputation, could expose us to liability, could decrease market acceptance of electronic transactions and could cause our present and potential clients to choose another service provider.

Operational failures in our outsourcing or transaction processing facilities could harm our business and reputation.

An operational failure in our outsourcing or transaction processing facilities could cause us to lose clients. Damage or destruction that interrupts our provision of services could damage our relationship with clients and may cause us to incur substantial additional expense to repair or replace damaged equipment. In addition, we may also be liable to third parties or owe service credits to our clients. We have installed back-up systems and procedures to prevent or reduce disruption. A prolonged interruption of our services or network that extends for more than several hours could cause us to experience data loss or a reduction in revenues as a result of such interruption. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential clients to choose another service provider.

Current economic conditions could negatively affect demand for our products and services.

Cyclical fluctuations in economic conditions affect the profitability and revenue growth of those that use our products and services, including banks, credit unions and other financial institutions. As a result, unfavorable economic conditions that negatively impact the results of operations of financial institutions, such as losses from sub-prime mortgages, could negatively impact spending of current and potential clients, and sales to new clients and upgrades or complementary product sales to existing clients could be negatively affected. This could have an adverse effect on our business, financial condition and results of operations.

Our acquisition strategy subjects us to risks, including increased debt, assumption of unforeseen liabilities and difficulties in integrating operations.

A major contributor to our growth in revenues and earnings since our inception has been our ability to identify, acquire and integrate complementary businesses. We anticipate that we will continue to seek to acquire complementary businesses, products and services. We may not be able to identify suitable acquisition candidates in the future, which could adversely affect our future growth. Businesses we acquire may not perform as well as expected or be more difficult to integrate and manage than expected, which could adversely affect our business and financial results. We may not be able to fully integrate all aspects of acquired businesses successfully or fully realize the potential benefits of bringing them together. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources. These risks may arise for a number of reasons, including:

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

If we fail to comply with applicable regulations our businesses could be harmed.

Our financial services data processing subsidiaries are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing operations are examined on a regular basis by various federal and state regulatory authorities. Specifically, we may be required to comply with, among other regulations, the Health Insurance Portability and Accountability Act, which governs the privacy and security of health information, and the regulations pertaining to the National Flood Insurance Program. If we fail to comply with any applicable regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our client relationships and reputation could be harmed and we could be inhibited in our ability to obtain new clients. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have an adverse impact on our results of operations or financial condition.

Our failure to comply with a series of complex regulations in our walk-in payment business could subject us to liability.

CheckFreePay is licensed as a money transmitter in those states where such licensure is required. These licenses require us to demonstrate and maintain certain levels of net worth and liquidity and also require us to file periodic reports. In addition, this business is subject to regulation in the United States by FinCEN, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers or the prohibition against us providing money transmitter services in particular jurisdictions.

Misappropriation of our intellectual property and proprietary rights could impair our competitive position.

Our ability to compete depends upon proprietary systems and technology. We actively seek to protect our proprietary rights. Nevertheless, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. The steps we have taken may not prevent misappropriation of our technology. Agreements entered into for that purpose may not be enforceable or provide us with an adequate remedy. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our applications and services are made available. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our results of operations or financial condition.

If our applications or services are found to infringe the proprietary rights of others, we may be required to change our business practices or pay significant costs and monetary penalties.

As our information technology applications and services develop, we may become increasingly subject to infringement claims. Any claims, whether with or without merit, could: be expensive and time-consuming to defend; cause us to cease making, licensing or using applications that incorporate the challenged intellectual property; require us to redesign our applications, if feasible; divert management’s attention and resources; and require us to enter into royalty or licensing agreements to obtain the right to use necessary technologies. Third parties may assert infringement claims against us in the future with respect to our current or future applications and services.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently operate full-service data centers, software system development centers and item processing and back-office support centers in over 175 cities. We own 10 buildings and the remaining 250 locations where we operate our businesses are subject to leases expiring through 2008 and beyond. In addition, we maintain our own national data communication network consisting of communications processors and leased lines.

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

Item 3. Legal Proceedings

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. Other than to the extent described in Note 7 to the accompanying consolidated financial statements, which is incorporated herein by this reference, in the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers as of February 28, 2008, together with their ages, positions and business experience are described below:

Name	Age	Title
Jeffery W. Yabuki	47	President and Chief Executive Officer and Director

Norman J. Balthasar	61	Senior Executive Vice President

Rahul Gupta	48	Executive Vice President and Group President, Payments and Industry Products

Thomas J. Hirsch	44	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Peter J. Kight	51	Vice Chairman and Director

Thomas A. Neill	59	Executive Vice President and Group President, Depository Institution Core Processing

Stephen E. Olsen	47	Executive Vice President and Group President, Internet Banking and Electronic Payments

Charles W. Sprague	58	Executive Vice President, General Counsel, Chief Administrative Officer and Secretary

Thomas W. Warsop III	41	Executive Vice President and Group President, Financial Institutions

Mr. Yabuki has been a director and our President and Chief Executive Officer since 2005. Before joining Fiserv, Mr. Yabuki served as Executive Vice President and Chief Operating Officer for H&R Block, Inc., a financial services firm, from 2002 to 2005. From 2001 to 2002, he served as Executive Vice President of H&R Block and from 1999 to 2001, he served as the President of H&R Block International. From 1987 to 1999, Mr. Yabuki held various executive positions with American Express Company, a financial services firm, including President and Chief Executive Officer of American Express Tax and Business Services, Inc. Mr. Yabuki is also a director of MBIA, Inc., a publicly traded financial guarantor.

Mr. Balthasar has served as our Senior Executive Vice President since 2002. From 2002 to 2007, he also served as our Chief Operating Officer. Prior to that, he served as Corporate Executive Vice President and President and Chief Operating Officer of our Financial Institution Group from 2000 to 2002, as Corporate Executive Vice President and President and Chief Operating Officer of our Financial Institution Outsourcing Group from 1999 to 2000, and as Corporate Executive Vice President and Group President—Savings & Community Bank Group from 1995 to 1999. Mr. Balthasar has been with us or one of our predecessor companies since 1974.

Mr. Gupta joined Fiserv in 2006 as Executive Vice President and Group President of our Payments and Industry Products Group. Prior to joining us, he served as President, U.S. Operations of eFunds Corporation, a payments and risk management solutions provider, from 2005 through 2006. From 2002 to 2004, he served as Senior Vice President, Division Executive-Risk Management at eFunds and, from 2004 to 2005, as Division Executive, Payment Account Solutions, he had worldwide responsibility for both the Risk Management and the Electronic Payments business. He has more than 20 years of additional experience in the financial technology management industry with Price Waterhouse Management Consultants, Fidelity Investments and i2 Technologies, Inc.

Mr. Hirsch has served as Executive Vice President, Chief Financial Officer and Treasurer since 2006. Mr. Hirsch joined Fiserv in 1994 as a Divisional Assistant Controller, became Corporate Assistant Controller in 1996, Corporate Vice President in 1997, Corporate Controller in 1999 and Senior Vice President and Controller in 2002. Prior to joining us, Mr. Hirsch was an audit manager with Deloitte & Touche LLP.

Mr. Kight has been a director and Vice Chairman since 2007. Mr. Kight is the founder of CheckFree Corporation, which was acquired by Fiserv in 2007, and served as its Chairman and Chief Executive Officer since 1981. Mr. Kight is also a director of Akamai Technologies, Inc., a publicly traded company that distributes computing solutions and services, and Manhattan Associates, Inc., a publicly traded company that provides supply chain planning and execution solutions.

Mr. Neill is an Executive Vice President and has served as President of our Depository Institution Core Processing Group since 2006. Prior to that, from 2000 to 2006, he served as President of our Credit Union and Industry Products Group and, from 1993 to 2000, as President of the Products and Services Division and President of the Industry Products and Services Group.

Mr. Olsen joined Fiserv in 2007 in connection with our acquisition of CheckFree Corporation as Executive Vice President and President of our Internet Banking and Electronic Payments Group. Prior to joining Fiserv, from 1997 to 2007, Mr. Olsen held a variety of positions at CheckFree, most recently as CheckFree’s Chief Operating Officer. From 1996 to 1997, Mr. Olsen served as Vice President, Chief Information Officer of Geac Computer Corporation. From 1990 to 1996, Mr. Olsen served as Vice President, Chief Information Officer of Dun & Bradstreet Software.

Mr. Sprague has served as Executive Vice President, General Counsel and Secretary since 1994 and as Chief Administrative Officer since 1999. He has been involved with our corporate and legal concerns since we were formed in 1984.

Mr. Warsop joined Fiserv in 2007 as Executive Vice President and President of our Financial Institutions Group. Prior to that, Mr. Warsop served for 17 years in various capacities, including Vice President, US Financial Services, at Electronic Data Systems Corp. (“EDS”), a publicly-traded global technology services company. He also served as a Vice President with EDS in the United Kingdom and as president of EDS’s Business Process Outsourcing unit in Asia Pacific.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “FISV.” Set forth below is the high and low sales price of our common stock during the periods presented.

	2007		2006
Quarter Ended	High	Low	High	Low
March 31	$55.08	$50.27	$45.46	$40.29
June 30	59.85	51.75	46.28	40.58
September 30	58.32	44.16	48.25	42.10
December 31	56.22	49.34	53.60	46.92

At December 31, 2007, our common stock was held by 3,249 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. The closing sale price of our common stock on February 26, 2008 was $53.94 per share. We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

During the fourth quarter of 2007, we did not repurchase any shares of our common stock. Pursuant to a board authorization adopted on January 31, 2007, which does not expire, we were authorized to purchase up to 1,802,759 shares as of December 31, 2007.

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

The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2007 with the S&P 500 Index and the NASDAQ Computer and Data Processing Services Index. The graph assumes that $100 was invested on December 31, 2002 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	December 31,
	2002	2003	2004	2005	2006	2007
Fiserv, Inc.	$100	$117	$118	$127	$154	$163
S&P 500	100	129	143	150	173	183
Nasdaq Computer and Data Processing Services	100	132	145	150	169	206

Item 6. Selected Financial Data

The following data, which has been affected by acquisitions and dispositions, should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

(In millions, except per share data)	2007	2006	2005	2004	2003
Total revenues	$3,922	$3,566	$3,241	$3,003	$2,403
Income from continuing operations	408	388	454	343	263
Income from discontinued operations	31	62	62	35	52
Net income	439	450	516	378	315

Net income per share—basic:
Continuing operations	$2.45	$2.22	$2.41	$1.76	$1.36
Discontinued operations	0.19	0.35	0.33	0.18	0.27

Total	$2.64	$2.57	$2.74	$1.94	$1.63

Net income per share—diluted:
Continuing operations	$2.42	$2.19	$2.38	$1.74	$1.34
Discontinued operations	0.19	0.35	0.32	0.17	0.27

Total	$2.60	$2.53	$2.70	$1.91	$1.61

Total assets	$11,846	$6,252	$6,092	$8,383	$7,214

Long-term debt (including current maturities)	5,405	745	595	505	699

Shareholders’ equity	2,467	2,426	2,466	2,564	2,200

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Recent developments. This section provides a general description of recent events that are important to understanding our results of operations and financial condition.

•

Critical accounting policies. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•

Recent accounting pronouncements. This section provides a discussion of recent accounting pronouncements that we believe are important to understanding our results of operations and financial condition.

•	Non-GAAP financial measure. This section provides a discussion of internal revenue growth, a non-GAAP financial measure that we use in this report.

•

Results of operations. This section contains an analysis of our results of operations by comparing the results for the year ended December 31, 2007 to the results for the year ended December 31, 2006, and comparing the results for the year ended December 31, 2006 to the results for the year ended December 31, 2005.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments as of December 31, 2007.

Recent Developments

In December 2007, we acquired CheckFree, a leader in electronic commerce services and products, including electronic bill payment and Internet banking, for approximately $4.4 billion in cash and sold CredStar, a mortgage credit reporting unit. In the first quarter of 2008, we sold Fiserv Health to UnitedHealthcare Services, Inc. for $721 million in cash, which amount includes initial adjustments for net working capital and certain indebtedness of Fiserv Health and its subsidiaries as of the closing, and we sold the majority of our Fiserv Investment Support Services business to TD Ameritrade Online Holdings, Inc. for $225 million in cash at closing, plus the amount of acquired regulatory capital. We also sold Del Mar Database, a provider of loan broker management products, in the first quarter of 2008. The operations of Fiserv Health, Fiserv ISS and the two lending businesses are reported as discontinued operations for all periods presented.

In connection with the sale of the portion of the Fiserv ISS business to TD Ameritrade Online Holdings, Inc., we can earn contingent cash consideration of up to $100 million based on the achievement of revenue targets over the twelve months subsequent to closing. With respect to the second part of the Fiserv ISS transaction, Robert Beriault Holdings, Inc. has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for approximately $50 million in cash. We will retain a minority interest in this business; however, our continuing involvement is not expected to be significant. This portion of the Fiserv ISS disposition is expected to close by the end of the second quarter of 2008, and is subject to regulatory approval and customary closing conditions.

Our operations are classified into three business segments: our financial institution services business segment; our insurance services business segment; and our CheckFree business segment. Due to the planned disposition of Fiserv ISS, our previously reported investment support services business segment is included in our results of discontinued operations. In the first quarter of 2008, we expect that we will realign our business segments when our new reporting structure and CheckFree integration plans are finalized.

Critical Accounting Policies

General

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates that we use to prepare the consolidated financial statements. We base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates.

Revenue Recognition

The majority of our revenues are generated from monthly account and transaction-based fees. Revenue is recognized when the related services have been rendered. Revenues are primarily recognized under service agreements that are long-term in nature, generally three to five years, and that do not require management to make significant judgments or assumptions. Given the nature of our business and the rules governing revenue recognition, our revenue recognition practices do not involve significant estimates that materially affect our results of operations. Additional information about our revenue recognition policies is included in Note 1 to the consolidated financial statements.

Valuation of Goodwill and Acquired Intangible Assets

We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require a significant amount of judgment. We use the information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our definite-lived intangible assets to determine whether such estimated useful lives continue to be appropriate.

We review the carrying value of goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires us to perform a two-step impairment test on goodwill. First, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the present value of estimated future cash flows. If the fair value of a reporting unit exceeds the carrying value of the unit’s net assets, goodwill is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge. Additionally, we estimate the fair value of acquired intangible assets with indefinite lives and compare this amount to the underlying carrying value.

Determining the fair value of a reporting unit or acquired intangible assets with indefinite lives involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions. Our most recent impairment assessment in the fourth quarter of 2007 determined that the carrying values of goodwill and indefinite-lived intangible assets are not impaired. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our financial statements.

Other

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

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for a full description of recent accounting pronouncements, including the anticipated adoption dates, which is incorporated herein by reference.

Non-GAAP Financial Measure

In this report, we refer to internal revenue growth percentage, which is a non-GAAP financial measure. We use internal revenue growth percentage to monitor and evaluate our performance, and it is presented in this report because we believe that it allows investors to see the portion of our revenue growth that is attributed to acquired companies as compared to internal revenue growth. This non-GAAP financial measure should not be considered to be a substitute for our reported results prepared in accordance with GAAP. The method that we use to calculate internal revenue growth percentage is not necessarily comparable to similarly titled measures presented by other companies.

Internal revenue growth percentage is measured as the increase or decrease in total revenue for the current year less “acquired revenue from acquisitions” divided by total revenues from the prior year plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies, less dispositions, for the prior year. “Acquired revenue from acquisitions” was $147 million ($44 million in the Financial segment and $103 million in the Insurance segment) and $99 million ($66 million in the Financial segment and $33 million in the Insurance segment) in 2007 and 2006, respectively. Internal revenue growth percentages exclude our recent acquisition of CheckFree because only a partial month of CheckFree revenue was recorded in December 2007.

Results of Operations

Components of Revenues and Expenses

The following summary describes the components of revenues and expenses as presented in our consolidated statements of income. A description of our revenue recognition policies is included in Note 1 to the consolidated financial statements.

Processing and Services

Processing and services revenues, which in 2007 represented approximately 70% of our consolidated revenues, are primarily generated from account and transaction-based fees under contracts that generally have terms of three to five years. Revenue is recognized when the related transactions are processed and services have been rendered. Processing and services revenues are most reflective of our core business performance because a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain applications; customer support; depreciation and amortization; and other operating expenses.

Product

Product revenues, which in 2007 represented approximately 30% of our consolidated revenues, are primarily derived from prescription product (approximately 10%), software license (approximately 5%), and integrated print, electronic communications and other (approximately 15%). Product revenues in our Insurance segment include workers’ compensation prescription product costs for which we are the principal under the indicators set forth in Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Prescription product revenues are recognized on a gross basis to include the prescription price based on established fee schedules or usual and customary rates. Prescription product costs included in both product revenues and cost of product were $449 million, $367 million and $295 million in 2007, 2006 and 2005, respectively. Cost of product, in addition to prescription product costs, includes the following: personnel; infrastructure costs; depreciation and amortization; and other costs directly associated with product revenue.

We also include customer reimbursements, such as postage and telecommunication costs, in processing and services revenue, product revenue, cost of processing and services, and cost of product in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” These costs, which are pass-through expenses to clients and which are included in both revenues and expenses, were $432 million, $409 million and $345 million in 2007, 2006 and 2005, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of: salaries, wages and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; depreciation and amortization; and other selling and administrative expenses.

Results of Operations

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenues and the percentage change in those amounts from year to year. This information should be read along with the consolidated financial statements and accompanying notes.

	Years ended December 31, (In millions)			Percentage Years ended December 31,			Percentage Increase
	2007	2006	2005	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues:
Processing and services	$2,693	$2,488	$2,353	68.7%	69.8%	72.6%	8%	6%
Product	1,229	1,078	888	31.3%	30.2%	27.4%	14%	21%

Total revenues	3,922	3,566	3,241	100%	100%	100%	10%	10%

Expenses:
Cost of processing and services(1)	1,658	1,578	1,485	61.6%	63.4%	63.1%	5%	6%
Cost of product(1)	979	839	685	79.7%	77.8%	77.1%	17%	22%

Sub-total(2)	2,637	2,417	2,170	67.2%	67.8%	67.0%	9%	11%
Selling, general and administrative(2)	555	484	409	14.2%	13.6%	12.6%	15%	18%

Total expenses(2)	3,192	2,901	2,579	81.4%	81.4%	79.6%	10%	12%

Operating Income(2)	$730	$665	$662	18.6%	18.6%	20.4%	10%	0%

(1)	Each percentage of revenue equals the relevant expense amount divided by the related component of total revenues.
(2)	Each percentage of revenue equals the relevant expense or operating income amount divided by total revenues.

Total Revenues

Total revenues increased $356 million, or 10%, in 2007 compared to 2006, and $325 million, or 10%, in 2006 compared to 2005. The internal revenue growth rate was 3% in 2007 and 7% in 2006 with the remaining growth resulting from acquisitions. Overall internal revenue growth is primarily derived from sales to new clients, cross-sales to existing clients and increases in transaction volumes from existing clients. The higher internal revenue growth rate in 2006 compared to 2007 was primarily due to an increase in pass-through prescription revenue from new clients and increased volumes in our Insurance segment’s workers’ compensation businesses which had a positive impact of approximately two percentage points in 2006.

Processing and services revenues increased 8% and 6% in 2007 and 2006, respectively, compared to the prior year periods. These increases were driven by sales to new clients, cross-sales to existing clients, increases in transaction volumes from existing clients and incremental revenue attributable to several acquisitions, including a partial month of processing and services revenues totaling $84 million from the acquisition of CheckFree on December 3, 2007. Partially offsetting these increases in 2007 were a $33 million decrease in flood claims processing revenues in our Insurance segment and revenue decreases in our lending processing businesses due to lower processing volumes primarily resulting from a downturn in the mortgage markets in the United States. Partially offsetting the increases in 2006 were a $35 million decrease in contract termination fees and the impact of the loss of two clients in 2005. Contract termination fees were $35 million, $23 million and $58 million in 2007, 2006 and 2005, respectively. Businesses in our Financial segment generally enter into three to five year contracts with clients that contain early contract termination fees. These fees can be generated when an existing client is acquired by another financial institution and can vary significantly from period to period based on the number and size of clients that are acquired and how early in the contract term a client is acquired.

Product revenues increased 14% and 21% in 2007 and 2006, respectively, compared to the prior year periods. These increases were primarily due to incremental revenue attributable to new clients and increased volumes in the Insurance segment’s workers’ compensation businesses, growth in card fulfillment and print services within our output solutions division, and an acquisition in 2007. The revenue growth in our workers’ compensation businesses was impacted significantly by the inclusion of prescription product costs in revenues and expenses of $449 million, $367 million and $295 million in 2007, 2006 and 2005, respectively.

Total Expenses

Total expenses increased $291 million, or 10%, in 2007 compared to 2006 and $322 million, or 12%, in 2006 compared to 2005. These increases were primarily driven by the significant increase in prescription product costs.

Cost of processing and services as a percentage of processing and services revenues declined to 61.6% in 2007 as compared to 63.4% and 63.1% in 2006 and 2005, respectively. The decrease in 2007 was primarily due to operating efficiencies in the Financial segment resulting from the implementation of strategic initiatives that lowered costs and the positive impact of higher-margin transaction and payment related revenues, partially offset by a decrease in higher-margin flood claims processing revenues.

Cost of product as a percentage of product revenue was 79.7% in 2007, 77.8% in 2006 and 77.1% in 2005. The increases in cost of product were primarily driven by the significant increase in prescription product costs in 2007 and 2006 as discussed above.

Selling, general and administrative expenses as a percentage of revenues increased to 14.2% in 2007 from 13.6% and 12.6% in 2006 and 2005, respectively. Selling, general and administrative expenses in 2007 were negatively impacted by the following: charges totaling $12 million primarily related to employee severance and facility shutdown expenses in our lending businesses to reduce our cost structure due in part to the significant downturn in the mortgage markets in the United States in the second half of 2007; merger and integration costs of $8 million related to our acquisition of CheckFree, including integration project management, employee severance and retention bonuses; a charge of $8 million associated with the amendment of an employment agreement related to the creation of our wholly-owned offshore captive operation; and amortization expense of $6 million related to intangible assets acquired in the CheckFree acquisition. Selling, general and administrative expenses in 2007 and 2006 included $13 million and $16 million, respectively, of incremental share-based compensation expense as a result of the prospective adoption of SFAS 123R on January 1, 2006. In addition, 2006 included charges of $9 million related to the write-down of assets and facility shutdown costs in our lending businesses.

Operating Income and Operating Margin

Operating income increased $65 million, or 10%, in 2007 compared to 2006 and operating margins were 18.6% in 2007 and 2006, compared to 20.4% in 2005. Our operating margin in 2007 compared to 2006 was positively impacted by strong performance in our Financial segment offset by our Insurance segment performance and several charges as explained below. In 2007, operating income and margins were positively impacted by increases in higher-margin revenues in our electronic payments businesses, continued strong operating results in our bank and credit union core processing businesses and improvements in overall operating efficiencies. In addition, CheckFree contributed operating income of $14 million in the month of December. These positive factors were partially offset by a $33 million decrease in higher-margin flood claims processing revenues in our Insurance segment, charges totaling $12 million primarily related to employee severance and facility shutdown expenses in our lending businesses, merger and integration costs of $8 million related to our acquisition of CheckFree, and a charge of $8 million associated with the amendment of an employment agreement related to the creation of our wholly-owned offshore captive operation.

Operating income and margin in 2006 as compared to 2005 was positively impacted by strong Financial and Insurance segment results and was negatively impacted by a $35 million decrease in higher-margin contract termination fees, a $22 million increase in share-based compensation expense related to the prospective adoption of SFAS 123R on January 1, 2006, operating losses associated with our Australian check processing operations and charges of $9 million related to the write-down of assets and facility shutdown costs in our lending businesses.

In addition, operating margins in both 2007 and 2006 were negatively impacted by revenue growth in our workers’ compensation businesses, which generate operating margins in the low- to mid-single digits. The negative impact on operating margins due to the inclusion of prescription product costs in revenue and expense was approximately two percentage points in 2007, 2006 and 2005.

Segment Results

Our continuing operations are classified into three business segments: our financial institution services business segment (our Financial segment); our insurance services business segment (our Insurance segment); and our CheckFree business segment (our CheckFree segment). The businesses that make up our Financial segment provide account and transaction processing systems and services to financial institutions, such as banks, thrifts and credit unions, and other financial intermediaries. The businesses that comprise our Insurance segment provide a wide range of services to insurance carriers, agents and distributors. The businesses that comprise our CheckFree segment provide online banking, electronic billing and payment, software applications and investment management solutions to financial institutions and financial services organizations.

CheckFree is presented as a separate segment because it was acquired on December 3, 2007. In the first quarter of 2008, we expect that we will realign our business segments when our new reporting structure and CheckFree integration plans are finalized. The following table presents, for the years indicated, revenues, operating income, and operating margin for our business segments.

Years ended December 31, (Dollars in millions)	Financial	Insurance	CheckFree(3)	Total
Total revenues:
2007	$3,006	$829	$87	$3,922
2006	2,838	728	—	3,566
2005	2,611	630	—	3,241
Revenue growth(1):
2007	6%	14%	—	10%
2006	9%	16%	—	10%
Operating income:
2007(2)	$667	$63	$14	$744
2006	566	99	—	665
2005	578	84	—	662
Operating income growth (decline)(1):
2007(2)	18%	(36)%	—	12%
2006	(2)%	18%	—	0%
Operating margin:
2007(2)	22.2%	7.5%	16.7%	19.0%
2006	19.9%	13.6%	—	18.6%
2005	22.1%	13.3%	—	20.4%

(1)	Represents revenue or operating income growth (decline) compared to the prior year.
(2)	Operating income and margin excludes merger and integration costs associated with acquisitions and a charge associated with the amendment of an employment agreement related to the creation of an offshore captive totaling $14 million which are not allocated to the segments. See Note 8 to our consolidated financial statements for a reconciliation of segment operating income to operating income reported on the consolidated statement of income.
(3)	We acquired CheckFree on December 3, 2007 and, as a result, the 2007 results include 28 days of CheckFree operations and amortization expense from acquired intangible assets of $9 million.

Financial

Revenues in our Financial segment increased $168 million, or 6%, in 2007 and $227 million, or 9%, in 2006. The internal revenue growth rate in the Financial segment was 4% and 6% in 2007 and 2006, respectively, with the remaining growth in each year resulting from acquisitions. Internal revenue growth in this segment was primarily driven by increased volumes and new clients in the electronic payments businesses along with new client growth and increased sales to existing clients in the banking and credit union core processing businesses and card fulfillment businesses. In 2007, internal revenue growth was negatively impacted by approximately one percentage point due to a decrease in revenues in our home equity loan processing businesses due primarily to a decline in volumes associated with weakness in the mortgage markets in the United States in the second half of 2007. In 2006, internal revenue growth was negatively impacted by approximately one percentage point from a decrease in contract termination fees.

Operating income in our Financial segment increased $101 million, or 18%, in 2007 compared to 2006 and decreased $12 million, or 2%, in 2006 compared to 2005. Operating margins were 22.2%, 19.9% and 22.1% in 2007, 2006 and 2005, respectively. Operating margins in 2007 increased 2.3 percentage points compared to 2006 primarily due to higher-margin revenue growth in our core processing and electronic payments businesses and overall operating efficiencies in our bank and credit union core processing and payments businesses resulting primarily from the implementation of strategic initiatives that lowered costs. Operating margins in 2006 decreased 2.2 percentage points compared to 2005 and were negatively impacted by a $35 million decrease in higher-margin contract termination fees, an increase of $21 million in share-based compensation expense related to the prospective adoption of SFAS 123R on January 1, 2006, charges totaling $9 million related to the write-down of assets and facility shutdown costs in our lending businesses and operating losses associated with our Australia check processing operations.

Insurance

Revenues in our Insurance segment increased $101 million, or 14%, in 2007 compared to 2006 and $98 million, or 16%, in 2006 compared to 2005. The internal revenue growth rate in this segment was 0% in 2007 and 10% in 2006. The 2007 internal revenue growth rate decreased from 2006 primarily due to a $33 million decrease in flood claims processing revenues and lower pass-through prescription revenue growth in our workers’ compensation businesses.

Operating income in our Insurance segment decreased $36 million, or 36%, in 2007 compared to 2006 and increased $15 million, or 18%, in 2006 compared to 2005. Operating margins were 7.5% in 2007 compared to 13.6% in 2006 and 13.3% in 2005. Operating margins declined in 2007 compared to 2006 due primarily to a $33 million decrease in higher-margin flood claims processing revenues and charges totaling $4 million related to facility shutdown and employee severance related to the consolidation of operations. Operating margins in our Insurance segment are impacted by the significant increase in revenues in our workers’ compensation businesses, which generate operating margins in the low- to mid-single digits. The inclusion of prescription product costs in revenue and expense negatively impacted operating margins in the Insurance segment by nine percentage points, 14 percentage points and 12 percentage points in 2007, 2006 and 2005, respectively.

CheckFree

We acquired CheckFree on December 3, 2007 and, as a result, our 2007 operating results include 28 days of CheckFree operations. During this period, revenues totaled $87 million and operating income and operating margin were $14 million and 16.7%, respectively. Included in total expenses for the CheckFree segment was amortization expense from acquired intangible assets totaling $9 million during the 28 day period.

Interest Expense and Interest Income

Interest expense was $76 million, $41 million and $28 million in 2007, 2006 and 2005, respectively. The $35 million increase in interest expense in 2007 was primarily due to the new senior term loan and senior notes borrowings in the fourth quarter of 2007 to finance our acquisition of CheckFree. Because of these new borrowings, which had a combined principal balance of $4.25 billion at December 31, 2007, we expect that interest expense will be significantly higher in 2008 as compared to 2007. The $13 million increase in interest expense in 2006 was due primarily to higher interest rates and increased average borrowings outstanding in 2006 compared to 2005.

Interest income was $7 million, $0 and $7 million in 2007, 2006 and 2005, respectively. Interest income in 2007 was earned by investing the proceeds from the senior notes borrowings during the period from our receipt of the proceeds until we completed the CheckFree acquisition. The interest income in 2005 was primarily due to increased cash balances resulting from the proceeds we received for the sale of our securities clearing businesses.

Realized Gain from Sale of Investments

In 2005, we realized a pre-tax gain of $44 million from the sale of 3.2 million shares of common stock of Bisys Group, Inc. In addition, we sold our investment in INTRIA Items, Inc. to our joint venture partner, Canadian Imperial Bank of Commerce, which resulted in a pre-tax gain of $43 million.

Income Tax Provision

Our effective income tax rate for continuing operations was 38.3% in 2007, 37.8% in 2006 and 37.6% in 2005. The effective income tax rates for 2006 and 2005 were favorably impacted, as compared to 2007, primarily by changes in state tax laws, the finalization of various tax returns and a lower tax rate on the sale of investments. We expect that our income tax rate for continuing operations will be approximately 38.5% in 2008.

Income from Discontinued Operations

Income from discontinued operations, which includes Fiserv Health, Fiserv ISS, CredStar, Del Mar Database and our securities clearing businesses, totaled $31 million in 2007 and $62 million in 2006 and 2005. The decrease in income from discontinued operations in 2007 was primarily due to $18 million of charges related to disposition activities including retention bonuses, employee severance and other sale related expenses and a $14 million charge at Fiserv Health for employee severance, facility shutdown and other charges to cease an investment in a new technology platform in the health plan management business in the second quarter of 2007.

Net Income Per Share-Diluted

Net income per share-diluted for 2007 was $2.60 compared to $2.53 in 2006 and $2.70 in 2005. Net income per share-diluted from continuing operations was $2.42 in 2007 compared to $2.19 in 2006 and $2.38 in 2005. Net income per share-diluted from continuing operations in 2007 compared to 2006 was negatively impacted by approximately $0.07 per share due to merger and integration costs and intangible amortization expense associated with our acquisition of CheckFree and a $0.01 per share increase in facility shutdown and related costs. Net income per share-diluted from continuing operations in 2006 compared to 2005 was negatively impacted by a decrease of $0.29 per share from realized gains on sale of investments in 2005, approximately $0.12 per share from a decrease in contract termination fees in 2006, $0.08 per share of incremental share-based compensation expense in 2006 due to the prospective adoption of FAS 123R on January 1, 2006, and $0.03 per share related to the write-down of assets and facility shutdown costs in 2006. Amortization expense related to acquired intangible assets totaled $0.15 per share, $0.09 per share and $0.07 per share in 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

Our principal liquidity needs are: (i) to fund normal operating expenses; (ii) to meet debt service requirements of $500 million in 2008, including $250 million of our senior notes maturing in April and June of 2008 and $250 million of our senior term loan due in December of 2008; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flows generated by operations and proceeds from dispositions during the next twelve months. In the first quarter of 2008, we received proceeds from the dispositions of Fiserv Health and Fiserv ISS totaling approximately $660 million after taxes. As of January 31, 2008, we had $637 million available for borrowing under our revolving credit facility.

Net cash provided by operating activities from continuing operations, or operating cash flow, was $564 million in 2007 compared with $542 million in 2006. Operating cash flow in 2007 compared to 2006 was negatively impacted by the payment of $30 million to settle treasury-lock interest rate hedge contracts entered into in connection with the financing of our acquisition of CheckFree.

Our capital expenditures, including capitalization of software costs, were $160 million, or 4.1% of total revenues, $163 million, or 4.6% of total revenues, and $141 million, or 4.4% of total revenues, in 2007, 2006 and 2005, respectively.

We purchased treasury stock totaling $469 million, $560 million and $653 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, we were authorized by our board of directors to purchase up to 1.8 million additional shares of our common stock. Share repurchases under this authorization are expected to be made through open market transactions as market conditions warrant. Shares repurchased are generally held for issuance in connection with our equity plans. Our current policy is to use our operating cash flow primarily to fund capital expenditures and to repay debt, rather than to pay dividends.

On December 3, 2007, we acquired CheckFree for $4.2 billion, net of cash acquired. To complete the acquisition, we borrowed $2.5 billion under an unsecured senior term loan facility with a syndicate of banks, issued $1.75 billion of senior notes and borrowed under our revolving credit facility. In 2007, 2006 and 2005, we used $127 million, $187 million and $510 million, respectively, to acquire other businesses.

Revolving Credit Facility and Commercial Paper

We maintain a $900 million unsecured revolving credit facility with a syndicate of banks. The facility bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees or compensating balance requirements under this facility. The revolving credit facility, as amended, contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness to no more than a specified multiple (ranging between 3.5 and 4.5) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The facility expires on March 24, 2011. In 2007, we were in compliance with all debt covenants in this and our other credit facilities, including those contained in our senior unsecured notes.

We are authorized to issue up to $500 million of unsecured commercial paper under our commercial paper program. Under this program, we may issue commercial paper with maturities of up to 397 days from the date of issuance. The revolving credit facility supports 100% of any outstanding commercial paper. As a result, borrowings under the commercial paper program reduce the amount of credit available under the revolving credit facility. As of December 31, 2007, no commercial paper borrowings were outstanding under this program. Borrowings under the revolving credit facility and commercial paper program were $840 million and $452 million at December 31, 2007 and 2006, respectively. The weighted-average variable interest rate on these borrowings was 5.4% at December 31, 2007.

Senior Term Loan

In December 2007, we borrowed $2.5 billion under an unsecured senior term loan facility with a syndicate of banks. This term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate, and matures in December 2012. Scheduled principal payments of $250 million are due in December 2008 and 2009, payments of $375 million are due in December 2010 and 2011, and the remaining principal of $1.25 billion is due in December 2012. The weighted-average variable interest rate on the term loan borrowings was 5.5% at December 31, 2007. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above.

Senior Notes

In November 2007, we issued $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which notes pay interest at the stated rate on May 20 and November 20 of each year. In addition, we previously issued $150 million of 4% senior notes, which are due in April 2008, and $100 million of 3% senior notes, which are due in June 2008.

Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, we entered into a series of treasury lock agreements (“Treasury Locks”) in 2007 with total notional values of $0.9 billion and maintain interest rate swap agreements (“Swaps”) with total notional values of $1.9 billion and $150 million at December 31, 2007 and 2006, respectively. The Swaps effectively fix interest rates on floating rate borrowings under the revolving credit facility and term loan at a weighted-average rate of approximately 4.5%, prior to financing spreads and related fees. The Swaps have original contract terms of two to five years with expiration dates through September 2012. Upon the issuance of the senior notes in November 2007, we paid $30 million to settle the Treasury Locks. This payment was recorded in accumulated other comprehensive loss, net of income taxes of $11 million, and will be recognized as interest expense over the terms of the senior notes. In addition, we maintain fixed-to-floating interest rate swap agreements on the $150 million 4% senior notes, with a variable interest rate of 6.0% at December 31, 2007.

364-Day Revolving Credit Facility

In November 2007, we entered into a 364-day revolving credit facility under which borrowings were conditioned upon our full draw of available borrowings under our $900 million revolving credit facility described above and prepayments were required in the event of certain asset sales or other transactions. No borrowings under the 364-day revolving credit facility were outstanding at December 31, 2007 and we terminated this facility in February 2008.

Shelf Registration Statement

In 2007, we filed a “shelf” registration statement with the Securities and Exchange Commission. Under the registration statement, we may sell common stock, preferred stock and debt securities, or a combination thereof. Each time we sell securities pursuant to the shelf registration statement, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods. Proceeds from the sale of these securities may be used to repay indebtedness or for working capital, acquisitions or general corporate purposes. As discussed above, in 2007, we issued $1.75 billion of senior unsecured notes under the shelf registration statement.

Other

Access to capital markets impacts our cost of capital, our ability to refinance maturing indebtedness and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on various factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our capital stock. As of December 31, 2007, we had a credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB with a negative outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities.

The interest rate payable on our senior notes is subject to adjustment from time to time if Moody’s or S&P downgrades (or subsequently upgrades) the debt rating applicable to the senior notes. If the ratings from Moody’s or S&P decrease, the per annum interest rate on the notes is subject to increase by up to 2.0%. In no event will the per annum interest rate be reduced below the original interest rate applicable to the senior notes or will the total increase in the per annum interest rate be more than 2.0% above the original interest rate. The interest rates on any series of senior notes will permanently cease to be subject to any adjustment if the notes become rated A3 (or its equivalent) or higher by Moody’s and A- (or its equivalent) or higher by S&P, in each case with a stable or positive outlook.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any material off-balance sheet arrangements. The interest component of long-term debt obligations and minimum operating lease payments are reported on a pre-tax basis. The following table details our contractual cash obligations at December 31, 2007:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest	$6,744	$751	$1,043	$4,068	$882
Minimum operating lease payments	424	114	164	85	61
Purchase obligations	28	22	5	1	—
Income tax obligations	60	9	27	21	3

Total	$7,256	$896	$1,239	$4,175	$946

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

(In millions, except per share data)	Quarters
	First	Second	Third	Fourth	Total
2007
Revenues:
Processing and services	$646	$655	$652	$740	$2,693
Product	298	284	277	370	1,229

Total revenues	944	939	929	1,110	3,922

Expenses:
Cost of processing and services	403	399	393	463	1,658
Cost of product	236	225	223	295	979
Selling, general and administrative	128	133	123	171	555

Total expenses	767	757	739	929	3,192

Operating income	177	182	190	181	730
Interest expense, net	(9)	(11)	(13)	(36)	(69)

Income from continuing operations before income taxes	168	171	177	145	661
Income tax provision	65	66	67	55	253

Income from continuing operations	103	105	110	90	408
Income from discontinued operations, net of income taxes	11	3	11	6	31

Net income	$114	$108	$121	$96	$439

Net income per share—basic:
Continuing operations	$0.60	$0.63	$0.67	$0.55	$2.45
Discontinued operations	0.07	0.02	0.06	0.04	0.19

Total	$0.67	$0.65	$0.73	$0.59	$2.64

Net income per share—diluted:
Continuing operations	$0.59	$0.62	$0.66	$0.54	$2.42
Discontinued operations	0.07	0.02	0.06	0.04	0.19

Total	$0.66	$0.64	$0.73	$0.58	$2.60

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

(In millions, except per share data)	Quarters
	First	Second	Third	Fourth	Total
2006
Revenues:
Processing and services	$622	$603	$631	$632	$2,488
Product	250	263	267	298	1,078

Total revenues	872	866	898	930	3,566

Expenses:
Cost of processing and services	387	391	393	407	1,578
Cost of product	195	195	216	233	839
Selling, general and administrative	118	117	120	129	484

Total expenses	700	703	729	769	2,901

Operating income	172	163	169	161	665
Interest expense, net	(8)	(10)	(12)	(11)	(41)

Income from continuing operations before income taxes	164	153	157	150	624
Income tax provision	63	56	59	58	236

Income from continuing operations	101	97	98	92	388
Income from discontinued operations, net of income taxes	15	21	12	14	62

Net income	$116	$118	$110	$106	$450

Net income per share—basic:
Continuing operations	$0.57	$0.55	$0.56	$0.53	$2.22
Discontinued operations	0.08	0.12	0.07	0.08	0.35

Total	$0.65	$0.67	$0.63	$0.62	$2.57

Net income per share—diluted:
Continuing operations	$0.56	$0.55	$0.56	$0.52	$2.19
Discontinued operations	0.08	0.12	0.07	0.08	0.35

Total	$0.64	$0.66	$0.63	$0.61	$2.53

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

Fiserv ISS, which is included in discontinued operations, accepts retirement account deposits from clients and invests the funds in securities, substantially all of which are rated within the highest investment grade categories for securities. Fiserv ISS utilizes simulation models for measuring and monitoring interest rate risk and market value of portfolio equities. A formal asset and liability committee meets quarterly to review interest rate risks, capital ratios, liquidity levels, portfolio diversification, credit risk ratings and adherence to investment policies and guidelines. We do not believe significant changes in interest rates would have a material impact on our operating results from discontinued operations or our financial condition.

We manage our debt structure and interest rate risk through the use of fixed and floating-rate debt and through the use of interest rate hedge contracts. We currently use interest rate swaps to partially hedge our exposure to interest rate changes and to control financing costs. Generally, under these swaps, we agree with a counter-party to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional amount. Based on our long-term debt with variable interest rates as of December 31, 2007, a 1% increase in our borrowing rate would increase annual interest expense in 2008 by approximately $10 million. We believe the risks associated with financial instruments at December 31, 2007 will not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

FISERV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

In millions, except per share data Years ended December 31,	2007	2006	2005
Revenues:
Processing and services	$2,693	$2,488	$2,353
Product	1,229	1,078	888

Total revenues	3,922	3,566	3,241

Expenses:
Cost of processing and services	1,658	1,578	1,485
Cost of product	979	839	685
Selling, general and administrative	555	484	409

Total expenses	3,192	2,901	2,579

Operating income	730	665	662

Interest expense	(76)	(41)	(28)
Interest income	7	—	7
Realized gain from sale of investments	—	—	87

Income from continuing operations before income taxes	661	624	728

Income tax provision	253	236	274

Income from continuing operations	408	388	454

Income from discontinued operations, net of income taxes	31	62	62

Net income	$439	$450	$516

Net income per share—basic:
Continuing operations	$2.45	$2.22	$2.41
Discontinued operations	0.19	0.35	0.33

Total	$2.64	$2.57	$2.74

Net income per share—diluted:
Continuing operations	$2.42	$2.19	$2.38
Discontinued operations	0.19	0.35	0.32

Total	$2.60	$2.53	$2.70

Shares used in computing net income per share:
Basic	166.6	175.0	188.8
Diluted	168.8	177.5	191.0

See accompanying notes.

FISERV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in millions December 31,	2007	2006
ASSETS
Cash and cash equivalents	$297	$117
Trade accounts receivable, less allowance for doubtful accounts	840	506
Deferred income taxes	71	29
Prepaid expenses and other current assets	353	128
Assets of discontinued operations held for sale	2,643	2,700

Total current assets	4,204	3,480

Property and equipment, net	372	220
Intangible assets, net	2,324	529
Goodwill	4,817	1,982
Other long-term assets	129	41

Total assets	$11,846	$6,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$182	$143
Accrued expenses	599	321
Current maturities of long-term debt	510	—
Deferred revenues	351	247
Liabilities of discontinued operations held for sale	2,112	2,139

Total current liabilities	3,754	2,850

Long-term debt	4,895	745
Deferred income taxes	571	169
Other long-term liabilities	159	62

Total liabilities	9,379	3,826

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 198.1 million and 197.8 million shares issued	2	2
Additional paid-in capital	700	700
Accumulated other comprehensive loss	(41)	—
Accumulated earnings	3,326	2,887
Treasury stock, at cost, 33.0 million and 26.7 million shares	(1,520)	(1,163)

Total shareholders’ equity	2,467	2,426

Total liabilities and shareholders’ equity	$11,846	$6,252

See accompanying notes.

FISERV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Comprehensive Income	Accumulated Other Comprehensive Loss	Accumulated Earnings	Treasury Stock
In millions	Shares	Amount					Shares	Amount
Balance at December 31, 2004	196	$2	$680		$26	$1,921	2	$(65)
Net income				$516		516
Foreign currency translation				1	1
Reclassification adjustment for realized investment gains included in net income—net of tax				(32)	(32)
Fair market value adjustment on cash flow hedges—net of tax				6	6

Comprehensive income				$491

Shares issued under stock plans including income tax benefits	2	—	14				(1)	49
Purchase of treasury stock							15	(652)

Balance at December 31, 2005	198	2	694		1	2,437	16	(668)
Net income				$450		450
Fair market value adjustment on cash flow hedges and other—net of tax				1	1

Comprehensive income				$451

Adjustment to adopt SFAS No. 158—net of tax					(2)
Share-based compensation			28
Shares issued under stock plans including income tax benefits	—	—	(22)				(2)	75
Purchase of treasury stock							13	(570)

Balance at December 31, 2006	198	2	700		—	2,887	27	(1,163)
Net income				$439		439
Foreign currency translation and other				5	5
Fair market value adjustment on cash flow hedges—net of tax				(46)	(46)

Comprehensive income				$398

Share-based compensation			26
Shares issued under stock plans including income tax benefits	—	—	(26)				(2)	103
Purchase of treasury stock							8	(460)

Balance at December 31, 2007	198	$2	$700		$(41)	$3,326	33	$(1,520)

See accompanying notes.

FISERV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions
Years ended December 31,	2007	2006	2005
Cash flows from operating activities:
Net income	$439	$450	$516
Adjustment for discontinued operations	(31)	(62)	(62)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Deferred income taxes	20	14	19
Share-based compensation	23	26	4
Excess tax benefit from exercise of stock options	(12)	(10)	—
Settlement of interest rate hedge contracts	(30)	—	—
Realized gain from sale of investments	—	—	(87)
Depreciation and amortization	193	170	151
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(35)	(52)	(52)
Prepaid expenses and other assets	(32)	(12)	(10)
Trade accounts payable and other liabilities	21	10	34
Deferred revenues	8	8	14

Net cash provided by operating activities from continuing operations	564	542	527

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(160)	(163)	(141)
Payment for acquisitions of businesses, net of cash acquired	(4,333)	(187)	(510)
Proceeds from sale of investments	19	—	109
Other investing activities	—	(1)	1

Net cash used in investing activities from continuing operations	(4,474)	(351)	(541)

Cash flows from financing activities:
Proceeds from revolving credit facilities, net	285	144	113
Proceeds from long-term debt	4,248	10	17
Repayments of long-term debt	(72)	(16)	(39)
Issuance of common stock and treasury stock	50	36	28
Purchases of treasury stock	(469)	(560)	(653)
Excess tax benefit from exercise of stock options	12	10	—
Deferred financing costs	(24)	—	—
Other financing activities	(7)	3	(1)

Net cash provided by (used in) financing activities from continuing operations	4,023	(373)	(535)

Net change in cash and cash equivalents from continuing operations	113	(182)	(549)
Net cash transactions transferred from discontinued operations	67	153	369
Beginning balance	117	146	326

Ending balance	$297	$117	$146

Discontinued operations cash flow information:
Net cash provided by operating activities	$99	$93	$68
Net cash provided by investing activities	120	90	6
Net cash (used in) provided by financing activities	(58)	—	139

Net change in cash and cash equivalents from discontinued operations	161	183	213
Cash and cash equivalents sold	—	—	(32)
Net cash transactions transferred to continuing operations	(67)	(153)	(369)
Beginning balance—discontinued operations	55	25	213

Ending balance—discontinued operations	$149	$55	$25

See accompanying notes.

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

1. Summary of Significant Accounting Policies

Description of the Business

Fiserv, Inc. and its subsidiaries (collectively, the “Company”) provide integrated information management systems and services, including transaction processing, electronic commerce products and services, business process outsourcing, document distribution services, and software and systems solutions. The Company’s continuing operations are primarily in the United States and consist of three business segments: financial institution services (“Financial”), insurance services (“Insurance”), and CheckFree Corporation (“CheckFree”). The Financial segment provides account and transaction processing systems and services to financial institutions and other financial intermediaries. The Insurance segment provides a wide range of services to insurance carriers, agents, and distributors. CheckFree provides online banking, electronic billing and payment software applications, and investment management solutions to financial institutions and financial services organizations. CheckFree was acquired by the Company on December 3, 2007.

On January 10, 2008, the Company completed the sale of a majority of its health businesses (“Fiserv Health”) to UnitedHealthcare Services, Inc. The Company also completed the sale of the majority of its investment support services segment (“Fiserv ISS”) to TD Ameritrade Online Holdings, Inc. on February 4, 2008. This was the first of two transactions related to the sale of Fiserv ISS. The second part of the Fiserv ISS sale is expected to close by the end of the second quarter of 2008. Additionally, in December 2007 and January 2008, the Company completed the sale of two businesses in its lending division. The financial results of Fiserv Health, Fiserv ISS and the two disposed lending businesses are reported as discontinued operations for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Fiserv, Inc. and all majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Values

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, trade accounts payable, and accrued expenses approximate the carrying values due to the short period of time to maturity. The fair values of long-term debt and derivative instruments are determined based on market quotes for similar instruments.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of FIN 48 on January 1, 2007 did not result in a cumulative adjustment to accumulated earnings.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the applicable disclosure requirements. This statement applies to other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. SFAS 157 was subsequently amended to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to elect to measure many financial instruments at fair value and establishes presentation and disclosure requirements for such financial instruments. The Company does not expect to elect to measure any financial instruments at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) generally retains the underlying concepts of SFAS 141 because it requires all business combinations to be accounted for at fair value under the acquisition method of accounting, but it changes how the acquisition method of accounting is applied in a number of significant aspects. Acquisition costs will be expensed as incurred; contingent consideration will be recorded at fair value on the date of acquisition; restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the income tax provision. SFAS 141(R) is effective on a prospective basis for all of the Company’s business combinations with an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not permitted. The Company is currently assessing the impact that the adoption of SFAS 141(R) will have on its financial statements.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement is effective for fiscal years beginning on or after December 15, 2008 and requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income and this statement includes expanded disclosure requirements. The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial statements, although it is still assessing the impact it may have.

Reclassifications

The Company reclassified its 2006 and 2005 consolidated statements of cash flows such that proceeds from the sale of businesses and cash distributions received from discontinued operations are reported as cash flows of discontinued operations. These cash flows were previously reported as cash provided by investing activities from continuing operations. These reclassifications resulted in the reclassification of $104 million and $350 million in 2006 and 2005, respectively, from investing activities of continuing operations to investing activities of discontinued operations. Additionally, certain other amounts reported in prior periods have been reclassified to conform to the current presentation.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted. Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the hedge is effective, there is an offsetting adjustment to the basis of the item being hedged. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of hedges are recognized in earnings. The Company’s policy is to execute derivative financial instruments with creditworthy banks and not to enter into such instruments for speculative purposes.

Revenue Recognition

Processing and services revenues are primarily derived from account and transaction-based fees for data processing, transaction processing, electronic funds transfer services, consulting services and software maintenance fees and are recognized as the related services are provided. Software maintenance fee revenues for ongoing customer support are recognized ratably over the term of the related support period, which is generally 12 months. Deferred revenues consist primarily of advance billings for services and are recognized as revenue when the services are provided.

Product revenues are primarily derived from prescription product, software license, and integrated print and electronic communications sales. Product revenues in the Insurance segment include workers’ compensation prescription product costs for which the Company is the principal under the indicators set forth in Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Prescription product revenues are recognized on a gross basis to include the prescription price based on established fee schedules or usual and customary rates. The Company also recognizes product revenues, such as software license sales which represent less than 5% of total revenues, when written contracts are signed, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable.

Customer reimbursements, such as postage and telecommunication costs, are included in processing and services revenue, product revenue, cost of processing and services, and cost of product in accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” These costs, which are pass-through expenses to clients and which are included in both revenues and expenses, were $432 million, $409 million and $345 million in 2007, 2006 and 2005, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of: salaries, wages and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; amortization of certain intangible assets and other selling and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $63 million and $33 million at December 31, 2007 and 2006, respectively. The increase from 2006 was primarily due to the Company’s acquisitions in 2007.

Settlement Assets and Obligations

Settlement assets of $179 million and $39 million were included in prepaid expenses and other current assets at December 31, 2007 and 2006, respectively, and settlement obligations of $177 million and $38 million were included in accrued expenses at December 31, 2007 and 2006, respectively. Settlement assets and obligations represent amounts receivable from the Company’s agents and clients and amounts payable to agents and clients primarily associated with the Company’s recently acquired walk-in payment services businesses. The majority of these assets and obligations result from timing differences between agents collecting funds from the consumers making the payments and depositing the funds collected into the Company’s bank accounts. Settlement assets and obligations arise due to the reporting of transactions to clients prior to fulfilling the payment obligation.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2007	2006
Land	—	$19	$9
Data processing equipment	3 to 7 years	460	371
Buildings and leasehold improvements	5 to 40 years	151	114
Furniture and equipment	3 to 10 years	198	120

		828	614
Less accumulated depreciation and amortization		456	394

Total		$372	$220

Depreciation expense for all property and equipment totaled $78 million, $69 million and $61 million in 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

Intangible Assets

Intangible assets consisted of the following at December 31:

2007 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,688	$77	$1,611
Acquired software and technology	416	48	368
Trade names	142	4	138
Software development costs for external customers	562	419	143
Purchased software	276	212	64

Total	$3,084	$760	$2,324

2006 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$278	$54	$224
Acquired software and technology	82	31	51
Trade names	60	1	59
Software development costs for external customers	514	388	126
Purchased software	249	180	69

Total	$1,183	$654	$529

Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally ten to twenty years. Acquired software and technology represents software and technology intangible assets acquired as part of acquired businesses and is amortized over their estimated useful lives, generally four to ten years. Trade names determined to have indefinite lives are not amortized, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and trade names determined to have finite useful lives are amortized over their useful lives, generally five to ten years. As described in Note 2, intangible assets acquired as part of acquired businesses have increased in 2007 primarily due to the acquisition of CheckFree in December 2007. Amortization expense for acquired intangible assets, which include customer related intangible assets, acquired software and technology and trade names, totaled $42 million, $26 million and $20 million in 2007, 2006 and 2005, respectively. The Company estimates that amortization expense with respect to acquired intangible assets will be approximately $153 million in 2008 and 2009, $151 million in 2010 and 2011, and $140 million in 2012.

Software development costs for external customers represents internally generated computer software for external customers. The Company capitalizes certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process customer transactions. Costs are capitalized commencing when the technological feasibility of the software has been established. Routine maintenance of software products, design costs and development costs incurred prior to establishment of a product’s technological feasibility are expensed as incurred. Software development costs for external customers are amortized over their estimated useful lives which is generally five years. Gross software development costs for external customers capitalized for new products and enhancements to existing products totaled $57 million, $53 million and $49 million in 2007, 2006 and 2005, respectively. Amortization of previously capitalized development costs was $40 million, $44 million and $46 million in 2007, 2006 and 2005, respectively.

Purchased software represents software licenses purchased from third parties and is amortized over the estimated useful lives, generally three to five years. Amortization of purchased software totaled $33 million, $31 million and $24 million in 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired in a business combination. The Company reviews, on an annual basis, or more frequently if circumstances indicate possible impairment, the carrying value of goodwill by comparing reporting unit carrying values to estimated fair values. Based on the Company’s annual impairment assessment in the fourth quarter of 2007, no impairment was identified. The changes in goodwill during 2007 and 2006 were as follows:

(In millions)	Financial Institution Services	Insurance Services	CheckFree	Total
Balance—December 31, 2005	$1,498	$374	$—	$1,872
Goodwill acquired	20	90	—	110

Balance—December 31, 2006	1,518	464	—	1,982
Goodwill acquired	59	(5)	2,781	2,835

Balance—December 31, 2007	$1,577	$459	$2,781	$4,817

Impairment of Long-Lived Assets

The Company assesses the likelihood of recovering the cost of long-lived assets based on current and projected operating results and cash flows of the related business operations using an undiscounted cash flow analysis. These factors, along with management’s plans with respect to operations, are considered whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in assessing the recoverability of property and equipment and intangible assets. Measurement of any impairment loss is based on estimated fair value.

Investments

At December 31, 2007, available-for-sale investments in asset-backed securities and corporate bonds were reported in the accompanying consolidated balance sheet as prepaid expenses and other current assets of $12 million and other long-term assets of $30 million. At December 31, 2007, gross unrealized investment gains and losses were not significant. The Company’s continuing operations did not own any available-for-sale investments at December 31, 2006. The fair values of available-for-sale investments were based on quoted market values.

Deferred Financing Costs

Deferred financing costs of $24 million were included in other long-term assets at December 31, 2007 and were paid in connection with the Company’s borrowings under its senior term loan and senior notes during 2007. Deferred financing costs are amortized over the term of the underlying debt using the interest method.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carry-forwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

differences are expected to be recovered or settled. A valuation allowance, if necessary, is recorded against deferred tax assets for which utilization of the asset is not likely.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31:

(In millions)	2007	2006
Fair market value adjustment on cash flow hedges, net of income taxes (see Note 4)	$(45)	$1
Foreign currency translation adjustments	5	1
Unrecognized pension losses, net of income taxes	(1)	(2)

Total	$(41)	$—

Shareholder Rights Plan

As of December 31, 2007, the Company had a shareholder rights plan. Under this plan, each shareholder held one preferred stock purchase right for each outstanding share of the Company’s common stock. The stock purchase rights were not exercisable until certain events occur. The plan expired on February 23, 2008.

Realized Gain from Sale of Investments

During 2005, the Company sold its remaining 3.2 million shares of common stock of Bisys Group, Inc., realizing a pre-tax gain of $44 million, and its investment in INTRIA Items, Inc., realizing a pre-tax gain of $43 million. Realized gains or losses are computed based on specific identification of the investments sold, based on the trade date.

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the periods. Common stock equivalents consist of stock options and restricted stock and are computed using the treasury stock method. In 2007 and 2006, the Company excluded approximately one million weighted-average shares for stock options from the calculation of common stock equivalents as their impact was anti-dilutive. In 2005, no weighted-average shares for stock options were excluded from the calculation of common stock equivalents.

The computation of shares used in calculating basic and diluted net income per common share is as follows:

(In millions)	2007	2006	2005
Weighted-average common shares outstanding used for the calculation of net income per share—basic	167	175	189
Common stock equivalents	2	3	2

Total shares used for the calculation of net income per share—diluted	169	178	191

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

Supplemental Cash Flow Information

(In millions)	2007	2006	2005
Interest paid	$62	$42	$27
Income taxes paid (including discontinued operations)	236	235	336
Liabilities assumed in acquisitions of businesses	979	32	39

2. Acquisitions

CheckFree Corporation

On December 3, 2007, the Company acquired CheckFree, a provider of electronic commerce services and products, including electronic bill payment and Internet banking. In the acquisition, each outstanding share of CheckFree common stock was converted into the right to receive $48 per share. CheckFree is expected to enable the Company to expand its client relationships with a leading platform in the growing bill payment sector. The Company believes that the combined organization will be able to deliver a wider range of product offerings for its clients, create new opportunities for growth and enhanced efficiency, and bring new products and services to market.

The preliminary allocation of the purchase price for CheckFree was as follows (in millions):

Cash and cash equivalents	$181
Trade accounts receivable	238
Other current assets	167
Property and equipment	150
Intangible assets	1,778
Goodwill	2,781
Other assets	55
Trade accounts payable and accrued expenses	(233)
Other current liabilities	(201)
Noncurrent deferred income tax liabilities	(402)
Other long-term liabilities	(91)

Total purchase price	$4,423

The purchase price for CheckFree was paid in cash at closing, except for $36 million of accrued purchase price and transaction costs at December 31, 2007. The amounts allocated to goodwill and intangible assets were based on preliminary valuations and are subject to final adjustment. The preliminary purchase price allocation resulted in goodwill of $2.8 billion, which is not expected to be deductible for tax purposes. The preliminary values allocated to intangible assets were as follows:

(In millions)	Gross Carrying Amount	Weighted - Average Useful Life
Customer related intangible assets	$1,378	19 years
Acquired software and technology	319	9 years
Trade name	81	indefinite

	$1,778	17 years

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

The following unaudited supplemental pro forma information presents the Company’s results of operations as though the acquisition of CheckFree had occurred on January 1, 2007 and 2006:

(In millions, except per share data)	2007	2006
Total revenues	$4,910	$4,475
Income from continuing operations	319	299
Net income	351	361
Net income per share—basic	$2.10	$2.06
Net income per share—diluted	$2.08	$2.03

The unaudited supplemental pro forma information is not necessarily indicative of the Company’s operating results which would have occurred had the acquisition of CheckFree been completed on the assumed dates.

Other Acquisitions

In addition to the acquisition of CheckFree in 2007, the Company completed three, seven and eight acquisitions in 2007, 2006 and 2005, respectively. The results of operations of all acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition. Net cash paid for these acquisitions was $120 million, $169 million and $440 million in 2007, 2006 and 2005, respectively, and remains subject to certain adjustments. The acquisitions complemented the existing businesses of the Company in the areas of data processing, lending services, insurance services, software and services. Amounts allocated to goodwill and intangible assets for the 2007 acquisitions were based on preliminary estimates and are subject to final adjustment. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s results of operations.

3. Dispositions

Fiserv ISS

On May 24, 2007, the Company signed definitive agreements (the “Agreements”) to sell Fiserv ISS in two separate transactions. On February 4, 2008, the Company completed the first transaction by selling Fiserv Trust Company and the accounts of the Company’s institutional retirement plan and advisor services operations to TD Ameritrade Online Holdings, Inc. for $225 million, plus the net working capital in the business, in cash at closing. In addition, the Company can earn contingent cash consideration of up to $100 million based on the achievement of revenue targets over the twelve months subsequent to closing. In the first quarter of 2008, the Company expects to recognize a net gain on sale for this transaction of approximately $120 million, after income taxes and prior to any contingent consideration.

In the second transaction, Robert Beriault Holdings, Inc., an entity controlled by the current president of Fiserv ISS, has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for approximately $50 million in cash. The Company will retain a minority interest in this business; however, the Company’s continuing involvement is not expected to be significant. This portion of the Fiserv ISS disposition is expected to close by the end of the second quarter of 2008, and is subject to regulatory approval and customary closing conditions.

Fiserv Health

On January 10, 2008, the Company completed the sale of a majority of its health businesses (“Fiserv Health”) to UnitedHealthcare Services, Inc. for $775 million, net of working capital, in cash at closing. The sale of Fiserv Health, which was included in the Company’s Insurance segment in previously issued financial

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

statements, is expected to result in a net gain on sale of approximately $90 million, after income taxes and prior to final adjustments for net working capital, in the first quarter of 2008.

Other Dispositions

In December 2007 and January 2008, the Company completed the sale of two businesses in its Financial segment which did not result in a material gain or loss.

In 2005, the Company completed the sale of its securities clearing businesses to Fidelity Global Brokerage Group, Inc. (“Fidelity”) for $345 million in cash at closing. In 2006, the Company recognized an $11 million pre-tax gain related to a contingent payment received from Fidelity based on the securities clearing businesses achievement of revenue targets established in the stock purchase agreement.

The assets and liabilities, results of operations and cash flows of Fiserv ISS, Fiserv Health, the Company’s securities clearing businesses and the other dispositions have been reported as discontinued operations in the accompanying consolidated financial statements for all prior periods presented. Summarized financial information for discontinued operations for the years ended December 31 was as follows:

(In millions)	2007	2006	2005
Total revenues	$1,100	$978	$845

Income before income taxes	51	86	89
Income tax provision	(20)	(31)	(27)
Gain on sale, net of income taxes	—	7	—

Income from discontinued operations	$31	$62	$62

Assets and liabilities of discontinued operations are presented separately as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets, and consisted of the following at December 31:

(In millions)	2007	2006
Cash and cash equivalents	$149	$55
Trade accounts receivable, net	95	95
Prepaid expenses and other assets	47	38
Investments	1,888	2,016
Property and equipment, net	24	28
Intangible assets, net	440	468

Assets of discontinued operations held for sale	$2,643	$2,700

Trade accounts payable	$90	$86
Retirement account deposits	1,911	1,934
Other liabilities	111	119

Liabilities of discontinued operations held for sale	$2,112	$2,139

Fiserv ISS accepts retirement account deposits from clients and invests the funds in securities. Such amounts due to clients represent the primary source of funds for Fiserv ISS’ investments which primarily consist of mortgage-backed obligations and primarily include GNMA, FNMA and FHLMC mortgage-backed pass-through securities and collateralized mortgage obligations rated AAA by Standard and Poor’s. Fiserv ISS had fiduciary responsibility for the administration of approximately $46 billion in trust funds as of December 31, 2007 and 2006.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

4. Long-Term Debt

The Company’s outstanding long-term debt was as follows at December 31:

(In millions)	2007	2006
Revolving credit facility and commercial paper	$840	$452
Senior term loan	2,500	—
Senior notes	1,998	245
Other borrowings	67	48

Total	5,405	745
Less: current maturities	510	—

Long-term debt	$4,895	$745

The estimated fair value, determined by prices obtained from market quotes, of the Company’s long-term debt was $5.44 billion and $743 million at December 31, 2007 and 2006, respectively. Annual principal payments required under the terms of the long-term debt agreements were as follows at December 31, 2007 (in millions):

Years ending December 31,
2008	$510
2009	258
2010	377
2011	1,261
2012	2,500
Thereafter	499

Total	$5,405

Senior notes due in 2008, with a carrying value of $45 million at December 31, 2007, are included in long-term debt in the accompanying consolidated balance sheet because the Company has the ability and intent to refinance such borrowings under its $900 million revolving credit facility.

Revolving Credit Facilities and Commercial Paper

The Company maintains a $900 million unsecured revolving credit facility with a syndicate of banks. The facility bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees or compensating balance requirements under this facility. The revolving credit facility, as amended, contains various restrictions and covenants that require the Company, among other things, to limit its consolidated indebtedness to no more than a specified multiple (ranging between 3.5 and 4.5) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The facility expires on March 24, 2011. The Company was in compliance with all debt covenants in 2007. In addition, the Company is authorized to issue up to $500 million of unsecured commercial paper under its commercial paper program. Under this program, the Company may issue commercial paper with maturities of up to 397 days from the date of issuance. The revolving credit facility supports 100% of any outstanding commercial paper. As a result, borrowings under the commercial paper program reduce the amount of credit available under the revolving credit facility. As of December 31, 2007, no commercial paper borrowings were outstanding under this program. Borrowings under the revolving credit facility and commercial paper program were $840 million and $452 million at December 31, 2007 and 2006, respectively. The weighted-average variable interest rate on these borrowings was 5.4% at December 31, 2007.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

In November 2007, the Company entered into a 364-day revolving credit facility under which borrowings were conditioned upon the Company’s full draw of available borrowings under the $900 million revolving credit facility described above and prepayments were required in the event of certain asset sales or other transactions. No borrowings under the 364-day revolving credit facility were outstanding at December 31, 2007 and the Company terminated this facility in February 2008.

Senior Term Loan

In December 2007, the Company borrowed $2.5 billion under an unsecured senior term loan facility with a syndicate of banks. This term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate, and matures in December 2012. Scheduled principal payments of $250 million are due in December 2008 and 2009, payments of $375 million are due in December 2010 and 2011 and the remaining principal of $1.25 billion is due in December 2012. The weighted-average variable interest rate on the term loan borrowings was 5.5% at December 31, 2007. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above.

Senior Notes

In November 2007, the Company issued $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which notes pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to these notes are subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded. In addition, the Company has issued $150 million of 4% senior notes, which are due in April 2008, and $100 million of 3% senior notes, which are due in June 2008.

Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, the Company entered into a series of treasury lock agreements (“Treasury Locks”) in 2007 with total notional values of $0.9 billion and maintains interest rate swap agreements (“Swaps”) with total notional values of $1.9 billion and $150 million at December 31, 2007 and 2006, respectively. As permitted by SFAS 133, the Company has designated the Treasury Locks and Swaps as cash flow hedges.

Upon the issuance of the senior notes in November 2007, the Company paid $30 million to settle the Treasury Locks. This payment was recorded in accumulated other comprehensive loss, net of income taxes of $11 million, and will be recognized as interest expense over the terms of the senior notes. The Swaps have original contract terms of two to five years with expiration dates through September 2012. Accordingly, the fair value of the Swaps, which totaled $41 million at December 31, 2007, was recorded as a liability in the consolidated balance sheet with a corresponding amount recorded within accumulated other comprehensive loss, net of income taxes of $15 million. At December 31, 2006, the fair value of the Swaps, which totaled $1 million was recorded as an asset in the consolidated balance sheet with a corresponding amount recorded in accumulated other comprehensive loss, net of income taxes. In 2007, interest expense of $1 million was recognized due to hedge ineffectiveness. No amounts were excluded from the assessment of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2007, the Company estimates that approximately $13 million will be recognized in interest expense during 2008 related to the Treasury Locks and Swaps.

In addition, the Company maintains fixed-to-floating interest rate swap agreements on the $150 million 4% senior notes, with a variable interest rate of 6.0% at December 31, 2007. The Company has designated these

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

instruments as fair value hedges and their estimated fair values, $2 million and $5 million at December 31, 2007 and 2006, respectively, were included in the accompanying consolidated balance sheets in accrued expenses and long-term debt.

5. Income Taxes

Effective January 1, 2007, the Company adopted FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company’s accumulated earnings. The Company classifies interest and penalties related to income taxes as components of its income tax provision.

A reconciliation of recorded income tax expense from continuing operations with income tax computed at the statutory federal tax rates is as follows:

(In millions)	2007	2006	2005
Statutory federal tax rate	35%	35%	35%
Tax computed at statutory rate	$231	$218	$255
State income taxes, net of federal effect	21	20	24
Other, net	1	(2)	(5)

Income tax provision	$253	$236	$274

The income tax provision for the Company’s continuing operations was as follows:

(In millions)	2007	2006	2005
Current:
Federal	$196	$189	$205
State	32	29	35
Foreign	5	4	15

	233	222	255

Deferred:
Federal	24	20	21
State	2	—	—
Foreign	(6)	(6)	(2)

	20	14	19

Income tax provision	$253	$236	$274

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2007	2006
Allowance for doubtful accounts	$15	$11
Purchased software technology	10	14
Accrued expenses not currently deductible	55	26
Interest rate hedge contracts	26	—
Share-based compensation	15	10
Net operating loss and credit carry-forwards	79	14
Other	42	18

Total deferred tax assets	242	93

Prepaid expenses	(10)	(7)
Software development costs	(46)	(47)
Property and equipment	—	(14)
Intangible assets	(669)	(156)
Other	(17)	(9)

Total deferred tax liabilities	(742)	(233)

Total	$(500)	$(140)

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2007	2006
Current assets	$71	$29
Noncurrent liabilities	(571)	(169)

Total	$(500)	$(140)

Unrecognized tax benefits were as follows (in millions):

Unrecognized tax benefits—January 1, 2007	$23
Increases for tax positions taken during 2007	4
Increases for tax positions taken prior to 2007	4
Assumed in acquisitions	32
Settlements with taxing authorities	(1)
Lapse of the statute of limitations	(2)

Unrecognized tax benefits—December 31, 2007	$60

The 2007 income tax provision from continuing operations includes less than $1 million related to unrecognized tax benefits, including interest, accounted for under FIN 48. As of December 31, 2007, unrecognized tax benefits, net of federal and state benefits, of $29 million and $3 million would affect the effective tax rate from continuing operations and discontinued operations, respectively, if recognized. These amounts include unrecognized tax benefits expected to be settled after the anticipated adoption of FAS 141(R) on January 1, 2009. Unrecognized tax benefits of approximately $9 million are expected to reverse in 2008 as a result of settlements with taxing authorities and the lapsing of statutes of limitation. Accrued interest and penalties related to unrecognized tax benefits totaled $15 million and $6 million as of December 31 and January 1, 2007, respectively.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

The Company’s federal tax returns for 2004 through 2007 and tax returns in certain states and foreign jurisdictions for 2001 through 2007 remain subject to examination by taxing authorities. At December 31, 2007, the Company had federal net operating loss carry-forwards of $139 million, which expire in 2022 through 2027, state net operating loss carry-forwards of $334 million, which expire in 2008 through 2027, and foreign net operating loss carry-forwards of $79 million, of which $11 million expire in 2013 through 2017 and the remainder of which do not expire.

6. Employee Stock and Savings Plans

Stock Plans

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires companies to expense the value of shares acquired under an employee stock purchase plan and stock options, restricted stock and similar awards. The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method. Accordingly, the Company’s results of operations in 2005 and previous periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service had not been rendered (such as unvested options) that were outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of share-based compensation awards in cost of processing and services, cost of product and selling, general and administrative expense in its consolidated statements of income on a straight-line basis over the vesting period.

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

Restricted Stock—The Company awards shares of stock to employees and non-employee directors that are restricted. During the period of restriction, the holder of restricted stock has voting rights and is entitled to receive all distributions, including dividends, paid with respect to the stock. The Company recognizes compensation expense relating to the issuance of restricted stock based on the market price on the date of award over the period during which the restrictions lapse, which is generally four years from the date of grant.

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

Share-based compensation expense recorded for continuing operations was $23 million, $26 million and $4 million during 2007, 2006 and 2005, respectively. The income tax benefits in income from continuing operations related to share-based compensation totaled $8 million, $9 million and $2 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, the total remaining unrecognized compensation cost related to continuing operations for non-vested stock options and restricted stock awards, net of estimated forfeitures, of $42 million is expected to be recognized over a weighted-average period of 2.8 years.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

The weighted-average estimated fair value of stock options granted during 2007, 2006 and 2005 was $21.07, $13.46 and $14.46 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2007	2006	2005
Expected life (in years)	6.0	5.0	5.4
Average risk-free interest rate	4.6%	4.7%	3.9%
Expected volatility	30.7%	30.5%	32.2%
Expected dividend yield	0%	0%	0%

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

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding—December 31, 2006	9,700	$34.67
Granted	1,193	54.37
Forfeited	(260)	39.06
Exercised	(2,989)	30.48

Outstanding—December 31, 2007	7,644	$39.15	6.0	$125

Exercisable—December 31, 2007	5,299	$36.00	5.0	$103

A summary of restricted stock activity is as follows:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Restricted stock balance, December 31, 2006	364	$41.18
Granted	316	53.34
Forfeited	(31)	41.25
Restrictions lapsed	(26)	51.02

Restricted stock balance, December 31, 2007	623	$46.91

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

The table below presents additional information related to stock option and restricted stock activity:

(In millions)	2007	2006	2005
Total intrinsic value of stock options exercised	$71	$44	$80
Cash received from stock option exercises	40	22	31
Gross income tax benefit from the exercise of stock options	26	16	30
Fair value of restricted stock upon lapsing of restrictions	1	1	—

As of December 31, 2007, 9.7 million share-based awards were available for grant under the Fiserv, Inc. Omnibus Incentive Plan.

During each of the years ended December 31, 2007, 2006 and 2005, 0.6 million shares were issued under the employee stock purchase plan. As of January 1, 2008, there were 1.1 million shares available for issuance under the plan.

Prior to January 1, 2006, the Company accounted for its stock options, restricted stock and employee stock purchase plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the difference between the quoted market price on the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period on a straight-line basis. The Company did not recognize compensation expense in its consolidated financial statements for stock options because the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant, or, with respect to the employee stock purchase plan, because the plan’s discount did not exceed 15%.

The following table illustrates the effect on net income and net income per share in 2005 had the Company recognized share-based compensation expense consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to the adoption of SFAS 123R:

(In millions, except per share data)	2005
Net income:
As reported	$516
Add: reported share-based compensation expense—net of tax	3
Less: fair value share-based compensation expense—net of tax	(23)

Pro forma	$496

Reported net income per share:
Basic	$2.74
Diluted	2.70
Pro forma net income per share:
Basic	$2.62
Diluted	2.59

Employee Savings Plans

The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries, subject to certain limitations. The Company makes matching contributions, subject to certain limitations, and makes discretionary contributions based upon the attainment of certain profit goals. Company contributions vest over the first five years of an employee’s service. Company contributions charged to continuing operations under these plans were $45 million, $51 million and $48 million in 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

7. Leases, Other Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows as of December 31, 2007 (in millions):

Years Ending December 31,
2008	$114
2009	94
2010	70
2011	51
2012	34
Thereafter	61

Total	$424

Rent expense charged to continuing operations for all operating leases was $98 million, $97 million and $94 million during 2007, 2006 and 2005, respectively.

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

Fiserv ISS Litigation Settlement

In February 2007, a class was certified by the United States District Court for the Central District of California in a lawsuit that was filed in 2005 against the Company. The suit alleged that the Company, which serves as a custodian and administrator of investment accounts, knew or should have known that third parties were perpetrating an alleged Ponzi scheme and that it breached its contractual and common law duties and aided and abetted the scheme by not advising the plaintiffs to avoid investing in the alleged scheme. The lawsuit was brought on behalf of a class of investors who maintained self-directed individual retirement accounts administered by the Company and others who invested in the alleged scheme, including investors that were never customers of the Company, and sought compensatory damages of $120 million and punitive damages. In January 2008, a settlement, which is pending final court approval, was reached for an amount that was not material to the Company’s results of operations or financial position.

CheckFree Litigation

On or about April 10, 2007, the first of two related shareholder securities putative class actions was filed against CheckFree Corporation and Messrs. Peter J. Kight and David E. Mangum, CheckFree’s former chief executive officer and chief financial officer, respectively, in federal court in Atlanta styled as follows: Skubella v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0796-TWT, United States District Court for the Northern District of Georgia, Atlanta Division; Gattelaro v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0945-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. On June 29, 2007, the Court entered an order that, among other things, consolidated these two actions and appointed

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

Southwest Carpenters Pension Trust as the Lead Plaintiff. On August 27, 2007, the Lead Plaintiff filed its consolidated class action complaint for violation of the federal securities laws on behalf of a putative class of all purchasers of the publicly traded securities of CheckFree between April 25, 2006, and October 24, 2006. The amended complaint seeks undisclosed damages against defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as for violation of Section 20(a) against the individual defendants. The claims are related to CheckFree’s disclosures concerning its electronic commerce and payment services business. On October 11, 2007, defendants filed a motion to dismiss the consolidated class action complaint. The briefing is complete, and the motion is pending.

A related derivative action was filed on or about June 14, 2007 in federal court in Atlanta styled as follows: Borroni v. Peter Kight, et al., Civil Action No. 1:07-CV-1382-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. The complaint named the following former executive officers and directors of CheckFree as defendants: Peter J. Kight, Mark A. Johnson, William P. Boardman, James D. Dixon, C. Kim Goodwin, Eugene F. Quinn, Jeffrey M. Wilkins, and David E. Mangum. The complaint also named CheckFree Corporation as a nominal defendant. The complaint alleged breach of fiduciary duty, aiding and abetting, and contribution and indemnification against the individual defendants as well as unjust enrichment against one of the individual defendants. Following CheckFree’s announcement of its proposed acquisition by Fiserv, Plaintiff filed an amended complaint on August 6, 2007, which added another former CheckFree director, C. Beth Cotner, as a defendant and also added a claim on behalf of a putative class of all holders of CheckFree stock for breach of fiduciary duty against all the individual defendants related to their approval of the Fiserv acquisition. Plaintiff filed a second amended complaint on September 24, 2007, adding allegations regarding the individual defendants’ approval of the Fiserv acquisition. On October 18, 2007, the court denied Plaintiff’s motion for a preliminary injunction of the merger. On November 7, 2007, Plaintiff dismissed the lawsuit with prejudice as to his claims and the case is now closed.

On or about August 30, 2007, the first of two related derivative actions was filed in the Court of Chancery of the State of Delaware in and for New Castle County styled as follows: Tawil v. CheckFree Corporation, et al.; Civ. Action No. 3193-CC; Weil v. CheckFree Corporation, et al., Civ. Action No. 3260-CC. On October 10, 2007, the cases were consolidated as In re CheckFree Corporation Shareholders Litigation, Consolidated Civ. Action No. 3193-CC. The complaint names the following as defendants: CheckFree, Mark A. Johnson, Eugene F. Quinn, William P. Boardman, James D. Dixon, Peter J. Kight, C. Kim Goodwin, Jeffrey M. Wilkins, and Fiserv, Inc. The action was filed on behalf of a putative class of the public stockholders of CheckFree and sought, among other things, to enjoin the proposed acquisition of CheckFree by Fiserv, Inc. or, in the alternative, to rescind the transaction or award the class rescissory damages. On September 26, 2007, defendant CheckFree filed its motion to dismiss the claims, and on October 2, 2007, the other defendants filed their motion to dismiss the claims. On October 18, 2007, the Court of Chancery denied Plaintiffs’ motion for a preliminary injunction regarding the acquisition. The motions to dismiss are pending.

The Company is unable to estimate or predict the ultimate outcome of these matters or to determine whether these matters will have a material adverse impact on the Company’s financial statements. Accordingly, no amounts have been accrued in the financial statements for these matters.

Other

During the processing of certain electronic payments transactions by CheckFree, the Company is the custodian of cash deposited by clients from the time such money is received until the applicable payment is made. The amount of these custodial funds, which are not included in the Company’s consolidated balance sheet, can fluctuate significantly based on consumer bill payment activity, and totaled approximately $1.6 billion as of December 31, 2007.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

Additionally, the Company is the custodian of cash deposited by clients with specific instructions as to its disbursement from active escrow and account servicing files. The balances in these custodial accounts of $60 million and $94 million at December 31, 2007 and 2006, respectively, are not included in the consolidated financial statements.

8. Business Segment Information

The Company provides integrated information management systems and services, including transaction processing, business processing outsourcing, document distribution services, and software and systems solutions. The Company’s continuing operations are reported as three business segments: Financial, Insurance and CheckFree. Since the Company’s acquisition of CheckFree in December 2007, the chief operating decision maker of the Company managed CheckFree as a separate business segment. In the first quarter of 2008, the Company expects that it will realign its business segments when its new reporting structure and CheckFree integration plans are finalized. Financial information for the Company’s discontinued operations is not included in the business segment information below. Summarized financial information by business segment was as follows:

(In millions)	Financial	Insurance	CheckFree	Total
2007
Processing and services revenue	$2,359	$250	$84	$2,693
Product revenue	647	579	3	1,229

Total revenues	3,006	829	87	3,922
Operating income	667	63	14	744
Identifiable assets	2,866	835	5,331	9,032
Capital expenditures	145	13	2	160
Depreciation and amortization expense	157	22	14	193

2006
Processing and services revenue	$2,243	$245	$—	$2,488
Product revenue	595	483	—	1,078

Total revenues	2,838	728	—	3,566
Operating income	566	99	—	665
Identifiable assets	2,735	738	—	3,473
Capital expenditures	145	18	—	163
Depreciation and amortization expense	155	15	—	170

2005
Processing and services revenue	$2,128	$225	$—	$2,353
Product revenue	483	405	—	888

Total revenues	2,611	630	—	3,241
Operating income	578	84	—	662
Identifiable assets	2,738	504	—	3,242
Capital expenditures	128	13	—	141
Depreciation and amortization expense	140	11	—	151

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2007, 2006 and 2005

A reconciliation of business segment operating income and identifiable assets to the consolidated financial statements is as follows:

(In millions)	2007	2006	2005
Business segments	$744	$665	$662
Integration costs and other charges(1)	(14)	—	—

Operating income	$730	$665	$662

Business segments	$9,032	$3,473
Assets of discontinued operations held for sale	2,643	2,700
Corporate	171	79

Total assets	$11,846	$6,252

(1)	Represents expenses not allocated to the Company’s business segments comprised of integration costs associated with acquisitions and a charge associated with the amendment of an employment agreement related to the creation of an offshore captive.

Revenues to customers outside the United States comprised approximately 5%, 4% and 5% of total revenues in 2007, 2006 and 2005, respectively. No single customer accounted for more than 3% of total revenues in 2007, 2006 or 2005.

9. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally guarantee the Company’s indebtedness under its revolving credit facility, senior term loan, and the senior notes due in 2012 and 2017. The following condensed consolidating financial information is presented on the equity method and reflects the summarized financial information for (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$2	$1,693	$1,038	$(40)	$2,693
Product	1	559	692	(23)	1,229

Total revenues	3	2,252	1,730	(63)	3,922

Expenses:
Cost of processing and services	(7)	1,039	669	(43)	1,658
Cost of product	1	409	595	(26)	979
Selling, general and administrative	85	244	226	—	555

Total expenses	79	1,692	1,490	(69)	3,192

Operating income (loss)	(76)	560	240	6	730
Interest (expense) income, net	(43)	3	(29)	—	(69)

Income (loss) from continuing operations before income taxes	(119)	563	211	6	661
Income tax provision (benefit)	(46)	218	79	2	253

Income (loss) from continuing operations	(73)	345	132	4	408
Equity in earnings of consolidated entities	512	—	—	(512)	—
Income from discontinued operations, net of income taxes	—	—	31	—	31

Net income	$439	$345	$163	$(508)	$439

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2006

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$(1)	$1,563	$939	$(13)	$2,488
Product	1	498	588	(9)	1,078

Total revenues	—	2,061	1,527	(22)	3,566

Expenses:
Cost of processing and services	(7)	984	615	(14)	1,578
Cost of product	—	355	499	(15)	839
Selling, general and administrative	73	217	194	—	484

Total expenses	66	1,556	1,308	(29)	2,901

Operating income (loss)	(66)	505	219	7	665
Interest expense, net	(7)	(4)	(30)	—	(41)

Income (loss) from continuing operations before income taxes	(73)	501	189	7	624
Income tax provision (benefit)	(28)	190	71	3	236

Income (loss) from continuing operations	(45)	311	118	4	388
Equity in earnings of consolidated entities	495	—	—	(495)	—
Income (loss) from discontinued operations, net of income taxes	—	(1)	63	—	62

Net income	$450	$310	$181	$(491)	$450

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2005

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$(1)	$1,415	$945	$(6)	$2,353
Product	(2)	392	500	(2)	888

Total revenues	(3)	1,807	1,445	(8)	3,241

Expenses:
Cost of processing and services	4	880	604	(3)	1,485
Cost of product	—	276	415	(6)	685
Selling, general and administrative	48	199	162	—	409

Total expenses	52	1,355	1,181	(9)	2,579

Operating income (loss)	(55)	452	264	1	662
Interest (expense) income, net	36	(19)	(38)	—	(21)
Realized gain from sale of investments	—	—	87	—	87

Income (loss) from continuing operations before income taxes	(19)	433	313	1	728
Income tax provision (benefit)	(8)	164	117	1	274

Income (loss) from continuing operations	(11)	269	196	—	454
Equity in earnings of consolidated entities	527	—	—	(527)	—
Income from discontinued operations, net of income taxes	—	1	61	—	62

Net income	$516	$270	$257	$(527)	$516

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$41	$132	$124	$—	$297
Trade accounts receivable, net	(5)	393	452	—	840
Prepaid expenses and other current assets	95	138	191	—	424
Assets of discontinued operations held for sale	—	—	2,643	—	2,643

Total current assets	131	663	3,410	—	4,204

Investments in affiliates	7,361	—	—	(7,361)	—
Goodwill and intangible assets, net	1	5,684	1,456	—	7,141
Other long-term assets, net	33	314	154	—	501

Total assets	$7,526	$6,661	$5,020	$(7,361)	$11,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$558	$549	$535	$—	$1,642
Liabilities of discontinued operations held for sale	—	—	2,112	—	2,112

Total current liabilities	558	549	2,647	—	3,754

Long-term debt	4,887	5	3	—	4,895
Due to (from) affiliates	(695)	(427)	1,122	—	—
Other long-term liabilities	309	462	(41)	—	730

Total liabilities	5,059	589	3,731	—	9,379

Total shareholders’ equity	2,467	6,072	1,289	(7,361)	2,467

Total liabilities and shareholders’ equity	$7,526	$6,661	$5,020	$(7,361)	$11,846

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$24	$73	$20	$—	$117
Trade accounts receivable, net	(4)	264	246	—	506
Prepaid expenses and other current assets	33	84	40	—	157
Assets of discontinued operations held for sale	—	26	2,674	—	2,700

Total current assets	53	447	2,980	—	3,480

Investments in affiliates	2,802	—	—	(2,802)	—
Goodwill and intangible assets, net	(1)	1,464	1,048	—	2,511
Other long-term assets, net	5	165	91	—	261

Total assets	$2,859	$2,076	$4,119	$(2,802)	$6,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$69	$401	$241	$—	$711
Liabilities of discontinued operations held for sale	—	8	2,131	—	2,139

Total current liabilities	69	409	2,372	—	2,850

Long-term debt	697	14	34	—	745
Due to (from) affiliates	(582)	(45)	627	—	—
Other long-term liabilities	249	5	(23)	—	231

Total liabilities	433	383	3,010	—	3,826

Total shareholders’ equity	2,426	1,693	1,109	(2,802)	2,426

Total liabilities and shareholders’ equity	$2,859	$2,076	$4,119	$(2,802)	$6,252

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(40)	$465	$134	$5	$564

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(94)	(64)	—	(160)
Payment for acquisitions of businesses, net of cash acquired	(4,296)	(88)	51	—	(4,333)
Other investing activities	—	(51)	(12)	82	19

Net cash used in investing activities from continuing operations	(4,298)	(233)	(25)	82	(4,474)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	4,634	(169)	(4)	—	4,461
Purchases of treasury stock	(469)	—	—	—	(469)
Other financing activities	129	(10)	(1)	(87)	31

Net cash provided by (used in) financing activities from continuing operations	4,294	(179)	(5)	(87)	4,023

Net change in cash and cash equivalents from continuing operations	(44)	53	104	—	113
Net cash transactions transferred from discontinued operations	61	6	—	—	67
Beginning balance	24	73	20	—	117

Ending balance	$41	$132	$124	$—	$297

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(4)	$403	$139	$4	$542

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	—	(98)	(65)	—	(163)
Payment for acquisitions of businesses, net of cash acquired	(40)	(40)	(107)	—	(187)
Other investing activities	—	(275)	(5)	279	(1)

Net cash used in investing activities from continuing operations	(40)	(413)	(177)	279	(351)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	131	(2)	9	—	138
Purchases of treasury stock	(560)	—	—	—	(560)
Other financing activities	329	3	—	(283)	49

Net cash provided by (used in) financing activities from continuing operations	(100)	1	9	(283)	(373)

Net change in cash and cash equivalents from continuing operations	(144)	(9)	(29)	—	(182)
Net cash transactions transferred from discontinued operations	147	—	6	—	153
Beginning balance	21	82	43	—	146

Ending balance	$24	$73	$20	$—	$117

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$29	$332	$164	$2	$527

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(1)	(60)	(80)	—	(141)
Payment for acquisitions of businesses, net of cash acquired	(358)	(35)	(117)	—	(510)
Other investing activities	—	(226)	55	281	110

Net cash used in investing activities from continuing operations	(359)	(321)	(142)	281	(541)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	97	(4)	(2)	—	91
Purchases of treasury stock	(653)	—	—	—	(653)
Other financing activities	311	(1)	—	(283)	27

Net cash used in financing activities from continuing operations	(245)	(5)	(2)	(283)	(535)

Net change in cash and cash equivalents from continuing operations	(575)	6	20	—	(549)
Net cash transactions transferred from discontinued operations	370	—	(1)	—	369
Beginning balance	226	76	24	—	326

Ending balance	$21	$82	$43	$—	$146

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiserv, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 6 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 27, 2008

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded CheckFree Corporation, which was acquired on December 3, 2007. CheckFree’s assets as of December 31, 2007 and revenues and operating income for the year ended December 31, 2007 constitute approximately 45%, 2% and 2% of our total assets, total revenues and operating income, respectively. Note 2 to our consolidated financial statements includes a discussion of this acquisition. Based on management’s assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, we acquired CheckFree. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into this recently acquired business and to augment our company-wide controls. There were no other changes in internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

Our independent registered public accounting firm, Deloitte & Touche LLP, assessed the effectiveness of our internal control over financial reporting and has issued their report as set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at CheckFree Corporation (“CheckFree”), which was acquired on December 3, 2007 and whose financial statements constitute 45% of total assets, 2% of total revenues, and 2% of operating income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at CheckFree. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, the Company maintained in all material respects effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 27, 2008

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning our executive officers included in this report under the caption “Executive Officers of the Registrant” beginning on page 18 and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “ Continuing Directors,” “Nominating and Corporate Governance Committee—Nominations of Directors,” “Shareholder Proposals for the 2009 Annual Meeting,” “Audit Committee—Membership and Responsibilities,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

Our board of directors has adopted a Code of Conduct that applies to all of our directors and employees, including our chief executive officer, chief financial officer, corporate controller and other persons performing similar functions. We have posted a copy of our Code of Conduct on the “Investors – Corporate Governance” section of our website at www.fiserv.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “Corporate Governance” section of our website at www.fiserv.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2007,” “Outstanding Equity Awards at December 31, 2007,” “Option Exercises and Stock Vested During 2007,” “Potential Payments Upon Termination or Change in Control,” and “Compensation of Directors” in our definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12, other than the “Equity Compensation Plan Information” set forth below, is incorporated by reference to the information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in our definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by our shareholders(3)	7,644,315	$39.15	9,732,285
Equity compensation plans not approved by our shareholders	0	N/A	0

Total	7,644,315	$39.15	9,732,285

(1)	Consists of options outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan, the Fiserv, Inc. Stock Option and Restricted Stock Plan, and the CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan, which we assumed in connection with the acquisition of CheckFree Corporation.
(2)	Reflects number of shares available for future issuance under the Fiserv, Inc. 2007 Omnibus Incentive Plan. No additional awards may be granted under the Fiserv, Inc. Stock Option and Restricted Stock Plan or the CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan.
(3)	Columns (a) and (b) of the table above do not include: (i) 622,905 shares of restricted stock outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan, the Fiserv, Inc. Stock Option and Restricted Stock Plan, and the CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan; or (ii) 529,056 shares eligible for issuance under the Fiserv, Inc. Employee Stock Purchase Plan. The number of shares available for issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year by the lesser of (A) 600,000 shares, (B) 1% of the shares of our common stock outstanding on such date, or (C) a lesser amount determined by the our board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance—Director Independence” and “Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons” in our definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Audit Fees” in our definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedule

The following financial statement schedule is included in this Annual Report on Form 10-K:

Page
Schedule II—Valuation and Qualifying Accounts	75

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNA TURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2008.

FISERV, INC.

By:	/S/ JEFFERY W. YABUKI
Jeffery W. Yabuki President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Name	Capacity

/S/ DONALD F. DILLON Donald F. Dillon	Chairman of the Board

/S/ JEFFERY W. YABUKI Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS J. HIRSCH Thomas J. Hirsch	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ DANIEL P. KEARNEY Daniel P. Kearney	Director

/S/ PETER J. KIGHT Peter J. Kight	Director

/S/ GERALD J. LEVY Gerald J. Levy	Director

/S/ DENIS J. O’LEARY Denis J. O’Leary	Director

/S/ GLENN M. RENWICK Glenn M. Renwick	Director

/S/ KIM M. ROBAK Kim M. Robak	Director

/S/ DOYLE R. SIMONS Doyle R. Simons	Director

/S/ THOMAS C. WERTHEIMER Thomas C. Wertheimer	Director

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(in millions)

	Beginning Balance	Charged to Expense	Write-offs	Acquired Allowance	Ending Balance
2007	$33	$32	$(29)	$27	$63
2006	29	31	(28)	1	33
2005	26	34	(31)	—	29

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Stock Purchase Agreement, dated as of May 24, 2007, between Fiserv, Inc. and TD Ameritrade Online Holdings Corp. (1)

2.2	Stock Purchase Agreement, dated as of May 24, 2007, between Fiserv, Inc. and Robert Beriault Holdings, Inc. (1)

2.3	Agreement and Plan of Merger, dated as of August 2, 2007, among Fiserv, Inc., Braves Acquisition Corp. and CheckFree Corporation (1)

2.4	Stock Purchase Agreement, dated as of November 1, 2007, by and among Fiserv, Inc., Fiserv Health, Inc. and UnitedHealthcare Services, Inc. (2)

3.1	Restated Articles of Incorporation (3)

3.3	Amended and Restated Bylaws (4)

4.1	Credit Agreement, dated as of March 24, 2006, among Fiserv, Inc., certain foreign subsidiaries thereof from time to time parties thereto and the financial institutions parties thereto (5)

4.2	Amendment No. 1 to Credit Agreement, dated as of November 9, 2007, among Fiserv, Inc. and the financial institutions parties thereto (2)

4.3	Loan Agreement, dated as of November 9, 2007, among Fiserv, Inc. and the financial institutions parties thereto (2)

4.4	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (6)

4.5	First Supplemental Indenture, dated as of November 20, 2007, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)

4.6	Second Supplemental Indenture, dated as of November 20, 2007, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (9)*

10.2	Fiserv, Inc. 2007 Omnibus Incentive Plan (3)*

10.3	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan (10)*

10.4	Fiserv, Inc. Executive Incentive Compensation Plan (9)*

10.5	Reserved.

10.6	Fiserv, Inc. Stock Option and Restricted Stock Plan—Form of Director Restricted Stock Agreement (11)*

10.7	Fiserv, Inc. Stock Option and Restricted Stock Plan—Form of Employee Restricted Stock Agreement (12)*

10.8	Fiserv, Inc. Stock Option and Restricted Stock Plan—Form of Non-Qualified Stock Option Agreement for Outside Directors (11)*

10.9	Fiserv, Inc. Stock Option and Restricted Stock Plan—Form of Employee Non-Qualified Stock Option Agreement for Employee Directors (11)*

10.10	Fiserv, Inc. Stock Option and Restricted Stock Plan—Form of Employee Non-Qualified Stock Option Agreement for Senior Management (12)*

Exhibit Number	Exhibit Description
10.11	Fiserv, Inc. 2007 Omnibus Incentive Plan—Form of Restricted Stock Agreement (Non-Employee Director) (3)*

10.12	Fiserv, Inc. 2007 Omnibus Incentive Plan—Form of Restricted Stock Agreement (Employee) (3)*

10.13	Fiserv, Inc. 2007 Omnibus Incentive Plan—Form of Restricted Stock Unit Agreement (Non-Employee Director)*

10.14	Fiserv, Inc. 2007 Omnibus Incentive Plan—Form of Restricted Stock Unit Agreement (Senior Management)*

10.15	Fiserv, Inc. 2007 Omnibus Incentive Plan—Form of Non-Qualified Stock Option Agreement (Non-Employee Director)*

10.16	Fiserv, Inc. 2007 Omnibus Incentive Plan—Form of Stock Option Agreement (Senior Management)*

10.17	Fiserv, Inc. 2007 Omnibus Incentive Plan—Form of Non-Qualified Stock Option Agreement*

10.18	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement (10)*

10.19	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan—Form of Incentive Stock Option Agreement (10)*

10.20	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan—Form of Performance Accelerated Restricted Stock Award Agreement (10)*

10.21	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan—Form of Restricted Stock Award Agreement (10)*

10.22	Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Rahul Gupta, Thomas Hirsch, Thomas Neill, Charles Sprague and Thomas Warsop (13)*

10.23	Form of Key Executive Employment and Severance Agreement, between Fiserv, Inc. and Norman Balthasar (13)*

10.24	Retention Agreement, dated November 7, 2005, between Fiserv, Inc. and Norman J. Balthasar (14)*

10.25	Reserved.

10.26	Employment Agreement, dated November 21, 2006, between Fiserv, Inc. and Rahul Gupta (15)*

10.27	Employment Agreement, dated November 21, 2006, between Fiserv, Inc. and Thomas Warsop (15)*

10.28	Employment Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (14)*

10.29	Employee Non-Qualified Stock Option Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (14)*

10.30	Employee Non-Qualified Stock Option Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (14)*

10.31	Employee Restricted Stock Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (14)*

10.32	Amendment to Employee Restricted Stock Agreement, dated March 30, 2006, between Fiserv, Inc. and Jeffery W. Yabuki (16)*

10.33	Key Executive Employment and Severance Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (14)*

Exhibit Number	Exhibit Description
10.34	Executive Employment Agreement between CheckFree Corporation and Peter J. Kight (17)*

10.35	Form of Retention Agreement, dated as of July 27, 2007, between CheckFree Corporation and Peter J. Kight (18)*

10.36	Form of Amendment to Retention Agreement, dated as of August 2, 2007, between CheckFree Corporation and Peter J. Kight (19)*

10.37	Form of Director Indemnity Agreement

10.38	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan*

10.39	Non-Employee Director Compensation Schedule*

21.1	Subsidiaries of Fiserv, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2007, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 23, 2007, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2007, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 29, 2006, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-147309) filed on November 13, 2007, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 20, 2007, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 28, 2007, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on February 25, 2005, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2004, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2006, and incorporated herein by reference.
(13)	With respect to Exhibits 10.21 and 10.22 to this Annual Report, they were previously filed as Exhibits 10.3 and 10.4, respectively, to the Company’s Annual Report on Form 10-K filed on February 27, 2002, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 7, 2005, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2007, and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2006, and incorporated herein by reference.

(17)	Previously filed as an exhibit to CheckFree Corporation’s Annual Report on Form 10-K filed on September 16, 1997, and incorporated herein by reference.

(18)	Previously filed as an exhibit to CheckFree Corporation’s Current Report on Form 8-K filed on July 31, 2007, and incorporated herein by reference.

(19)	Previously filed as an exhibit to CheckFree Corporation’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.