Form 10-Q
period 2008-03-31
FISERV INC
filed 2008-05-09
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2008, there were 163,934,703 shares of common stock, $.01 par value, of the registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Processing and services	$947	$646
Product	363	298

Total revenues	1,310	944

Expenses:
Cost of processing and services	566	403
Cost of product	306	236
Selling, general and administrative	212	128

Total expenses	1,084	767

Operating income	226	177
Interest expense, net	68	9

Income from continuing operations before income taxes	158	168
Income tax provision	61	65

Income from continuing operations	97	103
Income from discontinued operations, net of income taxes	232	11

Net income	$329	$114

Net income per share – basic:
Continuing operations	$0.59	$0.60
Discontinued operations	1.42	0.07

Total	$2.00	$0.67

Net income per share – diluted:
Continuing operations	$0.58	$0.59
Discontinued operations	1.40	0.07

Total	$1.99	$0.66

Shares used in computing net income per share:
Basic	164.0	170.0
Diluted	165.4	172.6

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$371	$297
Trade accounts receivable, net	842	840
Deferred income taxes	72	71
Prepaid expenses and other current assets	367	353
Assets of discontinued operations held for sale	1,259	2,643

Total current assets	2,911	4,204

Property and equipment, net	360	372
Intangible assets, net	2,305	2,324
Goodwill	4,818	4,817
Other long-term assets	126	129

Total assets	$10,520	$11,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$171	$182
Accrued expenses	583	599
Current maturities of long-term debt	468	510
Deferred revenues	349	351
Liabilities of discontinued operations held for sale	1,159	2,112

Total current liabilities	2,730	3,754

Long-term debt	4,308	4,895
Deferred income taxes	564	571
Other long-term liabilities	226	159

Total liabilities	7,828	9,379

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 198.1 million shares issued	2	2
Additional paid-in capital	704	700
Accumulated other comprehensive loss	(77)	(41)
Accumulated earnings	3,655	3,326
Treasury stock, at cost, 34.3 million and 33.0 million shares	(1,592)	(1,520)

Total shareholders’ equity	2,692	2,467

Total liabilities and shareholders’ equity	$10,520	$11,846

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$329	$114
Adjustment for discontinued operations	(232)	(11)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Deferred income taxes	7	(5)
Share-based compensation	8	11
Excess tax benefit from exercise of stock options	(1)	(3)
Amortization of acquisition-related intangible assets	38	7
Depreciation and other amortization	52	36
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(2)	7
Prepaid expenses and other assets	5	—
Trade accounts payable and other liabilities	13	13
Deferred revenues	—	(7)

Net cash provided by operating activities from continuing operations	217	162

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(50)	(45)
Payment for acquisitions of businesses, net of cash acquired	(17)	(44)
Other investing activities	(30)	—

Net cash used in investing activities from continuing operations	(97)	(89)

Cash flows from financing activities:
(Repayments of) proceeds from long-term debt, net	(632)	74
Issuance of common stock and treasury stock	16	14
Purchases of treasury stock	(94)	(142)
Excess tax benefit from exercise of stock options	1	3
Other financing activities	3	(8)

Net cash used in financing activities from continuing operations	(706)	(59)

Net change in cash and cash equivalents from continuing operations	(586)	14
Net cash transactions transferred from discontinued operations	660	10
Beginning balance	297	117

Ending balance	$371	$141

Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(25)	$9
Net cash provided by (used in) investing activities	816	(105)
Net cash provided by financing activities	54	98

Net change in cash and cash equivalents from discontinued operations	845	2
Cash and cash equivalents sold	(26)	—
Net cash transactions transferred to continuing operations	(660)	(10)
Beginning balance – discontinued operations	149	55

Ending balance – discontinued operations	$308	$47

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month periods ended March 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. and its subsidiaries (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

2. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) generally retains the underlying concepts of SFAS 141 because it requires all business combinations to be accounted for at fair value under the acquisition method of accounting, but it changes how the acquisition method of accounting is applied in a number of significant aspects. Acquisition costs will be expensed as incurred; contingent consideration will be recorded at fair value on the date of acquisition; restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the income tax provision. SFAS 141(R) is effective on a prospective basis for all of the Company’s business combinations with an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not permitted. The Company is currently assessing the impact that the adoption of SFAS 141(R) will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This statement is effective for fiscal years beginning on or after December 15, 2008 and requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income and this statement includes expanded disclosure requirements. The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial statements, although it is still assessing the impact it may have.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures about derivative instruments in the financial statements; how derivative instruments are accounted for; and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact that the adoption of SFAS 161 will have on its financial statements.

3. Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008 as it relates to financial assets and liabilities and the impact of this adoption was not material to the Company’s financial statements. SFAS 157 will be effective for the Company’s nonfinancial assets and liabilities on January 1, 2009. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. SFAS 157 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS 157 establishes a fair value hierarchy for the pricing inputs used to measure fair value. The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 31, 2008, none of the Company’s assets or liabilities were valued using Level 1 pricing inputs.

Level 2 – Available-for-sale investments of $73 million and liabilities for interest rate hedge contracts of $100 million were based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At March 31, 2008, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, the Company maintains a series of interest rate swap agreements (“Swaps”) with total notional values of $1.75 billion at March 31, 2008. The fair value of the Swaps, which totaled $100 million and $41 million at March 31, 2008 and December 31, 2007, respectively, were recorded in other long-term liabilities in the consolidated balance sheets with a corresponding amount recorded within accumulated other comprehensive loss, net of income taxes of $36 million and $15 million, respectively. In the first quarter of 2008, interest expense of $1 million was recognized due to hedge ineffectiveness and no amounts were excluded from the assessment of hedge effectiveness. Based on the amounts recorded in shareholders’ equity as accumulated other comprehensive loss at March 31, 2008, the Company estimates that approximately $30 million will be recognized in interest expense during the next twelve months related to interest rate hedge contracts.

4. Discontinued Operations

Fiserv ISS

In 2007, the Company signed definitive agreements to sell its investment support services segment (“Fiserv ISS”) in two separate transactions. On February 4, 2008, the Company completed the first transaction by selling Fiserv Trust Company and the accounts of the Company’s institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. for $273 million in cash at closing. In the first quarter of 2008, the Company recognized a gain on sale of $131 million, net of income taxes of $73 million, for this transaction. A final adjustment for net working capital is expected to be determined in the second or third quarter of 2008.

In the second transaction, Robert Beriault Holdings, Inc., an entity controlled by the current president of Fiserv ISS, has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for net book value. Under the amended purchase agreement, the Company will not retain an interest in this business subsequent to the disposition. This portion of the Fiserv ISS disposition is expected to close by the end of the third quarter of 2008, and is subject to regulatory approval and customary closing conditions.

Fiserv Health

On January 10, 2008, the Company completed the sale of a majority of its health businesses (“Fiserv Health”) to UnitedHealthcare Services, Inc. for $721 million in cash at closing. In the first quarter of 2008, the Company recognized a gain on sale of $91 million, net of income taxes of $216 million, for this transaction. A final adjustment for net working capital is expected to be determined in the second or third quarter of 2008.

Other Dispositions

For the three months ended March 31, 2008, the Company recognized gains totaling $9 million, net of income taxes, related to the sale of two businesses in its lending division.

The assets and liabilities, results of operations and cash flows of Fiserv ISS, Fiserv Health and the other dispositions have been reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Summarized financial information for discontinued operations was as follows:

	Three Months Ended March 31,
(In millions)	2008	2007
Total revenues	$60	$272

Income before income taxes	2	18
Income tax provision	(1)	(7)
Gain on sale, net of income taxes	231	—

Income from discontinued operations	$232	$11

Assets and liabilities of discontinued operations are presented separately as assets and liabilities of discontinued operations held for sale in the accompanying condensed consolidated balance sheets and consisted of the following:

(In millions)	March 31, 2008	December 31, 2007
Cash and cash equivalents	$308	$149
Trade accounts receivable, net	16	95
Prepaid expenses and other assets	3	47
Investments	928	1,888
Property and equipment, net	4	24
Intangible assets, net	—	440

Assets of discontinued operations held for sale	$1,259	$2,643

Trade accounts payable and other liabilities	$321	$201
Retirement account deposits	838	1,911

Liabilities of discontinued operations held for sale	$1,159	$2,112

Fiserv ISS accepts retirement account deposits from customers and invests the funds in securities. Such amounts due to customers represent the primary source of funds for Fiserv ISS’ investments which primarily consist of GNMA, FNMA and FHLMC mortgage-backed pass-through securities and collateralized mortgage obligations rated AAA by Standard and Poor’s.

5. Share-Based Compensation

The Company recognized $8 million and $11 million of share-based compensation during the three months ended March 31, 2008 and 2007, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. Stock options granted in 2008 generally vest over a three year period beginning on the first anniversary of the grant date. During the three months ended March 31, 2008, the Company granted 1.4 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $20.60 and $54.08, respectively. During the three months ended March 31, 2007, the Company granted 0.9 million stock options and 0.1 million shares of restricted stock at weighted-average estimated fair values of $20.87 and $54.20, respectively. During the three months ended March 31, 2008 and 2007, stock options to purchase 0.3 million shares and 1.1 million shares, respectively, were exercised.

6. Shares Used in Computing Net Income Per Share

Basic weighted-average outstanding shares used in calculating net income per share were 164.0 million and 170.0 million for the three months ended March 31, 2008 and 2007, respectively. Diluted weighted-average outstanding shares used in calculating net income per share were 165.4 million and 172.6 million for the three months ended March 31, 2008 and 2007, respectively, and include 1.4 million and 2.6 million common stock equivalents, respectively. For the three months ended March 31, 2008 and 2007, stock options for 1.9 million shares and 0.2 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

7. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended March 31,
(In millions)	2008	2007
Net income	$329	$114
Other comprehensive loss:
Fair market value adjustments on cash flow hedges, net of income taxes	(37)	—
Other, net	1	(1)

Other comprehensive loss	(36)	(1)

Comprehensive income	$293	$113

8. Litigation and Contingencies

On or about April 10, 2007, the first of two related shareholder securities putative class actions was filed against CheckFree Corporation (“CheckFree”) and Messrs. Peter J. Kight and David E. Mangum, CheckFree’s former chief executive officer and chief financial officer, respectively, in federal court in Atlanta styled as follows: Skubella v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0796-TWT, United States District Court for the Northern District of Georgia, Atlanta Division; Gattelaro v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0945-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. On June 29, 2007, the Court entered an order that, among other things, consolidated these two actions and appointed Southwest Carpenters Pension Trust as the Lead Plaintiff. On August 27, 2007, the Lead Plaintiff filed its consolidated class action complaint for violation of the federal securities laws on behalf of a putative class of all purchasers of the publicly traded securities of CheckFree between April 25, 2006, and October 24, 2006. The amended complaint sought undisclosed damages against defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as for violation of Section 20(a) against the individual defendants. The claims related to CheckFree’s disclosures concerning its electronic commerce and payment services business. On October 11, 2007, defendants filed a motion to dismiss the consolidated class action complaint. On April 25, 2008, the Court granted defendants’ motion to dismiss the consolidated class action complaint without prejudice. No liability has been accrued in the financial statements for this matter.

On or about August 30, 2007, the first of two related derivative actions was filed in the Court of Chancery of the State of Delaware in and for New Castle County styled as follows: Tawil v. CheckFree Corporation, et al.; Civ. Action No. 3193-CC; Weil v. CheckFree Corporation, et al., Civ. Action No. 3260-CC. On October 10, 2007, the cases were consolidated as In re CheckFree Corporation Shareholders Litigation, Consolidated Civ. Action No. 3193-CC. The complaint named the following as defendants: CheckFree, Mark A. Johnson, Eugene F. Quinn, William P. Boardman, James D. Dixon, Peter J. Kight, C. Kim Goodwin, Jeffrey M. Wilkins, and Fiserv, Inc. The action was filed on behalf of a putative class of the public stockholders of CheckFree and sought, among other things, to enjoin the proposed acquisition of CheckFree by Fiserv, Inc. or, in the alternative, to rescind the transaction or award the class rescissory damages. On September 26, 2007, defendant CheckFree filed its motion to dismiss the claims, and on October 2, 2007, the other defendants filed their motion to dismiss the claims. On October 18, 2007, the Court of Chancery denied Plaintiffs’ motion for a preliminary injunction regarding the acquisition. On March 12, 2008, the Court of Chancery granted Plaintiffs’ proposed Order of Dismissal, which dismissed the case without prejudice. No liability has been accrued in the financial statements for this matter.

9. Business Segment Information

The Company acquired CheckFree for a purchase price of $4.4 billion on December 3, 2007. In connection with the integration of CheckFree and the significant expansion of our payments related businesses, along with associated organizational changes, the Company reclassified its reporting segments for all periods presented to align them with how the chief operating decision maker of the Company currently manages the business. As a result, effective January 1, 2008, the Company’s continuing operations are classified into four business segments: Financial Institutions Services

(“Financial”), Payments and Industry Products (“Payments”), Insurance Services (“Insurance”), and Corporate and Other. The Financial segment provides: core account processing solutions; item processing; deposit automation; loan origination and servicing products; cash management; and consulting services for financial institutions. The Payments segment provides: electronic transaction processing services, including EFT and debit processing, internet banking, electronic bill payment and presentment services and biller services; card and print personalization services; risk and transaction management products; and investment account processing services. The Insurance segment provides: core policy claims and billing administration systems for life and property and casualty insurance carriers and agencies; workers’ compensation transaction processing and administration services for pharmacies and insurance carriers; and flood claims processing and program administration. The Corporate and Other segment consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations. Revenues and operating income for the Company’s reporting segments were as follows for the three months ended March 31, 2008 and 2007:

(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
2008
Processing and services revenue	$503	$390	$58	$(4)	$947
Product revenue	46	139	191	(13)	363

Total revenues	$549	$529	$249	$(17)	$1,310

Operating income	$138	$140	$16	$(68)	$226

2007
Processing and services revenue	$458	$126	$62	$—	$646
Product revenue	52	124	128	(6)	298

Total revenues	$510	$250	$190	$(6)	$944

Operating income	$124	$56	$16	$(19)	$177

10. Subsidiary Guarantors of Long-Term Debt

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

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$625	$339	$(17)	$947
Product	—	156	213	(6)	363

Total revenues	—	781	552	(23)	1,310

Expenses:
Cost of processing and services	(1)	367	220	(20)	566
Cost of product	—	115	196	(5)	306
Selling, general and administrative	22	114	76	—	212

Total expenses	21	596	492	(25)	1,084

Operating income (loss)	(21)	185	60	2	226
Interest expense, net	59	1	8	—	68

Income (loss) from continuing operations before income taxes	(80)	184	52	2	158
Income tax provision (benefit)	(32)	72	20	1	61

Income (loss) from continuing operations	(48)	112	32	1	97
Equity in earnings of consolidated entities	377	—	—	(377)	—
Income from discontinued operations, net of income taxes	—	—	232	—	232

Net income	$329	$112	$264	$(376)	$329

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$1	$410	$241	$(6)	$646
Product	—	157	148	(7)	298

Total revenues	1	567	389	(13)	944

Expenses:
Cost of processing and services	(1)	253	160	(9)	403
Cost of product	—	111	132	(7)	236
Selling, general and administrative	26	56	46	—	128

Total expenses	25	420	338	(16)	767

Operating income (loss)	(24)	147	51	3	177
Interest expense (income), net	2	(2)	9	—	9

Income (loss) from continuing operations before income taxes	(26)	149	42	3	168
Income tax provision (benefit)	(10)	57	17	1	65

Income (loss) from continuing operations	(16)	92	25	2	103
Equity in earnings of consolidated entities	130	—	—	(130)	—
Income from discontinued operations, net of income taxes	—	—	11	—	11

Net income	$114	$92	$36	$(128)	$114

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$156	$118	$97	$—	$371
Trade accounts receivable, net	(3)	370	475	—	842
Prepaid expenses and other current assets	79	157	203	—	439
Assets of discontinued operations held for sale	—	—	1,259	—	1,259

Total current assets	232	645	2,034	—	2,911

Investments in affiliates	7,130	—	—	(7,130)	—
Goodwill and intangible assets, net	(1)	5,745	1,379	—	7,123
Other long-term assets, net	33	309	144	—	486

Total assets	$7,394	$6,699	$3,557	$(7,130)	$10,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$534	$518	$519	$—	$1,571
Liabilities of discontinued operations held for sale	—	—	1,159	—	1,159

Total current liabilities	534	518	1,678	—	2,730

Long-term debt	4,302	4	2	—	4,308
Due to (from) affiliates	(475)	(1,350)	1,825	—	—
Other long-term liabilities	341	452	(3)	—	790

Total liabilities	4,702	(376)	3,502	—	7,828

Total shareholders’ equity	2,692	7,075	55	(7,130)	2,692

Total liabilities and shareholders’ equity	$7,394	$6,699	$3,557	$(7,130)	$10,520

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$41	$132	$124	$—	$297
Trade accounts receivable, net	(5)	393	452	—	840
Prepaid expenses and other current assets	95	138	191	—	424
Assets of discontinued operations held for sale	—	—	2,643	—	2,643

Total current assets	131	663	3,410	—	4,204

Investments in affiliates	7,361	—	—	(7,361)	—
Goodwill and intangible assets, net	1	5,765	1,375	—	7,141
Other long-term assets, net	33	314	154	—	501

Total assets	$7,526	$6,742	$4,939	$(7,361)	$11,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$558	$549	$535	$—	$1,642
Liabilities of discontinued operations held for sale	—	—	2,112	—	2,112

Total current liabilities	558	549	2,647	—	3,754

Long-term debt	4,887	5	3	—	4,895
Due to (from) affiliates	(695)	(427)	1,122	—	—
Other long-term liabilities	309	462	(41)	—	730

Total liabilities	5,059	589	3,731	—	9,379

Total shareholders’ equity	2,467	6,153	1,208	(7,361)	2,467

Total liabilities and shareholders’ equity	$7,526	$6,742	$4,939	$(7,361)	$11,846

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$37	$146	$35	$(1)	$217

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(1)	(28)	(22)	1	(50)
Payment for acquisitions of businesses, net of cash acquired	(14)	(2)	(1)	—	(17)
Other investing activities	—	(135)	(40)	145	(30)

Net cash used in investing activities from continuing operations	(15)	(165)	(63)	146	(97)

Cash flows from financing activities:
(Repayments of) proceeds from long-term debt, net	(632)	(1)	1	—	(632)
Purchases of treasury stock	(94)	—	—	—	(94)
Other financing activities	162	3	—	(145)	20

Net cash (used in) provided by financing activities from continuing operations	(564)	2	1	(145)	(706)

Net change in cash and cash equivalents from continuing operations	(542)	(17)	(27)	—	(586)
Net cash transactions transferred from discontinued operations	657	3	—	—	660
Beginning balance	41	132	124	—	297

Ending balance	$156	$118	$97	$—	$371

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$67	$69	$27	$(1)	$162

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	—	(25)	(20)	—	(45)
Payment for acquisitions of businesses, net of cash acquired	(43)	—	(1)	—	(44)
Other investing activities	—	(30)	(2)	32	—

Net cash used in investing activities from continuing operations	(43)	(55)	(23)	32	(89)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	71	(1)	4	—	74
Purchases of treasury stock	(142)	—	—	—	(142)
Other financing activities	47	(7)	—	(31)	9

Net cash (used in) provided by financing activities from continuing operations	(24)	(8)	4	(31)	(59)

Net change in cash and cash equivalents from continuing operations	—	6	8	—	14
Net cash transactions transferred from discontinued operations	10	—	—	—	10
Beginning balance	24	73	20	—	117

Ending balance	$34	$79	$28	$—	$141

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should,” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements included in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, our ability to complete the sale of the remainder of the Fiserv ISS business, including the risk that the conditions to the completion of the transaction may not be satisfied or the required regulatory approvals may not be obtained timely or at all, our ability to successfully integrate CheckFree’s operations, changes in customer demand for our products or services, pricing and other actions by competitors, the potential impact of our Fiserv 2.0 initiatives, general changes in economic conditions and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2007 and in other documents that we file with the Securities and Exchange Commission. We urge you to consider these factors carefully in evaluating the forward-looking statements and caution you not to place undue reliance upon forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect subsequent events or circumstances.

Overview

We provide integrated information management systems and services, including transaction processing, electronic commerce products and services, business process outsourcing, document distribution services, and software and systems solutions. Our continuing operations are primarily in the United States and consist of four business segments: Financial Institution Services (“Financial”); Payments and Industry Products (“Payments”); Insurance Services (“Insurance”); and Corporate and Other.

The Financial segment provides: core account processing solutions; item processing; deposit automation; loan origination and servicing products; cash management; and consulting services for financial institutions. The Payments segment provides: electronic transaction processing services, including EFT and debit processing, internet banking, electronic bill payment and presentment services and biller services; card and print personalization services; risk and transaction management products; and investment account processing services. The Insurance segment provides: core policy claims and billing administration systems for life and property and casualty insurance carriers and agencies; workers’ compensation transaction processing and administration services for pharmacies and insurance carriers; and flood claims processing and program administration. In addition to these business segments, the Corporate and Other segment consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

On January 10, 2008, we completed the sale of a majority of our health businesses (“Fiserv Health”) to UnitedHealthcare Services, Inc. for $721 million in cash at closing. On February 4, 2008, we completed the first of two transactions to dispose of our investment support services segment (“Fiserv ISS”) by selling Fiserv Trust Company and the accounts of our institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. for $273 million in cash at closing. In the second transaction, Robert Beriault Holdings, Inc., has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for net book value. Under the amended purchase agreement, we will not retain an interest in this business subsequent to the disposition. This portion of the Fiserv ISS disposition remains subject to customary closing conditions and regulatory approvals and is expected to close by the end of the third quarter of 2008. The financial results of Fiserv Health and Fiserv ISS are reported as discontinued operations for all periods presented.

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

•

Results of operations. In this section, we provide an analysis of the results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three-month period ended March 31, 2008 to the comparable period in 2007.

•	Liquidity and capital resources. In this section, we provide an analysis of our cash flows and outstanding debt as of March 31, 2008.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements for a description of recent accounting pronouncements, including the anticipated adoption dates, which is incorporated herein by reference.

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

Internal revenue growth percentage is measured as the increase or decrease in total revenue for the current period less “acquired revenue from acquisitions” divided by total revenues from the prior period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies, less dispositions, for the prior year. “Acquired revenue from acquisitions” was $324 million ($240 million, $54 million, $32 million, and ($2) million in the Payments, Insurance, Financial and Corporate and Other segments, respectively) in the first quarter of 2007.

Results of Operations

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenues, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

	Three Months Ended March 31,		Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2008	2007	2008	2007	$	%
Revenues:
Processing and services	$947	$646	72.3%	68.4%	$301	47%
Product	363	298	27.7%	31.6%	65	22%

Total revenues	1,310	944	100.0%	100.0%	366	39%

Expenses:
Cost of processing and services	566	403	59.8%	62.4%	163	40%
Cost of product	306	236	84.3%	79.2%	70	30%

Sub-total	872	639	66.6%	67.7%	233	36%
Selling, general and administrative	212	128	16.2%	13.6%	84	66%

Total expenses	1,084	767	82.7%	81.3%	317	41%

Operating income	226	177	17.3%	18.8%	49	28%
Interest expense, net	68	9	5.2%	1.0%	59	656%

Income from continuing operations before income taxes	$158	$168	12.1%	17.8%	$(10)	(6)%

(1)	Each percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenues, except for cost of processing and services and cost of product amounts which are divided by the related component of revenues.

Total Revenues

	Three Months Ended March 31,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Total revenues:
2008	$549	$529	$249	$(17)	$1,310
2007	510	250	190	(6)	944

Revenue growth (decline) - Dollars	$39	$279	$59	$(11)	$366
Revenue growth - Percentage	8%	112%	31%		39%

Total revenues increased $366 million, or 39%, in the first quarter of 2008 compared to 2007. Substantially all of this increase in revenue was the result of our acquisition of CheckFree Corporation (“CheckFree”) on December 3, 2007 and the acquisition of a workers’ compensation transaction processing business in the third quarter of 2007. Total internal revenue growth during the first quarter of 2008 was 3%.

Revenues in our Financial segment increased $39 million, or 8%, in the first quarter of 2008 compared to 2007. The increase was primarily due to incremental processing and services revenues from the acquisition of CheckFree. Internal revenue growth in our Financial segment of 1% during the first quarter of 2008 was negatively impacted by a $14 million decline in home-equity processing revenues primarily resulting from a downturn in the U.S. mortgage markets.

Revenues in our Payments segment increased $279 million, or 112%, in the first quarter of 2008 compared to 2007. The increase was primarily due to incremental processing and services revenue from the acquisition of CheckFree. Internal revenue growth in our Payments segment of 8% during the first quarter of 2008 was primarily driven by new clients and increased transaction volumes from existing clients.

Revenues in our Insurance segment increased $59 million, or 31%, in the first quarter of 2008 compared to 2007. Internal revenue growth in our Insurance segment was 2% in the first quarter of 2008 due primarily to revenue growth in our workers’ compensation businesses. Product revenue in our Insurance segment increased $63 million due primarily to the acquisition of a workers’ compensation transaction processing business in 2007. The product revenue growth in our workers’ compensation businesses was impacted significantly by the inclusion of prescription product costs in both revenues and expenses of $152 million and $98 million in the first quarters of 2008 and 2007, respectively.

Total Expenses

Total expenses increased $317 million, or 41%, in the first quarter of 2008 compared to 2007. Cost of processing and services as a percentage of processing and services revenue decreased from 62.4% in the first quarter of 2007 to 59.8% in the first quarter of 2008 due primarily to higher-margin revenues associated with the acquisition of CheckFree and overall improvements in operating efficiencies.

Cost of product as a percentage of product revenue increased from 79.2% in the first quarter of 2007 to 84.3% in the first quarter of 2008 due primarily to a $54 million increase in prescription product costs, which are included in both product revenues and cost of product, primarily resulting from our acquisition of a workers’ compensation transaction processing business in our Insurance segment in 2007.

Selling, general and administrative expenses increased $84 million in the first quarter of 2008 compared to 2007 due primarily to incremental expenses associated with our acquisition of CheckFree, a $21 million increase in amortization expense for acquired intangible assets primarily pertaining to our acquisition of CheckFree, and $7 million of incremental merger costs, including integration project management, retention bonuses and other expenses, associated with the CheckFree acquisition.

Operating Income and Operating Margin

	Three Months Ended March 31,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Operating income:
2008	$138	$140	$16	$(68)	$226
2007	124	56	16	(19)	177

Operating income growth (decline) – Dollars	$14	$84	$—	$(49)	$49
Operating income growth – Percentage	11%	150%	0%		28%

Operating margin:
2008	25.2%	26.5%	6.4%		17.3%
2007	24.3%	22.4%	8.4%		18.8%
Operating margin growth (decline)	0.9%	4.1%	(2.0)%		(1.5)%

Total operating income increased $49 million, or 28%, in the first quarter of 2008 compared to 2007. Operating margin decreased 1.5 percentage points in the first quarter of 2008 compared to 2007. Our operating margin was negatively impacted by an increase in amortization expense for acquired intangible assets and merger and integration costs associated with our acquisition of CheckFree and the operating results in our Insurance segment, partially offset by the positive impact of the operating results in our Financial and Payments segments.

Operating income in our Financial segment increased $14 million, or 11%, in the first quarter of 2008 and operating margin improved 0.9 percentage points to 25.2% in the first quarter of 2008 compared to 2007. The increase in operating income and operating margin in our Financial segment resulted primarily from higher-margin revenues associated with our acquisition of CheckFree, other higher-margin revenues, including contract termination fees, and overall operating efficiencies in our core and item processing businesses, offset by significantly lower volumes in our home-equity processing businesses which negatively impacted operating income and operating margin.

Operating income in our Payments segment increased $84 million, or 150%, in the first quarter of 2008 compared to 2007. Operating margin improved 4.1 percentage points to 26.5% in the first quarter of 2008 compared to 22.4% in the first quarter of 2007. The increase in operating income and operating margin in our Payments segment resulted primarily from higher-margin revenues associated with our acquisition of CheckFree and overall operating efficiencies in the majority of the businesses within this segment due to improved operating leverage.

Operating income in our Insurance segment was $16 million in the first quarter of 2008 and 2007. Operating margin decreased 2.0 percentage points to 6.4% in the first quarter of 2008 compared to 8.4% in the first quarter of 2007. Operating margins in our Insurance segment were negatively impacted by the significant increase in product revenues and related expenses in our workers’ compensation businesses, which generate operating margins in the low- to mid-single digits. The inclusion of prescription product costs of $152 million and $98 million in both revenues and expenses in 2008 and 2007, respectively, negatively impacted operating margins in the Insurance segment by approximately ten percentage points and nine percentage points in the first quarter of 2008 and 2007, respectively, and for the overall company by approximately two percentage points in the first quarter of 2008 and 2007.

The operating loss in our Corporate and Other segment increased $49 million in the first quarter of 2008 compared to 2007 primarily due to $31 million of incremental amortization of acquisition-related intangible assets and $16 million related to the acquisition of CheckFree, including merger and integration costs.

Interest Expense, Net

Interest expense increased $59 million from $9 million in the first quarter of 2007 to $68 million in the first quarter of 2008, due primarily to the new senior term loan and senior notes borrowings in 2007 to finance our $4.4 billion acquisition of CheckFree.

Income Tax Provision

The effective income tax rate for continuing operations was 38.6% and 38.9% in the first quarter of 2008 and 2007, respectively. We expect that the effective income tax rate for continuing operations for the remainder of 2008 will be 38.7%.

Discontinued Operations

Income from discontinued operations was $232 million and $11 million in the first quarter of 2008 and 2007, respectively, which includes after-tax gains on sale of $231 million in the first quarter of 2008, primarily related to Fiserv ISS and Fiserv Health. After-tax income from the operations of our discontinued operations decreased from $11 million in the first quarter of 2007 to $1 million in 2008 due primarily to a partial quarter of operating activity in 2008 prior to the sales.

Net Income Per Share – Diluted

Net income per share-diluted was $1.99 and $0.66 in the first quarter of 2008 and 2007, respectively. Net income per share-diluted from discontinued operations increased from $0.07 in the first quarter of 2007 to $1.40 in the first quarter of 2008 due primarily to the after-tax gains from the sales of Fiserv ISS and Fiserv Health. Net income per share-diluted from continuing operations was $0.58 and $0.59 in the first quarter of 2008 and 2007, respectively. Net income per share-diluted from continuing operations in 2008 compared to 2007 was negatively impacted by an $0.11 per share increase in amortization expense related to acquired intangible assets primarily related to our acquisition of CheckFree.

Liquidity and Capital Resources

Our principal liquidity needs are: (i) to fund normal operating expenses; (ii) to meet our current debt service requirements of $468 million pertaining to the current maturities of our long-term debt; and (iii) to fund capital expenditures and operating lease payments. We believe that these needs will be satisfied using our cash flows from operations, our cash and cash equivalents at March 31, 2008 of $371 million, and the available borrowings under our revolving credit facility of $637 million at March 31, 2008.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2008	2007	$	%
Income from continuing operations	$97	$103	$(6)
Depreciation and amortization	90	43	47
Share-based compensation	8	11	(3)
Net changes in working capital and other	22	5	17

Operating cash flow	$217	$162	$55	34%

Capital expenditures	$50	$45	$5	11%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $217 million in the first quarter of 2008 compared with $162 million in the first quarter of 2007. The $55 million increase in operating cash flow in the first quarter of 2008 compared to 2007 was primarily due to increases in operating income, primarily resulting from the acquisition of CheckFree, and favorable working capital changes. In addition, depreciation and amortization increased $47 million in the first quarter of 2008 primarily due to a $31 million increase in intangible amortization associated with acquisitions. Our capital expenditures were $50 million in the first quarter of 2008 compared with $45 million in the first quarter of 2007.

In the first quarter of 2008, we purchased treasury stock totaling $94 million. Shares repurchased are generally held for issuance in connection with our equity plans. Our current policy is to use our operating cash flow primarily to fund capital expenditures and to repay debt, rather than to pay dividends.

(In millions)	March 31, 2008	December 31, 2007
Long-term debt (including current maturities)	$4,776	$5,405

In the first quarter of 2008, we also used operating cash flow and the proceeds from the sales of Fiserv Health and Fiserv ISS primarily for repayments of long-term debt of approximately $630 million which reduced our debt outstanding (including current maturities) to $4.8 billion at March 31, 2008. Our long-term debt currently consists primarily of $2.5 billion under our unsecured senior term loan facility, $2.0 billion under senior notes borrowings, and $250 million under our $900 million revolving credit facility. We also had outstanding $131 million of 4% senior notes which we repaid in April 2008 and another $77 million of 3% senior notes that are due in June 2008.

We maintain a $900 million unsecured revolving credit facility. Borrowings under the $900 million revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. The facility, as amended, contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness to no more than a specified multiple (ranging between 3.5 and 4.5) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. There are no significant commitment fees or compensating balance requirements. The facility expires on March 24, 2011. During the first quarter of 2008, we were in compliance with all debt covenants in this and our other credit facilities, including those contained in our senior term loan.

In 2007, we borrowed $2.5 billion under an unsecured senior term loan. The loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in December 2012. A scheduled principal payment of $250 million is due in December 2008. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above. Also in 2007, we issued $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which notes pay interest at the stated rate on May 20 and November 20 of each year.

In November 2007, we entered into a 364-day revolving credit facility under which borrowings were conditioned upon our full draw of available borrowings under our $900 million revolving credit facility described above and prepayments were required in the event of certain asset sales or other transactions. We terminated this facility in February 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 and have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in internal controls over financial reporting.

During the quarter ended December 31, 2007, we acquired CheckFree. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into this recently acquired business and to augment our company-wide controls. There were no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. Other than to the extent described in Note 8 to the accompanying condensed consolidated financial statements, which is incorporated herein by this reference, in the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2008	—	$—	—	1,802,759
February 1-29, 2008	1,180,100	52.22	1,180,100	622,659
March 1-31, 2008	622,659	51.64	622,659	—

Total	1,802,759		1,802,759

(1)	On January 31, 2007, our board of directors authorized the repurchase of up to 10 million shares of our common stock. This authorization has expired as a result of our repurchase of the entire amount authorized.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: May 8, 2008	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Amended and Restated Stock Purchase Agreement, dated March 28, 2008, by and between Fiserv, Inc. and Robert Beriault Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 3, 2008).

10.1	Fiserv, Inc. 2007 Omnibus Incentive Plan – Form of Stock Option Agreement (Senior Management)*

21	Subsidiaries of Fiserv, Inc.

31.1	Certification of the Chief Executive Officer, dated May 8, 2008

31.2	Certification of the Chief Financial Officer, dated May 8, 2008

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated May 8, 2008

*	This exhibit is a management contract or compensatory plan or arrangement.