Form 10-Q
period 2008-06-30
FISERV INC
filed 2008-08-07
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

As of August 4, 2008, there were 164,038,104 shares of common stock, $.01 par value, of the registrant outstanding.

FISERV, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Processing and services	$950	$655	$1,897	$1,301
Product	345	284	708	582

Total revenues	1,295	939	2,605	1,883

Expenses:
Cost of processing and services	556	399	1,122	802
Cost of product	296	225	602	461
Selling, general and administrative	219	133	431	261

Total expenses	1,071	757	2,155	1,524

Operating income	224	182	450	359
Interest expense, net	62	11	130	20

Income from continuing operations before income taxes	162	171	320	339
Income tax provision	63	66	124	131

Income from continuing operations	99	105	196	208
Income from discontinued operations, net of income taxes	—	3	232	14

Net income	$99	$108	$428	$222

Net income per share - basic:
Continuing operations	$0.61	$0.63	$1.20	$1.23
Discontinued operations	—	0.02	1.42	0.08

Total	$0.61	$0.65	$2.62	$1.31

Net income per share - diluted:
Continuing operations	$0.60	$0.62	$1.19	$1.21
Discontinued operations	—	0.02	1.41	0.08

Total	$0.60	$0.64	$2.60	$1.30

Shares used in computing net income per share:
Basic	163.4	167.4	163.7	168.7
Diluted	164.8	169.9	165.1	171.3

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$211	$297
Trade accounts receivable, net	808	840
Deferred income taxes	77	71
Prepaid expenses and other current assets	381	353
Assets of discontinued operations held for sale	1,054	2,643

Total current assets	2,531	4,204

Property and equipment, net	332	372
Intangible assets, net	2,280	2,324
Goodwill	4,837	4,817
Other long-term assets	122	129

Total assets	$10,102	$11,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$174	$182
Accrued expenses	531	599
Current maturities of long-term debt	263	510
Deferred revenues	336	351
Liabilities of discontinued operations held for sale	946	2,112

Total current liabilities	2,250	3,754

Long-term debt	4,253	4,895
Deferred income taxes	582	571
Other long-term liabilities	169	159

Total liabilities	7,254	9,379

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 198.0 million and 198.1 million shares issued	2	2
Additional paid-in capital	701	700
Accumulated other comprehensive loss	(44)	(41)
Accumulated earnings	3,754	3,326
Treasury stock, at cost, 33.7 million and 33.0 million shares	(1,565)	(1,520)

Total shareholders’ equity	2,848	2,467

Total liabilities and shareholders’ equity	$10,102	$11,846

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$428	$222
Adjustment for discontinued operations	(232)	(14)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Deferred income taxes	6	(9)
Share-based compensation	18	16
Excess tax benefit from exercise of stock options	(2)	(10)
Amortization of acquisition-related intangible assets	82	15
Depreciation and other amortization	106	72
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	3	8
Prepaid expenses and other assets	(2)	(6)
Trade accounts payable and other liabilities	(9)	(19)
Deferred revenues	(6)	(17)

Net cash provided by operating activities from continuing operations	392	258

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(92)	(78)
Payment for acquisitions of businesses, net of cash acquired	(35)	(45)
Other investing activities	(28)	—

Net cash used in investing activities from continuing operations	(155)	(123)

Cash flows from financing activities:
(Repayments of) proceeds from long-term debt, net	(892)	128
Issuance of common stock and treasury stock	25	31
Purchases of treasury stock	(94)	(322)
Excess tax benefit from exercise of stock options	2	10
Other financing activities	(7)	(7)

Net cash used in financing activities from continuing operations	(966)	(160)

Net change in cash and cash equivalents from continuing operations	(729)	(25)
Net cash transactions transferred from discontinued operations	643	32
Beginning balance	297	117

Ending balance	$211	$124

Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(193)	$43
Net cash provided by (used in) investing activities	872	(82)
Net cash provided by financing activities	13	152

Net change in cash and cash equivalents from discontinued operations	692	113
Cash and cash equivalents sold	(26)	—
Net cash transactions transferred to continuing operations	(643)	(32)
Beginning balance - discontinued operations	149	55

Ending balance - discontinued operations	$172	$136

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. and its subsidiaries (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income and this statement includes expanded disclosure requirements. The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial statements, although it is still assessing the impact it may have.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures about derivative instruments in the financial statements; how derivative instruments are accounted for; and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact that the adoption of SFAS 161 will have on its financial statements.

3. Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008 as it relates to financial assets and liabilities. The impact of this adoption was not material to the Company’s financial statements. SFAS 157 will be effective for the Company’s nonfinancial assets and liabilities on January 1, 2009. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value and expands the applicable disclosure requirements. SFAS 157 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS 157 establishes a fair value hierarchy for the pricing inputs used to measure fair value. The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 30, 2008, none of the Company’s assets or liabilities were valued using Level 1 pricing inputs.

Level 2 – At June 30, 2008, the fair values of available-for-sale investments of $37 million and liabilities for interest rate hedge contracts of $41 million were based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – In the first quarter of 2008, the Company purchased available-for-sale investments for $34 million, which were valued based on Level 2 pricing inputs as of March 31, 2008. As of June 30, 2008, these investments were valued at $33 million based on valuation models with unobservable pricing inputs and management estimates. The unrealized loss was recorded in other comprehensive income.

Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, the Company maintains a series of interest rate hedge contracts with total notional values of $1.75 billion at June 30, 2008. The fair values of the interest rate hedge contracts of $41 million at June 30, 2008 and December 31, 2007 were recorded in other long-term liabilities in the consolidated balance sheets with a corresponding amount recorded within accumulated other comprehensive loss, net of income taxes of $15 million. In the first six months of 2008, the Company recognized interest expense of $1 million due to hedge ineffectiveness and no amounts were excluded from the assessment of hedge effectiveness. Based on the amounts recorded in shareholders’ equity as accumulated other comprehensive loss at June 30, 2008, the Company estimates that it will recognize approximately $12 million in interest expense during the next twelve months related to interest rate hedge contracts.

4. Discontinued Operations

Fiserv ISS

In 2007, the Company signed definitive agreements to sell its investment support services segment (“Fiserv ISS”) in two separate transactions. On February 4, 2008, the Company completed the first transaction by selling Fiserv Trust Company and the accounts of the Company’s institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. for $273 million in cash at closing. In 2008, the Company recognized a gain on sale of $131 million, net of income taxes of $73 million, for this transaction.

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

Fiserv Health

On January 10, 2008, the Company completed the sale of a majority of its health businesses (“Fiserv Health”) to UnitedHealthcare Services, Inc. for $721 million in cash at closing. In 2008, the Company recognized a gain on sale of $92 million, net of income taxes of $217 million, for this transaction. A final adjustment for net working capital is expected to be determined in the third quarter of 2008.

Other Dispositions

In 2008, the Company recognized gains totaling $9 million, net of income taxes, related to the sale of two businesses in its lending division.

The assets and liabilities, results of operations and cash flows of Fiserv ISS, Fiserv Health and the other dispositions have been reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Summarized financial information for discontinued operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Total revenues	$25	$272	$85	$544

Income (loss) before income taxes	(1)	4	1	22
Income tax provision	—	(1)	(1)	(8)
Gain on sale, net of income taxes	1	—	232	—

Income from discontinued operations	$—	$3	$232	$14

Assets and liabilities of discontinued operations are presented separately as assets and liabilities of discontinued operations held for sale in the accompanying condensed consolidated balance sheets and consisted of the following:

(In millions)	June 30, 2008	December 31, 2007
Cash and cash equivalents	$172	$149
Trade accounts receivable, net	12	95
Prepaid expenses and other assets	8	47
Investments	857	1,888
Property and equipment, net	5	24
Intangible assets, net	—	440

Assets of discontinued operations held for sale	$1,054	$2,643

Trade accounts payable and other liabilities	$148	$201
Retirement account deposits	798	1,911

Liabilities of discontinued operations held for sale	$946	$2,112

Fiserv ISS accepts retirement account deposits from customers and invests the funds in securities. Such amounts due to customers represent the primary source of funds for Fiserv ISS’ investments which primarily consist of GNMA, FNMA and FHLMC mortgage-backed pass-through securities and collateralized mortgage obligations rated AAA by Standard and Poor’s.

5. Share-Based Compensation

The Company recognized $10 million and $18 million of share-based compensation during the three and six months ended June 30, 2008, respectively, and $5 million and $16 million of share-based compensation during the three and six months ended June 30, 2007, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. Stock options granted in 2008 generally vest over a three year period beginning on the first anniversary of the grant date. During the six months ended June 30, 2008, the Company granted 1.4 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $20.57 and $53.86, respectively. During the six months ended June 30, 2007, the Company granted 0.9 million stock options and 0.1 million shares of restricted stock at weighted-average estimated fair values of $20.91 and $54.26, respectively. During the six months ended June 30, 2008 and 2007, stock options to purchase 1.5 million shares and 2.5 million shares, respectively, were exercised.

6. Shares Used in Computing Net Income Per Share

Basic weighted-average outstanding shares used in calculating net income per share were 163.4 million and 167.4 million for the three months ended June 30, 2008 and 2007, respectively, and were 163.7 million and 168.7 million for the six months ended June 30, 2008 and 2007, respectively. Diluted weighted-average outstanding shares used in calculating net income per share were 164.8 million and 169.9 million for the three months ended June 30, 2008 and 2007, respectively, and included 1.4 million and 2.5 million common stock equivalents, respectively. For the six months ended June 30, 2008 and 2007, diluted weighted-average outstanding shares used in calculating net income per share were 165.1 million and 171.3 million, respectively, and included 1.4 million and 2.6 million common stock equivalents, respectively. For the three months ended June 30, 2008 and 2007, stock options for 2.5 million shares and 0.9 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the six months ended June 30, 2008 and 2007, 2.1 million shares and 0.5 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

7. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Net income	$99	$108	$428	$222
Other comprehensive income (loss):
Fair market value adjustments on cash flow hedges, net of income taxes	38	—	1	—
Other, net	(5)	1	(4)	—

Other comprehensive income (loss)	33	1	(3)	—

Comprehensive income	$132	$109	$425	$222

8. Business Segment Information

The Company acquired CheckFree Corporation (“CheckFree”) for a purchase price of $4.4 billion on December 3, 2007. In connection with the integration of CheckFree and the significant expansion of our payments related businesses, along with associated organizational changes, the Company reclassified its reporting segments for all periods presented to align them with how the chief operating decision maker of the Company currently manages the business. As a result, effective January 1, 2008, the Company’s continuing operations were classified into four business segments: Financial Institutions Services (“Financial”), Payments and Industry Products (“Payments”), Insurance Services (“Insurance”), and Corporate and Other. The Financial segment provides: core account processing solutions; item processing; deposit automation; loan origination and servicing products; cash management; and consulting services for financial institutions. The Payments segment provides: electronic transaction processing services, including electronic funds transfer and debit processing, internet banking, electronic bill payment and presentment services and biller services; card and print personalization services; risk and transaction management products; and investment account processing services. The Insurance segment provides: core policy claims and billing administration systems for life and property and casualty insurance carriers and agencies; workers’ compensation transaction processing and administration services for pharmacies and insurance carriers; and flood claims processing and program administration. The Corporate and Other segment consists primarily of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations. Revenues and operating income for the Company’s reporting segments were as follows:

(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Three Months Ended June 30, 2008
Processing and services revenue	$511	$380	$62	$(3)	$950
Product revenue	47	134	176	(12)	345

Total revenues	$558	$514	$238	$(15)	$1,295

Operating income	$143	$134	$20	$(73)	$224

Three Months Ended June 30, 2007
Processing and services revenue	$466	$126	$63	$—	$655
Product revenue	49	107	134	(6)	284

Total revenues	$515	$233	$197	$(6)	$939

Operating income	$132	$50	$18	$(18)	$182

Six Months Ended June 30, 2008
Processing and services revenue	$1,014	$770	$120	$(7)	$1,897
Product revenue	93	273	367	(25)	708

Total revenues	$1,107	$1,043	$487	$(32)	$2,605

Operating income	$281	$274	$36	$(141)	$450

Six Months Ended June 30, 2007
Processing and services revenue	$924	$252	$125	$—	$1,301
Product revenue	101	231	262	(12)	582

Total revenues	$1,025	$483	$387	$(12)	$1,883

Operating income	$256	$106	$34	$(37)	$359

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

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$614	$356	$(20)	$950
Product	—	138	213	(6)	345

Total revenues	—	752	569	(26)	1,295

Expenses:
Cost of processing and services	2	361	216	(23)	556
Cost of product	1	114	186	(5)	296
Selling, general and administrative	28	108	83	—	219

Total expenses	31	583	485	(28)	1,071

Operating income (loss)	(31)	169	84	2	224
Interest expense (income), net	55	(15)	22	—	62

Income (loss) from continuing operations before income taxes	(86)	184	62	2	162
Income tax provision (benefit)	(33)	71	24	1	63

Income (loss) from continuing operations	(53)	113	38	1	99
Equity in earnings of consolidated entities	152	—	—	(152)	—
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income	$99	$113	$38	$(151)	$99

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$414	$250	$(9)	$655
Product	—	131	158	(5)	284

Total revenues	—	545	408	(14)	939

Expenses:
Cost of processing and services	(1)	249	161	(10)	399
Cost of product	—	95	139	(9)	225
Selling, general and administrative	16	61	55	1	133

Total expenses	15	405	355	(18)	757

Operating income (loss)	(15)	140	53	4	182
Interest expense (income), net	7	(3)	7	—	11

Income (loss) from continuing operations before income taxes	(22)	143	46	4	171
Income tax provision (benefit)	(9)	57	17	1	66

Income (loss) from continuing operations	(13)	86	29	3	105
Equity in earnings of consolidated entities	121	—	—	(121)	—
Income from discontinued operations, net of income taxes	—	—	3	—	3

Net income	$108	$86	$32	$(118)	$108

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$1,239	$695	$(37)	$1,897
Product	—	294	426	(12)	708

Total revenues	—	1,533	1,121	(49)	2,605

Expenses:
Cost of processing and services	1	728	436	(43)	1,122
Cost of product	1	229	382	(10)	602
Selling, general and administrative	50	222	159	—	431

Total expenses	52	1,179	977	(53)	2,155

Operating income (loss)	(52)	354	144	4	450
Interest expense (income), net	114	(14)	30	—	130

Income (loss) from continuing operations before income taxes	(166)	368	114	4	320
Income tax provision (benefit)	(65)	143	44	2	124

Income (loss) from continuing operations	(101)	225	70	2	196
Equity in earnings of consolidated entities	529	—	—	(529)	—
Income from discontinued operations, net of income taxes	—	—	232	—	232

Net income	$428	$225	$302	$(527)	$428

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$1	$824	$491	$(15)	$1,301
Product	—	288	306	(12)	582

Total revenues	1	1,112	797	(27)	1,883

Expenses:
Cost of processing and services	(2)	502	321	(19)	802
Cost of product	—	206	271	(16)	461
Selling, general and administrative	42	117	101	1	261

Total expenses	40	825	693	(34)	1,524

Operating income (loss)	(39)	287	104	7	359
Interest expense (income), net	9	(5)	16	—	20

Income (loss) from continuing operations before income taxes	(48)	292	88	7	339
Income tax provision (benefit)	(19)	114	34	2	131

Income (loss) from continuing operations	(29)	178	54	5	208
Equity in earnings of consolidated entities	251	—	—	(251)	—
Income from discontinued operations, net of income taxes	—	—	14	—	14

Net income	$222	$178	$68	$(246)	$222

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$18	$110	$83	$—	$211
Trade accounts receivable, net	(1)	370	439	—	808
Prepaid expenses and other current assets	89	168	201	—	458
Assets of discontinued operations held for sale	—	—	1,054	—	1,054

Total current assets	106	648	1,777	—	2,531

Investments in affiliates	7,394	—	—	(7,394)	—
Goodwill and intangible assets, net	—	5,733	1,384	—	7,117
Other long-term assets, net	30	288	136	—	454

Total assets	$7,530	$6,669	$3,297	$(7,394)	$10,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$314	$537	$453	$—	$1,304
Liabilities of discontinued operations held for sale	—	—	946	—	946

Total current liabilities	314	537	1,399	—	2,250

Long-term debt	4,250	2	1	—	4,253
Due to (from) affiliates	(199)	(540)	739	—	—
Other long-term liabilities	317	492	(58)	—	751

Total liabilities	4,682	491	2,081	—	7,254

Total shareholders’ equity	2,848	6,178	1,216	(7,394)	2,848

Total liabilities and shareholders’ equity	$7,530	$6,669	$3,297	$(7,394)	$10,102

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$41	$132	$124	$—	$297
Trade accounts receivable, net	(5)	393	452	—	840
Prepaid expenses and other current assets	95	138	191	—	424
Assets of discontinued operations held for sale	—	—	2,643	—	2,643

Total current assets	131	663	3,410	—	4,204

Investments in affiliates	7,361	—	—	(7,361)	—
Goodwill and intangible assets, net	1	5,765	1,375	—	7,141
Other long-term assets, net	33	314	154	—	501

Total assets	$7,526	$6,742	$4,939	$(7,361)	$11,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$558	$549	$535	$—	$1,642
Liabilities of discontinued operations held for sale	—	—	2,112	—	2,112

Total current liabilities	558	549	2,647	—	3,754

Long-term debt	4,887	5	3	—	4,895
Due to (from) affiliates	(695)	(427)	1,122	—	—
Other long-term liabilities	309	462	(41)	—	730

Total liabilities	5,059	589	3,731	—	9,379

Total shareholders’ equity	2,467	6,153	1,208	(7,361)	2,467

Total liabilities and shareholders’ equity	$7,526	$6,742	$4,939	$(7,361)	$11,846

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(52)	$335	$108	$1	$392

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(1)	(59)	(33)	1	(92)
Payment for acquisitions of businesses, net of cash acquired	(14)	(22)	1	—	(35)
Other investing activities	—	(272)	(66)	310	(28)

Net cash used in investing activities from continuing operations	(15)	(353)	(98)	311	(155)

Cash flows from financing activities:
Repayments of long-term debt, net	(840)	(1)	(51)	—	(892)
Purchases of treasury stock	(94)	—	—	—	(94)
Other financing activities	339	(7)	—	(312)	20

Net cash used in financing activities from continuing operations	(595)	(8)	(51)	(312)	(966)

Net change in cash and cash equivalents from continuing operations	(662)	(26)	(41)	—	(729)
Net cash transactions transferred from discontinued operations	639	4	—	—	643
Beginning balance	41	132	124	—	297

Ending balance	$18	$110	$83	$—	$211

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(5)	$195	$68	$—	$258

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(45)	(32)	2	(78)
Payment for acquisitions of businesses, net of cash acquired	(44)	—	(1)	—	(45)
Other investing activities	—	(136)	(39)	175	—

Net cash used in investing activities from continuing operations	(47)	(181)	(72)	177	(123)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	122	(2)	8	—	128
Purchases of treasury stock	(322)	—	—	—	(322)
Other financing activities	220	(8)	(1)	(177)	34

Net cash (used in) provided by financing activities from continuing operations	20	(10)	7	(177)	(160)

Net change in cash and cash equivalents from continuing operations	(32)	4	3	—	(25)
Net cash transactions transferred from discontinued operations	32	—	—	—	32
Beginning balance	24	73	20	—	117

Ending balance	$24	$77	$23	$—	$124

10. Subsequent Event

On July 14, 2008, the Company completed the sale of a 51% interest in substantially all of the businesses in its Insurance segment (“Fiserv Insurance”) to Trident IV, LP. Upon closing, the Company received cash proceeds of $510 million, net of income taxes, and a $30 million note due in 2018 in exchange for the equity interest the Company sold and the repayment by Fiserv Insurance of indebtedness to the Company. Beginning in the third quarter of 2008, the Company will no longer consolidate revenues and expenses of Fiserv Insurance and will report its 49% share of net earnings as a separate line item on the statement of income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should,” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements included in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, our ability to complete, and the timing of and the proceeds from, the sale of the remainder of the Fiserv ISS business, including the risk that the conditions to the completion of the transaction may not be satisfied or the required regulatory approvals may not be obtained timely or at all, our ability to successfully integrate CheckFree’s operations, changes in client demand for our products or services, pricing or other actions by competitors, the potential impact of our Fiserv 2.0 initiatives, the health and stability of the financial services industry, a general economic slowdown, our ability to comply with government regulations, including privacy regulations, and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2007 and in other documents that we file with the Securities and Exchange Commission. We urge you to consider these factors carefully in evaluating the forward-looking statements and caution you not to place undue reliance upon forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect subsequent events or circumstances.

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

The Financial segment provides: core account processing solutions; item processing; deposit automation; loan origination and servicing products; cash management; and consulting services for financial institutions. The Payments segment provides: electronic transaction processing services, including electronic funds transfer and debit processing, internet banking, electronic bill payment and presentment services and biller services; card and print personalization services; risk and transaction management products; and investment account processing services. The Insurance segment provides: core policy claims and billing administration systems for life and property and casualty insurance carriers and agencies; workers’ compensation transaction processing and administration services for pharmacies and insurance carriers; and flood claims processing and program administration. In addition to these business segments, the Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

On January 10, 2008, we completed the sale of a majority of our health businesses (“Fiserv Health”) to UnitedHealthcare Services, Inc. for $721 million in cash at closing. On February 4, 2008, we completed the first of two transactions to dispose of our investment support services segment (“Fiserv ISS”) by selling Fiserv Trust Company and the accounts of our institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. for $273 million in cash at closing. In the second transaction, Robert Beriault Holdings, Inc. has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for net book value. Under the amended purchase agreement, we will not retain an interest in this business subsequent to the disposition. This portion of the Fiserv ISS disposition remains subject to customary closing conditions and regulatory approvals and is expected to close by the end of the third quarter of 2008. The financial results of Fiserv Health and Fiserv ISS are reported as discontinued operations for all periods presented.

On July 14, 2008, we completed the sale of a 51% interest in substantially all of the businesses in our Insurance segment (“Fiserv Insurance”) to Trident IV, LP. Upon closing, we received cash proceeds of $510 million, net of income taxes, and a $30 million note due in 2018 in exchange for the equity interest we sold and the repayment by Fiserv Insurance of indebtedness to us. Beginning in the third quarter of 2008, we will no longer consolidate revenues and expenses of Fiserv Insurance and will report our 49% share of net earnings as a separate line item on our statement of income.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and accompanying notes to help provide an understanding of our results of operations, our financial condition and the changes in our financial condition. Our discussion is organized as follows:

•	Recent accounting pronouncements. This section provides a discussion of recent accounting pronouncements that may impact our results of operations and financial condition in the future.

•	Non-GAAP financial measure. This section provides a discussion of internal revenue growth percentage, a non-GAAP financial measure that we use in this report.

•

Results of operations. In this section, we provide an analysis of the results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three-month and six-month periods ended June 30, 2008 to the comparable periods in 2007.

•	Liquidity and capital resources. In this section, we provide an analysis of our cash flows and outstanding debt as of June 30, 2008.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements for a description of recent accounting pronouncements, including the anticipated adoption dates, which is incorporated herein by reference.

Non-GAAP Financial Measure

In this report, we refer to internal revenue growth percentage, which is a non-GAAP financial measure. We use internal revenue growth percentage to monitor and evaluate our performance, and it is presented in this report because we believe that it allows investors to understand the portion of our revenue growth that is attributed to acquired companies as compared to internal revenue growth. This non-GAAP financial measure should not be considered to be a substitute for our reported results prepared in accordance with GAAP. The method that we use to calculate internal revenue growth percentage is not necessarily comparable to similarly titled measures presented by other companies.

Internal revenue growth percentage is measured as the increase or decrease in total revenues for the current period less “acquired revenue from acquisitions” divided by total revenues from the prior period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies, less dispositions, for the prior year. Internal revenue growth percentage is calculated as follows for the periods identified below:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenues	$1,295	$939	$2,605	$1,883
Acquired revenue from acquisitions (1)	—	338	—	662

Total	$1,295	$1,277	$2,605	$2,545

Internal revenue growth	$18		$60
Internal revenue growth percentage	1%		2%

(1)

“Acquired revenue from acquisitions” was $258 million, $56 million, $37 million and ($13) million in the Payments, Insurance, Financial and Corporate and Other segments, respectively, for the three months ended June 30, 2008 and was $498 million, $110 million, $69 million, and ($15) million in the Payments, Insurance, Financial and Corporate and Other segments, respectively, for the six months ended June 30, 2008.

Results of Operations

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenues, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

	Three Months Ended June 30,
(In millions)			Percentage of Revenue (1)		Increase (Decrease)
	2008	2007	2008	2007	$	%
Revenues:
Processing and services	$950	$655	73.4%	69.8%	$295	45%
Product	345	284	26.6%	30.2%	61	21%

Total revenues	1,295	939	100.0%	100.0%	356	38%

Expenses:
Cost of processing and services	556	399	58.5%	60.9%	157	39%
Cost of product	296	225	85.8%	79.2%	71	32%

Sub-total	852	624	65.8%	66.5%	228	37%
Selling, general and administrative	219	133	16.9%	14.2%	86	65%

Total expenses	1,071	757	82.7%	80.6%	314	41%

Operating income	224	182	17.3%	19.4%	42	23%
Interest expense, net	62	11	4.8%	1.2%	51	464%

Income from continuing operations before income taxes	$162	$171	12.5%	18.2%	$(9)	(5)%

	Six Months Ended June 30,
(In millions)			Percentage of Revenue (1)		Increase (Decrease)
	2008	2007	2008	2007	$	%
Revenues:
Processing and services	$1,897	$1,301	72.8%	69.1%	$596	46%
Product	708	582	27.2%	30.9%	126	22%

Total revenues	2,605	1,883	100.0%	100.0%	722	38%

Expenses:
Cost of processing and services	1,122	802	59.1%	61.6%	320	40%
Cost of product	602	461	85.0%	79.2%	141	31%

Sub-total	1,724	1,263	66.2%	67.1%	461	37%
Selling, general and administrative	431	261	16.5%	13.9%	170	65%

Total expenses	2,155	1,524	82.7%	80.9%	631	41%

Operating income	450	359	17.3%	19.1%	91	25%
Interest expense, net	130	20	5.0%	1.1%	110	550%

Income from continuing operations before income taxes	$320	$339	12.3%	18.0%	$(19)	(6)%

(1)

Each percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenues, except for cost of processing and services and cost of product amounts which are divided by the related component of revenues.

Total Revenues

	Three Months Ended June 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Total revenues:
2008	$558	$514	$238	$(15)	$1,295
2007	515	233	197	(6)	939

Revenue growth	$43	$281	$41	$(9)	$356
Revenue growth percentage	8%	121%	21%		38%

	Six Months Ended June 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Total revenues:
2008	$1,107	$1,043	$487	$(32)	$2,605
2007	1,025	483	387	(12)	1,883

Revenue growth	$82	$560	$100	$(20)	$722
Revenue growth percentage	8%	116%	26%		38%

Total revenues increased $356 million, or 38%, in the second quarter of 2008 and $722 million, or 38%, in the first six months of 2008 compared to 2007. Substantially all of the increase in revenue during 2008 was the result of our acquisition of CheckFree Corporation (“CheckFree”) on December 3, 2007 and the acquisition of a workers’ compensation transaction processing business in the third quarter of 2007. Total internal revenue growth during the second quarter and first six months of 2008 was 1% and 2%, respectively.

Revenues in our Financial segment increased $43 million, or 8%, and $82 million, or 8%, in the second quarter and first six months of 2008, respectively, compared to 2007. These increases were primarily due to incremental processing and services revenues from our acquisition of CheckFree. Internal revenue growth in our Financial segment of 1% during the second quarter and first six months of 2008 was negatively impacted by a $28 million decline in home-equity processing revenues during the first half of 2008, primarily resulting from a downturn in the U.S. mortgage markets.

Revenues in our Payments segment increased $281 million, or 121%, and $560 million, 116%, in the second quarter and first six months of 2008, respectively, compared to 2007. These increases were primarily due to incremental processing and services revenue from our acquisition of CheckFree. Internal revenue growth in our Payments segment of 5% and 6% during the second quarter and first six months of 2008, respectively, was primarily driven by new clients and increased transaction volumes from existing clients in our electronic payments and output solutions businesses.

Revenues in our Insurance segment increased $41 million, or 21%, and $100 million, or 26%, in the second quarter and first six months of 2008, respectively, compared to 2007. Product revenue increased $105 million in the first half of 2008 due primarily to the acquisition of a workers’ compensation transaction processing business in the third quarter of 2007. The product revenue growth in our workers’ compensation businesses was impacted significantly by the inclusion of prescription product costs in both revenues and expenses of $292 million and $198 million in the first six months of 2008 and 2007, respectively. In our Insurance segment, internal revenue declined by 6% and 2% in the second quarter and first six months of 2008, respectively, primarily due to weak performance in our workers’ compensation transaction processing businesses.

Total Expenses

Total expenses increased $314 million, or 41%, in the second quarter of 2008 and $631 million, or 41%, in the first six months of 2008 compared to 2007. These increases in total expenses during 2008 were due primarily to our acquisition of CheckFree and the acquisition of a workers’ compensation transaction processing business in the third quarter of 2007.

Cost of processing and services as a percentage of processing and services revenue decreased to 58.5% and 59.1% in the second quarter and first six months of 2008, respectively, from 60.9% and 61.6% in the comparable periods in 2007. These decreases were primarily due to higher-margin revenues associated with the acquisition of CheckFree and overall improvements in operating efficiencies.

Cost of product as a percentage of product revenue increased to 85.8% and 85.0% in the second quarter and first six months of 2008, respectively, from 79.2% in the comparable periods in 2007. These increases were due primarily to an increase in prescription product costs of $40 million in the second quarter and $94 million in the first six months of 2008, which are included in both product revenues and cost of product. These increases were primarily associated with the workers’ compensation transaction processing business in our Insurance segment that we acquired in 2007.

Selling, general and administrative expenses increased $86 million and $170 million in the second quarter and first six months of 2008, respectively, compared to 2007 primarily due to incremental expenses associated with our acquisition of CheckFree. As a result of the CheckFree acquisition, amortization expense for acquired intangible assets included in selling, general and administrative expenses increased by $23 million in the second quarter and $44 million in the first six months of 2008, and incremental merger costs, including integration project management, retention bonuses and other expenses, were $9 million in the second quarter and $16 million in the first six months of 2008.

Operating Income and Operating Margin

	Three Months Ended June 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Operating income:
2008	$143	$134	$20	$(73)	$224
2007	132	50	18	(18)	182

Operating income growth	$11	$84	$2	$(55)	$42
Operating income growth percentage	8%	168%	11%		23%

Operating margin:
2008	25.6%	25.9%	8.3%		17.3%
2007	25.6%	21.5%	9.1%		19.4%
Operating margin growth (decline) (1)	—	4.4%	(0.8)%		(2.1)%

	Six Months Ended June 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Operating income:
2008	$281	$274	$36	$(141)	$450
2007	256	106	34	(37)	359

Operating income growth	$25	$168	$2	$(104)	$91
Operating income growth percentage	10%	158%	6%		25%

Operating margin:
2008	25.4%	26.2%	7.3%		17.3%
2007	25.0%	21.9%	8.8%		19.1%
Operating margin growth (decline) (1)	0.4%	4.3%	(1.5)%		(1.8)%

(1)	Represents the percentage point improvement or decline in operating margin.

Total operating income increased $42 million, or 23%, and $91 million, or 25%, in the second quarter and first six months of 2008, respectively, compared to 2007. Operating margin decreased 2.1 percentage points and 1.8 percentage points in the second quarter and first six months of 2008, respectively, compared to 2007. Our operating margin was negatively impacted by an increase in amortization expense for acquired intangible assets and merger and integration costs associated with our acquisition of CheckFree and the operating results in our Insurance segment, partially offset by the positive impact of the operating results in our Payments and Financial segments.

Operating income in our Financial segment increased $11 million, or 8%, and $25 million, or 10%, in the second quarter and first six months of 2008, respectively, compared to 2007. Operating margin was 25.6% in the second quarter of 2008 and 2007 and improved 0.4 percentage points to 25.4% in the first six months of 2008 compared to 2007. The increases in operating income and improvement in year-to-date operating margin in our Financial segment resulted primarily from higher-margin revenues associated with our acquisition of CheckFree, other higher-margin revenues, including contract termination fees, and overall operating efficiencies due to improved operating leverage in our core account and item processing businesses, partially offset by significantly lower volumes in our home-equity processing businesses which negatively impacted operating income and operating margin.

Operating income in our Payments segment increased $84 million, or 168%, and $168 million, or 158%, in the second quarter and first six months of 2008, respectively, compared to 2007. Operating margin improved 4.4 percentage points to 25.9% in the second quarter and 4.3 percentage points to 26.2% in the first six months of 2008 from the comparable periods in 2007. The increases in operating income and operating margin in our Payments segment resulted primarily from higher-margin revenues associated with our acquisition of CheckFree and overall operating efficiencies due to improved operating leverage.

Operating income in our Insurance segment increased $2 million in the second quarter and first six months of 2008. Operating margin decreased 0.8 percentage points to 8.3% in the second quarter of 2008 and 1.5 percentage points to 7.3% in the first six months of 2008 compared to 2007. Operating margins in our Insurance segment were negatively impacted by the significant increase in product revenues and related expenses in our workers’ compensation businesses, which generate operating margins in the low- to mid-single digits. The inclusion of prescription product costs of $292 million and $198 million in both revenues and expenses for the first six months of 2008 and 2007, respectively, negatively impacted operating margins in the Insurance segment by approximately eleven percentage points and nine percentage points in the first six months of 2008 and 2007, respectively, and for the overall company by approximately two percentage points in the first six months of 2008 and 2007.

The operating loss in our Corporate and Other segment increased $55 million and $104 million in the second quarter and first six months of 2008, respectively, compared to 2007. The year-to-date increase of $104 million was primarily due to $67 million of incremental amortization of acquisition-related intangible assets and $32 million related to the acquisition of CheckFree, including merger and integration costs.

Interest Expense, Net

Interest expense increased $51 million to $62 million in the second quarter of 2008 and $110 million to $130 million in the first six months of 2008 compared to 2007. These increases were due primarily to our senior term loan and senior notes borrowings in 2007 to finance our $4.4 billion acquisition of CheckFree.

Income Tax Provision

The effective income tax rate for continuing operations was 38.8% and 38.3% in the second quarter of 2008 and 2007, respectively, and 38.7% and 38.6% in the first six months of 2008 and 2007, respectively. We expect that the effective income tax rate for continuing operations for 2008 will be 38.7%.

Discontinued Operations

Income from discontinued operations was $0 and $3 million in the second quarter of 2008 and 2007, respectively, and $232 million and $14 million in the first six months of 2008 and 2007, respectively. In the first six months of 2008, we recorded after-tax gains primarily related to the sales of Fiserv ISS and Fiserv Health of $232 million.

Net Income Per Share - Diluted

Net income per share-diluted was $0.60 and $0.64 in the second quarter of 2008 and 2007, respectively, and $2.60 and $1.30 in the first six months of 2008 and 2007, respectively. Net income per share-diluted from discontinued operations increased from $0.08 in the first six months of 2007 to $1.41 in the first six months of 2008 due primarily to after-tax gains from the sales of Fiserv ISS and Fiserv Health. Net income per share-diluted from continuing operations was $0.60 and $0.62 in the second quarter of 2008 and 2007, respectively, and $1.19 and $1.21 in the first six months of 2008 and 2007, respectively. Net income per share-diluted from continuing operations in the first six months of 2008 compared to 2007 was negatively impacted by a $0.25 per share increase in amortization expense related to acquired intangible assets primarily related to our acquisition of CheckFree.

Liquidity and Capital Resources

Our principal liquidity needs are: (i) to fund normal operating expenses; (ii) to meet our current debt service requirements of $263 million pertaining to the current maturities of our long-term debt; and (iii) to fund capital expenditures and operating lease payments. We believe that these needs will be satisfied using our cash flows from operations, our cash and cash equivalents at June 30, 2008 of $211 million, the available borrowings under our revolving credit facility of $636 million at June 30, 2008, and the net proceeds from the sale of the majority interest in our Insurance segment of approximately $510 million.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2008	2007	$	%
Income from continuing operations	$196	$208	$(12)
Depreciation and amortization	188	87	101
Share-based compensation	18	16	2
Net changes in working capital and other	(10)	(53)	43

Operating cash flow	$392	$258	$134	52%

Capital expenditures	$92	$78	$14	18%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $392 million in the first six months of 2008 compared with $258 million in the first six months of 2007. The $134 million increase in operating cash flow in the first six months of 2008 compared to 2007 was primarily due to strong operating cash flow associated with our acquisition of CheckFree and improvement in working capital. Depreciation and amortization increased $101 million in the first six months of 2008 primarily due to a $67 million increase in intangible amortization associated with acquisitions. Our capital expenditures increased $14 million to $92 million in the first six months of 2008 compared to $78 million in the first six months of 2007.

In the first six months of 2008, we purchased $94 million of our common stock. On July 2, 2008, we announced that our board of directors authorized the repurchase of up to 10 million shares of our common stock. Shares repurchased are generally held for issuance in connection with our equity plans. Our current policy is to use our operating cash flow primarily to fund capital expenditures and to repay debt, rather than to pay dividends.

(In millions)	June 30, 2008	December 31, 2007

Long-term debt (including current maturities)	$4,516	$5,405

In the first six months of 2008, we used operating cash flow and the proceeds from the sales of Fiserv Health and Fiserv ISS primarily to repay long-term debt of approximately $890 million which reduced our debt outstanding (including current maturities) to $4.5 billion at June 30, 2008. Our long-term debt currently consists primarily of $2.5 billion under our unsecured senior term loan facility, $1.75 billion under senior notes borrowings, and $250 million under our $900 million revolving credit facility.

We maintain a $900 million unsecured revolving credit facility. Borrowings under the $900 million revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. The facility, as amended, contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness to no more than a specified multiple (ranging between 3.5 and 4.5) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. There are no significant commitment fees or compensating balance requirements. The facility expires on March 24, 2011. During the first six months of 2008, we were in compliance with all debt covenants in this and our other credit facilities, including those contained in our senior term loan.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in internal controls over financial reporting.

We acquired CheckFree on December 3, 2007. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into this recently acquired business and to augment our company-wide controls. There were no other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2008, we did not repurchase any shares of our common stock. On July 2, 2008, we announced that our board of directors authorized the repurchase of up to 10 million shares of our common stock. This repurchase authorization does not expire.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 21, 2008. The directors nominated for election by our board of directors, as set forth in our proxy statement, were elected as follows:

Nominee	For	Withheld
Three year term expiring in 2011
Donald F. Dillon	142,588,506	3,423,731
Gerald J. Levy	140,516,276	5,495,961
Denis J. O’Leary	143,744,755	2,267,482
Glenn M. Renwick	141,330,668	4,681,569

Two year term expiring in 2010
Doyle R. Simons	141,553,799	4,458,438

One year term expiring in 2009
Peter J. Kight	142,682,229	3,330,008

In addition, Daniel P. Kearney, Kim M. Robak, Thomas C. Wertheimer, and Jeffery W. Yabuki continued to serve on our board of directors after the annual meeting.

Our other proposal, as set forth in our proxy statement, was approved by our shareholders as follows:

	For	Against	Abstain	Broker Non-Votes
Ratification of the selection of Deloitte & Touche LLP to serve as our independent registered public accounting firm for 2008	143,073,288	1,690,008	1,248,941	—

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: August 7, 2008	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Stock Subscription and Purchase Agreement, dated July 1, 2008 (1)

31.1	Certification of the Chief Executive Officer, dated August 7, 2008

31.2	Certification of the Chief Financial Officer, dated August 7, 2008

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated August 7, 2008

(1)	Incorporated by reference to our Current Report on Form 8-K, filed July 8, 2008.