Form 10-Q
period 2008-09-30
FISERV INC
filed 2008-11-06
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

As of November 3, 2008, there were 160,151,641 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Processing and services	$874	$647	$2,764	$1,933
Product	206	277	914	859

Total revenues	1,080	924	3,678	2,792

Expenses:
Cost of processing and services	500	389	1,611	1,180
Cost of product	162	223	765	684
Selling, general and administrative	204	120	631	371

Total expenses	866	732	3,007	2,235

Operating income	214	192	671	557
Interest expense, net	(57)	(12)	(187)	(33)
Gain on sale of businesses	19	—	19	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	176	180	503	524
Income tax provision	(105)	(68)	(231)	(201)
Income from investment in unconsolidated affiliate, net of income taxes	3	—	3	—

Income from continuing operations	74	112	275	323
Income from discontinued operations, net of income taxes	4	9	232	20

Net income	$78	$121	$507	$343

Net income per share - basic:
Continuing operations	$0.45	$0.68	$1.68	$1.93
Discontinued operations	0.03	0.06	1.42	0.12

Total	$0.48	$0.73	$3.10	$2.05

Net income per share - diluted:
Continuing operations	$0.45	$0.67	$1.67	$1.90
Discontinued operations	0.03	0.05	1.41	0.11

Total	$0.48	$0.73	$3.08	$2.02

Shares used in computing net income per share:
Basic	162.5	164.7	163.3	167.4
Diluted	163.8	166.6	164.7	169.7

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$472	$297
Trade accounts receivable, net	561	836
Deferred income taxes	56	71
Prepaid expenses and other current assets	342	353
Assets of discontinued operations held for sale	1,025	2,683

Total current assets	2,456	4,240

Property and equipment, net	302	370
Intangible assets, net	2,133	2,299
Goodwill	4,364	4,808
Other long-term assets	333	129

Total assets	$9,588	$11,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$105	$181
Accrued expenses	545	597
Current maturities of long-term debt	8	510
Deferred revenues	284	351
Liabilities of discontinued operations held for sale	876	2,112

Total current liabilities	1,818	3,751

Long-term debt	4,251	4,895
Deferred income taxes	562	574
Other long-term liabilities	182	159

Total liabilities	6,813	9,379

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 198.0 million and 198.1 million shares issued	2	2
Additional paid-in capital	706	700
Accumulated other comprehensive loss	(56)	(41)
Accumulated earnings	3,833	3,326
Treasury stock, at cost, 36.6 million and 33.0 million shares	(1,710)	(1,520)

Total shareholders’ equity	2,775	2,467

Total liabilities and shareholders’ equity	$9,588	$11,846

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$507	$343
Adjustment for discontinued operations	(232)	(20)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Deferred income taxes	31	4
Share-based compensation	26	19
Excess tax benefit from exercise of stock options	(2)	(10)
Gain on sale of businesses	(19)	—
Income from investment in unconsolidated affiliate	(3)	—
Amortization of acquisition-related intangible assets	119	22
Depreciation and other amortization	157	106
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(3)	(24)
Prepaid expenses and other assets	(14)	(12)
Trade accounts payable and other liabilities	44	2
Deferred revenues	(32)	(23)

Net cash provided by operating activities from continuing operations	579	407

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(139)	(111)
Payment for acquisitions of businesses, net of cash acquired	(40)	(93)
Proceeds from sale of businesses, net of cash sold and expenses paid	513	—
Other investing activities	(18)	—

Net cash provided by (used in) investing activities from continuing operations	316	(204)

Cash flows from financing activities:
(Repayments of) proceeds from long-term debt, net	(1,148)	198
Issuance of common stock and treasury stock	34	41
Purchases of treasury stock	(244)	(469)
Excess tax benefit from exercise of stock options	2	10
Other financing activities	(12)	(9)

Net cash used in financing activities from continuing operations	(1,368)	(229)

Net change in cash and cash equivalents from continuing operations	(473)	(26)
Net cash transactions transferred from discontinued operations	648	42
Beginning balance	297	116

Ending balance	$472	$132

Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(274)	$80
Net cash provided by investing activities	876	92
Net cash provided by (used in) financing activities	19	(152)

Net change in cash and cash equivalents from discontinued operations	621	20
Cash and cash equivalents sold	(26)	—
Net cash transactions transferred to continuing operations	(648)	(42)
Beginning balance - discontinued operations	149	56

Ending balance - discontinued operations	$96	$34

See notes to condensed consolidated financial statements.

FISERV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. and its subsidiaries (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. SFAS 160 includes expanded disclosure requirements. The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures about derivative instruments in the financial statements; how derivative instruments are accounted for; and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial statements.

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

Level 1 – At September 30, 2008, the fair values of available-for-sale investments of $16 million were based on quoted prices in active markets for identical instruments as of the reporting date.

Level 2 – At September 30, 2008, the fair values of available-for-sale investments of $11 million and liabilities for interest rate hedge contracts of $47 million were based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – In the first quarter of 2008, the Company purchased available-for-sale investments for $34 million which were valued based on level 2 pricing inputs as of March 31, 2008. As of September 30, 2008, these investments were valued at $33 million based on valuation models with unobservable pricing inputs and management estimates. The unrealized loss was recorded in other comprehensive income.

Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, the Company maintains a series of interest rate hedge contracts with total notional values of $1.75 billion at September 30, 2008. The fair values of the interest rate hedge contracts of $47 million at September 30, 2008 and $41 million at December 31, 2007 were recorded in other long-term liabilities in the consolidated balance sheets with a corresponding amount recorded within accumulated other comprehensive loss, net of income taxes of $17 million and $15 million, respectively. In the first nine months of 2008, the Company recognized interest expense of $1 million due to hedge ineffectiveness, and no amounts were excluded from the assessment of hedge effectiveness. Based on the amounts recorded in shareholders’ equity as accumulated other comprehensive loss at September 30, 2008, the Company estimates that it will recognize approximately $17 million in interest expense during the next twelve months related to interest rate hedge contracts.

4. Sale of Majority Interest in Fiserv Insurance

On July 14, 2008, the Company completed the sale of a 51% interest in substantially all of the businesses in its Insurance Services segment (“Fiserv Insurance”) to Trident IV, LP and recognized a pre-tax gain of $19 million and a related income tax provision of $44 million. Upon closing, the Company received cash proceeds of $513 million, net of cash sold of $28 million and transaction expenses, and a $30 million note due in 2018. The Company’s remaining 49% ownership interest in Fiserv Insurance is accounted for using the equity method of accounting whereby the Company’s investment was established based on the Company’s historical basis and is adjusted for the Company’s share of undistributed net income or net loss. The Company’s share of Fiserv Insurance’s net income is reported as income from investment in unconsolidated affiliate and the revenues and expenses of Fiserv Insurance from July 15, 2008 and forward are no longer included in the Company’s consolidated statement of income. The Company’s historical consolidated financial statements for the periods ended June 30, 2008 and all prior periods include the revenues, expenses, balance sheet and cash flows of Fiserv Insurance. The Company reports its investment in Fiserv Insurance within other long-term assets in its condensed consolidated balance sheet.

5. Discontinued Operations

Fiserv ISS

In 2007, the Company signed definitive agreements to sell its Investment Support Services segment (“Fiserv ISS”) in two separate transactions. On February 4, 2008, the Company completed the first transaction by selling Fiserv Trust Company and the accounts of the Company’s institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. for $273 million in cash at closing. In 2008, the Company recognized a gain on sale of $129 million, net of income taxes of $72 million, for this transaction.

In the second transaction, Robert Beriault Holdings, Inc., an entity controlled by the current president of Fiserv ISS, has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for net book value. Under the amended purchase agreement, the Company will not retain an interest in this business subsequent to the disposition. The Company is waiting for regulatory approval and expects that this portion of the Fiserv ISS disposition will close by the end of the first quarter of 2009.

Fiserv Health

On January 10, 2008, the Company completed the sale of a majority of its health businesses to UnitedHealthcare Services, Inc. for total cash proceeds of $735 million. In 2008, the Company recognized a gain on sale of $101 million, net of income taxes of $222 million, for this transaction.

Other

In 2008, the Company recognized gains totaling $9 million, net of income taxes, related to the sale of two businesses in its lending division. At September 30, 2008, the Company’s remaining insurance businesses, other than its 49% interest in Fiserv Insurance, were held for sale.

Summarized financial information for discontinued operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Total revenues	$23	$282	$115	$840

(Loss) income before income taxes	(4)	13	(10)	31
Income tax benefit (provision)	1	(4)	3	(11)
Gain on sale, net of income taxes	7	—	239	—

Income from discontinued operations	$4	$9	$232	$20

Assets and liabilities of discontinued operations held for sale in the accompanying condensed consolidated balance sheets consisted of the following:

(In millions)	September 30, 2008	December 31, 2007
Cash and cash equivalents	$96	$149
Trade accounts receivable, net	12	98
Prepaid expenses and other assets	11	48
Investments	868	1,888
Property and equipment, net	4	25
Intangible assets, net	34	475

Assets of discontinued operations held for sale	$1,025	$2,683

Trade accounts payable and other liabilities	$72	$201
Retirement account deposits	804	1,911

Liabilities of discontinued operations held for sale	$876	$2,112

Fiserv ISS accepts retirement account deposits from customers and invests the funds in securities. Such amounts due to customers represent the primary source of funds for Fiserv ISS’ investments which primarily consist of GNMA, FNMA and FHLMC mortgage-backed pass-through securities and collateralized mortgage obligations rated AAA by Standard and Poor’s.

6. Share-Based Compensation

The Company recognized $8 million and $26 million of share-based compensation during the three and nine months ended September 30, 2008, respectively, and $3 million and $19 million of share-based compensation during the three and nine months ended September 30, 2007, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. Stock options granted in 2008 generally vest over a three year period beginning on the first anniversary of the grant date. During the nine months ended September 30, 2008, the Company granted 1.5 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $20.56 and $53.75, respectively. During the nine months ended September 30, 2007, the Company granted 1.0 million stock options and 0.1 million shares of restricted stock at weighted-average estimated fair values of $20.90 and $54.23, respectively. During the nine months ended September 30, 2008 and 2007, stock options to purchase 1.9 million shares and 2.6 million shares, respectively, were exercised.

7. Shares Used in Computing Net Income Per Share

Basic weighted-average outstanding shares used in calculating net income per share were 162.5 million and 164.7 million for the three months ended September 30, 2008 and 2007, respectively, and were 163.3 million and 167.4 million for the nine months ended September 30, 2008 and 2007, respectively. Diluted weighted-average outstanding shares used in calculating net income per share were 163.8 million and 166.6 million for the three months ended September 30, 2008 and 2007, respectively, and included 1.3 million and 1.9 million common stock equivalents, respectively. For the nine months ended September 30, 2008 and 2007, diluted weighted-average outstanding shares used in calculating net income per share were 164.7 million and 169.7 million, respectively, and included 1.4 million and 2.3 million common stock equivalents, respectively. For the three months ended September 30, 2008 and 2007, stock options for 2.4 million shares and 0.9 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the nine months ended September 30, 2008 and 2007, 2.2 million shares and 0.7 million shares, respectively, were excluded from the calculation of diluted weighted-average shares because their impact was anti-dilutive.

8. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Net income	$78	$121	$507	$343
Other comprehensive loss:
Foreign currency translation adjustments	(8)	2	(7)	2
Fair market value adjustments on cash flow hedges, net of income taxes	(4)	(12)	(4)	(12)
Other, net	1	—	(4)	—

Other comprehensive loss	(11)	(10)	(15)	(10)

Comprehensive income	$67	$111	$492	$333

9. Business Segment Information

The Company acquired CheckFree Corporation (“CheckFree”) for a purchase price of $4.4 billion on December 3, 2007. In connection with the integration of CheckFree and the significant expansion of the Company’s payments related businesses, along with associated organizational changes, the Company reclassified its reporting segments for all periods presented to align them with how the chief operating decision maker of the Company currently manages the business. As a result, effective January 1, 2008, the Company’s continuing operations were classified into four business segments: Financial Institutions Services (“Financial”), Payments and Industry Products (“Payments”), Insurance Services (“Insurance”), and Corporate and Other. The Financial segment provides: core account processing solutions; item processing; deposit automation; loan origination and servicing products; cash management; and consulting services for financial institutions. The Payments segment provides: electronic transaction processing services, including electronic funds transfer and debit processing, internet banking, electronic bill payment and presentment services and biller services; card and print personalization services; risk and transaction management products; and investment account processing services. The Insurance segment consists of the businesses in which the Company sold a 51% interest (see Note 4). The Corporate and Other segment consists primarily of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations. Revenues and operating income for the Company’s reporting segments were as follows:

(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Three Months Ended September 30, 2008
Processing and services revenue	$481	$385	$8	$—	$874
Product revenue	45	144	25	(8)	206

Total revenues	$526	$529	$33	$(8)	$1,080

Operating income	$128	$148	$3	$(65)	$214

Three Months Ended September 30, 2007
Processing and services revenue	$452	$132	$61	$2	$647
Product revenue	51	113	121	(8)	277

Total revenues	$503	$245	$182	$(6)	$924

Operating income	$133	$56	$19	$(16)	$192

Nine Months Ended September 30, 2008
Processing and services revenue	$1,495	$1,155	$121	$(7)	$2,764
Product revenue	138	417	392	(33)	914

Total revenues	$1,633	$1,572	$513	$(40)	$3,678

Operating income	$409	$422	$44	$(204)	$671

Nine Months Ended September 30, 2007
Processing and services revenue	$1,376	$384	$171	$2	$1,933
Product revenue	152	344	383	(20)	859

Total revenues	$1,528	$728	$554	$(18)	$2,792

Operating income	$389	$162	$58	$(52)	$557

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

FISERV, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF INCOME THREE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$1	$613	$278	$(18)	$874
Product	—	152	60	(6)	206

Total revenues	1	765	338	(24)	1,080

Expenses:
Cost of processing and services	(1)	350	172	(21)	500
Cost of product	—	117	50	(5)	162
Selling, general and administrative	26	122	56	—	204

Total expenses	25	589	278	(26)	866

Operating income (loss)	(24)	176	60	2	214
Interest (expense) income, net	2	(49)	(10)	—	(57)
Gain on sale of businesses	—	—	19	—	19

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(22)	127	69	2	176
Income tax (provision) benefit	8	(49)	(64)	—	(105)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	3	—	3

Income (loss) from continuing operations	(14)	78	8	2	74
Equity in earnings of consolidated affiliates	92	—	—	(92)	—
Income from discontinued operations, net of income taxes	—	—	4	—	4

Net income	$78	$78	$12	$(90)	$78

FISERV, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF INCOME THREE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$2	$393	$264	$(12)	$647
Product	—	127	155	(5)	277

Total revenues	2	520	419	(17)	924

Expenses:
Cost of processing and services	2	242	159	(14)	389
Cost of product	1	96	131	(5)	223
Selling, general and administrative	9	52	60	(1)	120

Total expenses	12	390	350	(20)	732

Operating income (loss)	(10)	130	69	3	192
Interest (expense) income, net	(12)	5	(5)	—	(12)

Income (loss) from continuing operations before income taxes	(22)	135	64	3	180
Income tax (provision) benefit	8	(50)	(24)	(2)	(68)

Income (loss) from continuing operations	(14)	85	40	1	112
Equity in earnings of consolidated affiliates	135	—	—	(135)	—
Income from discontinued operations, net of income taxes	—	—	9	—	9

Net income	$121	$85	$49	$(134)	$121

FISERV, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF INCOME NINE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$1	$1,852	$966	$(55)	$2,764
Product	—	446	486	(18)	914

Total revenues	1	2,298	1,452	(73)	3,678

Expenses:
Cost of processing and services	—	1,078	597	(64)	1,611
Cost of product	1	346	433	(15)	765
Selling, general and administrative	76	344	211	—	631

Total expenses	77	1,768	1,241	(79)	3,007

Operating income (loss)	(76)	530	211	6	671
Interest expense, net	(112)	(35)	(40)	—	(187)
Gain on sale of businesses	—	—	19	—	19

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(188)	495	190	6	503
Income tax (provision) benefit	73	(192)	(110)	(2)	(231)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	3	—	3

Income (loss) from continuing operations	(115)	303	83	4	275
Equity in earnings of consolidated affiliates	622	—	—	(622)	—
Income from discontinued operations, net of income taxes	—	—	232	—	232

Net income	$507	$303	$315	$(618)	$507

FISERV, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF INCOME NINE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$3	$1,217	$740	$(27)	$1,933
Product	—	415	461	(17)	859

Total revenues	3	1,632	1,201	(44)	2,792

Expenses:
Cost of processing and services	—	744	469	(33)	1,180
Cost of product	1	302	402	(21)	684
Selling, general and administrative	51	169	151	—	371

Total expenses	52	1,215	1,022	(54)	2,235

Operating income (loss)	(49)	417	179	10	557
Interest (expense) income, net	(21)	10	(22)	—	(33)

Income (loss) from continuing operations before income taxes	(70)	427	157	10	524
Income tax (provision) benefit	27	(164)	(60)	(4)	(201)

Income (loss) from continuing operations	(43)	263	97	6	323
Equity in earnings of consolidated affiliates	386	—	—	(386)	—
Income from discontinued operations, net of income taxes	—	—	20	—	20

Net income	$343	$263	$117	$(380)	$343

FISERV, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$272	$105	$95	$—	$472
Trade accounts receivable, net	1	383	177	—	561
Prepaid expenses and other current assets	60	155	183	—	398
Assets of discontinued operations held for sale	—	—	1,025	—	1,025

Total current assets	333	643	1,480	—	2,456

Investments in affiliates	2,738	—	—	(2,738)	—
Goodwill and intangible assets, net	—	5,621	876	—	6,497
Other long-term assets	58	293	284	—	635

Total assets	$3,129	$6,557	$2,640	$(2,738)	$9,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$132	$427	$383	$—	$942
Liabilities of discontinued operations held for sale	—	—	876	—	876

Total current liabilities	132	427	1,259	—	1,818

Long-term debt	4,250	1	—	—	4,251
Due to (from) affiliates	(4,307)	3,857	450	—	—
Other long-term liabilities	279	536	(71)	—	744

Total liabilities	354	4,821	1,638	—	6,813

Total shareholders’ equity	2,775	1,736	1,002	(2,738)	2,775

Total liabilities and shareholders’ equity	$3,129	$6,557	$2,640	$(2,738)	$9,588

FISERV, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET DECEMBER 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$41	$132	$124	$—	$297
Trade accounts receivable, net	(5)	393	448	—	836
Prepaid expenses and other current assets	95	138	191	—	424
Assets of discontinued operations held for sale	—	—	2,683	—	2,683

Total current assets	131	663	3,446	—	4,240

Investments in affiliates	7,361	—	—	(7,361)	—
Goodwill and intangible assets, net	1	5,765	1,341	—	7,107
Other long-term assets	33	314	152	—	499

Total assets	$7,526	$6,742	$4,939	$(7,361)	$11,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$558	$549	$532	$—	$1,639
Liabilities of discontinued operations held for sale	—	—	2,112	—	2,112

Total current liabilities	558	549	2,644	—	3,751

Long-term debt	4,887	5	3	—	4,895
Due to (from) affiliates	(695)	(427)	1,122	—	—
Other long-term liabilities	309	462	(38)	—	733

Total liabilities	5,059	589	3,731	—	9,379

Total shareholders’ equity	2,467	6,153	1,208	(7,361)	2,467

Total liabilities and shareholders’ equity	$7,526	$6,742	$4,939	$(7,361)	$11,846

FISERV, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$23	$449	$107	$—	$579

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(97)	(41)	1	(139)
Payment for acquisitions of businesses, net of cash acquired	(14)	(27)	1	—	(40)
Proceeds from sale of businesses, net of cash sold and expenses paid	—	—	513	—	513
Other investing activities	—	(342)	(554)	878	(18)

Net cash provided by (used in) investing activities from continuing operations	(16)	(466)	(81)	879	316

Cash flows from financing activities:
Repayments of long-term debt, net	(1,090)	(6)	(52)	—	(1,148)
Purchases of treasury stock	(244)	—	—	—	(244)
Other financing activities	914	(8)	(3)	(879)	24

Net cash used in financing activities from continuing operations	(420)	(14)	(55)	(879)	(1,368)

Net change in cash and cash equivalents from continuing operations	(413)	(31)	(29)	—	(473)
Net cash transactions transferred from discontinued operations	644	4	—	—	648
Beginning balance	41	132	124	—	297

Ending balance	$272	$105	$95	$—	$472

FISERV, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$1	$298	$107	$1	$407

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	—	(68)	(43)	—	(111)
Payment for acquisitions of businesses, net of cash acquired	(42)	—	(51)	—	(93)
Other investing activities	—	(208)	(3)	211	—

Net cash used in investing activities from continuing operations	(42)	(276)	(97)	211	(204)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	207	(3)	(6)	—	198
Purchases of treasury stock	(469)	—	—	—	(469)
Other financing activities	263	(9)	—	(212)	42

Net cash (used in) provided by financing activities from continuing operations	1	(12)	(6)	(212)	(229)

Net change in cash and cash equivalents from continuing operations	(40)	10	4	—	(26)
Net cash transactions transferred from discontinued operations	42	—	—	—	42
Beginning balance	24	72	20	—	116

Ending balance	$26	$82	$24	$—	$132

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should,” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements included in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, our ability to complete, and the timing of and the proceeds from, the sale of the remainder of the Fiserv ISS business, including the risk that the conditions to the completion of the transaction may not be satisfied or the required regulatory approvals may not be obtained timely or at all, our ability to successfully integrate CheckFree’s operations, changes in client demand for our products or services, pricing or other actions by competitors, the potential impact of our Fiserv 2.0 initiatives, the health and stability of the financial services industry, the impact on our business of the current general economic slowdown, our ability to comply with government regulations, including privacy regulations, and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2007 and in other documents that we file with the Securities and Exchange Commission. We urge you to consider these factors carefully in evaluating the forward-looking statements and caution you not to place undue reliance upon forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect subsequent events or circumstances.

Recent Developments

On July 14, 2008, we completed the sale of a 51% interest in substantially all of the businesses in our Insurance Services segment (“Fiserv Insurance”) and recognized a pre-tax gain of $19 million and a related income tax provision of $44 million. Upon closing, we received cash proceeds of $513 million, net of cash sold of $28 million and transaction expenses, and a $30 million note due in 2018. Our remaining 49% ownership interest in Fiserv Insurance is accounted for using the equity method of accounting whereby our investment was established based on our historical basis in the net assets and is adjusted for our share of undistributed net income or net loss. Our share of Fiserv Insurance’s net income is reported as income from investment in unconsolidated affiliate and the revenues and expenses of Fiserv Insurance from July 15, 2008 and forward are no longer included in our consolidated statement of income. Our historical consolidated financial statements for the periods ended June 30, 2008 and all prior periods include the revenues, expenses, balance sheet and cash flows of Fiserv Insurance.

On February 4, 2008, we completed the first of two transactions to dispose of our Investment Support Services segment (“Fiserv ISS”) by selling Fiserv Trust Company and the accounts of our institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. for $273 million in cash at closing. In the second transaction, Robert Beriault Holdings, Inc. has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for net book value. Under the amended purchase agreement, we will not retain an interest in this business subsequent to the disposition. We are waiting for regulatory approval and expect that this portion of the Fiserv ISS disposition will close by the end of the first quarter of 2009.

On January 10, 2008, we completed the sale of a majority of our health businesses (“Fiserv Health”) to UnitedHealthcare Services, Inc. for total cash proceeds of $735 million. The financial results of Fiserv Health and Fiserv ISS are reported as discontinued operations for all periods presented.

Overview

We provide integrated information management systems and services, including transaction processing, electronic commerce products and services, business process outsourcing, document distribution services, and software and systems solutions. We report our results in four business segments: Financial Institution Services (“Financial”); Payments and Industry Products (“Payments”); Insurance Services (“Insurance”); and Corporate and Other.

The Financial segment provides: core account processing solutions; item processing; deposit automation; loan origination and servicing products; cash management; and consulting services for financial institutions. The Payments segment provides: electronic transaction processing services, including electronic funds transfer and debit processing, internet banking, electronic bill payment and presentment services and biller services; card and print personalization services; risk and transaction management products; and investment account processing services. On July 14, 2008, we completed the sale of a 51% interest in substantially all of the businesses in our Insurance segment. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

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

•

Results of operations. In this section, we provide an analysis of the results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three-month and nine-month periods ended September 30, 2008 to the comparable periods in 2007.

•	Liquidity and capital resources. In this section, we provide an analysis of our cash flows and outstanding debt as of September 30, 2008.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements, which is incorporated herein by reference, for a description of recent accounting pronouncements, including the anticipated adoption dates.

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

Internal revenue growth percentage is measured as the increase or decrease in total revenues for the current period less “acquired revenue from acquisitions” divided by total revenues from the prior period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies, less dispositions, for the prior year. Internal revenue growth percentage is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Financial Segment
Total revenues	$526	$503	$1,633	$1,528
Acquired revenue from acquisitions	—	39	—	108

Total	$526	$542	$1,633	$1,636

Internal revenue growth (decline)	$(16)		$(3)
Internal revenue growth percentage	(3)%		0%

Payments Segment
Total revenues	$529	$245	$1,572	$728
Acquired revenue from acquisitions	—	259	—	757

Total	$529	$504	$1,572	$1,485

Internal revenue growth	$25		$87
Internal revenue growth percentage	5%		6%

Results of Operations

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenues, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

	Three Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2008	2007	2008	2007	$	%
Revenues:
Processing and services	$874	$647	80.9%	70.0%	$227	35%
Product	206	277	19.1%	30.0%	(71)	(26)%

Total revenues	1,080	924	100.0%	100.0%	156	17%

Expenses:
Cost of processing and services	500	389	57.2%	60.1%	111	29%
Cost of product	162	223	78.6%	80.5%	(61)	(27)%

Sub-total	662	612	61.3%	66.2%	50	8%
Selling, general and administrative	204	120	18.9%	13.0%	84	70%

Total expenses	866	732	80.2%	79.2%	134	18%

Operating income	214	192	19.8%	20.8%	22	11%
Interest expense, net	(57)	(12)	(5.3)%	(1.3)%	45	375%
Gain on sale of businesses	19	—	1.8%	—	19	—

Income from continuing operations before income taxes and income from unconsolidated affiliate	$176	$180	16.3%	19.5%	$(4)	(2)%

	Nine Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2008	2007	2008	2007	$	%
Revenues:
Processing and services	$2,764	$1,933	75.1%	69.2%	$831	43%
Product	914	859	24.9%	30.8%	55	6%

Total revenues	3,678	2,792	100.0%	100.0%	886	32%

Expenses:
Cost of processing and services	1,611	1,180	58.3%	61.0%	431	37%
Cost of product	765	684	83.7%	79.6%	81	12%

Sub-total	2,376	1,864	64.6%	66.8%	512	27%
Selling, general and administrative	631	371	17.2%	13.3%	260	70%

Total expenses	3,007	2,235	81.8%	80.1%	772	35%

Operating income	671	557	18.2%	19.9%	114	20%
Interest expense, net	(187)	(33)	(5.1)%	(1.2)%	154	467%
Gain on sale of businesses	19	—	0.5%	—	19	—

Income from continuing operations before income taxes and income from unconsolidated affiliate	$503	$524	13.7%	18.8%	$(21)	(4)%

(1)

Each percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenues, except for cost of processing and services and cost of product amounts which are divided by the related component of revenues.

Total Revenues

	Three Months Ended September 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Total revenues:
2008	$526	$529	$33	$(8)	$1,080
2007	503	245	182	(6)	924

Revenue growth (decline)	$23	$284	$(149)	$(2)	$156
Revenue growth (decline) percentage	5%	116%	(82)%		17%

	Nine Months Ended September 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Total revenues:
2008	$1,633	$1,572	$513	$(40)	$3,678
2007	1,528	728	554	(18)	2,792

Revenue growth (decline)	$105	$844	$(41)	$(22)	$886
Revenue growth (decline) percentage	7%	116%	(7)%		32%

Total revenues increased $156 million, or 17%, in the third quarter of 2008 and $886 million, or 32%, in the first nine months of 2008 compared to 2007. These increases in total revenues during 2008 were primarily the result of our acquisition of CheckFree Corporation (“CheckFree”) on December 3, 2007 partially offset by decreased revenues in our Insurance segment as a result of our sale of a 51% interest in Fiserv Insurance on July 14, 2008. As a result of this transaction, the revenues of Fiserv Insurance are no longer included in our consolidated revenues beginning July 15, 2008 but are included for all historical periods.

Revenues in our Financial segment increased $23 million, or 5%, and $105 million, or 7%, in the third quarter and first nine months of 2008, respectively, compared to 2007. These increases were primarily due to incremental processing and services revenues from our acquisition of CheckFree. Internal revenue declined by 3 percentage points in our Financial segment during the third quarter and was flat during the first nine months of 2008 compared to prior year periods. Internal revenues were negatively impacted by a downturn in the U.S. mortgage markets resulting in a significant decline in home-equity processing revenues of $14 million and $42 million for the third quarter and first nine months of 2008, respectively. In addition, our growth rate in this segment was negatively impacted by slower discretionary spending by our financial institution clients resulting in reduced higher-margin revenue, such as license fees and associated professional services.

Revenues in our Payments segment increased $284 million, or 116%, and $844 million, or 116%, in the third quarter and first nine months of 2008, respectively, compared to 2007. These increases were primarily due to incremental processing and services revenue from our acquisition of CheckFree. Internal revenue growth percentage in our Payments segment of 5% and 6% during the third quarter and first nine months of 2008, respectively, was primarily driven by new clients and increased transaction volumes from existing clients in our electronic payments and output solutions businesses.

Revenues in our Insurance segment decreased $149 million, or 82%, and $41 million, or 7%, in the third quarter and first nine months of 2008, respectively, compared to 2007. These decreases were primarily in product revenues and resulted from our sale of a 51% interest in Fiserv Insurance on July 14, 2008, which resulted in only fourteen days of revenues being recorded in the third quarter of 2008.

Total Expenses

Total expenses increased $134 million, or 18%, in the third quarter of 2008 and $772 million, or 35%, in the first nine months of 2008 compared to 2007. These increases in total expenses during 2008 were due primarily to our acquisition of CheckFree partially offset by a decrease in expenses in our Insurance segment caused by the sale of a 51% interest in Fiserv Insurance on July 14, 2008 which resulted in only fourteen days of expenses in the third quarter of 2008.

Cost of processing and services as a percentage of processing and services revenue decreased to 57.2% and 58.3% in the third quarter and first nine months of 2008, respectively, from 60.1% and 61.0% in the comparable periods in 2007. These decreases were primarily due to higher-margin processing revenues associated with our acquisition of CheckFree and overall improvements in operating efficiencies.

Cost of product as a percentage of product revenue decreased to 78.6% in the third quarter of 2008 from 80.5% in the third quarter of 2007 and increased to 83.7% for the first nine months of 2008 from 79.6% in 2007. Cost of product as a percentage of product revenue declined during the third quarter of 2008 primarily due to our sale of a 51% interest in Fiserv Insurance, which generated historical operating margins of less than 10 percent due primarily to the inclusion of prescription product costs in both product revenues and cost of product. Prescription product costs decreased $79 million in the third quarter of 2008 compared to 2007. In addition, third quarter and year to date cost of product, as a percentage of product revenue, was negatively impacted by an increase in postage pass through revenue and expenses in our output solutions businesses and a slight decrease in higher-margin revenue, such as software license fees.

Selling, general and administrative expenses increased $84 million and $260 million in the third quarter and first nine months of 2008, respectively, compared to 2007 primarily due to our acquisition of CheckFree, partially offset by a decrease in expenses in our Insurance segment resulting from our sale of a 51% interest in that business. As a result of our acquisition of CheckFree, amortization expense for acquired intangible assets included in selling, general and administrative expenses increased by $21 million in the third quarter and $65 million in the first nine months of 2008, and incremental merger costs, including integration project management, retention bonuses and other expenses, were $12 million in the third quarter and $28 million in the first nine months of 2008.

Operating Income and Operating Margin

	Three Months Ended September 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Operating income:
2008	$128	$148	$3	$(65)	$214
2007	133	56	19	(16)	192

Operating income growth (decline)	$(5)	$92	$(16)	$(49)	$22
Operating income growth (decline) percentage	(4)%	164%	(84)%		11%

Operating margin:
2008	24.2%	28.1%	8.6%		19.8%
2007	26.4%	22.9%	10.4%		20.8%
Operating margin growth (decline) (1)	(2.2)%	5.2%	(1.8)%		(1.0)%

	Nine Months Ended September 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Operating income:
2008	$409	$422	$44	$(204)	$671
2007	389	162	58	(52)	557

Operating income growth (decline)	$20	$260	$(14)	$(152)	$114
Operating income growth (decline) percentage	5%	160%	(24)%		20%

Operating margin:
2008	25.0%	26.9%	8.7%		18.2%
2007	25.5%	22.3%	10.5%		19.9%
Operating margin growth (decline) (1)	(0.5)%	4.6%	(1.8)%		(1.7)%

(1)	Represents the percentage point improvement or decline in operating margin.

Total operating income increased $22 million, or 11%, and $114 million, or 20%, in the third quarter and first nine months of 2008, respectively, compared to 2007. Operating margin decreased 1.0 percentage point and 1.7 percentage points in the third quarter and first nine months of 2008 to 19.8% and 18.2%, respectively, from the comparable periods in 2007. Our operating margin was negatively impacted by an increase in amortization expense for acquired intangible assets and merger and integration costs associated with our acquisition of CheckFree. In addition, our Financial segment negatively impacted operating margins, which was offset by the significant positive impact of the operating results in our Payments segment.

Operating income in our Financial segment decreased $5 million, or 4%, in the third quarter of 2008 and increased $20 million, or 5%, in the first nine months of 2008 compared to 2007. Operating margin decreased 2.2 percentage points and 0.5 percentage points in the third quarter and first nine months of 2008 to 24.2% and 25.0%, respectively, from the comparable periods in 2007. Operating margin and operating income were negatively impacted by significantly lower volumes in our home-equity processing businesses and decreases in higher-margin revenues, including contract termination fees, software license fees and associated professional services revenue in the third quarter of 2008.

Operating income in our Payments segment increased $92 million, or 164%, and $260 million, or 160%, in the third quarter and first nine months of 2008, respectively, compared to 2007. Operating margin improved 5.2 percentage points to 28.1% in the third quarter and 4.6 percentage points to 26.9% in the first nine months of 2008 from the comparable periods in 2007. The increases in operating income and operating margin in our Payments segment resulted primarily from higher-margin revenues associated with our acquisition of CheckFree, growth in our other electronic payments businesses and overall operating efficiencies due to improved operating leverage in our payments businesses.

Operating income in our Insurance segment decreased $16 million in the third quarter and $14 million in the first nine months of 2008 compared to 2007 due primarily to our sale of a 51% interest in Fiserv Insurance on July 14, 2008. Operating margin decreased 1.8 percentage points in both the third quarter and first nine months of 2008 compared to 2007.

The operating loss in our Corporate and Other segment increased $49 million and $152 million in the third quarter and first nine months of 2008, respectively, compared to 2007. The year-to-date increase of $152 million was primarily due to $97 million of incremental amortization of acquisition-related intangible assets and $48 million related to the acquisition of CheckFree, primarily merger and integration costs.

Interest Expense, Net

Interest expense increased $45 million to $57 million in the third quarter of 2008 and $154 million to $187 million in the first nine months of 2008 compared to 2007. These increases were due primarily to our senior term loan and senior notes borrowings in the fourth quarter of 2007 to finance our $4.4 billion acquisition of CheckFree.

Gain on Sale of Businesses

In the third quarter of 2008, we recognized a $19 million pre-tax gain on our sale of a 51% interest in Fiserv Insurance.

Income Tax Provision

The income tax provision increased $37 million to $105 million in the third quarter of 2008 and $30 million to $231 million in the first nine months of 2008 compared to 2007. These increases were due primarily to a $44 million income tax provision related to our sale of a 51% interest in Fiserv Insurance. The effective income tax rate for continuing operations was 59.8% and 37.8% in the third quarter of 2008 and 2007, respectively, and 46.0% and 38.3% in the first nine months of 2008 and 2007, respectively. The sale of a 51% interest in Fiserv Insurance increased the effective income tax rates by 20.9 and 7.3 percentage points in the third quarter and first nine months of 2008, respectively.

Income from Investment in Unconsolidated Affiliate

Due to the sale of a 51% interest in Fiserv Insurance, we record our share of Fiserv Insurance’s net income, $3 million in the third quarter of 2008, as income from investment in unconsolidated affiliate.

Discontinued Operations

Income from discontinued operations was $4 million and $9 million in the third quarter of 2008 and 2007, respectively, and $232 million and $20 million in the first nine months of 2008 and 2007, respectively. In the first nine months of 2008, we recorded after-tax gains primarily related to the sales of Fiserv ISS and Fiserv Health of $239 million.

Net Income Per Share - Diluted

Net income per share-diluted was $0.48 and $0.73 in the third quarter of 2008 and 2007, respectively, and $3.08 and $2.02 in the first nine months of 2008 and 2007, respectively. Net income per share-diluted from continuing operations was $0.45 and $0.67 in the third quarter of 2008 and 2007, respectively, and $1.67 and $1.90 in the first nine months of 2008 and 2007, respectively. Net income per share-diluted from continuing operations in the first nine months of 2008 compared to 2007 was negatively impacted by a $0.36 per share increase in amortization expense related to acquired intangible assets primarily related to our acquisition of CheckFree and a $0.15 per share after-tax loss on the sale of a 51% interest in Fiserv Insurance which was recorded in the third quarter of 2008. Net income per share-diluted from discontinued operations increased from $0.11 in the first nine months of 2007 to $1.41 in the first nine months of 2008 due primarily to after-tax gains from the sale of businesses.

Liquidity and Capital Resources

General

Our principal liquidity needs are to fund normal operating expenses, capital expenditures and operating lease payments. We believe that these needs will be satisfied using our cash flows from operations, our cash and cash equivalents at September 30, 2008 of $472 million and the available borrowings under our revolving credit facility of $634 million at September 30, 2008.

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2008	2007	$	%
Income from continuing operations	$275	$323	$(48)
Depreciation and amortization	276	128	148
Share-based compensation	26	19	7
Net changes in working capital and other	2	(63)	65

Operating cash flow	$579	$407	$172	42%

Capital expenditures	$139	$111	$28	25%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $579 million in the first nine months of 2008 compared with $407 million in the first nine months of 2007. The $172 million increase in operating cash flow in the first nine months of 2008 compared to 2007 was primarily due to strong operating cash flow associated with our acquisition of CheckFree and overall improvements in working capital. Depreciation and amortization increased $148 million in the first nine months of 2008 primarily due to a $97 million increase in intangible amortization associated with acquisitions. Our current policy is to use our operating cash flow primarily to fund capital expenditures and to repay debt, rather than to pay dividends. Our capital expenditures increased $28 million to $139 million in the first nine months of 2008 compared to $111 million in the first nine months of 2007, due primarily to capital expenditures associated with CheckFree.

Share Repurchases

In the first nine months of 2008, we purchased $244 million of our common stock. On July 2, 2008, we announced that our board of directors authorized the repurchase of up to 10 million shares of our common stock. Shares repurchased are generally held for issuance in connection with our equity plans. As of September 30, 2008, we had 6.8 million shares remaining under our authorization.

Indebtedness

(In millions)	September 30, 2008	December 31, 2007
Long-term debt (including current maturities)	$4,259	$5,405

In the first nine months of 2008, we used operating cash flow and the proceeds from business dispositions primarily to repay long-term debt of approximately $1.1 billion, which reduced our outstanding debt (including current maturities) to $4.3 billion at September 30, 2008. Our long-term debt currently consists primarily of $2.25 billion under our unsecured senior term loan facility, $1.75 billion under senior notes borrowings, and $250 million under our $900 million revolving credit facility. The $2.25 billion unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. The next scheduled principal payment on our senior term loan of $250 million is due in December 2009. This term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. In addition, we have $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which pay interest at the stated rate on May 20 and November 20 of each year.

Borrowings under the $900 million revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. The facility, as amended, contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness to no more than a specified multiple (ranging between 3.5 and 4.5) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. There are no significant commitment fees or compensating balance requirements. The facility expires on March 24, 2011. During the first nine months of 2008, we were in compliance with all debt covenants in this and our other credit facilities, including those contained in our senior term loan.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in internal controls over financial reporting.

We acquired CheckFree on December 3, 2007. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into this recently acquired business and to augment our company-wide controls. There were no other changes in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2008	—	—	—	10,000,000
August 1-31, 2008	2,320,700	$50.54	2,320,700	7,679,300
September 1-30, 2008	850,000	$50.43	850,000	6,829,300

Total	3,170,700		3,170,700

(1)	On July 2, 2008, we announced that our board of directors authorized the repurchase of up to 10 million shares of our common stock. This repurchase authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: November 6, 2008	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer, dated November 6, 2008

31.2	Certification of the Chief Financial Officer, dated November 6, 2008

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated November 6, 2008