Form 10-K
period 2008-12-31
FISERV INC
filed 2009-02-27
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2008 (the last trading day of the second fiscal quarter) was $7,275,841,671 based on a closing price of $45.37 on the Nasdaq stock market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 25, 2009 was 156,000,417.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2009 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from the elimination of existing or potential clients due to consolidation or financial failures in the financial services industry or from decreased spending on the products and services we offer; our ability to complete, and the timing of and the proceeds from, the sale of the remainder of the Fiserv ISS business, including the risk that the conditions to the completion of the transaction may not be satisfied or the required regulatory approvals may not be obtained timely or at all; our ability to successfully integrate CheckFree’s operations; changes in client demand for our products or services; pricing or other actions by competitors; the potential impact of our Fiserv 2.0 initiatives; our ability to comply with government regulations, including privacy regulations; and other factors discussed in this report under the heading “Risk Factors.” We urge you to consider these factors carefully in evaluating forward-looking statements and caution you not to place undue reliance upon forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I

In this report, all references to “we,” “us,” and “our” refer to Fiserv, Inc., a Wisconsin corporation, and, unless the context otherwise requires, its consolidated subsidiaries.

Item 1. Business

Overview

We provide integrated information management and electronic commerce systems and services, including transaction processing, electronic bill payment and presentment, business process outsourcing, document distribution services, and software and systems solutions. We serve approximately 16,000 clients worldwide, including banks and thrifts, credit unions, savings institutions, retailers and merchants, leasing companies, lenders, government agencies, and publicly and privately owned companies. We operate centers in the United States for full-service financial data processing, software system development, item processing and check imaging, technology support and related businesses. Our operations are principally located in the United States. In 2008, our international operations contributed approximately 5% of total revenues from Argentina, Australia, Canada, China, Colombia, Costa Rica, France, India, Indonesia, Luxembourg, Malaysia, Mexico, the Netherlands, the Philippines, Puerto Rico, Poland, Singapore and the United Kingdom.

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

The Markets We Serve

General

We believe that the growing volume and types of transactions and payment mechanisms have increased the data processing and other service needs of financial institutions, and we believe that these institutions will continue to require: significant commitments of capital and human resources for information systems requirements; application of more specialized systems; and development, maintenance and enhancement of applications software. In addition, the financial industry regularly introduces and implements new lending, investment, deposit, payment and risk management products, and the distinctions among financial services traditionally offered by banking, thrift and credit union organizations continue to narrow as different types of entities seek to serve the same ultimate customers. We believe that economies of scale in data processing operations are essential to justify the required level of expenditures and commitment of human resources.

The number of financial institutions in the United States continues to decline as a result of economic, market and regulatory factors. Consolidation has not, however, resulted in a material reduction of the number of customers or financial accounts serviced by the financial industry as a whole. Our focus on long-term client relationships and recurring, transaction-oriented products and services has reduced the impact that consolidation has on us. In addition, our revenue is diversified. Our top client represents approximately 5% of our annual revenue, and the next 49 financial institution clients represent approximately 17% of our annual revenue. The remaining 78% of our revenue is spread across the balance of our client base. Finally, we have clients that span the entire range of financial institutions in terms of asset size and we typically enter into multi-year agreements.

In 2009, due in part to the current state of the economy, we anticipate less account processing system switching by all depository institutions, which should benefit us given the number of account processing clients that we have. We also anticipate that demand will continue for products focused on gathering deposits, managing efficiency, and meeting risk and regulatory needs, all of which should translate to revenue opportunities for us. As a result, we believe that our sizable and diverse client base combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services gives us a solid foundation that will continue to show strength, even in these difficult times. Our ongoing operations are reported in the Financial Institution Services (“Financial”) and Payments and Industry Products (“Payments”) business segments.

Financial

The businesses in our Financial segment provide financial institutions with the products and services they need to run their banking operations. Many financial institutions that previously developed their own software systems and maintained their own data processing operations have outsourced their data processing requirements by licensing software from third-parties or by contracting with third-party processors. This has allowed them to reduce costs and enhance their products and services. Outsourcing can involve the licensing of software, which eliminates the costly technical expertise within a financial institution, or the utilization of service bureaus, facilities management or resource management capabilities. Within the Financial segment, we provide banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions.

Payments

The businesses in our Payments segment provide products and services that address a range of technology needs for the financial services industry, including: Internet banking, electronic bill payment, electronic funds transfer and debit processing, fraud and risk management capabilities, card and print personalization services, check imaging and investment account processing services for separately managed accounts. We believe that the integration of our Internet banking and electronic bill payment and settlement capabilities with our account processing and risk management solutions creates a compelling value proposition for clients.

Corporate Transactions in 2008

In January 2008, we completed the sale of a majority of our health businesses (“Fiserv Health”) to UnitedHealthcare Services, Inc. for approximately $480 million, net of income taxes and transaction costs. In February 2008, we completed the first of two transactions to dispose of our Investment Support Services segment (“Fiserv ISS”) by selling Fiserv Trust Company and the accounts of our institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. for approximately $200 million, net of income taxes and transaction costs. In a second transaction, Robert Beriault Holdings, Inc. has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts. This portion of the Fiserv ISS disposition remains subject to customary closing conditions and regulatory approval by the Federal Deposit Insurance Corporation (the “FDIC”). We also completed the sale of three other subsidiaries in 2008, Del Mar Database, Inc., Insurance Wholesalers Insurance Services, Inc., and CareGain, Inc. The financial results of these businesses are reported as discontinued operations for all periods presented.

In July 2008, we completed the sale of a 51% interest in substantially all of the businesses in our Insurance segment (“Fiserv Insurance”) to Trident IV, LP. We received cash proceeds of approximately $500 million and a $30 million note. Beginning on July 15, 2008, we no longer consolidate revenues and expenses of Fiserv Insurance and report our 49% share of net income as a separate line item on our statement of income.

In 2008, we acquired: i_Tech Corporation, a provider of outsourced account and payment processing services; The Data Center, a data center and reseller of the Fiserv ITI Premier banking system; and the CashMaster cash forecasting product.

Our Strategy

Our vision is to be a global leader in transaction-based technology solutions. Our mission is to provide integrated technology and services solutions which enable best-in-class results for our clients. To meet these goals, we are implementing a series of strategic initiatives that we refer to as “Fiserv 2.0.” We are focused on operating businesses where we have: deep industry expertise that enables us to serve the market with high effectiveness; a strong competitive position, currently or via a clear path in the foreseeable future; long-term, trusted, ongoing client relationships which are not based on one-time transactions; differentiated solutions that deliver higher-than-normal value to our clients through integration and innovation; and strong management to execute strategies in a disciplined manner. Consistent with this focus, we are implementing the following strategic platforms:

Enhanced Client Relationship Value. We plan to increase the number and breadth of our client relationships by, among other matters, implementing tighter integration across our product and services groups, bundling more products and services to deliver improved value propositions, and streamlining our service and support processes.

Acquisitions. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps fill a specific market requirement; an opportunity to change market dynamics; a way to achieve business scale; or some similar consideration.

Innovation. We seek to be an innovation leader in all of our key markets, leveraging our assets and capabilities to be at the forefront of our markets. We expect to explore these opportunities both domestically and abroad.

Operational Excellence. We believe we can improve our performance by using the opportunities created by our size and scale. For example, we expect to improve our performance by more effectively using our consolidated buying power and shared utility structures to provide savings.

Greater Capital Discipline. Finally, we intend to make capital allocation decisions based on the investments that offer the best prospects for our long-term growth and profitability. These investments may include, among other matters, internal investment, repurchases of our own shares or debt, capital improvements or acquisitions.

We intend to continue to integrate our leading Internet banking, electronic billing and payment, and software technologies with our account processing offerings to make it easier for our clients to take advantage of ever-changing market opportunities and to deliver new or enhanced services to their customers.

Principal Solutions and Services

Financial information regarding our business segments is included in Note 9 to the consolidated financial statements on page 54.

Financial

We provide products and services to meet the financial technology needs of banks, credit unions, thrift and savings institutions, and leasing and finance companies. Many of the products and services that we provide are sold as an integrated solution to our clients and include account, lending, item and payments processing.

Account Processing

We provide integrated account servicing and management information functions for our bank, thrift and credit union clients, as well as ancillary value-added products and services that complement the account processing solutions. Account processing solutions include systems that process customer deposit and loan accounts, an institution’s general ledgers, central information files and other financial information. These solutions also include extensive security, report generation and other features that financial institutions need to process transactions for their depositors and other customers, as well as to meet their regulatory compliance requirements and their own management information needs. Account processing solutions are offered through online data transmission connections to our data processing centers, often called “service bureaus,” or as stand-alone, in-house licensed software for installation on client-owned computer systems. Third party data processing centers also license our software for use in providing services to their clients.

While many of our clients contract to obtain all or a majority of their data processing requirements from us, the modular design of many of our service bureau and software solutions allows clients to start with one application, such as a deposit system, and, as needed, add applications and features developed by us or by third parties. We support a broad range of terminals and other client-owned peripheral devices manufactured by a variety of vendors. This support capability reduces our clients’ initial conversion expenses, enhances existing clients’ ability to change equipment and broadens our market.

•

Bank and Thrift Account Processing Solutions. The principal service bureau solutions used by banks, thrifts and savings institutions are: Premier, Cleartouch, Precision, Base, Signature and Source One. We also offer in-house licensed software solutions to our banking clients, including Premier, Precision and Signature. The Signature system is available both domestically and internationally.

•

Credit Union Account Processing Solutions. The principal account processing solutions primarily used by credit unions are: Advantage, Charlotte, CUBE, CubicsPlus, CUSA, DataSafe, OnCU, Galaxy, Premier, Reliance, Spectrum, and XP2. These solutions are offered in a service bureau environment, as an in-house licensed software system or in both delivery modes.

Lending and Item Processing Solutions

We offer lending and item processing solutions to financial institutions and other financial intermediaries. We provide item processing and imaging systems via in-house solutions or in a service bureau environment to account processing clients as well as to those who do not utilize our account processing systems. Our item processing services include source capture solutions via a web-based platform for check image capture at branch, merchant, consumer, ATM and regional centers. Through the Fiserv Clearing Network, we provide complete check clearing and image exchange services. We provide image archive services with online retrieval and full disaster backup, and a number of check imaging products that enable banks to leverage the processes provided for in the Check Clearing Act of the 21st Century. Our ACH software, PEP+®, enables payments to be originated and received through the ACH system, and, together with our PEP+reACHTM product, allows returned checks, checks at the point-of-sale, and checks sent to a lockbox to be converted to electronic payments. Our account reconciliation software, ARP/SMSTM, is an online, real-time positive pay and reconcilement system that enables customers to monitor deposits and identify duplicate items, which reduces their exposure to check fraud and helps them manage electronic check conversion. Our compliance solutions enable financial institutions, corporations and government agencies to maintain compliance with state and federal regulations applicable to them. We also provide consulting services, business operations services and software products that facilitate the transformation of our clients’ payments environment. We enhance a client’s ability to achieve its goals by enabling it to identify, select and implement the most effective and cost-efficient strategies. Finally, we offer traditional item processing services, including image capture, proof of deposit, in-clearings, statements, exception and return processing and fraud detection.

Our lending businesses offer a variety of products and services, including: valuation services, portfolio analytical services and real estate settlement services; automotive loan origination systems, lease and loan servicing products, default mitigation and business process outsourcing services; and a mortgage loan servicing platform and loan origination and tracking systems.

We also provide software, maintenance, support and consulting services primarily to large global financial service providers and other companies to support their ACH, account reconciliation, compliance, check and remittance payment processing, fraud and risk management and cash logistics needs. These products are designed to improve operational efficiency and contribute to increased profitability. We generally grant non-exclusive, non-transferable licenses to use our application software.

Payments

E-Banking

Our e-banking business is comprised of our online bill payment products and our online banking and cash management products. Financial institutions can offer our bill payment services to consumers either through a hosted application, known as CheckFree RXP, or through various protocols that link online banking applications to our Genesis billing and payment system. CheckFree RXP allows our clients’ customers to: manage household bills via an easy-to-use, online tool; view relevant billing and payment information; pay and manage all of their bills at one location; experience the same speed of payment they would normally have at a biller’s site; and conveniently make next-day payments to many of the companies with which they do business.

We use our Genesis platform to process the vast majority of the payment transactions that we process, which enables us to improve our economies of scale. Once a consumer has accessed the system through a financial institution, he or she can elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the United States. We complete this payment request either electronically, using the Federal Reserve’s ACH network or other electronic methods such as MasterCard RPPS service or Visa ePay, or by issuing a paper check or draft. In 2008, we processed more than 1.3 billion online bill payment transactions. We also provide the Paytraxx™ bill payment solution which delivers a broad range of functionality and features for both consumer and business bill payment.

Our principal online consumer and business banking product is VoyagerTM, a software platform upon which we have built a number of software applications to support multiple lines of banking businesses. Using universal standards, it has been designed to be highly scalable to meet the evolving needs of our clients. This structure enables our clients to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet connected point-of-presence. We also provide a series of treasury management solutions, including online business banking, commercial cash management, remote deposit, and corporate data exchange, under our BANKLINK® brand.

Mobile Money is a new product that seeks to capitalize on the growth of the mobile channel as an access and delivery point for banking and payment services. Mobile Money provides a variety of mobile banking and payments services, including balance inquiry, transaction history, bill payment and transfers, through a mobile device to our financial institution clients and their customers. It enables financial institutions to reach more consumers via the mobile channel than any other single technology solution because it supports all three mobile access modes: browser, SMS or text banking, and mobile application. Mobile Money can also be integrated into our account processing, online banking and bill payment products.

Biller Business

We believe that consumers will continue to shift their financial transactions from traditional paper-based methods to electronic methods if they have easy-to-access, easy-to-use, secure and cost-effective methods of receiving and paying their bills electronically. In 2008, through our electronic biller services business, we delivered approximately 300 million electronic bills to consumers through our various distribution channels. Consumers access our electronic billing and payment solutions via numerous hosted channels, including through a financial institution’s Internet portal, through the billers’ Internet sites, and through our biller services internet portal, www.mycheckfree.com. Additionally, consumers can make their bill payments, including emergency or expedited payments, through our agent-assisted, Internet or interactive voice response phone tools and our nationwide walk-in bill payment locations. These diverse services allow the customers of our clients to pay their bills wherever and however they feel most comfortable. Our electronic biller services business also offers a host of club management and electronic financial transaction services within the health and fitness industry.

Risk Management

Our risk management business provides a suite of products and services, including financial crime, compliance, anti-money laundering, fraud prevention, market surveillance and employee fraud detection solutions. Our offerings in this market include Fiserv KRM, Fraud Manager, Fraud Detection System, Fraudlink and Fraudguard.

Credit Processing

Our feature-rich credit products and services fulfill a wide range of bank card, retail, commercial and consumer credit processing requirements through an integrated, full-service credit management solution that utilizes a globally recognized processing platform. Our credit processing system is a real-time product that is scalable to multi-million account portfolios. It provides credit decisioning, authorization processing, online cardholder account management, customer service case management, letters, card production, statements, targeted marketing programs, collections, and recovery management. Our end-to-end solution offers efficient and cost-effective processing solutions to all types of credit issuers.

EFT

Fiserv EFT, a leader in the electronic funds transfer marketplace, provides a total payments solution through a variety of products, services and strategies. We offer ATM, credit and point of sale PIN-based debit transaction processing, Visa and MasterCard signature debit processing, ATM driving and monitoring, electronic benefits transfer switching and national and regional network access. We own the ACCEL/Exchange Network and operate approximately 20,000 ATMs. Fiserv EFT has a highly recurring revenue model with an average contract term of more than five years. Comprehensive integration with our account processing products and services allows us to drive down costs and leverage efficiencies for our clients through enterprise offerings in areas such as risk management and loyalty rewards. Fiserv EFT generates over 85% of its revenues from transactions performed by customers and members of our financial institution clients. Fiserv EFT’s clients include more than

2,800 banks and credit unions of all asset sizes, resellers (via both business alliance and remarketer agreements), independent sales organizations and merchant acquirers across the United States. In 2008, we processed approximately six billion ATM and debit transactions, making us one of the largest financial transaction processors in the nation.

Output Solutions

Our output solutions business provides clients with: electronic document management through our Electronic Document Delivery products and services; card manufacturing, personalization and mailing, statement production and mailing, and design and fulfillment direct mail solutions; and forms distribution, laser printing and mailing, and office supplies.

Investment Services

We provide a range of technology platforms to help approximately 350 financial institutions, including broker dealers, global asset managers, investment advisors, banks and insurance companies, deliver portfolio management, enhanced trading solutions, performance measurement, reporting services, corporate actions, billing, and trading automation to their clients. Our fee-based investment management clients are typically sponsors or managers in the managed accounts and wealth management market that offer separately managed accounts, unified managed accounts, mutual fund advisory accounts, and investment management products, or global institutional money managers, managing investments of institutions and high net worth individuals. Our primary product is a real-time portfolio management and trading system used by nine of the top ten largest brokerage firms, based on assets under management, and eight of the top ten largest asset managers offering managed accounts.

Servicing the Market

Our mission is to provide integrated technology and services solutions that enable best-in-class results for our clients. This principle is backed by our dedication to providing excellent client service and support no matter the size of the client. The markets for our account and transaction processing services have specific needs and requirements, with strong emphasis placed by clients on flexibility, quality, comprehensiveness and integration of product lines, service reliability, timely introduction of new products and features, cost effectiveness, and service excellence. Through our multiple product and service offerings, we service the needs of our clients which range in size from start-ups to the largest financial services providers.

We offer clients a selection of information management and data processing services designed to meet the specific needs of the ever-changing financial services industry. We believe that our financial strength and primary focus on the financial services industry enhances our ability to develop and support products and services and service our clients. In addition, we believe that our commitment of substantial resources to training and technical support helps us to retain clients. We conduct the majority of our new and ongoing client training in our technology centers, where we maintain fully equipped demonstration and training facilities that contain equipment used in the delivery of our services. We also provide on-site training services and online education to clients.

Product Development

To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. In 2008, 2007 and 2006, product development expenses represented approximately 8%, 7% and 7%, respectively, of our total revenues. Our network of development and financial information technology centers apply the expertise of multiple teams to design, develop and maintain specialized processing systems around our multiple technology platforms. The applications of our account processing systems meet the preferences and diverse requirements of the international, national, regional or local market-specific financial service environments of our clients. In developing our products, we stress interaction with and responsiveness to the needs of our clients, including customization of software to meet client needs. We have adopted web services and service-oriented architecture principles in our software development practices so that we and our clients can benefit from the efficient development of technology. We have implemented a nationwide networking infrastructure among billers, consumers, retail agents and financial institutions to transfer transaction data among them and to complete electronic billing and payment transactions. We provide dedicated solutions that are designed, developed, maintained and enhanced according to each client’s goals for service quality, business development, asset and liability mix, and local market positioning as well as other user-defined parameters.

Intellectual Property

We regard our transaction processing services and related products and our software as proprietary, and utilize a combination of patent, copyright, trademark and trade secrecy laws, internal security practices and employee and third party non-disclosure agreements for protection. We believe that legal protection of our software, while important, is less significant than the knowledge and experience of our management and personnel and their ability to develop, enhance and market new products and services. The majority of our patents cover various electronic billing and payment innovations, other financial software products or services, or aspects of our separately managed accounts services. We believe that we possess all proprietary rights necessary to conduct our business.

Competition

Financial

The market for information technology products and services within the financial industry is highly competitive. Our principal competitors include internal data processing departments, data processing affiliates of large companies and large computer hardware manufacturers, independent computer service firms and processing centers owned and operated as user cooperatives. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competition for in-house data processing and software departments is intensified by the efforts of computer hardware vendors which encourage the growth of internal data centers and consulting service providers who assist these departments with the design and implementation of customized software solutions. Our software products compete in several different market segments and geographies, including with large diversified computer software and service companies and independent suppliers of software products.

Competitive factors for account processing services include product quality, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our position as an independent vendor, rather than as a cooperative, an affiliate of a larger corporation or a hardware vendor, is a competitive advantage. We compete with vendors that offer similar transaction processing products and services to financial institutions, including Fidelity National Information Services, Inc., Metavante Technologies, Inc., Jack Henry and Associates, Inc., and Open Solutions, Inc. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

Payments

Our primary competition in the electronic commerce market is the traditional paper-based method of receiving and paying bills. In addition, the possibility of billers and financial institutions continuing to use or deciding to create in-house systems to handle their own electronic billing and payment transactions, and their own Internet banking solutions in the case of financial institutions, remains a significant competitive threat. In-house solutions have been, and will continue to be, an option for our clients and a competitive factor facing our business.

Metavante Technologies, Inc. and Online Resources Corporation compete with us most directly as full service banking, billing and bill payment competitors. A number of other companies compete with us by providing some, but not all, of the services that make up our complete e-bill and electronic pay anyone service, including Yodlee, MasterCard International and Visa. In the area of Internet consumer banking, we primarily compete with other companies that provide outsourced Internet finance solutions to large financial institutions, including S1 Corporation, and with companies that offer software platforms designed for internal development of Internet-based financial services software. We expect competition to continue to increase as new companies enter our markets and existing competitors expand their product lines and services. In addition, many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and broader product lines. Our investment services business competes primarily with providers of portfolio accounting software and outsourced services and with in-house solutions developed by large financial institutions.

Government Regulation

Our data processing and electronic commerce subsidiaries are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing and electronic commerce operations are examined on a regular basis by the FDIC, the Federal Reserve Bank, the National Credit Union Association, the Office of Thrift Supervision, the Office of the Comptroller of the Currency and various state regulatory authorities. Because we use the Federal Reserve’s ACH network to process many of our transactions, we are subject to the Federal Reserve Board’s rules with respect to its ACH network. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients’ auditors and regulators.

In conducting our electronic commerce business, we are subject to various laws and regulations relating to the electronic movement of money. In 2001, the USA Patriot Act amended the Bank Secrecy Act (“BSA”) to expand the definition of money services businesses so that it may include businesses such as CheckFree. CheckFree submitted a request for an administrative ruling from the Financial Crimes Enforcement Network (“FinCEN”) in 2002 with respect to whether FinCEN views CheckFree as a money services business. To date, CheckFree has not received a ruling from FinCEN. If CheckFree’s business is determined to be a money services business, then CheckFree will have to register with FinCEN as a money services business and be regulated as such. Also, nearly all states and the District of Columbia have enacted statutes that require entities engaged in money transmission, the sale of traveler’s checks (including money orders) and the sale of stored value cards to register as a money transmitter with that jurisdiction’s banking department, and CheckFree has registered as a money transmitter where required. In addition, our electronic commerce business is subject to the regulations of the Office of Foreign Assets Control, the electronic funds transfer rules embodied in Regulation E promulgated by the Federal Reserve Board and, when conducting certain transactions, the Gramm-Leach-Bliley Act.

Our walk-in bill payment service is registered as a money service business with FinCEN. We have established and maintain a program to provide a system of controls and procedures that we believe is reasonably designed to detect, prevent and report actual or suspected violations of the BSA, money laundering statutes, anti-terrorism statutes and other illicit activity. We requested an administrative ruling from FinCEN in 2003 regarding whether FinCEN considers all or some of our walk-in bill payment service to be a money services business. We made a supplemental ruling request in 2008. FinCEN has not yet issued a ruling. If our walk-in bill payment business is determined to be a money services business, then we will be regulated accordingly. If not, we will deregister the walk-in bill payment service as a money service business. In addition, we currently maintain 44 licenses to comply with the various money transmitter statutes mentioned above, and we are subject to annual audits by such jurisdictions.

From time to time, in order to comply with our obligations under federal and state laws, we may be required to comply with annual reporting or licensing requirements or to implement operating policies and procedures to protect, among other matters, the privacy and security of our clients’ information.

Employees

We have approximately 20,000 employees, many of whom are specialists in our information management centers and related product and service businesses. This service support network includes employees with backgrounds in computer science and the financial and insurance industries, often complemented by management and other employees with direct experience in banks, thrifts, credit unions, savings institutions, and other financial services environments. Our employees provide expertise in: programming, software development, modification and maintenance; computer operations, network control and technical support; client services and training; business process outsourcing; item and mortgage processing; system conversions; sales and marketing; and account management.

None of our employees in the United States are represented by a union and there have been no work stoppages, strikes or, to our knowledge, attempts to organize. The service nature of our business makes our employees an important corporate asset. Although the market for qualified personnel is competitive, we have not experienced significant difficulty with hiring or retaining our staff of top industry professionals. In assessing potential acquisition candidates, the quality and stability of the prospective company’s staff are emphasized.

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

Our business may be adversely impacted by U.S. and global market and economic conditions.

For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the financial services industry. Given this concentration, we may be particularly exposed to the current global economic recession. For example, our Financial segment has been negatively impacted by a significant reduction in home-equity processing revenues resulting from the decline in the U.S. mortgage markets. A poor economic environment could result in significant decreases in demand by current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

Consolidations and failures in the banking and financial services industry could adversely affect our revenues by eliminating existing or potential clients and making us more dependent on a more limited number of clients.

Many banks and financial institutions are experiencing significant operating losses, including many of our clients. In some cases, these operating losses have resulted in the failure and/or consolidation of banks and other financial institutions. Failures, mergers and consolidations of banks and financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenues. Further, if our clients fail or merge with, or are acquired by, other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger banks or financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

We operate in a competitive business environment, and if we are unable to compete effectively, our results of operations and financial condition may be adversely affected.

The market for our services is competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. Since many of our larger potential clients have historically developed their key applications in-house, we often compete against our potential clients’ in-house capabilities. Our existing large clients may also explore the possibility of internally performing portions of the outsourced Internet banking and electronic billing and payment services that we provide to them. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies, including international providers of similar products and services to ours, having a lower cost structure. We cannot provide any assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us in the markets in which we operate will not materially and adversely affect our business, financial condition and results of operations.

If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose clients.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our clients and their customers will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and their enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. We continually engage in significant efforts to upgrade our products and services. If we are unsuccessful in completing or gaining market acceptance of new technology, it would likely have a material adverse effect on our ability to retain existing clients or attract new ones.

If we are unable to renew client contracts at favorable terms, we could lose clients and our results of operations and financial condition may be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with our clients for account processing services generally run for a period of three to five years in our Financial segment and provide for termination fees upon early termination. Our contracts with financial services organizations for electronic commerce services generally provide for terms of two to five years. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide products and services. In addition, it is possible that one or more clients could seek to renegotiate terms with us. If we are not successful in achieving high renewal rates and favorable contract terms, our results of operations and financial condition may be adversely affected.

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

Our balance sheet includes goodwill and intangible assets that represent approximately 70% of our total assets at December 31, 2008. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions, including significant goodwill and intangible assets associated with our acquisition of CheckFree. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

We may be obligated to indemnify the purchasers of Fiserv Health, Fiserv ISS or Fiserv Insurance pursuant to the terms of the relevant purchase and sale agreements.

In 2008, we completed the sale of several significant businesses. In connection with the sales, we made representations and warranties about the businesses and their financial affairs and agreed to be liable for certain liabilities resulting from our operation of such businesses prior to the sale. Pursuant to the terms of the agreements, we may be obligated to indemnify the purchasers for certain material adverse events arising out of or related to our prior operation of the business and for any breach of a representation or warranty. Our obligation to indemnify a purchaser in the future could have a material adverse effect on our business, results of operations and financial condition.

We may not complete the sale of the remainder of Fiserv ISS in the time frame we anticipate, or at all, and we are subject to the risks of the operation of that business.

We have entered into an agreement to sell the remainder of Fiserv ISS, which primarily provides back office and custody services for self-directed individual retirement accounts. The completion of the sale is subject to a number of risks and uncertainties, including: the satisfaction of the conditions to the completion of the sale; the parties to the sale obtaining all necessary regulatory approvals, including approval from the FDIC; legal proceedings that may be instituted against us or others; the occurrence of any event, change or other circumstance that could give rise to the termination of the applicable disposition agreement; and our ability to obtain the expected proceeds from the disposition. These and other factors could cause our ability to complete the disposition on the terms and within the time frame anticipated to be different than expected. Therefore, there is no guarantee that we will be able to complete the transaction. We are subject to the risks of operating the remainder of the Fiserv ISS business until we complete the sale, or if we are unable to complete the sale, which include compliance with applicable regulations, data security risks, and potential legal proceedings with respect to the operation of this business. Such risks could have a material adverse effect on our business, financial condition and results of operations.

We may be sued for infringing on the intellectual property rights of others.

Third parties may claim that we are infringing on their intellectual property rights. We may violate the rights of others without our knowledge. We may expose ourselves to additional liability if we agree to indemnify our clients against third party infringement claims. If a litigant establishes that we are infringing its intellectual property rights, or that our intellectual property rights are invalid, we may be forced to change our products, services, or manufacturing processes, and such changes may be expensive or impractical. We may then be forced to seek royalty or license agreements from such litigant. If we are unable to agree on acceptable terms, we may be required to discontinue the sale of key products or halt other aspects of our operations. In addition, we may also be liable for significant financial damages for a violation of intellectual property rights, and we may incur significant expense in connection with indemnifying our clients against losses suffered by them. Any adverse result related to violation of third party intellectual property rights could materially and adversely harm our business, financial condition and results of operations. Even if intellectual property claims brought against us are without merit, they may result in costly and time consuming litigation, and may divert our management and key personnel from operating our business.

Security breaches or computer viruses could harm our business by disrupting our delivery of services and damaging our reputation.

We electronically receive, process, store and transmit our clients’ and their customers’ sensitive information. Unauthorized access to our computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses can be distributed and rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our applications unavailable. Any inability to prevent security breaches or computer viruses could have a negative impact on our reputation, could expose us to liability, could decrease market acceptance of electronic transactions and could cause our present and potential clients to choose another service provider. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2008, we had approximately $4.1 billion of total long-term debt, including current maturities. We and our subsidiaries may incur additional indebtedness in the future. Our current level of indebtedness and any future increase in our level of indebtedness could: increase our cash requirements to support the payment of interest; increase our vulnerability to adverse changes in general economic and industry conditions; decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and limit our flexibility to make acquisitions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms, particularly given current economic and credit market conditions.

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

These risks may arise for a number of reasons: we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms; we face competition for acquisitions from other potential acquirers; we may need to borrow more money from lenders or sell equity or debt securities to the public to finance future acquisitions and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions; we may incur unforeseen obligations or liabilities in connection with acquisitions; we may need to devote unanticipated financial and management resources to an acquired business; we may not realize expected operating efficiencies or product integration benefits from an acquisition; we could enter markets where we have minimal prior experience; and we may experience decreases in earnings as a result of non-cash impairment charges.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently operate full-service data centers, software system development centers and item processing and back-office support centers in over 150 cities. We own 12 buildings and the remaining 195 locations where we operate our businesses are subject to leases expiring through 2009 and beyond. In addition, we maintain our own national data communication network consisting of communications processors and leased lines.

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

Item 3. Legal Proceedings

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. Other than as described in Note 8 to the accompanying consolidated financial statements, in the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers as of February 26, 2009, together with their ages, positions and business experience are described below:

Name	Age	Title
Jeffery W. Yabuki	48	President, Chief Executive Officer and Director

James W. Cox	45	Executive Vice President, Corporate Development

Thomas J. Hirsch	45	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Peter J. Kight	52	Vice Chairman and Director

Stephen E. Olsen	48	Executive Vice President and Group President, Depository Institution Services

Charles W. Sprague	59	Executive Vice President, General Counsel, Chief Administrative Officer and Secretary

Thomas W. Warsop III	42	Executive Vice President and Group President, Financial Institution Services

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

Mr. Cox has served as Executive Vice President, Corporate Development since 2006. From 2003 to 2006, he served as President of our Health Solutions Group, and joined us in 2001 with the acquisition of Trewit, Inc., where he was President. Prior to that, Mr. Cox was a partner in Virchow Krause & Company, LLP, a public accounting and consulting firm.

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

Mr. Kight has been a director and Vice Chairman since 2007. Mr. Kight is the founder of CheckFree Corporation, which was acquired by Fiserv in 2007, and served as its Chairman and Chief Executive Officer since 1981. Mr. Kight is also director of Akamai Technologies, Inc., a publicly traded company that distributes computing solutions and services, and Manhattan Associates, Inc., a publicly traded company that provides supply chain planning and execution solutions.

Mr. Olsen joined Fiserv in 2007 in connection with our acquisition of CheckFree Corporation as Executive Vice President and President of our Internet Banking and Electronic Payments Group, and assumed his current position at the end of 2008. Prior to joining Fiserv, from 1997 to 2007, Mr. Olsen held a variety of positions at CheckFree, most recently as CheckFree’s Chief Operating Officer. From 1996 to 1997, Mr. Olsen served as Vice President, Chief Information Officer of Geac Computer Corporation. From 1990 to 1996, Mr. Olsen served as Vice President, Chief Information Officer of Dun & Bradstreet Software.

Mr. Sprague has served as Executive Vice President, General Counsel and Secretary since 1994 and as Chief Administrative Officer since 1999. He has been involved with our corporate and legal concerns since we were formed in 1984.

Mr. Warsop joined Fiserv in 2007 as Executive Vice President and President of our Financial Institutions Group and assumed his current position at the end of 2008. Prior to that, Mr. Warsop served for 17 years in various capacities, including Vice President, US Financial Services, at Electronic Data Systems Corp. (“EDS”), a publicly-traded global technology services company. He also served as a Vice President with EDS in the United Kingdom and as president of EDS’s Business Process Outsourcing unit in Asia Pacific.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “FISV.” Set forth below is the high and low sales price of our common stock during the periods presented.

	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$56.80	$46.64	$55.08	$50.27
June 30	54.37	45.30	59.85	51.75
September 30	54.67	43.05	58.32	44.16
December 31	46.88	27.75	56.22	49.34

At December 31, 2008, our common stock was held by 3,075 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. The closing sale price of our common stock on February 25, 2009 was $33.73 per share. We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – 31, 2008	1,149,600	$36.92	1,149,600	5,679,700
November 1 – 30, 2008	3,416,461	$32.74	3,416,461	2,263,239
December 1 – 31, 2008	1,014,944	$32.23	1,014,944	1,248,295

Total	5,581,005		5,581,005

(1)	On July 2, 2008, we announced that our board of directors authorized the repurchase of up to 10 million shares of our common stock. This repurchase authorization does not expire.

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

The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2008 with the S&P 500 Index and the NASDAQ Computer and Data Processing Services Index. The graph assumes that $100 was invested on December 31, 2003 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	December 31,
	2003	2004	2005	2006	2007	2008
Fiserv, Inc.	$100	$102	$109	$133	$140	$92
S&P 500	100	111	116	135	142	90
Nasdaq Computer and Data Processing Services	100	110	114	128	156	90

Item 6. Selected Financial Data

The following data, which has been affected by acquisitions and dispositions, should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

(In millions, except per share data)	2008	2007	2006	2005	2004
Total revenues	$4,739	$3,897	$3,544	$3,229	$2,989

Income from continuing operations	$346	$414	$390	$454	$343
Income from discontinued operations	223	25	60	62	35

Net income	$569	$439	$450	$516	$378

Net income per share—basic:
Continuing operations	$2.14	$2.48	$2.23	$2.40	$1.76
Discontinued operations	1.37	0.15	0.34	0.33	0.18

Total	$3.51	$2.64	$2.57	$2.74	$1.94

Net income per share—diluted:
Continuing operations	$2.12	$2.45	$2.20	$2.38	$1.74
Discontinued operations	1.36	0.15	0.34	0.33	0.17

Total	$3.49	$2.60	$2.53	$2.70	$1.91

Total assets	$9,331	$11,846	$6,252	$6,092	$8,383
Long-term debt (including current maturities)	4,105	5,405	745	595	505
Shareholders’ equity	2,594	2,467	2,426	2,466	2,564

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

•

Results of operations. This section contains an analysis of our results of operations by comparing the results for the year ended December 31, 2008 to the results for the year ended December 31, 2007, and comparing the results for the year ended December 31, 2007 to the results for the year ended December 31, 2006.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments as of December 31, 2008.

Recent Developments

On July 14, 2008, we completed the sale of a 51% interest in substantially all of the businesses in our Insurance Services segment (“Fiserv Insurance”) to Trident IV, LP. We recognized an after-tax loss of $0.34 per share from the sale. This loss on sale was comprised of a pre-tax loss of $21 million and an income tax provision of $34 million ($0.21 per share) which was incurred on sale due to a significantly lower tax basis in the stock compared to the book basis of the net assets sold. Upon closing, we received cash proceeds of approximately $500 million and a $30 million note due in 2018. Our remaining 49% ownership interest in Fiserv Insurance is accounted for using the equity method of accounting whereby our investment was established based on our historical basis, is adjusted for our share of undistributed net income or net loss, and is reported within other long-term assets in our consolidated balance sheet. Beginning on July 15, 2008, we no longer consolidate revenues and expenses of Fiserv Insurance and report our 49% share of net income as a separate line item on our consolidated statement of income.

On February 4, 2008, we completed the first of two transactions to dispose of our Investment Support Services segment (“Fiserv ISS”) by selling Fiserv Trust Company and the accounts of our institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. for approximately $200 million, net of income taxes and transaction costs. In the second transaction, Robert Beriault Holdings, Inc. has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts. This portion of the Fiserv ISS disposition remains subject to customary closing conditions and regulatory approval by the FDIC.

On January 10, 2008, we completed the sale of a majority of our health businesses (“Fiserv Health”) to UnitedHealthcare Services, Inc. for approximately $480 million, net of income taxes and transaction costs. The financial results of Fiserv Health and Fiserv ISS are reported as discontinued operations for all periods presented.

Critical Accounting Policies

General

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. We base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates.

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

We review the carrying value of goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires us to perform a two-step impairment test on goodwill. First, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the present value of estimated future cash flows. If the fair value of a reporting unit exceeds the carrying value of the unit’s net assets, goodwill is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge. Additionally, we estimate the fair value of acquired intangible assets with indefinite lives and compare this amount to the underlying carrying value.

Determining the fair value of a reporting unit or acquired intangible assets with indefinite lives involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions. Our most recent impairment assessment in the fourth quarter of 2008 determined that the carrying values of goodwill and indefinite-lived intangible assets are not impaired. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our financial statements.

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

Other

We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing, other than operating leases. We use derivative financial instruments for managing our exposure to changes in interest rates, managing our ratio of fixed to floating-rate long-term debt and foreign exchange rate risks. We do not enter into any derivative financial instruments for speculative purposes.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for a description of recent accounting pronouncements, including the anticipated adoption dates, which is incorporated herein by reference.

Non-GAAP Financial Measure

In this report, we refer to internal revenue growth percentage, which is a non-GAAP financial measure. We use internal revenue growth percentage to monitor and evaluate our performance, and it is presented in this report because we believe that it allows shareholders to understand the portion of our revenue growth that is attributed to acquired companies as compared to internal revenue growth. This non-GAAP financial measure should not be considered to be a substitute for our reported results prepared in accordance with GAAP. The method that we use to calculate internal revenue growth percentage is not necessarily comparable to similarly titled measures presented by other companies.

Internal revenue growth percentage is measured as the increase or decrease in total revenues for the current period less “acquired revenue from acquisitions” divided by total revenues from the prior period plus “acquired revenue from acquisitions.” “Acquired revenue from acquisitions” represents pre-acquisition revenue of acquired companies for the prior period. Internal revenue growth percentage is calculated as follows:

	Years Ended December 31,
(In millions)	2008	2007	2007	2006
Financial Segment
Total revenues	$2,144	$2,050	$2,050	$1,987
Acquired revenue from acquisitions	—	132	—	16

Total	$2,144	$2,182	$2,050	$2,003

Internal revenue growth (decline)	$(38)		$47
Internal revenue growth percentage	(2)%		2%

Payments Segment
Total revenues	$2,131	$1,070	$1,070	$863
Acquired revenue from acquisitions	—	941	—	120

Total	$2,131	$2,011	$1,070	$983

Internal revenue growth	$120		$87
Internal revenue growth percentage	6%		9%

Results of Operations

Business Segments

We acquired CheckFree Corporation (“CheckFree”) on December 3, 2007. In connection with the integration of CheckFree and the significant expansion of our payments related businesses, along with associated organizational changes, we reclassified our reporting segments for all periods presented to align them with how our chief operating decision maker currently manages the business. As a result, effective January 1, 2008, our operations consist of the following business segments: Financial Institution Services (“Financial”), Payments and Industry Products (“Payments”), Insurance Services (“Insurance”) and Corporate and Other. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Payments segment provides products and services that address a range of technology needs for the financial services industry, including: Internet banking, electronic bill payment, electronic funds transfer and debit processing, fraud and risk management capabilities, card and print personalization services, check imaging, and investment account processing services for separately managed accounts. In 2008, we completed the sale of a 51% interest in substantially all of the businesses in the Insurance segment. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

Components of Revenues and Expenses

The following summary describes the components of revenues and expenses as presented in our consolidated statements of income. A description of our revenue recognition policies is included in Note 1 to the consolidated financial statements.

Processing and Services

Processing and services revenues, which in 2008 represented 76% of our consolidated revenues, are primarily generated from account and transaction-based fees under contracts that generally have terms of three to five years. Revenue is recognized when the related transactions are processed and services have been rendered. Processing and services revenues are most reflective of our business performance because a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain applications; client support; depreciation and amortization; and other operating expenses.

Product

Product revenues, which in 2008 represented 24% of our consolidated revenues, are primarily derived from integrated print and card production, prescription product and software licenses. Prior to our sale of a 51% interest in Fiserv Insurance on July 14, 2008, prescription product revenues were recognized on a gross basis to include the prescription price. Cost of product includes costs directly associated with the products sold and includes the following: costs of materials and prescription products; personnel; infrastructure costs; depreciation and amortization; and other costs directly associated with product revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of: salaries, wages and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; depreciation and amortization; and other selling and administrative expenses.

Results of Operations

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenues and the change in those amounts from year to year. This information should be read together with the consolidated financial statements and accompanying notes.

	Years Ended December 31,
(In millions)				Percentage of Revenue(1)			Increase (Decrease)
	2008	2007	2006	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Revenues:
Processing and services	$3,616	$2,668	$2,466	76.3%	68.5%	69.6%	$948	36%	$202	8%
Product	1,123	1,229	1,078	23.7%	31.5%	30.4%	(106)	(9)%	151	14%

Total revenues	4,739	3,897	3,544	100%	100%	100%	842	22%	353	10%

Expenses:
Cost of processing and services	2,099	1,639	1,573	58.0%	61.4%	63.8%	460	28%	66	4%
Cost of product	917	979	839	81.7%	79.7%	77.8%	(62)	(6)%	140	17%

Sub-total	3,016	2,618	2,412	63.6%	67.2%	68.1%	398	15%	206	9%
Selling, general and administrative	833	540	465	17.6%	13.9%	13.1%	293	54%	75	16%

Total expenses	3,849	3,158	2,877	81.2%	81.0%	81.2%	691	22%	281	10%

Operating income	890	739	667	18.8%	19.0%	18.8%	151	20%	72	11%
Interest expense	(260)	(76)	(41)	(5.5)%	(2.0)%	(1.2)%	184	242%	35	85%
Interest income	13	7	—	0.3%	0.2%	—	6	86%	7	—
Loss on sale of businesses	(24)	—	—	(0.5)%	—	—	24	—	—	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$619	$670	$626	13.1%	17.2%	17.7%	$(51)	(8)%	$44	7%

(1)	Each percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenues, except for cost of processing and services and cost of product amounts which are divided by the related component of revenues.

Total Revenues

Years Ended December 31, (In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Total revenues:
2008	$2,144	$2,131	$513	$(49)	$4,739
2007	2,050	1,070	804	(27)	3,897
2006	1,987	863	706	(12)	3,544

2008 Revenue growth (decline)	$94	$1,061	$(291)	$(22)	$842
2008 Revenue growth (decline) percentage	5%	99%	(36)%		22%

2007 Revenue growth (decline)	$63	$207	$98	$(15)	$353
2007 Revenue growth (decline) percentage	3%	24%	14%		10%

Total revenues increased $842 million, or 22%, in 2008 compared to 2007, and $353 million, or 10%, in 2007 compared to 2006. The increase in total revenues during 2008 compared to 2007 was primarily the result of increased processing and services revenues from our acquisition of CheckFree in December 2007, partially offset by decreased revenues in our Insurance segment as a result of our sale of a 51% interest in Fiserv Insurance in July 2008. As a result of this transaction, the revenues of Fiserv Insurance are no longer included in our consolidated revenues beginning July 15, 2008, but are included for all historical periods. The increase in total revenues during 2007 compared to 2006 was primarily due to increased prescription product revenues in our Insurance segment and increased processing and services revenues from our acquisition of CheckFree.

Revenues in our Financial segment increased $94 million, or 5%, in 2008 and $63 million, or 3%, in 2007 compared to the prior year periods. The revenue increase in 2008 compared to 2007 was primarily due to incremental processing and services revenues from our acquisition of CheckFree. The revenue increase in 2007 compared to 2006 was primarily driven by new client growth and increased sales to existing clients in our banking and credit union account processing businesses. Internal revenue declined 2% in our Financial segment during 2008 and increased 2% in 2007. Internal revenues were negatively impacted by three percentage points and one percentage point in 2008 and 2007, respectively, due to the significant downturn in the U.S. mortgage markets which resulted in a decline in home-equity processing revenues of $70 million and $23 million in 2008 and 2007, respectively. In addition, the internal revenue growth rate in our Financial segment during 2008 was negatively impacted by slower discretionary spending by our financial institution clients resulting in reduced higher-margin revenue, such as license fees and associated professional services.

Revenues in our Payments segment increased $1.06 billion, or 99%, in 2008 and $207 million, or 24%, in 2007 compared to the prior year periods. These increases were primarily due to incremental processing and services revenue from our acquisition of CheckFree. The internal revenue growth percentages in our Payments segment of 6% and 9% in 2008 and 2007, respectively, were primarily driven by new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our expedited bill payment and electronic funds transfer processing businesses, along with solid growth in our output solutions businesses.

Revenues in our Insurance segment decreased $291 million, or 36%, in 2008 and increased $98 million, or 14%, in 2007 compared to the prior year periods. Revenues declined in 2008 compared to 2007 primarily due to our sale of a 51% interest in Fiserv Insurance in July 2008. The revenue increase in 2007 compared to 2006 was primarily due to our acquisition of a workers’ compensation transaction processing business in the third quarter of 2007, partially offset by a $33 million decrease in higher-margin flood claims processing revenues.

Total Expenses

Total expenses increased $691 million, or 22%, in 2008 and $281 million, or 10%, in 2007 compared to the prior year periods. The increase in total expenses in 2008 compared to 2007 was primarily due to our acquisition of CheckFree, partially offset by a decrease in expenses in our Insurance segment caused by our sale of a 51% interest in Fiserv Insurance in 2008.

Cost of processing and services as a percentage of processing and services revenue decreased to 58.0% in 2008 from 61.4% in 2007 and 63.8% in 2006. These decreases were primarily due to higher-margin processing revenues associated with our acquisition of CheckFree and overall improvements in operating efficiencies as a result of improved business mix and the implementation of strategic initiatives that lowered our overall cost structure.

Cost of product as a percentage of product revenue increased to 81.7% in 2008 from 79.7% in 2007 and 77.8% in 2006. The increase in 2008 compared to 2007 was primarily due to a $94 million increase in prescription product costs during the first half of 2008 prior to our sale of a 51% interest in Fiserv Insurance, which generated historical operating margins in the mid-single digits due primarily to the inclusion of prescription product costs in both product revenues and cost of product. In addition, cost of product as a percentage of product revenue in 2008 was negatively impacted by a $45 million increase in postage pass-through revenue and expenses in our output solutions businesses. The increase in 2007 compared to 2006 was primarily driven by an $82 million increase in prescription product costs.

Selling, general and administrative expenses increased $293 million and $75 million in 2008 and 2007, respectively, compared to the prior year periods and increased as a percentage of revenues to 17.6% in 2008 from 13.9% in 2007 and 13.1% in 2006. The increases in 2008 compared to 2007 were primarily due to our acquisition of CheckFree, partially offset by a decrease in expenses in our Insurance segment resulting from our sale of a 51% interest in that business. As a result of our acquisition of CheckFree, amortization expense for acquired intangible assets included in selling, general and administrative expenses increased by $79 million in 2008 compared to 2007, and incremental merger costs, including integration project management, retention bonuses and other expenses, were $37 million and $8 million in 2008 and 2007, respectively.

Operating Income and Operating Margin

Years Ended December 31, (In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Operating income:
2008	$535	$579	$44	$(268)	$890
2007	515	253	78	(107)	739
2006	421	202	110	(66)	667
Operating income growth (decline):
2008	$20	$326	$(34)	$(161)	$151
2008 percentage	4%	129%	(44)%		20%
2007	$94	$51	$(32)	$(41)	$72
2007 percentage	22%	25%	(29)%		11%
Operating margin:
2008	24.9%	27.2%	8.7%		18.8%
2007	25.1%	23.6%	9.7%		19.0%
2006	21.2%	23.4%	15.6%		18.8%
Operating margin growth (decline):(1)
2008	(0.2)%	3.6%	(1.0)%		(0.2)%
2007	3.9%	0.2%	(5.9)%		0.2%

(1)	Represents the percentage point improvement or decline in operating margin.

Total operating income increased $151 million, or 20%, in 2008 compared to 2007. Operating margin decreased 0.2 percentage points to 18.8% in 2008 from 19.0% in 2007. The overall increase in operating income during 2008 was primarily due to our acquisition of CheckFree in December 2007. Our operating margin in 2008 of 18.8% was negatively impacted by an increase in amortization expense for acquired intangible assets and merger and integration costs associated with our acquisition of CheckFree, and by declining operating margins in the Insurance segment. In addition, the strong results in our Payments segment positively impacted overall operating margins, partially offset by the slight negative impact of our Financial segment in 2008.

Total operating income increased $72 million, or 11%, in 2007 compared to 2006. Operating margin increased 0.2 percentage points to 19.0% in 2007 from 18.8% in 2006. Operating income and margin in 2007 as compared to 2006 were positively impacted by increases in higher-margin revenues in our electronic payments businesses, continued strong operating results in our bank and credit union account processing businesses, the acquisition of CheckFree, and improvements in overall operating efficiencies. These positive factors were partially offset by a decline in operating margin in the Insurance segment, primarily due to a $33 million decrease in higher-margin flood claims processing revenues.

Operating income in our Financial segment increased $20 million, or 4%, in 2008 and $94 million, or 22%, in 2007 compared to the prior year periods. Operating margins were 24.9%, 25.1% and 21.2% in 2008, 2007 and 2006, respectively, and declined 20 basis points in 2008 and increased 390 basis points in 2007. Operating income and margin in 2008 as compared to 2007 were negatively impacted by a $70 million decline in home-equity processing revenues in our lending business and decreases in higher-margin revenues, such as software license fees and associated professional services. Operating income and margin in 2007 as compared to 2006 increased significantly due primarily to higher-margin revenue growth in our bank and credit union account processing businesses, improved business mix and overall operating efficiencies resulting primarily from the implementation of strategic initiatives that lowered our overall cost structure.

Operating income in our Payments segment increased $326 million, or 129%, and $51 million, or 25%, in 2008 and 2007 compared to the prior year periods. Operating margins were 27.2%, 23.6% and 23.4% in 2008, 2007 and 2006, respectively, and increased 360 basis points in 2008 and 20 basis points in 2007. The significant increases in operating income and margin in 2008 compared to 2007 were driven primarily by higher-margin revenues and cost synergies associated with our acquisition of CheckFree, growth in our other electronic payments businesses, such as our expedited bill payment and electronic funds transfer businesses, and improved operating leverage and scale efficiencies in our transaction processing businesses within our Payments segment.

Operating income in our Insurance segment decreased $34 million, or 44%, in 2008 and $32 million, or 29%, in 2007 compared to the prior year periods. Operating margins were 8.7%, 9.7% and 15.6% in 2008, 2007 and 2006, respectively, and declined 100 basis points in 2008 and 590 basis points in 2007. The decrease in operating income in 2008 compared to 2007 was primarily due to our sale of a 51% interest in Fiserv Insurance in 2008. The decreases in operating income and margin in 2007 compared to 2006 were primarily due to a $33 million decrease in higher-margin flood claims processing revenues.

The operating loss in our Corporate and Other segment increased $161 million in 2008 and $41 million in 2007 compared to the prior year periods. These increases were primarily due to incremental amortization of acquisition-related intangible assets of $119 million and $15 million in 2008 and 2007, respectively, and merger and integration related items associated with our acquisition of CheckFree totaling $59 million and $11 million in 2008 and 2007, respectively.

Interest Expense

Interest expense was $260 million, $76 million and $41 million in 2008, 2007 and 2006, respectively. The increases in interest expense were primarily due to the new senior term loan and senior notes borrowings in the fourth quarter of 2007 to finance our $4.4 billion acquisition of CheckFree.

Interest Income

Interest income was $13 million, $7 million and $0 in 2008, 2007 and 2006, respectively. Interest income in 2008 was primarily earned by investing the proceeds from our business dispositions. Interest income in 2007 was primarily earned by investing the proceeds from the senior notes borrowings during the period from our receipt of the proceeds until we completed the acquisition of CheckFree.

Loss on Sale of Businesses

In 2008, we recognized a $24 million pre-tax loss which was primarily due to our sale of a 51% interest in Fiserv Insurance.

Income Tax Provision

Our effective income tax rate for continuing operations was 45.1% in 2008, 38.2% in 2007 and 37.8% in 2006. The higher effective income tax rate in 2008 was primarily due to a $34 million income tax provision related to our sale of a 51% interest in Fiserv Insurance which was due to a significantly lower tax basis in the stock compared to the book basis of the net assets sold. The tax provision related to sale of businesses increased the effective income tax rate in 2008 by 6.9 percentage points, from 38.2% to 45.1%. We expect that our income tax rate for continuing operations will be approximately 38.5% in 2009.

Income from Investment in Unconsolidated Affiliate

Due to our sale of a 51% interest in Fiserv Insurance in July 2008, we record our 49% share of Fiserv Insurance’s net income, $6 million in 2008, as income from investment in unconsolidated affiliate.

Income from Discontinued Operations

Income from discontinued operations totaled $223 million, $25 million and $60 million in 2008, 2007 and 2006, respectively. The increase in income from discontinued operations in 2008 compared to 2007 was primarily due to after-tax gains of $230 million related to the sales of a portion of Fiserv ISS and all of Fiserv Health. The decrease in income from discontinued operations in 2007 compared to 2006 was primarily due to sale related expenses.

Net Income Per Share—Diluted

Net income per share-diluted for 2008 was $3.49 compared to $2.60 in 2007 and $2.53 in 2006. Net income per share-diluted from continuing operations was $2.12 in 2008 compared to $2.45 in 2007 and $2.20 in 2006. Net income per share-diluted from continuing operations in 2008 compared to 2007 was negatively impacted by a $0.46 per share increase in amortization expense related to acquired intangible assets, a $0.35 per share after-tax loss on the sale of businesses which includes the sale of a 51% interest in Fiserv Insurance, and $0.14 per share due to an increase in merger and integration costs associated with our acquisition of CheckFree, partially offset by a decrease in facility shutdown and related costs that were incurred in 2007.

Liquidity and Capital Resources

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the principal and interest requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flows generated by operations, our cash and cash equivalents at December 31, 2008 of $232 million and available borrowings under our revolving credit facility of $784 million.

	Years Ended December 31,		Increase (Decrease)
(In millions)	2008	2007	$	%
Income from continuing operations	$346	$414	$(68)
Depreciation and amortization	362	186	176
Share-based compensation	34	23	11
Loss on sale of businesses	24	—	24
Income from investment in unconsolidated affiliate	(6)	—	(6)
Settlement of interest rate hedge contracts	—	(30)	30
Net changes in working capital and other	15	(28)	43

Operating cash flow	$775	$565	$210	37%

Our net cash provided by operating activities from continuing operations, or operating cash flow, increased $210 million, or 37%, to $775 million in 2008 from $565 million in 2007. This significant increase was primarily due to strong operating cash flow associated with our acquisition of CheckFree and overall improvements in working capital of $43 million. Depreciation and amortization increased $176 million in 2008 primarily due to a $119 million increase in intangible amortization associated with acquisitions. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, rather than to pay dividends. Our capital expenditures increased $43 million to $199 million in 2008 compared to $156 million in 2007, due primarily to capital expenditures associated with CheckFree. Our capital expenditures were less than 5% of total revenues in 2008.

Share Repurchases

We purchased $441 million, $469 million and $560 million of our common stock in 2008, 2007 and 2006, respectively. On July 2, 2008, we announced that our board of directors authorized the repurchase of up to 10 million shares of our common stock. Shares repurchased are generally held for issuance in connection with our equity plans. As of December 31, 2008, we had 1.2 million shares remaining under our authorization.

Indebtedness

	December 31,
(In millions)	2008	2007
Long-term debt (including current maturities)	$4,105	$5,405

In 2008, we used our operating cash flow and the proceeds from business dispositions primarily to repay $1.3 billion of debt, which reduced our outstanding debt (including current maturities) to $4.1 billion at December 31, 2008. Our long-term debt currently consists primarily of $2.25 billion under our unsecured senior term loan facility, $1.75 billion under senior notes borrowings, and $100 million under our $900 million revolving credit facility. We were in compliance with all debt covenants in 2008.

Revolving Credit Facility

We maintain a $900 million unsecured revolving credit facility with a syndicate of banks. The facility bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees or compensating balance requirements under this facility. The revolving credit facility, as amended, contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness to no more than a specified multiple (ranging between 3.5 and 4.5) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments, and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The facility expires on March 24, 2011. The weighted-average variable interest rate on revolving credit facility borrowings was 1.9% at December 31, 2008. At December 31, 2008, our outstanding borrowings on this facility were $100 million and available borrowings were $784 million.

Senior Term Loan

In December 2007, we borrowed $2.5 billion under an unsecured senior term loan facility with a syndicate of banks. This term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. A scheduled principal payment of $250 million is due in December 2009, payments of $375 million are due in December 2010 and 2011, and the remaining principal of $1.25 billion is due in November 2012. The weighted-average variable interest rate on the term loan borrowings was 2.1% at December 31, 2008. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above.

Senior Notes

In November 2007, we issued $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to these notes are subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit: our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person; our ability to create or assume liens; and our ability to engage in sale and leaseback transactions.

Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, we maintain a series of interest rate swap agreements (“Swaps”) with total notional values of $1.75 billion at December 31, 2008. The Swaps effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.5% prior to financing spreads and related fees. The Swaps have expiration dates through September 2012.

Shelf Registration Statement

In 2007, we filed a “shelf” registration statement with the Securities and Exchange Commission. Under the registration statement, we may sell common stock, preferred stock and debt securities, or a combination thereof. Each time we sell securities pursuant to the shelf registration statement, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used to repay indebtedness or for working capital, acquisitions or general corporate purposes.

Other

Access to capital markets impacts our cost of capital, our ability to refinance maturing indebtedness and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on various factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2008, we had a credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB with a negative outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities.

The interest rate payable on our senior notes is subject to adjustment from time to time if Moody’s or S&P downgrades (or subsequently upgrades) the debt rating applicable to the notes. If the ratings from Moody’s or S&P decrease below investment grade, the per annum interest rate on the notes is subject to increase by up to 2.0%. In no event will the per annum interest rate be reduced below the original interest rate applicable to the senior notes or will the total increase in the per annum interest rate exceed 2.0% above the original interest rate. The interest rates on any series of notes will permanently cease to be subject to any adjustment if the notes becomes rated A3 (or its equivalent) or higher by Moody’s and A- (or its equivalent) or higher by S&P, in each case with a stable or positive outlook.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any material off-balance sheet arrangements. The interest component of long-term debt obligations and minimum operating lease payments are reported on a pre-tax basis. The following table details our contractual cash obligations at December 31, 2008:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest	$5,051	$471	$1,243	$2,701	$636
Minimum operating lease payments	337	94	132	67	44
Purchase obligations	26	20	5	1	—
Income tax obligations	77	19	47	7	4

Total	$5,491	$604	$1,427	$2,776	$684

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, currency exchange rates, indices, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are exposed primarily to interest rate risk and market price risk on investments and borrowings and foreign currency risk. We actively monitor these risks through a variety of control procedures involving senior management.

In connection with processing electronic payments transactions, the funds we receive from subscribers are invested from the time we collect the funds until payments are made to the applicable merchants. These subscriber funds are generally invested in short-term instruments that are guaranteed by the United States government. Subscriber funds, which are not included in our consolidated balance sheets, can fluctuate significantly based on consumer bill payment activity, and totaled approximately $1.1 billion as of December 31, 2008. Based upon interest rates and subscriber funds balances at December 31, 2008, a 1% increase or decrease in interest rates would increase or decrease our annual income from continuing operations by approximately $10 million.

Fiserv ISS, which is included in discontinued operations, is a custodian of self-directed individual retirement accounts. It accepts retirement account deposits from clients and invests the funds in securities, substantially all of which are rated within the highest investment grade categories for securities. Fiserv ISS utilizes simulation models for measuring and monitoring interest rate risk and market value of portfolio equities. A formal Asset Liability Committee meets quarterly to review interest rate risks, capital ratios, liquidity levels, portfolio diversification, credit risk ratings and adherence to investment policies and guidelines. We do not believe significant changes in interest rates would have a material impact on our operating results from discontinued operations or our financial condition.

We manage our debt structure and interest rate risk through the use of fixed and floating-rate debt and through the use of interest rate hedge contracts. We currently use interest rate swaps to partially hedge our exposure to interest rate changes and to control financing costs. Generally, under these swaps, we agree with a counter-party to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional amount. Based on our long-term debt with variable interest rates as of December 31, 2008, a 1% increase in our borrowing rate would increase annual interest expense in 2009 by approximately $10 million. We believe the risks associated with financial instruments at December 31, 2008 will not have a material effect on our consolidated financial position or results of operations.

We conduct business in the U.S. and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. denominated foreign investments and foreign currency transactions. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at December 31, 2008, there would not have been a material adverse impact on our results of operations or financial position.

Item 8. Financial Statements and Supplementary Data

FISERV, INC.

CONSOLIDATED STATEMENTS OF INCOME

In millions, except per share data Years ended December 31,	2008	2007	2006
Revenues:
Processing and services	$3,616	$2,668	$2,466
Product	1,123	1,229	1,078

Total revenues	4,739	3,897	3,544

Expenses:
Cost of processing and services	2,099	1,639	1,573
Cost of product	917	979	839
Selling, general and administrative	833	540	465

Total expenses	3,849	3,158	2,877

Operating income	890	739	667
Interest expense	(260)	(76)	(41)
Interest income	13	7	—
Loss on sale of businesses	(24)	—	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	619	670	626
Income tax provision	(279)	(256)	(236)
Income from investment in unconsolidated affiliate, net of income taxes	6	—	—

Income from continuing operations	346	414	390
Income from discontinued operations, net of income taxes	223	25	60

Net income	$569	$439	$450

Net income per share—basic:
Continuing operations	$2.14	$2.48	$2.23
Discontinued operations	1.37	0.15	0.34

Total	$3.51	$2.64	$2.57

Net income per share—diluted:
Continuing operations	$2.12	$2.45	$2.20
Discontinued operations	1.36	0.15	0.34

Total	$3.49	$2.60	$2.53

Shares used in computing net income per share:
Basic	162.0	166.6	175.0
Diluted	163.1	168.8	177.5

See accompanying notes.

FISERV, INC.

CONSOLIDATED BALANCE SHEETS

Dollars in millions December 31,	2008	2007
ASSETS
Cash and cash equivalents	$232	$297
Trade accounts receivable, less allowance for doubtful accounts	601	836
Deferred income taxes	71	71
Prepaid expenses and other current assets	295	353
Assets of discontinued operations held for sale	946	2,683

Total current assets	2,145	4,240

Property and equipment, net	303	370
Intangible assets, net	2,121	2,299
Goodwill	4,409	4,808
Other long-term assets	353	129

Total assets	$9,331	$11,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$101	$181
Accrued expenses	522	597
Deferred revenues	338	351
Current maturities of long-term debt	255	510
Liabilities of discontinued operations held for sale	831	2,112

Total current liabilities	2,047	3,751

Long-term debt	3,850	4,895
Deferred income taxes	530	574
Other long-term liabilities	310	159

Total liabilities	6,737	9,379

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million and 198.1 million shares issued	2	2
Additional paid-in capital	706	700
Accumulated other comprehensive loss	(120)	(41)
Accumulated earnings	3,895	3,326
Treasury stock, at cost, 42.0 million and 33.0 million shares	(1,889)	(1,520)

Total shareholders’ equity	2,594	2,467

Total liabilities and shareholders’ equity	$9,331	$11,846

See accompanying notes.

FISERV, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Comprehensive Income	Accumulated Other Comprehensive Loss	Accumulated Earnings	Treasury Stock
In millions	Shares	Amount					Shares	Amount
Balance at December 31, 2005	198	$2	$694		$1	$2,437	16	$(668)
Net income				$450		450
Fair market value adjustment on cash flow hedges and other, net of tax				1	1

Comprehensive income				$451

Adjustment to adopt SFAS No. 158, net of tax					(2)
Share-based compensation			28
Shares issued under stock plans including income tax benefits			(22)				(2)	75
Purchase of treasury stock							13	(570)

Balance at December 31, 2006	198	2	700		—	2,887	27	(1,163)
Net income				$439		439
Foreign currency translation and other				5	5
Fair market value adjustment on cash flow hedges, net of tax				(46)	(46)

Comprehensive income				$398

Share-based compensation			26
Shares issued under stock plans including income tax benefits			(26)				(2)	103
Purchase of treasury stock							8	(460)

Balance at December 31, 2007	198	2	700		(41)	3,326	33	(1,520)
Net income				$569		569
Foreign currency translation and other				(14)	(14)
Unrealized loss on investments, net of tax				(5)	(5)
Fair market value adjustment on cash flow hedges, net of tax				(71)	(71)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of tax				11	11

Comprehensive income				$490

Share-based compensation			34
Shares issued under stock plans including income tax benefits			(28)				(2)	72
Purchase of treasury stock							11	(441)

Balance at December 31, 2008	198	$2	$706		$(120)	$3,895	42	$(1,889)

See accompanying notes.

FISERV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions
Years ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net income	$569	$439	$450
Adjustment for discontinued operations	(223)	(25)	(60)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Deferred income taxes	(4)	20	14
Share-based compensation	34	23	26
Excess tax benefit from exercise of stock options	(2)	(12)	(10)
Loss on sale of businesses	24	—	—
Income from investment in unconsolidated affiliate	(6)	—	—
Settlement of interest rate hedge contracts	—	(30)	—
Amortization of acquisition-related intangible assets	158	39	24
Depreciation and other amortization	204	147	143
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(27)	(35)	(54)
Prepaid expenses and other assets	(7)	(32)	(13)
Trade accounts payable and other liabilities	44	23	11
Deferred revenues	11	8	10

Net cash provided by operating activities from continuing operations	775	565	541

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(199)	(156)	(160)
Payment for acquisitions of businesses, net of cash acquired	(85)	(4,333)	(187)
Proceeds from sale of businesses, net of cash sold and expenses paid	498	—	—
Other investing activities	(8)	19	(1)

Net cash provided by (used in) investing activities from continuing operations	206	(4,470)	(348)

Cash flows from financing activities:
(Repayments of) proceeds from revolving credit facility, net	(740)	285	144
Repayments of long-term debt	(563)	(71)	(16)
Proceeds from long-term debt	—	4,248	10
Issuance of stock for employee stock plans	37	50	36
Purchases of treasury stock	(441)	(469)	(560)
Excess tax benefit from exercise of stock options	2	12	10
Deferred financing costs	(1)	(24)	—
Other financing activities	(7)	(7)	3

Net cash (used in) provided by financing activities from continuing operations	(1,713)	4,024	(373)

Net change in cash and cash equivalents from continuing operations	(732)	119	(180)
Net cash transactions transferred from discontinued operations	667	62	150
Beginning balance	297	116	146

Ending balance	$232	$297	$116

Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(321)	$97	$94
Net cash provided by investing activities	831	116	87
Net cash provided by (used in) financing activities	44	(58)	—

Net change in cash and cash equivalents from discontinued operations	554	155	181
Net cash transactions transferred to continuing operations	(667)	(62)	(150)
Beginning balance—discontinued operations	149	56	25

Ending balance—discontinued operations	$36	$149	$56

See accompanying notes.

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies

Description of the Business

Fiserv, Inc. and its subsidiaries (collectively, the “Company”) provide integrated information management and electronic commerce systems and services, including transaction processing, electronic bill payment and presentment, business process outsourcing, document distribution services, and software and systems solutions. The Company’s operations are primarily in the United States and consist of the following business segments: Financial Institution Services (“Financial”), Payments and Industry Products (“Payments”), Insurance Services (“Insurance”) and Corporate and Other. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Payments segment provides products and services that address a range of technology needs for the financial services industry, including: Internet banking, electronic bill payment, electronic funds transfer and debit processing, fraud and risk management capabilities, card and print personalization services, check imaging, and investment account processing services for separately managed accounts. In 2008, the Company completed the sale of a 51% interest in substantially all of the businesses in the Insurance segment as discussed in Note 3. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

On January 10, 2008, the Company completed the sale of a majority of its health businesses (“Fiserv Health”) to UnitedHealthcare Services, Inc. The Company also completed the sale of the majority of its Investment Support Services segment (“Fiserv ISS”) to TD AMERITRADE Online Holdings, Inc. on February 4, 2008. The financial results of Fiserv Health, Fiserv ISS and the other dispositions discussed in Note 4 are reported as discontinued operations for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Fiserv, Inc. and all majority owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) generally retains the underlying concepts of SFAS 141 because it requires all business combinations to be accounted for at fair value under the acquisition method of accounting, but it changes how the acquisition method of accounting is applied in a number of significant aspects. Acquisition costs will be expensed as incurred; contingent consideration will be recorded at fair value on the date of acquisition; restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

income tax uncertainties after the acquisition date will affect the income tax provision. SFAS 141(R) is effective on a prospective basis for all of the Company’s business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Company does not expect that the adoption of SFAS 141(R) will have a material impact on the accounting for business combinations with an acquisition date prior to January 1, 2009.

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

Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008 as it relates to financial assets and liabilities. SFAS 157 is effective for the Company’s nonfinancial assets and liabilities on January 1, 2009. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expanded the applicable disclosure requirements. SFAS 157 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, trade accounts payable, and accrued expenses approximate the carrying values due to the short period of time to maturity. The fair value of long-term debt is described in Note 5 and is estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets. SFAS 157 established a fair value hierarchy for the pricing inputs used to measure fair value. The Company’s other assets and liabilities which are measured at fair value are classified in the following categories:

Level 1—At December 31, 2008, the fair values of available-for-sale investments in asset-backed securities of $15 million were based on quoted prices in active markets for identical instruments as of the reporting date.

Level 2—At December 31, 2008, the fair values of available-for-sale investments in asset-backed securities of $10 million and liabilities for interest rate hedge contracts of $138 million were based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3—The Company purchased available-for-sale investments for $34 million during the first quarter of 2008 and sold $7 million of these investments in the fourth quarter of 2008. At December 31, 2008, these investments are reported in other long-term assets and were valued at $24 million based on valuation models with unobservable pricing inputs and management estimates. The unrealized loss of $3 million was recorded in other comprehensive income during 2008.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the hedge is effective, there is an offsetting adjustment to the basis of the item being hedged. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of hedges are recognized in earnings. The Company’s policy is to enter into derivative financial instruments with creditworthy institutions and not to enter into such instruments for speculative purposes.

Foreign Currency

Foreign currency denominated assets and liabilities, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates during the period. Gains and losses from foreign currency translation are recorded as a separate component of accumulated other comprehensive loss.

Revenue Recognition

Processing and services revenues are primarily derived from account and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer and debit processing services, consulting services and software maintenance fees, and are recognized as the related services are provided. Software maintenance fee revenues for ongoing client support are recognized ratably over the term of the applicable support period, which is generally 12 months. Deferred revenues consist primarily of advance billings for services and are recognized as revenue when the services are provided.

Product revenues are primarily derived from integrated print and card production sales and software licenses. The Company recognizes product revenues, such as software license sales, which represent less than 5% of total revenues, when written contracts are signed, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable. Prior to the Company’s sale of a 51% interest in Fiserv Insurance on July 14, 2008, product revenues also included prescription product revenues which were recognized on a gross basis to include the prescription price.

The Company includes reimbursements from clients, such as postage and telecommunication costs, in processing and services revenue, product revenue, cost of processing and services, and cost of product in accordance with Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of: salaries, wages and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; amortization of certain intangible assets; and other selling and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $12 million and $63 million at December 31, 2008 and 2007, respectively. The decrease was primarily due to the Company’s sale of a majority interest in Fiserv Insurance in 2008.

Settlement Assets and Obligations

Settlement assets of $137 million and $179 million were included in prepaid expenses and other current assets at December 31, 2008 and 2007, respectively, and settlement obligations of $134 million and $177 million were included in accrued expenses at December 31, 2008 and 2007, respectively. Settlement assets and obligations represent amounts receivable from the Company’s agents and clients and amounts payable to agents and clients primarily associated with the Company’s walk-in bill payment service business. The majority of these assets and obligations result from timing differences between agents collecting funds from consumers making payments and depositing the funds collected into the Company’s bank accounts. These timing differences are typically less than seven days. Settlement assets and obligations arise due to the reporting of transactions to clients prior to fulfilling the payment obligation.

Property and Equipment

Property and equipment are reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2008	2007
Land	—	$23	$19
Data processing equipment	3 to 7 years	435	458
Buildings and leasehold improvements	5 to 40 years	164	151
Furniture and equipment	3 to 10 years	154	198

		776	826
Less: accumulated depreciation and amortization		(473)	(456)

Total		$303	$370

Depreciation expense for all property and equipment totaled $119 million, $77 million and $69 million in 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

Intangible Assets

Intangible assets consisted of the following at December 31:

2008 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,641	$165	$1,476
Acquired software and technology	337	57	280
Trade names	140	9	131
Capitalized software development costs	593	439	154
Purchased software	305	225	80

Total	$3,016	$895	$2,121

2007 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,674	$75	$1,599
Acquired software and technology	410	48	362
Trade names	139	4	135
Capitalized software development costs	558	419	139
Purchased software	276	212	64

Total	$3,057	$758	$2,299

Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 10 to 20 years. Acquired software and technology represents software and technology intangible assets acquired as part of acquired businesses and is amortized over their estimated useful lives, generally four to eight years. Trade names determined to have indefinite lives are not amortized, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and trade names determined to have finite useful lives are amortized over their estimated remaining useful lives, generally five years. Amortization expense for acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, totaled $158 million, $39 million and $24 million in 2008, 2007 and 2006, respectively. This increase was primarily due to the Company’s acquisition of CheckFree Corporation (“CheckFree”) in December 2007. The Company estimates that annual amortization expense with respect to acquired intangible assets will be approximately $150 million in 2009 through 2011 and $130 million in 2012 and 2013.

Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Costs are capitalized commencing when the technological feasibility of the software has been established. Routine maintenance of software products, design costs and development costs incurred prior to establishment of a product’s technological feasibility are expensed as incurred. Capitalized software development costs are amortized over their estimated useful lives which is generally five years. Gross software development costs capitalized for new products and enhancements to existing products totaled $74 million, $54 million and $51 million in 2008, 2007 and 2006, respectively. Amortization of previously capitalized development costs was $44 million, $38 million and $43 million in 2008, 2007 and 2006, respectively.

Purchased software represents software licenses purchased from third parties and is amortized over the estimated useful lives, generally three to five years. Amortization of purchased software totaled $31 million, $32 million and $31 million in 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. The Company reviews, on an annual basis, or more frequently if circumstances indicate possible impairment, the carrying value of goodwill by comparing reporting unit carrying values to estimated fair values. Based on the Company’s annual impairment assessment in the fourth quarter of 2008, no impairment was identified. The changes in goodwill during 2008 and 2007 were as follows:

(In millions)	Financial	Payments	Insurance	Total
Goodwill balance—December 31, 2006	$794	$724	$455	$1,973
Acquisitions	475	2,365	(5)	2,835

Goodwill balance—December 31, 2007	1,269	3,089	450	4,808
Acquisitions	32	19	—	51
Sale of businesses	—	—	(450)	(450)

Goodwill balance—December 31, 2008	$1,301	$3,108	$—	$4,409

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

Deferred Financing Costs

The Company has recorded deferred financing costs totaling $25 million related to its senior term loan and senior notes borrowings. Accumulated amortization was $7 million and $1 million at December 31, 2008 and 2007, respectively. Deferred financing costs are reported in other long-term assets and are amortized over the term of the underlying debt using the interest method.

Accrued Expenses

Accrued expenses consisted of the following at December 31:

(In millions)	2008	2007
Accrued compensation and benefits	$159	$200
Settlement obligations	134	177
Other accrued expenses	229	220

Total	$522	$597

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance, if necessary, is recorded against deferred tax assets for which utilization of the asset is not likely.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, and interest and penalties. The adoption of FIN 48 did not result in a cumulative adjustment to the Company’s accumulated earnings.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of income taxes, consisted of the following at December 31:

(In millions)	2008	2007
Fair market value adjustment on cash flow hedges	$(105)	$(45)
Foreign currency translation	(8)	5
Unrealized loss on investments	(5)	—
Unrecognized pension losses	(2)	(1)

Total	$(120)	$(41)

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the periods. Common stock equivalents consist of stock options and restricted stock awards and are computed using the treasury stock method. In 2008, 2007 and 2006, the Company excluded 2.4 million, 1.1 million and 1.0 million weighted-average shares, respectively, for stock options from the calculation of common stock equivalents as their impact was anti-dilutive.

The computation of shares used in calculating basic and diluted net income per common share is as follows:

(In millions)	2008	2007	2006
Weighted-average common shares outstanding used for the calculation of net income per share—basic	162.0	166.6	175.0
Common stock equivalents	1.1	2.2	2.5

Total shares used for the calculation of net income per share—diluted	163.1	168.8	177.5

Supplemental Cash Flow Information

(In millions)	2008	2007	2006
Interest paid	$252	$62	$42
Income taxes paid (including discontinued operations)	474	236	235
Liabilities assumed in acquisitions of businesses	21	979	32
Note received in sale of businesses	30	—	—

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

2. Acquisitions

CheckFree Corporation

On December 3, 2007, the Company acquired CheckFree, a leading provider of electronic commerce services and products, including electronic bill payment and Internet banking, for $4.4 billion in cash. In the acquisition, each outstanding share of CheckFree common stock was converted into the right to receive $48 per share. CheckFree has enabled the Company to expand its client relationships with a leading platform in the growing electronic bill payment sector. The combination has enabled the Company to deliver a wider range of integrated product offerings, created new opportunities for growth, enhanced efficiency, and brought new products and services to market.

The purchase price allocation for CheckFree was as follows (in millions):

Cash and cash equivalents	$181
Trade accounts receivable	237
Other current assets	168
Property and equipment	148
Intangible assets	1,764
Goodwill	2,812
Other assets	55
Trade accounts payable and accrued liabilities	(248)
Other current liabilities	(210)
Noncurrent deferred income tax liabilities	(381)
Other long-term liabilities	(105)

Total purchase price	$4,421

The purchase price for CheckFree was paid in cash at closing, except for $34 million of accrued purchase price which was paid in 2008. During 2008, the Company finalized the purchase price allocation based on the final valuations of intangible assets and an evaluation of assumed liabilities. The final purchase price allocation did not materially change from the preliminary purchase price allocation as of December 31, 2007. The purchase price allocation resulted in goodwill of $2.8 billion, which is not deductible for tax purposes. The amounts allocated to intangible assets were as follows:

(In millions)	Gross Carrying Amount	Weighted - Average Useful Life (Years)
Customer related intangible assets	$1,369	17.6
Acquired software and technology	314	7.0
Trade name	81	Indefinite

	$1,764	14.1

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

The following unaudited supplemental pro forma information presents the Company’s results of operations as though the acquisition of CheckFree had occurred on January 1, 2007 and 2006:

(In millions, except per share data)	2007	2006
Total revenues	$4,885	$4,455
Income from continuing operations	325	301
Net income	351	361
Net income per share—basic	$2.10	$2.06
Net income per share—diluted	$2.08	$2.03

The unaudited supplemental pro forma information is not necessarily indicative of the Company’s operating results which would have occurred had the acquisition of CheckFree been completed on the assumed dates.

Other Acquisitions

In addition to the acquisition of CheckFree in 2007, net cash paid for other acquisitions was $51 million, $120 million and $169 million in 2008, 2007 and 2006, respectively. The results of operations of all acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition. Pro forma information for these other acquisitions is not provided because they did not have a material effect on the Company’s results of operations.

3. Sale of Majority Interest in Fiserv Insurance

On July 14, 2008, the Company completed the sale of a 51% interest in substantially all of the businesses in its Insurance segment (“Fiserv Insurance”) to Trident IV, LP and due to the sale recognized an after-tax loss of $0.34 per share. This loss on sale was comprised of a pre-tax loss of $21 million and income tax expense of $34 million which was incurred on sale due to a significantly lower tax basis in the stock compared to the book basis of the net assets sold (see Note 6). The Company received net cash proceeds of $497 million, net of cash sold and transaction expenses, and a $30 million note due in 2018. The pre-tax loss on sale of $21 million was determined based on the proceeds received for the sale of the Company’s majority interest, including a net working capital adjustment and an estimated contingent liability for retained obligations with final settlement in 2012. The Company’s remaining 49% ownership interest in Fiserv Insurance is accounted for using the equity method of accounting whereby the Company’s investment was established based on the Company’s historical basis and is adjusted for the Company’s share of undistributed net income or net loss. The Company’s share of Fiserv Insurance’s net income is reported as income from investment in unconsolidated affiliate, and the revenues and expenses of Fiserv Insurance after July 14, 2008 are not included in the Company’s consolidated statement of income. The Company’s consolidated financial statements for all periods prior to July 14, 2008 include the revenues, expenses, assets, liabilities and cash flows of Fiserv Insurance. The Company’s investment in and advances to Fiserv Insurance, totaling $211 million at December 31, 2008, are reported within other long-term assets in the consolidated balance sheet.

4. Dispositions

Fiserv Health

On January 10, 2008, the Company completed the sale of a majority of its health businesses to UnitedHealthcare Services, Inc. for total cash proceeds of $735 million. In 2008, the Company recognized an after-tax gain on sale of $100 million, including income taxes of $220 million, for this transaction.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

Fiserv ISS

In 2007, the Company signed definitive agreements to sell its Investment Support Services segment in two separate transactions. On February 4, 2008, the Company completed the first transaction by selling Fiserv Trust Company and the accounts of the Company’s institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. for $273 million in cash at closing. In 2008, the Company recognized an after-tax gain on sale of $130 million, including income taxes of $70 million, for this transaction, which does not include the Company’s receipt of an earnout payment expected to be received in 2009.

In the second transaction, Robert Beriault Holdings, Inc., an entity controlled by the current president of Fiserv ISS, has agreed to acquire the remaining accounts and net capital of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for net book value. This portion of the Fiserv ISS disposition remains subject to customary closing conditions and regulatory approval from the FDIC.

Other

In 2008 and 2007, the Company completed the sale of two lending businesses in its Financial segment and two insurance businesses which did not result in a significant net gain or loss.

In 2006, the Company recognized a $7 million after-tax gain for the receipt of a contingent payment related to the Company’s sale of its securities clearing businesses which was completed in 2005.

The assets and liabilities, results of operations and cash flows of Fiserv Health, Fiserv ISS and the Company’s other dispositions have been reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. Summarized financial information for discontinued operations was as follows for the years ended December 31:

(In millions)	2008	2007	2006
Total revenues	$134	$1,124	$1,000

(Loss) income before income taxes	(9)	41	84
Income tax benefit (provision)	3	(16)	(31)
Gain on sale, net of income taxes	229	—	7

Income from discontinued operations	$223	$25	$60

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

Assets and liabilities of discontinued operations are presented separately as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets, and consisted of the following at December 31:

(In millions)	2008	2007
Cash and cash equivalents	$36	$149
Trade accounts receivable, net	9	98
Prepaid expenses and other assets	5	48
Investments	891	1,888
Property and equipment, net	3	25
Intangible assets, net	2	475

Assets of discontinued operations held for sale	$946	$2,683

Trade accounts payable and other liabilities	$2	$201
Retirement account deposits	829	1,911

Liabilities of discontinued operations held for sale	$831	$2,112

As of December 31, 2008, assets and liabilities of discontinued operations held for sale represent those of Fiserv ISS, which acts as a custodian for self-directed individual retirement accounts. Fiserv ISS accepts retirement account deposits from clients and invests the funds in investment grade securities. Such amounts due to clients represent the primary source of funds for Fiserv ISS’ investments which, at December 31, 2008 and 2007, consisted of $818 million and $1.44 billion, respectively, of mortgage-backed obligations which include GNMA, FNMA and FHLMC government agency mortgage-backed pass-through securities and collateralized mortgage obligations rated AAA by Standard and Poor’s, and $73 million and $448 million, respectively, of money market mutual funds. Gross unrealized gains and losses on this investment portfolio totaled $16 million and $1 million, respectively, at December 31, 2008 and $3 million and $63 million, respectively, at December 31, 2007.

5. Long-Term Debt

The Company’s outstanding long-term debt was as follows at December 31:

(In millions)	2008	2007
Revolving credit facility	$100	$840
Senior term loan	2,250	2,500
Senior notes	1,748	1,998
Other borrowings	7	67

Total debt	4,105	5,405
Less: current maturities	(255)	(510)

Long-term debt	$3,850	$4,895

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

The estimated fair value of total debt was $3.9 billion and $5.4 billion at December 31, 2008 and 2007, respectively. Annual principal payments required under the terms of the long-term debt agreements were as follows at December 31, 2008 (in millions):

Years ending December 31,
2009	$255
2010	377
2011	475
2012	2,499
2013	—
Thereafter	499

Total	$4,105

Revolving Credit Facility

The Company maintains a $900 million unsecured revolving credit facility with a syndicate of banks. The facility bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees or compensating balance requirements under this facility. The revolving credit facility, as amended, contains various restrictions and covenants that require the Company, among other things, to limit its consolidated indebtedness to no more than a specified multiple (ranging between 3.5 and 4.5) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments, and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The facility expires on March 24, 2011. The Company was in compliance with all debt covenants in 2008. The weighted-average variable interest rate on revolving credit facility borrowings was 1.9% at December 31, 2008. At December 31, 2008, the Company’s outstanding borrowings on this facility were $100 million and available borrowings were $784 million.

Senior Term Loan

In December 2007, the Company borrowed $2.5 billion under an unsecured senior term loan facility with a syndicate of banks. This term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate, and matures in November 2012. A scheduled principal payment of $250 million is due in December 2009, payments of $375 million are due in December 2010 and 2011, and the remaining principal of $1.25 billion is due in November 2012. The weighted-average variable interest rate on the term loan borrowings was 2.1% at December 31, 2008. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above.

Senior Notes

In November 2007, the Company issued $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to these notes are subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit: the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person; the Company’s and certain of its subsidiaries’ ability to create or assume liens; and the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, the Company maintains a series of interest rate swap agreements (“Swaps”) with total notional values of $1.75 billion and $1.9 billion at December 31, 2008 and 2007, respectively. The Swaps have been designated by the Company as cash flow hedges, effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.5% prior to financing spreads and related fees, and have expiration dates through September 2012. The fair values of the Swaps, which totaled $138 million and $41 million at December 31, 2008 and 2007, respectively, were recorded as liabilities in the consolidated balance sheets. In 2008 and 2007, interest expense of $1 million was recognized in each year due to hedge ineffectiveness and, no amounts were excluded from the assessment of hedge effectiveness. Based on the amounts recorded in shareholders’ equity as accumulated other comprehensive loss at December 31, 2008, the Company estimates that it will recognize approximately $50 million in interest expense during 2009 related to interest rate hedge contracts.

6. Income Taxes

A reconciliation of income tax computed at the statutory federal tax rate to the income tax provision from continuing operations is as follows:

(In millions)	2008	2007	2006
Statutory federal tax rate	35%	35%	35%
Tax computed at statutory rate	$217	$234	$219
State income taxes, net of federal effect	23	21	20
Basis difference on sale of businesses	41	—	—
Other, net	(2)	1	(3)

Income tax provision	$279	$256	$236

The income tax provision for continuing operations was as follows:

(In millions)	2008	2007	2006
Current:
Federal	$237	$199	$189
State	43	32	29
Foreign	3	5	4

	283	236	222

Deferred:
Federal	(2)	24	20
State	1	2	—
Foreign	(3)	(6)	(6)

	(4)	20	14

Income tax provision	$279	$256	$236

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2008	2007
Accrued expenses	$67	$55
Interest rate hedge contracts	59	26
Share-based compensation	21	15
Net operating loss and credit carry-forwards	51	76
Other	54	67

Total deferred tax assets	252	239

Software development costs	(54)	(44)
Intangible assets	(634)	(671)
Other	(23)	(27)

Total deferred tax liabilities	(711)	(742)

Total	$(459)	$(503)

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2008	2007
Current assets	$71	$71
Noncurrent liabilities	(530)	(574)

Total	$(459)	$(503)

Unrecognized tax benefits were as follows:

(In millions)	2008	2007
Unrecognized tax benefits—Beginning of year	$60	$23
Increases for tax positions taken during the current year	11	4
Increases for tax positions taken in prior years	1	4
Assumed in acquisitions	9	32
Settlements with taxing authorities	(1)	(1)
Lapse of the statute of limitations	(3)	(2)

Unrecognized tax benefits—End of year	$77	$60

As of December 31, 2008, unrecognized tax benefits, net of federal and state benefits, of $38 million and $5 million would affect the effective tax rate from continuing operations and discontinued operations, respectively, if recognized. Settlements with taxing authorities and lapse of the statute of limitations are expected to total approximately $19 million in 2009.

The Company classifies interest and penalties related to income taxes as components of its income tax provision. In 2008 and 2007, the income tax provision from continuing operations included $2 million and less than $1 million, respectively, related to interest and penalties on unrecognized tax benefits accounted for under FIN 48. Accrued interest and penalties related to unrecognized tax benefits totaled $18 million and $15 million as of December 31, 2008 and 2007, respectively.

The Company’s federal tax returns for 2004 through 2008 and tax returns in certain states and foreign jurisdictions for 2001 through 2008 remain subject to examination by taxing authorities.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

At December 31, 2008, the Company had federal net operating loss carry-forwards of $73 million, which expire in 2014 through 2027, state net operating loss carry-forwards of $205 million, which expire in 2009 through 2028, and foreign net operating loss carry-forwards of $77 million, of which $18 million expire in 2013 through 2017 and the remainder of which do not expire.

7. Employee Stock and Savings Plans

Stock Plans

The Company recognizes share-based compensation expense for stock options, restricted stock awards, shares received by employees under the Company’s employee stock purchase plan and similar awards based on the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. The Company recognizes the fair value of share-based compensation awards in cost of processing and services, cost of product and selling, general and administrative expense in its consolidated statements of income on a straight-line basis over the vesting period of the underlying awards.

The Company’s share-based compensation primarily consists of the following:

Stock Options—The Company generally grants stock options to employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant, which are typically in the first quarter of the year. Stock options granted in 2008 generally vest over a three year period beginning on the first anniversary of the grant date and stock options granted prior to 2008 generally vest 20% on the date of grant and 20% each year thereafter. All stock options expire ten years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period of the stock option award.

Restricted Stock Units—The Company awards restricted stock units to employees and non-employee directors. The Company recognizes compensation expense for restricted stock units based on the market price on the date of award over the period during which the awards vest.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan that allows eligible employees to purchase a limited number of shares of common stock each quarter through payroll deductions at 85% of the closing price of the Company’s common stock on the last business day of each calendar quarter. The Company recognizes compensation expense related to the 15% discount on the purchase date.

Share-based compensation expense recorded for continuing operations was $34 million, $23 million and $26 million during 2008, 2007 and 2006, respectively. The income tax benefits in income from continuing operations related to share-based compensation totaled $12 million, $8 million and $9 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, the total remaining unrecognized compensation cost related to continuing operations for unvested stock options and restricted stock awards, net of estimated forfeitures, of $50 million is expected to be recognized over a weighted-average period of 2.8 years.

The weighted-average estimated fair value of stock options granted during 2008, 2007 and 2006 was $20.56, $21.07 and $13.46 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2008	2007	2006
Expected life (in years)	6.4	6.0	5.0
Average risk-free interest rate	3.2%	4.6%	4.7%
Expected volatility	31.1%	30.7%	30.5%
Expected dividend yield	0%	0%	0%

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

The Company determined the expected life of stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility is determined using a weighted-average of implied market volatility combined with historical volatility. The Company believes that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility.

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding—December 31, 2007	7,644	$39.15
Granted	1,453	54.07
Forfeited	(264)	48.91
Exercised	(1,908)	36.38

Outstanding—December 31, 2008	6,925	$42.67	6.0	$12

Exercisable—December 31, 2008	4,409	$37.78	4.5	$12

A summary of restricted stock award activity is as follows:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Restricted stock balance, December 31, 2007	623	$46.91
Granted	353	53.28
Forfeited	(65)	53.52
Vested	(223)	49.96

Restricted stock balance, December 31, 2008	688	$48.79

The table below presents additional information related to stock option and restricted stock award activity:

(In millions)	2008	2007	2006
Total intrinsic value of stock options exercised	$30	$71	$44
Cash received from stock option exercises	23	40	22
Gross income tax benefit from the exercise of stock options	11	26	16
Fair value of restricted stock upon vesting	8	1	1

As of December 31, 2008, 8.3 million share-based awards were available for grant under the Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.7 million, 0.6 million and 0.6 million shares in 2008, 2007 and 2006, respectively. As of January 1, 2009, there were 1.1 million shares available for issuance under the employee stock purchase plan.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

Employee Savings Plans

The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries, subject to certain limitations. The Company makes matching contributions, subject to certain limitations, and makes discretionary contributions based upon the attainment of specified financial results. Beginning in 2009, Company contributions vest after two years of employee service. Company contributions charged to continuing operations under these plans were $33 million, $45 million and $51 million in 2008, 2007 and 2006, respectively.

8. Leases, Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows as of December 31, 2008 (in millions):

Years Ending December 31,
2009	$94
2010	74
2011	58
2012	39
2013	28
Thereafter	44

Total	$337

Rent expense charged to continuing operations for all operating leases was approximately $127 million, $97 million and $97 million during 2008, 2007 and 2006, respectively.

Commitments and Contingencies

Stambler Litigation

In July 2008, Leon Stambler filed a patent infringement complaint against Fiserv, Inc. and its subsidiary, CheckFree Corporation, in the United States District Court for the Eastern District of Texas styled as Leon Stambler v. Fiserv, Inc. and CheckFree Corporation. The complaint alleges that Fiserv and CheckFree infringe two patents allegedly owned by plaintiff by providing secure online banking services, including but not limited to online bill pay, through websites and through the provision of products and services to financial institutions. The plaintiff seeks an award of damages, including interest, as relief for any past and ongoing alleged infringement activities, costs and attorneys’ fees, and any other relief deemed appropriate by the court.

In May 2008 and December 2008, Leon Stambler filed related patent infringement complaints in the same forum against a number of financial institutions and their holding companies, as well as against a number of other providers of technology to the financial services industry. Those related cases are styled as: Leon Stambler v. JPMorgan Chase & Co., et al. and Leon Stambler v. Merrill Lynch & Co., Inc., et al. Those complaints allege that the defendants infringe the same two patents by providing secure online banking products and/or services, including but not limited to online bill pay and secure funds transfer products and/or services. The plaintiff seeks an award of damages, including interest, related to defendants’ alleged infringing activities and recovery of costs and attorneys’ fees, as well as a permanent injunction against any future infringing conduct. A number of financial institution defendants in these cases have requested indemnification from Fiserv, Inc. and/or CheckFree Corporation for products and services provided by the Company.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

In its answer to the court, the Company has denied plaintiff’s allegations of infringement and intends to contest these suits vigorously. At this time, the Company does not expect these claims to have a material adverse effect on the consolidated financial statements of the Company, but it is unable to predict with certainty the ultimate outcome of these matters.

Other Litigation

In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the consolidated financial statements of the Company.

Electronic Payments Transactions

In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable merchants. These subscriber funds are generally invested in short-term instruments that are guaranteed by the United States government. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment activity, and totaled approximately $1.1 billion as of December 31, 2008.

9. Business Segment Information

The Company acquired CheckFree on December 3, 2007. In connection with the integration of CheckFree and the significant expansion of the Company’s payments related businesses, along with associated organizational changes, the Company reclassified its reporting segments for all periods presented to align them with how the chief operating decision maker of the Company currently manages the business. As a result, effective January 1, 2008, the Company’s operations comprise the Financial, Payments, Insurance and Corporate and Other segments. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Payments segment provides products and services that address a range of technology needs for the financial services industry, including: Internet banking, electronic bill payment, electronic funds transfer and debit processing, fraud and risk management capabilities, card and print personalization services, check imaging, and investment account processing services for separately managed accounts. In 2008, the Company completed the sale of a 51% interest in substantially all of the businesses in the Insurance segment. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2008, 2007 and 2006

(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
2008
Processing and services revenue	$1,960	$1,542	$121	$(7)	$3,616
Product revenue	184	589	392	(42)	1,123

Total revenues	2,144	2,131	513	(49)	4,739
Operating income	535	579	44	(268)	890
Identifiable assets	2,312	5,712	—	361	8,385
Capital expenditures	96	94	7	2	199
Depreciation and amortization expense	96	88	6	172	362

2007
Processing and services revenue	$1,848	$594	$227	$(1)	$2,668
Product revenue	202	476	577	(26)	1,229

Total revenues	2,050	1,070	804	(27)	3,897
Operating income	515	253	78	(107)	739
Identifiable assets	2,297	5,888	795	183	9,163
Capital expenditures	83	55	10	8	156
Depreciation and amortization expense	90	45	9	42	186

2006
Processing and services revenue	$1,792	$454	$223	$(3)	$2,466
Product revenue	195	409	483	(9)	1,078

Total revenues	1,987	863	706	(12)	3,544
Operating income	421	202	110	(66)	667
Identifiable assets	1,553	1,180	697	83	3,513
Capital expenditures	100	44	15	1	160
Depreciation and amortization expense	95	36	9	27	167

A reconciliation of business segment identifiable assets to the consolidated balance sheets is as follows:

(In millions)	2008	2007
Business segments	$8,385	$9,163
Assets of discontinued operations held for sale	946	2,683

Total assets	$9,331	$11,846

Revenues to clients outside the United States comprised approximately 5%, 5% and 4% of total revenues in 2008, 2007 and 2006, respectively. No single client accounted for more than 5%, 3% or 3% of total revenues in 2008, 2007 and 2006, respectively.

10. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally guarantee the Company’s indebtedness under its revolving credit facility, senior term loan, and senior notes. The following condensed consolidating financial information is presented on the equity method and reflects the summarized financial information for (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis.

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$1	$2,456	$1,232	$(73)	$3,616
Product	—	623	525	(25)	1,123

Total revenues	1	3,079	1,757	(98)	4,739

Expenses:
Cost of processing and services	1	1,426	757	(85)	2,099
Cost of product	2	479	457	(21)	917
Selling, general and administrative	107	457	269	—	833

Total expenses	110	2,362	1,483	(106)	3,849

Operating income (loss)	(109)	717	274	8	890
Interest expense, net	(118)	(116)	(13)	—	(247)
Loss on sale of businesses	—	(3)	(21)	—	(24)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(227)	598	240	8	619
Income tax (provision) benefit	87	(229)	(134)	(3)	(279)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	6	—	6

Income (loss) from continuing operations	(140)	369	112	5	346
Equity in earnings of consolidated affiliates	709	—	—	(709)	—
Income from discontinued operations, net of income taxes	—	—	223	—	223

Net income	$569	$369	$335	$(704)	$569

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$2	$1,693	$1,013	$(40)	$2,668
Product	1	559	692	(23)	1,229

Total revenues	3	2,252	1,705	(63)	3,897

Expenses:
Cost of processing and services	(7)	1,039	650	(43)	1,639
Cost of product	1	409	595	(26)	979
Selling, general and administrative	85	244	211	—	540

Total expenses	79	1,692	1,456	(69)	3,158

Operating income (loss)	(76)	560	249	6	739
Interest expense, net	(43)	3	(29)	—	(69)

Income (loss) from continuing operations before income taxes	(119)	563	220	6	670
Income tax (provision) benefit	46	(218)	(82)	(2)	(256)

Income (loss) from continuing operations	(73)	345	138	4	414
Equity in earnings of consolidated affiliates	512	—	—	(512)	—
Income from discontinued operations, net of income taxes	—	—	25	—	25

Net income	$439	$345	$163	$(508)	$439

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2006

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$(1)	$1,563	$917	$(13)	$2,466
Product	1	498	588	(9)	1,078

Total revenues	—	2,061	1,505	(22)	3,544

Expenses:
Cost of processing and services	(7)	984	610	(14)	1,573
Cost of product	—	355	499	(15)	839
Selling, general and administrative	73	217	175	—	465

Total expenses	66	1,556	1,284	(29)	2,877

Operating income (loss)	(66)	505	221	7	667
Interest expense, net	(7)	(4)	(30)	—	(41)

Income (loss) from continuing operations before income taxes	(73)	501	191	7	626
Income tax (provision) benefit	28	(190)	(71)	(3)	(236)

Income (loss) from continuing operations	(45)	311	120	4	390
Equity in earnings of consolidated affiliates	495	—	—	(495)	—
Income (loss) from discontinued operations, net of income taxes	—	(1)	61	—	60

Net income	$450	$310	$181	$(491)	$450

FISERV, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$32	$106	$94	$—	$232
Trade accounts receivable, net	(1)	389	213	—	601
Prepaid expenses and other current assets	76	145	145	—	366
Assets of discontinued operations held for sale	—	—	946	—	946

Total current assets	107	640	1,398	—	2,145

Investments in affiliates	2,736	—	—	(2,736)	—
Goodwill and intangible assets, net	—	5,575	955	—	6,530
Other long-term assets	59	302	295	—	656

Total assets	$2,902	$6,517	$2,648	$(2,736)	$9,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$360	$531	$325	$—	$1,216
Liabilities of discontinued operations held for sale	—	—	831	—	831

Total current liabilities	360	531	1,156	—	2,047

Long-term debt	3,849	1	—	—	3,850
Due to (from) affiliates	(4,264)	3,880	384	—	—
Other long-term liabilities	363	523	(46)	—	840

Total liabilities	308	4,935	1,494	—	6,737

Total shareholders’ equity	2,594	1,582	1,154	(2,736)	2,594

Total liabilities and shareholders’ equity	$2,902	$6,517	$2,648	$(2,736)	$9,331

FISERV, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$41	$132	$124	$—	$297
Trade accounts receivable, net	(5)	393	448	—	836
Prepaid expenses and other current assets	95	138	191	—	424
Assets of discontinued operations held for sale	—	—	2,683	—	2,683

Total current assets	131	663	3,446	—	4,240

Investments in affiliates	7,361	—	—	(7,361)	—
Goodwill and intangible assets, net	1	5,765	1,341	—	7,107
Other long-term assets	33	314	152	—	499

Total assets	$7,526	$6,742	$4,939	$(7,361)	$11,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$558	$549	$532	$—	$1,639
Liabilities of discontinued operations held for sale	—	—	2,112	—	2,112

Total current liabilities	558	549	2,644	—	3,751

Long-term debt	4,887	5	3	—	4,895
Due to (from) affiliates	(695)	(427)	1,122	—	—
Other long-term liabilities	309	462	(38)	—	733

Total liabilities	5,059	589	3,731	—	9,379

Total shareholders’ equity	2,467	6,153	1,208	(7,361)	2,467

Total liabilities and shareholders’ equity	$7,526	$6,742	$4,939	$(7,361)	$11,846

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(3)	$598	$180	$—	$775

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(144)	(55)	2	(199)
Payment for acquisitions of businesses, net of cash acquired	(14)	(30)	(41)	—	(85)
Proceeds from sale of businesses, net of cash sold and expenses paid	—	1	497	—	498
Other investing activities	1	(439)	(557)	987	(8)

Net cash provided by (used in) investing activities from continuing operations	(15)	(612)	(156)	989	206

Cash flows from financing activities:
Repayments of long-term debt, net	(1,240)	(8)	(55)	—	(1,303)
Purchases of treasury stock	(441)	—	—	—	(441)
Other financing activities	1,027	(8)	1	(989)	31

Net cash used in financing activities from continuing operations	(654)	(16)	(54)	(989)	(1,713)

Net change in cash and cash equivalents from continuing operations	(672)	(30)	(30)	—	(732)
Net cash transactions transferred from discontinued operations	663	4	—	—	667
Beginning balance	41	132	124	—	297

Ending balance	$32	$106	$94	$—	$232

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2007

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(40)	$465	$135	$5	$565

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(94)	(60)	—	(156)
Payment for acquisitions of businesses, net of cash acquired	(4,296)	(88)	51	—	(4,333)
Other investing activities	—	(51)	(12)	82	19

Net cash used in investing activities from continuing operations	(4,298)	(233)	(21)	82	(4,470)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	4,634	(169)	(3)	—	4,462
Purchases of treasury stock	(469)	—	—	—	(469)
Other financing activities	134	(10)	(6)	(87)	31

Net cash provided by (used in) financing activities from continuing operations	4,299	(179)	(9)	(87)	4,024

Net change in cash and cash equivalents from continuing operations	(39)	53	105	—	119
Net cash transactions transferred from discontinued operations	56	6	—	—	62
Beginning balance	24	73	19	—	116

Ending balance	$41	$132	$124	$—	$297

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(4)	$403	$138	$4	$541

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	—	(98)	(62)	—	(160)
Payment for acquisitions of businesses, net of cash acquired	(40)	(40)	(107)	—	(187)
Other investing activities	—	(275)	(5)	279	(1)

Net cash used in investing activities from continuing operations	(40)	(413)	(174)	279	(348)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	131	(2)	9	—	138
Purchases of treasury stock	(560)	—	—	—	(560)
Other financing activities	332	3	(3)	(283)	49

Net cash (used in) provided by financing activities from continuing operations	(97)	1	6	(283)	(373)

Net change in cash and cash equivalents from continuing operations	(141)	(9)	(30)	—	(180)
Net cash transactions transferred from discontinued operations	144	—	6	—	150
Beginning balance	21	82	43	—	146

Ending balance	$24	$73	$19	$—	$116

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiserv, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, WI

February 26, 2009

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarters				Total
(In millions, except per share data)	First	Second	Third	Fourth
2008
Revenues:
Processing and services	$943	$947	$874	$852	$3,616
Product	363	345	206	209	1,123

Total revenues	1,306	1,292	1,080	1,061	4,739

Expenses:
Cost of processing and services	558	553	500	488	2,099
Cost of product	307	296	162	152	917
Selling, general and administrative	211	216	204	202	833

Total expenses	1,076	1,065	866	842	3,849

Operating income	230	227	214	219	890
Interest expense, net	(69)	(61)	(57)	(60)	(247)
(Loss) gain on sale of businesses	—	—	19	(43)	(24)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	161	166	176	116	619
Income tax provision	(62)	(64)	(105)	(48)	(279)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	3	3	6

Income from continuing operations	99	102	74	71	346
Income (loss) from discontinued operations, net of income taxes	230	(2)	4	(9)	223

Net income	$329	$100	$78	$62	$569

Net income (loss) per share—basic:
Continuing operations	$0.61	$0.62	$0.45	$0.45	$2.14
Discontinued operations	1.40	(0.01)	0.03	(0.06)	1.37

Total	$2.00	$0.61	$0.48	$0.39	$3.51

Net income (loss) per share—diluted:
Continuing operations	$0.60	$0.62	$0.45	$0.45	$2.12
Discontinued operations	1.39	(0.01)	0.03	(0.06)	1.36

Total	$1.99	$0.60	$0.48	$0.39	$3.49

	Quarters
(In millions, except per share data)	First	Second	Third	Fourth	Total
2007
Revenues:
Processing and services	$637	$649	$647	$735	$2,668
Product	298	284	277	370	1,229

Total revenues	935	933	924	1,105	3,897

Expenses:
Cost of processing and services	397	394	389	459	1,639
Cost of product	236	225	223	295	979
Selling, general and administrative	124	127	120	169	540

Total expenses	757	746	732	923	3,158

Operating income	178	187	192	182	739
Interest expense, net	(9)	(12)	(12)	(36)	(69)

Income from continuing operations before income taxes	169	175	180	146	670
Income tax provision	(66)	(67)	(68)	(55)	(256)

Income from continuing operations	103	108	112	91	414
Income from discontinued operations, net of income taxes	11	—	9	5	25

Net income	$114	$108	$121	$96	$439

Net income per share—basic:
Continuing operations	$0.61	$0.64	$0.68	$0.55	$2.48
Discontinued operations	0.06	—	0.06	0.04	0.15

Total	$0.67	$0.65	$0.73	$0.59	$2.64

Net income per share—diluted:
Continuing operations	$0.60	$0.63	$0.67	$0.55	$2.45
Discontinued operations	0.06	—	0.05	0.04	0.15

Total	$0.66	$0.64	$0.73	$0.58	$2.60

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting

There were no other changes in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, WI

February 26, 2009

Item 9B. Other Information

On February 26, 2009, Jeffery W. Yabuki entered into Amendment No. 1 to Amended and Restated Employment Agreement. The amendment, which is filed herewith as Exhibit 10.24, clarifies that, in the event of a conflict between the terms of Mr. Yabuki’s employment agreement and the terms of an equity award agreement, his employment agreement will control. On the same date, the compensation committee of the board of directors approved new forms of restricted stock unit and option award agreements. The new agreements, which are filed herewith as Exhibits 10.13, 10.14, 10.15, and 10.16, modify the period of time within which an option may be exercised following retirement and provide that a change in status from a full-time employee to a qualified part-time employee generally does not result in the loss of an award.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning our executive officers included in this report under the caption “Executive Officers of the Registrant” beginning on page 16, which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “Continuing Directors,” “Nominating and Corporate Governance Committee—Nominations of Directors,” “Shareholder Proposals for the 2010 Annual Meeting,” “Audit Committee—Membership and Responsibilities,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Our board of directors has adopted a Code of Conduct that applies to all of our directors and employees, including our chief executive officer, chief financial officer, corporate controller and other persons performing similar functions. We have posted a copy of our Code of Conduct on the “Investors—Corporate Governance” section of our website at www.fiserv.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “Corporate Governance” section of our website at www.fiserv.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2008,” “Outstanding Equity Awards at December 31, 2008,” “Option Exercises and Stock Vested During 2008,” “Potential Payments Upon Termination or Change in Control,” and “Compensation of Directors” in our definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance—Director Independence” and “Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons” in our definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December  31, 2008.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Audit Fees” in our definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedule

The following financial statement schedule is included in this Annual Report on Form 10-K:

Page
Schedule II—Valuation and Qualifying Accounts	72

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2009.

FISERV, INC.

By:	/S/ JEFFERY W. YABUKI
Jeffery W. Yabuki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2009.

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

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(in millions)

	Beginning Balance	Charged to Expense	Write-offs	Acquisitions	Sale of Businesses	Ending Balance
2008	$63	$24	$(28)	$—	$(47)	$12
2007	33	32	(29)	27	—	63
2006	29	31	(28)	1	—	33

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Stock Subscription and Purchase Agreement by and among Trident FIS Holdings, LLL, Trident FIS PF Holdings, LLC, Insurance Solutions Holdings, Inc., Insurance Solutions Group, Inc., Fiserv, Inc. and Fiserv Insurance Holdings, Inc., dated as of July 1, 2008 (1)

2.2	Amended and Restated Stock Purchase Agreement, dated as of March 28, 2008, between Fiserv, Inc. and Robert Beriault Holdings, Inc. (2)

3.1	Restated Articles of Incorporation (3)

3.2	Amended and Restated Bylaws (4)

4.1	Credit Agreement, dated as of March 24, 2006, among Fiserv, Inc., certain foreign subsidiaries thereof from time to time parties thereto and the financial institutions parties thereto (5)

4.2	Amendment No. 1 to Credit Agreement, dated as of November 9, 2007, among Fiserv, Inc. and the financial institutions parties thereto (6)

4.3	Loan Agreement, dated as of November 9, 2007, among Fiserv, Inc. and the financial institutions parties thereto (6)

4.4	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)

4.5	First Supplemental Indenture, dated as of November 20, 2007, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)

4.6	Second Supplemental Indenture, dated as of November 20, 2007, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (9)*

10.2	Amendment to Fiserv, Inc. Stock Option and Restricted Stock Plan (10)*

10.3	Fiserv, Inc. 2007 Omnibus Incentive Plan (3)*

10.4	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan (11)*

Fiserv, Inc. Stock Option and Restricted Stock Plan Forms of Award Agreements

10.5	– Form of Amendment to Stock Option Agreement (10)*

10.6	– Form of Director Restricted Stock Agreement (12)*

10.7	– Form of Employee Restricted Stock Agreement (13)*

10.8	– Form of Non-Qualified Stock Option Agreement for Outside Directors (12)*

10.9	– Form of Employee Non-Qualified Stock Option Agreement for Employee Directors (12)*

10.10	– Form of Employee Non-Qualified Stock Option Agreement for Senior Management (13)*

Fiserv, Inc. 2007 Omnibus Incentive Plan Forms of Award Agreements

10.11	– Form of Restricted Stock Agreement (Non-Employee Director) (3)*

10.12	– Form of Restricted Stock Agreement (Employee) (3)*

10.13	– Form of Restricted Stock Unit Agreement (Non-Employee Director)*

Exhibit Number	Exhibit Description
10.14	– Form of Restricted Stock Unit Agreement (Senior Management)*

10.15	– Form of Non-Qualified Stock Option Agreement (Non-Employee Director)*

10.16	– Form of Non-Qualified Stock Option Agreement (Senior Management)*

10.17	– Form of Non-Qualified Stock Option Agreement (Special Equity Award 2008) (15)*

CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan Forms of Award Agreements

10.18	– Form of Nonstatutory Stock Option Agreement (11)*

10.19	– Form of Incentive Stock Option Agreement (11)*

10.20	Form of Amended and Restated Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of James Cox, Thomas Hirsch, Steve Olsen, Charles Sprague and Thomas Warsop (16)*

10.21	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Thomas Warsop (16)*

10.22	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Steve Olsen*

10.23	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (16)*

10.24	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 26, 2009, between Fiserv, Inc. and Jeffery W. Yabuki*

10.25	Amended and Restated Key Executive Employment and Severance Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (16)*

10.26	Employee Non-Qualified Stock Option Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (17)*

10.27	Employee Non-Qualified Stock Option Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (17)*

10.28	Employee Restricted Stock Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (17)*

10.29	Amendment to Employee Restricted Stock Agreement, dated March 30, 2006, between Fiserv, Inc. and Jeffery W. Yabuki (18)*

10.30	Amended and Restated Executive Employment Agreement between CheckFree Corporation and Peter J. Kight*

10.31	Retention Agreement, dated as of July 27, 2007, between CheckFree Corporation and Peter J. Kight (19)*

10.32	Amendment No. 1 to Retention Agreement, dated as of August 2, 2007, between CheckFree Corporation and Peter J. Kight (20)*

10.33	Amendment No. 2 to Retention Agreement, dated as of December 22, 2008, between CheckFree Corporation and Peter J. Kight*

10.34	Form of Non-Employee Director Indemnity Agreement (14)

10.35	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (14)*

10.36	Non-Employee Director Compensation Schedule*

21.1	Subsidiaries of Fiserv, Inc.

Exhibit Number	Exhibit Description
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 8, 2008, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 3, 2008, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 23, 2007, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2008, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 29, 2006, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2007, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-147309) filed on November 13, 2007, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 20, 2007, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on February 25, 2005, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2004, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2006, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008, and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008, and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 7, 2005, and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2006, and incorporated herein by reference.
(19)	Previously filed as an exhibit to CheckFree Corporation’s Current Report on Form 8-K filed on July 31, 2007, and incorporated herein by reference.
(20)	Previously filed as an exhibit to CheckFree Corporation’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.