Form 10-Q
period 2009-03-31
FISERV INC
filed 2009-05-07
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2009, there were 155,596,929 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Processing and services	$852	$943
Product	192	363

Total revenues	1,044	1,306

Expenses:
Cost of processing and services	483	558
Cost of product	142	307
Selling, general and administrative	201	211

Total expenses	826	1,076

Operating income	218	230
Interest expense, net	(54)	(69)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	164	161
Income tax provision	(63)	(62)
Income from investment in unconsolidated affiliate, net of income taxes	1	—

Income from continuing operations	102	99
Income from discontinued operations, net of income taxes	1	230

Net income	$103	$329

Net income per share - basic:
Continuing operations	$0.66	$0.61
Discontinued operations	0.01	1.40

Total	$0.66	$2.00

Net income per share - diluted:
Continuing operations	$0.65	$0.60
Discontinued operations	0.01	1.39

Total	$0.66	$1.99

Shares used in computing net income per share:
Basic	155.5	164.0
Diluted	156.0	165.4

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$312	$232
Trade accounts receivable, net	552	601
Deferred income taxes	62	71
Prepaid expenses and other current assets	307	295
Assets of discontinued operations held for sale	954	946

Total current assets	2,187	2,145

Property and equipment, net	294	303
Intangible assets, net	2,093	2,121
Goodwill	4,408	4,409
Other long-term assets	354	353

Total assets	$9,336	$9,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$94	$101
Accrued expenses	527	522
Deferred revenues	329	338
Current maturities of long-term debt	255	255
Liabilities of discontinued operations held for sale	835	831

Total current liabilities	2,040	2,047

Long-term debt	3,752	3,850
Deferred income taxes	527	530
Other long-term liabilities	309	310

Total liabilities	6,628	6,737

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 198.0 million and 197.9 million shares issued	2	2
Additional paid-in capital	709	706
Accumulated other comprehensive loss	(106)	(120)
Accumulated earnings	3,998	3,895
Treasury stock, at cost, 42.3 million and 42.0 million shares	(1,895)	(1,889)

Total shareholders’ equity	2,708	2,594

Total liabilities and shareholders’ equity	$9,336	$9,331

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$103	$329
Adjustment for discontinued operations	(1)	(230)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	48	52
Amortization of acquisition-related intangible assets	36	37
Share-based compensation	11	8
Deferred income taxes	3	7
Other non-cash items	(1)	(1)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	50	(2)
Prepaid expenses and other assets	4	5
Trade accounts payable and other liabilities	(17)	14
Deferred revenues	(12)	—

Net cash provided by operating activities from continuing operations	224	219

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(45)	(50)
Payment for acquisitions of businesses, net of cash acquired	—	(17)
Other investing activities	3	(30)

Net cash used in investing activities from continuing operations	(42)	(97)

Cash flows from financing activities:
Repayments of long-term debt, net	(101)	(632)
Issuance of common stock and treasury stock	10	16
Purchases of treasury stock	(25)	(94)
Other financing activities	4	5

Net cash used in financing activities from continuing operations	(112)	(705)

Net change in cash and cash equivalents from continuing operations	70	(583)
Net cash transactions transferred from discontinued operations	10	657
Beginning balance	232	297

Ending balance	$312	$371

Discontinued operations cash flow information:
Net cash provided by (used in) operating activities	$8	$(27)
Net cash provided by investing activities	1	789
Net cash (used in) provided by financing activities	(2)	54

Net change in cash and cash equivalents from discontinued operations	7	816
Net cash transactions transferred to continuing operations	(10)	(657)
Beginning balance - discontinued operations	36	149

Ending balance - discontinued operations	$33	$308

See notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month periods ended March 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. Fair Value Measurements

Assets and liabilities which are measured at fair value are classified in the following categories:

Level 1 – At March 31, 2009 and December 31, 2008, the fair values of available-for-sale investments in asset-backed securities of $14 million and $15 million, respectively, were based on quoted prices in active markets for identical instruments as of the reporting date.

Level 2 – At March 31, 2009 and December 31, 2008, the fair values of available-for-sale investments in asset-backed securities of $8 million and $10 million, respectively, and liabilities for interest rate hedge contracts of $131 million and $138 million, respectively, were based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. See Note 3 for Level 2 available-for-sale investments included in discontinued operations.

Level 3 – At March 31, 2009 and December 31, 2008, available-for-sale investments, included in other long-term assets, were valued at $24 million based on valuation models with unobservable pricing inputs and management estimates. Unrealized losses of $3 million were recorded in accumulated other comprehensive loss at March 31, 2009 and December 31, 2008.

3. Dispositions

Summarized financial information for discontinued operations was as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
Total revenues	$15	$64

Income (loss) before income taxes	2	(1)
Income tax provision	(1)	—
Gain on sale, net of income taxes	—	231

Income from discontinued operations	$1	$230

Fiserv Health

On January 10, 2008, the Company completed the sale of a majority of its health businesses to UnitedHealthcare Services, Inc. for cash proceeds of $721 million at closing. In the first quarter of 2008, the Company recognized an after-tax gain on sale of $91 million, including income taxes of $216 million, for this transaction.

Fiserv ISS

In 2007, the Company signed definitive agreements to sell its Investment Support Services segment (“Fiserv ISS”) in two separate transactions. On February 4, 2008, the Company completed the first transaction by selling Fiserv Trust Company and the accounts of the Company’s institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. for $273 million in cash at closing. In the first quarter of 2008, the Company recognized an after-tax gain on sale of $131 million, including income taxes of $73 million, for this transaction. This does not include an earnout payment which the Company expects to receive in 2009.

In the second transaction, Robert Beriault Holdings, Inc. (“Holdings”), an entity controlled by the current president of Fiserv ISS, has agreed to acquire the remaining accounts and certain assets and liabilities of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for net book value. On April 15, 2009, the Company entered into two agreements that modify the manner in which Fiserv ISS is to be sold in order to enhance the ability of the parties to complete the transaction. Notwithstanding the restructuring of the transaction, the assets proposed to be sold to Holdings pursuant to the transaction agreements are substantially similar to the assets which were proposed to be disposed of under the first amended and restated stock purchase agreement and, collectively, represent the remaining operating assets of Fiserv ISS. In addition, the aggregate amount to be received by the Company in connection with the sale of the remainder of Fiserv ISS is expected to be approximately equal to the amount to be received under the first amended and restated stock purchase agreement. This portion of the Fiserv ISS disposition remains subject to customary closing conditions and regulatory approval.

Other

In the first quarter of 2008, the Company recognized gains totaling $9 million, net of income taxes, related to the sale of two businesses in its lending division.

Assets and liabilities of discontinued operations are presented separately as assets and liabilities of discontinued operations held for sale in the condensed consolidated balance sheets and consisted of the following:

(In millions)	March 31, 2009	December 31, 2008
Cash and cash equivalents	$33	$36
Trade accounts receivable, net	8	9
Prepaid expenses and other assets	2	5
Investments	907	891
Property and equipment, net	2	3
Intangible assets, net	2	2

Assets of discontinued operations held for sale	$954	$946

Trade accounts payable and other liabilities	$8	$2
Retirement account deposits	827	829

Liabilities of discontinued operations held for sale	$835	$831

As of March 31, 2009 and December 31, 2008, assets and liabilities of discontinued operations held for sale represent those of Fiserv ISS, which acts as a custodian for self-directed individual retirement accounts. Fiserv ISS accepts retirement account deposits from clients and invests the funds in investment grade securities. Such deposits represent the primary source of funds for Fiserv ISS’ investments which, at March 31, 2009 and December 31, 2008, consisted of $821 million and $818 million, respectively, of mortgage-backed obligations which include GNMA, FNMA and FHLMC government agency mortgage-backed pass-through securities and collateralized mortgage obligations rated AAA by Standard and Poor’s, and $86 million and $73 million, respectively, of money market mutual funds. Gross unrealized gains and losses on this investment portfolio totaled $18 million and $2 million, respectively, at March 31, 2009 and $16 million and $1 million, respectively, at December 31, 2008. These investments are classified as Level 2 (see Note 2) and their fair values were based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

4. Share-Based Compensation

The Company recognized $11 million and $8 million of share-based compensation during the first quarter of 2009 and 2008, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the first quarter of 2009, the Company granted 1.4 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $12.40 and $32.78, respectively. During the first quarter of 2008, the Company granted 1.4 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $20.60 and $54.08, respectively.

5. Shares Used in Computing Net Income Per Share

Basic weighted-average outstanding shares used in calculating net income per share were 155.5 million and 164.0 million for the first quarter of 2009 and 2008, respectively. Diluted weighted-average outstanding shares used in calculating net income per share were 156.0 million and 165.4 million for the first quarter of 2009 and 2008, respectively, and included 0.5 million and 1.4 million common stock equivalents, respectively. For the first quarter of 2009 and 2008, stock options for 6.4 million shares and 1.9 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

6. Interest Rate Hedge Contracts

On January 1, 2009, the Company adopted Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” which expands the disclosure requirements of derivative instruments. To manage exposure to fluctuations in interest rates, the Company maintains a series of interest rate swap agreements (“Swaps”) with total notional values of $1.75 billion at March 31, 2009 and December 31, 2008. The Swaps have been designated by the Company as cash flow hedges, effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.5% prior to financing spreads and related fees, and have expiration dates through September 2012. The fair values of the Swaps, as discussed in Note 2, were recorded in other long-term liabilities and in accumulated other comprehensive loss, net of income taxes, on the condensed consolidated balance sheets. The components of other comprehensive income (loss) pertaining to interest rate hedge contracts are presented in Note 7. In the first quarter of 2009 and 2008, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2009, the Company estimates that it will recognize approximately $50 million in interest expense related to interest rate hedge contracts during the next twelve months.

7. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
Net income	$103	$329
Other comprehensive income (loss), net of income taxes:
Unrealized gains on investments	10	1
Fair market value adjustments on cash flow hedges	(3)	(36)
Reclassification adjustment for net realized (gains) losses on cash flow hedges included in interest expense	8	(1)
Foreign currency translation adjustments	(1)	—

Other comprehensive income (loss)	14	(36)

Comprehensive income	$117	$293

8. Litigation and Contingencies

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

9. Business Segment Information

The Company’s operations are comprised of the Financial Institutions Services (“Financial”) segment, the Payments and Industry Products (“Payments”) segment, and the Corporate and Other segment. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Payments segment provides products and services that address a range of technology needs for the financial services industry, including: Internet banking, electronic bill payment, electronic funds transfer and debit processing, fraud and risk management capabilities, card and print personalization services, check imaging, and investment account processing services for separately managed accounts. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations. In July 2008, the Company completed the sale of a 51% interest in substantially all of the businesses in its Insurance Services (“Insurance”) segment. Revenues and operating income for the Company’s reporting segments were as follows:

(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Three Months Ended March 31, 2009
Processing and services revenue	$466	$386		$—	$852
Product revenue	43	158		(9)	192

Total revenues	$509	$544		$(9)	$1,044

Operating income	$137	$155		$(74)	$218

Three Months Ended March 31, 2008
Processing and services revenue	$503	$390	$54	$(4)	$943
Product revenue	46	139	191	(13)	363

Total revenues	$549	$529	$245	$(17)	$1,306

Operating income	$138	$140	$18	$(66)	$230

10. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally guarantee the Company’s indebtedness under its revolving credit facility, senior term loan and senior notes. The following condensed consolidating financial information is presented on the equity method and reflects the summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis.

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$605	$264	$(17)	$852
Product	—	171	27	(6)	192

Total revenues	—	776	291	(23)	1,044

Expenses:
Cost of processing and services	2	336	158	(13)	483
Cost of product	—	130	26	(14)	142
Selling, general and administrative	25	118	58	—	201

Total expenses	27	584	242	(27)	826

Operating income (loss)	(27)	192	49	4	218
Interest (expense) income, net	10	(61)	(3)	—	(54)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(17)	131	46	4	164
Income tax (provision) benefit	6	(50)	(17)	(2)	(63)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	1	—	1

Income (loss) from continuing operations	(11)	81	30	2	102
Equity in earnings of consolidated affiliates	114	—	—	(114)	—
Income from discontinued operations, net of income taxes	—	—	1	—	1

Net income	$103	$81	$31	$(112)	$103

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$625	$335	$(17)	$943
Product	—	156	213	(6)	363

Total revenues	—	781	548	(23)	1,306

Expenses:
Cost of processing and services	(1)	367	212	(20)	558
Cost of product	—	115	197	(5)	307
Selling, general and administrative	22	114	75	—	211

Total expenses	21	596	484	(25)	1,076

Operating income (loss)	(21)	185	64	2	230
Interest expense, net	(59)	(1)	(9)	—	(69)

Income (loss) from continuing operations before income taxes	(80)	184	55	2	161
Income tax (provision) benefit	32	(72)	(21)	(1)	(62)

Income (loss) from continuing operations	(48)	112	34	1	99
Equity in earnings of consolidated affiliates	377	—	—	(377)	—
Income from discontinued operations, net of income taxes	—	—	230	—	230

Net income	$329	$112	$264	$(376)	$329

FISERV, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$74	$115	$123	$—	$312
Trade accounts receivable, net	—	369	183	—	552
Prepaid expenses and other current assets	65	146	158	—	369
Assets of discontinued operations held for sale	—	—	954	—	954

Total current assets	139	630	1,418	—	2,187

Investments in affiliates	2,916	—	—	(2,916)	—
Goodwill and intangible assets, net	1	5,552	948	—	6,501
Other long-term assets	57	301	290	—	648

Total assets	$3,113	$6,483	$2,656	$(2,916)	$9,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$419	$458	$328	$—	$1,205
Liabilities of discontinued operations held for sale	—	—	835	—	835

Total current liabilities	419	458	1,163	—	2,040

Long-term debt	3,749	1	2	—	3,752
Due to (from) affiliates	(4,539)	4,300	239	—	—
Other long-term liabilities	776	52	8	—	836

Total liabilities	405	4,811	1,412	—	6,628

Total shareholders’ equity	2,708	1,672	1,244	(2,916)	2,708

Total liabilities and shareholders’ equity	$3,113	$6,483	$2,656	$(2,916)	$9,336

FISERV, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$32	$106	$94	$—	$232
Trade accounts receivable, net	(1)	389	213	—	601
Prepaid expenses and other current assets	76	145	145	—	366
Assets of discontinued operations held for sale	—	—	946	—	946

Total current assets	107	640	1,398	—	2,145

Investments in affiliates	2,736	—	—	(2,736)	—
Goodwill and intangible assets, net	—	5,575	955	—	6,530
Other long-term assets	59	302	295	—	656

Total assets	$2,902	$6,517	$2,648	$(2,736)	$9,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$360	$531	$325	$—	$1,216
Liabilities of discontinued operations held for sale	—	—	831	—	831

Total current liabilities	360	531	1,156	—	2,047

Long-term debt	3,849	1	—	—	3,850
Due to (from) affiliates	(4,264)	3,880	384	—	—
Other long-term liabilities	363	523	(46)	—	840

Total liabilities	308	4,935	1,494	—	6,737

Total shareholders’ equity	2,594	1,582	1,154	(2,736)	2,594

Total liabilities and shareholders’ equity	$2,902	$6,517	$2,648	$(2,736)	$9,331

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$56	$90	$83	$(5)	$224

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(1)	(38)	(6)	—	(45)
Other investing activities	—	(42)	(51)	96	3

Net cash used in investing activities from continuing operations	(1)	(80)	(57)	96	(42)

Cash flows from financing activities:
Repayments of long-term debt, net	(100)	—	(1)	—	(101)
Purchases of treasury stock	(25)	—	—	—	(25)
Other financing activities	102	(1)	4	(91)	14

Net cash (used in) provided by financing activities from continuing operations	(23)	(1)	3	(91)	(112)

Net change in cash and cash equivalents from continuing operations	32	9	29	—	70
Net cash transactions transferred from discontinued operations	10	—	—	—	10
Beginning balance	32	106	94	—	232

Ending balance	$74	$115	$123	$—	$312

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$37	$146	$37	$(1)	$219

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(1)	(28)	(22)	1	(50)
Payment for acquisitions of businesses, net of cash acquired	(14)	(2)	(1)	—	(17)
Other investing activities	—	(135)	(40)	145	(30)

Net cash used in investing activities from continuing operations	(15)	(165)	(63)	146	(97)

Cash flows from financing activities:
(Repayments of) proceeds from long-term debt, net	(632)	(1)	1	—	(632)
Purchases of treasury stock	(94)	—	—	—	(94)
Other financing activities	162	3	1	(145)	21

Net cash (used in) provided by financing activities from continuing operations	(564)	2	2	(145)	(705)

Net change in cash and cash equivalents from continuing operations	(542)	(17)	(24)	—	(583)
Net cash transactions transferred from discontinued operations	657	3	(3)	—	657
Beginning balance	41	132	124	—	297

Ending balance	$156	$118	$97	$—	$371

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from the elimination of existing or potential clients due to consolidation or financial failures in the financial services industry or from decreased spending on the products and services we offer; our ability to complete, and the timing of and the proceeds from, the sale of the remainder of the Fiserv ISS business, including the risk that the conditions to the completion of the transaction may not be satisfied or the required regulatory approvals may not be obtained timely or at all; our ability to successfully integrate CheckFree’s operations; changes in client demand for our products or services; pricing or other actions by competitors; the potential impact of our Fiserv 2.0 initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2008 and in other documents that we file with the Securities and Exchange Commission. We urge you to consider these factors carefully in evaluating forward-looking statements and caution you not to place undue reliance upon forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We provide integrated information management and electronic commerce systems and services, including transaction processing, electronic bill payment and presentment, business process outsourcing, document distribution services, and software and systems solutions. Our operations are primarily in the United States and are comprised of our Financial Institution Services (“Financial”) segment, Payments and Industry Products (“Payments”) segment, and Corporate and Other segment. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Payments segment provides products and services that address a range of technology needs for the financial services industry, including: Internet banking, electronic bill payment, electronic funds transfer and debit processing, fraud and risk management capabilities, card and print personalization services, check imaging and investment account processing services for separately managed accounts. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations. In July 2008, we completed the sale of a 51% interest in substantially all of the businesses in the Insurance Services segment (“Fiserv Insurance”). As a result of this transaction, the revenues and expenses of Fiserv Insurance are no longer included in our consolidated revenues, expenses and operating income beginning July 15, 2008, but they are included for all prior periods.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our accompanying unaudited condensed consolidated financial statements and accompanying footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three-month period ended March 31, 2009 to the results for the three-month period ended March 31, 2008.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2009.

Results of Operations

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenues, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

	Three Months Ended March 31,
(In millions)			Percentage of Revenue (1)		Increase (Decrease)
	2009	2008	2009	2008	$	%
Revenues:
Processing and services	$852	$943	81.6%	72.2%	$(91)	(10)%
Product	192	363	18.4%	27.8%	(171)	(47)%

Total revenues	1,044	1,306	100.0%	100.0%	(262)	(20)%

Expenses:
Cost of processing and services	483	558	56.7%	59.2%	(75)	(13)%
Cost of product	142	307	74.0%	84.6%	(165)	(54)%

Sub-total	625	865	59.9%	66.2%	(240)	(28)%
Selling, general and administrative	201	211	19.3%	16.2%	(10)	(5)%

Total expenses	826	1,076	79.1%	82.4%	(250)	(23)%

Operating income	218	230	20.9%	17.6%	(12)	(5)%
Interest expense, net	(54)	(69)	(5.2)%	(5.3)%	(15)	(22)%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$164	$161	15.7%	12.3%	$3	2%

(1)	Each percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenues, except for cost of processing and services and cost of product amounts which are divided by the related component of revenues.

Total Revenues

	Three Months Ended March 31,
(In millions)				Corporate
	Financial	Payments	Insurance	and Other	Total
Total revenues:
2009	$509	$544	$—	$(9)	$1,044
2008	549	529	245	(17)	1,306

Revenue growth (decline)	$(40)	$15	$(245)	$8	$(262)
Revenue growth (decline) percentage	(7)%	3%	(100)%		(20)%

Total revenues decreased $262 million, or 20%, in the first quarter of 2009 compared to 2008, primarily due to our sale of a 51% interest in Fiserv Insurance in July 2008 which resulted in a $245 million, or 19%, decrease in total revenues compared to 2008. As a result of this transaction, the revenues of Fiserv Insurance are no longer included in our consolidated revenues beginning July 15, 2008, but they are included for all prior periods. Revenues from acquired companies contributed approximately $7 million to 2009 revenues.

Revenues in our Financial segment decreased $40 million, or 7%, in the first quarter of 2009 compared to 2008. Revenues in the segment declined by 3 percentage points due primarily to the significant downturn in the U.S. mortgage markets which resulted in a decline in home equity processing revenues of $19 million in 2009 from $42 million in 2008 to $23 million in 2009. In addition, segment revenues decreased by another 3 percentage points due to a $14 million decline in contract termination fee revenue from $15 million in 2008 to $1 million in 2009. Businesses in our Financial segment generally enter into three to five year contracts with clients that contain early contract termination fees. These fees are primarily generated when an existing client is acquired by another financial institution and can vary significantly from period to period based on the number and size of clients that are acquired and how early in the contract term a contract is terminated.

Revenues in our Payments segment increased $15 million, or 3%, in the first quarter of 2009 compared to 2008. This increase was primarily driven by new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our bill payment and electronic funds transfer businesses, along with strong growth in our output solutions business, including pass-through postage revenue.

Total Expenses

Total expenses decreased $250 million, or 23%, in the first quarter of 2009 compared to 2008. This decrease was primarily due to our sale of a 51% interest in Fiserv Insurance in July 2008 which resulted in a $227 million, or 21%, decrease in total expenses compared to 2008.

Cost of processing and services as a percentage of processing and services revenue decreased to 56.7% in the first quarter of 2009 from 59.2% in the comparable period in 2008. This decrease was primarily due to overall improvements in operating efficiencies as a result of improved business mix, reductions of variable expenses in businesses, such as home equity processing, that have been negatively impacted by market conditions and the implementation of strategic initiatives that continue to lower our overall cost structure.

Cost of product as a percentage of product revenue decreased to 74.0% in the first quarter of 2009 from 84.6% in the first quarter of 2008. This decrease was primarily due to our sale of a 51% interest in Fiserv Insurance, which generated historical overall operating margins of less than 10 percent, due primarily to the inclusion of prescription product costs in both product revenues and cost of product. Prescription product costs totaled $152 million in the first quarter of 2008 compared to no such costs in the first quarter of 2009.

Selling, general and administrative expenses decreased $10 million in the first quarter of 2009 compared to 2008. This decrease was primarily due to an $18 million decrease resulting from our sale of a 51% interest in Fiserv Insurance and was partially offset by $15 million of employee severance and related expenses associated with an announced reduction in force of approximately 700 employees, or 3.5% of our total workforce, in the first quarter of 2009.

Operating Income and Operating Margin

	Three Months Ended March 31,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Operating income:
2009	$137	$155	$—	$(74)	$218
2008	138	140	18	(66)	230

Operating income growth (decline)	$(1)	$15	$(18)	$(8)	$(12)
Operating income growth (decline) percentage	(1)%	11%	(100)%		(5)%

Operating margin:
2009	27.0%	28.5%	—		20.9%
2008	25.2%	26.5%	7.8%		17.6%
Operating margin growth (1)	1.8%	2.0%			3.3%

(1)	Represents the percentage point improvement in operating margin.

Total operating income decreased $12 million, or 5%, in the first quarter of 2009 compared to 2008 due primarily to the sale of a 51% interest in Fiserv Insurance which resulted in an $18 million decrease in operating income, or 8% of total operating income, in the first quarter of 2009. Operating margin increased 330 basis points in the first quarter of 2009, to 20.9%, from 17.6% in the comparable period in 2008 due to strong operating margin expansion in both of our operating segments, implementation of strategic initiatives that continue to lower our overall cost structure and our sale of a 51% interest in Fiserv Insurance which historically generated lower operating margins.

Operating income in our Financial segment decreased $1 million, or 1%, in the first quarter of 2009 compared to 2008. Operating margin increased 180 basis points in the first quarter of 2009 to 27.0% from 25.2% in the comparable period in 2008. The improvement in operating margin was primarily due to overall improvements in operating efficiencies and improved business mix. In addition, operating margin was favorably impacted by revenue growth and scale efficiencies in our bank and credit union account processing businesses and significant decreases in expenses in our home equity processing business, partially offset by the negative impact of a decrease in higher-margin contract termination fees.

Operating income in our Payments segment increased $15 million, or 11%, in the first quarter of 2009 compared to 2008. Operating margin improved 200 basis points to 28.5% in the first quarter of 2009 from 26.5% in the comparable period in 2008. The increases in operating income and operating margin in our Payments segment resulted primarily from synergy cost savings associated with our acquisition of CheckFree Corporation (“CheckFree”), improved operating leverage and scale efficiencies in our transaction processing electronic payments businesses and strong operating leverage in our output solutions business.

The operating loss in our Corporate and Other segment increased $8 million in the first quarter of 2009 compared to 2008. This increase was primarily due to $15 million of employee severance and related expenses recorded in the first quarter of 2009, partially offset by a $9 million decrease in merger and integration items associated with our acquisition of CheckFree.

Interest Expense, Net

Interest expense decreased $15 million to $54 million in the first quarter of 2009 compared to $69 million in 2008. This decrease was primarily due to decreases in total outstanding borrowings and interest rates during the first quarter of 2009 compared to the same period in 2008.

Income Tax Provision

The effective income tax rate for continuing operations was 38.2% and 38.5% in the first quarter of 2009 and 2008, respectively.

Income from Investment in Unconsolidated Affiliate

Due to our sale of a 51% interest in Fiserv Insurance in July 2008, we record our share of Fiserv Insurance’s net income, $1 million in the first quarter of 2009, as income from investment in unconsolidated affiliate.

Discontinued Operations

Income from discontinued operations was $1 million and $230 million in the first quarter of 2009 and 2008, respectively. Income from discontinued operations for the first quarter of 2008 includes after-tax gains on sale of $231 million, primarily related to the sales of Fiserv Health and a portion of Fiserv ISS.

Net Income Per Share - Diluted

Net income per share-diluted was $0.66 and $1.99 in the first quarter of 2009 and 2008, respectively. Net income per share-diluted from continuing operations was $0.65 and $0.60 in the first quarter of 2009 and 2008, respectively. Net income per share-diluted from continuing operations in the first quarter of 2009 was negatively impacted by $0.06 per share for employee severance and related expenses recorded in the first quarter of 2009, partially offset by a $0.03 per share positive impact due to a decrease in merger and integration items associated with our acquisition of CheckFree. Net income per share-diluted from discontinued operations decreased from $1.39 in the first quarter of 2008 to $0.01 in 2009 due primarily to gains on the sale of businesses in 2008.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the principal and interest requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flows generated by operations, our cash and cash equivalents at March 31, 2009 of $312 million and available borrowings under our revolving credit facility of $900 million.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2009	2008	$	%
Income from continuing operations	$102	$99	$3
Depreciation and amortization	84	89	(5)
Share-based compensation	11	8	3
Net changes in working capital and other	27	23	4

Operating cash flow	$224	$219	$5	2%

Capital expenditures	$45	$50	$(5)	(10)%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $224 million in the first quarter of 2009, an increase of 2% compared with $219 million in 2008. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, rather than to pay dividends. Our capital expenditures decreased $5 million to $45 million in the first quarter of 2009 as compared to the first quarter of 2008. Our capital expenditures were less than 5% of total revenues in the first quarter of 2009 and 2008.

Share Repurchases

On July 2, 2008, we announced that our board of directors authorized the repurchase of up to 10 million shares of our common stock. Shares repurchased are generally held for issuance in connection with our equity plans. In the first quarter of 2009, we purchased $25 million of our common stock and have 0.5 million shares remaining under our existing authorization as of March 31, 2009.

Indebtedness

(In millions)	March 31, 2009	December 31, 2008
Long-term debt (including current maturities)	$4,007	$4,105

In the first quarter of 2009, we used a portion of our operating cash flow to repay long-term debt of approximately $100 million, which reduced our outstanding debt (including current maturities) to $4.0 billion at March 31, 2009. Our long-term debt currently consists primarily of $2.25 billion under our unsecured senior term loan facility and $1.75 billion under senior notes borrowings. The $2.25 billion unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. The next scheduled principal payment on our senior term loan of $250 million is due in December 2009. This term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. In addition, we have $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which pay interest at the stated rate on May 20 and November 20 of each year.

We maintain a $900 million revolving credit facility under which no borrowings were outstanding at March 31, 2009. Any future borrowings under this facility would bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. The facility, as amended, contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness to no more than a specified multiple (ranging between 3.5 and 4.5) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. There are no significant commitment fees or compensating balance requirements. The facility expires on March 24, 2011. During the first quarter of 2009, we were in compliance with all debt covenants in this and our other credit facilities, including those contained in our senior term loan and our senior notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 and have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. Other than as described in Note 8 to the accompanying condensed consolidated financial statements, in the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2009	10,400	$31.02	10,400	1,237,895
February 1-28, 2009	234,500	33.21	234,500	1,003,395
March 1-31, 2009	536,867	32.10	536,867	466,528

Total	781,767		781,767

(1)	On July 2, 2008, we announced that our board of directors authorized the repurchase of up to 10 million shares of our common stock. This repurchase authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: May 7, 2009	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Second Amended and Restated Stock Purchase Agreement, dated April 15, 2009, by and between Fiserv, Inc. and Robert Beriault Holdings, Inc. (1)

2.2	Asset Purchase Agreement, dated April 15, 2009, by and among Fiserv, Inc., Lincoln Trust Company and Robert Beriault Holdings, Inc. (1)

10.1	Form of Amended and Restated Key Executive Employment and Severance Agreement by and between Fiserv, Inc. and Rahul Gupta (2)

10.2	Amended and Restated Employment Agreement between Fiserv, Inc. and Rahul Gupta

31.1	Certification of the Chief Executive Officer, dated May 7, 2009

31.2	Certification of the Chief Financial Officer, dated May 7, 2009

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated May 7, 2009

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 21, 2009 and incorporated herein by reference.
(2)	Previously filed as exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 27, 2009 and incorporated herein by reference.