Form 10-Q
period 2009-06-30
FISERV INC
filed 2009-08-06
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

As of August 4, 2009, there were 154,379,489 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Processing and services	$860	$947	$1,712	$1,890
Product	172	345	364	708

Total revenues	1,032	1,292	2,076	2,598

Expenses:
Cost of processing and services	494	553	977	1,111
Cost of product	125	296	267	603
Selling, general and administrative	181	216	382	427

Total expenses	800	1,065	1,626	2,141

Operating income	232	227	450	457
Interest expense, net	(55)	(61)	(109)	(130)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	177	166	341	327
Income tax provision	(67)	(64)	(130)	(126)
Income from investment in unconsolidated affiliate, net of income taxes	4	—	5	—

Income from continuing operations	114	102	216	201
Income (loss) from discontinued operations, net of income taxes	26	(2)	27	228

Net income	$140	$100	$243	$429

Net income (loss) per share - basic:
Continuing operations	$0.74	$0.62	$1.39	$1.23
Discontinued operations	0.17	(0.01)	0.18	1.39

Total	$0.90	$0.61	$1.57	$2.62

Net income (loss) per share - diluted:
Continuing operations	$0.73	$0.62	$1.39	$1.22
Discontinued operations	0.17	(0.01)	0.17	1.38

Total	$0.90	$0.60	$1.56	$2.60

Shares used in computing net income (loss) per share:
Basic	155.0	163.4	155.3	163.7
Diluted	155.8	164.8	155.9	165.1

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$309	$232
Trade accounts receivable, net	542	601
Deferred income taxes	63	71
Prepaid expenses and other current assets	292	295
Assets of discontinued operations held for sale	867	946

Total current assets	2,073	2,145

Property and equipment, net	292	303
Intangible assets, net	2,068	2,121
Goodwill	4,407	4,409
Other long-term assets	350	353

Total assets	$9,190	$9,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$101	$101
Accrued expenses	457	522
Deferred revenues	311	338
Current maturities of long-term debt	129	255
Liabilities of discontinued operations held for sale	783	831

Total current liabilities	1,781	2,047

Long-term debt	3,751	3,850
Deferred income taxes	543	530
Other long-term liabilities	279	310

Total liabilities	6,354	6,737

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	716	706
Accumulated other comprehensive loss	(93)	(120)
Accumulated earnings	4,138	3,895
Treasury stock, at cost, 43.1 million and 42.0 million shares	(1,927)	(1,889)

Total shareholders’ equity	2,836	2,594

Total liabilities and shareholders’ equity	$9,190	$9,331

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$243	$429
Adjustment for discontinued operations	(27)	(228)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	94	105
Amortization of acquisition-related intangible assets	75	81
Share-based compensation	20	18
Deferred income taxes	5	6
Other non-cash items	(5)	(2)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	67	2
Prepaid expenses and other assets	(4)	(2)
Trade accounts payable and other liabilities	(62)	(8)
Deferred revenues	(28)	(6)

Net cash provided by operating activities from continuing operations	378	395

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(98)	(92)
Payment for acquisitions of businesses, net of cash acquired	—	(35)
Other investing activities	5	(28)

Net cash used in investing activities from continuing operations	(93)	(155)

Cash flows from financing activities:
Repayments of long-term debt	(228)	(892)
Issuance of common stock and treasury stock	18	25
Purchases of treasury stock	(64)	(94)
Other financing activities	5	(5)

Net cash used in financing activities from continuing operations	(269)	(966)

Net change in cash and cash equivalents from continuing operations	16	(726)
Net cash transactions transferred from discontinued operations	61	640
Beginning balance	232	297

Ending balance	$309	$211

Discontinued operations cash flow information:
Net cash provided by (used in) operating activities	$14	$(196)
Net cash provided by investing activities	929	846
Net cash (used in) provided by financing activities	(65)	13

Net change in cash and cash equivalents from discontinued operations	878	663
Net cash transactions transferred to continuing operations	(61)	(640)
Beginning balance - discontinued operations	36	149

Ending balance - discontinued operations	$853	$172

See notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has evaluated subsequent events through the time it filed this Form 10-Q on August 6, 2009.

2. Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), effective for interim and annual periods ending after June 15, 2009. SFAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), effective for interim and annual periods beginning after November 15, 2009. SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, removing the concept of a qualifying special-purpose entity and eliminating the exception from applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to variable interest entities that are qualifying special-purpose entities. It also changes the requirements for derecognition of financial assets and requires additional disclosures. The Company does not expect that the adoption of SFAS 166 will have a material impact on its financial statements, although it is still assessing the impact it may have.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), effective for interim and annual periods beginning after November 15, 2009. SFAS 167 requires an analysis to determine whether a variable interest gives an entity a controlling financial interest in the variable interest entity. SFAS 167 also requires ongoing qualitative assessments of whether an entity is the primary beneficiary of a variable interest entity and expands required disclosures. The Company does not expect that the adoption of SFAS 167 will have a material impact on its financial statements, although it is still assessing the impact it may have.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”), effective for interim and annual periods ending after September 15, 2009. On July 1, 2009, the Codification became effective as the single source of authoritative United States accounting and reporting standards. It combines existing authoritative standards into a comprehensive, topically organized database. Because the Codification does not significantly change or alter existing accounting standards, the Company does not expect that the adoption will have a material impact on its financial statements.

3. Fair Value Measurements

Assets and liabilities which are measured at fair value are classified in the following categories:

Level 1 – At June 30, 2009 and December 31, 2008, the fair values of available-for-sale investments in asset-backed securities of $12 million and $15 million, respectively, were based on quoted prices in active markets for identical instruments as of the reporting date.

Level 2 – At June 30, 2009 and December 31, 2008, the fair values of available-for-sale investments in asset-backed securities of $7 million and $10 million, respectively, and liabilities for interest rate hedge contracts of $105 million and $138 million, respectively, were based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – At June 30, 2009 and December 31, 2008, available-for-sale investments, included in other long-term assets, were valued at $24 million based on valuation models with unobservable pricing inputs and management estimates. Unrealized losses of $3 million were recorded in accumulated other comprehensive loss at June 30, 2009 and December 31, 2008.

The fair value of the Company’s total debt was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets and totaled $3.8 billion and $3.9 billion at June 30, 2009 and December 31, 2008, respectively.

4. Dispositions

Summarized financial information for discontinued operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Total revenues	$17	$28	$32	$92

(Loss) income before income taxes	(1)	(5)	1	(6)
Income tax benefit	2	2	1	2
Gain on sale, net of income taxes	25	1	25	232

Income (loss) from discontinued operations	$26	$(2)	$27	$228

Fiserv Health

On January 10, 2008, the Company completed the sale of a majority of its health businesses to UnitedHealthcare Services, Inc. for cash proceeds of $721 million at closing. In the first six months of 2008, the Company recognized an after-tax gain on sale of $92 million, including income taxes of $217 million, with respect to this transaction.

Fiserv ISS

In 2007, the Company signed definitive agreements to sell its Investment Support Services segment (“Fiserv ISS”) in two separate transactions. On February 4, 2008, the Company completed the first transaction by selling Fiserv Trust Company and the accounts of the Company’s institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. (“TD”) for $273 million in cash at closing. In the first six months of 2008, the Company recognized an after-tax gain on sale of $131 million, including income taxes of $73 million, with respect to this transaction. In the second quarter of 2009, the Company recognized an additional after-tax gain of $25 million, including income taxes of $15 million, with respect to the final contingent purchase price payment it received from TD.

In the second transaction, Robert Beriault Holdings, Inc. (“Holdings”), an entity controlled by the current president of Fiserv ISS, has agreed to acquire the remaining accounts and certain assets and liabilities of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for net book value. On April 15, 2009, the Company entered into two agreements that modify the manner in which Fiserv ISS is to be sold in order to enhance the ability of the parties to complete the transaction. Notwithstanding the restructuring of the transaction, the assets proposed to be sold to Holdings pursuant to the transaction agreements are substantially similar to the assets which were proposed to be disposed of under the first amended and restated stock purchase agreement and, collectively, represent the remaining operating assets of Fiserv ISS. In addition, the aggregate amount to be received by the Company in connection with the sale of the remainder of Fiserv ISS is expected to be approximately equal to the amount to be received under the first amended and restated stock purchase agreement. This portion of the Fiserv ISS disposition remains subject to customary closing conditions and regulatory approval and is expected to close by the end of 2009.

Other

In the first six months of 2008, the Company recognized gains totaling $9 million, net of income taxes, related to the sale of two businesses in its lending division.

Assets and liabilities of discontinued operations are presented separately as assets and liabilities of discontinued operations held for sale in the condensed consolidated balance sheets and consisted of the following:

(In millions)	June 30, 2009	December 31, 2008
Cash and cash equivalents	$853	$36
Investments	—	891
Other assets	14	19

Assets of discontinued operations held for sale	$867	$946

Trade accounts payable and other liabilities	$20	$2
Retirement account deposits	763	829

Liabilities of discontinued operations held for sale	$783	$831

As of June 30, 2009 and December 31, 2008, assets and liabilities of discontinued operations held for sale represent those of Fiserv ISS, which acts as a custodian for self-directed individual retirement accounts. The owner of a self-directed account may instruct Fiserv ISS to place the account owner’s uninvested cash in either a savings or time deposit account with Fiserv ISS or assets offered by third parties not affiliated with Fiserv ISS and selected by the account owner. At June 30, 2009, Fiserv ISS acted as a custodian for approximately $12 billion of client-directed retirement plan assets, of which $763 million were held as FDIC insured deposits with Fiserv ISS. Other than the $763 million of client account funds held on deposit with Fiserv ISS, no other portion of the retirement plan assets or client-directed investments are reflected on the balance sheet of Fiserv ISS because the beneficial interest in such assets is owned by the respective clients. Client account funds held on deposit at Fiserv ISS represent the primary source of funds which are invested at the risk of and for the benefit of Fiserv ISS. At December 31, 2008, these investments consisted of $818 million of mortgage-backed obligations which included GNMA, FNMA and FHLMC government agency mortgage-backed pass-through securities and collateralized mortgage obligations rated AAA by Standard and Poor’s and $73 million of money market mutual funds. In connection with the Company’s proposed sale of Fiserv ISS, Fiserv ISS sold substantially all of its investments and recognized a pre-tax loss of $4 million in the second quarter of 2009. At June 30, 2009, the proceeds from the sale of these investments are invested in money market mutual funds, which are reported as cash equivalents.

5. Share-Based Compensation

The Company recognized $9 million and $20 million of share-based compensation during the three and six months ended June 30, 2009, respectively, and $10 million and $18 million during the three and six months ended June 30, 2008, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2009, the Company granted 1.5 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $12.51 and $33.15, respectively. During the six months ended June 30, 2008, the Company granted 1.4 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $20.57 and $53.86, respectively.

6. Shares Used in Computing Net Income Per Share

Basic weighted-average outstanding shares used in calculating net income per share were 155.0 million and 163.4 million for the three months ended June 30, 2009 and 2008, respectively, and were 155.3 million and 163.7 million for the six months ended June 30, 2009 and 2008, respectively. Diluted weighted-average outstanding shares used in calculating net income per share were 155.8 million and 164.8 million for the three months ended June 30, 2009 and 2008, respectively, and included 0.8 million and 1.4 million common stock equivalents, respectively. For the six months ended June 30, 2009 and 2008, diluted weighted-average outstanding shares used in calculating net income per share were 155.9 million and 165.1 million, respectively, and included 0.6 million and 1.4 million common stock equivalents, respectively. For the three months ended June 30, 2009 and 2008, stock options for 5.3 million shares and 2.5 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the six months ended June 30, 2009 and 2008, 5.9 million shares and 2.1 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

7. Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, the Company maintains a series of interest rate swap agreements (“Swaps”) with total notional values of $1.75 billion at June 30, 2009 and December 31, 2008. The Swaps have been designated by the Company as cash flow hedges, effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.5% prior to financing spreads and related fees, and have expiration dates through September 2012. The fair values of the Swaps, as discussed in Note 3, were recorded in other long-term liabilities and in accumulated other comprehensive loss, net of income taxes, on the condensed consolidated balance sheets. The components of other comprehensive income (loss) pertaining to interest rate hedge contracts are presented in Note 8. In the three and six months ended June 30, 2009 and 2008, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2009, the Company estimates that it will recognize approximately $40 million in interest expense related to interest rate hedge contracts during the next twelve months.

8. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Net income	$140	$100	$243	$429

Other comprehensive income (loss), net of income taxes:
Fair market value adjustments on investments	(12)	(5)	(2)	(4)
Reclassification adjustment for net realized losses on investments included in income	3	—	3	—
Fair market value adjustments on cash flow hedges	9	33	6	(3)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense	9	5	17	4
Foreign currency translation adjustments	4	—	3	—

Other comprehensive income (loss)	13	33	27	(3)

Comprehensive income	$153	$133	$270	$426

9. Litigation and Contingencies

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

Indemnifications and Warranties

Subject to limitations and exclusions, the Company generally indemnifies its clients from certain costs resulting from claims of patent, copyright or trademark infringement associated with such clients’ use of its products or services. The Company may also warrant to clients that its products and services will operate substantially in accordance with identified specifications. Historically, payments under such indemnification or warranty provisions have not been significant.

10. Business Segment Information

The Company’s operations are comprised of the Financial Institution Services (“Financial”) segment, the Payments and Industry Products (“Payments”) segment, and the Corporate and Other segment. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Payments segment provides products and services that address a range of technology needs for the financial services industry, including: Internet banking, electronic bill payment, electronic funds transfer and debit processing, fraud and risk management capabilities, card and print personalization services, check imaging, and investment account processing services for separately managed accounts. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations. In July 2008, the Company completed the sale of a 51% interest in substantially all of the businesses in its Insurance Services (“Insurance”) segment. Revenues and operating income for the Company’s reporting segments were as follows:

(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Three Months Ended June 30, 2009
Processing and services revenue	$468	$392		$—	$860
Product revenue	46	133		(7)	172

Total revenues	$514	$525		$(7)	$1,032

Operating income	$145	$147		$(60)	$232

Three Months Ended June 30, 2008
Processing and services revenue	$511	$380	$59	$(3)	$947
Product revenue	47	134	176	(12)	345

Total revenues	$558	$514	$235	$(15)	$1,292

Operating income	$143	$134	$23	$(73)	$227

Six Months Ended June 30, 2009
Processing and services revenue	$934	$778		$—	$1,712
Product revenue	89	291		(16)	364

Total revenues	$1,023	$1,069		$(16)	$2,076

Operating income	$282	$302		$(134)	$450

Six Months Ended June 30, 2008
Processing and services revenue	$1,014	$770	$113	$(7)	$1,890
Product revenue	93	273	367	(25)	708

Total revenues	$1,107	$1,043	$480	$(32)	$2,598

Operating income	$281	$274	$41	$(139)	$457

11. Subsidiary Guarantors of Long-Term Debt

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

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$615	$264	$(19)	$860
Product	—	150	31	(9)	172

Total revenues	—	765	295	(28)	1,032

Expenses:
Cost of processing and services	1	355	161	(23)	494
Cost of product	—	108	18	(1)	125
Selling, general and administrative	18	111	52	—	181

Total expenses	19	574	231	(24)	800

Operating income (loss)	(19)	191	64	(4)	232
Interest (expense) income, net	11	(67)	1	—	(55)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(8)	124	65	(4)	177
Income tax (provision) benefit	3	(47)	(25)	2	(67)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	4	—	4

Income (loss) from continuing operations	(5)	77	44	(2)	114
Equity in earnings of consolidated affiliates	145	—	—	(145)	—
Income from discontinued operations, net of income taxes	—	—	26	—	26

Net income	$140	$77	$70	$(147)	$140

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$614	$353	$(20)	$947
Product	—	138	213	(6)	345

Total revenues	—	752	566	(26)	1,292

Expenses:
Cost of processing and services	2	361	213	(23)	553
Cost of product	1	114	186	(5)	296
Selling, general and administrative	28	108	80	—	216

Total expenses	31	583	479	(28)	1,065

Operating income (loss)	(31)	169	87	2	227
Interest (expense) income, net	(55)	15	(21)	—	(61)

Income (loss) from continuing operations before income taxes	(86)	184	66	2	166
Income tax (provision) benefit	33	(71)	(25)	(1)	(64)

Income (loss) from continuing operations	(53)	113	41	1	102
Equity in earnings of consolidated affiliates	153	—	—	(153)	—
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)

Net income	$100	$113	$39	$(152)	$100

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$1,220	$528	$(36)	$1,712
Product	—	321	58	(15)	364

Total revenues	—	1,541	586	(51)	2,076

Expenses:
Cost of processing and services	3	691	319	(36)	977
Cost of product	—	238	44	(15)	267
Selling, general and administrative	43	229	110	—	382

Total expenses	46	1,158	473	(51)	1,626

Operating income (loss)	(46)	383	113	—	450
Interest (expense) income, net	21	(128)	(2)	—	(109)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(25)	255	111	—	341
Income tax (provision) benefit	9	(97)	(42)	—	(130)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	5	—	5

Income (loss) from continuing operations	(16)	158	74	—	216
Equity in earnings of consolidated affiliates	259	—	—	(259)	—
Income from discontinued operations, net of income taxes	—	—	27	—	27

Net income	$243	$158	$101	$(259)	$243

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$1,239	$688	$(37)	$1,890
Product	—	294	426	(12)	708

Total revenues	—	1,533	1,114	(49)	2,598

Expenses:
Cost of processing and services	1	728	425	(43)	1,111
Cost of product	1	229	383	(10)	603
Selling, general and administrative	50	222	155	—	427

Total expenses	52	1,179	963	(53)	2,141

Operating income (loss)	(52)	354	151	4	457
Interest (expense) income, net	(114)	14	(30)	—	(130)

Income (loss) from continuing operations before income taxes	(166)	368	121	4	327
Income tax (provision) benefit	65	(143)	(46)	(2)	(126)

Income (loss) from continuing operations	(101)	225	75	2	201
Equity in earnings of consolidated affiliates	530	—	—	(530)	—
Income from discontinued operations, net of income taxes	—	—	228	—	228

Net income	$429	$225	$303	$(528)	$429

FISERV, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$70	$112	$127	$—	$309
Trade accounts receivable, net	—	366	176	—	542
Prepaid expenses and other current assets	69	143	143	—	355
Assets of discontinued operations held for sale	—	—	867	—	867

Total current assets	139	621	1,313	—	2,073

Investments in affiliates	2,995	—	—	(2,995)	—
Goodwill and intangible assets, net	2	5,532	941	—	6,475
Other long-term assets	54	297	291	—	642

Total assets	$3,190	$6,450	$2,545	$(2,995)	$9,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$221	$467	$310	$—	$998
Liabilities of discontinued operations held for sale	—	—	783	—	783

Total current liabilities	221	467	1,093	—	1,781

Long-term debt	3,748	1	2	—	3,751
Due to (from) affiliates	(4,381)	4,194	187	—	—
Other long-term liabilities	766	48	8	—	822

Total liabilities	354	4,710	1,290	—	6,354

Total shareholders’ equity	2,836	1,740	1,255	(2,995)	2,836

Total liabilities and shareholders’ equity	$3,190	$6,450	$2,545	$(2,995)	$9,190

FISERV, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$32	$106	$94	$—	$232
Trade accounts receivable, net	(1)	389	213	—	601
Prepaid expenses and other current assets	76	145	145	—	366
Assets of discontinued operations held for sale	—	—	946	—	946

Total current assets	107	640	1,398	—	2,145

Investments in affiliates	2,736	—	—	(2,736)	—
Goodwill and intangible assets, net	—	5,575	955	—	6,530
Other long-term assets	59	302	295	—	656

Total assets	$2,902	$6,517	$2,648	$(2,736)	$9,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$360	$531	$325	$—	$1,216
Liabilities of discontinued operations held for sale	—	—	831	—	831

Total current liabilities	360	531	1,156	—	2,047

Long-term debt	3,849	1	—	—	3,850
Due to (from) affiliates	(4,264)	3,880	384	—	—
Other long-term liabilities	363	523	(46)	—	840

Total liabilities	308	4,935	1,494	—	6,737

Total shareholders’ equity	2,594	1,582	1,154	(2,736)	2,594

Total liabilities and shareholders’ equity	$2,902	$6,517	$2,648	$(2,736)	$9,331

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(7)	$245	$141	$(1)	$378

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(82)	(15)	1	(98)
Other investing activities	(1)	(156)	(97)	259	5

Net cash used in investing activities from continuing operations	(3)	(238)	(112)	260	(93)

Cash flows from financing activities:
Repayments of long-term debt	(226)	(1)	(1)	—	(228)
Purchases of treasury stock	(64)	—	—	—	(64)
Other financing activities	277	—	5	(259)	23

Net cash (used in) provided by financing activities from continuing operations	(13)	(1)	4	(259)	(269)

Net change in cash and cash equivalents from continuing operations	(23)	6	33	—	16
Net cash transactions transferred from discontinued operations	61	—	—	—	61
Beginning balance	32	106	94	—	232

Ending balance	$70	$112	$127	$—	$309

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(52)	$335	$111	$1	$395

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(1)	(59)	(33)	1	(92)
Payment for acquisitions of businesses, net of cash acquired	(14)	(22)	1	—	(35)
Other investing activities	—	(272)	(66)	310	(28)

Net cash used in investing activities from continuing operations	(15)	(353)	(98)	311	(155)

Cash flows from financing activities:
Repayments of long-term debt	(840)	(1)	(51)	—	(892)
Purchases of treasury stock	(94)	—	—	—	(94)
Other financing activities	339	(7)	—	(312)	20

Net cash used in financing activities from continuing operations	(595)	(8)	(51)	(312)	(966)

Net change in cash and cash equivalents from continuing operations	(662)	(26)	(38)	—	(726)
Net cash transactions transferred from discontinued operations	639	4	(3)	—	640
Beginning balance	41	132	124	—	297

Ending balance	$18	$110	$83	$—	$211

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide integrated information management and electronic commerce systems and services, including transaction processing, electronic bill payment and presentment, business process outsourcing, document distribution services, and software and systems solutions. Our operations are primarily in the United States and are comprised of our Financial Institution Services (“Financial”) segment, Payments and Industry Products (“Payments”) segment and Corporate and Other segment. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Payments segment provides products and services that address a range of technology needs for the financial services industry, including: Internet banking, electronic bill payment, electronic funds transfer and debit processing, fraud and risk management capabilities, card and print personalization services, check imaging and investment account processing services for separately managed accounts. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations. In July 2008, we completed the sale of a 51% interest in substantially all of the businesses in the Insurance Services segment (“Fiserv Insurance”). As a result of this transaction, the revenues and expenses of Fiserv Insurance are no longer included in our consolidated revenues, expenses and operating income beginning July 15, 2008, but they are included for all prior periods.

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

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three and six-month periods ended June 30, 2009 to the comparable periods in 2008.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2009.

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

	Three Months Ended June 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2009	2008	2009	2008	$	%
Revenues:
Processing and services	$860	$947	83.3%	73.3%	$(87)	(9)%
Product	172	345	16.7%	26.7%	(173)	(50)%

Total revenues	1,032	1,292	100.0%	100.0%	(260)	(20)%

Expenses:
Cost of processing and services	494	553	57.4%	58.4%	(59)	(11)%
Cost of product	125	296	72.7%	85.8%	(171)	(58)%

Sub-total	619	849	60.0%	65.7%	(230)	(27)%
Selling, general and administrative	181	216	17.5%	16.7%	(35)	(16)%

Total expenses	800	1,065	77.5%	82.4%	(265)	(25)%

Operating income	232	227	22.5%	17.6%	5	2%
Interest expense, net	(55)	(61)	(5.3)%	(4.7)%	(6)	(10)%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$177	$166	17.2%	12.8%	$11	7%

	Six Months Ended June 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2009	2008	2009	2008	$	%
Revenues:
Processing and services	$1,712	$1,890	82.5%	72.7%	$(178)	(9)%
Product	364	708	17.5%	27.3%	(344)	(49)%

Total revenues	2,076	2,598	100.0%	100.0%	(522)	(20)%

Expenses:
Cost of processing and services	977	1,111	57.1%	58.8%	(134)	(12)%
Cost of product	267	603	73.4%	85.2%	(336)	(56)%

Sub-total	1,244	1,714	59.9%	66.0%	(470)	(27)%
Selling, general and administrative	382	427	18.4%	16.4%	(45)	(11)%

Total expenses	1,626	2,141	78.3%	82.4%	(515)	(24)%

Operating income	450	457	21.7%	17.6%	(7)	(2)%
Interest expense, net	(109)	(130)	(5.3)%	(5.0)%	(21)	(16)%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$341	$327	16.4%	12.6%	$14	4%

(1)

Each percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenues, except for cost of processing and services and cost of product amounts which are divided by the related component of revenues.

Total Revenues

	Three Months Ended June 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Total revenues:
2009	$514	$525	$—	$(7)	$1,032
2008	558	514	235	(15)	1,292

Revenue growth (decline)	$(44)	$11	$(235)	$8	$(260)
Revenue growth (decline) percentage	(8)%	2%	(100)%		(20)%

	Six Months Ended June 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Total revenues:
2009	$1,023	$1,069	$—	$(16)	$2,076
2008	1,107	1,043	480	(32)	2,598

Revenue growth (decline)	$(84)	$26	$(480)	$16	$(522)
Revenue growth (decline) percentage	(8)%	2%	(100)%		(20)%

Total revenues decreased $260 million, or 20%, in the second quarter of 2009 and $522 million, or 20%, in the first six months of 2009 compared to 2008. These decreases were primarily due to our sale of a 51% interest in Fiserv Insurance in July 2008, which resulted in decreases in total revenues of $235 million, or 18%, in the second quarter and $480 million, or 18%, in the first six months of 2009. As a result of this transaction, the revenues of Fiserv Insurance are no longer included in our consolidated revenues beginning July 15, 2008, but they are included for all prior periods. Revenues from acquired companies contributed approximately $6 million and $13 million to revenues in the second quarter and first six months of 2009, respectively.

Revenues in our Financial segment decreased $44 million, or 8%, and $84 million, or 8%, in the second quarter and first six months of 2009, respectively, compared to 2008. Revenues in the segment declined by 3 percentage points in both the second quarter and first six months of 2009 due primarily to the significant downturn in the U.S. mortgage markets which resulted in declines in home equity loan processing revenues of $16 million and $35 million in the second quarter and first six months of 2009, respectively, to $34 million and $57 million, respectively. Segment revenues decreased by another 2 percentage points in the second quarter, and 3 percentage points in the first six months of 2009, due to contract termination fee revenues which declined by $14 million and $28 million in the second quarter and first six months of 2009, respectively, to $3 million and $4 million, respectively. Businesses in our Financial segment generally enter into three to five year contracts with clients that contain early contract termination fees. These fees are primarily generated when an existing client is acquired by another financial institution and can vary significantly from period to period based on the number and size of clients that are acquired and how early in the contract term a contract is terminated. In addition, revenues in our Financial segment were negatively impacted by declines in software license revenues and related professional services.

Revenues in our Payments segment increased $11 million, or 2%, in the second quarter of 2009 and $26 million, or 2%, in the first six months of 2009 compared to 2008. These increases were primarily driven by new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our bill payment and electronic funds transfer businesses, along with strong growth in our output solutions business, including pass-through postage revenue. These increases were partially offset by a decline in our investment services business due to a reduction in the number of accounts processed as a result of the volatility in the U.S. equity markets.

Total Expenses

Total expenses decreased $265 million, or 25%, in the second quarter of 2009 and $515 million, or 24%, in the first six months of 2009 compared to 2008. These decreases were primarily due to our sale of a 51% interest in Fiserv Insurance in July 2008 which resulted in decreases in total expenses of $212 million, or 20%, in the second quarter and $439 million, or 21%, in the first six months of 2009.

Cost of processing and services as a percentage of processing and services revenue decreased to 57.4% in the second quarter of 2009 and 57.1% in the first six months of 2009 from 58.4% and 58.8%, respectively, in the comparable periods in 2008. These decreases were primarily due to overall improvements in operating efficiencies as a result of improved business mix, reductions of variable expenses in businesses, such as the home equity loan processing business, that have been negatively impacted by market conditions, and the implementation of strategic initiatives that continue to lower our overall cost structure.

Cost of product as a percentage of product revenue decreased to 72.7% in the second quarter of 2009 and 73.4% in the first six months of 2009 from 85.8% and 85.2%, respectively, in the comparable periods in 2008. These decreases were primarily due to our sale of a 51% interest in Fiserv Insurance, which generated historical overall operating margins of less than 10 percent primarily due to the inclusion of prescription product costs in both product revenues and cost of product. Prescription product costs totaled $140 million and $292 million in the second quarter and the first six months of 2008, respectively, compared to no such costs in 2009.

Selling, general and administrative expenses decreased $35 million, or 16%, in the second quarter of 2009 and $45 million, or 11%, in the first six months of 2009 compared to 2008. These decreases were primarily due to our sale of a 51% interest in Fiserv Insurance, which resulted in decreases of $16 million and $34 million in the second quarter and first six months of 2009, respectively, the implementation of initiatives to reduce expenses and lower merger costs associated with our acquisition of CheckFree Corporation (“CheckFree”). Partially offsetting the decrease in the first six months of 2009 were $15 million of employee severance and related expenses associated with a reduction in force that we recorded in the first quarter of 2009.

Operating Income and Operating Margin

	Three Months Ended June 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Operating income:
2009	$145	$147	$—	$(60)	$232
2008	143	134	23	(73)	227

Operating income growth (decline)	$2	$13	$(23)	$13	$5
Operating income growth (decline) percentage	1%	10%	(100)%		2%

Operating margin:
2009	28.1%	28.0%	—		22.5%
2008	25.6%	25.9%	9.5%		17.6%
Operating margin growth (1)	2.5%	2.1%			4.9%

	Six Months Ended June 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total
Operating income:
2009	$282	$302	$—	$(134)	$450
2008	281	274	41	(139)	457

Operating income growth (decline)	$1	$28	$(41)	$5	$(7)
Operating income growth (decline) percentage	0%	10%	(100)%		(2)%

Operating margin:
2009	27.5%	28.3%	—		21.7%
2008	25.4%	26.2%	8.7%		17.6%
Operating margin growth (1)	2.1%	2.1%			4.1%

(1)	Represents the percentage point improvement in operating margin.

Total operating income increased $5 million, or 2%, in the second quarter of 2009 and decreased $7 million, or 2%, in the first six months of 2009 compared to 2008. The sale of a 51% interest in Fiserv Insurance negatively impacted operating income and resulted in decreases of $23 million, or 10% of total operating income, in the second quarter and $41 million, or 9% of total operating income, in the first six months of 2009. Operating margin increased 490 basis points to 22.5% in the second quarter and increased 410 basis points to 21.7% in the first six months of 2009 compared to 2008. The operating margin growth was due to strong operating margin expansion in both of our operating segments, implementation of strategic initiatives that continue to lower our overall cost structure, and our sale of a 51% interest in Fiserv Insurance, which historically generated lower operating margins.

Operating income in our Financial segment increased $2 million in the second quarter of 2009 and $1 million in the first six months of 2009 compared to 2008. Operating margin increased 250 basis points to 28.1% in the second quarter and increased 210 basis points to 27.5% in the first six months of 2009 compared to 2008. The improvements in operating margin were primarily due to overall improvements in operating efficiencies and improved business mix. In addition, operating margins were favorably impacted by revenue growth and scale efficiencies in our bank and credit union account processing businesses and significant decreases in expenses in our home equity loan processing business, partially offset by the negative impact of decreases in higher-margin contract termination fees.

Operating income in our Payments segment increased $13 million, or 10%, in the second quarter of 2009 and $28 million, or 10%, in the first six months of 2009 compared to 2008. Operating margin improved 210 basis points to 28.0% in the second quarter and 210 basis points to 28.3% in the first six months of 2009 compared to 2008. These increases in operating income and operating margin resulted primarily from cost savings associated with our acquisition of CheckFree, growth in higher-margin revenues resulting in improved operating leverage and scale efficiencies in our transaction processing electronic payments businesses, and strong operating leverage in our output solutions business.

The operating loss in our Corporate and Other segment decreased $13 million in the second quarter of 2009 and $5 million in the first six months of 2009 compared to 2008. These decreases were primarily due to a decline in merger and integration items associated with our acquisition of CheckFree, partially offset by $15 million of employee severance and related expenses recorded in the first quarter of 2009.

Interest Expense, Net

Interest expense decreased $6 million, or 10%, in the second quarter of 2009 and $21 million, or 16%, in the first six months of 2009 compared to 2008. These decreases were primarily due to decreases in total outstanding borrowings and interest rates during the second quarter and first six months of 2009 compared to the same periods in 2008.

Income Tax Provision

The effective income tax rate for continuing operations was 38.2% in the second quarter and first six months of 2009 compared to 38.7% and 38.6% in the second quarter and first six months of 2008, respectively.

Income from Investment in Unconsolidated Affiliate

Due to our sale of a 51% interest in Fiserv Insurance in July 2008, we record our share of Fiserv Insurance’s net income, $4 million in the second quarter of 2009 and $5 million in the first six months of 2009, as income from investment in unconsolidated affiliate.

Discontinued Operations

Income (loss) from discontinued operations was $26 million and $(2) million in the second quarter of 2009 and 2008, respectively, and $27 million and $228 million in the first six months of 2009 and 2008, respectively. Income from discontinued operations in the second quarter and first six months of 2009 included an after-tax gain of $25 million related to the final contingent purchase price payment we received in connection with the sale of a portion of Fiserv ISS. Income from discontinued operations in the first six months of 2008 included after-tax gains of $232 million primarily related to the sales of Fiserv Health and a portion of Fiserv ISS.

Net Income Per Share - Diluted

Net income per share-diluted was $0.90 and $0.60 in the second quarter of 2009 and 2008, respectively, and $1.56 and $2.60 in the first six months of 2009 and 2008, respectively. Net income per share-diluted from continuing operations was $0.73 and $0.62 in the second quarter of 2009 and 2008, respectively, and $1.39 and $1.22 in the first six months of 2009 and 2008, respectively. Net income (loss) per share-diluted from discontinued operations increased from a loss of $0.01 per share in the second quarter of 2008 to income of $0.17 per share in the second quarter of 2009 primarily due to a $0.16 per share gain from the final contingent purchase price payment we received in connection with the sale of a portion of Fiserv ISS. Net income per share-diluted from discontinued operations decreased from $1.38 in the first six months of 2008 to $0.17 in the first six months of 2009 due primarily to gains on the sale of businesses in 2008.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the principal and interest requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flows generated by operations, our cash and cash equivalents at June 30, 2009 of $309 million and available borrowings under our revolving credit facility of $900 million.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2009	2008	$	%
Income from continuing operations	$216	$201	$15
Depreciation and amortization	169	186	(17)
Share-based compensation	20	18	2
Net changes in working capital and other	(27)	(10)	(17)

Operating cash flow	$378	$395	$(17)	(4)%

Capital expenditures	$98	$92	$6	7%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $378 million in the first six months of 2009, a decrease of 4% compared with $395 million in 2008. The $17 million decrease in operating cash flow in the first six months of 2009 compared to 2008 was due primarily to changes in working capital, including the timing of estimated income tax payments, and the significant decline in contract termination fee revenues. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, rather than to pay dividends. Our capital expenditures increased $6 million to $98 million in the first six months of 2009 compared to same period in 2008. Our capital expenditures were less than 5% of total revenues in the first six months of 2009 and 2008.

In the second quarter of 2009, we received a contingent purchase price payment of $40 million related to our 2008 sale of a portion of Fiserv ISS. In the second half of 2009, we anticipate receiving approximately $70 million in connection with the sale of the remainder of Fiserv ISS. During the third quarter of 2009, Fiserv Insurance, of which we own 49%, refinanced outstanding debt associated with its bridge financing from July 2008. In conjunction with the refinancing, we loaned Fiserv Insurance approximately $65 million, with interest payable quarterly and the principal due in 2013. This loan was funded from our cash on hand at June 30, 2009.

Share Repurchases

During the second quarter of 2009, we utilized the balance of our 2008 stock repurchase authorization and our board of directors authorized the repurchase of up to 5 million additional shares of our common stock. In the first six months of 2009, we purchased $64 million of our common stock and, as of June 30, 2009, had approximately 4.5 million shares remaining under the existing authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

	June 30,	December 31,
(In millions)	2009	2008
Long-term debt (including current maturities)	$3,880	$4,105

In the first six months of 2009, we used a portion of our operating cash flow to repay approximately $225 million of long-term debt, which reduced our outstanding debt (including current maturities) to $3.9 billion at June 30, 2009. Our long-term debt currently consists primarily of $2.125 billion under our unsecured senior term loan facility and $1.75 billion under senior notes borrowings. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. In June 2009, we prepaid $125 million of senior term loan borrowings and the next scheduled principal payment of $125 million is due in December 2009. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. In addition, we have $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which pay interest at the stated rate on May 20 and November 20 of each year.

We maintain a $900 million revolving credit facility under which no borrowings were outstanding at June 30, 2009. Any future borrowings under this facility would bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. The facility, as amended, contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness to no more than a specified multiple (ranging between 3.5 and 4.0) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. There are no significant commitment fees or compensating balance requirements. The facility expires on March 24, 2011. During the first six months of 2009, we were in compliance with all debt covenants in this and our other credit facilities, including those contained in our senior term loan and our senior notes.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. Other than as described in Note 9 to the accompanying condensed consolidated financial statements, in the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2009	—	$—	—	466,528
May 1-31 2009	450,000	40.54	450,000	5,016,528
June 1-30, 2009	525,000	45.58	525,000	4,491,528

Total	975,000		975,000

(1)	In May 2009, we utilized the balance of a 2008 authorization to repurchase 10 million shares of our common stock. On May 20, 2009, our board of directors authorized the repurchase of up to 5 million additional shares of our common stock. This repurchase authorization does not expire.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 20, 2009. The directors nominated for election by our board of directors, as set forth in our proxy statement, were elected as follows:

Nominee	For	Withheld
Three year term expiring in 2012
Daniel P. Kearney	136,928,368	2,034,773
Peter J. Kight	136,651,609	2,311,532
Jeffery W. Yabuki	137,309,933	1,653,208

In addition, Donald F. Dillon, Gerald J. Levy, Denis J. O’Leary, Glenn M. Renwick, Kim M. Robak, Doyle R. Simons and Thomas C. Wertheimer, continued to serve on our board of directors after the annual meeting. Our other proposals, as set forth in our proxy statement, were approved by our shareholders as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Approval of the Amended and Restated Fiserv, Inc. Employee Stock Purchase Plan	118,203,108	3,311,028	390,951	17,058,054
Ratification of the selection of Deloitte & Touche LLP to serve as our independent registered public accounting firm for 2009	137,761,692	1,057,713	143,736	—

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: August 6, 2009	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer, dated August 6, 2009

31.2	Certification of the Chief Financial Officer, dated August 6, 2009

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated August 6, 2009

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and (iv) Notes to Condensed Consolidated Financial Statements.