Form 10-Q
period 2009-09-30
FISERV INC
filed 2009-11-06
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

As of November 3, 2009, there were 153,897,994 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Processing and services	$826	$832	$2,485	$2,633
Product	166	206	530	914

Total revenues	992	1,038	3,015	3,547

Expenses:
Cost of processing and services	453	460	1,376	1,489
Cost of product	126	162	393	765
Selling, general and administrative	182	199	556	615

Total expenses	761	821	2,325	2,869

Operating income	231	217	690	678
Interest expense, net	(52)	(57)	(161)	(187)
Gain on sale of businesses	—	19	—	19

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	179	179	529	510
Income tax provision	(60)	(107)	(194)	(235)
Income from investment in unconsolidated affiliate, net of income taxes	5	3	10	3

Income from continuing operations	124	75	345	278
Income (loss) from discontinued operations, net of income taxes	(9)	3	13	229

Net income	$115	$78	$358	$507

Net income (loss) per share - basic:
Continuing operations	$0.80	$0.46	$2.23	$1.71
Discontinued operations	(0.05)	0.02	0.09	1.40

Total	$0.75	$0.48	$2.31	$3.10

Net income (loss) per share - diluted:
Continuing operations	$0.79	$0.46	$2.21	$1.69
Discontinued operations	(0.05)	0.02	0.09	1.38

Total	$0.74	$0.48	$2.30	$3.08

Shares used in computing net income (loss) per share:
Basic	153.9	162.5	154.8	163.3
Diluted	155.2	163.8	155.7	164.7

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$278	$230
Trade accounts receivable, net	518	591
Deferred income taxes	45	71
Prepaid expenses and other current assets	268	294
Assets of discontinued operations held for sale	886	1,034

Total current assets	1,995	2,220

Property and equipment, net	288	298
Intangible assets, net	2,020	2,091
Goodwill	4,368	4,369
Other long-term assets	425	353

Total assets	$9,096	$9,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$102	$97
Accrued expenses	453	509
Current maturities of long-term debt	4	255
Deferred revenues	301	338
Liabilities of discontinued operations held for sale	729	843

Total current liabilities	1,589	2,042

Long-term debt	3,773	3,850
Deferred income taxes	568	535
Other long-term liabilities	252	310

Total liabilities	6,182	6,737

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	722	706
Accumulated other comprehensive loss	(89)	(120)
Accumulated earnings	4,253	3,895
Treasury stock, at cost, 44.0 million and 42.0 million shares	(1,974)	(1,889)

Total shareholders’ equity	2,914	2,594

Total liabilities and shareholders’ equity	$9,096	$9,331

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$358	$507
Adjustment for discontinued operations	(13)	(229)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	140	153
Amortization of acquisition-related intangible assets	108	113
Share-based compensation	28	26
Deferred income taxes	49	31
Gain on sale of businesses	—	(19)
Other non-cash items	(10)	(5)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	80	(1)
Prepaid expenses and other assets	(3)	(12)
Trade accounts payable and other liabilities	(55)	44
Deferred revenues	(43)	(31)

Net cash provided by operating activities from continuing operations	639	577

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(151)	(138)
Advances to unconsolidated affiliate	(67)	—
Payment for acquisitions of businesses, net of cash acquired	—	(40)
Proceeds from sale of businesses, net of cash sold and expenses paid	—	513
Other investing activities	5	(18)

Net cash (used in) provided by investing activities from continuing operations	(213)	317

Cash flows from financing activities:
Repayments of long-term debt	(334)	(1,148)
Issuance of common stock and treasury stock	30	34
Purchases of treasury stock	(128)	(244)
Other financing activities	4	(3)

Net cash used in financing activities from continuing operations	(428)	(1,361)

Net change in cash and cash equivalents from continuing operations	(2)	(467)
Net cash transactions transferred from discontinued operations	50	640
Beginning balance	230	295

Ending balance	$278	$468

Discontinued operations cash flow information:
Net cash used in operating activities	$(11)	$(272)
Net cash provided by investing activities	929	849
Net cash (used in) provided by financing activities	(115)	12

Net change in cash and cash equivalents from discontinued operations	803	589
Net cash transactions transferred to continuing operations	(50)	(640)
Beginning balance - discontinued operations	38	151

Ending balance - discontinued operations	$791	$100

See notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

On September 28, 2009, the Company signed a definitive agreement to sell its Loan Fulfillment Solutions business (“Fiserv LFS”), which provides outsourced home equity loan fulfillment services to financial institutions. The financial results of Fiserv LFS and the other dispositions discussed in Note 4 are reported as discontinued operations for all periods presented. The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has evaluated subsequent events through the time it filed this Form 10-Q on November 6, 2009.

2. Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on subsequent events effective for interim and annual periods ending after June 15, 2009. The new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets effective for interim and annual periods beginning after November 15, 2009. This new guidance amends previously existing guidance by removing the concept of a qualifying special-purpose entity and eliminating the exception from applying certain consolidation rules to variable interest entities that are qualifying special-purpose entities. It also changes the requirements for derecognition of financial assets and requires additional disclosures. The Company does not expect that the adoption of this new guidance will have a material impact on its financial statements, although it is still assessing the impact it may have.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities effective for interim and annual periods beginning after November 15, 2009. This new guidance requires an analysis to determine whether a variable interest gives an entity a controlling financial interest in the variable interest entity and also requires ongoing qualitative assessments of whether an entity is the primary beneficiary of a variable interest entity and expands required disclosures. The Company does not expect that the adoption of this new guidance will have a material impact on its financial statements, although it is still assessing the impact it may have.

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”), effective for interim and annual periods ending after September 15, 2009. On July 1, 2009, the Codification became effective as the single source of authoritative United States accounting and reporting standards. It combined existing authoritative standards into a comprehensive, topically organized database. Because the Codification did not change or alter existing accounting standards, the Company’s adoption of the Codification did not impact its financial statements.

3. Fair Value Measurements

Assets and liabilities which are measured at fair value are classified in the following categories:

Level 1 – At September 30, 2009 and December 31, 2008, the fair values of available-for-sale investments in asset-backed securities of $11 million and $15 million, respectively, were based on quoted prices in active markets for identical instruments as of the reporting date.

Level 2 – At September 30, 2009 and December 31, 2008, the fair values of available-for-sale investments in asset-backed securities of $7 million and $10 million, respectively, and liabilities for interest rate hedge contracts of $110 million and $138 million, respectively, were based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – At September 30, 2009 and December 31, 2008, available-for-sale investments, included in other long-term assets, were $24 million, based on valuation models with unobservable pricing inputs and management estimates. Unrealized losses of $3 million were recorded in accumulated other comprehensive loss at September 30, 2009 and December 31, 2008.

The fair value of the Company’s total debt was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets and totaled $3.8 billion and $3.9 billion at September 30, 2009 and December 31, 2008, respectively.

4. Dispositions

Summarized financial information for discontinued operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008

Total revenues	$36	$65	$121	$246

Loss before income taxes	(14)	(7)	(21)	(17)
Income tax benefit	5	3	9	7
Gain on sale, net of income taxes	—	7	25	239

Income (loss) from discontinued operations	$(9)	$3	$13	$229

Fiserv LFS

On September 28, 2009, the Company signed a definitive agreement to sell Fiserv LFS. The sale of Fiserv LFS, which was included in the Company’s Financial Institution Services segment in previously issued financial statements, is not expected to result in a significant net gain or loss after income taxes. The transaction remains subject to customary closing conditions and is expected to close in the fourth quarter of 2009.

Fiserv ISS

In 2007, the Company signed definitive agreements to sell its Investment Support Services segment (“Fiserv ISS”) in two separate transactions. On February 4, 2008, the Company completed the first transaction by selling Fiserv Trust Company and the accounts of the Company’s institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. (“TD”) for $273 million in cash at closing. In the first nine months of 2008, the Company recognized an after-tax gain on sale of $129 million, including income taxes of $72 million, with respect to this transaction. In the second quarter of 2009, the Company recognized an additional after-tax gain of $25 million, including income taxes of $15 million, with respect to the final contingent purchase price payment it received from TD.

In the second transaction, Robert Beriault Holdings, Inc. (“Holdings”), an entity controlled by the current president of Fiserv ISS, has agreed to acquire the remaining accounts and certain assets and liabilities of Fiserv ISS, including the investment administration services business which provides back office and custody services for individual retirement accounts, for net book value. On April 15, 2009, the Company entered into two agreements that modified the manner in which Fiserv ISS is to be sold in order to enhance the ability of the parties to complete the transaction. Notwithstanding the restructuring of the transaction, the assets proposed to be sold to Holdings pursuant to the transaction agreements are substantially similar to the assets which were proposed to be disposed of under the first amended and restated stock purchase agreement and, collectively, represent the remaining operating assets of Fiserv ISS. In addition, the aggregate amount to be received by the Company in connection with the sale of the remainder of Fiserv ISS is expected to be approximately equal to the amount to be received under the first amended and restated stock purchase agreement.

In October 2009, the FDIC approved the sale of the remaining portion of Fiserv ISS. The transaction remains subject to customary closing conditions and state regulatory approval and is expected to close in the fourth quarter of 2009.

Fiserv Health

On January 10, 2008, the Company completed the sale of a majority of its health businesses to UnitedHealthcare Services, Inc. for total cash proceeds of $735 million. In the first nine months of 2008, the Company recognized an after-tax gain on sale of $101 million, including income taxes of $222 million, with respect to this transaction.

Other

In the first nine months of 2008, the Company recognized gains totaling $9 million, net of income taxes, related to the sale of two businesses in its lending division.

Assets and liabilities of discontinued operations are presented separately as assets and liabilities of discontinued operations held for sale in the condensed consolidated balance sheets and consisted of the following:

(In millions)	September 30, 2009	December 31, 2008

Cash and cash equivalents	$791	$38
Trade accounts receivable, net	20	20
Investments	—	891
Intangible assets, net	65	72
Other assets	10	13

Assets of discontinued operations held for sale	$886	$1,034

Trade accounts payable and other liabilities	$15	$14
Retirement account deposits	714	829

Liabilities of discontinued operations held for sale	$729	$843

As of September 30, 2009 and December 31, 2008, assets and liabilities of discontinued operations held for sale represent those of Fiserv ISS and Fiserv LFS. Fiserv ISS acts as a custodian for self-directed individual retirement accounts. The owner of a self-directed account may instruct Fiserv ISS to place the account owner’s uninvested cash in either a savings or time deposit account with Fiserv ISS or assets offered by third parties not affiliated with Fiserv ISS and selected by the account owner. At September 30, 2009, Fiserv ISS acted as a custodian for approximately $12 billion of client-directed retirement plan assets, of which $714 million were held as FDIC insured deposits with Fiserv ISS. Other than the $714 million of client account funds held on deposit with Fiserv ISS, no other portion of the retirement plan assets or client-directed investments are reflected on the balance sheet of Fiserv ISS because the beneficial interest in such assets is owned by the respective clients. Client account funds held on deposit at Fiserv ISS represent the primary source of funds which are invested at the risk of and for the benefit of Fiserv ISS. At December 31, 2008, these investments consisted of $818 million of mortgage-backed obligations which included GNMA, FNMA and FHLMC government agency mortgage-backed pass-through securities and collateralized mortgage obligations rated AAA by Standard and Poor’s and $73 million of money market mutual funds. In connection with the Company’s proposed sale of Fiserv ISS, Fiserv ISS sold substantially all of its investments and recognized a pre-tax loss of $4 million in the second quarter of 2009. At September 30, 2009, the proceeds from the sale of these investments were invested in money market mutual funds, which are reported as cash equivalents. In the fourth quarter of 2009, in connection with the proposed sale of Fiserv ISS, the Company transferred its FDIC insured retirement accounts to other third-party FDIC insured financial institutions.

5. Investment in and Advances to Unconsolidated Affiliate

In July 2008, the Company completed the sale of a 51% interest in substantially all of the businesses in its Insurance segment (“Fiserv Insurance”) and recognized a pre-tax gain of $19 million and a related income tax provision of $44 million in the third quarter of 2008. The Company received net cash proceeds of $513 million at closing and a $30 million note due in 2018. In July 2009, the Company loaned Fiserv Insurance $67 million, with interest payable quarterly and the principal due in 2013. The Company’s investment in and advances to Fiserv Insurance, totaling $288 million and $211 million at September 30, 2009 and December 31, 2008, respectively, are reported within other long-term assets in the condensed consolidated balance sheets.

6. Share-Based Compensation

The Company recognized $8 million and $28 million of share-based compensation during the three and nine months ended September 30, 2009, respectively, and $8 million and $26 million during the three and nine months ended September 30, 2008, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the nine months ended September 30, 2009, the Company granted 1.6 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $12.65 and $33.67, respectively. During the nine months ended September 30, 2008, the Company granted 1.5 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $20.56 and $53.75, respectively.

7. Shares Used in Computing Net Income Per Share

Basic weighted-average outstanding shares used in calculating net income per share were 153.9 million and 162.5 million for the three months ended September 30, 2009 and 2008, respectively, and were 154.8 million and 163.3 million for the nine months ended September 30, 2009 and 2008, respectively. Diluted weighted-average outstanding shares used in calculating net income per share were 155.2 million and 163.8 million for the three months ended September 30, 2009 and 2008, respectively, and included 1.3 million common stock equivalents in each period. For the nine months ended September 30, 2009 and 2008, diluted weighted-average outstanding shares used in calculating net income per share were 155.7 million and 164.7 million, respectively, and included 0.9 million and 1.4 million common stock equivalents, respectively. For the three months ended September 30, 2009 and 2008, stock options for 2.2 million shares and 2.4 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the nine months ended September 30, 2009 and 2008, stock options for 5.0 million shares and 2.2 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

8. Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, the Company maintains a series of interest rate swap agreements (“Swaps”) with total notional values of $1.75 billion at September 30, 2009 and December 31, 2008. The Swaps have been designated by the Company as cash flow hedges, effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.5% prior to financing spreads and related fees, and have expiration dates through September 2012. The fair values of the Swaps, as discussed in Note 3, were recorded in other long-term liabilities and in accumulated other comprehensive loss, net of income taxes, in the condensed consolidated balance sheets. The components of other comprehensive income (loss) pertaining to interest rate hedge contracts are presented in Note 9. In the three and nine months ended September 30, 2009 and 2008, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2009, the Company estimates that it will recognize approximately $45 million in interest expense related to interest rate hedge contracts during the next twelve months.

9. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008

Net income	$115	$78	$358	$507

Other comprehensive income (loss), net of income taxes:
Fair market value adjustments on investments	1	1	(1)	(4)
Reclassification adjustment for net realized losses on investments included in income	—	—	3	—
Fair market value adjustments on cash flow hedges	(13)	(9)	(7)	(12)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense	11	4	28	8
Foreign currency translation adjustments	5	(7)	8	(7)

Other comprehensive income (loss)	4	(11)	31	(15)

Comprehensive income	$119	$67	$389	$492

10. Litigation and Contingencies

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

On October 23, 2009, the Company and Leon Stambler entered into a confidential settlement agreement, pursuant to which the Company was released from any liability for alleged infringement of Stambler’s patents and received a license to use the same. On October 27, 2009, the Company and Leon Stambler filed a joint stipulation of dismissal with prejudice from the above referenced cases. The settlement did not have a material impact on the Company’s condensed consolidated financial statements.

Indemnifications and Warranties

Subject to limitations and exclusions, the Company generally indemnifies its clients from certain costs resulting from claims of patent, copyright or trademark infringement associated with such clients’ use of its products or services. The Company may also warrant to clients that its products and services will operate substantially in accordance with identified specifications. From time to time, in connection with sales of businesses, the Company agrees to indemnify the buyers for liabilities associated with the businesses that are sold. Historically, payments under such indemnification or warranty provisions have not been significant.

11. Business Segment Information

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

(In millions)	Financial	Payments	Insurance	Corporate and Other	Total

Three Months Ended September 30, 2009
Processing and services revenue	$431	$394		$1	$826
Product revenue	44	128		(6)	166

Total revenues	$475	$522		$(5)	$992

Operating income	$141	$151		$(61)	$231

Three Months Ended September 30, 2008
Processing and services revenue	$439	$385	$8	$—	$832
Product revenue	45	144	25	(8)	206

Total revenues	$484	$529	$33	$(8)	$1,038

Operating income	$129	$148	$3	$(63)	$217

Nine Months Ended September 30, 2009
Processing and services revenue	$1,312	$1,172		$1	$2,485
Product revenue	133	419		(22)	530

Total revenues	$1,445	$1,591		$(21)	$3,015

Operating income	$428	$453		$(191)	$690

Nine Months Ended September 30, 2008
Processing and services revenue	$1,364	$1,155	$121	$(7)	$2,633
Product revenue	138	417	392	(33)	914

Total revenues	$1,502	$1,572	$513	$(40)	$3,547

Operating income	$410	$422	$44	$(198)	$678

12. Subsidiary Guarantors of Long-Term Debt

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

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$—	$584	$263	$(21)	$826
Product	—	139	35	(8)	166

Total revenues	—	723	298	(29)	992

Expenses:
Cost of processing and services	(2)	319	157	(21)	453
Cost of product	—	109	23	(6)	126
Selling, general and administrative	21	107	54	—	182

Total expenses	19	535	234	(27)	761

Operating income (loss)	(19)	188	64	(2)	231
Interest (expense) income, net	13	(64)	(1)	—	(52)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(6)	124	63	(2)	179
Income tax (provision) benefit	10	(47)	(24)	1	(60)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	5	—	5

Income from continuing operations	4	77	44	(1)	124
Equity in earnings of consolidated affiliates	111	—	—	(111)	—
Loss from discontinued operations, net of income taxes	—	(5)	(4)	—	(9)

Net income	$115	$72	$40	$(112)	$115

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Processing and services	$1	$571	$278	$(18)	$832
Product	—	152	60	(6)	206

Total revenues	1	723	338	(24)	1,038

Expenses:
Cost of processing and services	(1)	310	172	(21)	460
Cost of product	—	117	50	(5)	162
Selling, general and administrative	26	117	56	—	199

Total expenses	25	544	278	(26)	821

Operating income (loss)	(24)	179	60	2	217
Interest (expense) income, net	2	(49)	(10)	—	(57)
Gain on sale of businesses	—	—	19	—	19

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(22)	130	69	2	179
Income tax (provision) benefit	8	(51)	(64)	—	(107)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	3	—	3

Income (loss) from continuing operations	(14)	79	8	2	75
Equity in earnings of consolidated affiliates	92	—	—	(92)	—
Income (loss) from discontinued operations, net of income taxes	—	(1)	4	—	3

Net income	$78	$78	$12	$(90)	$78

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Processing and services	$—	$1,751	$791	$(57)	$2,485
Product	—	460	93	(23)	530

Total revenues	—	2,211	884	(80)	3,015

Expenses:
Cost of processing and services	1	956	476	(57)	1,376
Cost of product	—	347	67	(21)	393
Selling, general and administrative	64	328	164	—	556

Total expenses	65	1,631	707	(78)	2,325

Operating income (loss)	(65)	580	177	(2)	690
Interest (expense) income, net	34	(192)	(3)	—	(161)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(31)	388	174	(2)	529
Income tax (provision) benefit	19	(148)	(66)	1	(194)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	10	—	10

Income (loss) from continuing operations	(12)	240	118	(1)	345
Equity in earnings of consolidated affiliates	370	—	—	(370)	—
Income (loss) from discontinued operations, net of income taxes	—	(10)	23	—	13

Net income	$358	$230	$141	$(371)	$358

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Processing and services	$1	$1,721	$966	$(55)	$2,633
Product	—	446	486	(18)	914

Total revenues	1	2,167	1,452	(73)	3,547

Expenses:
Cost of processing and services	—	956	597	(64)	1,489
Cost of product	1	346	433	(15)	765
Selling, general and administrative	76	328	211	—	615

Total expenses	77	1,630	1,241	(79)	2,869

Operating income (loss)	(76)	537	211	6	678
Interest expense, net	(112)	(35)	(40)	—	(187)
Gain on sale of businesses	—	—	19	—	19

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(188)	502	190	6	510
Income tax (provision) benefit	73	(196)	(110)	(2)	(235)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	3	—	3

Income (loss) from continuing operations	(115)	306	83	4	278
Equity in earnings of consolidated affiliates	622	—	—	(622)	—
Income (loss) from discontinued operations, net of income taxes	—	(3)	232	—	229

Net income	$507	$303	$315	$(618)	$507

FISERV, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8	$140	$130	$—	$278
Trade accounts receivable, net	(2)	347	173	—	518
Prepaid expenses and other current assets	58	127	128	—	313
Assets of discontinued operations held for sale	—	83	803	—	886

Total current assets	64	697	1,234	—	1,995

Investments in affiliates	3,181	—	—	(3,181)	—
Goodwill and intangible assets, net	1	5,451	936	—	6,388
Other long-term assets	120	295	298	—	713

Total assets	$3,366	$6,443	$2,468	$(3,181)	$9,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$90	$472	$298	$—	$860
Liabilities of discontinued operations held for sale	—	7	722	—	729

Total current liabilities	90	479	1,020	—	1,589

Long-term debt	3,769	1	3	—	3,773
Due to (from) affiliates	(4,186)	4,026	160	—	—
Other long-term liabilities	779	37	4	—	820

Total liabilities	452	4,543	1,187	—	6,182

Total shareholders’ equity	2,914	1,900	1,281	(3,181)	2,914

Total liabilities and shareholders’ equity	$3,366	$6,443	$2,468	$(3,181)	$9,096

FISERV, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$32	$104	$94	$—	$230
Trade accounts receivable, net	(1)	379	213	—	591
Prepaid expenses and other current assets	76	144	145	—	365
Assets of discontinued operations held for sale	—	88	946	—	1,034

Total current assets	107	715	1,398	—	2,220

Investments in affiliates	2,736	—	—	(2,736)	—
Goodwill and intangible assets, net	—	5,505	955	—	6,460
Other long-term assets	59	297	295	—	651

Total assets	$2,902	$6,517	$2,648	$(2,736)	$9,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable and other current liabilities	$360	$514	$325	$—	$1,199
Liabilities of discontinued operations held for sale	—	12	831	—	843

Total current liabilities	360	526	1,156	—	2,042

Long-term debt	3,849	1	—	—	3,850
Due to (from) affiliates	(4,264)	3,880	384	—	—
Other long-term liabilities	363	528	(46)	—	845

Total liabilities	308	4,935	1,494	—	6,737

Total shareholders’ equity	2,594	1,582	1,154	(2,736)	2,594

Total liabilities and shareholders’ equity	$2,902	$6,517	$2,648	$(2,736)	$9,331

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$37	$416	$189	$(3)	$639

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(125)	(24)	—	(151)
Other investing activities	(67)	(254)	(131)	390	(62)

Net cash used in investing activities from continuing operations	(69)	(379)	(155)	390	(213)

Cash flows from financing activities:
Repayments of long-term debt	(331)	(1)	(2)	—	(334)
Purchases of treasury stock	(128)	—	—	—	(128)
Other financing activities	417	—	4	(387)	34

Net cash (used in) provided by financing activities from continuing operations	(42)	(1)	2	(387)	(428)

Net change in cash and cash equivalents from continuing operations	(74)	36	36	—	(2)
Net cash transactions transferred from discontinued operations	50	—	—	—	50
Beginning balance	32	104	94	—	230

Ending balance	$8	$140	$130	$—	$278

FISERV, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$23	$447	$107	$—	$577

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(96)	(41)	1	(138)
Payment for acquisitions of businesses, net of cash acquired	(14)	(27)	1	—	(40)
Proceeds from sale of businesses, net of cash sold and expenses paid	—	—	513	—	513
Other investing activities	—	(342)	(554)	878	(18)

Net cash (used in) provided by investing activities from continuing operations	(16)	(465)	(81)	879	317

Cash flows from financing activities:
Repayments of long-term debt, net	(1,090)	(6)	(52)	—	(1,148)
Purchases of treasury stock	(244)	—	—	—	(244)
Other financing activities	914	(1)	(3)	(879)	31

Net cash used in financing activities from continuing operations	(420)	(7)	(55)	(879)	(1,361)

Net change in cash and cash equivalents from continuing operations	(413)	(25)	(29)	—	(467)
Net cash transactions transferred from discontinued operations	644	(4)	—	—	640
Beginning balance	41	130	124	—	295

Ending balance	$272	$101	$95	$—	$468

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from the elimination of existing or potential clients due to consolidation or financial failures in the financial services industry or from decreased spending on the products and services we offer; our ability to complete, and the timing of and the proceeds from, the sale of the remainder of the Fiserv ISS business, including the risk that the conditions to the completion of the transaction may not be satisfied or the remaining required regulatory approvals may not be obtained timely or at all; our ability to complete, and the timing of and the proceeds from, the sale of Fiserv LFS; our ability to successfully integrate CheckFree’s operations; changes in client demand for our products or services; pricing or other actions by competitors; the potential impact of our Fiserv 2.0 initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2008 and in other documents that we file with the Securities and Exchange Commission. We urge you to consider these factors carefully in evaluating forward-looking statements and caution you not to place undue reliance upon forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

On September 28, 2009, we signed a definitive agreement to sell our Loan Fulfillment Solutions business (“Fiserv LFS”). The transaction is expected to close in the fourth quarter of 2009. The financial results of Fiserv LFS are included in discontinued operations for all periods presented. In July 2008, we completed the sale of a 51% interest in substantially all of the businesses in the Insurance Services segment (“Fiserv Insurance”). As a result of this transaction, the revenues and expenses of Fiserv Insurance (now known as StoneRiver) are no longer included in our consolidated revenues, expenses and operating income beginning July 15, 2008, but they are included in all prior periods.

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

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three and nine-month periods ended September 30, 2009 to the comparable periods in 2008.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of September 30, 2009.

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

	Three Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2009	2008	2009	2008	$	%
Revenues:
Processing and services	$826	$832	83.3%	80.2%	$(6)	(1)%
Product	166	206	16.7%	19.8%	(40)	(19)%

Total revenues	992	1,038	100.0%	100.0%	(46)	(4)%

Expenses:
Cost of processing and services	453	460	54.8%	55.3%	(7)	(2)%
Cost of product	126	162	75.9%	78.6%	(36)	(22)%

Sub-total	579	622	58.4%	59.9%	(43)	(7)%
Selling, general and administrative	182	199	18.3%	19.2%	(17)	(9)%

Total expenses	761	821	76.7%	79.1%	(60)	(7)%

Operating income	231	217	23.3%	20.9%	14	6%
Interest expense, net	(52)	(57)	(5.2)%	(5.5)%	(5)	(9)%
Gain on sale of businesses	—	19	0.0%	1.8%	(19)	(100)%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$179	$179	18.0%	17.2%	$—	—

	Nine Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2009	2008	2009	2008	$	%
Revenues:
Processing and services	$2,485	$2,633	82.4%	74.2%	$(148)	(6)%
Product	530	914	17.6%	25.8%	(384)	(42)%

Total revenues	3,015	3,547	100.0%	100.0%	(532)	(15)%

Expenses:
Cost of processing and services	1,376	1,489	55.4%	56.6%	(113)	(8)%
Cost of product	393	765	74.2%	83.7%	(372)	(49)%

Sub-total	1,769	2,254	58.7%	63.5%	(485)	(22)%
Selling, general and administrative	556	615	18.4%	17.3%	(59)	(10)%

Total expenses	2,325	2,869	77.1%	80.9%	(544)	(19)%

Operating income	690	678	22.9%	19.1%	12	2%
Interest expense, net	(161)	(187)	(5.3)%	(5.3)%	(26)	(14)%
Gain on sale of businesses	—	19	0.0%	0.5%	(19)	(100)%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$529	$510	17.5%	14.4%	$19	4%

(1)

Each percentage of revenue is calculated as the relevant revenue, expense, income or gain amount divided by total revenues, except for cost of processing and services and cost of product amounts which are divided by the related component of revenues.

Total Revenues

	Three Months Ended September 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total

Total revenues:
2009	$475	$522	$—	$(5)	$992
2008	484	529	33	(8)	1,038

Revenue growth (decline)	$(9)	$(7)	$(33)	$3	$(46)
Revenue growth (decline) percentage	(2)%	(1)%	(100)%		(4)%

	Nine Months Ended September 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total

Total revenues:
2009	$1,445	$1,591	$—	$(21)	$3,015
2008	1,502	1,572	513	(40)	3,547

Revenue growth (decline)	$(57)	$19	$(513)	$19	$(532)
Revenue growth (decline) percentage	(4)%	1%	(100)%		(15)%

Total revenues decreased $46 million, or 4%, in the third quarter of 2009 and $532 million, or 15%, in the first nine months of 2009 compared to 2008. These decreases were primarily due to our sale of a 51% interest in Fiserv Insurance in July 2008, which resulted in decreases in total revenues of $33 million, or 3%, in the third quarter and $513 million, or 14%, in the first nine months of 2009. As a result of this transaction, the revenues of Fiserv Insurance are no longer included in our consolidated revenues beginning July 15, 2008, but they are included for all prior periods. Revenues from acquired companies contributed approximately $7 million and $20 million to revenues in the third quarter and first nine months of 2009, respectively.

Revenues in our Financial segment decreased $9 million, or 2%, and $57 million, or 4%, in the third quarter and first nine months of 2009, respectively, compared to 2008. Year to date revenues in this segment were negatively impacted by 2 percentage points, or $28 million, due to contract termination fee revenues which declined from $34 million in 2008 to $6 million in 2009. Contract termination fee revenues were $2 million in both the third quarter of 2009 and 2008. Businesses in our Financial segment generally enter into three to five year contracts with clients that contain early contract termination fees. These fees are primarily generated when an existing client is acquired by another financial institution and can vary significantly from period to period based on the number and size of clients that are acquired and how early in the contract term a contract is terminated. Revenues in our Financial segment during both the three and nine month periods ended September 30, 2009 were also negatively impacted by declines in software license revenues and related professional services and unfavorable foreign currency fluctuations in relation to the U.S. dollar.

Revenues in our Payments segment decreased $7 million, or 1%, in the third quarter of 2009 and increased $19 million, or 1%, in the first nine months of 2009 compared to 2008. Revenues in the three and nine month periods ended September 30, 2009 increased due to new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our bill payment and electronic funds transfer businesses. In the third quarter of 2009, these increases were more than offset by a $16 million decline in product revenue due primarily to lower software license revenues and continued revenue declines in our investment services business from a reduction in the number of accounts processed as a result of the volatility in the U.S. equity markets.

Total Expenses

Total expenses decreased $60 million, or 7%, in the third quarter of 2009 and $544 million, or 19%, in the first nine months of 2009 compared to 2008. These decreases were primarily due to our sale of a 51% interest in Fiserv Insurance in July 2008, which resulted in decreases in total expenses of $30 million, or 4%, in the third quarter and $469 million, or 16%, in the first nine months of 2009.

Cost of processing and services as a percentage of processing and services revenue decreased to 54.8% in the third quarter of 2009 and 55.4% in the first nine months of 2009 from 55.3% and 56.6%, respectively, in the comparable periods in 2008. These decreases were primarily due to overall improvements in operating efficiencies as a result of improved business mix and the implementation of strategic initiatives that have lowered our overall cost structure.

Cost of product as a percentage of product revenue decreased to 75.9% in the third quarter of 2009 and 74.2% in the first nine months of 2009 from 78.6% and 83.7%, respectively, in the comparable periods in 2008. These decreases were primarily due to our sale of a 51% interest in Fiserv Insurance, which generated historical overall operating margins of less than 10 percent primarily due to the inclusion of prescription product costs in both product revenues and cost of product. Prescription product costs totaled $20 million and $312 million in the third quarter and the first nine months of 2008, respectively, compared to no such costs in 2009.

Selling, general and administrative (“SG&A”) expenses decreased $17 million, or 9%, in the third quarter of 2009 and $59 million, or 10%, in the first nine months of 2009 compared to 2008. The year to date decrease was primarily due to our sale of a 51% interest in Fiserv Insurance which resulted in a $36 million decrease in the first nine months of 2009. In addition, SG&A expenses in the three and nine month periods ended September 30, 2009 decreased due to lower merger costs associated with our acquisition of CheckFree Corporation (“CheckFree”), and the implementation of initiatives to reduce discretionary expenses. Partially offsetting the decrease in SG&A expenses in the first nine months of 2009 were $15 million of employee severance and related expenses associated with a reduction in force that we recorded in the first quarter of 2009.

Operating Income and Operating Margin

	Three Months Ended September 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total

Operating income:
2009	$141	$151	$—	$(61)	$231
2008	129	148	3	(63)	217

Operating income growth (decline)	$12	$3	$(3)	$2	$14
Operating income growth (decline) percentage	9%	2%	(100)%		6%

Operating margin:
2009	29.6%	28.8%	—		23.3%
2008	26.5%	28.1%	8.6%		20.9%

Operating margin growth (1)	3.1%	0.7%			2.4%

	Nine Months Ended September 30,
(In millions)	Financial	Payments	Insurance	Corporate and Other	Total

Operating income:
2009	$428	$453	$—	$(191)	$690
2008	410	422	44	(198)	678

Operating income growth (decline)	$18	$31	$(44)	$7	$12
Operating income growth (decline) percentage	4%	7%	(100)%		2%

Operating margin:
2009	29.6%	28.5%	—		22.9%
2008	27.3%	26.9%	8.7%		19.1%

Operating margin growth (1)	2.3%	1.6%			3.8%

(1)	Represents the percentage point improvement in operating margin.

Total operating income increased $14 million, or 6%, in the third quarter of 2009 and $12 million, or 2%, in the first nine months of 2009 compared to 2008. The sale of a 51% interest in Fiserv Insurance negatively impacted operating income and resulted in a decrease of $44 million, or 6% of total operating income, in the first nine months of 2009. Operating margin increased 240 basis points to 23.3% in the third quarter and increased 380 basis points to 22.9% in the first nine months of 2009 compared to 2008. The operating income and operating margin growth was due to strong operating margin expansion in both of our operating segments, implementation of strategic initiatives that continue to lower our overall cost structure, and the sale of a 51% interest in Fiserv Insurance, which historically generated lower operating margins.

Operating income in our Financial segment increased $12 million in the third quarter of 2009 and $18 million in the first nine months of 2009 compared to 2008. Operating margin increased 310 basis points to 29.6% in the third quarter and increased 230 basis points to 29.6% in the first nine months of 2009 compared to 2008. The improvements in operating income and operating margin were primarily due to overall improvements in operating efficiencies, improved business mix, and revenue growth and scale efficiencies in our bank and credit union account processing businesses. The operating income and operating margin growth was greater in the third quarter of 2009 than in the first six months of 2009 due primarily to the negative impact of a $28 million decrease in higher-margin contract termination fee revenues in the first six months of 2009.

Operating income in our Payments segment increased $3 million in the third quarter of 2009 and $31 million in the first nine months of 2009 compared to 2008. Operating margin improved 70 basis points to 28.8% in the third quarter and 160 basis points to 28.5% in the first nine months of 2009 compared to 2008. The increases in operating income and operating margin in the first nine months of 2009 resulted primarily from cost savings associated with our acquisition of CheckFree and growth in higher-margin revenues resulting in improved operating leverage and scale efficiencies in our transaction processing electronic payments businesses. In addition, operating income and operating margin growth in the third quarter of 2009 was lower than in the first nine months of 2009 due primarily to a $16 million decrease in product revenues driven by lower software license revenues in the third quarter.

The operating loss in our Corporate and Other segment decreased $2 million in the third quarter of 2009 and $7 million in the first nine months of 2009 compared to 2008. These decreases were primarily due to a decline in merger and integration items associated with our acquisition of CheckFree, partially offset by $15 million of employee severance and related expenses recorded in the first quarter of 2009 and increased spending for several company-wide strategic initiatives in 2009.

Interest Expense, Net

Interest expense decreased $5 million, or 9%, in the third quarter of 2009 and $26 million, or 14%, in the first nine months of 2009 compared to 2008. These decreases were primarily due to decreases in total outstanding borrowings during the third quarter and first nine months of 2009 compared to the same periods in 2008.

Gain on Sale of Businesses

In the third quarter of 2008, we recognized a $19 million pre-tax gain on our sale of a 51% interest in Fiserv Insurance.

Income Tax Provision

The income tax provision decreased $47 million from $107 million in the third quarter of 2008 to $60 million in the third quarter of 2009 and decreased $41 million from $235 million in the first nine months of 2008 to $194 million in the first nine months of 2009 due primarily to income taxes associated with our sale of a 51% interest in Fiserv Insurance in 2008 and the positive impact of a tax settlement in the third quarter of 2009. The significant items impacting our effective income tax rates for continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Statutory federal, state and foreign income tax provisions, net	37.6%	38.7%	38.0%	38.6%
Sale of Fiserv Insurance (1)	—	20.9%	—	7.3%
Tax settlement (2)	(3.9)%	—	(1.3)%	—

Effective income tax rate	33.7%	59.6%	36.7%	45.9%

(1)	Represents a $44 million income tax provision related to our 2008 sale of a 51% interest in Fiserv Insurance.
(2)	Represents a $7 million income tax benefit recognized in conjunction with the final settlement of a CheckFree purchase accounting income tax reserve.

Income from Investment in Unconsolidated Affiliate

Due to our sale of a 51% interest in Fiserv Insurance in July 2008, we record our share of Fiserv Insurance’s net income, $5 million in the third quarter of 2009 and $10 million in the first nine months of 2009, as income from investment in unconsolidated affiliate.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations was $(9) million and $3 million in the third quarter of 2009 and 2008, respectively, and $13 million and $229 million in the first nine months of 2009 and 2008, respectively. Income from discontinued operations in the first nine months of 2009 included an after-tax gain of $25 million related to the final contingent purchase price payment we received in connection with the sale of a portion of Fiserv ISS. Income from discontinued operations in the third quarter and first nine months of 2008 included after-tax gains of $7 million and $239 million, respectively, primarily related to the sales of Fiserv Health and a portion of Fiserv ISS.

Net Income (Loss) Per Share - Diluted

Net income per share-diluted was $0.74 and $0.48 in the third quarter of 2009 and 2008, respectively, and $2.30 and $3.08 in the first nine months of 2009 and 2008, respectively. Net income per share-diluted from continuing operations increased from $0.46 and $1.69 in the third quarter and first nine months of 2008, respectively, to $0.79 and $2.21 in the third quarter and first nine months of 2009, respectively, due primarily to a $0.15 per share after-tax loss from the sale of a 51% interest in Fiserv Insurance recognized in the third quarter of 2008 and improved operating results in 2009. Net income (loss) per share-diluted from discontinued operations decreased from income of $0.02 in the third quarter of 2008 to a loss of $0.05 in the third quarter of 2009. Net income per share-diluted from discontinued operations decreased from $1.38 in the first nine months of 2008 to $0.09 in the first nine months of 2009 due primarily to gains on the sale of businesses in 2008.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the principal and interest requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flows generated by operations, our cash and cash equivalents at September 30, 2009 of $278 million and available borrowings under our revolving credit facility of $880 million.

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2009	2008	$	%

Income from continuing operations	$345	$278	$67
Depreciation and amortization	248	266	(18)
Share-based compensation	28	26	2
Net changes in working capital and other	18	7	11

Operating cash flow	$639	$577	$62	11%

Capital expenditures	$151	$138	$13	9%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $639 million in the first nine months of 2009, an increase of 11% compared with $577 million in 2008. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures and share repurchases, rather than to pay dividends. Our capital expenditures increased $13 million to $151 million in the first nine months of 2009 compared to same period in 2008. Our capital expenditures were 5% and 4% of total revenues in the first nine months of 2009 and 2008, respectively.

In the second quarter of 2009, we received a contingent purchase price payment of $40 million related to our 2008 sale of a portion of Fiserv ISS. In the third quarter of 2009, Fiserv Insurance, of which we own 49%, refinanced its outstanding debt. In conjunction with the refinancing, we loaned Fiserv Insurance $67 million, with interest payable quarterly and the principal due in 2013. In addition, we anticipate receiving proceeds, including income tax benefits, of approximately $125 million from the dispositions of the remainder of Fiserv ISS and Fiserv LFS.

Share Repurchases

In the first nine months of 2009, we purchased $128 million of our common stock and, as of September 30, 2009, had approximately 3.2 million shares remaining under our existing authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

(In millions)	September 30, 2009	December 31, 2008

Long-term debt (including current maturities)	$3,777	$4,105

In the first nine months of 2009, we used a portion of our operating cash flow to repay approximately $330 million of long-term debt, which reduced our outstanding debt to approximately $3.8 billion at September 30, 2009. Our long-term debt currently consists primarily of $2.0 billion under our unsecured senior term loan facility and $1.75 billion of senior notes. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. The next scheduled principal payment on our senior term loan of $375 million is due in December 2010. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. In addition, we have $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which pay interest at the stated rate on May 20 and November 20 of each year.

We maintain a $900 million revolving credit facility under which borrowings of $20 million were outstanding at September 30, 2009. Borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. The facility, as amended, contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness to no more than a specified multiple (ranging between 3.5 and 4.0) of consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. There are no significant commitment fees or compensating balance requirements. The facility expires on March 24, 2011. During the first nine months of 2009, we were in compliance with all debt covenants in this and our other credit facilities, including those contained in our senior term loan and our senior notes.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2009	525,400	$46.86	525,400	3,966,128
August 1-31, 2009	524,816	48.28	524,816	3,441,312
September 1-30, 2009	225,000	47.79	225,000	3,216,312

Total	1,275,216		1,275,216

(1)	On May 20, 2009, our board of directors authorized the repurchase of up to 5 million shares of our common stock. This repurchase authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: November 6, 2009	By:	/S/ THOMAS J. HIRSCH
Thomas J. Hirsch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated November 6, 2009

31.2	Certification of the Chief Financial Officer, dated November 6, 2009

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated November 6, 2009

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and (iv) Notes to Condensed Consolidated Financial Statements.