Form 10-Q
period 2010-03-31
FISERV INC
filed 2010-05-06
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

As of May 4, 2010, there were 152,610,235 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Processing and services	$831	$831
Product	177	192

Total revenue	1,008	1,023

Expenses:
Cost of processing and services	462	458
Cost of product	136	142
Selling, general and administrative	172	198

Total expenses	770	798

Operating income	238	225
Interest expense, net	(45)	(54)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	193	171
Income tax provision	(73)	(66)
Income from investment in unconsolidated affiliate, net of income taxes	3	1

Income from continuing operations	123	106
Loss from discontinued operations, net of income taxes	(2)	(3)

Net income	$121	$103

Net income (loss) per share - basic:
Continuing operations	$0.81	$0.68
Discontinued operations	(0.01)	(0.02)

Total	$0.79	$0.66

Net income (loss) per share - diluted:
Continuing operations	$0.80	$0.68
Discontinued operations	(0.01)	(0.02)

Total	$0.79	$0.66

Shares used in computing net income (loss) per share:
Basic	152.5	155.5
Diluted	153.7	156.0

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$416	$363
Trade accounts receivable, net	514	554
Deferred income taxes	44	46
Prepaid expenses and other current assets	270	314

Total current assets	1,244	1,277

Property and equipment, net	281	293
Intangible assets, net	1,970	2,006
Goodwill	4,369	4,371
Other long-term assets	445	431

Total assets	$8,309	$8,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$510	$565
Deferred revenue	347	337
Current maturities of long-term debt	133	259

Total current liabilities	990	1,161

Long-term debt	3,381	3,382
Deferred income taxes	583	580
Other long-term liabilities	237	229

Total liabilities	5,191	5,352

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	729	727
Accumulated other comprehensive loss	(70)	(69)
Accumulated earnings	4,492	4,371
Treasury stock, at cost, 45.3 million and 44.7 million shares	(2,035)	(2,005)

Total shareholders’ equity	3,118	3,026

Total liabilities and shareholders’ equity	$8,309	$8,378

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$121	$103
Adjustment for discontinued operations	2	3
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	47	47
Amortization of acquisition-related intangible assets	37	34
Share-based compensation	10	11
Deferred income taxes	5	3
Other non-cash items	(10)	(1)
Changes in assets and liabilities:
Trade accounts receivable	39	52
Prepaid expenses and other assets	(12)	4
Accounts payable and other liabilities	11	(13)
Deferred revenue	10	(12)

Net cash provided by operating activities from continuing operations	260	231

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(42)	(45)
Other investing activities	7	3

Net cash used in investing activities from continuing operations	(35)	(42)

Cash flows from financing activities:
Repayments of long-term debt	(126)	(101)
Issuance of common stock and treasury stock	21	10
Purchases of treasury stock	(71)	(25)
Other financing activities	5	4

Net cash used in financing activities from continuing operations	(171)	(112)

Net change in cash and cash equivalents from continuing operations	54	77
Net cash transactions transferred to discontinued operations	(1)	—
Beginning balance	363	230

Ending balance	$416	$307

Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(3)	$1
Net cash provided by investing activities	2	1
Net cash used in financing activities	—	(2)

Net change in cash and cash equivalents from discontinued operations	(1)	—
Net cash transactions transferred from continuing operations	1	—
Beginning balance - discontinued operations	—	38

Ending balance - discontinued operations	$—	$38

See notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month periods ended March 31, 2010 and 2009 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

2. Fair Value Measurements

Assets and liabilities which are measured at fair value are classified in the following categories:

Level 1 – At March 31, 2010 and December 31, 2009, the fair values of available-for-sale investments in asset-backed securities of $10 million and $11 million, respectively, were based on quoted prices in active markets for identical instruments as of the reporting date.

Level 2 – At March 31, 2010 and December 31, 2009, the fair values of available-for-sale investments in asset-backed securities of $5 million and $6 million, respectively, and liabilities for interest rate hedge contracts of $93 million and $92 million, respectively, were determined from market based valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – At March 31, 2010 and December 31, 2009, the fair values of available-for-sale investments of $23 million were based on valuation models with unobservable pricing inputs and management estimates. Unrealized losses of $2 million were recorded in accumulated other comprehensive loss at March 31, 2010 and December 31, 2009.

The fair value of the Company’s total debt was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets and totaled $3.6 billion and $3.8 billion at March 31, 2010 and December 31, 2009, respectively.

3. Share-Based Compensation

The Company recognized $10 million and $11 million of share-based compensation during the first quarter of 2010 and 2009, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the first quarter of 2010, the Company granted 1.1 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $17.48 and $47.73, respectively. During the first quarter of 2009, the Company granted 1.4 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $12.40 and $32.78, respectively. During the first quarter of 2010 and 2009, stock options to purchase 0.8 million shares and 0.2 million shares, respectively, were exercised.

4. Shares Used in Computing Net Income Per Share

Basic weighted-average outstanding shares used in calculating net income per share were 152.5 million and 155.5 million for the first quarter of 2010 and 2009, respectively. Diluted weighted-average outstanding shares used in calculating net income per share were 153.7 million and 156.0 million for the first quarter of 2010 and 2009, respectively, and included 1.2 million and 0.5 million common stock equivalents, respectively. For the first quarter of 2010 and 2009, stock options for 2.5 million shares and 6.4 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

5. Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, the Company maintains a series of interest rate swap agreements (“Swaps”) with total notional values of $1.2 billion at March 31, 2010 and December 31, 2009. The Swaps have been designated by the Company as cash flow hedges, effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.8% prior to financing spreads and related fees, and have expiration dates through September 2012. The fair values of the Swaps, as discussed in Note 2, were recorded in other long-term liabilities and in accumulated other comprehensive loss, net of income taxes, in the condensed consolidated balance sheets. The components of other comprehensive income (loss) pertaining to interest rate hedge contracts are presented in Note 6. In the first quarter of 2010 and 2009, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2010, the Company estimates that it will recognize approximately $40 million in interest expense related to interest rate hedge contracts during the next twelve months.

6. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Net income	$121	$103

Other comprehensive income (loss), net of income taxes:
Fair market value adjustments on investments	1	10
Fair market value adjustments on cash flow hedges	(8)	(3)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense	8	8
Foreign currency translation adjustments	(2)	(1)

Other comprehensive income (loss)	(1)	14

Comprehensive income	$120	$117

7. Business Segment Information

The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment, the Financial Institution Services (“Financial”) segment, and the Corporate and Other segment. The Payments segment primarily provides electronic bill payment and settlement, electronic funds transfer, and debit processing products and services to meet the electronic transaction processing needs of the financial services industry. The businesses in this segment also provide card and print personalization services, Internet banking, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended March 31, 2010
Processing and services revenue	$397	$432	$2	$831
Product revenue	143	40	(6)	177

Total revenue	$540	$472	$(4)	$1,008

Operating income	$148	$136	$(46)	$238

Three Months Ended March 31, 2009
Processing and services revenue	$386	$445	$—	$831
Product revenue	158	43	(9)	192

Total revenue	$544	$488	$(9)	$1,023

Operating income	$155	$142	$(72)	$225

8. Subsidiary Guarantors of Long-Term Debt

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$589	$260	$(18)	$831
Product	—	156	30	(9)	177

Total revenue	—	745	290	(27)	1,008

Expenses:
Cost of processing and services	(1)	322	161	(20)	462
Cost of product	—	120	22	(6)	136
Selling, general and administrative	18	109	45	—	172

Total expenses	17	551	228	(26)	770

Operating income (loss)	(17)	194	62	(1)	238
Interest (expense) income, net	14	(57)	(2)	—	(45)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(3)	137	60	(1)	193
Income tax (provision) benefit	2	(52)	(23)	—	(73)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	3	—	3

Income (loss) from continuing operations	(1)	85	40	(1)	123
Equity in earnings of consolidated affiliates	124	—	—	(124)	—
Loss from discontinued operations, net of income taxes	(2)	—	—	—	(2)

Net income	$121	$85	$40	$(125)	$121

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$584	$264	$(17)	$831
Product	—	171	27	(6)	192

Total revenue	—	755	291	(23)	1,023

Expenses:
Cost of processing and services	2	311	158	(13)	458
Cost of product	—	130	26	(14)	142
Selling, general and administrative	25	115	58	—	198

Total expenses	27	556	242	(27)	798

Operating income (loss)	(27)	199	49	4	225
Interest (expense) income, net	10	(61)	(3)	—	(54)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(17)	138	46	4	171
Income tax (provision) benefit	6	(53)	(17)	(2)	(66)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	1	—	1

Income (loss) from continuing operations	(11)	85	30	2	106
Equity in earnings of consolidated affiliates	114	—	—	(114)	—
(Loss) income from discontinued operations, net of income taxes	—	(4)	1	—	(3)

Net income	$103	$81	$31	$(112)	$103

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$116	$152	$148	$—	$416
Trade accounts receivable, net	(2)	341	175	—	514
Prepaid expenses and other current assets	58	137	119	—	314

Total current assets	172	630	442	—	1,244

Investments in consolidated affiliates	5,163	—	—	(5,163)	—
Goodwill and intangible assets, net	2	5,413	924	—	6,339
Other long-term assets	113	300	313	—	726

Total assets	$5,450	$6,343	$1,679	$(5,163)	$8,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$229	$439	$322	$—	$990

Long-term debt	3,373	8	—	—	3,381
Due to (from) consolidated affiliates	(2,053)	1,961	92	—	—
Other long-term liabilities	783	36	1	—	820

Total liabilities	2,332	2,444	415	—	5,191

Total shareholders’ equity	3,118	3,899	1,264	(5,163)	3,118

Total liabilities and shareholders’ equity	$5,450	$6,343	$1,679	$(5,163)	$8,309

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$55	$169	$139	$—	$363
Trade accounts receivable, net	(2)	361	195	—	554
Prepaid expenses and other current assets	91	135	134	—	360

Total current assets	144	665	468	—	1,277

Investments in consolidated affiliates	3,154	—	—	(3,154)	—
Goodwill and intangible assets, net	2	5,447	928	—	6,377
Other long-term assets	114	305	305	—	724

Total assets	$3,414	$6,417	$1,701	$(3,154)	$8,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$337	$488	$336	$—	$1,161

Long-term debt	3,373	9	—	—	3,382
Due to (from) consolidated affiliates	(4,094)	3,973	121	—	—
Other long-term liabilities	772	34	3	—	809

Total liabilities	388	4,504	460	—	5,352

Total shareholders’ equity	3,026	1,913	1,241	(3,154)	3,026

Total liabilities and shareholders’ equity	$3,414	$6,417	$1,701	$(3,154)	$8,378

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$76	$120	$63	$1	$260

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	—	(34)	(8)	—	(42)
Other investing activities	150	—	7	(150)	7

Net cash (used in) provided by investing activities from continuing operations	150	(34)	(1)	(150)	(35)

Cash flows from financing activities:
Repayments of long-term debt	(126)	—	—	—	(126)
Purchases of treasury stock	(71)	—	—	—	(71)
Other financing activities	33	(103)	(53)	149	26

Net cash used in financing activities from continuing operations	(164)	(103)	(53)	149	(171)

Net change in cash and cash equivalents from continuing operations	62	(17)	9	—	54
Net cash transactions transferred to discontinued operations	(1)	—	—	—	(1)
Beginning balance	55	169	139	—	363

Ending balance	$116	$152	$148	$—	$416

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$56	$97	$83	$(5)	$231

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(1)	(38)	(6)	—	(45)
Other investing activities	—	(42)	(51)	96	3

Net cash used in investing activities from continuing operations	(1)	(80)	(57)	96	(42)

Cash flows from financing activities:
Repayments of long-term debt	(100)	—	(1)	—	(101)
Purchases of treasury stock	(25)	—	—	—	(25)
Other financing activities	102	(1)	4	(91)	14

Net cash (used in) provided by financing activities from continuing operations	(23)	(1)	3	(91)	(112)

Net change in cash and cash equivalents from continuing operations	32	16	29	—	77
Net cash transactions transferred from (to) discontinued operations	10	(10)	—	—	—
Beginning balance	32	104	94	—	230

Ending balance	$74	$110	$123	$—	$307

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer or from the elimination of existing or potential clients due to consolidation or financial failures in the financial services industry; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our Fiserv 2.0 initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2009 and in other documents that we file with the Securities and Exchange Commission. We urge you to consider these factors carefully in evaluating forward-looking statements and caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We provide integrated information management and electronic commerce systems and services, including transaction processing, electronic bill payment and presentment, business process outsourcing, document distribution services, and software and systems solutions. Our operations are primarily in the United States and are comprised of our Payments and Industry Products (“Payments”) segment, Financial Institution Services (“Financial”) segment, and Corporate and Other segment. The Payments segment primarily provides electronic bill payment and settlement, electronic funds transfer, and debit processing products and services to meet the electronic transaction processing needs of the financial services industry. Our businesses in this segment also provide card and print personalization services, Internet banking, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited condensed consolidated financial statements and accompanying footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the quarter ended March 31, 2010 to the comparable period in 2009.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2010.

Results of Operations

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenue, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

	Three Months Ended March 31,
(In millions)			Percentage of Revenue (1)		Increase (Decrease)
	2010	2009	2010	2009	$	%
Revenue:
Processing and services	$831	$831	82.4%	81.2%	$—	—
Product	177	192	17.6%	18.8%	(15)	(8)%

Total revenue	1,008	1,023	100.0%	100.0%	(15)	(1)%

Expenses:
Cost of processing and services	462	458	55.6%	55.1%	4	1%
Cost of product	136	142	76.8%	74.0%	(6)	(4)%

Sub-total	598	600	59.3%	58.7%	(2)	—
Selling, general and administrative	172	198	17.1%	19.4%	(26)	(13)%

Total expenses	770	798	76.4%	78.0%	(28)	(4)%

Operating income	238	225	23.7%	22.0%	13	6%
Interest expense, net	(45)	(54)	(4.5)%	(5.3)%	(9)	(17)%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$193	$171	19.1%	16.7%	$22	13%

(1)

Each percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

Total Revenue

	Three Months Ended March 31,
(In millions)	Payments	Financial	Corporate and Other	Total

Total revenue:
2010	$540	$472	$(4)	$1,008
2009	544	488	(9)	1,023

Revenue growth (decline)	$(4)	$(16)	$5	$(15)
Revenue growth (decline) percentage	(1)%	(3)%		(1)%

Total revenue decreased $15 million, or 1%, in the first quarter of 2010 compared to 2009. Revenue in our Payments segment decreased $4 million, or 1%, and revenue in our Financial segment decreased $16 million, or 3%. The decrease in Payments segment revenue was primarily due to lower product revenue in our output solutions business, including pass-through postage revenue, partially offset by revenue increases driven by new clients and increased transaction volumes from existing clients in our electronic payments businesses. The decrease in Financial segment revenue was primarily due to volume declines in our check processing business and lower specialty consulting and software license revenue, partially offset by increased revenue in our bank and credit union account processing businesses.

Total Expenses

Total expenses decreased $28 million, or 4%, to $770 million in the first quarter of 2010 compared to 2009. Total expenses as a percentage of total revenue were 76.4% and 78.0% in the first quarter of 2010 and 2009, respectively. Cost of processing and services as a percentage of processing and services revenue in the first quarter of 2010 was 55.6%, which was relatively consistent compared to the first quarter of 2009. Cost of product as a percentage of product revenue increased from 74.0% in the first quarter of 2009 to 76.8% in 2010, due primarily to a decline in higher margin software license revenue which negatively impacted our operating margin. Selling, general and administrative expenses decreased $26 million, or 13%, in the first quarter of 2010 compared to 2009, due primarily to $15 million of employee severance expenses recognized in the first quarter of 2009 and a decline in merger and integration costs associated with our acquisition of CheckFree Corporation (“CheckFree”).

Operating Income and Operating Margin

	Three Months Ended March 31,
(In millions)	Payments	Financial	Corporate and Other	Total

Operating income:
2010	$148	$136	$(46)	$238
2009	155	142	(72)	225

Operating income growth (decline)	$(7)	$(6)	$26	$13
Operating income growth (decline) percentage	(5)%	(4)%		6%

Operating margin:
2010	27.5%	28.8%		23.7%
2009	28.5%	29.3%		22.0%

Operating margin growth (decline) (1)	(1.0%)	(0.5%)		1.7%

(1)	Represents the percentage point improvement or decline in operating margin.

Total operating income increased $13 million, or 6%, in the first quarter of 2010 compared to 2009. Our operating margin was 23.7% and 22.0% in the first quarter of 2010 and 2009, respectively.

Operating income in our Payments segment decreased $7 million, or 5%, and operating margin decreased 100 basis points to 27.5% in the first quarter of 2010 compared to 2009. The decreases in operating income and operating margin resulted primarily from a decline in higher margin project revenue in our output solutions business and increased expenditures associated with the development of new products, partially offset by improved operating leverage in our electronic funds transfer businesses.

Operating income in our Financial segment decreased $6 million, or 4%, and operating margin decreased 50 basis points to 28.8% in the first quarter of 2010 compared to 2009. Operating income and operating margin were negatively impacted by decreases in higher margin software license and specialty consulting revenue and volume declines in our check processing business. These negative factors were partially offset by revenue growth and scale efficiencies in our bank and credit union account processing businesses.

The operating loss in our Corporate and Other segment decreased $26 million in the first quarter of 2010 compared to 2009, due primarily to $15 million of employee severance expenses recognized in the first quarter of 2009 and lower merger and integration costs associated with our acquisition of CheckFree.

Interest Expense, Net

Interest expense decreased $9 million, or 17%, in the first quarter of 2010 compared to 2009 primarily due to decreases in total outstanding borrowings and interest rates.

Income Tax Provision

The income tax provision increased $7 million from $66 million in the first quarter of 2009 to $73 million in the first quarter of 2010. Our effective income tax rate was 37.9% and 38.3% in the first quarter of 2010 and 2009, respectively.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.80 and $0.68 in the first quarter of 2010 and 2009, respectively. Net income per share-diluted from continuing operations in 2009 was negatively impacted by approximately $0.09 per share due to employee severance expenses and merger costs. The amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.15 per share and $0.14 per share in the first quarter of 2010 and 2009, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the principal and interest requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flows generated by operations, our cash and cash equivalents at March 31, 2010 of $416 million and available borrowings under our revolving credit facility of $870 million at March 31, 2010.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2010	2009	$	%

Income from continuing operations	$123	$106	$17
Depreciation and amortization	84	81	3
Share-based compensation	10	11	(1)
Net changes in working capital and other	43	33	10

Operating cash flow	$260	$231	$29	13%

Capital expenditures	$42	$45	$(3)	(7)%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $260 million in the first quarter of 2010, an increase of 13% compared with $231 million in 2009. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures decreased $3 million to $42 million in the first quarter of 2010 compared to 2009. Capital expenditures were 4% of our total revenue in the first quarter of 2010 and 2009.

Share Repurchases

In the first quarter of 2010, we purchased approximately 1.4 million shares of our common stock for $67 million and, as of March 31, 2010, we had approximately 5.8 million shares remaining under our existing authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

(In millions)	March 31, 2010	December 31, 2009

Long-term debt (including current maturities)	$3,514	$3,641

In the first quarter of 2010, we used a portion of our operating cash flow to repay approximately $125 million of long-term debt, which reduced our outstanding debt, including current maturities, to approximately $3.5 billion at March 31, 2010. Our long-term debt currently consists primarily of $1.75 billion under our unsecured senior term loan facility and $1.75 billion of senior notes. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. To manage exposure to fluctuations in interest rates, we maintain a series of interest rate swap agreements (“Swaps”) with total notional values of $1.2 billion. The Swaps effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.8%, prior to financing spreads and related fees, and have expiration dates through September 2012. The next scheduled principal payment of $130 million on our senior term loan is due in December 2010. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. In addition, we have $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which pay interest at the stated rate on May 20 and November 20 of each year.

We maintain a $900 million revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. The facility, as amended, contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. There are no significant commitment fees or compensating balance requirements. The facility expires on March 24, 2011. As of March 31, 2010, we had issued letters of credit totaling $30 million under this facility and our available borrowings were $870 million. During the first quarter of 2010, we were in compliance with all financial debt covenants in this and our other credit facilities, including those contained in our senior term loan and our senior notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 and have not materially changed since December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2010	472,960	$47.74	472,960	1,693,352
February 1-28, 2010	675,000	46.57	675,000	6,018,352
March 1-31, 2010	260,800	49.25	260,800	5,757,552

Total	1,408,760		1,408,760

(1)	The purchases shown in the table above were made pursuant to a May 20, 2009 authorization of our board of directors to purchase up to 5 million shares of our common stock. On February 24, 2010, our board of directors authorized the repurchase of up to 5 million additional shares of our common stock. These repurchase authorizations do not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: May 6, 2010	By:	/S/ THOMAS J. HIRSCH
Thomas J. Hirsch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Agreement with Peter J. Kight, dated March 31, 2010

31.1	Certification of the Chief Executive Officer, dated May 6, 2010

31.2	Certification of the Chief Financial Officer, dated May 6, 2010

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated May 6, 2010

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements.