Form 10-Q
period 2010-06-30
FISERV INC
filed 2010-08-05
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, there were 150,104,161 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Processing and services	$856	$828	$1,687	$1,659
Product	166	172	343	364

Total revenue	1,022	1,000	2,030	2,023

Expenses:
Cost of processing and services	457	465	919	923
Cost of product	129	125	265	267
Selling, general and administrative	185	176	357	374

Total expenses	771	766	1,541	1,564

Operating income	251	234	489	459
Interest expense, net	(46)	(55)	(91)	(109)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	205	179	398	350
Income tax provision	(78)	(68)	(151)	(134)
Income from investment in unconsolidated affiliate, net of income taxes	3	4	6	5

Income from continuing operations	130	115	253	221
Income (loss) from discontinued operations, net of income taxes	(3)	25	(5)	22

Net income	$127	$140	$248	$243

Net income (loss) per share - basic:
Continuing operations	$0.86	$0.74	$1.66	$1.42
Discontinued operations	(0.02)	0.16	(0.03)	0.14

Total	$0.84	$0.90	$1.63	$1.57

Net income (loss) per share - diluted:
Continuing operations	$0.85	$0.74	$1.65	$1.42
Discontinued operations	(0.02)	0.16	(0.03)	0.14

Total	$0.83	$0.90	$1.62	$1.56

Shares used in computing net income (loss) per share:
Basic	151.4	155.0	152.0	155.3
Diluted	152.6	155.8	153.2	155.9

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$338	$363
Trade accounts receivable, net	500	554
Deferred income taxes	42	46
Prepaid expenses and other current assets	266	314

Total current assets	1,146	1,277

Property and equipment, net	273	293
Intangible assets, net	1,941	2,006
Goodwill	4,375	4,371
Other long-term assets	447	431

Total assets	$8,182	$8,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$470	$565
Deferred revenue	318	337
Current maturities of long-term debt	58	259

Total current liabilities	846	1,161

Long-term debt	3,381	3,382
Deferred income taxes	585	580
Other long-term liabilities	249	229

Total liabilities	5,061	5,352

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	736	727
Accumulated other comprehensive loss	(76)	(69)
Accumulated earnings	4,619	4,371
Treasury stock, at cost, 47.8 million and 44.7 million shares	(2,160)	(2,005)

Total shareholders’ equity	3,121	3,026

Total liabilities and shareholders’ equity	$8,182	$8,378

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$248	$243
Adjustment for discontinued operations	5	(22)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	94	93
Amortization of acquisition-related intangible assets	73	71
Share-based compensation	20	20
Deferred income taxes	9	5
Other non-cash items	(13)	(5)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	58	80
Prepaid expenses and other assets	(6)	(3)
Accounts payable and other liabilities	(43)	(58)
Deferred revenue	(14)	(29)

Net cash provided by operating activities from continuing operations	431	395

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(84)	(98)
Other investing activities	6	5

Net cash used in investing activities from continuing operations	(78)	(93)

Cash flows from financing activities:
Repayments of long-term debt	(202)	(228)
Issuance of common stock and treasury stock	30	18
Purchases of treasury stock	(206)	(64)
Other financing activities	5	5

Net cash used in financing activities from continuing operations	(373)	(269)

Net change in cash and cash equivalents from continuing operations	(20)	33
Net cash transactions transferred (to) from discontinued operations	(5)	43
Beginning balance	363	230

Ending balance	$338	$306

Discontinued operations cash flow information:
Net cash used in operating activities	$(7)	$(3)
Net cash provided by investing activities	2	929
Net cash used in financing activities	—	(65)

Net change in cash and cash equivalents from discontinued operations	(5)	861
Net cash transactions transferred from (to) continuing operations	5	(43)
Beginning balance - discontinued operations	—	38

Ending balance - discontinued operations	$—	$856

See notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation. Income from discontinued operations in the second quarter of 2009 includes an after-tax gain of $25 million for a contingent purchase price payment the Company received in relation to the sale of its investment support services business.

2. Fair Value Measurements

The Company determined the fair values identified below using a market-based approach that incorporates market inputs where observable and internally developed inputs where observable market data is not readily available. For unobservable inputs, consideration is given to the assumptions that market participants would use in valuing the asset or liability. The valuation of interest rate hedge contracts includes inputs which are available through third party dealers and are related to market price risk, such as the LIBOR interest rate curve, credit risk and time value. Assets and liabilities which are measured at fair value are classified in the following categories:

Level 1 – At June 30, 2010 and December 31, 2009, the fair values of available-for-sale investments in asset-backed securities totaled $9 million and $11 million, respectively.

Level 2 – At June 30, 2010 and December 31, 2009, the fair values of available-for-sale investments in asset-backed securities totaled $5 million and $6 million, respectively, and liabilities for interest rate hedge contracts were $91 million and $92 million, respectively.

Level 3 – At June 30, 2010 and December 31, 2009, the fair values of available-for-sale investments of $18 million and $23 million, respectively, were based on valuation models with unobservable pricing inputs. No realized gains or losses have been recorded in net income related to these investments. Unrealized losses of $2 million were recorded in accumulated other comprehensive loss at June 30, 2010 and December 31, 2009.

The fair value of the Company’s total debt was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets and totaled $3.6 billion and $3.8 billion at June 30, 2010 and December 31, 2009, respectively.

3. Share-Based Compensation

The Company recognized $10 million and $20 million of share-based compensation during the three and six months ended June 30, 2010, respectively, and $9 million and $20 million during the three and six months ended June 30, 2009, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2010, the Company granted 1.1 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $17.46 and $47.77, respectively. During the six months ended June 30, 2009, the Company granted 1.5 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $12.51 and $33.15, respectively. During the six months ended June 30, 2010 and 2009, stock options to purchase 0.9 million shares and 0.3 million shares, respectively, were exercised.

4. Shares Used in Computing Net Income Per Share

Basic weighted-average outstanding shares used in calculating net income per share were 151.4 million and 155.0 million for the three months ended June 30, 2010 and 2009, respectively, and were 152.0 million and 155.3 million for the six months ended June 30, 2010 and 2009, respectively. Diluted weighted-average outstanding shares used in calculating net income per share were 152.6 million and 155.8 million for the three months ended June 30, 2010 and 2009, respectively, and included 1.2 million and 0.8 million common stock equivalents, respectively. For the six months ended June 30, 2010 and 2009, diluted weighted-average outstanding shares used in calculating net income per share were 153.2 million and 155.9 million, respectively, and included 1.2 million and 0.6 million common stock equivalents, respectively. For the three months ended June 30, 2010 and 2009, stock options for 3.0 million and 5.3 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the six months ended June 30, 2010 and 2009, stock options for 2.8 million and 5.9 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

5. Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, the Company maintains a series of interest rate swap agreements (“Swaps”) with total notional values of $1.2 billion at June 30, 2010 and December 31, 2009. The Swaps have been designated by the Company as cash flow hedges, effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.8% prior to financing spreads and related fees, and have expiration dates through September 2012. The fair values of the Swaps, as discussed in Note 2, were recorded in other long-term liabilities and in accumulated other comprehensive loss, net of income taxes, in the condensed consolidated balance sheets. The components of other comprehensive income (loss) pertaining to interest rate hedge contracts are presented in Note 6. In the three and six months ended June 30, 2010 and 2009, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2010, the Company estimates that it will recognize approximately $40 million in interest expense related to interest rate hedge contracts during the next twelve months.

6. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Net income	$127	$140	$248	$243

Other comprehensive income (loss), net of income taxes:
Fair market value adjustments on investments	(1)	(12)	—	(2)
Reclassification adjustment for net realized losses on investments included in income	—	3	—	3
Fair market value adjustments on cash flow hedges	(7)	9	(15)	6
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense	8	9	16	17
Foreign currency translation	(6)	4	(8)	3

Other comprehensive income (loss)	(6)	13	(7)	27

Comprehensive income	$121	$153	$241	$270

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended June 30, 2010
Processing and services revenue	$406	$450	$—	$856
Product revenue	133	37	(4)	166

Total revenue	$539	$487	$(4)	$1,022

Operating income	$151	$151	$(51)	$251

Three Months Ended June 30, 2009
Processing and services revenue	$392	$436	$—	$828
Product revenue	133	46	(7)	172

Total revenue	$525	$482	$(7)	$1,000

Operating income	$147	$145	$(58)	$234

Six Months Ended June 30, 2010
Processing and services revenue	$803	$882	$2	$1,687
Product revenue	276	77	(10)	343

Total revenue	$1,079	$959	$(8)	$2,030

Operating income	$299	$287	$(97)	$489

Six Months Ended June 30, 2009
Processing and services revenue	$778	$881	$—	$1,659
Product revenue	291	89	(16)	364

Total revenue	$1,069	$970	$(16)	$2,023

Operating income	$302	$287	$(130)	$459

Goodwill in the Payments and Financial segments was $3.1 billion and $1.3 billion, respectively, as of June 30, 2010 and December 31, 2009.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$605	$276	$(25)	$856
Product	—	141	29	(4)	166

Total revenue	—	746	305	(29)	1,022

Expenses:
Cost of processing and services	2	323	156	(24)	457
Cost of product	—	112	22	(5)	129
Selling, general and administrative	24	111	50	—	185

Total expenses	26	546	228	(29)	771

Operating income (loss)	(26)	200	77	—	251
Interest expense, net	(12)	(31)	(3)	—	(46)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(38)	169	74	—	205
Income tax (provision) benefit	15	(65)	(28)	—	(78)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	3	—	3

Income (loss) from continuing operations	(23)	104	49	—	130
Equity in earnings of consolidated affiliates	151	—	—	(151)	—
Loss from discontinued operations, net of income taxes	(1)	—	(2)	—	(3)

Net income	$127	$104	$47	$(151)	$127

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$583	$264	$(19)	$828
Product	—	150	31	(9)	172

Total revenue	—	733	295	(28)	1,000

Expenses:
Cost of processing and services	1	326	161	(23)	465
Cost of product	—	108	18	(1)	125
Selling, general and administrative	18	106	52	—	176

Total expenses	19	540	231	(24)	766

Operating income (loss)	(19)	193	64	(4)	234
Interest (expense) income, net	11	(67)	1	—	(55)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(8)	126	65	(4)	179
Income tax (provision) benefit	3	(48)	(25)	2	(68)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	4	—	4

Income (loss) from continuing operations	(5)	78	44	(2)	115
Equity in earnings of consolidated affiliates	145	—	—	(145)	—
Income (loss) from discontinued operations, net of income taxes	—	(1)	26	—	25

Net income	$140	$77	$70	$(147)	$140

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,194	$536	$(43)	$1,687
Product	—	297	59	(13)	343

Total revenue	—	1,491	595	(56)	2,030

Expenses:
Cost of processing and services	1	645	317	(44)	919
Cost of product	—	232	44	(11)	265
Selling, general and administrative	42	220	95	—	357

Total expenses	43	1,097	456	(55)	1,541

Operating income (loss)	(43)	394	139	(1)	489
Interest (expense) income, net	2	(88)	(5)	—	(91)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(41)	306	134	(1)	398
Income tax (provision) benefit	17	(117)	(51)	—	(151)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	6	—	6

Income (loss) from continuing operations	(24)	189	89	(1)	253
Equity in earnings of consolidated affiliates	275	—	—	(275)	—
Loss from discontinued operations, net of income taxes	(3)	—	(2)	—	(5)

Net income	$248	$189	$87	$(276)	$248

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,167	$528	$(36)	$1,659
Product	—	321	58	(15)	364

Total revenue	—	1,488	586	(51)	2,023

Expenses:
Cost of processing and services	3	637	319	(36)	923
Cost of product	—	238	44	(15)	267
Selling, general and administrative	43	221	110	—	374

Total expenses	46	1,096	473	(51)	1,564

Operating income (loss)	(46)	392	113	—	459
Interest (expense) income, net	21	(128)	(2)	—	(109)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(25)	264	111	—	350
Income tax (provision) benefit	9	(101)	(42)	—	(134)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	5	—	5

Income (loss) from continuing operations	(16)	163	74	—	221
Equity in earnings of consolidated affiliates	259	—	—	(259)	—
Income (loss) from discontinued operations, net of income taxes	—	(5)	27	—	22

Net income	$243	$158	$101	$(259)	$243

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$42	$152	$144	$—	$338
Trade accounts receivable, net	(2)	327	175	—	500
Prepaid expenses and other current assets	66	129	113	—	308

Total current assets	106	608	432	—	1,146

Investments in consolidated affiliates	5,319	—	—	(5,319)	—
Goodwill and intangible assets, net	3	5,390	923	—	6,316
Other long-term assets	110	298	312	—	720

Total assets	$5,538	$6,296	$1,667	$(5,319)	$8,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$110	$440	$296	$—	$846

Long-term debt	3,373	8	—	—	3,381
Due to (from) consolidated affiliates	(1,852)	1,809	43	—	—
Other long-term liabilities	786	36	12	—	834

Total liabilities	2,417	2,293	351	—	5,061

Total shareholders’ equity	3,121	4,003	1,316	(5,319)	3,121

Total liabilities and shareholders’ equity	$5,538	$6,296	$1,667	$(5,319)	$8,182

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$55	$169	$139	$—	$363
Trade accounts receivable, net	(2)	361	195	—	554
Prepaid expenses and other current assets	91	135	134	—	360

Total current assets	144	665	468	—	1,277

Investments in consolidated affiliates	3,154	—	—	(3,154)	—
Goodwill and intangible assets, net	2	5,447	928	—	6,377
Other long-term assets	114	305	305	—	724

Total assets	$3,414	$6,417	$1,701	$(3,154)	$8,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$337	$488	$336	$—	$1,161

Long-term debt	3,373	9	—	—	3,382
Due to (from) consolidated affiliates	(4,094)	3,973	121	—	—
Other long-term liabilities	772	34	3	—	809

Total liabilities	388	4,504	460	—	5,352

Total shareholders’ equity	3,026	1,913	1,241	(3,154)	3,026

Total liabilities and shareholders’ equity	$3,414	$6,417	$1,701	$(3,154)	$8,378

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$18	$306	$111	$(4)	$431

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(66)	(16)	—	(84)
Other investing activities	349	—	19	(362)	6

Net cash (used in) provided by investing activities from continuing operations	347	(66)	3	(362)	(78)

Cash flows from financing activities:
Repayments of long-term debt	(200)	(2)	—	—	(202)
Purchases of treasury stock	(206)	—	—	—	(206)
Other financing activities	33	(255)	(109)	366	35

Net cash used in financing activities from continuing operations	(373)	(257)	(109)	366	(373)

Net change in cash and cash equivalents from continuing operations	(8)	(17)	5	—	(20)
Net cash transactions transferred to discontinued operations	(5)	—	—	—	(5)
Beginning balance	55	169	139	—	363

Ending balance	$42	$152	$144	$—	$338

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(7)	$262	$141	$(1)	$395

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(82)	(15)	1	(98)
Other investing activities	(1)	(156)	(97)	259	5

Net cash used in investing activities from continuing operations	(3)	(238)	(112)	260	(93)

Cash flows from financing activities:
Repayments of long-term debt	(226)	(1)	(1)	—	(228)
Purchases of treasury stock	(64)	—	—	—	(64)
Other financing activities	277	—	5	(259)	23

Net cash (used in) provided by financing activities from continuing operations	(13)	(1)	4	(259)	(269)

Net change in cash and cash equivalents from continuing operations	(23)	23	33	—	33
Net cash transactions transferred from (to) discontinued operations	61	(18)	—	—	43
Beginning balance	32	104	94	—	230

Ending balance	$70	$109	$127	$—	$306

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer or from the elimination of existing or potential clients due to consolidation or financial failures in the financial services industry; legislative actions in the United States, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, and internationally; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our Fiserv 2.0 initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2009 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements, and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited condensed consolidated financial statements and accompanying footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities, and the business challenges and trends facing our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three and six months ended June 30, 2010 to the comparable periods in 2009.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2010.

Overview

Company Background

We provide integrated information management and electronic commerce systems and services, including transaction processing, electronic bill payment and presentment, business process outsourcing, document distribution services, and software and systems solutions. Our solutions serve approximately 16,000 clients worldwide including banks and thrifts, credit unions, savings institutions, retailers, merchants, leasing companies, lenders, government agencies, and publicly and privately owned companies. The majority of our revenue is generated from recurring account and transaction fees under contracts with terms ranging from three to five years, and we benefit from high contract renewal rates with our existing clients. The majority of the services we provide to our clients are non-discretionary in nature and are necessary for them to operate their business.

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

Industry Trends

Market conditions and volatility over the past two years have created a difficult operating environment for financial institutions and other businesses in the United States and internationally. As a result, financial institutions have exercised caution in their information technology spending. Despite this challenging environment, in the first six months of 2010, our revenue was $2 billion, net income per share from continuing operations was $1.65, and net cash provided by operating activities from continuing operations was $431 million which increased 0.3%, 16% and 9%, respectively, over the first six months of 2009. We believe these results demonstrate the resilience of our recurring fee-based revenue model and the largely non-discretionary nature of our products and services. We believe that financial institutions are increasingly focused on technology solutions that can help them win and retain customers, generate incremental revenue and enhance their operating efficiency. We also anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house transaction processing solutions to outsourced solutions.

During the past two years, a number of financial institutions have failed or been subject to government intervention. To date, such actions have not significantly impacted our revenue or results of operations. In each of the past two years, approximately 1% of all financial institutions in the United States have been subject to regulatory action. We believe that the number of regulatory actions will likely peak in 2010 and begin to decline in 2011, absent a significant downturn in the economy. The increase in bank failures and forced consolidations has been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation can benefit us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and can negatively impact us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees which are generally provided for in our multi-year client contracts. These fees are primarily generated when an existing client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action.

In addition, new legislation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, will result in numerous new regulations impacting the financial industry. It is too early to determine the impact of this complex legislation on our clients and on us.

Enterprise Priorities

We continue to implement a series of strategic initiatives that we refer to as “Fiserv 2.0” in order to help accomplish our mission of providing integrated technology and services solutions which enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating through innovation in our products and services. Our three key enterprise priorities for 2010 are: (i) to deliver positive internal revenue growth and increased earnings per share results as compared to 2009; (ii) to center the Fiserv culture on growth to improve enterprise win rates and to secure a higher share of strategic solutions; and (iii) to provide innovative solutions that increase differentiation and enhance results for our clients. We believe we are making progress towards achieving our 2010 enterprise priorities.

Business Developments

Despite the challenges facing the financial industry and our clients, we continue to invest in the development of new and strategic products in categories such as payments, including ZashPaySM, our person-to-person payment service; account processing, including AcumenTM, our next generation account processing platform for large credit unions; and others that we believe will increase value to our clients and enhance the capabilities of our existing solutions. We believe our wide range of market-leading solutions along with the investments we are making in new and differentiated products will favorably position us and our clients to capitalize on the opportunities in the marketplace.

Results of Operations

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenue, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

	Three Months Ended June 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2010	2009	2010	2009	$	%
Revenue:
Processing and services	$856	$828	83.8%	82.8%	$28	3%
Product	166	172	16.2%	17.2%	(6)	(3)%

Total revenue	1,022	1,000	100.0%	100.0%	22	2%

Expenses:
Cost of processing and services	457	465	53.4%	56.2%	(8)	(2)%
Cost of product	129	125	77.7%	72.7%	4	3%

Sub-total	586	590	57.3%	59.0%	(4)	(1)%
Selling, general and administrative	185	176	18.1%	17.6%	9	5%

Total expenses	771	766	75.4%	76.6%	5	1%

Operating income	251	234	24.5%	23.4%	17	7%
Interest expense, net	(46)	(55)	(4.5)%	(5.5)%	(9)	(16)%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$205	$179	20.1%	17.9%	$26	15%

	Six Months Ended June 30,
(In millions)			Percentage of Revenue (1)		Increase (Decrease)
	2010	2009	2010	2009	$	%
Revenue:
Processing and services	$1,687	$1,659	83.1%	82.0%	$28	2%
Product	343	364	16.9%	18.0%	(21)	(6)%

Total revenue	2,030	2,023	100.0%	100.0%	7	—

Expenses:
Cost of processing and services	919	923	54.5%	55.6%	(4)	—
Cost of product	265	267	77.3%	73.4%	(2)	(1)%

Sub-total	1,184	1,190	58.3%	58.8%	(6)	(1)%
Selling, general and administrative	357	374	17.6%	18.5%	(17)	(5)%

Total expenses	1,541	1,564	75.9%	77.3%	(23)	(1)%

Operating income	489	459	24.1%	22.7%	30	7%
Interest expense, net	(91)	(109)	(4.5)%	(5.4)%	(18)	(17)%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$398	$350	19.6%	17.3%	$48	14%

(1)

Each percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

Total Revenue

	Three Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total

Total revenue:
2010	$539	$487	$(4)	$1,022
2009	525	482	(7)	1,000

Revenue growth	$14	$5	$3	$22
Revenue growth percentage	3%	1%		2%

	Six Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total

Total revenue:
2010	$1,079	$959	$(8)	$2,030
2009	1,069	970	(16)	2,023

Revenue growth (decline)	$10	$(11)	$8	$7
Revenue growth (decline) percentage	1%	(1)%		—

Total revenue increased $22 million and $7 million in the second quarter and first six months of 2010, respectively, compared to 2009. Revenue growth was 2% in the second quarter and flat in the first six months of 2010.

Total revenue in our Payments segment increased $14 million, or 3%, and $10 million, or 1%, in the second quarter and first six months of 2010, respectively, compared to 2009. Revenue growth in our Payments segment during 2010 was primarily driven by our recurring revenue businesses as processing and services revenue increased $14 million, or 4%, and $25 million, or 3%, in the second quarter and first six months of 2010, respectively, compared to 2009. This growth was primarily due to new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our electronic funds transfer and electronic banking businesses. During the first six months of 2010, Payments segment revenue growth was partially offset by lower product revenue which declined by $15 million, or 5%, due to a decline in our output solutions business primarily in the first quarter of 2010.

Total revenue in our Financial segment increased $5 million, or 1%, in the second quarter and decreased $11 million, or 1%, in the first six months of 2010 compared to 2009. Revenue in our Financial segment during 2010 was favorably impacted by increased processing and services revenue in our bank and credit union account processing businesses and higher contract termination fee revenue. Financial segment revenue in 2010 was negatively impacted by continued volume declines in our check processing business and lower lending, specialty consulting, and software license revenue.

Total Expenses

Total expenses increased $5 million, or 1%, in the second quarter of 2010 and decreased $23 million, or 1%, in the first six months of 2010 compared to 2009. Total expenses as a percentage of total revenue were 75.4% and 76.6% in the second quarter of 2010 and 2009, respectively, and were 75.9% and 77.3% for the first six months of 2010 and 2009, respectively.

Cost of processing and services as a percentage of processing and services revenue decreased from 56.2% and 55.6% in the second quarter and first six months of 2009, respectively, to 53.4% and 54.5% in the second quarter and first six months of 2010, respectively. These improvements were primarily driven by increased operating leverage in our recurring revenue businesses and operating efficiency initiatives across the company, which had a positive overall impact on our operating margin.

Cost of product as a percentage of product revenue increased from 72.7% and 73.4% in the second quarter and first six months of 2009, respectively, to 77.7% and 77.3% in the second quarter and first six months of 2010, respectively. These increases were due primarily to a decline in higher margin software license revenue and an increase in product development costs, which collectively had a negative overall impact on our operating margin.

Selling, general and administrative expenses in the second quarter and first six months of 2010 and 2009 were relatively consistent at approximately 18% of total revenue. The increase in selling, general and administrative expenses of $9 million, or 5%, in the second quarter of 2010 compared to 2009, was primarily due to increased sales commissions, product marketing, and professional expenses. During the first six months of 2010, selling, general and administrative expenses decreased $17 million, or 5%, compared to 2009 due primarily to $15 million of employee severance expense recognized in the first quarter of 2009, and a decline in merger and integration costs associated with our acquisition of CheckFree Corporation (“CheckFree”).

Operating Income and Operating Margin

	Three Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total

Operating income:
2010	$151	$151	$(51)	$251
2009	147	145	(58)	234

Operating income growth	$4	$6	$7	$17
Operating income growth percentage	3%	4%		7%

Operating margin:
2010	28.0%	30.9%		24.5%
2009	28.0%	29.9%		23.4%
Operating margin growth (1)	—	1.0%		1.1%

	Six Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total

Operating income:
2010	$299	$287	$(97)	$489
2009	302	287	(130)	459

Operating income growth (decline)	$(3)	$—	$33	$30
Operating income growth (decline) percentage	(1)%	—		7%

Operating margin:
2010	27.7%	29.9%		24.1%
2009	28.3%	29.6%		22.7%
Operating margin growth (decline) (1)	(0.6)%	0.3%		1.4%

(1)	Represents the percentage point improvement or decline in operating margin.

Total operating income increased $17 million, or 7%, in the second quarter of 2010 and $30 million, or 7%, in the first six months of 2010 compared to 2009. Our operating margin was 24.5% and 23.4% in the second quarter of 2010 and 2009, respectively, and 24.1% and 22.7% in the first six months of 2010 and 2009, respectively. Operating margins in 2010 represented improvements of 110 and 140 basis points in the second quarter and first six months, respectively, compared to 2009.

Operating income in our Payments segment increased $4 million, or 3%, in the second quarter of 2010 and decreased $3 million, or 1%, in the first six months of 2010 compared to 2009. Operating margin was unchanged at 28.0% in the second quarter of 2010 compared to 2009 and decreased 60 basis points from 28.3% to 27.7% in the first six months of 2010 compared to 2009. Operating income and operating margins in our Payments segment during 2010 were negatively impacted by a decline in higher margin project revenue in our output solutions business, primarily during the first quarter of 2010, and increased expenditures associated with the development of new products. Operating income and operating margins during 2010 were favorably impacted by increased operating leverage in our electronic payments businesses.

Operating income in our Financial segment increased $6 million, or 4%, in the second quarter of 2010 compared to 2009 and was unchanged at $287 million in the first six months of 2010 compared to 2009. Operating margin increased 100 basis points to 30.9% in the second quarter of 2010 compared to 2009 and increased 30 basis points to 29.9% in the first six months of 2010 compared to 2009. Operating income and operating margins during 2010 were positively impacted by revenue growth and scale efficiencies in our account processing businesses and an increase in higher margin contract termination fee revenue in the second quarter of 2010 compared to 2009. Operating income and operating margins during 2010 were negatively impacted by decreases in higher margin software license revenue.

The operating loss in our Corporate and Other segment decreased $7 million in the second quarter of 2010 compared to 2009 and $33 million in the first six months of 2010 compared to 2009. These decreases were primarily due to $15 million of employee severance expenses recognized in the first quarter of 2009 and lower merger and integration costs associated with our acquisition of CheckFree.

Interest Expense, Net

Interest expense decreased $9 million, or 16%, in the second quarter of 2010 compared to 2009 and $18 million, or 17%, in the first six months of 2010 compared to 2009 primarily due to a decrease in total outstanding borrowings and the positive impact of interest rate hedge contracts that expired at the end of 2009.

Income Tax Provision

Our effective income tax rate was 38.3% and 38.2% in the second quarter of 2010 and 2009, respectively, and 38.1% and 38.2% in the first six months of 2010 and 2009, respectively.

Discontinued Operations

Income (loss) from discontinued operations was $(3) million and $25 million in the second quarter of 2010 and 2009, respectively, and $(5) million and $22 million in the first six months of 2010 and 2009, respectively. The results of our discontinued operations in the second quarter and first six months of 2009 included an after-tax gain of $25 million for a contingent purchase price payment we received in relation to the sale of our investment support services business.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.85 and $0.74 in the second quarter of 2010 and 2009, respectively, and was $1.65 and $1.42 in the first six months of 2010 and 2009, respectively. Net income per share-diluted from continuing operations in the second quarter and first six months of 2009 was negatively impacted by approximately $0.02 per share and $0.10 per share, respectively, due to employee severance expenses and merger costs associated with our acquisition of CheckFree. The amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.15 per share in the second quarter of 2010 and 2009 and by $0.30 per share and $0.28 per share in the first six months of 2010 and 2009, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the principal and interest requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using our cash flow generated by operations and our cash and cash equivalents of $338 million at June 30, 2010.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2010	2009	$	%
Income from continuing operations	$253	$221	$32
Depreciation and amortization	167	164	3
Share-based compensation	20	20	—
Net changes in working capital and other	(9)	(10)	1

Operating cash flow	$431	$395	$36	9%

Capital expenditures	$84	$98	$(14)	(14)%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $431 million in the first six months of 2010, an increase of 9% compared with $395 million in 2009. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Capital expenditures were less than 5% of our total revenue in the first six months of 2010 and 2009.

Share Repurchases

In the first six months of 2010, we purchased approximately 4.2 million shares of our common stock for $202 million and, as of June 30, 2010, we had approximately 3.0 million shares remaining under our existing authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

(In millions)	June 30, 2010	December 31, 2009
Long-term debt (including current maturities)	$3,439	$3,641

In the first six months of 2010, we repaid approximately $200 million of long-term debt, which reduced our outstanding debt, including current maturities, to approximately $3.4 billion at June 30, 2010. Our long-term debt currently consists primarily of $1.68 billion under our unsecured senior term loan facility and $1.75 billion of senior notes. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. To manage exposure to fluctuations in interest rates, we maintain a series of interest rate swap agreements (“Swaps”) with total notional values of $1.2 billion. The Swaps effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.8%, prior to financing spreads and related fees, and have expiration dates through September 2012. The next scheduled principal payment of $55 million on our senior term loan is due in December 2010. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. In addition, we have $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which pay interest at the stated rate on May 20 and November 20 of each year.

We maintain a $900 million revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. The facility, as amended, contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. There are no significant commitment fees or compensating balance requirements. The facility expires on March 24, 2011. As of June 30, 2010, we had issued letters of credit totaling $30 million under this facility, and our available borrowings were $870 million. During the first six months of 2010, we were in compliance with all financial debt covenants in this and our other credit facilities, including those contained in our senior term loan and our senior notes.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our financial statements.

ITEM 1A.	RISK FACTORS

Other than the additional risk factor set forth below, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations may have an adverse impact on our clients and our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”) and will require the BCFP and other federal agencies to implement many new regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business and the businesses of our current and potential clients.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2010	—	$—	—	5,757,552
May 1-31, 2010	2,050,800	48.93	2,050,800	3,706,752
June 1-30, 2010	750,000	46.57	750,000	2,956,752

Total	2,800,800		2,800,800

(1)	On February 24, 2010, our board of directors authorized the purchase of up to five million additional shares of our common stock. This repurchase authorization does not expire. In May 2010, we utilized the balance of a 2009 authorization to repurchase five million shares of our common stock.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: August 5, 2010	By:	/S/ THOMAS J. HIRSCH
Thomas J. Hirsch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated August 5, 2010

31.2	Certification of the Chief Financial Officer, dated August 5, 2010

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated August 5, 2010

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements.