Form 10-Q
period 2010-09-30
FISERV INC
filed 2010-11-05
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, there were 148,720,374 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Processing and services	$858	$826	$2,545	$2,485
Product	167	166	510	530

Total revenue	1,025	992	3,055	3,015

Expenses:
Cost of processing and services	461	453	1,380	1,376
Cost of product	128	126	393	393
Selling, general and administrative	185	182	542	556

Total expenses	774	761	2,315	2,325

Operating income	251	231	740	690
Interest expense, net	(49)	(52)	(140)	(161)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	202	179	600	529
Income tax provision	(73)	(60)	(224)	(194)
Income from investment in unconsolidated affiliate, net of income taxes	5	5	11	10

Income from continuing operations	134	124	387	345
Income (loss) from discontinued operations, net of income taxes	(2)	(9)	(7)	13

Net income	$132	$115	$380	$358

Net income (loss) per share - basic:
Continuing operations	$0.90	$0.80	$2.56	$2.23
Discontinued operations	(0.02)	(0.05)	(0.05)	0.09

Total	$0.88	$0.75	$2.51	$2.31

Net income (loss) per share - diluted:
Continuing operations	$0.89	$0.79	$2.54	$2.21
Discontinued operations	(0.02)	(0.05)	(0.05)	0.09

Total	$0.87	$0.74	$2.49	$2.30

Shares used in computing net income (loss) per share:
Basic	149.7	153.9	151.2	154.8
Diluted	150.9	155.2	152.4	155.7

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$743	$363
Trade accounts receivable, net	543	554
Dividend receivable	61	—
Deferred income taxes	55	46
Prepaid expenses and other current assets	331	314

Total current assets	1,733	1,277

Property and equipment, net	270	293
Intangible assets, net	1,911	2,006
Goodwill	4,377	4,371
Other long-term assets	323	431

Total assets	$8,614	$8,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$534	$565
Current maturities of long-term debt	253	259
Deferred revenue	327	337

Total current liabilities	1,114	1,161

Long-term debt	3,453	3,382
Deferred income taxes	617	580
Other long-term liabilities	202	229

Total liabilities	5,386	5,352

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	742	727
Accumulated other comprehensive loss	(69)	(69)
Accumulated earnings	4,751	4,371
Treasury stock, at cost, 48.5 million and 44.7 million shares	(2,198)	(2,005)

Total shareholders’ equity	3,228	3,026

Total liabilities and shareholders’ equity	$8,614	$8,378

See notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$380	$358
Adjustment for discontinued operations	7	(13)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	142	140
Amortization of acquisition-related intangible assets	110	108
Share-based compensation	29	28
Deferred income taxes	21	49
Other non-cash items	(18)	(10)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	17	80
Prepaid expenses and other assets	(5)	(3)
Accounts payable and other liabilities	(22)	(55)
Deferred revenue	(7)	(43)

Net cash provided by operating activities from continuing operations	654	639

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(129)	(151)
Advances to unconsolidated affiliate	—	(67)
Other investing activities	(13)	5

Net cash used in investing activities from continuing operations	(142)	(213)

Cash flows from financing activities:
Proceeds from long-term debt	748	—
Repayments of long-term debt	(682)	(334)
Issuance of common stock and treasury stock	41	30
Purchases of treasury stock	(254)	(128)
Other financing activities	(8)	4

Net cash used in financing activities from continuing operations	(155)	(428)

Net change in cash and cash equivalents from continuing operations	357	(2)
Net cash transactions transferred from discontinued operations	23	50
Beginning balance	363	230

Ending balance	$743	$278

Discontinued operations cash flow information:
Net cash provided by (used in) operating activities	$21	$(11)
Net cash provided by investing activities	2	929
Net cash used in financing activities	—	(115)

Net change in cash and cash equivalents from discontinued operations	23	803
Net cash transactions transferred to continuing operations	(23)	(50)
Beginning balance - discontinued operations	—	38

Ending balance - discontinued operations	$—	$791

See notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Level 1 – At September 30, 2010 and December 31, 2009, the fair values of available-for-sale investments in asset-backed securities totaled $28 million and $11 million, respectively.

Level 2 – At September 30, 2010 and December 31, 2009, the fair values of available-for-sale investments in asset-backed securities totaled $5 million and $6 million, respectively, and liabilities for interest rate hedge contracts were $91 million and $92 million, respectively.

Level 3 – At September 30, 2010 and December 31, 2009, the fair values of available-for-sale investments of $18 million and $23 million, respectively, were based on valuation models with unobservable pricing inputs. No realized gains or losses have been recorded in net income related to these investments. Unrealized losses of $2 million were recorded in accumulated other comprehensive loss at September 30, 2010 and December 31, 2009.

The fair value of the Company’s total debt was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets and totaled $3.9 billion and $3.8 billion at September 30, 2010 and December 31, 2009, respectively.

3. Share-Based Compensation

The Company recognized $9 million and $29 million of share-based compensation expense during the three and nine months ended September 30, 2010, respectively, and $8 million and $28 million of expense during the three and nine months ended September 30, 2009, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the nine months ended September 30, 2010, the Company granted 1.1 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $17.46 and $47.81, respectively. During the nine months ended September 30, 2009, the Company granted 1.6 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $12.65 and $33.67, respectively. During the nine months ended September 30, 2010 and 2009, stock options to purchase 1.1 million shares and 0.5 million shares, respectively, were exercised.

4. Dividend Receivable

In September 2010, StoneRiver, Inc. (“StoneRiver”), of which the Company owns 49%, declared a cash dividend. The Company recorded its share of this dividend, $61 million, as a dividend receivable and a corresponding reduction in its investment in StoneRiver as of September 30, 2010. The dividend was paid on October 1, 2010.

5. Long-Term Debt and Other Obligations

Senior Notes Offering

In September 2010, the Company issued $300 million of 3.125% senior notes due in October 2015 and $450 million of 4.625% senior notes due in October 2020. The notes pay interest semi-annually on April 1 and October 1 commencing on April 1, 2011. The interest rates applicable to these notes are subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit: the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person; the Company’s and certain of its subsidiaries’ ability to create or assume liens; and the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions.

Tender Offer to Purchase Senior Notes

In September 2010, the Company commenced a cash tender offer to purchase up to $250 million aggregate principal amount of its 6.125% senior notes due in November 2012. In October 2010, the Company completed the tender offer and purchased $250 million aggregate principal amount of notes for an aggregate purchase price of $275 million. In the fourth quarter of 2010, the Company will record a pre-tax charge of approximately $27 million for the premium paid and other costs associated with the closing of the tender offer in the quarter. The aggregate principal amount of notes purchased in the tender offer is included in current maturities of long-term debt in the condensed consolidated balance sheet at September 30, 2010.

Revolving Credit Facility

In September 2010, the Company entered into a new $1.0 billion revolving credit facility with a syndicate of banks and terminated its then existing $900 million revolving credit facility, which was set to expire in March 2011. Borrowings under the new revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The Company was in compliance with all financial covenants as of September 30, 2010. The facility expires on September 29, 2014. As of September 30, 2010, the Company issued letters of credit totaling $30 million under its new facility and available borrowings were $970 million.

Interest Rate Hedge Contracts

The Company maintains interest rate swap agreements (“Swaps”) with total notional values of $1.2 billion at September 30, 2010 and December 31, 2009 to manage exposure to fluctuations in interest rates. Additionally, in August 2010, the Company entered into forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $100 million to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps and Forward-Starting Swaps have been designated by the Company as cash flow hedges. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.8%, prior to financing spreads and related fees, and have expiration dates through September 2012. The Forward-Starting Swaps, which expire in September 2012, effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 2.8% and 3.3%, respectively. The fair values of the Swaps and Forward-Starting Swaps, as discussed in Note 2, were recorded in other long-term liabilities and in accumulated other comprehensive loss, net of income taxes, in the condensed consolidated balance sheets. The components of other comprehensive income pertaining to interest rate hedge contracts are presented in Note 7. In the three and nine months ended September 30, 2010 and 2009, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessment of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2010, the Company estimates that it will recognize approximately $40 million in interest expense related to interest rate hedge contracts during the next twelve months.

Other Long-Term Assets and Liabilities

In a non-cash transaction in the third quarter of 2010, the Company retired a $59 million obligation owed to StoneRiver, which was included in other long-term liabilities, in exchange for the retirement of a $59 million loan receivable due from StoneRiver, which was included in other long-term assets.

6. Shares Used in Computing Net Income Per Share

Basic weighted-average outstanding shares used in calculating net income per share were 149.7 million and 153.9 million for the three months ended September 30, 2010 and 2009, respectively, and were 151.2 million and 154.8 million for the nine months ended September 30, 2010 and 2009, respectively. Diluted weighted-average outstanding shares used in calculating net income per share were 150.9 million and 155.2 million for the three months ended September 30, 2010 and 2009, respectively, and included 1.2 million and 1.3 million common stock equivalents, respectively. For the nine months ended September 30, 2010 and 2009, diluted weighted-average outstanding shares used in calculating net income per share were 152.4 million and 155.7 million, respectively, and included 1.2 million and 0.9 million common stock equivalents, respectively. For the three months ended September 30, 2010 and 2009, stock options for 2.9 million and 2.2 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the nine months ended September 30, 2010 and 2009, stock options for 2.9 million and 5.0 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

7. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Net income	$132	$115	$380	$358

Other comprehensive income, net of income taxes:
Fair market value adjustments on investments	—	1	—	(1)
Reclassification adjustment for net realized losses on investments included in income	—	—	—	3
Fair market value adjustments on cash flow hedges	(9)	(13)	(24)	(7)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense	9	11	25	28
Foreign currency translation	7	5	(1)	8

Other comprehensive income	7	4	—	31

Comprehensive income	$139	$119	$380	$389

8. Business Segment Information

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended September 30, 2010
Processing and services revenue	$413	$445	$—	$858
Product revenue	135	41	(9)	167

Total revenue	$548	$486	$(9)	$1,025

Operating income	$159	$143	$(51)	$251

Three Months Ended September 30, 2009
Processing and services revenue	$394	$431	$1	$826
Product revenue	128	44	(6)	166

Total revenue	$522	$475	$(5)	$992

Operating income	$151	$141	$(61)	$231

Nine Months Ended September 30, 2010
Processing and services revenue	$1,216	$1,327	$2	$2,545
Product revenue	411	118	(19)	510

Total revenue	$1,627	$1,445	$(17)	$3,055

Operating income	$458	$430	$(148)	$740

Nine Months Ended September 30, 2009
Processing and services revenue	$1,172	$1,312	$1	$2,485
Product revenue	419	133	(22)	530

Total revenue	$1,591	$1,445	$(21)	$3,015

Operating income	$453	$428	$(191)	$690

Goodwill in the Payments and Financial segments was $3.1 billion and $1.3 billion, respectively, as of September 30, 2010 and December 31, 2009.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME THREE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$658	$227	$(27)	$858
Product	—	145	33	(11)	167

Total revenue	—	803	260	(38)	1,025

Expenses:
Cost of processing and services	5	359	124	(27)	461
Cost of product	1	115	23	(11)	128
Selling, general and administrative	27	110	49	(1)	185

Total expenses	33	584	196	(39)	774

Operating income (loss)	(33)	219	64	1	251
Interest expense, net	(40)	(7)	(2)	—	(49)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(73)	212	62	1	202
Income tax (provision) benefit	32	(81)	(24)	—	(73)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	5	—	5

Income (loss) from continuing operations	(41)	131	43	1	134
Equity in earnings of consolidated affiliates	175	—	—	(175)	—
Loss from discontinued operations, net of income taxes	(2)	—	—	—	(2)

Net income	$132	$131	$43	$(174)	$132

CONDENSED CONSOLIDATING STATEMENT OF INCOME THREE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$584	$263	$(21)	$826
Product	—	139	35	(8)	166

Total revenue	—	723	298	(29)	992

Expenses:
Cost of processing and services	(2)	319	157	(21)	453
Cost of product	—	109	23	(6)	126
Selling, general and administrative	21	107	54	—	182

Total expenses	19	535	234	(27)	761

Operating income (loss)	(19)	188	64	(2)	231
Interest (expense) income, net	13	(64)	(1)	—	(52)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(6)	124	63	(2)	179
Income tax (provision) benefit	10	(47)	(24)	1	(60)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	5	—	5

Income from continuing operations	4	77	44	(1)	124
Equity in earnings of consolidated affiliates	111	—	—	(111)	—
Loss from discontinued operations, net of income taxes	—	(5)	(4)	—	(9)

Net income	$115	$72	$40	$(112)	$115

CONDENSED CONSOLIDATING STATEMENT OF INCOME NINE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,852	$763	$(70)	$2,545
Product	—	442	92	(24)	510

Total revenue	—	2,294	855	(94)	3,055

Expenses:
Cost of processing and services	6	1,004	441	(71)	1,380
Cost of product	1	347	67	(22)	393
Selling, general and administrative	69	330	144	(1)	542

Total expenses	76	1,681	652	(94)	2,315

Operating income (loss)	(76)	613	203	—	740
Interest expense, net	(38)	(95)	(7)	—	(140)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(114)	518	196	—	600
Income tax (provision) benefit	49	(198)	(75)	—	(224)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	11	—	11

Income (loss) from continuing operations	(65)	320	132	—	387
Equity in earnings of consolidated affiliates	450	—	—	(450)	—
Loss from discontinued operations, net of income taxes	(5)	—	(2)	—	(7)

Net income	$380	$320	$130	$(450)	$380

CONDENSED CONSOLIDATING STATEMENT OF INCOME NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,751	$791	$(57)	$2,485
Product	—	460	93	(23)	530

Total revenue	—	2,211	884	(80)	3,015

Expenses:
Cost of processing and services	1	956	476	(57)	1,376
Cost of product	—	347	67	(21)	393
Selling, general and administrative	64	328	164	—	556

Total expenses	65	1,631	707	(78)	2,325

Operating income (loss)	(65)	580	177	(2)	690
Interest (expense) income, net	34	(192)	(3)	—	(161)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(31)	388	174	(2)	529
Income tax (provision) benefit	19	(148)	(66)	1	(194)
Income from investment in unconsolidated affiliate, net of income taxes	—	—	10	—	10

Income (loss) from continuing operations	(12)	240	118	(1)	345
Equity in earnings of consolidated affiliates	370	—	—	(370)	—
Income (loss) from discontinued operations, net of income taxes	—	(10)	23	—	13

Net income	$358	$230	$141	$(371)	$358

CONDENSED CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$425	$174	$144	$—	$743
Trade accounts receivable, net	(2)	366	179	—	543
Prepaid expenses and other current assets	101	143	203	—	447

Total current assets	524	683	526	—	1,733

Investments in consolidated affiliates	7,203	—	—	(7,203)	—
Goodwill and intangible assets, net	4	5,433	851	—	6,288
Other long-term assets	31	311	251	—	593

Total assets	$7,762	$6,427	$1,628	$(7,203)	$8,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$339	$463	$312	$—	$1,114

Long-term debt	3,447	6	—	—	3,453
Due to (from) consolidated affiliates	(23)	11	12	—	—
Other long-term liabilities	771	38	10	—	819

Total liabilities	4,534	518	334	—	5,386

Total shareholders’ equity	3,228	5,909	1,294	(7,203)	3,228

Total liabilities and shareholders’ equity	$7,762	$6,427	$1,628	$(7,203)	$8,614

CONDENSED CONSOLIDATING BALANCE SHEET DECEMBER 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$55	$169	$139	$—	$363
Trade accounts receivable, net	(2)	361	195	—	554
Prepaid expenses and other current assets	91	135	134	—	360

Total current assets	144	665	468	—	1,277

Investments in consolidated affiliates	3,154	—	—	(3,154)	—
Goodwill and intangible assets, net	2	5,447	928	—	6,377
Other long-term assets	114	305	305	—	724

Total assets	$3,414	$6,417	$1,701	$(3,154)	$8,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$337	$488	$336	$—	$1,161

Long-term debt	3,373	9	—	—	3,382
Due to (from) consolidated affiliates	(4,094)	3,973	121	—	—
Other long-term liabilities	772	34	3	—	809

Total liabilities	388	4,504	460	—	5,352

Total shareholders’ equity	3,026	1,913	1,241	(3,154)	3,026

Total liabilities and shareholders’ equity	$3,414	$6,417	$1,701	$(3,154)	$8,378

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$20	$473	$161	$—	$654

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(101)	(25)	—	(129)
Other investing activities	486	—	2	(501)	(13)

Net cash (used in) provided by investing activities from continuing operations	483	(101)	(23)	(501)	(142)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	68	(2)	—	—	66
Purchases of treasury stock	(254)	—	—	—	(254)
Other financing activities	30	(365)	(133)	501	33

Net cash used in financing activities from continuing operations	(156)	(367)	(133)	501	(155)

Net change in cash and cash equivalents from continuing operations	347	5	5	—	357
Net cash transactions transferred from discontinued operations	23	—	—	—	23
Beginning balance	55	169	139	—	363

Ending balance	$425	$174	$144	$—	$743

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$37	$416	$189	$(3)	$639

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(125)	(24)	—	(151)
Other investing activities	(67)	(254)	(131)	390	(62)

Net cash used in investing activities from continuing operations	(69)	(379)	(155)	390	(213)

Cash flows from financing activities:
Repayments of long-term debt	(331)	(1)	(2)	—	(334)
Purchases of treasury stock	(128)	—	—	—	(128)
Other financing activities	417	—	4	(387)	34

Net cash (used in) provided by financing activities from continuing operations	(42)	(1)	2	(387)	(428)

Net change in cash and cash equivalents from continuing operations	(74)	36	36	—	(2)
Net cash transactions transferred from discontinued operations	50	—	—	—	50
Beginning balance	32	104	94	—	230

Ending balance	$8	$140	$130	$—	$278

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer or from the elimination of existing or potential clients due to consolidation or financial failures in the financial services industry; legislative and regulatory actions in the United States, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, and internationally; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our Fiserv 2.0 initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements, and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three-month and nine-month periods ended September 30, 2010 to the comparable periods in 2009.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of September 30, 2010.

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

Industry Trends

Market conditions and volatility over the past two years have created a difficult operating environment for financial institutions and other businesses in the United States and internationally. As a result, financial institutions have exercised caution in their information technology spending. Despite this challenging environment, in the first nine months of 2010, our revenue was $3.1 billion, net income per share from continuing operations was $2.54, and net cash provided by operating activities from continuing operations was $654 million which increased 1%, 15% and 2%, respectively, over the first nine months of 2009. We believe these results demonstrate the resilience of our recurring fee-based revenue model and the largely non-discretionary nature of our products and services. We believe that financial institutions are increasingly focused on technology solutions that can help them win and retain customers, generate incremental revenue and enhance their operating efficiency. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house transaction processing solutions to outsourced solutions.

In each of 2009 and year to date in 2010, approximately 1% of all financial institutions in the United States have failed or been subject to government action, which has resulted in the loss of a small number of our clients. However, to date, such actions have not significantly impacted our revenue or results of operations. We believe that the number of government actions in 2011 will be comparable to 2010. The increase in bank failures and forced consolidations has been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation benefits us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and negatively impacts us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. These fees are primarily generated when an existing client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action.

In addition, new legislation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, will result in numerous new regulations impacting the financial industry. It is too early to determine the impact of this complex legislation on our clients and on us.

Enterprise Priorities

We continue to implement a series of strategic initiatives that we refer to as “Fiserv 2.0” to help accomplish our mission of providing integrated technology and services solutions which enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating through innovation in our products and services. Our three key enterprise priorities for 2010 are: (i) to deliver positive internal revenue growth and increased earnings per share results as compared to 2009; (ii) to center the Fiserv culture on growth to improve enterprise win rates and to secure a higher share of strategic solutions; and (iii) to provide innovative solutions that increase differentiation and enhance results for our clients. We believe we are making progress towards achieving our 2010 enterprise priorities.

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

	Three Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2010	2009	2010	2009	$	%
Revenue:
Processing and services	$858	$826	83.7%	83.3%	$32	4%
Product	167	166	16.3%	16.7%	1	1%

Total revenue	1,025	992	100.0%	100.0%	33	3%

Expenses:
Cost of processing and services	461	453	53.7%	54.8%	8	2%
Cost of product	128	126	76.6%	75.9%	2	2%

Sub-total	589	579	57.5%	58.4%	10	2%
Selling, general and administrative	185	182	18.0%	18.3%	3	2%

Total expenses	774	761	75.5%	76.7%	13	2%

Operating income	251	231	24.4%	23.3%	20	9%
Interest expense, net	(49)	(52)	(4.8)%	(5.2)%	(3)	(6)%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$202	$179	19.7%	18.0%	$23	13%

	Nine Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2010	2009	2010	2009	$	%
Revenue:
Processing and services	$2,545	$2,485	83.3%	82.4%	$60	2%
Product	510	530	16.7%	17.6%	(20)	(4)%

Total revenue	3,055	3,015	100.0%	100.0%	40	1%

Expenses:
Cost of processing and services	1,380	1,376	54.2%	55.4%	4	—
Cost of product	393	393	77.1%	74.2%	—	—

Sub-total	1,773	1,769	58.0%	58.7%	4	—
Selling, general and administrative	542	556	17.7%	18.4%	(14)	(3)%

Total expenses	2,315	2,325	75.8%	77.1%	(10)	—

Operating income	740	690	24.2%	22.9%	50	7%
Interest expense, net	(140)	(161)	(4.6)%	(5.3)%	(21)	(13)%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$600	$529	19.6%	17.5%	$71	13%

(1)

Each percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

Total Revenue

	Three Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2010	$548	$486	$(9)	$1,025
2009	522	475	(5)	992

Revenue growth	$26	$11	$(4)	$33
Revenue growth percentage	5%	2%		3%

	Nine Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2010	$1,627	$1,445	$(17)	$3,055
2009	1,591	1,445	(21)	3,015

Revenue growth	$36	$—	$4	$40
Revenue growth percentage	2%	—		1%

Total revenue increased $33 million and $40 million in the third quarter and first nine months of 2010, respectively, compared to 2009. Revenue growth was 3% in the third quarter and 1% in the first nine months of 2010. Revenue from an acquisition contributed $1 million to revenue in the third quarter and first nine months of 2010.

Total revenue in our Payments segment increased $26 million, or 5%, and $36 million, or 2%, in the third quarter and first nine months of 2010, respectively, compared to 2009. Revenue growth in our Payments segment during 2010 was primarily driven by our recurring revenue businesses as processing and services revenue increased $19 million, or 5%, and $44 million, or 4%, in the third quarter and first nine months of 2010, respectively, compared to 2009. This growth was primarily due to new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our electronic banking and electronic funds transfer businesses. During the first nine months of 2010, Payments segment revenue growth was partially offset by lower product revenue, which decreased $8 million, or 2%, due to a decline in our output solutions business primarily in the first quarter of 2010.

Total revenue in our Financial segment increased $11 million, or 2%, in the third quarter and was flat in the first nine months of 2010 compared to 2009. Revenue growth in our Financial segment during 2010 was favorably impacted by increased processing and services revenue in our bank and credit union account processing businesses and higher contract termination fee revenue and was negatively impacted by continued volume declines in our check processing business.

Total Expenses

Total expenses increased $13 million, or 2%, and decreased $10 million, or less than 1%, in the third quarter and first nine months of 2010, respectively, compared to 2009. Total expenses as a percentage of total revenue were 75.5% and 76.7% in the third quarter of 2010 and 2009, respectively, and were 75.8% and 77.1% for the first nine months of 2010 and 2009, respectively.

Cost of processing and services as a percentage of processing and services revenue decreased from 54.8% and 55.4% in the third quarter and first nine months of 2009, respectively, to 53.7% and 54.2% in the third quarter and first nine months of 2010, respectively. These improvements were primarily driven by increased operating leverage in our recurring revenue businesses and operating efficiency initiatives across the company, which had a positive overall impact on our operating margin.

Although cost of product remained relatively unchanged in 2010 compared to 2009, cost of product as a percentage of product revenue increased from 75.9% and 74.2% in the third quarter and first nine months of 2009, respectively, to 76.6% and 77.1% in the third quarter and first nine months of 2010, respectively, due primarily to a decline in higher margin project revenue in our output solutions business and lower software license revenue during 2010.

Selling, general and administrative expenses in the third quarter and first nine months of 2010 and 2009 were consistent at approximately 18% of total revenue. During the first nine months of 2010, selling, general and administrative expenses decreased $14 million, or 3%, compared to 2009 due primarily to employee severance expenses recognized in the first quarter of 2009 and a decline in merger and integration costs associated with our acquisition of CheckFree Corporation (“CheckFree”).

Operating Income and Operating Margin

	Three Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Operating income:
2010	$159	$143	$(51)	$251
2009	151	141	(61)	231

Operating income growth	$8	$2	$10	$20
Operating income growth percentage	5%	1%		9%

Operating margin:
2010	29.0%	29.5%		24.4%
2009	28.8%	29.6%		23.3%
Operating margin growth (decline) (1)	0.2%	(0.1)%		1.1%

	Nine Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Operating income:
2010	$458	$430	$(148)	$740
2009	453	428	(191)	690

Operating income growth	$5	$2	$43	$50
Operating income growth percentage	1%	—		7%
Operating margin:
2010	28.2%	29.8%		24.2%
2009	28.5%	29.6%		22.9%
Operating margin growth (decline) (1)	(0.3)%	0.2%		1.3%

(1)	Represents the percentage point improvement or decline in operating margin.

Total operating income increased $20 million, or 9%, in the third quarter of 2010 and $50 million, or 7%, in the first nine months of 2010 compared to 2009. Our operating margin was 24.4% and 23.3% in the third quarter of 2010 and 2009, respectively, and 24.2% and 22.9% in the first nine months of 2010 and 2009, respectively. Operating margins in 2010 represented improvements of 110 and 130 basis points in the third quarter and first nine months, respectively, compared to 2009.

Operating income in our Payments segment increased $8 million, or 5%, in the third quarter of 2010 and increased $5 million, or 1%, in the first nine months of 2010 compared to 2009. Operating margin increased 20 basis points to 29.0% in the third quarter of 2010 compared to 2009 and decreased 30 basis points from 28.5% to 28.2% in the first nine months of

2010 compared to 2009. Operating income and operating margins during 2010 were favorably impacted by increased operating leverage in our electronic payments businesses and negatively impacted by increased expenditures associated with the development of new products and a decline in higher margin project revenue in our output solutions business, primarily during the first quarter of 2010.

Operating income in our Financial segment increased $2 million in the third quarter and first nine months of 2010 compared to 2009. Operating margin decreased 10 basis points to 29.5% in the third quarter of 2010 compared to 2009 and increased 20 basis points to 29.8% in the first nine months of 2010 compared to 2009. Operating income and operating margins during 2010 were positively impacted by revenue growth and scale efficiencies in our account processing businesses and an increase in higher margin contract termination fee revenue, offset by declines in higher margin software license revenue.

The operating loss in our Corporate and Other segment decreased $10 million and $43 million in the third quarter and first nine months of 2010, respectively, compared to 2009. These decreases were primarily due to $15 million of employee severance expenses recognized in the first quarter of 2009 and lower merger and integration costs associated with our acquisition of CheckFree.

Interest Expense, Net

Interest expense decreased $3 million, or 6%, in the third quarter of 2010 compared to 2009 and $21 million, or 13%, in the first nine months of 2010 compared to 2009 primarily due to a decrease in average outstanding borrowings during 2010 and the positive impact of interest rate hedge contracts that expired at the end of 2009.

Income Tax Provision

Our effective income tax rate was 35.8% and 33.7% in the third quarter of 2010 and 2009, respectively, and 37.3% and 36.7% in the first nine months of 2010 and 2009, respectively. The effective income tax rates in the third quarter and first nine months of 2010 were higher than 2009 due primarily to the positive impact of the final settlement of a CheckFree purchase accounting income tax reserve in 2009.

Discontinued Operations

Income (loss) from discontinued operations was $(2) million and $(9) million in the third quarter of 2010 and 2009, respectively, and $(7) million and $13 million in the first nine months of 2010 and 2009, respectively. The results of our discontinued operations during the first nine months of 2009 included an after-tax gain of $25 million for a contingent purchase price payment we received in relation to the sale of our investment support services business.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.89 and $0.79 in the third quarter of 2010 and 2009, respectively, and was $2.54 and $2.21 in the first nine months of 2010 and 2009, respectively. The amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.15 per share in the third quarter of 2010 and 2009 and by $0.45 per share and $0.43 per share in the first nine months of 2010 and 2009, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using our cash flow generated by operations, our cash and cash equivalents of $743 million at September 30, 2010, and available borrowings under our revolving credit facility of $970 million at September 30, 2010.

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2010	2009	$	%
Income from continuing operations	$387	$345	$42
Depreciation and amortization	252	248	4
Share-based compensation	29	28	1
Deferred income taxes	21	49	(28)
Other non-cash items	(18)	(10)	(8)
Changes in assets and liabilities	(17)	(21)	4

Operating cash flow	$654	$639	$15	2%

Capital expenditures	$129	$151	$(22)	(15)%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $654 million in the first nine months of 2010, an increase of 2% compared with $639 million in 2009. Our current policy is to use our operating cash flow primarily to repay debt and fund share repurchases, capital expenditures, and acquisitions, rather than to pay dividends. Capital expenditures were equal to or less than 5% of our total revenue in the first nine months of 2010 and 2009.

In the fourth quarter of 2010, we received $89 million from StoneRiver, Inc., of which we own 49%, comprised of a $61 million dividend and $28 million repayment of a loan.

Share Repurchases

In the first nine months of 2010, we purchased approximately 5.2 million shares of our common stock for $254 million and, as of September 30, 2010, we had approximately 1.9 million shares remaining under our existing authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Long-Term Debt

(In millions)	September 30, 2010	December 31, 2009
Senior term loan	$1,200	$1,880
Senior notes due 2012 (1)	1,249	1,248
Senior notes due 2015	299	—
Senior notes due 2017	500	500
Senior notes due 2020	449	—
Other borrowings	9	13

Long-term debt (including current maturities)	$3,706	$3,641

(1)

In October 2010, we purchased $250 million aggregate principal amount of our senior notes due in 2012 which reduced our long-term debt, including current maturities, to $3.46 billion at October 31, 2010.

In September 2010, we issued $750 million of senior notes due in 2015 and 2020. We used the proceeds from this offering to repay $480 million of our senior term loan borrowings in September 2010 and, as described below, to repurchase a portion of our senior notes due in 2012 in October 2010. In addition, we used operating cash flow to repay $200 million of our senior term loan in the first and second quarters of 2010.

At September 30, 2010, our long-term debt consisted primarily of $1.2 billion under our unsecured senior term loan facility and $2.5 billion of senior notes. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. In addition, at September 30, 2010, we had $1.25 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which pay interest at the stated rate on May 20 and November 20 of each year. We also have $300 million of 3.125% senior notes due in October 2015 and $450 million of 4.625% senior notes due in October 2020, which pay interest semi-annually on April 1 and October 1 commencing on April 1, 2011. The interest rates applicable to our senior notes are subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit: our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person; our and certain of our subsidiaries’ ability to create or assume liens; and our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions.

Tender Offer to Purchase Senior Notes

In September 2010, we commenced a cash tender offer to purchase up to $250 million aggregate principal amount of our 6.125% senior notes due in November 2012. In October 2010, we completed the tender offer and purchased $250 million aggregate principal amount of the notes for an aggregate purchase price of $275 million. In the fourth quarter of 2010, we will record a pre-tax charge of approximately $27 million for the premium paid and other costs associated with the closing of the tender offer in the quarter. The aggregate principal amount of notes purchased in the tender offer is included in current maturities of long-term debt in the condensed consolidated balance sheet at September 30, 2010.

Interest Rate Hedge Contracts

We maintain interest rate swap agreements (“Swaps”) with total notional values of $1.2 billion at September 30, 2010 and December 31, 2009 to manage exposure to fluctuations in interest rates. In August 2010, we entered into forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $100 million to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 4.8%, prior to financing spreads and related fees, and have expiration dates through September 2012. The Forward-Starting Swaps, which expire in September 2012, effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 2.8% and 3.3%, respectively.

Revolving Credit Facility

In September 2010, we entered into a new $1.0 billion revolving credit facility with a syndicate of banks and terminated our then existing $900 million revolving credit facility, which was set to expire in March 2011. Borrowings under the new revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. We were in compliance with all financial covenants as of September 30, 2010. The facility expires on September 29, 2014. As of September 30, 2010, we issued letters of credit totaling $30 million under the new facility and available borrowings were $970 million.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2010	—	$—	—	2,956,752
August 1-31, 2010	778,212	50.36	778,212	2,178,540
September 1-30, 2010	240,310	53.43	240,310	1,938,230

Total	1,018,522		1,018,522

(1)	On February 24, 2010, our board of directors authorized the purchase of up to five million shares of our common stock. This repurchase authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: November 5, 2010	By:	/s/ THOMAS J. HIRSCH
Thomas J. Hirsch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

4.1	Fifth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (1)

4.2	Sixth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (1)

4.3	Credit Agreement, dated as of September 29, 2010, among Fiserv, Inc. and the financial institutions parties thereto (2)

31.1	Certification of the Chief Executive Officer, dated November 5, 2010

31.2	Certification of the Chief Financial Officer, dated November 5, 2010

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated November 5, 2010

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 21, 2010 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2010 and incorporated herein by reference.