Form 10-K
period 2010-12-31
FISERV INC
filed 2011-02-24
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2010 (the last trading day of the second fiscal quarter) was $6,716,020,455 based on a closing price of $45.66 on the Nasdaq stock market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 18, 2011 was 146,077,101.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2011 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2010.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from the elimination of existing or potential clients due to consolidation or financial failures in the financial services industry or from decreased spending on the products and services we offer; legislative and regulatory actions in the United States, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, and internationally; changes in client demand for our products or services; pricing or other actions by competitors; the potential impact of our strategic initiatives; our ability to comply with government regulations, including privacy regulations; and other factors discussed in this report under the heading “Risk Factors.” You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

PART I

In this report, all references to “we,” “us,” and “our” refer to Fiserv, Inc. (“Fiserv”), a Wisconsin corporation, and, unless the context otherwise requires, its consolidated subsidiaries.

Item 1. Business

Overview

Fiserv, Inc. is the leading global provider of financial services technology solutions, including electronic commerce systems and services such as transaction processing, electronic bill payment and presentment, business process outsourcing, document distribution services, and software and systems solutions. Fiserv is a Fortune 500 company and is publicly traded on the NASDAQ Global Select Market. We serve approximately 16,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants, and government agencies. The majority of the services we provide to our clients are non-discretionary in nature and are necessary for our clients to operate their business. Our operations are principally located in the United States where we operate centers for full-service financial data and transaction processing, software system development, item processing and check imaging, and technology support.

In 2010, we had $4.1 billion in total revenue and $958 million in net cash provided by operating activities from continuing operations. Processing and services revenue, which in 2010 represented 83% of our consolidated revenue, is primarily generated from account and transaction-based fees under contracts that generally have terms of three to five years. In 2010, 2009 and 2008, our international operations contributed 6%, 5% and 5% of total revenue, respectively, from Argentina, Australia, Canada, China, Colombia, Costa Rica, France, India, Indonesia, Luxembourg, Malaysia, Mexico, the Netherlands, the Philippines, Puerto Rico, Poland, Singapore, and the United Kingdom.

Since we began, we have grown our business by developing highly specialized services and product enhancements, adding new clients, and acquiring businesses that complement ours. In 2007, we acquired CheckFree Corporation (“CheckFree”), a leading provider of electronic commerce services and products, including electronic bill payment and presentment and Internet banking. The acquisition was the largest in our history, has enabled us to deliver a wide range of integrated products and services, and has created new opportunities for growth.

We originally incorporated in Delaware in 1984, and reincorporated as a Wisconsin corporation in 1992. Our headquarters are located at 255 Fiserv Drive, Brookfield, Wisconsin 53045, and our telephone number is (262) 879-5000.

The Markets We Serve

General

The market for products and services offered by financial institutions is experiencing continuous change. The financial industry regularly introduces and implements new payment, deposit, lending, investment and risk management products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same ultimate customers.

The growing volume and types of transactions and payment mechanisms have increased the data and transaction processing and other service needs of financial institutions. We believe that financial institutions will be required to continue to invest significant capital and human resources to process transactions and manage information in this rapidly evolving and competitive environment. We believe that economies of scale in developing and maintaining the infrastructure, products, services and networks necessary to be competitive are essential to justify the required amounts of investments in capital and human resources.

The number of financial institutions in the United States continues to decline as a result of the current state of the economy as well as other market and regulatory pressures. Consolidation has not, however, resulted in a material reduction in the number of customers or financial accounts serviced by the financial industry as a whole. Our revenue is diversified and our focus on long-term client relationships and recurring, transaction-oriented products and services has reduced the impact that consolidation has on us. We have clients that span the entire range of financial institutions in terms of asset size, and we typically enter into multi-year agreements. Our 50 largest financial institution clients represent less than 25% of our annual revenue, and our remaining revenue is spread across the balance of our client base. Our largest client represents approximately 6% of our annual revenue.

We anticipate that demand for products that facilitate electronic transactions will continue to increase, which should translate to revenue opportunities for us. As a result, we believe that our sizable and diverse client base combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services gives us a solid foundation for growth. In addition, we believe that the integration of our products and services creates a compelling value proposition for our clients. Our ongoing operations are reported in the Payments and Industry Products (“Payments”) and Financial Institution Services (“Financial”) business segments.

Payments

The businesses in our Payments segment primarily provide electronic bill payment and presentment services and debit and other card-based payment products and services to meet the electronic transaction processing needs of the financial services industry. Our businesses in this segment also provide Internet banking, investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services.

Financial

The businesses in our Financial segment provide financial institutions with the products and services they need to run their operations. Many financial institutions that previously developed their own software systems and maintained their own data processing operations have outsourced their data processing requirements by licensing software from third-parties or by contracting with third-party processors. This has allowed them to reduce costs and enhance their products and services. Outsourcing can involve the licensing of software, which reduces the need for costly technical expertise within a financial institution, or the utilization of service bureaus, facilities management or resource management capabilities, which can enhance capacity and capabilities. Within the Financial segment, we provide banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions.

Our Strategy

Our vision is to be a global leader in transaction-based technology solutions. Our mission is to provide integrated technology and services solutions which enable best-in-class results for our clients. We are focused on operating businesses where we have: deep industry expertise that enables us to serve the market with high effectiveness; a strong competitive position, currently or via a clear path in the foreseeable future; long-term, trusted, ongoing client relationships which are not based on one-time transactions; differentiated solutions that deliver higher-than-normal value to our clients through integration and innovation; and strong management to execute strategies in a disciplined manner. Consistent with this focus, we continue to execute the following strategic platforms:

Enhanced Client Relationship Value. We plan to increase the number and breadth of our client relationships by, among other matters, continuing to integrate our product and services groups, combining products and services to deliver improved value propositions, and streamlining our service and support processes.

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

Operational Excellence. We believe we can improve our performance by using the opportunities created by our size and scale. For example, we are using our consolidated buying power and shared utility structures to provide cost savings.

Capital Discipline. Finally, we intend to make capital allocation decisions that offer the best prospects for our long-term growth and profitability, which may include, among other matters, internal investment, repayment of debt, repurchases of our own shares, capital improvements or acquisitions.

Principal Solutions and Services

Financial information regarding our business segments is included in Note 8 to the consolidated financial statements on page 52.

Payments

E-Banking

Our e-banking business is comprised of our electronic bill payment and presentment services and our Internet banking and cash management products. Financial institutions can offer our bill payment services to consumers either through a hosted application or through various protocols that link online banking applications to our internal billing and payment system. These systems allow our clients’ customers to: manage household bills via an easy-to-use, online tool; view relevant billing and payment information; pay and manage all of their bills at one location; experience the same speed of payment they would normally have at a biller’s site; and conveniently make next-day payments to many of the companies with which they do business. We use our platform to process the vast majority of the payment transactions that we handle, which enables us to improve our economies of scale. Once a consumer has accessed the system through a financial institution, he or she can elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the U.S. In 2010, we processed more than 1.4 billion online bill payment transactions.

Our principal online consumer and business banking product is Voyager®, a software platform upon which we have built a number of software applications to support multiple lines of banking businesses. Using universal standards, Voyager has been designed to be highly scalable to meet the evolving needs of our clients. This structure enables our clients to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet connected point-of-presence. Corillian Online® combines our electronic bill payment and online banking solutions into a fully integrated product that provides extensive personal money management and other valuable tools. We also provide a series of treasury management solutions, including online business banking, commercial cash management, remote deposit, and corporate data exchange, under our BANKLINK® brand.

Our Mobile MoneyTM product provides a variety of mobile banking and payments services, including balance inquiry, transaction history, bill payment and transfers, through a mobile device to our clients and their customers. It enables financial institutions to reach more consumers via the mobile channel than any other single technology solution because it supports all three mobile access modes: browser, text banking, and mobile application.

In 2010, we introduced ZashPay®, a person-to-person payments service that enables the secure, electronic movement of money to and from bank accounts based in the U.S., typically within one to three business days. Using our existing bill payment network, a payment is originated directly from the sender’s bank account and is transmitted directly into the recipient’s account, utilizing the same secure processes as an online banking transaction. ZashPay can be accessed through the websites of participating financial institutions as well as a proprietary portal, www.ZashPay.com.

Biller Business

We believe that consumers will continue to shift their financial transactions from traditional paper-based methods to electronic methods if they have easy-to-access, easy-to-use, secure and cost-effective methods of receiving and paying their bills electronically. In 2010, we delivered approximately 330 million electronic bills to consumers through our various distribution channels. Consumers access our electronic billing and payment solutions via numerous hosted channels, including through a financial institution’s Internet portal, through the billers’ Internet sites, and through our biller services internet portals, the largest of which is www.mycheckfree.com. Additionally, consumers can make bill payments, including emergency or expedited payments, through our agent-assisted, Internet or interactive voice response phone tools and at our nationwide walk-in bill payment locations. These diverse services allow the customers of our clients to pay bills wherever and however they feel most comfortable. Furthermore, because our biller clients are able to receive all these services from Fiserv, we can eliminate the operational complexity and expense of supporting multiple vendor solutions or in-house developed solutions. Our electronic biller services business also offers a host of club management and electronic financial transaction services within the health and fitness industry.

Card Services

Fiserv’s Card Services business, a leader in the electronic funds transfer marketplace, provides a total payments solution through a variety of products and services. We offer ATM and point of sale PIN-based debit transaction processing, signature debit processing, ATM driving and monitoring, electronic benefits transfer switching and national and regional network access. We own the ACCEL/Exchange® network and operate approximately 20,000 ATMs. Comprehensive integration with our account processing products and services allows us to drive down costs and leverage efficiencies for our clients through enterprise offerings in areas such as risk management and loyalty rewards. Our Card Services business’ clients include more than 4,200 banks and credit unions of all asset sizes, resellers (via both business alliance and remarketer agreements), independent sales organizations and merchant acquirers across the United States. In 2010, we processed over 8.8 billion ATM and debit transactions, making us one of the largest financial transaction processors in the nation.

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

Investment Services

We provide a range of technology platforms and software solutions which assist over 325 firms, including broker dealers, global asset managers, investment advisors, banks and insurance companies, to deliver portfolio management, enhanced trading solutions, performance measurement, reporting services, corporate actions, billing, and trading automation to their clients. Our fee-based investment management clients are typically sponsors or managers in the managed accounts and wealth management market that offer separately managed accounts, unified managed accounts, mutual fund advisory accounts, and investment management products; or global institutional money managers, managing investments of institutions and high net worth individuals. Our primary product is a real-time portfolio management and trading system used by nine of the top ten largest brokerage firms, based on assets under management, and eight of the top ten largest asset managers offering managed accounts. The number of accounts using our market leading platform topped three million for the first time in 2009. In 2010, we acquired AdviceAmerica, Inc., a developer of software for financial advisors, wealth managers and bank trust departments. This extends our capabilities into front-office applications such as financial planning, customer relationship management and proposal tools that support the growing needs of financial advisors.

Risk Management

Our risk management business provides a suite of products and services, including financial crime, compliance, anti-money laundering, fraud prevention, market surveillance and employee fraud detection solutions. Our offerings in this market include Fiserv KRM, Fraud Risk ManagerTM, Fraud Detection SystemSM, Fraudlink®, and Fraudguard®.

Financial

We provide products and services to meet the financial technology needs of banks, credit unions, thrifts and leasing and finance companies. Many of the products and services that we provide are sold as an integrated solution to our clients and include account, item, and lending processing.

Account Processing

We provide integrated account servicing and management capabilities to our bank, thrift and credit union clients, as well as ancillary value-added products and services that complement the account processing systems. Account processing solutions are the principal systems that enable a bank to operate and include systems that process customer deposit and loan accounts, an institution’s general ledgers, central information files and other financial information. These solutions also include extensive security, report generation and other features that financial institutions need to process transactions for their depositors and other customers, as well as to comply with applicable regulations. Account processing solutions are offered through online data transmission connections to our data processing centers, often called “service bureaus,” or as stand-alone, in-house licensed software for installation on client-owned computer systems.

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

Our account processing solutions are as follows:

•

Bank and Thrift Account Processing Solutions. The principal service bureau solutions used by banks and thrifts are: Premier®, SignatureTM, Cleartouch®, Source OneSM and PrecisionTM. We also offer in-house licensed software solutions to our banking clients, including Premier, Signature and Precision. The Signature system is available both domestically and internationally.

•

Credit Union Account Processing Solutions. The principal account processing solutions primarily used by credit unions are: Acumen®, AdvantageTM, Charlotte, CUBE®, CubicsPlus®, CUSATM, DataSafe®, Galaxy®, OnCU®, Portico®, Reliance®, Spectrum®, and XP2®. These solutions are offered in a service bureau environment, as an in-house licensed software system or in both delivery modes.

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

Product Development

To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. In 2010, 2009 and 2008, product development expenditures represented approximately 9%, 9% and 8%, respectively, of our total revenue. Our network of development and financial information technology centers apply the expertise of multiple teams to design, develop and maintain specialized processing systems around our multiple technology platforms. The applications of our account processing systems meet the preferences and diverse requirements of the international, national, regional or local market-specific financial service environments of our clients. In developing our products, we stress interaction with and responsiveness to the needs of our clients, including customization of software to meet client needs. We have adopted web services and service-oriented architecture principles in our software development practices so that we and our clients can benefit from the efficient development of technology. We provide dedicated solutions that are designed, developed, maintained and enhanced according to each client’s goals for service quality, business development, asset and liability mix, and local market positioning as well as other user-defined parameters.

Intellectual Property

We regard our transaction processing services and related products and our software as proprietary, and utilize a combination of patent, copyright, trademark and trade secret laws, internal security practices and employee and third party non-disclosure agreements for protection. We continue, where appropriate, to seek and secure patents with respect to our technology. The majority of our patents cover various electronic billing and payment innovations, other financial software products or services, or aspects of our separately managed accounts services. We believe that we possess all proprietary rights necessary to conduct our business.

Competition

Payments

Fidelity National Information Services, Inc. (“FIS”), Online Resources Corporation, and Jack Henry and Associates (“Jack Henry”) compete with us most directly as full service banking and bill payment competitors while other companies compete with us in specific business lines, such as bill payment or online banking. Western Union is the primary competitor to our biller-direct bill payment and walk-in payments businesses. A number of other companies compete with us in the card-based payment transaction processing business, including MasterCard Incorporated, Visa, Inc. and First Data Corporation. In addition, the possibility of billers and financial institutions continuing to use or deciding to create in-house systems to handle their own electronic billing and payment transactions, and their own Internet banking solutions in the case of financial institutions, remains a competitive threat. Computer hardware vendors also offer customized software solutions that permit our clients to develop and use in-house solutions over our products and services. Our markets are highly competitive, and some of our competitors have substantial flexibility in competing with us, including through the use of integrated product offerings and through pricing. We expect competition to continue to increase as new companies enter our markets and existing competitors expand their product lines and services. In addition, many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and broader product lines. Our investment services business competes primarily with providers of portfolio accounting software and outsourced services and with in-house solutions developed by large financial institutions.

Financial

The market for technology products and services within the financial industry is highly competitive. Our principal competitors include internal data processing departments, data processing affiliates of large companies and large computer hardware manufacturers, independent computer service firms, and processing centers owned and operated as user cooperatives. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competition for in-house data processing and software departments is intensified by the efforts of computer hardware vendors which encourage the growth of internal data centers and consulting service providers who assist these departments with the design and implementation of customized software solutions. Our software products compete in several different market segments and geographies, including with large diversified computer software and service companies and independent suppliers of software products. Competitive factors for account processing services include product quality, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our position as an independent vendor, rather than as a cooperative, an affiliate of a larger corporation or a hardware vendor, is a competitive advantage. We compete with vendors that offer similar transaction processing products and services to financial institutions, including FIS, Jack Henry, and Open Solutions, Inc. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

Government Regulation

Fiserv and its subsidiaries are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing and electronic commerce operations are examined on a regular basis by the FDIC, the Federal Reserve Bank, the National Credit Union Association, the Office of Thrift

Supervision, the Office of the Comptroller of the Currency and various state regulatory authorities. Because we use the Federal Reserve’s ACH network to process many of our transactions, we are subject to the Federal Reserve Board’s rules with respect to its ACH network. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients, their auditors and regulators.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted (the “Dodd-Frank Act”). The Dodd-Frank Act introduces substantial reforms to supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; create a new agency responsible for implementing and enforcing compliance with consumer financial laws; introduce more stringent regulatory capital requirements; and implement changes to corporate governance and executive compensation practices. It also calls for a number of studies to be conducted and requires significant rule-making. We expect that the Dodd-Frank Act will result in numerous new regulations that will impact the financial industry. Until there are further developments in the rule-making process, however, it is too early to determine what impact this complex legislation will have on us or our clients.

In conducting our electronic commerce business, we are subject to various laws and regulations relating to the electronic movement of money. In 2001, the USA Patriot Act amended the Bank Secrecy Act to expand the definition of Money Services Businesses (“MSBs”) so that it may include businesses operated by us. To this end, in 2002, CheckFree submitted a request for an administrative ruling from the Financial Crimes Enforcement Network (“FinCEN”) with respect to whether FinCEN views CheckFree as an MSB. To date, we have not received a ruling from FinCEN. If this part of our business is determined to be an MSB, then it will have to register with FinCEN as an MSB and be regulated as such. Also, nearly all states and the District of Columbia have enacted statutes that require entities engaged in money transmission to register with that jurisdiction’s banking department. We have registered with the relevant banking departments. In addition, our electronic commerce business is subject to the regulations of the Office of Foreign Assets Control, the electronic funds transfer rules embodied in Regulation E promulgated by the Federal Reserve Board and, when conducting certain transactions, the Gramm-Leach-Bliley Act. CheckFreePay Corporation and its subsidiaries (“CheckFreePay”) are registered as an MSB with FinCen for our walk-in bill payment and ZashPay personal payment services. In addition, CheckFreePay currently maintains 46 licenses to comply with the various statutes that regulate money transmission mentioned above, and we are subject to annual examinations by such jurisdictions.

From time to time, in order to comply with our obligations under federal and state laws, we are required to comply with annual reporting or licensing requirements and to implement operating policies and procedures to protect, among other matters, the privacy and security of our clients’ information.

Employees

We have approximately 19,000 employees, many of whom are specialists in our information management centers and related product and service businesses. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other employees with direct experience in banks, thrifts, credit unions, savings institutions, and other financial services environments. Our employees provide expertise in: programming, software development, modification and maintenance; computer operations, network control and technical support; client services and training; business process outsourcing; item and mortgage processing; system conversions; sales and marketing; and account management.

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

For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the financial services industry. Given this concentration, we are exposed to the current global economic conditions in the financial services industry. A more troubled or prolonged poor economic environment could result in significant decreases in demand by current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

Consolidations and failures in the banking and financial services industry could adversely affect our revenue by eliminating existing or potential clients and making us more dependent on fewer clients.

Many financial institutions are experiencing operating losses, including many of our clients. In some cases, these operating losses have resulted in the failure and/or consolidation of banks and other financial institutions. Failures, mergers and consolidations of financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenue. Further, if our clients fail or merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger banks or financial institutions resulting from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

We operate in a competitive business environment and may not be able to compete effectively.

The market for our services is competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. Since many of our larger potential clients have historically developed their key applications in-house, we often compete against our potential clients’ in-house capabilities. Our existing large clients may also seek to perform internally portions of the services that we currently provide to them. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies, including international providers of similar products and services to ours, having a lower cost structure. We cannot provide any assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us in the markets in which we operate will not materially and adversely affect our business, results of operations and financial condition.

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

If the number of electronic transactions does not continue to grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, financial condition and results of operations. We believe future growth in the electronic transactions market will be driven by the cost, ease-of-use, security, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services. In addition, if we are unable to continue to decrease the cost of processing transactions, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Our electronic commerce business also relies on contracts with financial services organizations, businesses, billers, Internet portals and other third parties to provide branding for our electronic commerce services and to market our services to their customers. These contracts are an important source of the growth in demand for our electronic commerce products. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

We may be obligated to indemnify the purchasers of businesses pursuant to the terms of the relevant purchase and sale agreements.

In the past several years, we have sold several businesses, including Fiserv Health, Fiserv ISS, Fiserv Insurance, and Fiserv LFS. In connection with these sales, we made representations and warranties about the businesses and their financial affairs and agreed to retain certain liabilities associated with our operation of the businesses prior to their sale. In particular, in connection with the sale of Fiserv ISS, we agreed to retain, or to indemnify the buyers from, certain liabilities associated with our operation of the business prior to its sale, including liabilities that relate to legal actions, including class action lawsuits, individual lawsuits and arbitration proceedings, in which plaintiffs, who are owners of self-directed individual retirement accounts for which Fiserv ISS acted as a custodian, allege that we are responsible for the losses caused by Ponzi schemes in which such plaintiffs were involved. Our obligation to indemnify the purchasers and agreement to retain liabilities could have a material adverse effect on our business, results of operations and financial condition.

The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations may have an adverse impact on our clients and our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”) and requires the BCFP and other federal agencies to implement numerous new regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business or the businesses of our current and potential clients. To the extent the regulations adopted pursuant to the Dodd-Frank Act negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or to modify the manner in which we provide products and services to our clients; and such regulations could limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our clients’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

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

Operational failures in our outsourcing or transaction processing businesses could harm our business and reputation.

An operational failure in our outsourcing or transaction processing businesses could harm our business or cause us to lose clients. Interruptions of service could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of service credits or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential clients to choose another service provider.

We may experience software defects, development delays or installation difficulties, which would harm our business and reputation and expose us to potential liability.

Our services are based on sophisticated software and computing systems, and we may encounter delays when developing new applications and services. Further, the software underlying our services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technology on platforms used by our clients. Defects in our software, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of clients, negative publicity or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and client agreements, we cannot be certain that these measures will successfully limit our liability.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.

Our balance sheet includes goodwill and intangible assets that represent approximately 75% of our total assets at December 31, 2010. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions, including significant goodwill and intangible assets associated with our acquisition of CheckFree. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2010, we had approximately $3.4 billion of long-term debt, including current maturities. We and our subsidiaries may incur additional indebtedness in the future. Our current level of indebtedness and any future increase in our level of indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms, particularly given current and anticipated economic and credit market conditions.

Acquisitions subject us to risks, including increased debt, assumption of unforeseen liabilities and difficulties in integrating operations.

A major contributor to our growth in revenue and earnings since our inception has been our ability to identify, acquire and integrate complementary businesses. We anticipate that we will continue to seek to acquire complementary businesses, products and services. We may not be able to identify suitable acquisition candidates in the future, which could adversely affect our future growth. Or, businesses that we acquire may not perform as well as expected or may be more difficult to integrate and manage than expected, which could adversely affect our business and financial results. We may not be able to fully integrate all aspects of acquired businesses successfully or fully realize the potential benefits of bringing them together. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources.

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

Our ability to compete depends upon proprietary systems and technology. We actively seek to protect our proprietary rights. Nevertheless, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. The steps we have taken may not prevent misappropriation of technology. Agreements entered into for that purpose may not be enforceable or provide us with an adequate remedy. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our applications and services are made available. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with applicable regulations our businesses could be harmed.

Our financial services data processing subsidiaries are not currently directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing operations are examined on a regular basis by various federal and state regulatory authorities. It is also possible that new regulations will be imposed on us by the Dodd-Frank Act. If we fail to comply with any applicable regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our client relationships and reputation could be harmed and we could be inhibited in our ability to obtain new clients. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have an adverse impact on our business, results of operations and financial condition.

Our failure to comply with a series of complex regulations in our payments businesses could subject us to liability.

CheckFreePay is licensed as a money transmitter in those states where such licensure is required. These licenses require us to demonstrate and maintain certain levels of net worth and liquidity and also require us to file periodic reports. In addition, the businesses are subject to regulation in the United States by FinCEN, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers or the prohibition against us providing money transmitter services in particular jurisdictions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently operate full-service data centers, software system development centers and item processing and back office support centers in 122 cities. We own 13 buildings, and the remaining 157 locations where we operate our businesses are subject to leases expiring in 2011 and beyond. In addition, we maintain our own national data communication network consisting of communications processors and leased lines. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs. We periodically upgrade our mainframe capability. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster. We also maintain copies of data and software used in our business in locations that are separate from our facilities.

Item 3. Legal Proceedings

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers as of February 23, 2011, together with their ages, positions and business experience are described below:

Name	Age	Title
Jeffery W. Yabuki	50	President, Chief Executive Officer and Director

James W. Cox	47	Executive Vice President, Corporate Development

Mark A. Ernst	52	Executive Vice President and Chief Operating Officer

Michael P. Gianoni	50	Executive Vice President and Group President, Financial Institutions

Thomas J. Hirsch	47	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Stephen E. Olsen	50	Executive Vice President and Group President, Digital Payments

Charles W. Sprague	61	Executive Vice President, General Counsel and Secretary

Steven Tait	51	Executive Vice President and Group President, Depository Institution Services

Thomas W. Warsop III	44	Executive Vice President and Group President, Global Sales

Mr. Yabuki has been a director and our President and Chief Executive Officer since 2005. Before joining Fiserv, Mr. Yabuki served as executive vice president and chief operating officer of H&R Block, Inc., a financial services firm, from 2002 to 2005. From 2001 to 2002, he served as executive vice president of H&R Block and from 1999 to 2001, he served as the president of H&R Block International. From 1987 to 1999, Mr. Yabuki held various executive positions with the American Express Company, a financial services firm, including president and chief executive officer of American Express Tax and Business Services, Inc.

Mr. Cox has served as Executive Vice President, Corporate Development since 2006. From 2003 to 2006, he served as president of our Health Solutions Group. He joined Fiserv in 2001 with our acquisition of Trewit, Inc., where he was president. Prior to that, Mr. Cox was a partner in Virchow Krause & Company, LLP, a public accounting and consulting firm.

Mr. Ernst has served as Executive Vice President and Chief Operating Officer since the beginning of 2011. Prior to joining Fiserv, he served as Deputy Commissioner for Operations Support for the Internal Revenue Service from 2009 to 2010, where he was responsible for technology, operations, shared services, human resources, and the chief financial office. From 2008 to 2009, he was chief executive officer of Bellevue Capital LLC, a private investment firm; from 2001 to 2007, he served as chairman, president and chief executive officer of H&R Block, Inc., a financial services firm; and from 1998 to 2000, he served as its chief operating officer. His experience, which includes executive positions with the American Express Company, a financial services firm, spans more than 25 years in the financial services industry.

Mr. Gianoni has served as Executive Vice President and Group President, Financial Institutions since 2010. Mr. Gianoni joined Fiserv in 2007 as president of our investment services business. Prior to that, from 2006 to 2007, he served as executive vice president of CheckFree Corporation and general manager, CheckFree Investment Services Division; and, from 1994 to 2005, he was senior vice president of DST Systems, Inc.

Mr. Hirsch has served as Executive Vice President, Chief Financial Officer and Treasurer since 2006. Mr. Hirsch joined Fiserv in 1994 as a divisional assistant controller, became assistant corporate controller in 1996, corporate vice president in 1997, corporate controller in 1999 and senior vice president and controller in 2002. Prior to joining Fiserv, Mr. Hirsch was an audit manager with Deloitte & Touche LLP.

Mr. Olsen has served as Executive Vice President and Group President, Digital Payments since 2010. Prior to that, he served as president of our Internet banking and electronic payments group from 2007 to 2008 and president of our depository institution services group from 2008 to 2009. Before joining Fiserv, from 1997 to 2007, Mr. Olsen held a variety of positions at CheckFree, most recently as CheckFree’s chief operating officer. From 1996 to 1997, he served as vice president, chief information officer of Geac Computer Corporation. And, from 1990 to 1996, Mr. Olsen served as vice president, chief information officer of Dun & Bradstreet Software.

Mr. Sprague has served as Executive Vice President, General Counsel and Secretary since 1994. He has been involved with our corporate and legal concerns since we were formed in 1984.

Mr. Tait has served as Executive Vice President and Group President, Depository Institution Services since 2010. Prior to joining Fiserv in 2009 as an Executive Vice President, Mr. Tait served as president of RSM McGladrey Employer Services, Inc., a subsidiary of H&R Block Inc., from 2003 to 2009, and executive vice president, sales and client operations of Gartner, Inc., from 2001 to 2003.

Mr. Warsop has served as Executive Vice President and Group President, Global Sales since 2010. Prior to that, he served as president of our financial institution services group from 2007 to 2009. Before joining Fiserv in 2007, Mr. Warsop served for 17 years in various capacities, including vice president, U.S. financial services, at Electronic Data Systems Corp. (“EDS”), a publicly-traded global technology services company. He also served as a vice president with EDS in the United Kingdom and as president of EDS’s Business Process Outsourcing unit in Asia Pacific.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “FISV.” Set forth below is the high and low sales price of our common stock during the periods presented.

	2010		2009
Quarter Ended	High	Low	High	Low
March 31	$51.58	$44.80	$39.03	$29.46
June 30	55.27	44.93	47.14	35.21
September 30	55.09	44.85	50.91	43.14
December 31	60.64	53.11	50.00	45.05

At December 31, 2010, our common stock was held by 2,703 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. The closing sale price of our common stock on February 22, 2011 was $62.68 per share. We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2010	393,885	$54.44	393,885	1,544,345
November 1-30, 2010	1,486,080	$55.31	1,486,080	7,058,265
December 1-31, 2010	1,027,000	$58.79	1,027,000	6,031,265

Total	2,906,965		2,906,965

(1)	On February 24, 2010, our board of directors authorized the repurchase of up to five million shares of our common stock. In December 2010, we utilized the balance of this authorization. On November 16, 2010, our board of directors authorized the purchase of up to seven million additional shares of our common stock. This repurchase authorization does not expire.

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

The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2010 with the S&P 500 Index and the NASDAQ Computer and Data Processing Services Index. The graph assumes that $100 was invested on December 31, 2005 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	December 31,
	2005	2006	2007	2008	2009	2010
Fiserv, Inc.	$100	$121	$128	$84	$112	$135
S & P 500	100	116	122	77	97	112
Nasdaq Computer and Data Processing Services	100	112	137	79	129	147

Item 6. Selected Financial Data

The following data, which has been affected by acquisitions and dispositions, should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

(In millions, except per share data)	2010	2009	2008	2007	2006
Total revenue	$4,133	$4,077	$4,587	$3,677	$3,301

Income from continuing operations	$506	$473	$358	$412	$377
Income (loss) from discontinued operations	(10)	3	211	27	73

Net income	$496	$476	$569	$439	$450

Net income (loss) per share—basic:
Continuing operations	$3.37	$3.06	$2.21	$2.47	$2.15
Discontinued operations	(0.07)	0.02	1.30	0.16	0.42

Total	$3.30	$3.08	$3.51	$2.64	$2.57

Net income (loss) per share—diluted:
Continuing operations	$3.34	$3.04	$2.20	$2.44	$2.12
Discontinued operations	(0.07)	0.02	1.29	0.16	0.41

Total	$3.27	$3.06	$3.49	$2.60	$2.53

Total assets	$8,281	$8,378	$9,331	$11,846	$6,252
Long-term debt (including current maturities)	3,356	3,641	4,105	5,405	745
Shareholders’ equity	3,229	3,026	2,594	2,467	2,426

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

•

Results of operations. This section contains an analysis of our results of operations by comparing the results for the year ended December 31, 2010 to the results for the year ended December 31, 2009, and comparing the results for the year ended December 31, 2009 to the results for the year ended December 31, 2008.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2010.

Overview

Company Background

We provide financial services technology solutions, including electronic commerce systems and services such as transaction processing, electronic bill payment and presentment, business process outsourcing, document distribution services, and software and systems solutions. We serve approximately 16,000 clients worldwide including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants, and government agencies. The majority of our revenue is generated from recurring account and transaction fees under contracts with terms ranging from three to five years, and we benefit from high contract renewal rates with our existing clients. The majority of the services we provide to our clients are non-discretionary in nature and are necessary for them to operate their business.

Our operations are primarily in the United States and are comprised of the Payments and Industry Products (“Payments”) segment, the Financial Institution Services (“Financial”) segment, and the Corporate and Other segment. The Payments segment primarily provides electronic bill payment and presentment services and debit and other card-based payment products and services to meet the electronic transaction processing needs of the financial services industry. The businesses in this segment also provide Internet banking, investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

Industry Trends

Market conditions and volatility over the past two years have created a difficult operating environment for financial institutions and other businesses in the United States and internationally. As a result, financial institutions have exercised caution in their information technology spending. Despite this challenging environment, in 2010, our revenue was $4.1 billion, net income per share from continuing operations was $3.34, and net cash provided by operating activities from continuing operations was $958 million which increased 1%, 10% and 13%, respectively, as compared to 2009. We believe these financial results demonstrate the resilience of our recurring fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. We believe that financial institutions are increasingly focused on technology solutions that can help them win and retain customers, generate incremental revenue and enhance their operating efficiency. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house transaction processing solutions to outsourced solutions.

In each of 2010 and 2009, approximately 1% of all financial institutions in the United States failed or were subject to government action, which has resulted in the loss of a small number of our clients. However, we believe that the number of government actions in 2011 will decline slightly as compared to 2010. The increase in bank failures and forced consolidations during the past two years has been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation benefits us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and negatively impacts us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. These fees are primarily generated when an existing client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action.

In addition, new legislation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, will result in numerous new regulations that will impact the financial industry, although it is too early to determine what impact this complex legislation will have on us or our clients.

Enterprise Priorities

We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions which enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating through innovation in our products and services.

Based on our financial results and our focus on growth and innovation in 2010, we believe we achieved our enterprise priorities for the year. With respect to 2011, our three key enterprise priorities are: (i) to deliver an increased level of high quality revenue growth and increase our earnings per share as compared to 2010; (ii) to further center the Fiserv culture on growth resulting in more clients and deeper client relationships and to secure a higher share of strategic solutions; and (iii) to provide innovative solutions that increase differentiation and enhance results for our clients.

Business Developments

Despite the challenges facing the financial industry, we continue to invest in the development of new and strategic products in categories such as payments, including ZashPay, our person-to-person payment service; account processing, including Acumen, our next generation account processing platform for large credit unions; and others that we believe will increase value to our clients and enhance the capabilities of our existing solutions. We believe our wide range of market-leading solutions along with the investments we are making in new and differentiated products will favorably position us and our clients to capitalize on the opportunities in the marketplace.

Critical Accounting Policies

General

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. We base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates.

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

We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Accounting guidance requires us to perform a two-step impairment test on goodwill. First, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the present value of estimated future cash flows and we compare the aggregate fair values to our market capitalization as an assessment of the appropriateness of our fair value measurements. If the fair value of a reporting unit exceeds the carrying value of the unit’s net assets, goodwill is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions. Our most recent impairment assessment in the fourth quarter of 2010 determined that our goodwill was not impaired.

We review acquired intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. Measurement of any impairment loss is based on estimated fair value. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our consolidated financial statements. Based on our impairment assessments in 2010, we determined that our acquired intangible assets were not impaired.

Revenue Recognition

The majority of our revenue is generated from monthly account and transaction-based fees. Deferred revenue consists primarily of advance billings for services. Revenue is recognized as services are provided. Revenue is primarily recognized under service agreements that are long-term in nature, generally three to five years, and that do not require management to make significant judgments or assumptions. Given the nature of our business and the rules governing revenue recognition, our revenue recognition practices do not involve significant estimates that materially affect our results of operations. Additional information about our revenue recognition policies is included in Note 1 to the consolidated financial statements.

Other

We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing, other than letters of credit. We use derivative financial instruments for managing our exposure to changes in interest rates, managing our ratio of fixed to floating-rate debt and foreign exchange rate risks. We do not enter into any derivative financial instruments for speculative purposes.

Results of Operations

Components of Revenue and Expenses

The following summary describes the components of revenue and expenses as presented in our consolidated statements of income. A description of our revenue recognition policies is included in Note 1 to the consolidated financial statements.

Processing and Services

Processing and services revenue, which in 2010 represented 83% of our consolidated revenue, is primarily generated from account and transaction-based fees under contracts that generally have terms of three to five years. Revenue is recognized when the related transactions are processed and services have been performed. Processing and services revenue are most reflective of our business performance because a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain applications; client support; depreciation and amortization; and other operating expenses.

Product

Product revenue, which in 2010 represented 17% of our consolidated revenue, is primarily derived from integrated print and card production (12%) and software licenses (5%). Cost of product includes costs directly associated with the products sold and includes the following: costs of materials; personnel; infrastructure costs; depreciation and amortization; and other costs directly associated with product revenue. Prior to our sale of a 51% interest in substantially all of the businesses in our Insurance segment (“Fiserv Insurance,” which is now owned and operated by StoneRiver Group, L.P., or “StoneRiver”) on July 14, 2008, product revenue and cost of product also included prescription related items which were recognized on a gross basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of: salaries, wages and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; depreciation and amortization; and other selling and administrative expenses.

Financial Results

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the consolidated financial statements and accompanying notes.

Years Ended December 31, (In millions)
				Percentage of Revenue(1)			Increase (Decrease)
	2010	2009	2008	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Revenue:
Processing and services	$3,415	$3,329	$3,464	82.6%	81.7%	75.5%	$86	3%	$(135)	(4%)
Product	718	748	1,123	17.4%	18.3%	24.5%	(30)	(4%)	(375)	(33%)

Total revenue	4,133	4,077	4,587	100%	100%	100%	56	1%	(510)	(11%)

Expenses:
Cost of processing and services	1,853	1,844	1,949	54.3%	55.4%	56.3%	9	—	(105)	(5%)
Cost of product	533	536	917	74.2%	71.7%	81.7%	(3)	(1%)	(381)	(42%)

Sub-total	2,386	2,380	2,866	57.7%	58.4%	62.5%	6	—	(486)	(17%)
Selling, general and administrative	740	751	813	17.9%	18.4%	17.7%	(11)	(1%)	(62)	(8%)

Total expenses	3,126	3,131	3,679	75.6%	76.8%	80.2%	(5)	—	(548)	(15%)

Operating income	1,007	946	908	24.4%	23.2%	19.8%	61	6%	38	4%
Interest expense	(198)	(220)	(260)	(4.8%)	(5.4%)	(5.7%)	(22)	(10%)	(40)	(15%)
Interest income	10	8	13	0.2%	0.2%	0.3%	2	25%	(5)	(38%)
Loss on early debt extinguishment	(26)	—	—	(0.6%)	—	—	26	—	—	—
Loss on sale of businesses	—	—	(21)	—	—	(0.5%)	—	—	(21)	(100%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$793	$734	$640	19.2%	18.0%	14.0%	$59	8%	$94	15%

(1)	Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

Total Revenue

Years Ended December 31, (In millions)	Payments	Financial	Insurance	Corporate and Other	Total
Total revenue:
2010	$2,208	$1,951	$—	$(26)	$4,133
2009	2,160	1,942	—	(25)	4,077
2008	2,131	1,992	513	(49)	4,587

2010 Revenue growth	$48	$9		$(1)	$56
2010 Revenue growth percentage	2%	—			1%

2009 Revenue growth (decline)	$29	$(50)	$(513)	$24	$(510)
2009 Revenue growth (decline) percentage	1%	(3%)	(100%)		(11%)

Total revenue increased $56 million, or 1%, in 2010 compared to 2009, and decreased $510 million, or 11%, in 2009 compared to 2008. The increase in total revenue during 2010 was primarily due to 2% revenue growth in our Payments segment and included a 0.5% increase in revenue in our Financial segment, in each case, as compared to 2009. The decrease in total revenue in 2009 compared to 2008 was primarily due to our sale of a 51% interest in Fiserv Insurance in July 2008, which resulted in a decrease of $513 million, or 11%. As a result of this transaction, the revenue of Fiserv Insurance is no longer included in our consolidated revenue beginning July 15, 2008. In addition, 2009 revenue was impacted by a 1% increase in revenue in our Payments segment and a 3% decline in revenue in our Financial segment. Incremental revenue from acquired companies was $3 million and $27 million in 2010 and 2009, respectively.

Revenue in our Payments segment increased $48 million, or 2%, in 2010 and increased $29 million, or 1%, in 2009 compared to the prior year periods. Revenue growth in our Payments segment during 2010 and 2009 was primarily driven by our recurring revenue businesses as processing and services revenue increased $58 million, or 4%, and $37 million, or 2%, in 2010 and 2009, respectively. This growth in both years was primarily due to new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our electronic banking and electronic funds transfer businesses. Payments segment revenue growth in 2010 was partially offset by lower product revenue, which decreased $10 million, or 2%, as compared to 2009, due to lower revenue in our output solutions business, primarily in the first quarter of 2010. In 2009, Payments segment revenue growth was partially offset by revenue declines in our investment services business from a reduction in the number of accounts processed as a result of the volatility in the U.S. equity markets at that time and a decline in product revenue due primarily to lower software license revenue.

Revenue in our Financial segment increased $9 million, or 0.5%, in 2010 and decreased $50 million, or 3%, in 2009 compared to the prior year periods. Revenue growth in our Financial segment during 2010 was favorably impacted by a $31 million, or 2%, increase in processing and services revenue due primarily to increased revenue in our bank and credit union account processing businesses and higher contract termination fee revenue, and was negatively impacted by volume declines in our check processing business which we expect will continue in 2011, decreased revenue in our mortgage lending business, and lower software license revenue. In 2009, Financial segment revenue was negatively impacted by a $35 million decrease in contract termination fee revenue and a decline in check processing revenue.

Total Expenses

Total expenses decreased $5 million, or 0.2%, in 2010 compared to 2009, notwithstanding an increase in revenue in 2010, primarily due to increased operating leverage and effective management of our overall cost structure. The decrease in total expenses in 2009 of $548 million, or 15%, compared to 2008 was primarily due to our sale of a 51% interest in Fiserv Insurance in July 2008, which resulted in a decrease in total expenses of $469 million, or 13%.

Cost of processing and services as a percentage of processing and services revenue decreased to 54.3% in 2010 from 55.4% in 2009 and 56.3% in 2008. The decreases in 2010 and 2009, which had a positive overall impact on our operating margin, were favorably impacted by increased operating leverage in our recurring revenue businesses, operating efficiency initiatives across the company, and the implementation of strategic initiatives that lowered our overall cost structure.

Cost of product as a percentage of product revenue was 74.2% in 2010 compared to 71.7% in 2009 and 81.7% in 2008. Cost of product was relatively unchanged in 2010 compared to 2009; however, cost of product as a percentage of product revenue increased in 2010 due primarily to a decline in higher margin project revenue in our output solutions business and lower software license revenue. In 2008, the higher percentage of product revenue was primarily due to our sale of a 51% interest in Fiserv Insurance, which generated historical overall operating margins of less than 10% primarily due to the inclusion of prescription product costs, which totaled $312 million in 2008, in both product revenue and cost of product.

Selling, general and administrative expenses decreased $11 million, or 1%, and $62 million, or 8%, in 2010 and 2009, respectively, compared to the prior year periods. The decrease in selling, general and administrative expenses in 2010 compared to 2009 was primarily due to lower employee severance expenses. The decrease in 2009 compared to 2008 was primarily due to a decrease of $36 million from our sale of a 51% interest in Fiserv Insurance and lower integration expenses associated with our acquisition of CheckFree Corporation (“CheckFree”).

Operating Income and Operating Margin

Years Ended December 31, (In millions)	Payments	Financial	Insurance	Corporate and Other	Total
Operating income:
2010	$625	$591		$(209)	$1,007
2009	617	569		(240)	946
2008	579	545	$44	(260)	908
Operating income growth (decline):
2010	$8	$22		$31	$61
2010 percentage	1%	4%			6%
2009	$38	$24	$(44)	$20	$38
2009 percentage	7%	4%			4%
Operating margin:
2010	28.3%	30.3%			24.4%
2009	28.6%	29.3%			23.2%
2008	27.2%	27.4%	8.7%		19.8%
Operating margin growth (decline):(1)
2010	(0.3%)	1.0%			1.2%
2009	1.4%	1.9%			3.4%

(1)	Represents the percentage point improvement or decline in operating margin.

Total operating income increased $61 million, or 6%, and $38 million, or 4%, in 2010 and 2009, respectively, compared to the prior year periods. Operating margin increased to 24.4% in 2010 from 23.2% in 2009 and 19.8% in 2008. The operating margin improvements of 120 basis points and 340 basis points in 2010 and 2009, respectively, were due in part to our continuing operational effectiveness activities and the implementation of strategic initiatives that lowered our overall cost structure. In addition, the increase in operating income and margin in 2009 compared to 2008 was due to lower merger and integration costs associated with our acquisition of CheckFree and the sale of a 51% interest in Fiserv Insurance, which generated lower operating margins, partially offset by a decrease in higher-margin contract termination fees.

Operating income in our Payments segment increased $8 million, or 1%, and $38 million, or 7%, in 2010 and 2009, respectively, compared to the prior years. Operating margins were 28.3%, 28.6% and 27.2% in 2010, 2009 and 2008, respectively, and decreased 30 basis points in 2010 and increased 140 basis points in 2009. Payments segment operating income and margin in 2010 compared to 2009 were impacted by increased expenses associated with the development and support of new and existing products and services which we expect to enhance our long term revenue growth, partially offset by increased operating leverage and scale efficiencies in our transaction processing electronic payments businesses. The increases in operating income and margin in 2009 compared to 2008 were primarily due to cost savings associated with the integration of CheckFree and improved operating leverage in our electronic payments businesses, partially offset by a decline in higher-margin software license revenue.

Operating income in our Financial segment increased $22 million, or 4%, and $24 million, or 4%, in 2010 and 2009, respectively, compared to the prior years. Operating margins were 30.3%, 29.3% and 27.4% in 2010, 2009 and 2008, respectively, and increased 100 basis points in 2010 and 190 basis points in 2009. These improvements in operating income and operating margin were primarily due to revenue growth in 2010 and scale and cost efficiencies in our bank and credit union account processing businesses. In addition, operating income and margin were positively impacted by an increase in higher-margin contract termination fee revenue in 2010 and negatively impacted by a decline in contract termination fee revenue in 2009.

The operating loss in our Corporate and Other segment decreased $31 million and $20 million in 2010 and 2009, respectively, compared to the prior years. The operating loss decrease in 2010 compared to 2009 was primarily due to a $21 million decrease in employee severance expenses and lower merger and integration costs associated with our acquisition of CheckFree. The operating loss decrease in 2009 compared to 2008 was due to lower expenses, primarily related to our acquisition of CheckFree.

Interest Expense

Interest expense decreased $22 million, or 10%, and $40 million, or 15%, in 2010 and 2009, respectively, compared to the prior years. These decreases were primarily due to the continued reduction in total outstanding borrowings in 2010 and 2009. In addition, interest expense in 2010 was lower than 2009 due to the positive impact of interest rate hedge contracts that expired at the end of 2009.

Interest Income

Interest income was $10 million, $8 million and $13 million in 2010, 2009 and 2008, respectively. Interest income in 2008 was higher than 2010 and 2009 due primarily to interest income earned from investing the proceeds of our business dispositions.

Loss on Early Debt Extinguishment

In September 2010, we issued $750 million of senior notes in a public offering with a weighted-average interest rate of approximately 4.0%. In October 2010, we used a portion of the proceeds from the senior notes offering to purchase $250 million aggregate principal amount of our 6.125% senior notes due in November 2012 for $276 million including the premium paid and other costs associated with the transaction. As a result of this transaction, we recorded a pre-tax loss on early debt extinguishment of $26 million.

Loss on Sale of Businesses

In 2008, we recognized a $21 million pre-tax loss due to our sale of a 51% interest in Fiserv Insurance.

Income Tax Provision

Our effective income tax rate for continuing operations was 38.0% in 2010, 37.2% in 2009, and 44.9% in 2008. The higher effective income tax rate in 2008 was due primarily to income taxes associated with our sale of a 51% interest in Fiserv Insurance. In addition, our effective income tax rate in 2009 includes the positive impact of a tax settlement. The significant items impacting our effective income tax rates for continuing operations were as follows:

	Years Ended December 31,
	2010	2009	2008
Statutory federal, state and foreign income tax provisions, net	38.0%	38.1%	38.3%
Sale of Fiserv Insurance(1)	—	—	6.6%
Tax settlement(2)	—	(0.9%)	—

Effective income tax rate	38.0%	37.2%	44.9%

(1)	Represents a $34 million income tax provision related to our sale of a 51% interest in Fiserv Insurance.
(2)	Represents a $7 million income tax benefit recognized in conjunction with the final settlement of a CheckFree purchase accounting income tax reserve.

Income from Investment in Unconsolidated Affiliate

We record our 49% share of StoneRiver’s net income, $14 million, $12 million and $6 million in 2010, 2009 and 2008, respectively, as income from investment in unconsolidated affiliate.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations totaled $(10) million, $3 million and $211 million in 2010, 2009 and 2008, respectively. In 2009 and 2008, we recognized after-tax gains from the sale of businesses of $25 million and $229 million, respectively.

Net Income Per Share—Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $3.34 in 2010 compared to $3.04 in 2009 and $2.20 in 2008. Net income per share-diluted from continuing operations in 2010 compared to 2009 was positively impacted by operating income growth in 2010, partially offset by an $0.11 per share loss on early debt extinguishment. Net income per share-diluted from continuing operations in 2009 compared to 2008 was positively impacted by operating income growth in 2009, a $0.34 per share after-tax loss on the sale of a 51% interest in Fiserv Insurance recognized in 2008, and a $0.14 per share decrease in merger related expenses in 2009 associated with our acquisition of CheckFree. The amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.60, $0.58 and $0.57 in 2010, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the principal and interest requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using our cash flow generated by operations, our cash and cash equivalents at December 31, 2010 of $563 million and available borrowings under our revolving credit facility of $971 million at December 31, 2010.

	Years Ended December 31,		Increase (Decrease)
(In millions)	2010	2009	$	%
Income from continuing operations	$506	$473	$33
Depreciation and amortization	339	333	6
Share-based compensation	39	36	3
Loss on early debt extinguishment	26	—	26
Dividend from unconsolidated affiliate	40	—	40
Net changes in working capital and other	8	8	—

Operating cash flow	$958	$850	$108	13%

Capital expenditures	$175	$198	$(23)	(12%)

Our net cash provided by operating activities from continuing operations, or operating cash flow, increased $108 million, or 13%, to $958 million in 2010 from $850 million in 2009. Our operating cash flow in 2010 included a $40 million dividend from StoneRiver, of which we own 49%, that we do not expect to recur on an annual basis. Our current policy is to use our operating cash flow to repay debt and to fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures of $175 million and $198 million in 2010 and 2009, respectively, were less than 5% of our total revenue in each year.

In the fourth quarter of 2010, we received $89 million from StoneRiver, of which we own 49%, comprised of a $61 million dividend and a $28 million repayment of a loan. The portion of this dividend that represented a return on our investment, $40 million, is reported in cash flows from operating activities.

Share Repurchases

We purchased $413 million, $175 million and $441 million of our common stock in 2010, 2009 and 2008, respectively. On November 16, 2010, our board of directors authorized the purchase of up to 7.0 million additional shares of our common stock and, as of December 31, 2010, we had 6.0 million shares remaining under this authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

	December 31,
(In millions)	2010	2009
Senior term loan	$1,100	$1,880
Senior notes due 2012	999	1,248
Senior notes due 2015	299	—
Senior notes due 2017	500	500
Senior notes due 2020	449	—
Other borrowings	9	13

Long-term debt (including current maturities)	$3,356	$3,641

In September 2010, we issued $750 million of senior notes due in 2015 and 2020. We used the proceeds from this offering to repay a portion of our senior term loan borrowings and, as described below, to repurchase a portion of our senior notes due in 2012. In 2010, our debt repayments, net of the $750 million senior notes offering, totaled $285 million. In addition, we paid $26 million of premium and other costs associated with the repurchase of the senior notes. At December 31, 2010, our long-term debt consisted primarily of $1.1 billion senior term loan borrowings and $2.25 billion of senior notes. We were in compliance with all financial debt covenants in 2010.

Senior Term Loan

In December 2007, we entered into an unsecured senior term loan facility with a syndicate of banks. Term loan borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and mature in November 2012. The weighted-average variable interest rate on the term loan borrowings was 0.9% at December 31, 2010. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below.

Senior Notes

In September 2010, we issued $300 million of 3.125% senior notes due in October 2015 and $450 million of 4.625% senior notes due in October 2020, which pay interest semi-annually on April 1 and October 1 commencing on April 1, 2011. Our 6.125% senior notes due in November 2012 and 6.8% senior notes due in November 2017 pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit: our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person; our and certain of our subsidiaries’ ability to create or assume liens; and our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions.

Tender Offer to Purchase Senior Notes

In October 2010, we purchased $250 million aggregate principal amount of our 6.125% senior notes due in November 2012 for $276 million including the premium paid and other costs associated with the transaction.

Revolving Credit Facility

In September 2010, we entered into a new $1.0 billion revolving credit facility with a syndicate of banks and terminated our then existing $900 million revolving credit facility, which was set to expire in March 2011. Borrowings under the new revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require us, among other things, (i) to limit our consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and (ii) to maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The facility expires in September 2014. As of December 31, 2010, we issued letters of credit totaling $29 million under the new facility, and had available borrowings of $971 million.

Interest Rate Hedge Contracts

We maintain interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion and $1.2 billion at December 31, 2010 and 2009, respectively, to manage exposure to fluctuations in interest rates. Additionally, in 2010, we entered into forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $200 million to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees, and have expiration dates through September 2012. The Forward-Starting Swaps, which expire in September 2012, effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 2.7% and 3.3%, respectively.

Shelf Registration Statement

In 2010, we filed a “shelf” registration statement with the Securities and Exchange Commission. Under the registration statement, we may sell common stock, preferred stock and debt securities, or a combination thereof. Each time we sell securities pursuant to the shelf registration statement, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used to repay debt or for working capital, acquisitions or general corporate purposes.

Other

Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2010, we had a credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB- with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities.

The interest rate payable on our senior notes is subject to adjustment from time to time if Moody’s or S&P downgrades (or subsequently upgrades) the debt rating applicable to the notes. If the ratings from Moody’s or S&P decrease below investment grade, the per annum interest rate on the notes is subject to increase by up to 2.0%. In no event will the per annum interest rate be reduced below the original interest rate applicable to the senior notes nor will the total increase in the per annum interest rate exceed 2.0% above the original interest rate. The interest rates on any series of notes will permanently cease to be subject to any adjustment if the notes becomes rated A3 (or its equivalent) or higher by Moody’s and A- (or its equivalent) or higher by S&P, in each case with a stable or positive outlook.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements other than letters of credit. The following table details our contractual cash obligations at December 31, 2010:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest(1)	$4,051	$185	$2,330	$425	$1,111
Minimum operating lease payments(1)	310	91	121	59	39
Purchase obligations	88	49	31	8	—
Income tax obligations	41	15	22	2	2

Total	$4,490	$340	$2,504	$494	$1,152

(1)	Interest and operating lease payments are reported on a pre-tax basis.

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

In connection with processing electronic payments transactions, the funds we receive from subscribers are invested from the time we collect the funds until payments are made to the applicable merchants. These subscriber funds are invested in short-term instruments that are guaranteed by the United States government. Subscriber funds, which are not included in our consolidated balance sheets, can fluctuate significantly based on consumer bill payment activity, and totaled approximately $1.4 billion as of December 31, 2010. Based on interest rates and subscriber funds balances at December 31, 2010, a 1% increase in applicable interest rates would increase our annual income from continuing operations by approximately $10 million, and if applicable interest rates decreased to zero, our annual income from continuing operations would decrease by less than $5 million.

We manage our debt structure and interest rate risk through the use of fixed and floating-rate debt and through the use of interest rate hedge contracts. We currently use interest rate swaps with total notional values of $1 billion and forward-starting swaps with total notional values of $200 million at December 31, 2010, to partially hedge our exposure to interest rate changes and to control financing costs. Generally, under these swaps, we agree with a counter-party to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional amount. Based on our outstanding debt with variable interest rates at December 31, 2010, a 1% increase in our borrowing rate would increase annual interest expense in 2011 by approximately $1 million.

We conduct business in the U.S. and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar denominated foreign investments and foreign currency transactions. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at December 31, 2010, there would not have been a material adverse impact on our annual income from continuing operations or financial position.

Item 8. Financial Statements and Supplementary Data

FISERV, INC.

CONSOLIDATED STATEMENTS OF INCOME

In millions, except per share data Years ended December 31,	2010	2009	2008
Revenue:
Processing and services	$3,415	$3,329	$3,464
Product	718	748	1,123

Total revenue	4,133	4,077	4,587

Expenses:
Cost of processing and services	1,853	1,844	1,949
Cost of product	533	536	917
Selling, general and administrative	740	751	813

Total expenses	3,126	3,131	3,679

Operating income	1,007	946	908
Interest expense	(198)	(220)	(260)
Interest income	10	8	13
Loss on early debt extinguishment	(26)	—	—
Loss on sale of businesses	—	—	(21)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	793	734	640
Income tax provision	(301)	(273)	(288)
Income from investment in unconsolidated affiliate	14	12	6

Income from continuing operations	506	473	358
Income (loss) from discontinued operations, net of income taxes	(10)	3	211

Net income	$496	$476	$569

Net income (loss) per share—basic:
Continuing operations	$3.37	$3.06	$2.21
Discontinued operations	(0.07)	0.02	1.30

Total	$3.30	$3.08	$3.51

Net income (loss) per share—diluted:
Continuing operations	$3.34	$3.04	$2.20
Discontinued operations	(0.07)	0.02	1.29

Total	$3.27	$3.06	$3.49

Shares used in computing net income (loss) per share:
Basic	150.4	154.5	162.0
Diluted	151.7	155.4	163.1

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED BALANCE SHEETS

In millions December 31,	2010	2009
ASSETS
Cash and cash equivalents	$563	$363
Trade accounts receivable, less allowance for doubtful accounts	572	554
Deferred income taxes	37	46
Prepaid expenses and other current assets	245	314

Total current assets	1,417	1,277
Property and equipment, net	267	293
Intangible assets, net	1,879	2,006
Goodwill	4,377	4,371
Other long-term assets	341	431

Total assets	$8,281	$8,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$537	$565
Current maturities of long-term debt	3	259
Deferred revenue	351	337

Total current liabilities	891	1,161
Long-term debt	3,353	3,382
Deferred income taxes	627	580
Other long-term liabilities	181	229

Total liabilities	5,052	5,352

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	750	727
Accumulated other comprehensive loss	(50)	(69)
Accumulated earnings	4,867	4,371
Treasury stock, at cost, 51.0 million and 44.7 million shares	(2,340)	(2,005)

Total shareholders’ equity	3,229	3,026

Total liabilities and shareholders’ equity	$8,281	$8,378

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Comprehensive Income	Accumulated Other Comprehensive Loss	Accumulated Earnings	Treasury Stock
In millions	Shares	Amount					Shares	Amount
Balance at December 31, 2007	198	$2	$700		$(41)	$3,326	33	$(1,520)
Net income				$569		569
Foreign currency translation and other				(19)	(19)
Fair market value adjustment on cash flow hedges, net of tax				(71)	(71)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of tax				11	11

Comprehensive income				$490

Share-based compensation			34
Shares issued under stock plans including income tax benefits			(28)				(2)	72
Purchases of treasury stock							11	(441)

Balance at December 31, 2008	198	2	706		(120)	3,895	42	(1,889)
Net income				$476		476
Foreign currency translation and other				13	13
Fair market value adjustment on cash flow hedges, net of tax				(2)	(2)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of tax				40	40

Comprehensive income				$527

Share-based compensation			36
Shares issued under stock plans including income tax benefits			(15)				(1)	62
Purchases of treasury stock							4	(178)

Balance at December 31, 2009	198	2	727		(69)	4,371	45	(2,005)
Net income				$496		496
Foreign currency translation and other				3	3
Fair market value adjustment on cash flow hedges, net of tax				(18)	(18)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of tax				34	34

Comprehensive income				$515

Share-based compensation			39
Shares issued under stock plans including income tax benefits			(16)				(2)	83
Purchases of treasury stock							8	(418)

Balance at December 31, 2010	198	$2	$750		$(50)	$4,867	51	$(2,340)

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions
Years ended December 31,	2010	2009	2008
Cash flows from operating activities:
Net income	$496	$476	$569
Adjustment for discontinued operations	10	(3)	(211)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	191	188	200
Amortization of acquisition-related intangible assets	148	145	150
Share-based compensation	39	36	34
Deferred income taxes	37	64	(1)
Loss on early debt extinguishment	26	—	—
Dividend from unconsolidated affiliate	40	—	—
Loss on sale of businesses	—	—	21
Other non-cash items	(21)	(13)	(8)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(12)	44	(39)
Prepaid expenses and other assets	4	(9)	(4)
Accounts payable and other liabilities	(26)	(71)	44
Deferred revenue	26	(7)	11

Net cash provided by operating activities from continuing operations	958	850	766

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(175)	(198)	(198)
Payments from (advances to) unconsolidated affiliate	49	(57)	—
Payment for acquisitions of businesses, net of cash acquired	(9)	—	(85)
Proceeds from sale of businesses, net of cash sold and expenses paid	—	—	497
Other investing activities	19	7	(9)

Net cash (used in) provided by investing activities from continuing operations	(116)	(248)	205

Cash flows from financing activities:
Proceeds from long-term debt	748	—	—
Repayments of long-term debt, including premium and costs	(1,060)	(375)	(563)
Repayments of revolving credit facility	—	(100)	(740)
Issuance of common stock and treasury stock	62	45	37
Purchases of treasury stock	(413)	(175)	(441)
Other financing activities	(8)	4	2

Net cash used in financing activities from continuing operations	(671)	(601)	(1,705)

Net change in cash and cash equivalents from continuing operations	171	1	(734)
Net cash transactions transferred from discontinued operations	29	132	669
Beginning balance	363	230	295

Ending balance	$563	$363	$230

Discontinued operations cash flow information:
Net cash provided by (used in) operating activities	$14	$(6)	$(312)
Net cash provided by investing activities	15	921	833
Net cash (used in) provided by financing activities	—	(821)	35

Net change in cash and cash equivalents from discontinued operations	29	94	556
Net cash transactions transferred to continuing operations	(29)	(132)	(669)
Beginning balance—discontinued operations	—	38	151

Ending balance—discontinued operations	$—	$—	$38

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2010, 2009 and 2008

1. Summary of Significant Accounting Policies

Description of the Business

Fiserv, Inc. and its subsidiaries (collectively, the “Company”) provide financial services technology solutions, including electronic commerce systems and services such as transaction processing, electronic bill payment and presentment, business process outsourcing, document distribution services, and software and systems solutions. The Company’s operations are primarily in the United States and are comprised of the Payments and Industry Products (“Payments”) segment, the Financial Institution Services (“Financial”) segment, and the Corporate and Other segment. The Payments segment primarily provides electronic bill payment and presentment services and debit and other card-based payment products and services to meet the electronic transaction processing needs of the financial services industry. The businesses in this segment also provide Internet banking, investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations. As discussed in Note 3, in 2008 the Company completed the sale of a 51% interest in substantially all of the businesses in the Insurance Services segment.

Principles of Consolidation

The consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Acquisitions

The Company completed one acquisition in 2010 and three acquisitions in 2008. These acquisitions were not significant and the results of operations of the acquired businesses are included in the accompanying consolidated statements of income from the dates of acquisition.

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

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable and accrued expenses approximate the carrying values due to the short period of time to maturity. The fair value of interest rate hedge contracts is described in Note 4 and was based on valuation models using inputs which are available through third party dealers and are related to market price risk, such as the LIBOR interest rate curve, credit risk and time value. The fair value of long-term debt is also described in Note 4 and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets.

Derivative Instruments

Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the fair value hedge is effective, there is an offsetting adjustment to the basis of the item being hedged. Ineffective portions of changes in the fair value of hedges are recognized in earnings. The Company’s policy is to enter into derivative financial instruments with creditworthy institutions and not to enter into such instruments for speculative purposes.

Foreign Currency

Foreign currency denominated assets and liabilities, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Gains and losses from foreign currency translation are recorded as a separate component of accumulated other comprehensive loss.

Revenue Recognition

Processing and services revenue are primarily derived from account and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer and debit processing services, consulting services and software maintenance fees, and are recognized as services are provided. Software maintenance fee revenue for ongoing client support is recognized ratably over the term of the applicable support period, which is generally 12 months. Deferred revenue consists primarily of advance billings for services and is recognized as revenue when the services are provided.

Product revenue is primarily derived from integrated print and card production sales and software licenses. The Company recognizes product revenue, such as software license sales, which represent less than 5% of total revenue, when written contracts are signed, delivery of the product has occurred, the fee is fixed or determinable, and collection is reasonably assured. Prior to the Company’s sale of a 51% interest in substantially all of the businesses in its Insurance Services segment on July 14, 2008, product revenue also included prescription product revenue which was recognized on a gross basis to include the prescription price.

The Company includes reimbursements from clients, such as postage and telecommunication costs, in processing and services revenue, product revenue, cost of processing and services, and cost of product.

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

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

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $9 million and $11 million at December 31, 2010 and 2009, respectively.

Settlement Assets and Obligations

Settlement assets of $114 million and $137 million were included in prepaid expenses and other current assets at December 31, 2010 and 2009, respectively, and settlement obligations of $119 million and $143 million were included in accrued expenses at December 31, 2010 and 2009, respectively. Settlement assets and obligations primarily represent amounts receivable from or payable to clients, agents and payment networks associated with the Company’s walk-in and expedited bill payment service businesses. The majority of these assets and obligations result from timing differences, which are typically less than seven days, between collecting funds from payment networks or directly from consumers who are making payments and depositing the funds collected into the Company’s bank accounts. Settlement assets and obligations also arise due to the reporting of transactions to clients prior to fulfilling the payment obligation.

Property and Equipment

Property and equipment are reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

	Estimated
(In millions)	Useful Lives	2010	2009
Land	—	$23	$23
Data processing equipment	3 to 7 years	476	456
Buildings and leasehold improvements	5 to 40 years	184	183
Furniture and equipment	3 to 10 years	161	156

		844	818
Less: accumulated depreciation		(577)	(525)

Total		$267	$293

Depreciation expense for all property and equipment totaled $84 million, $91 million and $103 million in 2010, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

Intangible Assets

Intangible assets consisted of the following at December 31:

2010 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,639	$343	$1,296
Acquired software and technology	339	152	187
Trade names	114	14	100
Capitalized software development costs	730	512	218
Purchased software	377	299	78

Total	$3,199	$1,320	$1,879

2009 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,638	$250	$1,388
Acquired software and technology	338	104	234
Trade names	114	7	107
Capitalized software development costs	644	454	190
Purchased software	344	257	87

Total	$3,078	$1,072	$2,006

Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 10 to 20 years. Acquired software and technology represents software and technology intangible assets obtained as part of acquired businesses and is amortized over their estimated useful lives, generally four to eight years. Trade names are amortized over their estimated remaining useful lives, generally 10 to 20 years. Amortization expense for acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, totaled $148 million, $145 million and $150 million in 2010, 2009 and 2008, respectively. The Company estimates that annual amortization expense with respect to acquired intangible assets will be approximately $150 million in 2011, $140 million in each of 2012 and 2013, and $130 million in each of 2014 and 2015.

Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Costs are capitalized commencing when the technological feasibility of the software has been established. Routine maintenance of software products, design costs and development costs incurred prior to establishment of a product’s technological feasibility are expensed as incurred. Capitalized software development costs are amortized over their estimated useful lives which is generally five years. Gross software development costs capitalized for new products and enhancements to existing products totaled $86 million, $81 million and $74 million in 2010, 2009 and 2008, respectively. Amortization of previously capitalized development costs was $58 million, $45 million and $43 million in 2010, 2009 and 2008, respectively.

Purchased software represents software licenses purchased from third parties and is amortized over the estimated useful lives, generally three to five years. Amortization of purchased software totaled $42 million, $43 million and $43 million in 2010, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. The Company reviews, on an annual basis, or more frequently if circumstances indicate possible impairment, the carrying value of goodwill by comparing reporting unit carrying values to estimated fair values. No impairment was identified in the Company’s annual impairment assessment in the fourth quarter of 2010. The changes in goodwill during 2010 and 2009 were as follows:

(In millions)	Payments	Financial	Total
Balance—December 31, 2008	$3,108	$1,279	$4,387
Purchase accounting adjustments	—	(16)	(16)

Balance—December 31, 2009	3,108	1,263	4,371
Acquired goodwill	6	—	6

Balance—December 31, 2010	$3,114	$1,263	$4,377

Asset Impairment

The Company reviews property and equipment, intangible assets and its investment in unconsolidated affiliate for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of property and equipment and intangible assets is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. The Company’s investment in unconsolidated affiliate is assessed by comparing the carrying amount of the investment to its estimated fair value and is impaired if the decline in fair value is determined to be other than temporary. Measurement of any impairment loss is based on estimated fair value.

Deferred Financing Costs

Deferred financing costs related to the Company’s senior term loan and senior notes borrowings totaled $36 million and $25 million at December 31, 2010 and 2009, respectively. Accumulated amortization was $18 million and $12 million at December 31, 2010 and 2009, respectively. Deferred financing costs are reported in other long-term assets in the consolidated balance sheets and are amortized over the term of the underlying debt using the interest method.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

(In millions)	2010	2009
Trade accounts payable	$92	$104
Accrued compensation and benefits	126	148
Settlement obligations	119	143
Client deposits	63	39
Other accrued expenses	137	131

Total	$537	$565

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance, if necessary, is recorded against deferred tax assets for which utilization of the asset is not likely.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of income taxes, consisted of the following at December 31:

(In millions)	2010	2009
Fair market value adjustment on cash flow hedges	$(51)	$(67)
Foreign currency translation	3	2
Other	(2)	(4)

Total	$(50)	$(69)

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the applicable period. Common stock equivalents consist of stock options and restricted stock awards and are computed using the treasury stock method. In 2010, 2009 and 2008, the Company excluded 2.8 million, 2.9 million and 2.4 million weighted-average shares, respectively, from the calculations of common stock equivalents for anti-dilutive stock options.

The computation of shares used in calculating basic and diluted net income per share is as follows:

(In millions)	2010	2009	2008
Weighted-average common shares outstanding used for the calculation of net income per share—basic	150.4	154.5	162.0
Common stock equivalents	1.3	0.9	1.1

Total shares used for the calculation of net income per share—diluted	151.7	155.4	163.1

Supplemental Cash Flow Information

(In millions)	2010	2009	2008
Interest paid	$182	$211	$252
Income taxes paid (including discontinued operations)	209	242	474
Liabilities assumed in acquisitions of businesses	1	—	21
Notes received in sale of businesses	—	10	30

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

2. Dispositions

Summarized financial information for discontinued operations was as follows for the years ended December 31:

(In millions)	2010	2009	2008
Total revenue	$—	$147	$286

Loss before income taxes	(27)	(35)	(29)
Income tax benefit	14	13	11
Gain on sale, net of income taxes	3	25	229

Income (loss) from discontinued operations	$(10)	$3	$211

Fiserv Health

On January 10, 2008, the Company completed the sale of a majority of its health businesses to UnitedHealthcare Services, Inc. for total cash proceeds of $735 million. In 2008, the Company recognized an after-tax gain on sale of $100 million, including income taxes of $220 million, for this transaction.

Fiserv ISS

On February 4, 2008, the Company completed the sale of Fiserv Trust Company and the accounts of the Company’s institutional retirement plan and advisor services operations to TD AMERITRADE Online Holdings, Inc. (“TD”) for $273 million in cash at closing. In 2008, the Company recognized an after-tax gain on sale of $130 million, including income taxes of $70 million, for this transaction. In 2009, the Company recognized an additional after-tax gain of $25 million, including income taxes of $15 million, with respect to the final contingent purchase price payment it received from TD. Also in 2009, the Company completed the sale of the remaining operating assets of its investment support services business to Robert Beriault Holdings, Inc., an entity controlled by the president of that business, for net book value.

Other

In 2009 and 2008, the Company completed the sale of two lending services businesses and two insurance businesses which did not result in a significant net gain or loss.

3. Investment in Unconsolidated Affiliate

On July 14, 2008, the Company completed the sale of a 51% interest in substantially all of the businesses in its Insurance Services segment (“Fiserv Insurance”) to Trident IV, LP. The Company recognized an after-tax loss of $0.34 per share on the sale. This loss on sale was comprised of a pre-tax loss of $21 million and income tax expense of $34 million which was incurred on sale due to a significantly lower tax basis in the stock compared to the book basis of the net assets sold (see Note 5). The Company received net cash proceeds of $497 million, net of cash sold and transaction expenses, and a $30 million note. The Company’s share of the net income of Fiserv Insurance (n/k/a StoneRiver Group, L.P. or “StoneRiver”) is reported as income from investment in unconsolidated affiliate, and the revenue and expenses of StoneRiver after July 14, 2008 are not included in the Company’s consolidated statements of income. The Company’s consolidated financial statements for all periods prior to July 14, 2008 include the revenue, expenses and cash flows of Fiserv Insurance.

In 2010, in a non-cash transaction, the Company retired a $59 million obligation owed to StoneRiver, which was included in other long-term liabilities in the consolidated balance sheet, in exchange for the retirement of

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

loans receivable due from StoneRiver, totaling $59 million, which were included in other long-term assets in the consolidated balance sheet. Also in 2010, the Company received an $89 million payment from StoneRiver, comprised of a $61 million dividend and loan repayments totaling $28 million. The Company recorded the dividend as a reduction in its investment in StoneRiver. A portion of the dividend, $40 million, represented a return on the Company’s investment and was reported in cash flows from operating activities. The Company’s investment in StoneRiver was $156 million and $193 million at December 31, 2010 and 2009, respectively, and was reported within other long-term assets in the consolidated balance sheets.

4. Long-Term Debt

The Company’s outstanding long-term debt consisted of the following at December 31:

(In millions)	2010	2009
Senior term loan	$1,100	$1,880
6.125% senior notes due 2012	999	1,248
3.125% senior notes due 2015	299	—
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	—
Other borrowings	9	13

Total debt	3,356	3,641
Less: current maturities	(3)	(259)

Long-term debt	$3,353	$3,382

The estimated fair value of total debt was $3.5 billion and $3.8 billion at December 31, 2010 and 2009, respectively. Annual principal payments required under the terms of the long-term debt agreements were as follows at December 31, 2010 (in millions):

Years ending December 31,
2011	$3
2012	2,103
2013	2
2014	—
2015	299
Thereafter	949

Total	$3,356

Senior Term Loan

In December 2007, the Company entered into an unsecured senior term loan facility with a syndicate of banks. Term loan borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and mature in November 2012. The weighted-average variable interest rate on the term loan borrowings was 0.9% at December 31, 2010. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below.

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

Senior Notes

In September 2010, the Company issued $300 million of 3.125% senior notes due in October 2015 and $450 million of 4.625% senior notes due in October 2020, which pay interest semi-annually on April 1 and October 1 commencing on April 1, 2011. The Company’s 6.125% senior notes due in November 2012 and 6.8% senior notes due in November 2017 pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit: the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person; the Company’s and certain of its subsidiaries’ ability to create or assume liens; and the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions.

Tender Offer to Purchase Senior Notes

In October 2010, the Company purchased $250 million aggregate principal amount of its 6.125% senior notes due in November 2012 for $276 million including the premium paid and other costs associated with the transaction. As a result of this transaction, the Company recorded a pre-tax loss on early debt extinguishment of $26 million.

Revolving Credit Facility

In September 2010, the Company entered into a new $1.0 billion revolving credit facility with a syndicate of banks and terminated its then existing $900 million revolving credit facility, which was set to expire in March 2011. Borrowings under the new revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The Company was in compliance with all financial covenants as of December 31, 2010. The facility expires in September 2014. As of December 31, 2010, the Company issued letters of credit totaling $29 million under its new facility, and had available borrowings of $971 million.

Interest Rate Hedge Contracts

The Company maintains interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion and $1.2 billion at December 31, 2010 and 2009, respectively, to manage exposure to fluctuations in interest rates. Additionally, in 2010, the Company entered into forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $200 million to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps and Forward-Starting Swaps have been designated by the Company as cash flow hedges. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees, and have expiration dates through September 2012. The Forward-Starting Swaps, which expire in September 2012, effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 2.7% and 3.3%, respectively. The fair values of the Swaps, which totaled $76 million and $92 million at December 31, 2010 and 2009, respectively, were recorded in other long-term liabilities and in accumulated other comprehensive loss, net of income taxes, in the consolidated balance sheets. The fair values of

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

the Forward-Starting Swaps, which totaled $11 million at December 31, 2010, were recorded in other long-term assets and in accumulated other comprehensive loss, net of income taxes, in the consolidated balance sheet. The components of other comprehensive income pertaining to interest rate hedge contracts are reported within the consolidated statements of shareholders’ equity. In 2010, 2009 and 2008, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2010, the Company estimates that it will recognize approximately $40 million in interest expense during 2011 related to interest rate hedge contracts.

5. Income Taxes

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows for the years ended December 31:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.7%	2.9%	3.8%
Basis difference on sale of businesses	—	—	6.6%
Other, net	0.3%	(0.7%)	(0.5%)

Effective income tax rate	38.0%	37.2%	44.9%

The income tax provision for continuing operations was as follows:

(In millions)	2010	2009	2008
Current:
Federal	$224	$176	$243
State	32	29	43
Foreign	8	4	3

	264	209	289

Deferred:
Federal	32	57	(2)
State	2	7	2
Foreign	3	—	(1)

	37	64	(1)

Income tax provision	$301	$273	$288

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2010	2009
Accrued expenses	$36	$71
Interest rate hedge contracts	38	45
Share-based compensation	34	30
Net operating loss and credit carry-forwards	26	33
Other	19	21

Total deferred tax assets	153	200

Software development costs	(80)	(67)
Intangible assets	(608)	(623)
Property and equipment	(26)	(27)
Other	(29)	(17)

Total deferred tax liabilities	(743)	(734)

Total	$(590)	$(534)

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2010	2009
Current assets	$37	$46
Noncurrent liabilities	(627)	(580)

Total	$(590)	$(534)

Unrecognized tax benefits were as follows:

(In millions)	2010	2009	2008
Unrecognized tax benefits—Beginning of year	$47	$77	$60
Increases for tax positions taken during the current year	5	4	11
Increases for tax positions taken in prior years	1	1	1
Assumed in acquisitions	—	—	9
Decreases for tax positions taken in prior years	(4)	—	—
Decreases for settlements	(2)	(34)	(1)
Lapse of the statute of limitations	(6)	(1)	(3)

Unrecognized tax benefits—End of year	$41	$47	$77

At December 31, 2010, unrecognized tax benefits, net of federal and state benefits, of $28 million would affect the effective income tax rate from continuing operations if recognized. In 2011, reductions to unrecognized tax benefits for decreases in tax positions taken in prior years, settlements and the lapse of statutes of limitations are expected to total approximately $15 million.

The Company classifies interest and penalties related to income taxes as components of its income tax provision. The income tax provision from continuing operations included interest and penalties on unrecognized tax benefits of less than $1 million in 2010 and $2 million in each of 2009 and 2008. Accrued interest and penalties related to unrecognized tax benefits totaled $7 million and $9 million at December 31, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

The Company’s federal tax returns for 2006 through 2010 and tax returns in certain states and foreign jurisdictions for 2002 through 2010 remain subject to examination by taxing authorities.

At December 31, 2010, the Company had federal net operating loss carry-forwards of $12 million, which expire in 2014 through 2025, state net operating loss carry-forwards of $211 million, which expire in 2011 through 2030, and foreign net operating loss carry-forwards of $67 million, $11 million of which expire in 2013 through 2030 and the remainder of which do not expire.

6. Employee Stock and Savings Plans

Stock Plans

The Company recognizes the fair value of share-based compensation expense for stock options, restricted stock awards, shares received by employees under the Company’s employee stock purchase plan and similar awards in cost of processing and services, cost of product, and selling, general and administrative expense in its consolidated statements of income on a straight-line basis over the vesting period of the underlying awards.

The Company’s share-based compensation primarily consists of the following:

Stock Options – The Company generally grants stock options to employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant, which are typically in the first quarter of the year. Stock options generally vest over a three year period beginning on the first anniversary of the grant. All stock options expire ten years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period of the stock option award.

Restricted Stock Units – The Company awards restricted stock units to employees and non-employee directors. The Company recognizes compensation expense for restricted stock units based on the market price on the date of award over the period during which the awards vest.

Employee Stock Purchase Plan – The Company maintains an employee stock purchase plan that allows eligible employees to purchase a limited number of shares of common stock each quarter through payroll deductions at 85% of the closing price of the Company’s common stock on the last business day of each calendar quarter. The Company recognizes compensation expense related to the 15% discount on the purchase date.

Share-based compensation expense was $39 million, $36 million and $34 million in 2010, 2009 and 2008, respectively. The income tax benefits related to share-based compensation totaled $13 million, $12 million and $12 million in 2010, 2009 and 2008, respectively. At December 31, 2010, the total remaining unrecognized compensation cost for unvested stock options and restricted stock awards, net of estimated forfeitures, of $46 million is expected to be recognized over a weighted-average period of 2.2 years.

The weighted-average estimated fair value of stock options granted during 2010, 2009 and 2008 was $17.46, $12.76 and $20.56 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2010	2009	2008
Expected life (in years)	6.6	6.5	6.4
Average risk-free interest rate	3.3%	2.3%	3.2%
Expected volatility	31.9%	33.7%	31.1%
Expected dividend yield	0%	0%	0%

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

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

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding—December 31, 2009	7,253	$41.51
Granted	1,093	47.62
Forfeited	(276)	47.22
Exercised	(1,488)	35.86

Outstanding—December 31, 2010	6,582	$43.57	6.1	$99

Exercisable—December 31, 2010	3,797	$42.91	4.6	$59

A summary of restricted stock award activity is as follows:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Restricted stock balance, December 31, 2009	1,025	$42.19
Granted	432	48.19
Forfeited	(88)	42.94
Vested	(289)	45.97

Restricted stock balance, December 31, 2010	1,080	$43.49

The table below presents additional information related to stock option and restricted stock award activity:

(In millions)	2010	2009	2008
Total intrinsic value of stock options exercised	$23	$10	$30
Cash received from stock option exercises	47	24	23
Gross income tax benefit from stock option exercises	9	4	11
Fair value of restricted stock upon vesting	14	4	8

As of December 31, 2010, 5.0 million share-based awards were available for grant under the Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.5 million, 0.6 million and 0.7 million shares in 2010, 2009 and 2008, respectively. As of January 1, 2011, there were 1.7 million shares available for issuance under the employee stock purchase plan.

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

Employee Savings Plans

The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries, subject to certain limitations. The Company makes matching contributions, subject to certain limitations, and makes discretionary contributions based upon the attainment of specified financial results. Company contributions charged to continuing operations under these plans were $29 million, $37 million and $33 million in 2010, 2009 and 2008, respectively.

7. Leases, Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2010 (in millions):

Years Ending December 31,
2011	$91
2012	70
2013	51
2014	35
2015	24
Thereafter	39

Total	$310

Rent expense for all operating leases was $110 million, $115 million and $124 million during 2010, 2009 and 2008, respectively.

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

Electronic Payments Transactions

In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable merchants. These subscriber funds are invested in short-term instruments that are guaranteed by the United States government. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment activity, and totaled approximately $1.4 billion at December 31, 2010.

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

Indemnifications and Warranties

Subject to limitations and exclusions, the Company generally indemnifies its clients from certain costs resulting from claims of patent, copyright or trademark infringement associated with such clients’ use of the Company’s products or services. The Company may also warrant to clients that its products and services will operate substantially in accordance with identified specifications. From time to time, in connection with sales of businesses, the Company agrees to indemnify the buyers for liabilities associated with the businesses that are sold. Historically, payments under such indemnification or warranty provisions have not been material.

8. Business Segment Information

The Company’s ongoing operations are comprised of the Payments and Industry Products (“Payments”) segment, the Financial Institution Services (“Financial”) segment, and the Corporate and Other segment. The Payments segment primarily provides electronic bill payment and presentment services and debit and other card-based payment products and services to meet the electronic transaction processing needs of the financial services industry. The businesses in this segment also provide Internet banking, investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate overhead expenses, amortization of acquisition-related intangible assets and intercompany eliminations. In 2008, the Company completed the sale of a 51% interest in substantially all of the businesses in its Insurance Services (“Insurance”) segment.

(In millions)	Payments	Financial	Insurance	Corporate and Other	Total
2010
Processing and services revenue	$1,637	$1,778		$—	$3,415
Product revenue	571	173		(26)	718

Total revenue	2,208	1,951		(26)	4,133
Operating income	625	591		(209)	1,007
Identifiable assets	5,707	1,973		601	8,281
Capital expenditures	91	78		6	175
Depreciation and amortization expense	90	82		167	339

2009
Processing and services revenue	$1,579	$1,747		$3	$3,329
Product revenue	581	195		(28)	748

Total revenue	2,160	1,942		(25)	4,077
Operating income	617	569		(240)	946
Identifiable assets	5,762	2,145		471	8,378
Capital expenditures	103	89		6	198
Depreciation and amortization expense	87	86		160	333

2008
Processing and services revenue	$1,542	$1,808	$121	$(7)	$3,464
Product revenue	589	184	392	(42)	1,123

Total revenue	2,131	1,992	513	(49)	4,587
Operating income	579	545	44	(260)	908
Identifiable assets	5,712	2,242	—	361	8,315
Capital expenditures	94	95	7	2	198
Depreciation and amortization expense	88	92	6	164	350

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

Revenue to clients outside the United States comprised approximately 6% of total revenue in 2010 and 5% of total revenue in 2009 and 2008.

9. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally guarantee the Company’s indebtedness under its revolving credit facility, senior term loan, and senior notes. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis. In 2010, one of the Company’s subsidiaries, which was not previously a guarantor subsidiary, was merged with and into a guarantor subsidiary. The following condensed consolidating financial information reflects this merger for all periods presented.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$2,483	$1,029	$(97)	$3,415
Product	—	611	142	(35)	718

Total revenue	—	3,094	1,171	(132)	4,133

Expenses:
Cost of processing and services	9	1,348	595	(99)	1,853
Cost of product	1	472	93	(33)	533
Selling, general and administrative	99	443	198	—	740

Total expenses	109	2,263	886	(132)	3,126

Operating income (loss)	(109)	831	285	—	1,007
Interest expense, net	(78)	(100)	(10)	—	(188)
Loss on early debt extinguishment	(26)	—	—	—	(26)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(213)	731	275	—	793
Income tax (provision) benefit	78	(275)	(104)	—	(301)
Income from investment in unconsolidated affiliate	—	14	—	—	14

Income (loss) from continuing operations	(135)	470	171	—	506
Equity in earnings of consolidated affiliates	640	—	—	(640)	—
Loss from discontinued operations, net of income taxes	(9)	—	(1)	—	(10)

Net income	$496	$470	$170	$(640)	$496

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$2,346	$1,061	$(78)	$3,329
Product	—	631	146	(29)	748

Total revenue	—	2,977	1,207	(107)	4,077

Expenses:
Cost of processing and services	2	1,277	643	(78)	1,844
Cost of product	1	472	89	(26)	536
Selling, general and administrative	100	427	224	—	751

Total expenses	103	2,176	956	(104)	3,131

Operating income (loss)	(103)	801	251	(3)	946
Interest (expense) income, net	46	(252)	(6)	—	(212)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(57)	549	245	(3)	734
Income tax (provision) benefit	28	(209)	(93)	1	(273)
Income from investment in unconsolidated affiliate	—	12	—	—	12

Income (loss) from continuing operations	(29)	352	152	(2)	473
Equity in earnings of consolidated affiliates	505	—	—	(505)	—
Income (loss) from discontinued operations, net of income taxes	—	(15)	18	—	3

Net income	$476	$337	$170	$(507)	$476

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2008

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$1	$2,304	$1,232	$(73)	$3,464
Product	—	623	525	(25)	1,123

Total revenue	1	2,927	1,757	(98)	4,587

Expenses:
Cost of processing and services	1	1,276	757	(85)	1,949
Cost of product	2	479	457	(21)	917
Selling, general and administrative	107	437	269	—	813

Total expenses	110	2,192	1,483	(106)	3,679

Operating income (loss)	(109)	735	274	8	908
Interest expense, net	(118)	(116)	(13)	—	(247)
Loss on sale of businesses	—	—	(21)	—	(21)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(227)	619	240	8	640
Income tax (provision) benefit	87	(238)	(134)	(3)	(288)
Income from investment in unconsolidated affiliate	—	6	—	—	6

Income (loss) from continuing operations	(140)	387	106	5	358
Equity in earnings of consolidated affiliates	709	—	—	(709)	—
Income (loss) from discontinued operations, net of income taxes	—	(12)	223	—	211

Net income	$569	$375	$329	$(704)	$569

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$343	$68	$152	$—	$563
Trade accounts receivable, net	(2)	374	200	—	572
Prepaid expenses and other current assets	40	130	112	—	282

Total current assets	381	572	464	—	1,417

Investments in consolidated affiliates	7,387	—	—	(7,387)	—
Goodwill and intangible assets, net	7	5,405	844	—	6,256
Other long-term assets	38	470	100	—	608

Total assets	$7,813	$6,447	$1,408	$(7,387)	$8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$87	$490	$314	$—	$891

Long-term debt	3,347	6	—	—	3,353
Due to (from) consolidated affiliates	396	(152)	(244)	—	—
Other long-term liabilities	754	39	15	—	808

Total liabilities	4,584	383	85	—	5,052

Total shareholders’ equity	3,229	6,064	1,323	(7,387)	3,229

Total liabilities and shareholders’ equity	$7,813	$6,447	$1,408	$(7,387)	$8,281

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$55	$169	$139	$—	$363
Trade accounts receivable, net	(2)	361	195	—	554
Prepaid expenses and other current assets	91	135	134	—	360

Total current assets	144	665	468	—	1,277

Investments in consolidated affiliates	3,154	—	—	(3,154)	—
Goodwill and intangible assets, net	2	5,447	928	—	6,377
Other long-term assets	114	498	112	—	724

Total assets	$3,414	$6,610	$1,508	$(3,154)	$8,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$337	$488	$336	$—	$1,161

Long-term debt	3,373	9	—	—	3,382
Due to (from) consolidated affiliates	(4,094)	4,166	(72)	—	—
Other long-term liabilities	772	34	3	—	809

Total liabilities	388	4,697	267	—	5,352

Total shareholders’ equity	3,026	1,913	1,241	(3,154)	3,026

Total liabilities and shareholders’ equity	$3,414	$6,610	$1,508	$(3,154)	$8,378

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(4)	$736	$226	$—	$958

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(6)	(132)	(37)	—	(175)
Other investing activities	939	22	24	(926)	59

Net cash (used in) provided by investing activities from continuing operations	933	(110)	(13)	(926)	(116)

Cash flows from financing activities:
Repayments of long-term debt, net	(308)	(4)	—	—	(312)
Purchases of treasury stock	(413)	—	—	—	(413)
Other financing activities	51	(723)	(200)	926	54

Net cash used in financing activities from continuing operations	(670)	(727)	(200)	926	(671)

Net change in cash and cash equivalents from continuing operations	259	(101)	13	—	171
Net cash transactions transferred from discontinued operations	29	—	—	—	29
Beginning balance	55	169	139	—	363

Ending balance	$343	$68	$152	$—	$563

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$44	$540	$270	$(4)	$850

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(153)	(43)	1	(198)
Other investing activities	(58)	(322)	(181)	511	(50)

Net cash used in investing activities from continuing operations	(61)	(475)	(224)	512	(248)

Cash flows from financing activities:
Repayments of long-term debt, net	(471)	—	(4)	—	(475)
Purchases of treasury stock	(175)	—	—	—	(175)
Other financing activities	554	—	3	(508)	49

Net cash used in financing activities from continuing operations	(92)	—	(1)	(508)	(601)

Net change in cash and cash equivalents from continuing operations	(109)	65	45	—	1
Net cash transactions transferred from discontinued operations	132	—	—	—	132
Beginning balance	32	104	94	—	230

Ending balance	$55	$169	$139	$—	$363

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

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

Notes to Consolidated Financial Statements—Continued

Years ended December 31, 2010, 2009 and 2008

10. Quarterly Financial Data (unaudited)

Quarterly financial data for 2010 and 2009 was as follows:

	Quarters
(In millions, except per share data)	First	Second	Third	Fourth
2010
Total revenue	$1,008	$1,022	$1,025	$1,078
Cost of processing and services	462	457	461	473
Cost of product	136	129	128	140
Selling, general and administrative expenses	172	185	185	198
Total expenses	770	771	774	811
Operating income	238	251	251	267
Income from continuing operations	123	130	134	119
Net income	121	127	132	116
Net income per share—continuing operations:
Basic	$0.81	$0.86	$0.90	$0.81
Diluted	$0.80	$0.85	$0.89	$0.80

2009
Total revenue	$1,023	$1,000	$992	$1,062
Cost of processing and services	458	465	453	468
Cost of product	142	125	126	143
Selling, general and administrative expenses	198	176	182	195
Total expenses	798	766	761	806
Operating income	225	234	231	256
Income from continuing operations	106	115	124	128
Net income	103	140	115	118
Net income per share—continuing operations:
Basic	$0.68	$0.74	$0.80	$0.84
Diluted	$0.68	$0.74	$0.79	$0.83

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiserv, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 24, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 24, 2011

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “Continuing Directors,” “Nominating and Corporate Governance Committee—Nominations of Directors,” “Shareholder Proposals for the 2011 Annual Meeting,” “Audit Committee—Membership and Responsibilities,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2010.

Our board of directors has adopted a Code of Conduct that applies to all of our directors and employees, including our chief executive officer, chief financial officer, corporate controller and other persons performing similar functions. We have posted a copy of our Code of Conduct on the “Investor Relations—Corporate Governance” section of our website at www.fiserv.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “Investor Relations—Corporate Governance” section of our website at www.fiserv.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at December 31, 2010,” “Option Exercises and Stock Vested During 2010,” “Potential Payments Upon Termination or Change in Control,” and “Compensation of Directors” in our definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in our definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2010, is incorporated by reference herein.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2010.

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by our shareholders(3)	6,581,605	$43.57	4,985,150
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A

Total	6,581,605	$43.57	4,985,150

(1)	Consists of options outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan and the Fiserv, Inc. Stock Option and Restricted Stock Plan.
(2)	Reflects number of shares available for future issuance under the Fiserv, Inc. 2007 Omnibus Incentive Plan. No additional awards may be granted under the Fiserv, Inc. Stock Option and Restricted Stock Plan.
(3)	Columns (a) and (c) of the table above do not include 1,080,081 shares of unvested restricted stock and restricted stock units outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan or the Fiserv, Inc. Stock Option and Restricted Stock Plan or 716,143 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares of our common stock outstanding on such date, or (C) a lesser amount determined by our board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance—Director Independence,” “Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons,” and “Corporate Governance—Certain Relationships and Related Transactions” in our definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2010.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Audit Fees” in our definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedule

The following financial statement schedule is included in this Annual Report on Form 10-K:

Page
Schedule II—Valuation and Qualifying Accounts	69

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2011.

FISERV, INC.

By:	/S/ JEFFERY W. YABUKI
Jeffery W. Yabuki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

Name	Capacity

/S/ DONALD F. DILLON Donald F. Dillon	Chairman of the Board

/S/ JEFFERY W. YABUKI Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS J. HIRSCH Thomas J. Hirsch	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ DANIEL P. KEARNEY Daniel P. Kearney	Director

/S/ PETER J. KIGHT Peter J. Kight	Director

/S/ GERALD J. LEVY Gerald J. Levy	Director

/S/ DENIS J. O’LEARY Denis J. O’Leary	Director

/S/ GLENN M. RENWICK Glenn M. Renwick	Director

/S/ KIM M. ROBAK Kim M. Robak	Director

/S/ DOYLE R. SIMONS Doyle R. Simons	Director

Carl W. Stern	Director

/S/ THOMAS C. WERTHEIMER Thomas C. Wertheimer	Director

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(In millions)

	Beginning Balance	Charged to Expense	Write-offs	Sale of Businesses	Ending Balance
2010	$11	$2	$(4)	$—	$9
2009	12	2	(3)	—	11
2008	62	23	(26)	(47)	12

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Stock Subscription and Purchase Agreement by and among Trident FIS Holdings, LLL, Trident FIS PF Holdings, LLC, Insurance Solutions Holdings, Inc., Insurance Solutions Group, Inc., Fiserv, Inc. and Fiserv Insurance Holdings, Inc., dated as of July 1, 2008 (1)

3.1	Restated Articles of Incorporation (3)

3.2	Amended and Restated Bylaws (4)

4.1	Credit Agreement, dated as of September 29, 2010, among Fiserv, Inc. and the financial institutions parties thereto (5)

4.2	Loan Agreement, dated as of November 9, 2007, among Fiserv, Inc. and the financial institutions parties thereto (6)

4.3	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)

4.4	First Supplemental Indenture, dated as of November 20, 2007, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)

4.5	Second Supplemental Indenture, dated as of November 20, 2007, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)

4.6	Fifth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (22)

4.7	Sixth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (22)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (9)*

10.2	Amendment to Fiserv, Inc. Stock Option and Restricted Stock Plan (10)*

10.3	Fiserv, Inc. 2007 Omnibus Incentive Plan (3)*

Fiserv, Inc. Stock Option and Restricted Stock Plan Forms of Award Agreements

10.4	– Form of Amendment to Stock Option Agreement (10)*

10.5	– Form of Director Restricted Stock Agreement (12)*

10.6	– Form of Employee Restricted Stock Agreement (13)*

10.7	– Form of Non-Qualified Stock Option Agreement for Outside Directors (12)*

10.8	– Form of Employee Non-Qualified Stock Option Agreement for Employee Directors (12)*

10.9	– Form of Employee Non-Qualified Stock Option Agreement for Senior Management (13)*

Fiserv, Inc. 2007 Omnibus Incentive Plan Forms of Award Agreements

10.10	– Form of Restricted Stock Agreement (Non-Employee Director) (3)*

10.11	– Form of Restricted Stock Agreement (Employee) (3)*

Exhibit Number	Exhibit Description

10.12	– Form of Restricted Stock Unit Agreement (Non-Employee Director) (14)*

10.13	– Form of Restricted Stock Unit Agreement (Senior Management) (14) *

10.14	– Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (14)*

10.15	– Form of Non-Qualified Stock Option Agreement (Senior Management) (14)*

10.16	– Form of Non-Qualified Stock Option Agreement (Special Equity Award 2008) (15)*

10.17	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (16)*

10.18	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 26, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (14)*

10.19	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 30, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (17)*

10.20	Amended and Restated Key Executive Employment and Severance Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (16)*

10.21	Employee Non-Qualified Stock Option Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (18)*

10.22	Employee Non-Qualified Stock Option Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (18)*

10.23	Employee Restricted Stock Agreement, dated November 7, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (18)*

10.24	Amendment to Employee Restricted Stock Agreement, dated March 30, 2006, between Fiserv, Inc. and Jeffery W. Yabuki (19)*

10.25	Form of Amended and Restated Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of James Cox, Mark Ernst, Thomas Hirsch, Steve Olsen, Charles Sprague, Steven Tait and Thomas Warsop (16)*

10.26	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Thomas Warsop (16)*

10.27	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Steve Olsen (14)*

10.28	Amendment No. 1 to Amended and Restated Employment Agreement, dated December 18, 2009, between Fiserv, Inc. and Steve Olsen (20)*

10.29	Employment Agreement, dated October 27, 2009, between Fiserv, Inc. and Steven Tait (20)*

10.30	Amendment to Employment Agreement, dated December 11, 2009, between Fiserv, Inc. and Steven Tait (20)*

10.31	Retention Agreement, dated July 27, 2007, between CheckFree Corporation and Michael P. Gianoni (20)*
10.32	Amendment No. 1 to Retention Agreement, dated August 2, 2007, between CheckFree Corporation and Michael P. Gianoni (20)*

10.33	Amendment No. 2 to Retention Agreement, dated December 22, 2008, between CheckFree Corporation and Michael P. Gianoni (20)*

10.34	Form of Non-Employee Director Indemnity Agreement (15)

Exhibit Number	Exhibit Description

10.35	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (15)*

10.36	Non-Employee Director Compensation Schedule (20)*

10.37	Agreement with Peter J. Kight, dated March 31, 2010 (21)*

21.1	Subsidiaries of Fiserv, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement.
**	Furnished with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 8, 2008, and incorporated herein by reference.
(2)	Reserved.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 23, 2007, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2008, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2010, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2007, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-147309) filed on November 13, 2007, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 20, 2007, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on February 25, 2005, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2004, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2006, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2009, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008, and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 31, 2009, and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 7, 2005, and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2006, and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010, and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 21, 2010, and incorporated herein by reference.