Form 10-Q
period 2011-03-31
FISERV INC
filed 2011-05-04
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 143,611,172 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Processing and services	$862	$831
Product	186	177

Total revenue	1,048	1,008

Expenses:
Cost of processing and services	474	462
Cost of product	150	136
Selling, general and administrative	203	172

Total expenses	827	770

Operating income	221	238
Interest expense, net	(45)	(45)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	176	193
Income tax provision	(64)	(73)
Income from investment in unconsolidated affiliate	2	3

Income from continuing operations	114	123
Loss from discontinued operations, net of income taxes	(2)	(2)

Net income	$112	$121

Net income (loss) per share - basic:
Continuing operations	$0.78	$0.81
Discontinued operations	(0.01)	(0.01)

Total	$0.77	$0.79

Net income (loss) per share - diluted:
Continuing operations	$0.77	$0.80
Discontinued operations	(0.01)	(0.01)

Total	$0.76	$0.79

Shares used in computing net income (loss) per share:
Basic	145.9	152.5
Diluted	147.7	153.7

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$517	$563
Trade accounts receivable, net	528	572
Deferred income taxes	40	37
Prepaid expenses and other current assets	261	245

Total current assets	1,346	1,417
Property and equipment, net	276	267
Intangible assets, net	1,895	1,879
Goodwill	4,388	4,377
Other long-term assets	352	341

Total assets	$8,257	$8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$594	$537
Current maturities of long-term debt	3	3
Deferred revenue	349	351

Total current liabilities	946	891
Long-term debt	3,352	3,353
Deferred income taxes	648	627
Other long-term liabilities	173	181

Total liabilities	5,119	5,052

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	753	750
Accumulated other comprehensive loss	(41)	(50)
Retained earnings	4,979	4,867
Treasury stock, at cost, 54.2 million and 51.0 million shares	(2,555)	(2,340)

Total shareholders’ equity	3,138	3,229

Total liabilities and shareholders’ equity	$8,257	$8,281

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$112	$121
Adjustment for discontinued operations	2	2
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	47	47
Amortization of acquisition-related intangible assets	38	37
Share-based compensation	12	10
Deferred income taxes	4	5
Other non-cash items	(9)	(10)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	48	39
Prepaid expenses and other assets	(24)	(12)
Accounts payable and other liabilities	57	11
Deferred revenue	(4)	10

Net cash provided by operating activities from continuing operations	283	260

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(56)	(42)
Payment for acquisitions of businesses, net of cash acquired	(49)	—
Other investing activities	(6)	7

Net cash used in investing activities from continuing operations	(111)	(35)

Cash flows from financing activities:
Repayments of long-term debt	(1)	(126)
Issuance of common stock and treasury stock	32	21
Purchases of treasury stock	(252)	(71)
Other financing activities	3	5

Net cash used in financing activities from continuing operations	(218)	(171)

Net change in cash and cash equivalents from continuing operations	(46)	54
Net operating cash flows from discontinued operations	—	(1)
Beginning balance	563	363

Ending balance	$517	$416

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.

2. Acquisitions

In the first quarter of 2011, the Company completed the acquisition of Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for a total purchase price of $49 million, net of cash acquired. The Company expects M-Com to enhance its existing mobile channel and payments capabilities and expects the other acquired companies to add or enhance specific products or services to those that the Company currently provides. As of March 31, 2011, the preliminary purchase price allocations for these acquisitions resulted in technology and customer intangible assets of approximately $40 million, and the remaining purchase price was primarily allocated to goodwill. The results of operations of all acquired businesses have been included in the accompanying condensed consolidated statements of income from the dates of acquisition. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s results of operations.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable and accrued expenses approximate the carrying values due to the short period of time to maturity. The fair value of interest rate hedge contracts is described in Note 8 and was based on valuation models using inputs which are available through third party dealers and are related to market price risk, such as the LIBOR interest rate curve, credit risk and time value. The fair value of long-term debt totaled $3.5 billion at March 31, 2011 and December 31, 2010 and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets.

4. Share-Based Compensation

The Company recognized $12 million and $10 million of share-based compensation expense during the three months ended March 31, 2011 and 2010, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the first quarter of 2011, the Company granted 1.0 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $22.68 and $61.67, respectively. During the first quarter of 2010, the Company granted 1.1 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $17.48 and $47.73, respectively. During the first quarter of 2011 and 2010, stock options to purchase 0.7 million shares and 0.8 million shares, respectively, were exercised.

5. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Weighted-average shares outstanding used for the calculation of net income per share - basic	145.9	152.5
Common stock equivalents	1.8	1.2

Total shares used for the calculation of net income per share - diluted	147.7	153.7

For the three months ended March 31, 2011 and 2010, stock options for 0.5 million and 2.5 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

6. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Net income	$112	$121

Other comprehensive income (loss), net of income taxes:
Fair market value adjustments on cash flow hedges	—	(8)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense	8	8
Foreign currency translation and other	1	(1)

Other comprehensive income (loss)	9	(1)

Comprehensive income	$121	$120

7. Intangible Assets

Intangible assets consisted of the following:

	Gross Carrying	Accumulated	Net Book
(In millions)	Amount	Amortization	Value
March 31, 2011
Customer related intangible assets	$1,648	$367	$1,281
Acquired software and technology	378	164	214
Trade names	114	16	98
Capitalized software development costs	755	530	225
Purchased software	388	311	77

Total	$3,283	$1,388	$1,895

	Gross Carrying	Accumulated	Net Book
(In millions)	Amount	Amortization	Value
December 31, 2010
Customer related intangible assets	$1,639	$343	$1,296
Acquired software and technology	339	152	187
Trade names	114	14	100
Capitalized software development costs	730	512	218
Purchased software	377	299	78

Total	$3,199	$1,320	$1,879

The Company estimates that annual amortization expense with respect to acquired intangible assets will be approximately $160 million in 2011, $150 million in each of 2012 and 2013, and $140 million in each of 2014 and 2015.

8. Interest Rate Hedge Contracts

The Company maintains interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion at March 31, 2011 and December 31, 2010 to manage exposure to fluctuations in interest rates and forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $450 million and $200 million at March 31, 2011 and December 31, 2010, respectively, to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps and Forward-Starting Swaps have been designated by the Company as cash flow hedges. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees, and have expiration dates through September 2012. The Forward-Starting Swaps, which expire in September 2012, effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 3.2% and 3.9%, respectively. The fair values of the Swaps, which totaled $66 million and $76 million at March 31, 2011 and December 31, 2010, respectively, were recorded in other long-term liabilities and in accumulated other comprehensive loss, net of income taxes, in the consolidated balance sheets. The fair values of the Forward-Starting Swaps, which totaled $12 million and $11 million at March 31, 2011 and December 31, 2010, respectively, were recorded in other long-term assets and in accumulated other comprehensive loss, net of income taxes, in the consolidated balance sheets. The components of other comprehensive income pertaining to interest rate hedge contracts are presented in Note 6. In the first quarter of 2011 and 2010, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2011, the Company estimates that it will recognize approximately $40 million in interest expense during the next twelve months related to interest rate hedge contracts.

9. Cash Flow Information

Supplemental cash flow information was as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Interest paid	$15	$18
Income taxes paid	7	7

Purchases of treasury stock that settled after the balance sheet date totaled $18 million and $9 million as of March 31, 2011 and December 31, 2010, respectively.

10. Business Segment Information

The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment, the Financial Institution Services (“Financial”) segment, and the Corporate and Other segment. The Payments segment primarily provides electronic bill payment and presentment services and debit and other card-based payment products and services to meet the electronic transaction processing needs of the financial services industry. The businesses in this segment also provide Internet banking, investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended March 31, 2011
Processing and services revenue	$419	$444	$(1)	$862
Product revenue	161	36	(11)	186

Total revenue	$580	$480	$(12)	$1,048

Operating income	$156	$139	$(74)	$221

Three Months Ended March 31, 2010
Processing and services revenue	$397	$432	$2	$831
Product revenue	143	40	(6)	177

Total revenue	$540	$472	$(4)	$1,008

Operating income	$148	$136	$(46)	$238

Goodwill in the Payments and Financial segments was $3.1 billion and $1.3 billion, respectively, as of March 31, 2011 and December 31, 2010.

11. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally guarantee the Company’s indebtedness under its revolving credit facility, senior term loan, and senior notes. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis. In the fourth quarter of 2010, one of the Company’s subsidiaries, which was not previously a guarantor subsidiary, was merged with and into a guarantor subsidiary. The following condensed consolidating financial information reflects this merger for all periods presented.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$629	$262	$(29)	$862
Product	—	174	31	(19)	186

Total revenue	—	803	293	(48)	1,048

Expenses:
Cost of processing and services	—	350	153	(29)	474
Cost of product	—	142	26	(18)	150
Selling, general and administrative	22	129	53	(1)	203

Total expenses	22	621	232	(48)	827

Operating income (loss)	(22)	182	61	—	221
Interest expense, net	(40)	(3)	(2)	—	(45)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(62)	179	59	—	176
Income tax (provision) benefit	25	(67)	(22)	—	(64)
Income from investment in unconsolidated affiliate	—	2	—	—	2

Income (loss) from continuing operations	(37)	114	37	—	114
Equity in earnings of consolidated affiliates	153	—	—	(153)	—
(Loss) income from discontinued operations, net of income taxes	(4)	—	2	—	(2)

Net income	$112	$114	$39	$(153)	$112

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$589	$260	$(18)	$831
Product	—	156	30	(9)	177

Total revenue	—	745	290	(27)	1,008

Expenses:
Cost of processing and services	(1)	322	161	(20)	462
Cost of product	—	120	22	(6)	136
Selling, general and administrative	18	109	45	—	172

Total expenses	17	551	228	(26)	770

Operating income (loss)	(17)	194	62	(1)	238
Interest (expense) income, net	14	(57)	(2)	—	(45)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(3)	137	60	(1)	193
Income tax (provision) benefit	2	(52)	(23)	—	(73)
Income from investment in unconsolidated affiliate	—	3	—	—	3

Income (loss) from continuing operations	(1)	88	37	(1)	123
Equity in earnings of consolidated affiliates	124	—	—	(124)	—
Loss from discontinued operations, net of income taxes	(2)	—	—	—	(2)

Net income	$121	$88	$37	$(125)	$121

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$273	$84	$160	$—	$517
Trade accounts receivable, net	(2)	343	187	—	528
Prepaid expenses and other current assets	43	154	104	—	301

Total current assets	314	581	451	—	1,346
Investments in consolidated affiliates	7,516	—	—	(7,516)	—
Goodwill and intangible assets, net	10	5,407	866	—	6,283
Other long-term assets	37	481	110	—	628

Total assets	$7,877	$6,469	$1,427	$(7,516)	$8,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$157	$483	$306	$—	$946
Long-term debt	3,347	5	—	—	3,352
Due to (from) consolidated affiliates	470	(213)	(257)	—	—
Other long-term liabilities	765	39	17	—	821

Total liabilities	4,739	314	66	—	5,119

Total shareholders’ equity	3,138	6,155	1,361	(7,516)	3,138

Total liabilities and shareholders’ equity	$7,877	$6,469	$1,427	$(7,516)	$8,257

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$343	$68	$152	$—	$563
Trade accounts receivable, net	(2)	374	200	—	572
Prepaid expenses and other current assets	40	130	112	—	282

Total current assets	381	572	464	—	1,417
Investments in consolidated affiliates	7,387	—	—	(7,387)	—
Goodwill and intangible assets, net	7	5,405	844	—	6,256
Other long-term assets	38	470	100	—	608

Total assets	$7,813	$6,447	$1,408	$(7,387)	$8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$87	$490	$314	$—	$891
Long-term debt	3,347	6	—	—	3,353
Due to (from) consolidated affiliates	396	(152)	(244)	—	—
Other long-term liabilities	754	39	15	—	808

Total liabilities	4,584	383	85	—	5,052

Total shareholders’ equity	3,229	6,064	1,323	(7,387)	3,229

Total liabilities and shareholders’ equity	$7,813	$6,447	$1,408	$(7,387)	$8,281

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$52	$171	$60	$—	$283

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(4)	(42)	(10)	—	(56)
Payment for acquisitions of businesses, net of cash acquired	—	(4)	(45)	—	(49)
Other investing activities	99	2	(8)	(99)	(6)

Net cash (used in) provided by investing activities from continuing operations	95	(44)	(63)	(99)	(111)

Cash flows from financing activities:
Repayments of long-term debt	—	(1)	—	—	(1)
Purchases of treasury stock	(252)	—	—	—	(252)
Other financing activities	35	(110)	11	99	35

Net cash (used in) provided by financing activities from continuing operations	(217)	(111)	11	99	(218)

Net change in cash and cash equivalents from continuing operations	(70)	16	8	—	(46)
Beginning balance	343	68	152	—	563

Ending balance	$273	$84	$160	$—	$517

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$76	$120	$63	$1	$260

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	—	(34)	(8)	—	(42)
Other investing activities	150	—	7	(150)	7

Net cash (used in) provided by investing activities from continuing operations	150	(34)	(1)	(150)	(35)

Cash flows from financing activities:
Repayments of long-term debt	(126)	—	—	—	(126)
Purchases of treasury stock	(71)	—	—	—	(71)
Other financing activities	33	(103)	(53)	149	26

Net cash used in financing activities from continuing operations	(164)	(103)	(53)	149	(171)

Net change in cash and cash equivalents from continuing operations	62	(17)	9	—	54
Net operating cash flows from discontinued operations	(1)	—	—	—	(1)
Beginning balance	55	169	139	—	363

Ending balance	$116	$152	$148	$—	$416

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer or from the elimination of existing or potential clients due to consolidation or financial failures in the financial services industry; legislative and regulatory actions in the United States, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, and internationally; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our strategic initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2010 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited condensed consolidated financial statements and accompanying footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities, and the business developments and trends facing our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three-month period ended March 31, 2011 to the comparable period in 2010.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2011.

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

Our operations are primarily in the United States and are comprised of the Payments and Industry Products (“Payments”) segment, the Financial Institution Services (“Financial”) segment, and the Corporate and Other segment. The Payments segment primarily provides electronic bill payment and presentment services and debit and other card-based payment products and services to meet the electronic transaction processing needs of the financial services industry. The businesses in this segment also provide Internet banking, investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

In the first quarter of 2011, we completed the acquisition of Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for a total purchase price of $49 million. We expect M-Com to enhance our existing mobile channel and payments capabilities and expect the other acquired companies to add or enhance specific products or services to those that we currently provide.

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. As a result, financial institutions have exercised caution in their information technology spending. Despite this challenging environment, our revenue growth was 1% in 2010 and 4% in the first quarter of 2011. We believe this revenue growth demonstrates the resilience of our recurring fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in 2011 in the general condition of the financial industry. We believe that financial institutions are increasingly focused on technology solutions that can help them win and retain customers, generate incremental revenue and enhance their operating efficiency. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house transaction processing solutions to outsourced solutions.

In each of 2010 and 2009, approximately 1% of all financial institutions in the United States failed or were subject to government action, which resulted in the loss of a small number of our clients. However, we believe that the number of government actions in 2011 will decline as compared to 2010. Bank failures and forced consolidations have been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation benefits us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and negatively impacts us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. These fees are primarily generated when an existing client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action.

In addition, new legislation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, will result in numerous new regulations that will impact the financial industry, although it is too early to determine what impact this complex legislation will have on us or our clients.

Enterprise Priorities

We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions which enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating through innovation in our products and services. Our three key enterprise priorities for 2011 are: (i) to deliver an increased level of high quality revenue growth and increase our earnings per share as compared to 2010; (ii) to further center the Fiserv culture on growth resulting in more clients, deeper client relationships and a higher share of strategic solutions; and (iii) to provide innovative solutions that increase differentiation and enhance results for our clients.

Business Developments

We continue to invest in the development of new and strategic products in categories such as payments, including ZashPay®, our person-to-person payment service; mobile banking; account processing, including AcumenTM, our next generation account processing platform for large credit unions; and others that we believe will increase value to our clients and enhance the capabilities of our existing solutions. We believe our wide range of market-leading solutions along with the investments we are making in new and differentiated products will favorably position us and our clients to capitalize on the opportunities in the marketplace.

Results of Operations

The following table presents, for the periods indicated, certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenue, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

	Three Months Ended March 31,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2011	2010	2011	2010	$	%
Revenue:
Processing and services	$862	$831	82.3%	82.4%	$31	4%
Product	186	177	17.7%	17.6%	9	5%

Total revenue	1,048	1,008	100.0%	100.0%	40	4%

Expenses:
Cost of processing and services	474	462	55.0%	55.6%	12	3%
Cost of product	150	136	80.6%	76.8%	14	10%

Sub-total	624	598	59.5%	59.3%	26	4%
Selling, general and administrative	203	172	19.4%	17.1%	31	18%

Total expenses	827	770	78.9%	76.4%	57	7%

Operating income	221	238	21.1%	23.7%	(17)	(7%)
Interest expense, net	(45)	(45)	(4.3%)	(4.5%)	—	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$176	$193	16.8%	19.1%	$(17)	(9%)

(1)

Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

Total Revenue

	Three Months Ended March 31,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2011	$580	$480	$(12)	$1,048
2010	540	472	(4)	1,008

Revenue growth	$40	$8	$(8)	$40
Revenue growth percentage	7%	2%		4%

Total revenue increased $40 million, or 4%, in the first quarter of 2011 compared to 2010. Revenue declined 1% in the first quarter of 2010 compared to 2009. Revenue growth in the first quarter of 2011 was driven by improved growth in both our Payments and Financial segments. Revenue from acquired companies contributed $2 million to revenue in the first quarter of 2011.

Total revenue in our Payments segment during the first quarter of 2011 increased $40 million, or 7%, compared to 2010. Payments segment revenue growth during the first quarter was driven primarily by our recurring revenue businesses due to new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our electronic funds transfer and electronic banking businesses. In addition, higher postage pass-through revenue, which is included in both product revenue and cost of product, in our output solutions business contributed approximately two percentage points of growth in this segment in the first quarter.

Total revenue in our Financial segment increased $8 million, or 2%, in the first quarter of 2011 compared to 2010. Revenue growth in our Financial segment during the quarter was favorably impacted by increased processing and services revenue in our bank and credit union account processing businesses, partially offset by continued volume declines in our check processing business, which we expect will continue during 2011, and a decrease in software license revenue.

Total Expenses

Total expenses increased $57 million, or 7%, in the first quarter of 2011 compared to 2010 primarily due to a $31 million increase in selling, general and administrative expenses which included a severance charge of $18 million. Total expenses as a percentage of total revenue were 78.9% and 76.4% in the first quarter of 2011 and 2010, respectively.

Cost of processing and services as a percentage of processing and services revenue decreased from 55.6% in the first quarter of 2010 to 55.0% in the first quarter of 2011. This improvement was primarily driven by increased operating leverage in our recurring revenue businesses and operating efficiency initiatives across the company.

Cost of product as a percentage of product revenue increased from 76.8% in the first quarter of 2010 to 80.6% in the first quarter of 2011. The increase in cost of product as a percentage of product revenue was due primarily to an increase in postage pass-through revenue and expenses in our output solutions business and a slight decline in higher-margin software license revenue.

Selling, general and administrative expenses increased $31 million, or 18%, in the first quarter of 2011 compared to 2010. The increase in selling, general and administrative expenses was primarily due to $18 million of employee severance expenses recognized in the first quarter of 2011 and a $5 million gain on the sale of a facility which reduced expenses in the first quarter of 2010.

Operating Income and Operating Margin

	Three Months Ended March 31,
(In millions)	Payments	Financial	Corporate and Other	Total
Operating income:
2011	$156	$139	$(74)	$221
2010	148	136	(46)	238

Operating income growth (decline)	$8	$3	$(28)	$(17)
Operating income growth (decline) percentage	5%	2%		(7%)

Operating margin:
2011	26.8%	28.9%		21.1%
2010	27.5%	28.8%		23.7%
Operating margin growth (decline) (1)	(0.7%)	0.1%		(2.6%)

(1)	Represents the percentage point improvement or decline in operating margin.

Total operating income decreased $17 million, or 7%, in the first quarter of 2011 compared to 2010. Our operating margin was 21.1% and 23.7% in the first quarter of 2011 and 2010, respectively. Operating income in our Payments and Financial segments increased 5% and 2%, respectively, and the operating loss in our Corporate and Other segment increased $28 million in the first quarter of 2011 compared to 2010.

Operating income in our Payments segment increased $8 million, or 5%, in the first quarter of 2011 compared to 2010. Operating margin decreased 70 basis points to 26.8% in the first quarter of 2011 compared to 27.5% in the first quarter of 2010. Operating margin in the first quarter of 2011was favorably impacted by increased operating leverage and scale efficiencies in our transaction processing electronic payments businesses and negatively impacted by increased expenses associated with the development and support of new and existing products and services and an increase in postage pass-through costs which are included in both revenue and expenses.

Operating income in our Financial segment increased $3 million, or 2%, in the first quarter of 2011 compared to 2010. Operating margin increased 10 basis points to 28.9% in the first quarter of 2011 compared to 28.8% in the first quarter of 2010. Operating income and operating margin in the first quarter of 2011 were positively impacted by revenue growth and scale efficiencies in our account processing businesses, partially offset by a decrease in higher margin software license revenue.

The operating loss in our Corporate and Other segment increased $28 million in the first quarter of 2011 compared to 2010. This increase was primarily due to employee severance, merger and integration expenses which totaled $20 million in the first quarter of 2011 and a $5 million gain on the sale of a facility recorded in the first quarter of 2010. The severance actions primarily impacted our businesses in markets that are most challenged by the current economic environment and better align our workforce with our investment priorities.

Interest Expense, Net

Net interest expense in the first quarter of 2011 was $45 million which was unchanged from net interest expense in the first quarter of 2010.

Income Tax Provision

The income tax provision decreased $9 million to $64 million in the first quarter of 2011 from $73 million in the first quarter of 2010. Our effective income tax rates were 36.3% and 37.9% in the first quarter of 2011 and 2010, respectively. The lower effective tax rate in the first quarter of 2011 was primarily due to increased research and development credits and a reduction in our overall state income tax rate. We anticipate our full year effective tax rate for 2011 will be approximately 37%.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.77 and $0.80 in the first quarter of 2011 and 2010, respectively. Net income per share-diluted from continuing operations in 2011 was negatively impacted by $0.08 per share due to employee severance expenses. The amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.16 per share and $0.15 per share in the first quarter of 2011 and 2010, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $517 million at March 31, 2011, and available borrowings under our revolving credit facility of $972 million at March 31, 2011.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2011	2010	$	%
Income from continuing operations	$114	$123	$(9)
Depreciation and amortization	85	84	1
Share-based compensation	12	10	2
Net changes in working capital and other	72	43	29

Operating cash flow	$283	$260	$23	9%

Capital expenditures	$56	$42	$14	33%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $283 million in the first quarter of 2011, an increase of 9% compared with $260 million in 2010 primarily due to working capital. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Capital expenditures increased $14 million in the first quarter of 2011, compared to 2010, and were 5% and 4% of our total revenue in the first quarter of 2011 and 2010, respectively. The increase in capital expenditures in the first quarter of 2011 was primarily due to increased investments in software products and the timing of equipment purchases.

Acquisitions and Share Repurchases

In the first quarter of 2011, we acquired three companies for a total purchase price of $49 million and purchased $252 million of our common stock. As of March 31, 2011, we had approximately 1.8 million shares remaining under our existing authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Long-Term Debt

(In millions)	March 31, 2011	December 31, 2010
Long-term debt (including current maturities)	$3,355	$3,356

Our long-term debt currently consists primarily of $1.1 billion under our unsecured senior term loan facility and $2.25 billion of senior notes. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. We have $1.0 billion of 6.125% senior notes due in November 2012 and $500 million of 6.8% senior notes due in November 2017, which pay interest at the stated rate on May 20 and November 20 of each year, as well as $300 million of 3.125% senior notes due in October 2015 and $450 million of 4.625% senior notes due in October 2020, which pay interest at the stated rate on April 1 and October 1 of each year.

To manage exposure to fluctuations in interest rates, we maintain a series of interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion. The Swaps effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees, and have expiration dates through September 2012. In addition, we maintain a series of forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $450 million to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Forward-Starting Swaps, which expire in September 2012, effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 3.2% and 3.9%, respectively.

We maintain a $1.0 billion revolving credit facility with a syndicate of banks. Borrowings under this revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments, and (ii)

maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The facility expires in September 2014. As of March 31, 2011, we had issued letters of credit totaling $28 million under the credit facility, and had available borrowings of $972 million. During the first three months of 2011, we were in compliance with all financial debt covenants, including those contained in our senior term loan and our senior notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 and have not materially changed since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2011	342,700	$59.19	342,700	5,688,565
February 1-28, 2011	1,458,900	62.20	1,458,900	4,229,665
March 1-31, 2011	2,475,000	60.79	2,475,000	1,754,665

Total	4,276,600		4,276,600

(1)	On November 16, 2010, our board of directors authorized the purchase of up to seven million shares of our common stock. This repurchase authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: May 4, 2011	By:	/S/ THOMAS J. HIRSCH
Thomas J. Hirsch
Executive Vice President,
Chief Financial Officer,
Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated May 4, 2011

31.2	Certification of the Chief Financial Officer, dated May 4, 2011

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated May 4, 2011

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.