Form 10-Q
period 2011-06-30
FISERV INC
filed 2011-08-02
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, there were 141,552,439 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Processing and services	$884	$856	$1,746	$1,687
Product	181	166	367	343

Total revenue	1,065	1,022	2,113	2,030

Expenses:
Cost of processing and services	479	457	953	919
Cost of product	145	129	295	265
Selling, general and administrative	190	185	393	357

Total expenses	814	771	1,641	1,541

Operating income	251	251	472	489
Interest expense, net	(48)	(46)	(93)	(91)
Loss on early debt extinguishment	(61)	—	(61)	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	142	205	318	398
Income tax provision	(49)	(78)	(113)	(151)
Income from investment in unconsolidated affiliate	4	3	6	6

Income from continuing operations	97	130	211	253
Loss from discontinued operations, net of income taxes	(7)	(3)	(9)	(5)

Net income	$90	$127	$202	$248

Net income (loss) per share - basic:
Continuing operations	$0.68	$0.86	$1.46	$1.66
Discontinued operations	(0.05)	(0.02)	(0.06)	(0.03)

Total	$0.63	$0.84	$1.40	$1.63

Net income (loss) per share - diluted:
Continuing operations	$0.67	$0.85	$1.45	$1.65
Discontinued operations	(0.05)	(0.02)	(0.06)	(0.03)

Total	$0.62	$0.83	$1.39	$1.62

Shares used in computing net income (loss) per share:
Basic	142.5	151.4	144.2	152.0
Diluted	144.2	152.6	146.0	153.2

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$675	$563
Trade accounts receivable, net	547	572
Deferred income taxes	42	37
Prepaid expenses and other current assets	259	245

Total current assets	1,523	1,417
Property and equipment, net	272	267
Intangible assets, net	1,855	1,879
Goodwill	4,392	4,377
Other long-term assets	354	341

Total assets	$8,396	$8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$518	$537
Current maturities of long-term debt	303	3
Deferred revenue	333	351

Total current liabilities	1,154	891
Long-term debt	3,350	3,353
Deferred income taxes	636	627
Other long-term liabilities	170	181

Total liabilities	5,310	5,052

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	761	750
Accumulated other comprehensive loss	(47)	(50)
Retained earnings	5,069	4,867
Treasury stock, at cost, 56.4 million and 51.0 million shares	(2,699)	(2,340)

Total shareholders’ equity	3,086	3,229

Total liabilities and shareholders’ equity	$8,396	$8,281

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$202	$248
Adjustment for discontinued operations	9	5
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	96	94
Amortization of acquisition-related intangible assets	77	73
Share-based compensation	21	20
Deferred income taxes	2	9
Loss on early debt extinguishment	61	—
Settlement of interest rate hedge contracts	(6)	—
Other non-cash items	(14)	(13)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	28	58
Prepaid expenses and other assets	(34)	(6)
Accounts payable and other liabilities	(2)	(43)
Deferred revenue	(22)	(14)

Net cash provided by operating activities from continuing operations	418	431

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(102)	(84)
Payment for acquisitions of businesses, net of cash acquired	(49)	(8)
Other investing activities	(4)	14

Net cash used in investing activities from continuing operations	(155)	(78)

Cash flows from financing activities:
Proceeds from long-term debt	998	—
Repayments of long-term debt, including premium and costs	(757)	(202)
Issuance of common stock and treasury stock	50	30
Purchases of treasury stock	(433)	(206)
Other financing activities	(2)	5

Net cash used in financing activities from continuing operations	(144)	(373)

Net change in cash and cash equivalents from continuing operations	119	(20)
Net cash flows from discontinued operations	(7)	(5)
Beginning balance	563	363

Ending balance	$675	$338

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2011 and 2010 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.

2. Acquisitions

In June 2011, the Company entered into a definitive agreement to acquire CashEdge Inc. (“CashEdge”), a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business payments, and person-to-person payments, for $465 million payable in cash at closing. The acquisition of CashEdge is expected to advance the Company’s digital payments and channel strategies. The Company anticipates the acquisition will close by the end of the third quarter of 2011 subject to the parties obtaining necessary regulatory approvals and other customary closing conditions.

In the first quarter of 2011, the Company completed the acquisition of Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for an aggregate purchase price of $49 million, net of cash acquired. M-Com enhances the Company’s mobile channel and payments capabilities, and the other acquired companies add to or enhance specific products or services that the Company already provides. The preliminary purchase price allocations for these acquisitions resulted in technology and customer intangible assets of approximately $40 million. The remaining purchase price was primarily allocated to goodwill. The results of operations of all acquired businesses have been included in the accompanying condensed consolidated statements of income from the dates of acquisition. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.

3. Fair Value Measurements

The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in its financial statements on a recurring basis. Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable and accrued expenses approximate the carrying values due to the short period of time to maturity. The fair values of interest rate hedge contracts are described in Note 9 and were based on valuation models using inputs which are available through third party dealers and are related to market price risk, such as the LIBOR interest rate curve, credit risk and time value. The fair value of the Company’s total debt was $3.7 billion and $3.5 billion at June 30, 2011 and December 31, 2010, respectively, and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets.

4. Share-Based Compensation

The Company recognized $9 million and $21 million of share-based compensation expense during the three and six months ended June 30, 2011, respectively, and $10 million and $20 million of share-based compensation expense during the three and six months ended June 30, 2010, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2011, the Company granted 1.0 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $22.69 and $61.74, respectively. During the six months ended June 30, 2010, the Company granted 1.1 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $17.46 and $47.77, respectively. During the six months ended June 30, 2011 and 2010, stock options to purchase 1.1 million shares and 0.9 million shares, respectively, were exercised.

5. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Weighted-average shares outstanding used for the calculation of net income per share - basic	142.5	151.4	144.2	152.0
Common stock equivalents	1.7	1.2	1.8	1.2

Total shares used for the calculation of net income per share - diluted	144.2	152.6	146.0	153.2

For the three months ended June 30, 2011 and 2010, stock options for 1.0 million and 3.0 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the six months ended June 30, 2011 and 2010, stock options for 0.8 million and 2.8 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

6. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Net income	$90	$127	$202	$248

Other comprehensive income (loss), net of income taxes:
Fair market value adjustments on cash flow hedges	(15)	(7)	(15)	(15)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense	8	8	16	16
Foreign currency translation and other	1	(7)	2	(8)

Other comprehensive income (loss)	(6)	(6)	3	(7)

Comprehensive income	$84	$121	$205	$241

7. Intangible Assets

Intangible assets consisted of the following:

June 30, 2011 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,646	$391	$1,255
Acquired software and technology	378	177	201
Trade names	114	17	97
Capitalized software development costs	744	512	232
Purchased software	372	302	70

Total	$3,254	$1,399	$1,855

December 31, 2010 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,639	$343	$1,296
Acquired software and technology	339	152	187
Trade names	114	14	100
Capitalized software development costs	730	512	218
Purchased software	377	299	78

Total	$3,199	$1,320	$1,879

With respect to the Company’s acquired intangible assets at June 30, 2011, annual amortization expense is estimated to be approximately $160 million in 2011, $150 million in each of 2012 and 2013, and $140 million in each of 2014 and 2015.

8. Long-Term Debt

In June 2011, the Company issued $1.0 billion of senior notes comprised of $600 million of 3.125% senior notes due in June 2016 and $400 million of 4.75% senior notes due in June 2021. The notes pay interest semi-annually on June 15 and December 15, commencing on December 15, 2011. The interest rates applicable to these notes are subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit: the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person; the Company’s and certain of its subsidiaries’ ability to create or assume liens; and the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions.

In June 2011, the Company purchased in a tender offer $700 million aggregate principal amount of its 6.125% senior notes due in November 2012 (“2012 Notes”) for $754 million. In the second quarter of 2011, the Company recorded a pre-tax loss on early debt extinguishment of $61 million for the premium paid and other costs associated with this tender offer. In July 2011, the Company redeemed the remaining $300 million aggregate principal amount of 2012 Notes, which amount was included in current maturities of long-term debt in the consolidated balance sheet at June 30, 2011. In the third quarter of 2011, the Company expects to record a pre-tax charge of approximately $25 million for the early repayment premium and other costs associated with redeeming the remaining 2012 Notes.

9. Interest Rate Hedge Contracts

The Company maintains interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion at June 30, 2011 and December 31, 2010 to hedge against changes in interest rates and forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $550 million and $200 million at June 30, 2011 and December 31, 2010, respectively, to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps and Forward-Starting Swaps expire in September 2012 and have been designated by the Company as cash flow hedges. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees. The Forward-Starting Swaps effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 3.2% and 3.9%, respectively. The fair values of the Swaps and Forward-Starting Swaps totaled $62 million at June 30, 2011 and were recorded in other long-term liabilities and in accumulated other comprehensive loss, net of income taxes, in the consolidated balance sheet. At December 31, 2010, the fair values of the Swaps and Forward-Starting Swaps totaled $65 million and were recorded as a $76 million long-term liability and an $11 million long-term asset, respectively. The components of other comprehensive income pertaining to interest rate hedge contracts are presented in Note 6. In the first six months of 2011 and 2010, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2011, the Company estimates that it will recognize approximately $40 million in interest expense during the next twelve months related to interest rate hedge contracts.

In conjunction with its issuance of senior notes in June 2011, the Company entered into a series of treasury lock agreements (“Treasury Locks”), which were designated as cash flow hedges, with total notional values of $600 million to hedge against changes in interest rates. Upon issuance of the senior notes, the Company paid $6 million to settle the Treasury Locks. This payment was recorded in accumulated other comprehensive loss, net of income taxes of $2 million, and will be recognized as interest expense over the terms of the senior notes.

10. Cash Flow Information

Supplemental cash flow information related to the Company’s continuing operations was as follows:

	Six Months Ended June 30,
(In millions)	2011	2010
Interest paid	$97	$92
Income taxes paid	105	114

11. Business Segment Information

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended June 30, 2011
Processing and services revenue	$429	$458	$(3)	$884
Product revenue	150	39	(8)	181

Total revenue	$579	$497	$(11)	$1,065

Operating income	$164	$153	$(66)	$251

Three Months Ended June 30, 2010
Processing and services revenue	$406	$450	$—	$856
Product revenue	133	37	(4)	166

Total revenue	$539	$487	$(4)	$1,022

Operating income	$151	$151	$(51)	$251

Six Months Ended June 30, 2011
Processing and services revenue	$848	$902	$(4)	$1,746
Product revenue	311	75	(19)	367

Total revenue	$1,159	$977	$(23)	$2,113

Operating income	$320	$292	$(140)	$472

Six Months Ended June 30, 2010
Processing and services revenue	$803	$882	$2	$1,687
Product revenue	276	77	(10)	343

Total revenue	$1,079	$959	$(8)	$2,030

Operating income	$299	$287	$(97)	$489

Goodwill in the Payments and Financial segments was $3.1 billion and $1.3 billion, respectively, as of June 30, 2011 and December 31, 2010.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$638	$279	$(33)	$884
Product	—	164	32	(15)	181

Total revenue	—	802	311	(48)	1,065

Expenses:
Cost of processing and services	—	352	159	(32)	479
Cost of product	—	134	27	(16)	145
Selling, general and administrative	23	118	49	—	190

Total expenses	23	604	235	(48)	814

Operating income (loss)	(23)	198	76	—	251
Interest expense, net	(41)	(5)	(2)	—	(48)
Loss on early debt extinguishment	(61)	—	—	—	(61)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(125)	193	74	—	142
Income tax (provision) benefit	51	(72)	(28)	—	(49)
Income from investment in unconsolidated affiliate	—	4	—	—	4

Income (loss) from continuing operations	(74)	125	46	—	97
Equity in earnings of consolidated affiliates	171	—	—	(171)	—
Loss from discontinued operations, net of income taxes	(7)	—	—	—	(7)

Net income	$90	$125	$46	$(171)	$90

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$605	$276	$(25)	$856
Product	—	141	29	(4)	166

Total revenue	—	746	305	(29)	1,022

Expenses:
Cost of processing and services	2	323	156	(24)	457
Cost of product	—	112	22	(5)	129
Selling, general and administrative	24	111	50	—	185

Total expenses	26	546	228	(29)	771

Operating income (loss)	(26)	200	77	—	251
Interest expense, net	(12)	(31)	(3)	—	(46)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(38)	169	74	—	205
Income tax (provision) benefit	15	(65)	(28)	—	(78)
Income from investment in unconsolidated affiliate	—	3	—	—	3

Income (loss) from continuing operations	(23)	107	46	—	130
Equity in earnings of consolidated affiliates	151	—	—	(151)	—
Loss from discontinued operations, net of income taxes	(1)	—	(2)	—	(3)

Net income	$127	$107	$44	$(151)	$127

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,267	$541	$(62)	$1,746
Product	—	338	63	(34)	367

Total revenue	—	1,605	604	(96)	2,113

Expenses:
Cost of processing and services	—	702	312	(61)	953
Cost of product	—	276	53	(34)	295
Selling, general and administrative	45	247	102	(1)	393

Total expenses	45	1,225	467	(96)	1,641

Operating income (loss)	(45)	380	137	—	472
Interest expense, net	(81)	(8)	(4)	—	(93)
Loss on early debt extinguishment	(61)	—	—	—	(61)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(187)	372	133	—	318
Income tax (provision) benefit	76	(139)	(50)	—	(113)
Income from investment in unconsolidated affiliate	—	6	—	—	6

Income (loss) from continuing operations	(111)	239	83	—	211
Equity in earnings of consolidated affiliates	324	—	—	(324)	—
(Loss) income from discontinued operations, net of income taxes	(11)	—	2	—	(9)

Net income	$202	$239	$85	$(324)	$202

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,194	$536	$(43)	$1,687
Product	—	297	59	(13)	343

Total revenue	—	1,491	595	(56)	2,030

Expenses:
Cost of processing and services	1	645	317	(44)	919
Cost of product	—	232	44	(11)	265
Selling, general and administrative	42	220	95	—	357

Total expenses	43	1,097	456	(55)	1,541

Operating income (loss)	(43)	394	139	(1)	489
Interest (expense) income, net	2	(88)	(5)	—	(91)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(41)	306	134	(1)	398
Income tax (provision) benefit	17	(117)	(51)	—	(151)
Income from investment in unconsolidated affiliate	—	6	—	—	6

Income (loss) from continuing operations	(24)	195	83	(1)	253
Equity in earnings of consolidated affiliates	275	—	—	(275)	—
Loss from discontinued operations, net of income taxes	(3)	—	(2)	—	(5)

Net income	$248	$195	$81	$(276)	$248

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$452	$66	$157	$—	$675
Trade accounts receivable, net	—	349	198	—	547
Prepaid expenses and other current assets	45	154	102	—	301

Total current assets	497	569	457	—	1,523
Investments in consolidated affiliates	7,681	—	—	(7,681)	—
Goodwill and intangible assets, net	13	5,373	861	—	6,247
Other long-term assets	28	491	107	—	626

Total assets	$8,219	$6,433	$1,425	$(7,681)	$8,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$369	$496	$289	$—	$1,154
Long-term debt	3,345	5	—	—	3,350
Due to (from) consolidated affiliates	671	(384)	(287)	—	—
Other long-term liabilities	748	37	21	—	806

Total liabilities	5,133	154	23	—	5,310
Total shareholders’ equity	3,086	6,279	1,402	(7,681)	3,086

Total liabilities and shareholders’ equity	$8,219	$6,433	$1,425	$(7,681)	$8,396

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$343	$68	$152	$—	$563
Trade accounts receivable, net	(2)	374	200	—	572
Prepaid expenses and other current assets	40	130	112	—	282

Total current assets	381	572	464	—	1,417
Investments in consolidated affiliates	7,387	—	—	(7,387)	—
Goodwill and intangible assets, net	7	5,405	844	—	6,256
Other long-term assets	38	470	100	—	608

Total assets	$7,813	$6,447	$1,408	$(7,387)	$8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$87	$490	$314	$—	$891
Long-term debt	3,347	6	—	—	3,353
Due to (from) consolidated affiliates	396	(152)	(244)	—	—
Other long-term liabilities	754	39	15	—	808

Total liabilities	4,584	383	85	—	5,052
Total shareholders’ equity	3,229	6,064	1,323	(7,387)	3,229

Total liabilities and shareholders’ equity	$7,813	$6,447	$1,408	$(7,387)	$8,281

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(35)	$359	$94	$—	$418

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(8)	(80)	(14)	—	(102)
Payment for acquisitions of businesses, net of cash acquired	—	(4)	(45)	—	(49)
Other investing activities	303	2	(6)	(303)	(4)

Net cash (used in) provided by investing activities from continuing operations	295	(82)	(65)	(303)	(155)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	242	(1)	—	—	241
Purchases of treasury stock	(433)	—	—	—	(433)
Other financing activities	47	(278)	(24)	303	48

Net cash used in financing activities from continuing operations	(144)	(279)	(24)	303	(144)

Net change in cash and cash equivalents from continuing operations	116	(2)	5	—	119
Net cash flows from discontinued operations	(7)	—	—	—	(7)
Beginning balance	343	68	152	—	563

Ending balance	$452	$66	$157	$—	$675

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$18	$306	$111	$(4)	$431

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(66)	(16)	—	(84)
Other investing activities	349	—	19	(362)	6

Net cash (used in) provided by investing activities from continuing operations	347	(66)	3	(362)	(78)

Cash flows from financing activities:
Repayments of long-term debt	(200)	(2)	—	—	(202)
Purchases of treasury stock	(206)	—	—	—	(206)
Other financing activities	33	(255)	(109)	366	35

Net cash used in financing activities from continuing operations	(373)	(257)	(109)	366	(373)

Net change in cash and cash equivalents from continuing operations	(8)	(17)	5	—	(20)
Net cash flows from discontinued operations	(5)	—	—	—	(5)
Beginning balance	55	169	139	—	363

Ending balance	$42	$152	$144	$—	$338

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer or from the elimination of existing or potential clients due to consolidation or financial failures in the financial services industry; legislative and regulatory actions in the United States, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, and internationally; our ability to obtain regulatory approvals for, and to close, the CashEdge Inc (“CashEdge”) acquisition on our anticipated terms and timetable, and to successfully integrate CashEdge into our operations; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our strategic initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2010 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited condensed consolidated financial statements and accompanying footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities, and the trends and business developments affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three and six months ended June 30, 2011 to the comparable periods in 2010.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2011.

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

In June 2011, we entered into a definitive agreement to acquire CashEdge, a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business payments, and person-to-person payments, for $465 million payable in cash at closing. The acquisition of CashEdge is expected to advance our digital payments and channel strategies. We anticipate the acquisition will close by the end of the third quarter of 2011 subject to the parties obtaining necessary regulatory approvals and other customary closing conditions.

In the first quarter of 2011, we completed the acquisition of Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for an aggregate purchase price of $49 million. M-Com enhances our mobile channel and payments capabilities, and the other acquired companies add to or enhance specific products or services that we already provide.

Enterprise Priorities

We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions which enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating through innovation in our products and services. Our three key enterprise priorities for 2011 are: (i) to deliver an increased level of high quality revenue growth and increase our earnings per share as compared to 2010; (ii) to further center the Fiserv culture on growth resulting in more clients, deeper client relationships and a higher share of strategic solutions; and (iii) to provide innovative solutions that increase differentiation and enhance results for our clients. We believe we are making progress toward achieving our 2011 enterprise priorities.

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. As a result, financial institutions have exercised caution in their information technology spending. Despite this environment, our revenue growth was 1% in 2010 and 4% in the first six months of 2011. We believe this revenue growth demonstrates the resilience of our recurring fee-based revenue model, the largely non-discretionary nature of our products and services, and, in 2011, mild improvement in the general condition of the financial industry. We believe that financial institutions are increasingly focused on technology solutions that can help them win and retain customers, generate incremental revenue and enhance their operating efficiency. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house transaction processing solutions to outsourced solutions.

In each of 2010 and 2009, approximately 1% of all financial institutions in the United States failed or were subject to government action, which resulted in the loss of a small number of our clients. However, during the first six months of 2011 the number of government actions and the average size of institutions impacted by such actions decreased as compared to the same period in 2010. Bank failures and forced consolidations have been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation benefits us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and negatively impacts us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. These fees are primarily generated when an existing client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action.

In addition, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act will result in numerous new regulations that will impact the financial industry, although it is too early to fully determine the overall impact of this complex legislation on us or our clients over the long term.

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

Results of Operations

The following table presents certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenue, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

	Three Months Ended June 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2011	2010	2011	2010	$	%
Revenue:
Processing and services	$884	$856	83.0%	83.8%	$28	3%
Product	181	166	17.0%	16.2%	15	9%

Total revenue	1,065	1,022	100.0%	100.0%	43	4%

Expenses:
Cost of processing and services	479	457	54.2%	53.4%	22	5%
Cost of product	145	129	80.1%	77.7%	16	12%

Sub-total	624	586	58.6%	57.3%	38	6%
Selling, general and administrative	190	185	17.8%	18.1%	5	3%

Total expenses	814	771	76.4%	75.4%	43	6%

Operating income	251	251	23.6%	24.5%	—	—
Interest expense, net	(48)	(46)	(4.5%)	(4.5%)	2	4%
Loss on early debt extinguishment	(61)	—	(5.7%)	—	61	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$142	$205	13.3%	20.1%	$(63)	(31%)

	Six Months Ended June 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2011	2010	2011	2010	$	%
Revenue:
Processing and services	$1,746	$1,687	82.6%	83.1%	$59	3%
Product	367	343	17.4%	16.9%	24	7%

Total revenue	2,113	2,030	100.0%	100.0%	83	4%

Expenses:
Cost of processing and services	953	919	54.6%	54.5%	34	4%
Cost of product	295	265	80.4%	77.3%	30	11%

Sub-total	1,248	1,184	59.1%	58.3%	64	5%
Selling, general and administrative	393	357	18.6%	17.6%	36	10%

Total expenses	1,641	1,541	77.7%	75.9%	100	6%

Operating income	472	489	22.3%	24.1%	(17)	(3%)
Interest expense, net	(93)	(91)	(4.4%)	(4.5%)	2	2%
Loss on early debt extinguishment	(61)	—	(2.9%)	—	61	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$318	$398	15.0%	19.6%	$(80)	(20%)

(1)

Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

Total Revenue

	Three Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2011	$579	$497	$(11)	$1,065
2010	539	487	(4)	1,022

Revenue growth	$40	$10	$(7)	$43
Revenue growth percentage	7%	2%		4%

	Six Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2011	$1,159	$977	$(23)	$2,113
2010	1,079	959	(8)	2,030

Revenue growth	$80	$18	$(15)	$83
Revenue growth percentage	7%	2%		4%

Total revenue increased $43 million, or 4%, in the second quarter of 2011 compared to 2010 and increased $83 million, or 4%, in the first six months of 2011 compared to 2010. Revenue growth in 2011 was driven by improved growth in both our Payments and Financial segments as compared to 2010. Revenue from acquired companies contributed $5 million to revenue in the second quarter of 2011 and $7 million to revenue in the first six months of 2011.

Total revenue in our Payments segment during the second quarter and first six months of 2011 increased $40 million, or 7%, and $80 million, or 7%, respectively, compared to 2010. Payments segment revenue growth during 2011 was driven primarily by new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our electronic banking and card services businesses. In addition, higher postage pass-through revenue, which is included in both product revenue and cost of product, in our output solutions business contributed approximately two percentage points of growth in this segment in the second quarter and first six months of 2011.

Total revenue in our Financial segment during the second quarter and first six months of 2011 increased $10 million, or 2%, and $18 million, or 2%, respectively, compared to 2010. Revenue growth in our Financial segment during 2011 was favorably impacted by increased processing and services revenue in our bank and credit union account processing businesses, partially offset by continued volume declines in our check processing business, which we expect will continue during the second half of 2011. A decline in contract termination fee revenue negatively impacted revenue growth in this segment by approximately one percentage point in the second quarter of 2011.

Total Expenses

Total expenses increased $43 million, or 6%, in the second quarter of 2011 compared to 2010 and increased $100 million, or 6%, in the first six months of 2011 compared to 2010. Total expenses as a percentage of total revenue were 76.4% and 75.4% in the second quarter of 2011 and 2010, respectively, and were 77.7% and 75.9% in the first six months of 2011 and 2010, respectively.

Cost of processing and services as a percentage of processing and services revenue of 54.2% and 53.4% in the second quarter of 2011 and 2010, respectively, and 54.6% and 54.5% in the first six months of 2011 and 2010, respectively, were relatively consistent in 2011 compared with the 2010 periods.

Cost of product as a percentage of product revenue increased from 77.7% and 77.3% in the second quarter and first six months of 2010, respectively, to 80.1% and 80.4% in the second quarter and first six months of 2011, respectively. The increase in cost of product as a percentage of product revenue was due primarily to an increase in postage pass-through revenue and expenses in our output solutions business.

Selling, general and administrative expenses increased $5 million, or 3%, in the second quarter of 2011 compared to 2010 and increased $36 million, or 10%, in the first six months of 2011 compared to 2010. The increase in selling, general and administrative expenses in the first six months of 2011 compared to 2010 was primarily due to $18 million of employee severance expenses recognized in the first quarter of 2011, higher legal costs of approximately $6 million, and a $5 million gain on the sale of a facility which reduced expenses in the first quarter of 2010.

Operating Income and Operating Margin

	Three Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Operating income:
2011	$164	$153	$(66)	$251
2010	151	151	(51)	251

Operating income growth (decline)	$13	$2	$(15)	$—
Operating income growth percentage	9%	1%		—

Operating margin:
2011	28.4%	30.8%		23.6%
2010	28.0%	30.9%		24.5%
Operating margin growth (decline) (1)	0.4%	(0.1%)		(0.9%)

	Six Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Operating income:
2011	$320	$292	$(140)	$472
2010	299	287	(97)	489

Operating income growth (decline)	$21	$5	$(43)	$(17)
Operating income growth (decline) percentage	7%	2%		(3%)

Operating margin:
2011	27.6%	29.9%		22.3%
2010	27.7%	29.9%		24.1%
Operating margin growth (decline) (1)	(0.1%)	—		(1.8%)

(1)	Represents the percentage point improvement or decline in operating margin.

Total operating income of $251 million in the second quarter of 2011 was consistent with the second quarter of 2010 and total operating income of $472 million in the first six months of 2011 decreased $17 million, or 3%, compared to 2010. Operating income in our Payments and Financial segments increased 7% and 2%, respectively, and the operating loss in our Corporate and Other segment increased $43 million in the first six months of 2011 compared to 2010. Our operating margin decreased 90 basis points and 180 basis points to 23.6% and 22.3% in the second quarter and first six months of 2011, respectively, primarily due to increased operating losses in our Corporate and Other segment.

Operating income in our Payments segment increased $13 million, or 9%, in the second quarter of 2011 compared to 2010. Operating margin increased 40 basis points to 28.4% in the second quarter of 2011 compared to 28.0% in the second quarter of 2010. In the first six months of 2011, operating income in our Payments segment increased $21 million, or 7%, and operating margin decreased 10 basis points to 27.6% compared to 2010. Operating margins in 2011 were favorably impacted by increased operating leverage and scale efficiencies in our electronic payments businesses and negatively impacted by increased expenses associated with the development and support of new and existing products and services and an increase in postage pass-through costs, which are included in both revenue and expenses.

Operating income in our Financial segment in the second quarter and first six months of 2011 increased $2 million, or 1%, and $5 million, or 2%, respectively, compared to 2010. Operating margin decreased 10 basis points to 30.8% in the second quarter of 2011 compared to the second quarter of 2010 and was consistent at 29.9% in the first six months of 2011 and 2010. Operating income and operating margins in 2011 were positively impacted by revenue growth and scale efficiencies in our account processing businesses and were negatively impacted by a decrease in higher margin contract termination fee revenue.

The operating loss in our Corporate and Other segment increased $15 million and $43 million in the second quarter and first six months of 2011, respectively, compared to 2010. The increase in the second quarter of 2011 was due primarily to higher legal, merger and integration related costs and an increase in amortization of acquisition-related intangible assets. In the first six months of 2011, the increase was due primarily to employee severance costs of $18 million in the first quarter of 2011, higher legal, merger and integration related expenses totaling $12 million, a $4 million increase in amortization of acquisition-related intangible assets, and a $5 million gain on the sale of a facility recorded in the first quarter of 2010.

Interest Expense, Net

In the second quarter and first six months of 2011, net interest expense increased $2 million in each period compared to 2010 and was $48 million and $93 million, respectively.

Loss on Early Debt Extinguishment

In June 2011, we issued $1 billion of senior notes in a public offering with a weighted-average interest rate of 3.8% and used the proceeds from this offering to repay our 6.125% senior notes due in 2012 (the “2012 Notes”). In June 2011, we purchased in a tender offer $700 million aggregate principal amount of 2012 Notes and, as a result, we recorded a pre-tax loss on early debt extinguishment of $61 million in the second quarter of 2011 for the premium paid and other costs associated with the tender offer. In July 2011, we redeemed the remaining $300 million aggregate principal amount of 2012 Notes, and we expect to record a pre-tax loss on early debt extinguishment of approximately $25 million in the third quarter of 2011.

Income Tax Provision

Our effective income tax rate was 34.7% and 35.6% in the second quarter and first six months of 2011, respectively, and 38.3% and 38.1% in the second quarter and first six months of 2010, respectively. The lower effective tax rates in 2011 were primarily due to increased research and development credits and an approximate two percentage point benefit to our effective tax rate in the second quarter of 2011 associated with changes in state tax laws. Because the research and development tax credit was enacted in the fourth quarter of 2010, the related benefit was not included in the determination of our effective tax rate for the six month period ended June 30, 2010.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.67 and $0.85 in the second quarter of 2011 and 2010, respectively, and was $1.45 and $1.65 in the first six months of 2011 and 2010, respectively. Net income per share-diluted from continuing operations in the second quarter and first six months of 2011 was negatively impacted by $0.26 per share due to a loss on early debt extinguishment. In addition, net income per share-diluted from continuing operations in the first six months of 2011 was negatively impacted by $0.08 per share due to employee severance expenses in the first quarter of 2011. The amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.18 per share and $0.15 per share in the second quarter of 2011 and 2010, respectively, and $0.34 per share and $0.30 per share in the first six months of 2011 and 2010, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; (iii) to fund capital expenditures and operating lease payments; and (iv) to fund acquisitions. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $675 million at June 30, 2011, and available borrowings under our revolving credit facility of $972 million at June 30, 2011.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2011	2010	$	%
Income from continuing operations	$211	$253	$(42)
Depreciation and amortization	173	167	6
Share-based compensation	21	20	1
Loss on early debt extinguishment	61	—	61
Net changes in working capital and other	(48)	(9)	(39)

Operating cash flow	$418	$431	$(13)	(3%)
Capital expenditures	$102	$84	$18	21%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $418 million in the first six months of 2011, a decrease of 3% compared with $431 million in 2010. This decrease was primarily due to the timing of working capital, including accounts receivable and accounts payable. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Capital expenditures increased $18 million in the first six months of 2011, compared to 2010, and were less than 5% of our total revenue in the first six months of 2011 and 2010. The increase in capital expenditures was primarily due to equipment purchases associated with a new data center.

In the first six months of 2011, we acquired three companies for an aggregate purchase price of $49 million, and we entered into a definitive agreement to acquire CashEdge for $465 million payable in cash at closing. We anticipate that the acquisition of CashEdge will close by the end of the third quarter of 2011, subject to regulatory approvals and customary closing conditions, and we expect to fund the acquisition with cash and, to the extent necessary, with borrowings under our revolving credit facility.

In the first six months of 2011, we purchased $433 million of our common stock. As of June 30, 2011, we had approximately 6.7 million shares remaining under our existing authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

In July 2011, we received a $54 million dividend from StoneRiver Group, L.P., an entity of which we own 49%, and we redeemed the remaining $300 million aggregate principal amount of our senior notes due in 2012.

Long-Term Debt

(In millions)	June 30, 2011	December 31, 2010
Senior term loan	$1,100	$1,100
6.125% senior notes due 2012 (1)	300	999
3.125% senior notes due 2015	299	299
3.125% senior notes due 2016	600	—
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	—
Other borrowings	6	9

Long-term debt (including current maturities)	$3,653	$3,356

(1)

In July 2011, we redeemed the remaining $300 million aggregate principal amount of our senior notes due in 2012, which reduced our long-term debt, including current maturities, to $3.35 billion at July 31, 2011.

In June 2011, we issued senior notes due in 2016 and 2021 for a total of $1.0 billion with a weighted-average interest rate of 3.8% and used the proceeds to repay our 2012 Notes. In June 2011, we purchased in a tender offer $700 million aggregate principal amount of 2012 Notes for $754 million and recorded a pre-tax loss on early debt extinguishment of $61 million for the premium paid and other costs associated with the tender offer. In July 2011, we redeemed the remaining $300 million aggregate principal amount of 2012 Notes for approximately $325 million including the early repayment premium and other costs associated with redeeming the remaining 2012 Notes.

At June 30, 2011, our long-term debt consisted primarily of $2.55 billion of senior notes (including $300 million aggregate principal amount of 2012 Notes redeemed in July 2011) and $1.1 billion under our unsecured senior term loan facility. Interest on our senior notes is paid semi-annually. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below.

To manage exposure to fluctuations in interest rates, we maintain a series of interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion. The Swaps effectively fix interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees, and expire in September 2012. In addition, we maintain a series of forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $550 million to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Forward-Starting Swaps, which expire in September 2012, effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 3.2% and 3.9%, respectively.

We maintain a $1.0 billion revolving credit facility with a syndicate of banks. Borrowings under this revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The facility expires in September 2014. As of June 30, 2011, there were letters of credit totaling $28 million outstanding under the facility, and we had available borrowings of $972 million. During the first six months of 2011, we were in compliance with all financial debt covenants, including those contained in our senior term loan and our senior notes.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2011	100,000	$62.89	100,000	1,654,665
May 1-31, 2011	1,700,000	62.36	1,700,000	7,454,665
June 1-30, 2011	800,000	63.23	800,000	6,654,665

Total	2,600,000		2,600,000

(1)	On November 16, 2010, our board of directors authorized the purchase of up to 7.0 million shares of our common stock. In May 2011, we utilized the balance of this authorization. On May 25, 2011, we announced our board of directors authorized the purchase of up to 7.5 million additional shares of our common stock. This repurchase authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: August 2, 2011	By:	/s/ THOMAS J. HIRSCH
Thomas J. Hirsch
Executive Vice President,
Chief Financial Officer,
Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

4.1	Seventh Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (1)

4.2	Eighth Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (1)

31.1	Certification of the Chief Executive Officer, dated August 2, 2011

31.2	Certification of the Chief Financial Officer, dated August 2, 2011

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated August 2, 2011

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 14, 2011 and incorporated herein by reference.