Form 10-Q
period 2011-09-30
FISERV INC
filed 2011-11-02
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, there were 140,859,018 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Processing and services	$882	$858	$2,628	$2,545
Product	181	167	548	510

Total revenue	1,063	1,025	3,176	3,055

Expenses:
Cost of processing and services	490	461	1,443	1,380
Cost of product	141	128	436	393
Selling, general and administrative	189	185	582	542

Total expenses	820	774	2,461	2,315

Operating income	243	251	715	740
Interest expense, net	(45)	(49)	(138)	(140)
Loss on early debt extinguishment	(24)	—	(85)	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	174	202	492	600
Income tax provision	(55)	(73)	(168)	(224)
Income from investment in unconsolidated affiliate	8	5	14	11

Income from continuing operations	127	134	338	387
Loss from discontinued operations, net of income taxes	—	(2)	(9)	(7)

Net income	$127	$132	$329	$380

Net income (loss) per share—basic:
Continuing operations	$0.90	$0.90	$2.36	$2.56
Discontinued operations	—	(0.02)	(0.07)	(0.05)

Total	$0.90	$0.88	$2.30	$2.51

Net income (loss) per share—diluted:
Continuing operations	$0.89	$0.89	$2.33	$2.54
Discontinued operations	—	(0.02)	(0.07)	(0.05)

Total	$0.89	$0.87	$2.27	$2.49

Shares used in computing net income (loss) per share:
Basic	141.1	149.7	143.2	151.2
Diluted	142.6	150.9	144.8	152.4

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$281	$563
Trade accounts receivable, net	579	572
Deferred income taxes	47	37
Prepaid expenses and other current assets	304	245

Total current assets	1,211	1,417
Property and equipment, net	262	267
Intangible assets, net	1,950	1,879
Goodwill	4,709	4,377
Other long-term assets	319	341

Total assets	$8,451	$8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$717	$537
Current maturities of long-term debt	4	3
Deferred revenue	321	351

Total current liabilities	1,042	891
Long-term debt	3,514	3,353
Deferred income taxes	644	627
Other long-term liabilities	99	181

Total liabilities	5,299	5,052

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	767	750
Accumulated other comprehensive loss	(79)	(50)
Retained earnings	5,196	4,867
Treasury stock, at cost, 57.1 million and 51.0 million shares	(2,734)	(2,340)

Total shareholders’ equity	3,152	3,229

Total liabilities and shareholders’ equity	$8,451	$8,281

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$329	$380
Adjustment for discontinued operations	9	7
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	144	142
Amortization of acquisition-related intangible assets	115	110
Share-based compensation	29	29
Deferred income taxes	36	21
Loss on early debt extinguishment	85	—
Dividend from unconsolidated affiliate	12	—
Settlement of interest rate hedge contracts	(6)	—
Other non-cash items	(23)	(18)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	6	17
Prepaid expenses and other assets	(30)	(5)
Accounts payable and other liabilities	12	(22)
Deferred revenue	(37)	(7)

Net cash provided by operating activities from continuing operations	681	654

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(144)	(129)
Payments for acquisitions of businesses, net of cash acquired	(511)	(9)
Dividend from unconsolidated affiliate	42	—
Other investing activities	(4)	(4)

Net cash used in investing activities from continuing operations	(617)	(142)

Cash flows from financing activities:
Proceeds from long-term debt	1,044	748
Repayments of long-term debt, including premium and costs	(1,080)	(682)
Proceeds from revolving credit facility, net	120	—
Issuance of common stock and treasury stock	63	41
Purchases of treasury stock	(484)	(254)
Other financing activities	(2)	(8)

Net cash used in financing activities from continuing operations	(339)	(155)

Net change in cash and cash equivalents from continuing operations	(275)	357
Net cash flows from discontinued operations	(7)	23
Beginning balance	563	363

Ending balance	$281	$743

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2011 and 2010 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.

2. Acquisitions

On September 13, 2011, the Company acquired CashEdge Inc. (“CashEdge”), a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments, and person-to-person payments, for approximately $460 million, net of cash acquired. The acquisition of CashEdge is expected to advance the Company’s digital payments strategies. The preliminary purchase price allocation resulted in technology and customer intangible assets totaling approximately $130 million, goodwill of approximately $320 million, and other identifiable net assets of approximately $10 million. The amounts allocated to goodwill and intangible assets were based on preliminary valuations and are subject to final adjustment. The goodwill recognized in this transaction is not expected to be deductible for tax purposes and is primarily attributed to anticipated revenue and earnings growth associated with the products and services that CashEdge provides and the anticipated value of selling CashEdge’s products and services into the Company’s large existing client base.

In the first quarter of 2011, the Company acquired Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for an aggregate purchase price of approximately $50 million, net of cash acquired. M-Com enhances the Company’s mobile and payments capabilities, and the other acquired companies add to or enhance specific products or services that the Company already provides. The purchase price allocations for these acquisitions resulted in technology and customer intangible assets of approximately $40 million. The remaining purchase price was primarily allocated to goodwill.

The results of operations for all acquired businesses have been included in the accompanying condensed consolidated statements of income from the dates of acquisition. Pro forma information for the Company’s acquisitions during 2011 is not provided because they did not have a material effect on the Company’s consolidated results of operations.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable and accrued expenses approximate the carrying values due to the short period of time to maturity. The fair values of interest rate hedge contracts are described in Note 11 and were based on valuation models using inputs which are available through third party dealers and are related to market price risk, such as the LIBOR interest rate curve, credit risk and time value. The fair value of the Company’s total debt was $3.6 billion and $3.5 billion at September 30, 2011 and December 31, 2010, respectively, and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets.

4. Share-Based Compensation

The Company recognized $8 million and $29 million of share-based compensation expense during the three and nine months ended September 30, 2011, respectively, and $9 million and $29 million of share-based compensation expense during the three and nine months ended September 30, 2010, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the nine months ended September 30, 2011, the Company granted 1.0 million stock options and 0.6 million restricted stock units at weighted-average estimated fair values of $22.69 and $58.47, respectively. During the nine months ended September 30, 2010, the Company granted 1.1 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $17.46 and $47.81, respectively. During the nine months ended September 30, 2011 and 2010, stock options to purchase 1.2 million shares and 1.1 million shares, respectively, were exercised.

5. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Weighted-average shares outstanding used for the calculation of net income per share—basic	141.1	149.7	143.2	151.2
Common stock equivalents	1.5	1.2	1.6	1.2

Total shares used for the calculation of net income per share—diluted	142.6	150.9	144.8	152.4

For the three months ended September 30, 2011 and 2010, stock options for 1.0 million and 2.9 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the nine months ended September 30, 2011 and 2010, stock options for 0.9 million and 2.9 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

6. Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net income	$127	$132	$329	$380

Other comprehensive income (loss), net of income taxes:
Fair market value adjustments on cash flow hedges	(32)	(9)	(47)	(24)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense	8	9	24	25
Foreign currency translation and other	(8)	7	(6)	(1)

Other comprehensive income (loss)	(32)	7	(29)	—

Comprehensive income	$95	$139	$300	$380

7. Intangible Assets

Intangible assets consisted of the following:

September 30, 2011 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,732	$415	$1,317
Acquired software and technology	419	189	230
Trade names	114	19	95
Capitalized software development costs	739	498	241
Purchased software	361	294	67

Total	$3,365	$1,415	$1,950

December 31, 2010 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,639	$343	$1,296
Acquired software and technology	339	152	187
Trade names	114	14	100
Capitalized software development costs	730	512	218
Purchased software	377	299	78

Total	$3,199	$1,320	$1,879

With respect to the Company’s acquired intangible assets at September 30, 2011, annual amortization expense is estimated to be approximately $160 million in each of 2011 through 2014 and approximately $150 million in 2015.

8. Investment in Unconsolidated Affiliate

In the third quarter of 2011, the Company received a $54 million cash dividend from StoneRiver Group, L.P. (“StoneRiver”), in which the Company owns a 49% interest. The dividend was recorded as a reduction in the Company’s investment in StoneRiver. A portion of the dividend, $12 million, represented a return on the Company’s investment and was reported in cash flows from operating activities. The Company’s investment in StoneRiver was $117 million and $156 million at September 30, 2011 and December 31, 2010, respectively, and was reported within other long-term assets in the consolidated balance sheets.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2011 and December 31, 2010:

(In millions)	September 30, 2011	December 31, 2010
Trade accounts payable	$95	$92
Settlement obligations (1)	170	119
Accrued compensation and benefits	115	126
Interest rate hedge contracts (2)	103	—
Client deposits	81	63
Other accrued expenses	153	137

Total	$717	$537

(1)	Settlement assets, which are recorded in prepaid expenses and other current assets, were $162 million and $114 million at September 30, 2011 and December 31, 2010, respectively.
(2)

The Company’s interest rate hedge contracts described in Note 11 expire in September 2012. Accordingly, the fair value of such instruments is reported as a current liability at September 30, 2011. At December 31, 2010, a long-term liability of $76 million was recorded related to the fair value of these instruments.

10. Long-Term Debt

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

In June 2011, the Company purchased $700 million aggregate principal amount of its 6.125% senior notes due in November 2012 in a tender offer for $754 million, and in July 2011, the Company redeemed the remaining $300 million aggregate principal amount of these notes for $322 million. The Company recorded a pre-tax loss on early debt extinguishment for premiums paid and other costs associated with these transactions of $61 million and $24 million in the second and third quarters of 2011, respectively.

As of September 30, 2011, the Company had $120 million of outstanding borrowings under its $1.0 billion revolving credit facility at an interest rate of 1.7%. The facility expires in September 2014. As of September 30, 2011, the Company issued letters of credit totaling $28 million under this facility and had available borrowings of $852 million.

11. Interest Rate Hedge Contracts

The Company maintains interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion at September 30, 2011 and December 31, 2010 to hedge against changes in interest rates and forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $550 million and $200 million at September 30, 2011 and December 31, 2010, respectively, to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps and Forward-Starting Swaps expire in September 2012 and have been designated by the Company as cash flow hedges. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees. The Forward-Starting Swaps effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 3.2% and 3.9%, respectively. The fair values of the Swaps and Forward-Starting Swaps totaled $103 million at September 30, 2011 and were recorded in current liabilities and in accumulated other comprehensive loss, net of income taxes, in the consolidated balance sheet. At December 31, 2010, the fair values of the Swaps and Forward-Starting Swaps totaled $65 million and were recorded as a $76 million long-term liability and an $11 million long-term asset, respectively. The components of other comprehensive income pertaining to interest rate hedge contracts are presented in Note 6. In the first nine months of 2011 and 2010, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2011, the Company estimates that it will recognize approximately $45 million in interest expense during the next twelve months related to interest rate hedge contracts.

In conjunction with its issuance of senior notes in June 2011, the Company entered into a series of treasury lock agreements (“Treasury Locks”), which were designated as cash flow hedges, with total notional values of $600 million to hedge against changes in interest rates. Upon issuance of the senior notes, the Company paid $6 million to settle the Treasury Locks. This payment was included in cash flows from operating activities, was recorded in accumulated other comprehensive loss, net of income taxes of $2 million, and will be recognized as interest expense over the terms of the senior notes.

12. Cash Flow Information

Supplemental cash flow information related to the Company’s continuing operations was as follows:

	Nine Months Ended September 30,
(In millions)	2011	2010
Interest paid	$116	$111
Income taxes paid	151	190

13. Business Segment Information

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended September 30, 2011
Processing and services revenue	$439	$446	$(3)	$882
Product revenue	148	41	(8)	181

Total revenue	$587	$487	$(11)	$1,063

Operating income	$162	$143	$(62)	$243

Three Months Ended September 30, 2010
Processing and services revenue	$413	$445	$—	$858
Product revenue	135	41	(9)	167

Total revenue	$548	$486	$(9)	$1,025

Operating income	$159	$143	$(51)	$251

Nine Months Ended September 30, 2011
Processing and services revenue	$1,287	$1,348	$(7)	$2,628
Product revenue	459	116	(27)	548

Total revenue	$1,746	$1,464	$(34)	$3,176

Operating income	$482	$435	$(202)	$715

Nine Months Ended September 30, 2010
Processing and services revenue	$1,216	$1,327	$2	$2,545
Product revenue	411	118	(19)	510

Total revenue	$1,627	$1,445	$(17)	$3,055

Operating income	$458	$430	$(148)	$740

Goodwill in the Payments and Financial segments was $3.4 billion and $1.3 billion, respectively, as of September 30, 2011 and was $3.1 billion and $1.3 billion, respectively, as of December 31, 2010. The increase in goodwill in the Payments segment during 2011 is primarily the result of the acquisitions described in Note 2. In September 2011, the Financial Accounting Standards Board issued guidance permitting entities to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This new guidance is effective for the Company on January 1, 2012, and the adoption of this guidance is not expected to impact the Company’s financial position or results of operations.

14. Subsidiary Guarantors of Long-Term Debt

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$636	$280	$(34)	$882
Product	—	160	35	(14)	181

Total revenue	—	796	315	(48)	1,063

Expenses:
Cost of processing and services	—	361	164	(35)	490
Cost of product	—	132	23	(14)	141
Selling, general and administrative	24	114	50	1	189

Total expenses	24	607	237	(48)	820

Operating income (loss)	(24)	189	78	—	243
Interest expense, net	(34)	(9)	(2)	—	(45)
Loss on early debt extinguishment	(24)	—	—	—	(24)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(82)	180	76	—	174
Income tax (provision) benefit	39	(66)	(28)	—	(55)
Income from investment in unconsolidated affiliate	—	8	—	—	8

Income (loss) from continuing operations	(43)	122	48	—	127
Equity in earnings of consolidated affiliates	170	—	—	(170)	—

Net income	$127	$122	$48	$(170)	$127

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$658	$227	$(27)	$858
Product	—	145	33	(11)	167

Total revenue	—	803	260	(38)	1,025

Expenses:
Cost of processing and services	5	359	124	(27)	461
Cost of product	1	115	23	(11)	128
Selling, general and administrative	27	110	49	(1)	185

Total expenses	33	584	196	(39)	774

Operating income (loss)	(33)	219	64	1	251
Interest expense, net	(40)	(7)	(2)	—	(49)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(73)	212	62	1	202
Income tax (provision) benefit	32	(81)	(24)	—	(73)
Income from investment in unconsolidated affiliate	—	5	—	—	5

Income (loss) from continuing operations	(41)	136	38	1	134
Equity in earnings of consolidated affiliates	175	—	—	(175)	—
Loss from discontinued operations, net of income taxes	(2)	—	—	—	(2)

Net income	$132	$136	$38	$(174)	$132

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,903	$821	$(96)	$2,628
Product	—	498	98	(48)	548

Total revenue	—	2,401	919	(144)	3,176

Expenses:
Cost of processing and services	—	1,063	476	(96)	1,443
Cost of product	—	408	76	(48)	436
Selling, general and administrative	69	361	152	—	582

Total expenses	69	1,832	704	(144)	2,461

Operating income (loss)	(69)	569	215	—	715
Interest expense, net	(115)	(17)	(6)	—	(138)
Loss on early debt extinguishment	(85)	—	—	—	(85)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(269)	552	209	—	492
Income tax (provision) benefit	115	(205)	(78)	—	(168)
Income from investment in unconsolidated affiliate	—	14	—	—	14

Income (loss) from continuing operations	(154)	361	131	—	338
Equity in earnings of consolidated affiliates	494	—	—	(494)	—
(Loss) income from discontinued operations, net of income taxes	(11)	—	2	—	(9)

Net income	$329	$361	$133	$(494)	$329

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,852	$763	$(70)	$2,545
Product	—	442	92	(24)	510

Total revenue	—	2,294	855	(94)	3,055

Expenses:
Cost of processing and services	6	1,004	441	(71)	1,380
Cost of product	1	347	67	(22)	393
Selling, general and administrative	69	330	144	(1)	542

Total expenses	76	1,681	652	(94)	2,315

Operating income (loss)	(76)	613	203	—	740
Interest expense, net	(38)	(95)	(7)	—	(140)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(114)	518	196	—	600
Income tax (provision) benefit	49	(198)	(75)	—	(224)
Income from investment in unconsolidated affiliate	—	11	—	—	11

Income (loss) from continuing operations	(65)	331	121	—	387
Equity in earnings of consolidated affiliates	450	—	—	(450)	—
Loss from discontinued operations, net of income taxes	(5)	—	(2)	—	(7)

Net income	$380	$331	$119	$(450)	$380

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$38	$62	$181	$—	$281
Trade accounts receivable, net	—	369	210	—	579
Prepaid expenses and other current assets	49	147	155	—	351

Total current assets	87	578	546	—	1,211
Investments in consolidated affiliates	7,849	—	—	(7,849)	—
Goodwill and intangible assets, net	14	5,346	1,299	—	6,659
Other long-term assets	27	443	111	—	581

Total assets	$7,977	$6,367	$1,956	$(7,849)	$8,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$186	$522	$334	$—	$1,042
Long-term debt	3,466	3	45	—	3,514
Due to (from) consolidated affiliates	492	(198)	(294)	—	—
Other long-term liabilities	681	39	23	—	743

Total liabilities	4,825	366	108	—	5,299
Total shareholders’ equity	3,152	6,001	1,848	(7,849)	3,152

Total liabilities and shareholders’ equity	$7,977	$6,367	$1,956	$(7,849)	$8,451

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$343	$68	$152	$—	$563
Trade accounts receivable, net	(2)	374	200	—	572
Prepaid expenses and other current assets	40	130	112	—	282

Total current assets	381	572	464	—	1,417
Investments in consolidated affiliates	7,387	—	—	(7,387)	—
Goodwill and intangible assets, net	7	5,405	844	—	6,256
Other long-term assets	38	470	100	—	608

Total assets	$7,813	$6,447	$1,408	$(7,387)	$8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$87	$490	$314	$—	$891
Long-term debt	3,347	6	—	—	3,353
Due to (from) consolidated affiliates	396	(152)	(244)	—	—
Other long-term liabilities	754	39	15	—	808

Total liabilities	4,584	383	85	—	5,052
Total shareholders’ equity	3,229	6,064	1,323	(7,387)	3,229

Total liabilities and shareholders’ equity	$7,813	$6,447	$1,408	$(7,387)	$8,281

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(19)	$550	$150	$—	$681

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(12)	(111)	(21)	—	(144)
Payment for acquisitions of businesses, net of cash acquired	—	(473)	(38)	—	(511)
Other investing activities	116	44	(5)	(117)	38

Net cash (used in) provided by investing activities from continuing operations	104	(540)	(64)	(117)	(617)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	40	(2)	46	—	84
Purchases of treasury stock	(484)	—	—	—	(484)
Other financing activities	61	(14)	(103)	117	61

Net cash used in financing activities from continuing operations	(383)	(16)	(57)	117	(339)

Net change in cash and cash equivalents from continuing operations	(298)	(6)	29	—	(275)
Net cash flows from discontinued operations	(7)	—	—	—	(7)
Beginning balance	343	68	152	—	563

Ending balance	$38	$62	$181	$—	$281

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$20	$473	$161	$—	$654

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(101)	(25)	—	(129)
Other investing activities	486	—	2	(501)	(13)

Net cash (used in) provided by investing activities from continuing operations	483	(101)	(23)	(501)	(142)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	68	(2)	—	—	66
Purchases of treasury stock	(254)	—	—	—	(254)
Other financing activities	30	(365)	(133)	501	33

Net cash used in financing activities from continuing operations	(156)	(367)	(133)	501	(155)

Net change in cash and cash equivalents from continuing operations	347	5	5	—	357
Net cash flows from discontinued operations	23	—	—	—	23
Beginning balance	55	169	139	—	363

Ending balance	$425	$174	$144	$—	$743

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer or from the elimination of existing or potential clients due to consolidation or financial failures in the financial services industry; legislative and regulatory actions in the United States, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, and internationally; our ability to successfully integrate recent acquisitions into our operations; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our strategic initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2010 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three and nine months ended September 30, 2011 to the comparable periods in 2010.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of September 30, 2011.

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

In September 2011, we acquired CashEdge Inc. (“CashEdge”), a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments, and person-to-person payments, for approximately $460 million, net of cash acquired. The acquisition of CashEdge is expected to advance our digital payments strategies.

In the first quarter of 2011, we acquired Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for an aggregate purchase price of approximately $50 million. M-Com enhances our mobile channel and payments capabilities, and the other acquired companies add to or enhance specific products or services that we already provide.

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

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. As a result, financial institutions have exercised caution in their information technology spending. Despite this environment, our revenue growth was 4% in the first nine months of 2011. We believe this revenue growth demonstrates the resilience of our recurring fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. We believe that financial institutions are increasingly focused on technology solutions that can help them win and retain customers, generate incremental revenue and enhance their operating efficiency. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house transaction processing solutions to outsourced solutions.

In each of 2010 and 2009, approximately 1% of all financial institutions in the United States failed or were subject to government action, which resulted in the loss of a small number of our clients. However, during the first nine months of 2011, the number of government actions and the average size of institutions impacted by such actions decreased as compared to the same period in 2010. Bank failures and forced consolidations have been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation benefits us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and negatively impacts us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. These fees are primarily generated when an existing client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action.

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

	Three Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2011	2010	2011	2010	$	%
Revenue:
Processing and services	$882	$858	83.0%	83.7%	$24	3%
Product	181	167	17.0%	16.3%	14	8%

Total revenue	1,063	1,025	100.0%	100.0%	38	4%

Expenses:
Cost of processing and services	490	461	55.6%	53.7%	29	6%
Cost of product	141	128	77.9%	76.6%	13	10%

Sub-total	631	589	59.4%	57.5%	42	7%
Selling, general and administrative	189	185	17.8%	18.0%	4	2%

Total expenses	820	774	77.1%	75.5%	46	6%

Operating income	243	251	22.9%	24.4%	(8)	(3%)
Interest expense, net	(45)	(49)	(4.2%)	(4.8%)	(4)	(8%)
Loss on early debt extinguishment	(24)	—	(2.3%)	—	24	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$174	$202	16.4%	19.7%	$(28)	(14%)

	Nine Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2011	2010	2011	2010	$	%
Revenue:
Processing and services	$2,628	$2,545	82.7%	83.3%	$83	3%
Product	548	510	17.3%	16.7%	38	7%

Total revenue	3,176	3,055	100.0%	100.0%	121	4%

Expenses:
Cost of processing and services	1,443	1,380	54.9%	54.2%	63	5%
Cost of product	436	393	79.6%	77.1%	43	11%

Sub-total	1,879	1,773	59.2%	58.0%	106	6%
Selling, general and administrative	582	542	18.3%	17.7%	40	7%

Total expenses	2,461	2,315	77.5%	75.8%	146	6%

Operating income	715	740	22.5%	24.2%	(25)	(3%)
Interest expense, net	(138)	(140)	(4.3%)	(4.6%)	(2)	(1%)
Loss on early debt extinguishment	(85)	—	(2.7%)	—	85	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$492	$600	15.5%	19.6%	$(108)	(18%)

(1)

Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

Total Revenue

	Three Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2011	$587	$487	$(11)	$1,063
2010	548	486	(9)	1,025

Revenue growth	$39	$1	$(2)	$38
Revenue growth percentage	7%	—		4%

	Nine Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2011	$1,746	$1,464	$(34)	$3,176
2010	1,627	1,445	(17)	3,055

Revenue growth	$119	$19	$(17)	$121
Revenue growth percentage	7%	1%		4%

Total revenue increased $38 million, or 4%, in the third quarter of 2011 compared to 2010 and increased $121 million, or 4%, in the first nine months of 2011 compared to 2010. Revenue growth in 2011 was driven primarily by improved growth in our Payments segment. Revenue from acquired companies contributed $5 million to revenue in the third quarter of 2011 and $12 million to revenue in the first nine months of 2011.

Total revenue in our Payments segment during the third quarter and first nine months of 2011 increased $39 million, or 7%, and $119 million, or 7%, respectively, compared to 2010. Revenue from acquired companies totaled $4 million and $10 million in the third quarter and first nine months of 2011, respectively. Payments segment revenue growth during 2011 was driven primarily by new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our electronic banking and card services businesses. In addition, higher postage pass-through revenue, which is included in both product revenue and cost of product, in our output solutions business contributed approximately two percentage points of growth in this segment during the first nine months of 2011.

Total revenue in our Financial segment during the third quarter of 2011 was consistent with the third quarter of 2010, and total revenue in the first nine months of 2011 increased $19 million, or 1%, compared to 2010. Revenue growth in our Financial segment during 2011 was favorably impacted by increased processing and services revenue in our bank and credit union account processing businesses, partially offset by continued volume declines in our check processing business. In addition, lower software license and contract termination fee revenue negatively impacted revenue growth in this segment by approximately one percentage point during the first nine months of 2011.

Total Expenses

Total expenses increased $46 million, or 6%, in the third quarter of 2011 compared to 2010 and increased $146 million, or 6%, in the first nine months of 2011 compared to 2010. Total expenses as a percentage of total revenue were 77.1% and 75.5% in the third quarter of 2011 and 2010, respectively, and were 77.5% and 75.8% in the first nine months of 2011 and 2010, respectively.

Cost of processing and services as a percentage of processing and services revenue was 55.6% and 53.7% in the third quarter of 2011 and 2010, respectively, and 54.9% and 54.2% in the first nine months of 2011 and 2010, respectively. Cost of processing and services as a percentage of processing and services revenue in the three and nine months ended September 30, 2011 was negatively impacted by increased expenses associated with the development and support of new and existing products and services.

Cost of product as a percentage of product revenue increased from 76.6% and 77.1% in the third quarter and first nine months of 2010, respectively, to 77.9% and 79.6% in the third quarter and first nine months of 2011, respectively. The increase in cost of product as a percentage of product revenue was due primarily to an increase in postage pass-through revenue and expenses in our output solutions business.

Selling, general and administrative expenses increased $4 million, or 2%, in the third quarter of 2011 compared to 2010 and increased $40 million, or 7%, in the first nine months of 2011 compared to 2010. The increase in selling, general and administrative expenses in the first nine months of 2011 compared to 2010 was primarily due to $18 million of employee severance expenses recognized in the first quarter of 2011, higher merger, integration and legal costs in 2011 totaling $18 million, and a $5 million gain on the sale of a facility which reduced expenses in the first quarter of 2010.

Operating Income and Operating Margin

	Three Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Operating income:
2011	$162	$143	$(62)	$243
2010	159	143	(51)	251

Operating income growth (decline)	$3	$—	$(11)	$(8)
Operating income growth (decline) percentage	2%	—		(3%)

Operating margin:
2011	27.6%	29.4%		22.9%
2010	29.0%	29.5%		24.4%
Operating margin decline (1)	(1.4%)	(0.1%)		(1.5%)

	Nine Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Operating income:
2011	$482	$435	$(202)	$715
2010	458	430	(148)	740

Operating income growth (decline)	$24	$5	$(54)	$(25)
Operating income growth (decline) percentage	5%	1%		(3%)

Operating margin:
2011	27.6%	29.7%		22.5%
2010	28.2%	29.8%		24.2%
Operating margin decline (1)	(0.6%)	(0.1%)		(1.7%)

(1)	Represents the percentage point decline in operating margin.

Total operating income of $243 million in the third quarter of 2011 decreased $8 million, or 3%, from the third quarter of 2010, and total operating income of $715 million in the first nine months of 2011 decreased $25 million, or 3%, compared to 2010. Operating income in our Payments and Financial segments increased 5% and 1%, respectively, and the operating loss in our Corporate and Other segment increased $54 million in the first nine months of 2011 compared to 2010. Our operating margin decreased 150 basis points and 170 basis points to 22.9% and 22.5% in the third quarter and first nine months of 2011, respectively, primarily due to increased operating losses in our Corporate and Other segment.

Operating income in our Payments segment increased $3 million, or 2%, in the third quarter of 2011 compared to 2010. Operating margin decreased 140 basis points to 27.6% in the third quarter of 2011 compared to 29.0% in the third quarter of 2010. In the first nine months of 2011, operating income in our Payments segment increased $24 million, or 5%, and operating margin decreased 60 basis points to 27.6% compared to 2010. Operating margins in 2011were favorably impacted by increased operating leverage and scale efficiencies in our electronic payments businesses and negatively impacted by increased expenses associated with the development and support of new and existing products and services and an increase in postage pass-through costs, which are included in both revenue and expenses.

Operating income in our Financial segment during the third quarter of 2011 was consistent with the third quarter of 2010, and operating income in the first nine months of 2011 increased $5 million, or 1%, compared to 2010. Operating margin decreased 10 basis points to 29.4% in the third quarter of 2011 compared to 2010 and decreased 10 basis points to 29.7% in the first nine months of 2011 compared to 2010. Operating income and operating margins in 2011 were positively impacted by revenue growth and scale efficiencies in our account processing businesses and were negatively impacted by a decrease in higher margin software license and contract termination fee revenue and by increased expenses in support of our new Acumen account processing platform.

The operating loss in our Corporate and Other segment increased $11 million and $54 million in the third quarter and first nine months of 2011, respectively, compared to 2010. The increase in the third quarter of 2011 was due primarily to higher merger and integration related costs including costs associated with our acquisition of CashEdge. In the first nine months of 2011, the increase was due primarily to employee severance costs of $18 million in the first quarter of 2011, higher merger, integration and legal expenses totaling $21 million, a $5 million increase in amortization of acquisition-related intangible assets, and a $5 million gain on the sale of a facility recorded in the first quarter of 2010.

Interest Expense, Net

Interest expense decreased $4 million, or 8%, in the third quarter of 2011 compared to 2010 and decreased $2 million, or 1%, in the first nine months of 2011 compared to 2010. The decrease in the third quarter of 2011 was primarily due to decreases in average outstanding borrowings and interest rates in 2011 compared to 2010.

Loss on Early Debt Extinguishment

In June 2011, we purchased $700 million aggregate principal amount of our 6.125% senior notes due in November 2012 in a tender offer for $754 million, and in July 2011, we redeemed the remaining $300 million aggregate principal amount of these notes for $322 million. We recorded a pre-tax loss on early debt extinguishment for the premiums paid and other costs associated with these transactions of $61 million and $24 million in the second and third quarters of 2011, respectively.

Income Tax Provision

Our effective income tax rate was 31.8% and 34.2% in the third quarter and first nine months of 2011, respectively, and 35.8% and 37.3% in the third quarter and first nine months of 2010, respectively. The lower effective tax rates in 2011 were primarily due to the resolution of tax audits, increased research and development credits and changes in state tax laws. The benefit related to the research and development credit was not included in the determination of our effective tax rate for the nine month period ended September 30, 2010 because it was enacted in the fourth quarter of 2010.

Income from Investment in Unconsolidated Affiliate

Our 49% share of the income of StoneRiver Group, L.P. (“StoneRiver”) was $8 million and $5 million in the third quarter of 2011 and 2010, respectively, and $14 million and $11 million in the nine months ended September 30, 2011 and 2010, respectively. The increases in income during 2011 were primarily due to a gain on the sale of a business recognized by StoneRiver of which our share was $3 million.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.89 in the third quarter of 2011 and 2010 and was $2.33 and $2.54 in the first nine months of 2011 and 2010, respectively. Net income per share-diluted from continuing operations in the third quarter and first nine months of 2011 was negatively impacted by $0.11 per share and $0.37 per share, respectively, due to losses on early debt extinguishment. In addition, net income per share-diluted from continuing operations in the first nine months of 2011 was negatively impacted by $0.08 per share due to employee severance expenses in the first quarter of 2011. The amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.17 per share and $0.15 per share in the third quarter of 2011 and 2010, respectively, and $0.51 per share and $0.45 per share in the first nine months of 2011 and 2010, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $281 million at September 30, 2011, and available borrowings under our revolving credit facility of $852 million at September 30, 2011.

	Nine Months Ended
	September 30,		Increase (Decrease)
(In millions)	2011	2010	$	%
Income from continuing operations	$338	$387	$(49)
Depreciation and amortization	259	252	7
Share-based compensation	29	29	—
Loss on early debt extinguishment	85	—	85
Dividend from unconsolidated affiliate	12	—	12
Net changes in working capital and other	(42)	(14)	(28)

Operating cash flow	$681	$654	$27	4%

Capital expenditures	$144	$129	$15	12%

Our net cash provided by operating activities from continuing operations, or operating cash flow, was $681 million in the first nine months of 2011, an increase of 4% compared with $654 million in 2010. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Capital expenditures increased $15 million in the first nine months of 2011, compared to 2010, and were less than 5% of our total revenue in the first nine months of 2011 and 2010. The increase in capital expenditures was primarily due to equipment purchases associated with a new data center.

In 2011, we acquired CashEdge, M-Com, and two other companies for an aggregate purchase price of $511 million, net of cash acquired. During the first nine months of 2011, we purchased $484 million of our common stock. As of September 30, 2011, we had approximately 5.7 million shares remaining under our existing authorization. Shares repurchased are generally held for issuance in connection with our equity plans. During the third quarter of 2011, we received a $54 million cash dividend from StoneRiver, in which we own a 49% interest. The portion of this dividend that represented a return on our investment, $12 million, is reported in cash flows from operating activities.

Long-Term Debt

	September 30,	December 31,
(In millions)	2011	2010
Revolving credit facility	$120	$—
Senior term loan	1,100	1,100
6.125% senior notes due 2012	—	999
3.125% senior notes due 2015	299	299
3.125% senior notes due 2016	600	—
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	—
Other borrowings	51	9

Long-term debt (including current maturities)	$3,518	$3,356

In June 2011, we issued senior notes due in 2016 and 2021 for a total of $1.0 billion with a weighted-average interest rate of 3.8% and used the proceeds to repay our senior notes due in 2012. In June 2011, we purchased $700 million aggregate principal amount of our 6.125% senior notes due in November 2012 in a tender offer for $754 million, and in July 2011, we redeemed the remaining $300 million aggregate principal amount of these notes for $322 million. We recorded a pre-tax loss on early debt extinguishment for the premiums paid and other costs associated with these transactions of $61 million and $24 million in the second and third quarters of 2011, respectively. In September 2011, we funded the $460 million purchase price for our acquisition of CashEdge with existing cash and a portion with borrowings under our revolving credit facility of which $120 million was outstanding at September 30, 2011.

At September 30, 2011, our senior notes outstanding totaled $2.25 billion and our unsecured senior term loan borrowings were $1.1 billion. Interest on our senior notes is paid semi-annually. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below.

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

We maintain a $1.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest (1.7% at September 30, 2011) at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The facility expires in September 2014. As of September 30, 2011, there were outstanding borrowings of $120 million and letters of credit totaling $28 million outstanding under the facility, and we had available borrowings of $852 million. During the first nine months of 2011, we were in compliance with all financial debt covenants, including those contained in our senior term loan and our senior notes.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2011	—	$—	—	6,654,665
August 1-31, 2011	941,093	53.63	941,093	5,713,572
September 1-30, 2011	—	—	—	5,713,572

Total	941,093		941,093

(1)	On May 25, 2011, we announced that our board of directors authorized the purchase of up to 7.5 million shares of our common stock. This repurchase authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: November 2, 2011	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated November 2, 2011

31.2	Certification of the Chief Financial Officer, dated November 2, 2011

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated November 2, 2011

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.