Form 10-K
period 2011-12-31
FISERV INC
filed 2012-02-24
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                      December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:             0-14948

Fiserv, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1506125
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

255 Fiserv Dr., Brookfield, WI 53045

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code:          (262) 879-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Large Accelerated Filer ☑   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2011 (the last trading day of the second fiscal quarter) was $8,707,371,239 based on a closing price of $62.63 on the Nasdaq stock market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 17, 2012 was 138,588,647.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2012 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer; legislative and regulatory actions in the United States and internationally, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations; our ability to successfully integrate recent acquisitions into our operations; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our strategic initiatives; our ability to comply with government regulations, including privacy regulations; and other factors discussed in this report under the heading “Risk Factors.” You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

PART I

In this report, all references to “we,” “us” and “our” refer to Fiserv, Inc. (“Fiserv”), a Wisconsin corporation, and, unless the context otherwise requires, its consolidated subsidiaries.

Item 1. Business

Overview

Fiserv, Inc. is a leading global provider of financial services technology. We are publicly traded on the NASDAQ Global Select Market and part of the S&P 500 Index. We serve approximately 16,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants and government agencies. We provide account processing systems; electronic payments processing products and services, such as electronic bill payment and presentment, card-based transaction processing and network services, ACH transaction processing, account-to-account transfer products and person-to-person payments; Internet and mobile banking systems; and related services including document and payment card production and distribution, check processing and imaging, source capture systems, and lending and risk management products and services. The majority of the services we provide are necessary for our clients to operate their business and are, therefore, non-discretionary in nature. Our operations are principally located in the United States where we operate data and transaction processing centers, develop software, perform item processing and check imaging, and provide technology support. We also own a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is comprised of our former insurance businesses.

In 2011, we had $4.3 billion in total revenue, $953 million in net cash provided by operating activities from continuing operations and income from continuing operations of $491 million. Processing and services revenue, which in 2011 represented 82% of our consolidated revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years, and we have had high contract renewal rates with our clients. In 2011, 2010 and 2009, our international operations contributed 7%, 6% and 5% of total revenue, respectively.

We have grown our business by developing highly specialized services and product enhancements, adding new clients, and acquiring businesses that complement ours. In 2007, we acquired CheckFree Corporation

(“CheckFree”), the leading provider of electronic bill payment processing and presentment services and Internet banking solutions. The acquisition was the largest in our history, has enabled us to deliver a wide range of integrated products and services, and has created new opportunities for growth.

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

The growing volume and types of payment transactions and the increased focus on new channels such as Internet banking and mobile banking have increased the data and transaction processing needs of financial institutions. We believe that financial institutions will need to continue to invest significant capital and human resources to process transactions, manage information and offer innovative new services to their customers in this rapidly evolving and competitive environment. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments.

The number of financial institutions in the United States has declined steadily at a cumulative annual rate of approximately three percent per year since 1985. Despite this consolidation, the number of customers and accounts, and the amount of deposits serviced by the financial industry as a whole, has increased over the same period. Transaction growth, particularly in electronic payment transactions, has also continued to increase. In addition, our revenue is diversified and our focus on long-term client relationships and recurring, transaction-oriented products and services has reduced the impact that consolidation has had on us. We also have clients that span the entire range of financial institutions in terms of asset size, and our 50 largest financial institution clients represent less than 25% of our annual revenue. In recent years, many of our financial institution clients have finalized their spending decisions later in the year. As a result, we have seen, and expect to continue to see, a larger percentage of our annual revenue occurring in the second half of the year.

We anticipate that demand for products that facilitate customer interaction with financial institutions, including electronic transactions through the Internet or mobile devices, sometimes referred to as “digital channels,” will continue to increase, which should translate to revenue opportunities for us. As a result, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth. In addition, we believe that the integration of our products and services creates a compelling value proposition for our clients. Our operations are reported in the Payments and Industry Products (“Payments”) and Financial Institution Services (“Financial”) business segments.

Payments

The businesses in our Payments segment provide financial institutions and other companies with the products and services required to process electronic payment transactions and to offer their customers access to financial services through digital channels. Financial institutions and other companies have increasingly relied on third-party providers for those products and services, either on a licensed software or outsourced basis, as an increasing number of payment transactions are completed electronically and as our clients’ customers seek the convenience of 24-hour digital access to their financial accounts. Within the Payments segment, we primarily provide electronic bill payment and presentment services, debit and other card-based payment products and services, Internet and mobile banking software and services, and other electronic payments software and services including account-to-account transfers and person-to-person payments. Our businesses in this segment also provide investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services.

Financial

The businesses in our Financial segment provide financial institutions with the products and services they need to run their operations. Many financial institutions that previously developed their own software systems and maintained their own data processing operations now license software from third-parties or outsource their data processing requirements by contracting with third-party processors. This has allowed them to reduce costs and enhance their products, services, capacity and capabilities. The licensing of software reduces the need for costly technical expertise within a financial institution, and outsourcing through the utilization of service bureaus or facilities or resource management capabilities reduces the infrastructure and other costs required to operate systems internally. Within the Financial segment, we provide banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions.

Our Strategy

Our vision is to be a global leader in transaction-based technology solutions. Our mission is to provide integrated technology and services solutions that enable best-in-class results for our clients. We are focused on operating businesses where we have: deep industry expertise that enables us to serve the market with high effectiveness; a strong competitive position, currently or via a clear path in the foreseeable future; long-term, trusted client relationships which are based on recurring services and transactions; differentiated solutions that deliver value to our clients through integration and innovation; and strong management to execute strategies in a disciplined manner. Consistent with this focus, we continue to operate our business in accordance with the following strategic framework:

•

Portfolio Management. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps fill a specific market requirement; an opportunity to change market dynamics; a way to achieve business scale; or similar considerations. We expect to divest businesses that are not in line with our market, product or financial strategies.

•

Client Relationship Value. We plan to increase the number and breadth of our client relationships by, among other matters: continuing to integrate our products, services and sales groups; combining products and services to deliver enhanced, integrated value propositions; and improving the quality of our client service and support.

•

Operational Effectiveness. We believe we can improve the quality of our client delivery while reducing our costs by using the opportunities created by our size and scale. For example, we are using our consolidated buying power and shared utility structures to provide cost savings.

•

Capital Discipline. We intend to make capital allocation decisions that offer the best prospects for our long-term growth and profitability, which may include, among other matters, internal investment, repayment of debt, repurchases of our own shares or acquisitions.

•	Innovation. Finally, we seek to be an innovation leader in all of our key markets, leveraging our assets and capabilities to be at the forefront of our industry.

Principal Solutions and Services

Financial information regarding our business segments is included in Note 8 to the consolidated financial statements on page 52.

Payments

Electronic Banking

Our electronic banking business is comprised of electronic bill payment and presentment services, biller services, digital channel services, and other electronic payments services such as person-to-person payments and account-to-account transfers.

Electronic bill payment and presentment

Our principal electronic bill payment and presentment product, CheckFree® RXP®, allows our clients’ customers: to manage household bills via an easy-to-use, online tool; to view relevant billing and payment information; to pay and manage all of their bills in one place; to experience the same speed of payment they would normally have at a biller’s site; and to make convenient next-day payments to many of the companies with which they do business. We use our systems to process the vast majority of the payment transactions that we handle, which enables us to improve our economies of scale. Once a consumer has accessed the system through a financial institution, he or she can elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the U.S.

Biller

Our biller business provides expedited bill payment processing and electronic bill distribution services to companies that deliver substantial volumes of bills to their customer base. We believe that consumers will continue to shift their financial transactions from traditional, paper-based methods to electronic methods if they have easy-to-access, easy-to-use, secure and cost-effective methods of receiving and paying their bills electronically. Consumers access our electronic billing and payment systems by accessing a financial institution’s or a biller’s webpage, via www.mycheckfree.com or by using an application on a mobile device. Additionally, consumers can make bill payments, including emergency or expedited payments, via the Internet or phone or at our nationwide walk-in bill payment locations. These diverse services allow customers of our clients to pay bills wherever, whenever and however they feel most comfortable. Furthermore, because our biller clients are able to receive all of these services from us, we can eliminate the operational complexity and expense of supporting multiple vendor systems or in-house developed systems. Our electronic biller services business also offers a host of club management and electronic financial transaction services within the health and fitness industry.

Digital channels

Our principal online consumer and business banking products for larger financial institutions are Corillian Online® and Corillian® Business Online, platforms upon which we have built a number of software applications to support multiple lines of banking businesses. Using universal standards, Corillian Online and Corillian Business Online have been designed to be highly scalable to meet the evolving needs of our clients. This structure enables our clients to deploy new services by adding and integrating applications, such as electronic bill payment and online banking solutions, to any Internet connected point-of-presence.

Our Mobiliti™ product provides a variety of mobile banking and payments services, including balance inquiry, transaction history, bill payment, person-to-person payments and transfers through a mobile device to our clients and their customers. It enables financial institutions to reach more consumers than via other mobile technologies because it supports all three mobile access modes: browser, application and text. In the first quarter of 2011, we acquired Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, to enhance our mobile and payment capabilities.

Person-to-person payments and other electronic transactions

In 2010, we introduced ZashPay®, a person-to-person payments service that enables the secure, electronic movement of money to and from U.S.-based bank accounts, typically within one to three business days. Using our existing bill payment network, a payment is originated directly from the sender’s bank account and is transmitted directly into the recipient’s bank account, utilizing the same secure processes as an online banking transaction. ZashPay can be accessed via a Fiserv website, www.zashpay.com, or through the websites of participating financial institutions.

In September 2011, we acquired CashEdge, Inc. (“CashEdge”), a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments and person-to-person payments. CashEdge’s person-to-person payments solution, Popmoney®, adds complementary and advanced features to our existing offering and expands the reach of our network of financial institutions, consumers and small businesses that use the service. As of December 31, 2011, nearly 1,400 financial institutions have agreed to offer our person-to-person payments services.

Card Services

Our card services business is a leader in electronic funds transfer and provides a total payments solution through a variety of products and services. We offer ATM and point of sale PIN-based debit transaction processing, signature debit processing, ATM driving and monitoring, private label and bankcard credit card processing, electronic benefits transfer switching, prepaid program development and management, and national and regional network access. We own the ACCEL/Exchange® network and operate approximately 19,000 ATMs. Comprehensive integration with our account processing products and services allows us to reduce costs and increase efficiencies for our clients through enterprise offerings in areas such as risk management and loyalty rewards. Our card services business has more than 4,300 clients including banks and credit unions of all asset sizes, resellers (via both business alliance and remarketer agreements), finance companies, independent sales organizations and merchant acquirers across the U.S. In 2011, we processed more than 10 billion debit and credit transactions, making us one of the largest financial transaction processors in the nation.

Output Solutions

Our output solutions business provides clients with: electronic document management through our electronic document delivery products and services; card manufacturing, personalization and mailing; statement production and mailing; design and fulfillment of direct mail solutions; forms distribution; laser printing and mailing; and office supplies.

Investment Services

We provide products and services to over 325 financial service organizations—including broker dealers, global asset managers, investment advisors, banks and insurance companies—delivering financial planning, portfolio management, enhanced trading capabilities, models management, performance measurement, reporting services, billing, and post-trade processing automation. Our fee-based investment management clients are typically sponsors or managers in the managed accounts and wealth management market that offer a variety of managed account programs to investors. We also support global institutional asset managers and asset servicers which manage investments of institutions and high-net worth individuals. Our primary product is a real-time portfolio management and trading system used by nine of the top ten largest brokerage firms, based on assets under management, and eight of the top ten largest asset managers offering managed accounts. Our market leading platform was used for more than 3.4 million accounts as of December 31, 2011. In addition, our acquisition of AdviceAmerica, Inc. (“AdviceAmerica”) in 2010 extended our capabilities into front-office applications such as financial planning, customer relationship management and proposal tools that support the growing needs of financial advisors.

Risk Management

Our risk management business provides financial crime, compliance, anti-money laundering, fraud prevention, market surveillance and employee fraud detection products and services. Our offerings include Fraud Risk Manager™, Fraud Detection SystemSM, FraudLink® and FraudGuard®.

Financial

We provide products and services to meet the financial technology needs of banks, credit unions, thrifts and leasing and finance companies. Many of the products and services that we provide are sold as an integrated system to our clients and include account, item and lending processing as well as solutions from our Payments segment such as electronic bill payment and presentment, Internet and mobile banking, debit processing and network services and person-to-person payments.

Account Processing

We provide integrated account servicing and management capabilities to our bank, thrift and credit union clients, as well as complementary value-added products and services. Account processing solutions are the principal systems that enable a bank to operate and include systems that process customer deposit and loan accounts, an institution’s general ledgers, central information files and other financial information. These solutions also include extensive security, report generation and other features that financial institutions need to process transactions for their depositors and other customers, as well as to comply with applicable regulations. Account processing solutions are offered through online data transmission connections to our account processing centers, historically called “data centers” or “service bureaus,” as stand-alone licensed software for installation on client-owned computer systems, or via a combination of both. More than one in every three financial institutions in the U.S. uses a Fiserv account processing system.

Although many of our clients contract to obtain all or a majority of their data processing requirements from us, the modular design of many of our software solutions allows clients to start with one application and, as needed, add applications and features developed by us or by third parties. We support a broad range of terminals and other client-owned peripheral devices manufactured by a variety of vendors, which reduces a new client’s initial conversion expenses, enhances existing clients’ ability to change equipment, and broadens our market. The principal account processing solutions used by our bank and thrift clients are Premier®, Precision®, Cleartouch® and Signature®. The Signature system is available both domestically and internationally. The principal account processing solutions primarily used by our credit union clients are Acumen®, Advantage™, CharlotteSM, CubicsPlus®, CUSA®, DataSafe®, Galaxy®, OnCU®, Portico®, Reliance®, Spectrum® and XP2®.

Item Processing and Source Capture

Our item processing business offers products and services to financial institutions and intermediaries. Our image-enabled solutions are offered as in-house or service bureau offerings to thousands of account processing and non-account processing clients. Our remote deposit capture solutions are branded as Source Capture Solutions® and are offered on a common web platform. They include ATM Source Capture™, Branch Source Capture™, Consumer Source Capture™, Merchant Source Capture™, Mobile Source Capture™, Regional Source Capture™, Remittance Coupon Source Capture™ and Teller Source Capture™. Through the Fiserv Clearing Network, we provide complete check clearing and image exchange services. Other solutions include image archive with online retrieval, in-clearings, exceptions and returns, statements and fraud detection. We also provide consulting services, business operations services and related software products that facilitate the transformation of our clients’ payments environments from paper-based to electronic.

Lending Solutions

Our lending business offers products and services to financial institutions and intermediaries, including: loan origination systems, consumer and commercial lease and loan servicing products, and default mitigation and business process outsourcing services; a mortgage loan servicing platform and loan origination and tracking systems; and portfolio analytical services.

Corporate Transactions

As noted above, in 2011, we acquired CashEdge and M-Com; in 2010, we acquired AdviceAmerica; and in 2009, we completed the sale of our loan fulfillment services business (“Fiserv LFS”) and the sale of the balance of our investment support services business (“Fiserv ISS”).

Servicing the Market

The markets for our account and transaction processing services have specific needs and requirements, with strong emphasis placed by clients on flexibility, quality, comprehensiveness and integration of product lines, service reliability, timely introduction of new products and features, cost effectiveness and service excellence. We believe that our financial strength and primary focus on the financial services industry enhances our ability to meet these needs and service our clients. In addition, we believe that our dedication to providing excellent client service and support no matter the size of the client and our commitment of substantial resources to training and technical support helps us to retain clients. For example, we conduct client training in technology centers where we maintain fully equipped demonstration and training facilities that contain equipment used in the delivery of our services. We also provide on-site training services and online education to clients.

Product Development

To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. In each of 2011, 2010 and 2009, product development expenditures represented approximately 9% of our total revenue. Our network of development and technology centers apply the expertise of multiple teams to design, develop and maintain specialized processing systems. Our account processing systems are designed to meet the preferences and diverse requirements of the international, national, regional or local market-specific financial service environments of our clients. In developing our products, we stress interaction with and responsiveness to the needs of our clients, including customization of software to meet client needs. We have adopted web services and service-oriented architecture principles in our software development practices so that we and our clients can benefit from the efficient development of technology. We provide products and services that are designed, developed, maintained and enhanced according to each client’s goals regarding, among other things, service quality, business development, asset and liability mix, and local market positioning.

Intellectual Property

We regard our software, transaction processing services and related products as proprietary, and utilize a combination of patent, copyright, trademark and trade secret laws, internal security practices and employee and third party non-disclosure agreements to protect our intellectual property assets. The majority of our patents cover various electronic billing and payment innovations, other financial software products or services, or aspects of our separately managed accounts services. We continue, where appropriate, to seek and secure patents with respect to our technology. We believe that we possess all proprietary rights necessary to conduct our business.

Competition

The market for technology products and services in the financial industry is highly competitive. Our principal competitors include other vendors of financial services technology, data processing affiliates of large companies, large computer hardware manufacturers and processing centers owned and operated as user cooperatives. In addition, certain existing and potential financial institution clients may have the ability to create their own in-house systems. Some of these competitors possess substantially greater financial, sales and marketing resources than we do and have substantial flexibility in competing with us, including through the use of integrated product offerings and through pricing. Competitive factors for our business include product quality, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price. We believe that we compete favorably in each of these categories. We expect competition to continue to increase as new companies enter our markets and existing competitors expand their product lines and services. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future. Additional information about the markets in which we compete is provided in the segment discussion below.

Payments

Fidelity National Information Services, Inc. (“FIS”), Jack Henry and Associates, Inc. (“Jack Henry”) and Online Resources Corporation compete with us most directly in our bill payment business. Western Union is our primary competitor in our biller-direct bill payment and walk-in payments businesses. A number of other companies compete with us in our card-based payment transaction processing business, including First Data Corporation, MasterCard Incorporated and Visa, Inc. Certain existing and potential financial institution and biller clients also have the ability to develop and use their own in-house systems instead of our products and services. And many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and broader product lines. Our investment services business competes primarily with providers of portfolio accounting software and outsourced services and with in-house solutions developed by large financial institutions.

Financial

Our products and services in the Financial segment compete in several different market segments and geographies, including with large, diversified software and service companies and independent suppliers of software products. This competition is intensified by the efforts of vendors and consultants who encourage clients to establish client-operated data centers and the design and implementation of customized software solutions. We also compete with vendors that offer similar transaction processing products and services to financial institutions, including FIS, Jack Henry and Open Solutions, Inc.

Government Regulation

Fiserv and its subsidiaries are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our operations are examined on a regular basis by state regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Because we use the Federal Reserve’s ACH network to process many of our transactions, we are subject to the Federal Reserve Board’s rules with respect to its ACH network. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients, auditors and regulators.

In addition, in conducting our electronic commerce business, including our walk-in bill payment, prepaid card, online bill payment and Popmoney and ZashPay personal payment services, we are subject to various federal and state laws and regulations relating to the electronic movement of money. In order to comply with our obligations under applicable laws, we are required, among other matters, to comply with annual reporting and licensing requirements, to implement operating policies and procedures to protect the privacy and security of our clients’ information, and to undergo periodic audits and examinations.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted (the “Dodd-Frank Act”). The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; create a new agency responsible for implementing and enforcing compliance with consumer financial laws; introduce more stringent regulatory capital requirements; and implement changes to corporate governance and executive compensation practices. It also calls for a number of studies to be conducted and requires significant rule-making. The Dodd-Frank Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. It is too early, however, to fully determine the overall impact of this complex legislation on us or our clients over the long term.

Employees

We have approximately 20,000 employees, many of whom are specialists in our information management centers and related product and service businesses. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other employees with direct experience in banks, thrifts, credit unions and other financial services environments. Our employees provide expertise in: programming, software development, modification and maintenance; computer operations, network control and technical support; client services and training; business process outsourcing; item and mortgage processing; system conversions; sales and marketing; and account management.

None of our employees in the U.S. are represented by a union, and there have been no work stoppages, strikes or, to our knowledge, attempts to organize. The service nature of our business makes our employees an important corporate asset. Although the market for qualified personnel is competitive, we have not experienced significant difficulty with hiring or retaining our staff of top industry professionals. In assessing potential acquisition candidates, we emphasize the quality and stability of the prospective company’s employees.

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

The market for our services is competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. Many of our larger existing and potential clients have historically developed their key applications in-house. As a result, we often compete against our existing or potential clients’ in-house capabilities. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies, including international providers of similar products and services to ours, having a lower cost structure. We cannot provide any assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us in the markets in which we operate will not materially and adversely affect our business, results of operations and financial condition.

If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose clients.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our clients and their customers will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. We continually engage in significant efforts to upgrade our products and services. If we are unsuccessful in completing or gaining market acceptance of new technology, it would likely have a material adverse effect on our ability to retain existing clients or attract new ones.

If we are unable to renew client contracts at favorable terms, we could lose clients and our results of operations and financial condition may be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with clients generally run for a period of three to five years. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us or to consider whether to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and favorable contract terms, our results of operations and financial condition may be adversely affected.

Consolidations and failures in the banking and financial services industry could adversely affect our revenue by eliminating existing or potential clients and making us more dependent on fewer clients.

Many financial institutions are experiencing operating losses, including some of our clients. In some cases, these operating losses have resulted in the failure and/or consolidation of financial institutions. Failures, mergers and consolidations of financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenue. Further, if our clients fail or merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger financial institutions that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

The market for our electronic transaction services is evolving and may not continue to develop or grow rapidly enough to sustain profitability.

If the number of electronic transactions does not continue to grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, financial condition and results of operations. We believe future growth in the electronic transactions market will be driven by the cost, ease-of-use, security and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services. In addition, if we are unable to continue to decrease the cost of processing transactions, our margins could decrease, which could have a material adverse effect on our results of operations. Our electronic commerce business also relies on contracts with financial services organizations, businesses, billers, Internet portals and other third parties to provide branding for our electronic commerce services and to market our services to their customers. These contracts are important to the growth in demand for our electronic commerce products. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations may have an adverse impact on our clients and our business.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”) and requires the BCFP and other federal agencies to implement numerous new regulations. It is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term. To the extent the regulations adopted pursuant to the Dodd-Frank Act negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or to modify the manner in which we provide products and services to our clients; and such regulations could limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our clients’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

Security breaches or computer viruses could harm our business by disrupting our delivery of services and damaging our reputation.

We receive, process, store and transmit our clients’ and their customers’ sensitive information electronically. Unauthorized access to our computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. We rely on industry-standard encryption, network and Internet security systems; however, advances in criminal capabilities, new discoveries in the field of cryptography or other developments may compromise or breach our security measures. If more restrictive privacy laws, rules or industry security requirements are adopted in the future, including in the foreign jurisdictions in which we operate, we may incur increased compliance costs or become subject to more stringent limitations on business processes. In addition, computer viruses distributed via the Internet could infiltrate our systems, disrupting our delivery of services and making our applications unavailable. Any inability to prevent security breaches or computer viruses or to comply with increasingly stringent privacy laws or security requirements could have a negative impact on our reputation, could expose us to liability, could decrease market acceptance of electronic transactions, and could cause our present and potential clients to choose another service provider. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

We may be sued for infringing the intellectual property rights of others.

Third parties may claim that we are infringing their intellectual property rights. We may expose ourselves to additional liability if we agree to indemnify our clients against third party infringement claims. If the owner of intellectual property establishes that we are, or a client which we are obligated to indemnify is, infringing its intellectual property rights, or that our intellectual property rights are invalid, we may be forced to change our products or services, and such changes may be expensive or impractical. We may then be forced to seek royalty or license agreements from the owner of such rights. If we are unable to agree on acceptable terms, we may be required to discontinue the sale of key products or halt other aspects of our operations. We may also be liable for financial damages for a violation of intellectual property rights, and we may incur expenses in connection with indemnifying our clients against losses suffered by them. Any adverse result related to violation of third party intellectual property rights could materially and adversely harm our business, financial condition and results of operations. Even if intellectual property claims brought against us are without merit, they may result in costly and time consuming litigation, and may divert our management and key personnel from operating our business.

Operational failures could harm our business and reputation.

An operational failure in our transaction processing businesses could harm our business or cause us to lose clients. Interruptions of service could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of service credits or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential clients to choose another service provider.

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

In the past several years, we have sold several businesses, including Fiserv Health, Fiserv ISS, Fiserv Insurance and Fiserv LFS. In connection with these sales, we made representations and warranties about the businesses and their financial affairs and agreed to retain certain liabilities associated with our operation of the businesses prior to their sale. Our obligation to indemnify the purchasers and agreement to retain liabilities could have a material adverse effect on our business, results of operations and financial condition.

Acquisitions subject us to risks, including increased debt, assumption of unforeseen liabilities and difficulties in integrating operations.

A major contributor to our growth in revenue and earnings since our inception has been our ability to identify, acquire and integrate complementary businesses. We anticipate that we will continue to seek to acquire complementary businesses, products and services. We may not be able to identify suitable acquisition candidates in the future, which could adversely affect our future growth. Or, businesses that we acquire may not perform as well as expected or may be more difficult to integrate and manage than expected, which could adversely affect our business and results of operations. We may not be able to fully integrate all aspects of acquired businesses successfully or fully realize the potential benefits of bringing them together. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources.

These risks may arise for a number of reasons: we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms; we face competition for acquisitions from other potential acquirers; we may need to borrow money or sell equity or debt securities to the public to finance future acquisitions and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions; we may incur unforeseen obligations or liabilities in connection with acquisitions; we may need to devote unanticipated financial and management resources to an acquired business; we may not realize expected operating efficiencies or product integration benefits from an acquisition; we could enter markets where we have minimal prior experience; and we may experience decreases in earnings as a result of non-cash impairment charges.

If we fail to comply with applicable regulations our businesses could be harmed.

We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our operations are examined on a regular basis by various federal and state regulatory authorities. It is also possible that new regulations will be imposed on us by the Dodd-Frank Act. If we fail to comply with any applicable regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our client relationships and reputation could be harmed and we could be inhibited in our ability to obtain new clients. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have an adverse impact on our business, results of operations and financial condition.

Our failure to comply with a series of complex regulations in our payments businesses could subject us to liability.

CheckFreePay, a Fiserv subsidiary, is licensed as a money transmitter in those states where such licensure is required. These licenses require us to demonstrate and maintain certain levels of net worth and liquidity and also require us to file periodic reports. In addition, our payments businesses are subject to federal regulation in the United States, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers or the prohibition against us providing money transmitter services in particular jurisdictions.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.

Our balance sheet includes goodwill and intangible assets that represent 77% of our total assets at December 31, 2011. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions, including significant goodwill and intangible assets associated with our acquisition of CheckFree. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2011, we had approximately $3.4 billion of long-term debt, including current maturities. We and our subsidiaries may incur additional indebtedness in the future. Our current level of indebtedness and any future increase in our level of indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if our outstanding senior notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms, particularly given current and anticipated economic and credit market conditions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently operate data, development, item processing and support centers in 139 cities. We own eight buildings, and the remaining 150 locations where we operate our businesses are subject to leases expiring in 2012 and beyond. In addition, we maintain our own national data communication network consisting of communications processors and leased lines. We believe our facilities and equipment are well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster. We also maintain copies of data and software used in our business in locations that are separate from our facilities.

Item 3.	Legal Proceedings

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers as of February 22, 2012, together with their ages, positions and business experience are described below:

Name	Age	Title

Jeffery W. Yabuki	51	President, Chief Executive Officer and Director

James W. Cox	48	Executive Vice President, Corporate Development

Mark A. Ernst	53	Executive Vice President and Chief Operating Officer

Michael P. Gianoni	51	Executive Vice President and Group President, Financial Institutions

Rahul Gupta	52	Executive Vice President and Group President, Digital Payment Solutions

Thomas J. Hirsch	48	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Charles W. Sprague	62	Executive Vice President, General Counsel and Secretary

Steven Tait	52	Executive Vice President and Group President, International

Thomas W. Warsop III	45	Executive Vice President and Group President, Depository Institution Services and Distribution and Sales

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

Mr. Ernst has served as Executive Vice President and Chief Operating Officer since 2011. Prior to joining Fiserv, he served as deputy commissioner for operations support for the Internal Revenue Service from 2009 to 2010, where he was responsible for technology, operations, shared services, human resources and the chief financial office. From 2008 to 2009, he was chief executive officer of Bellevue Capital LLC, a private investment firm; from 2001 to 2007, he served as chairman, president and chief executive officer of H&R Block, Inc., a financial services firm; and from 1998 to 2000, he served as its chief operating officer. His experience, which includes executive positions with the American Express Company, a financial services firm, spans more than 25 years in the financial services industry.

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

Mr. Gupta has served as Executive Vice President and Group President, Digital Payment Solutions since 2011. He joined Fiserv in 2006 as President of our Payments and Industry Products Group and, from 2009 to 2011, served as President of our Card Services business. Prior to joining Fiserv, Mr. Gupta served as president of U.S. operations at eFunds Corporation, a leading payments and risk management solutions provider, and held executive and senior management positions with i2 Technologies, Financial Settlement Matrix, Fidelity Investments and Price Waterhouse Consulting.

Mr. Hirsch has served as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since 2006. Mr. Hirsch joined Fiserv in 1994 as a divisional assistant controller, became assistant corporate controller in 1996, corporate vice president in 1997, corporate controller in 1999 and senior vice president and controller in 2002. Prior to joining Fiserv, Mr. Hirsch was an audit manager with Deloitte & Touche LLP.

Mr. Sprague has served as Executive Vice President, General Counsel and Secretary since 1994. He has been involved with our corporate and legal concerns since we were formed in 1984.

Mr. Tait has served as Executive Vice President and Group President, International since early 2012. He joined Fiserv in 2009 as an Executive Vice President and served as Group President, Depository Institution Services from 2010 to 2011. Prior to joining Fiserv, Mr. Tait served as president of RSM McGladrey, a subsidiary of H&R Block Inc., from 2003 to 2009, and executive vice president, sales and client operations of Gartner, Inc. from 2001 to 2003.

Mr. Warsop has served as Executive Vice President and Group President, Depository Institution Services and Distribution and Sales since early 2012. He joined Fiserv in 2007 and served as Group President, Financial Institutions from 2007 to 2009 and Group President, Global Sales since 2010. Before joining Fiserv, Mr. Warsop served for 17 years in various capacities, including vice president, U.S. financial services, at Electronic Data Systems Corp. (“EDS”), a publicly-traded global technology services company. He also served as a vice president with EDS in the United Kingdom and as president of EDS’s business process outsourcing unit in Asia Pacific.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “FISV.” Set forth below is the high and low sales price of our common stock during the periods presented.

	2011		2010
Quarter Ended	High	Low	High	Low
March 31	$63.88	$57.75	$51.58	$44.80
June 30	64.89	60.46	55.27	44.93
September 30	65.41	48.75	55.09	44.85
December 31	61.27	49.35	60.64	53.11

At December 31, 2011, our common stock was held by 2,538 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. The closing price of our common stock on February 21, 2012 was $65.31 per share. We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2011	-	-	-	5,713,572
November 1-30, 2011	-	-	-	5,713,572
December 1-31, 2011	999,845	$58.04	999,845	4,713,727

Total	999,845		999,845

(1)	On May 25, 2011, we announced that our board of directors authorized the purchase of up to 7.5 million shares of our common stock. On February 22, 2012, our board of directors authorized the purchase of up to 10.0 million additional shares of our common stock. These authorizations do not expire.

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

The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2011 with the S&P 500 Index and the NASDAQ Computer and Data Processing Services Index. The graph assumes that $100 was invested on December 31, 2006 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	December 31,
	2006	2007	2008	2009	2010	2011
Fiserv, Inc.	$100	$106	$69	$92	$112	$112
S&P 500 Index	100	106	67	84	97	99
Nasdaq Computer and Data Processing Services Index	100	122	70	115	131	127

Item 6.	Selected Financial Data

The following data, which has been affected by acquisitions and dispositions, should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

(In millions, except per share data)	2011	2010	2009	2008	2007

Total revenue	$4,337	$4,133	$4,077	$4,587	$3,677

Income from continuing operations	$491	$506	$473	$358	$412
Income (loss) from discontinued operations	(19)	(10)	3	211	27

Net income	$472	$496	$476	$569	$439

Net income (loss) per share – basic:
Continuing operations	$3.44	$3.37	$3.06	$2.21	$2.47
Discontinued operations	(0.13)	(0.07)	0.02	1.30	0.16

Total	$3.31	$3.30	$3.08	$3.51	$2.64

Net income (loss) per share – diluted:
Continuing operations	$3.40	$3.34	$3.04	$2.20	$2.44
Discontinued operations	(0.13)	(0.07)	0.02	1.29	0.16

Total	$3.28	$3.27	$3.06	$3.49	$2.60

Total assets	$8,548	$8,281	$8,378	$9,331	$11,846
Long-term debt (including current maturities)	3,395	3,356	3,641	4,105	5,405
Shareholders’ equity	3,258	3,229	3,026	2,594	2,467

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities and the trends and developments affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

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

•

Results of operations. This section contains an analysis of our results of operations by comparing the results for the year ended December 31, 2011 to the results for the year ended December 31, 2010, and comparing the results for the year ended December 31, 2010 to the results for the year ended December 31, 2009.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2011.

Overview

Company Background

We are a leading global provider of financial services technology. We provide account processing systems, electronic payments processing products and services, Internet and mobile banking systems, and related services. We serve approximately 16,000 clients worldwide including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants and government agencies. The majority of our revenue is generated from recurring account- and transaction-based fees under contracts that generally have terms of three to five years, and we have experienced high contract renewal rates with our clients. The majority of the services we provide are necessary for our clients to operate their business and are, therefore, non-discretionary in nature.

Our operations are primarily in the United States and are comprised of the Payments and Industry Products (“Payments”) segment, the Financial Institution Services (“Financial”) segment and the Corporate and Other segment. The Payments segment primarily provides electronic bill payment and presentment services, debit and other card-based payment products and services, Internet and mobile banking software and services, and other electronic payments software and services including account-to-account transfers and person-to-person payments. Our businesses in this segment also provide investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

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

In the first quarter of 2011, we acquired Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for an aggregate purchase price of approximately $50 million. M-Com enhances our mobile and payments capabilities, and the other acquired companies add to or enhance specific products or services that we already provide.

Enterprise Priorities

We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions that enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2012 are: (i) to deliver improved financial performance including an increased level of high quality revenue growth; (ii) to further center the Fiserv culture on growth resulting in more clients and deeper client relationships and to secure a higher share of strategic solutions; and (iii) to provide innovative solutions that increase differentiation and enhance results for our clients.

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. As a result, financial institutions have exercised caution in their information technology spending. Despite this environment, in 2011, our revenue increased 5%, to $4.3 billion, as compared to 2010; net income per share from continuing operations increased 2% to $3.40, which included a charge of $0.37 per share for the loss on early debt extinguishment, as compared to 2010; and net cash provided by operating activities from continuing operations was $953 million. We believe this revenue growth demonstrates the resilience of our recurring fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. In recent years, many of our financial institution clients have finalized their spending decisions later in the year. As a result, we have seen, and expect to continue to see, a larger percentage of our annual revenue occurring in the second half of the year. We believe that financial institutions are increasingly focused on technology solutions that we provide to help them win and retain customers, generate incremental revenue and enhance their operating efficiency. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house transaction processing solutions to outsourced solutions.

In each of 2010 and 2009, approximately 1% of all financial institutions in the United States failed or were subject to government action. The number of government actions and the average size of institutions impacted by such actions decreased in 2011 as compared to 2010. These reductions resulted in the loss of a small number of our clients. In 2012, we believe that the number of government actions will continue to decline as compared to 2011. Bank failures and forced consolidations have been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation benefits us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and negatively impacts us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. These fees are primarily generated when an existing client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action.

In addition, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. It is too early, however, to fully determine the overall impact of this complex legislation on us or our clients over the long term.

Business Developments

We continue to invest in the development of new and strategic products in categories such as payments, including person-to-person payments; Mobiliti for mobile banking and payments services; account processing, including Acumen, our next generation account processing platform for large credit unions; and others that we believe will increase value to our clients and enhance the capabilities of our existing solutions. We believe our wide range of market-leading solutions along with the investments we are making in new and differentiated products will favorably position us and our clients to capitalize on opportunities in the marketplace.

Critical Accounting Policies

General

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. We base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates.

Acquisitions

We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.

Goodwill and Acquired Intangible Assets

We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. In 2011, we early adopted guidance from the Financial Accounting Standards Board related to the assessment of qualitative factors in evaluating goodwill for impairment. The adoption of this guidance did not impact our consolidated financial statements. When reviewing goodwill for impairment, we first assess numerous qualitative factors to determine whether it is more likely than not that the fair value of our reporting units are less than their respective carrying values. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry and other events specific to our reporting units. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative two-step goodwill impairment test. The first step in this test is to compare the fair value of the reporting unit to its carrying value. We determine the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill of that reporting unit is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions. Our most recent impairment assessment in the fourth quarter of 2011 determined that our goodwill was not impaired. Based on the most recent fair value estimates, the fair value of each of our reporting units exceeded its carrying value by a substantial margin.

We review acquired intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. Measurement of any impairment loss is based on estimated fair value. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our consolidated financial statements. Based on our impairment assessments in 2011, we determined that our acquired intangible assets were not impaired.

Revenue Recognition

The majority of our revenue is generated from monthly account- and transaction-based fees. Deferred revenue consists primarily of advance billings for services. Revenue is recognized as services are provided. Revenue is primarily recognized under service agreements that are long-term in nature, generally three to five years, and that do not require management to make significant judgments or assumptions. Given the nature of our business and the rules governing revenue recognition, our revenue recognition practices do not involve significant estimates that materially affect our results of operations. Additional information about our revenue recognition policies is included in Note 1 to the consolidated financial statements.

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

Processing and Services

Processing and services revenue, which in 2011 represented 82% of our consolidated revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years. Revenue is recognized when the related transactions are processed and services have been performed. Processing and services revenue is most reflective of our business performance because a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; depreciation and amortization; and other operating expenses.

Product

Product revenue, which in 2011 represented 18% of our consolidated revenue, is derived from integrated print and card production (13%) and software licenses (5%). Cost of product includes costs directly associated with the products sold and includes the following: costs of materials and software development; personnel; infrastructure costs; depreciation and amortization; and other costs directly associated with product revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of: salaries, wages and related expenses paid to sales personnel, administrative employees, and management; advertising and promotional costs; depreciation and amortization; and other selling and administrative expenses.

Financial Results

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the consolidated financial statements and accompanying notes.

Years Ended December 31, (In millions)				Percentage of Revenue (1)			Increase (Decrease)
	2011	2010	2009	2011	2010	2009	2011 vs. 2010			2010 vs. 2009

Revenue:
Processing and services	$3,543	$3,415	$3,329	81.7%	82.6%	81.7%	$128	4%		$86	3%
Product	794	718	748	18.3%	17.4%	18.3%	76	11%		(30)	(4%)

Total revenue	4,337	4,133	4,077	100%	100%	100%	204	5%		56	1%

Expenses:
Cost of processing and services	1,941	1,853	1,844	54.8%	54.3%	55.4%	88	5%		9	-
Cost of product	601	533	536	75.7%	74.2%	71.7%	68	13%		(3)	(1%)

Sub-total	2,542	2,386	2,380	58.6%	57.7%	58.4%	156	7%		6	-
Selling, general and administrative	799	740	751	18.4%	17.9%	18.4%	59	8%		(11)	(1%)

Total expenses	3,341	3,126	3,131	77.0%	75.6%	76.8%	215	7%		(5)	-

Operating income	996	1,007	946	23.0%	24.4%	23.2%	(11)	(1%	)	61	6%
Interest expense	(188)	(198)	(220)	(4.3%)	(4.8%)	(5.4%)	(10)	(5%	)	(22)	(10%)
Interest income	6	10	8	0.1%	0.2%	0.2%	(4)	(40%	)	2	25%
Loss on early debt extinguishment	(85)	(26)	-	(2.0%)	(0.6%)	-	59	227%		26	-

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$729	$793	$734	16.8%	19.2%	18.0%	$(64)	(8%	)	$59	8%

(1)  Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

Years Ended December 31,			Corporate
(In millions)	Payments	Financial	and Other	Total

Total revenue:
2011	$2,381	$2,004	$(48)	$4,337
2010	2,208	1,951	(26)	4,133
2009	2,160	1,942	(25)	4,077

2011 Revenue growth	$173	$53	$(22)	$204
2011 Revenue growth percentage	8%	3%		5%

2010 Revenue growth	$48	$9	$(1)	$56
2010 Revenue growth percentage	2%	-		1%

Operating income:
2011	$656	$613	$(273)	$996
2010	625	591	(209)	1,007
2009	617	569	(240)	946

Operating income growth (decline):
2011	$31	$22	$(64)	$(11)
2011 percentage	5%	4%		(1%)
2010	$8	$22	$31	$61
2010 percentage	1%	4%		6%

Operating margin:
2011	27.5%	30.6%		23.0%
2010	28.3%	30.3%		24.4%
2009	28.6%	29.3%		23.2%

Operating margin growth (decline): (1)
2011	(0.8%)	0.3%		(1.4%)
2010	(0.3%)	1.0%		1.2%

(1)	Represents the percentage point improvement or decline in operating margin.

Total Revenue

Total revenue increased $204 million, or 5%, in 2011 and increased $56 million, or 1%, in 2010 compared to the prior years. The increase in total revenue during 2011 was primarily due to 8% revenue growth in our Payments segment and 3% revenue growth in our Financial segment, in each case, as compared to 2010. The increase in total revenue during 2010 was primarily due to 2% revenue growth in our Payments segment as compared to 2009. Revenue from acquired companies contributed $30 million and $3 million to revenue in 2011 and 2010, respectively.

Revenue in our Payments segment increased $173 million, or 8%, in 2011 and increased $48 million, or 2%, in 2010 compared to the prior years. Revenue from acquired companies totaled $26 million and positively impacted revenue growth by approximately one percentage point in 2011. Revenue growth in our Payments segment during 2011 and 2010 was primarily driven by our recurring revenue businesses as processing and services revenue increased $99 million, or 6%, and $58 million, or 4%, in 2011 and 2010, respectively. The growth in both years was primarily due to new clients and increased transaction volumes from existing clients in our electronic payments businesses, including our electronic banking and card services businesses. In addition, higher postage pass-through revenue, which is included in both product revenue and cost of product, in our output solutions business contributed approximately three percentage points of growth in this segment in 2011. In 2010, Payments segment revenue growth of 2% was negatively impacted by lower product revenue in our output solutions business, which decreased $10 million, or 2%, as compared to 2009.

Revenue in our Financial segment increased $53 million, or 3%, in 2011 and increased $9 million, or 0.5%, in 2010 compared to the prior years. Revenue growth in our Financial segment was favorably impacted by increases of $42 million and $31 million, or 2% in each of 2011 and 2010, in processing and services revenue due primarily to increased revenue in our bank and credit union account processing businesses and, in 2010, by higher contract termination fee revenue. Revenue growth was negatively impacted by volume declines in our check processing business in 2011 and 2010. In 2011, Financial segment revenue growth was favorably impacted by an $11 million increase in product revenue, primarily due to higher software license revenue, and in 2010, product revenue was negatively impacted by a decline in software license revenue compared to the prior year periods.

Total Expenses

Total expenses increased $215 million, or 7%, in 2011 compared to 2010 and decreased $5 million, or 0.2%, in 2010 compared to 2009. Total expenses as a percentage of total revenue were 77.0%, 75.6% and 76.8% in 2011, 2010 and 2009, respectively.

Cost of processing and services as a percentage of processing and services revenue increased to 54.8% in 2011 and decreased to 54.3% in 2010 from 55.4% in 2009. In 2011 and 2010, cost of processing and services as a percentage of processing and services revenue was favorably impacted by increased operating leverage in our recurring revenue businesses, operating efficiency initiatives across the company, and the implementation of strategic initiatives that lowered our overall cost structure. In 2011, cost of processing and services as a percentage of processing and services revenue was negatively impacted by increased expenses associated with the development and support of new and existing products and services and increased employee compensation costs. These new products and services include Mobiliti for mobile banking and payments services and Acumen, our next generation account processing platform for large credit unions.

Cost of product as a percentage of product revenue was 75.7% in 2011 compared to 74.2% in 2010 and 71.7% in 2009. The increase in cost of product in 2011 was primarily due to an increase in postage pass-through revenue and expenses in our output solutions business. Cost of product was relatively unchanged in 2010 compared to 2009. Cost of product as a percentage of product revenue, however, increased in 2010 due primarily to a decline in higher-margin software license revenue.

Selling, general and administrative expenses increased $59 million, or 8%, and decreased $11 million, or 1%, in 2011 and 2010, respectively, compared to the prior years. The increase in selling, general and administrative expenses in 2011 compared to 2010 was primarily in our Corporate and Other segment due to $18 million of employee severance expenses, increased employee compensation and commission costs totaling $15 million, and higher merger and integration costs of $12 million. The decrease in selling, general and administrative expenses in 2010 compared to 2009 was primarily due to lower employee severance expenses and a $5 million gain on the sale of a facility which reduced expenses in 2010.

Operating Income and Operating Margin

Total operating income decreased $11 million, or 1%, in 2011 and increased $61 million, or 6%, in 2010 compared to the prior years. Operating income in 2011 was negatively impacted by higher expenses in our Corporate and Other segment and favorably impacted by operating income growth of 5% and 4% in our Payments and Financial segments, respectively. Operating margin decreased to 23.0% in 2011 from 24.4% in 2010 and increased in 2010 from 23.2% in 2009. The operating margin decline of 140 basis points in 2011 was primarily due to increased operating losses in our Corporate and Other segment. The operating margin improvement of 120 basis points in 2010 was due in part to operational effectiveness activities and the implementation of strategic initiatives that lowered our overall cost structure.

Operating income in our Payments segment increased $31 million, or 5%, and $8 million, or 1%, in 2011 and 2010, respectively, compared to the prior years. Operating margins were 27.5%, 28.3% and 28.6% in 2011, 2010 and 2009, respectively, and decreased 80 basis points in 2011 and 30 basis points in 2010. Payments segment operating income in 2011 and 2010 was favorably impacted by improved revenue growth and increased operating leverage and scale efficiencies in our electronic payments businesses. Operating margins in 2011 and 2010 were negatively impacted by increased expenses associated with the development and support of new and existing products and services. In addition, operating margin in the Payments segment in 2011 was negatively impacted by approximately 80 basis points due to increased postage pass-through costs, which are included in both revenue and expenses.

Operating income in our Financial segment increased $22 million, or 4%, in each of 2011 and 2010 compared to the prior years. Operating margins improved in both years and were 30.6%, 30.3% and 29.3% in 2011, 2010 and 2009, respectively. These improvements in operating income and operating margin were primarily due to improved revenue growth and cost efficiencies in our bank and credit union account and item processing businesses. In addition, in 2011, operating income and operating margin were positively impacted by higher software license revenue and negatively impacted by increased expenses associated with our new Acumen account processing platform. In 2010, operating income and margins were positively impacted by an increase in higher-margin contract termination fee revenue and negatively impacted by a decrease in higher-margin software license revenue.

The operating loss in our Corporate and Other segment increased $64 million in 2011 and decreased $31 million in 2010 compared to the prior years. The operating loss increase in 2011 was primarily due to employee severance costs of $18 million, higher merger and integration costs of $17 million, a $9 million increase in amortization of acquisition-related intangible assets and a $5 million gain on the sale of a facility recorded in 2010. The operating loss decrease in 2010 compared to 2009 was primarily due to a $21 million decrease in employee severance expenses and lower merger and integration costs associated with our acquisition of CheckFree Corporation (“CheckFree”).

Interest Expense

Interest expense decreased $10 million, or 5%, and $22 million, or 10%, in 2011 and 2010, respectively, compared to the prior years. These decreases were primarily due to lower average interest rates in 2011 and 2010 as compared to the prior years and, in 2010, a reduction in average outstanding borrowings as compared to 2009.

Loss on Early Debt Extinguishment

In June 2011, we purchased $700 million aggregate principal amount of our 6.125% senior notes due in November 2012 in a tender offer for $754 million, and in July 2011, we redeemed the remaining $300 million aggregate principal amount of these notes for $322 million. In October 2010, we purchased $250 million aggregate principal amount of our 6.125% senior notes due in November 2012 for $276 million. We recorded pre-tax losses on early debt extinguishment for the premiums paid and other costs associated with these transactions of $85 million in 2011 and $26 million in 2010.

Income Tax Provision

Our effective income tax rate for continuing operations was 35.1% in 2011, 38.0% in 2010 and 37.2% in 2009. The lower effective tax rate in 2011 compared to 2010 was primarily due to the resolution of tax audits and changes in state tax laws. The higher effective tax rate in 2010 compared to 2009 was primarily due to a tax benefit recognized in 2009 in connection with the final settlement of a CheckFree purchase accounting income tax reserve.

Income from Investment in Unconsolidated Affiliate

Our 49% share of the income of StoneRiver Group, L.P. (“StoneRiver”) was $18 million, $14 million and $12 million in 2011, 2010 and 2009, respectively. In 2011, the $4 million increase in income was primarily due to a $3 million gain on the sale of a business by StoneRiver.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations totaled $(19) million, $(10) million and $3 million in 2011, 2010 and 2009, respectively. In 2009, we recognized a $25 million after-tax gain from the sale of a business.

Net Income Per Share - Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $3.40 in 2011 compared to $3.34 in 2010 and $3.04 in 2009. Net income per share-diluted from continuing operations was negatively impacted by losses on early debt extinguishment of $0.37 per share and $0.11 per share in 2011 and 2010, respectively. In addition, net income per share-diluted from continuing operations was negatively impacted in 2011 by $0.08 per share due to employee severance expenses. The amortization of acquisition-related intangible assets also reduced net income per share-diluted from continuing operations by $0.69, $0.60 and $0.58 in 2011, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the principal and interest requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using our cash flow generated by operations, our cash and cash equivalents at December 31, 2011 of $337 million, and available borrowings under our revolving credit facility.

	Years Ended December 31,		Increase (Decrease)
(In millions)	2011	2010	$	%

Income from continuing operations	$491	$506	$(15)
Depreciation and amortization	349	339	10
Share-based compensation	39	39	-
Loss on early debt extinguishment	85	26	59
Dividend from unconsolidated affiliate	12	40	(28)
Working capital	(20)	(8)	(12)
Other	(3)	16	(19)

Operating cash flow	$953	$958	$(5)	(1%)

Capital expenditures	$192	$175	$17	10%

Our net cash provided by operating activities from continuing operations, or operating cash flow, decreased $5 million, or 1%, to $953 million in 2011 from $958 million in 2010. In 2011, our operating cash flow was negatively impacted by a $28 million decrease in the portion of StoneRiver dividends that are included in operating cash flow and a $12 million increase in working capital compared to 2010. Our current policy is to use our operating cash flow to repay debt and to fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures of $192 million and $175 million in 2011 and 2010, respectively, were less than 5% of our total revenue in each year. The $17 million increase in capital expenditures in 2011 was primarily due to equipment purchases associated with a new data center.

In 2011, we acquired CashEdge, M-Com, and two other companies for an aggregate purchase price of $511 million, net of cash acquired. In 2011 and 2010, we received cash dividends of $54 million and $61 million, respectively, from StoneRiver. The portions of these dividends that represented returns on our investment, $12 million in 2011 and $40 million in 2010, are reported in cash flows from operating activities.

Share Repurchases

We purchased $533 million, $413 million and $175 million of our common stock in 2011, 2010 and 2009, respectively. On May 25, 2011, we announced that our board of directors authorized the purchase of up to 7.5 million shares of our common stock and, as of December 31, 2011, we had 4.7 million shares remaining under this authorization. On February 22, 2012, our board of directors authorized the purchase of up to 10.0 million additional shares of our common stock. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

	December 31,
(In millions)	2011	2010

Senior term loan	$1,100	$1,100
6.125% senior notes due 2012	-	999
3.125% senior notes due 2015	299	299
3.125% senior notes due 2016	599	-
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	-
Other borrowings	49	9

Long-term debt (including current maturities)	$3,395	$3,356

In June 2011, we issued an aggregate of $1.0 billion of senior notes due in 2016 and 2021 and used the proceeds from this offering to repurchase and redeem our senior notes due in 2012. At December 31, 2011, our long-term debt consisted primarily of $1.1 billion senior term loan borrowings and $2.25 billion of senior notes. We were in compliance with all financial debt covenants in 2011.

Senior Term Loan

We maintain an unsecured senior term loan facility with a syndicate of banks. Term loan borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and mature in November 2012. The weighted-average variable interest rate on the term loan borrowings was 1.0% at December 31, 2011. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. At December 31, 2011, a portion of our term loan borrowings, $925 million, was classified in our consolidated balance sheet as long-term debt because we have the intent to refinance this debt on a long-term basis and could do so under our revolving credit facility that expires in 2014.

Senior Notes

In June 2011, we issued $1.0 billion of senior notes comprised of $600 million of 3.125% senior notes due in June 2016 and $400 million of 4.75% senior notes due in June 2021, which pay interest semi-annually on June 15 and December 15 of each year. In September 2010, we issued $300 million of 3.125% senior notes due in October 2015 and $450 million of 4.625% senior notes due in October 2020, which pay interest semi-annually on April 1 and October 1 of each year. Our 6.8% senior notes due in November 2017 pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit: our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person; our and certain of our subsidiaries’ ability to create or assume liens; and our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions.

In June 2011, we purchased $700 million aggregate principal amount of our 6.125% senior notes due in November 2012 in a tender offer for $754 million, and in July 2011, we redeemed the remaining $300 million aggregate principal amount of these notes for $322 million.

Revolving Credit Facility

We maintain a $1.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate (2.3% at December 31, 2011). There are no significant commitment fees and no compensating balance requirements. The facility expires in September 2014. As of December 31, 2011, there were letters of credit totaling $28 million and no borrowings outstanding under the facility. The revolving credit facility contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense.

Interest Rate Hedge Contracts

We maintain interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion to hedge against changes in interest rates and forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $550 million to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps and Forward-Starting Swaps expire in September 2012 and have been designated by us as cash flow hedges. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees. The Forward-Starting Swaps effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 3.2% and 3.9%, respectively.

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

Other

Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2011, we had a credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB- with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements other than letters of credit. The following table details our contractual cash obligations at December 31, 2011:

(In millions)		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt including interest (1)	$4,169	$335	$1,214	$1,080	$1,540
Minimum operating lease payments (1)	350	92	135	71	52
Purchase obligations (1)	147	86	56	5	-
Income tax obligations	27	3	15	6	3

Total	$4,693	$516	$1,420	$1,162	$1,595

(1)	Interest, operating lease and purchase obligations are reported on a pre-tax basis.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, currency exchange rates, indices, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are exposed primarily to interest rate risk and market price risk on outstanding debt, investments of subscriber funds and foreign currency. We actively monitor these risks through a variety of control procedures involving senior management.

In connection with processing electronic payments transactions, the funds we receive from subscribers are invested from the time we collect the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term instruments that are guaranteed by the United States government. Subscriber funds are not included in our consolidated balance sheets and can fluctuate significantly based on consumer bill payment and debit card activity. Based on average subscriber funds balances during 2011 of approximately $1.0 billion, a 1% increase in applicable interest rates would increase our annual pre-tax income by approximately $10 million, and if applicable interest rates decreased to zero, our annual pre-tax income would decrease by less than $5 million.

We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt and through the use of interest rate hedge contracts. We currently use interest rate swaps with total notional values of $1 billion and forward-starting swaps with total notional values of $550 million at December 31, 2011 to partially hedge our exposure to interest rate changes and to control financing costs. Generally, under these swaps, we agree with a counter-party to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional amount. Based on our outstanding debt with variable interest rates at December 31, 2011, a 1% increase in our borrowing rate would increase annual interest expense in 2012 by less than $5 million.

We conduct business in the United States and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar denominated foreign investments and foreign currency transactions. In 2011, 7% of our total revenue was from clients in foreign countries. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at December 31, 2011, there would not have been a material adverse impact on our annual income from continuing operations or financial position.

Item 8.	Financial Statements and Supplementary Data

FISERV, INC.

CONSOLIDATED STATEMENTS OF INCOME

In millions, except per share data Years ended December 31,	2011	2010	2009
Revenue:
Processing and services	$3,543	$3,415	$3,329
Product	794	718	748

Total revenue	4,337	4,133	4,077

Expenses:
Cost of processing and services	1,941	1,853	1,844
Cost of product	601	533	536
Selling, general and administrative	799	740	751

Total expenses	3,341	3,126	3,131

Operating income	996	1,007	946
Interest expense	(188)	(198)	(220)
Interest income	6	10	8
Loss on early debt extinguishment	(85)	(26)	-

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	729	793	734
Income tax provision	(256)	(301)	(273)
Income from investment in unconsolidated affiliate	18	14	12

Income from continuing operations	491	506	473
Income (loss) from discontinued operations, net of income taxes	(19)	(10)	3

Net income	$472	$496	$476

Net income (loss) per share - basic:
Continuing operations	$3.44	$3.37	$3.06
Discontinued operations	(0.13)	(0.07)	0.02

Total	$3.31	$3.30	$3.08

Net income (loss) per share - diluted:
Continuing operations	$3.40	$3.34	$3.04
Discontinued operations	(0.13)	(0.07)	0.02

Total	$3.28	$3.27	$3.06

Shares used in computing net income (loss) per share:
Basic	142.6	150.4	154.5
Diluted	144.2	151.7	155.4

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In millions Years ended December 31,	2011	2010	2009
Net income	$472	$496	$476
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income taxes of $34 million, $12 million and $1 million	(51)	(18)	(2)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income taxes of $21 million, $23 million and $27 million	31	34	40
Foreign currency translation	(8)	3	13

Total other comprehensive income (loss)	(28)	19	51

Comprehensive income	$444	$515	$527

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED BALANCE SHEETS

In millions December 31,	2011	2010
ASSETS
Cash and cash equivalents	$337	$563
Trade accounts receivable, less allowance for doubtful accounts	666	572
Deferred income taxes	44	37
Prepaid expenses and other current assets	309	245

Total current assets	1,356	1,417

Property and equipment, net	258	267
Intangible assets, net	1,881	1,879
Goodwill	4,720	4,377
Other long-term assets	333	341

Total assets	$8,548	$8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$836	$537
Current maturities of long-term debt	179	3
Deferred revenue	369	351

Total current liabilities	1,384	891

Long-term debt	3,216	3,353
Deferred income taxes	617	627
Other long-term liabilities	73	181

Total liabilities	5,290	5,052

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 25.0 million shares authorized; none issued	-	-
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	777	750
Accumulated other comprehensive loss	(78)	(50)
Retained earnings	5,339	4,867
Treasury stock, at cost, 57.8 million and 51.0 million shares	(2,782)	(2,340)

Total shareholders’ equity	3,258	3,229

Total liabilities and shareholders’ equity	$8,548	$8,281

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Common Stock				Retained Earnings	Treasury Stock
In millions	Shares	Amount				Shares	Amount
Balance at December 31, 2008	198	$2	$706	$(120)	$3,895	42	$(1,889)
Net income					476
Other comprehensive income				51
Share-based compensation			36
Shares issued under stock plans including income tax benefits			(15)			(1)	62
Purchases of treasury stock						4	(178)

Balance at December 31, 2009	198	2	727	(69)	4,371	45	(2,005)
Net income					496
Other comprehensive income				19
Share-based compensation			39
Shares issued under stock plans including income tax benefits			(16)			(2)	83
Purchases of treasury stock						8	(418)

Balance at December 31, 2010	198	2	750	(50)	4,867	51	(2,340)
Net income					472
Other comprehensive loss				(28)
Share-based compensation			39
Shares issued under stock plans including income tax benefits			(12)			(2)	91
Purchases of treasury stock						9	(533)

Balance at December 31, 2011	198	$2	$777	$(78)	$5,339	58	$(2,782)

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions Years ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net income	$472	$496	$476
Adjustment for discontinued operations	19	10	(3)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	192	191	188
Amortization of acquisition-related intangible assets	157	148	145
Share-based compensation	39	39	36
Deferred income taxes	29	37	64
Loss on early debt extinguishment	85	26	-
Dividend from unconsolidated affiliate	12	40	-
Settlement of interest rate hedge contracts	(6)	-	-
Other non-cash items	(26)	(21)	(13)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(83)	(12)	44
Prepaid expenses and other assets	(25)	4	(9)
Accounts payable and other liabilities	78	(26)	(71)
Deferred revenue	10	26	(7)

Net cash provided by operating activities from continuing operations	953	958	850

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(192)	(175)	(198)
Payments for acquisitions of businesses, net of cash acquired	(511)	(9)	-
Payments from (advances to) unconsolidated affiliate	42	49	(57)
Other investing activities	(4)	19	7

Net cash used in investing activities from continuing operations	(665)	(116)	(248)

Cash flows from financing activities:
Proceeds from long-term debt	1,189	748	-
Repayments of long-term debt, including premium and costs	(1,226)	(1,060)	(475)
Issuance of common stock and treasury stock	73	62	45
Purchases of treasury stock	(533)	(413)	(175)
Other financing activities	(1)	(8)	4

Net cash used in financing activities from continuing operations	(498)	(671)	(601)

Net change in cash and cash equivalents from continuing operations	(210)	171	1
Net cash transactions transferred (to) from discontinued operations	(16)	29	132
Beginning balance	563	363	230

Ending balance	$337	$563	$363

Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(16)	$14	$(6)
Net cash provided by investing activities	-	15	921
Net cash used in financing activities	-	-	(821)

Net change in cash and cash equivalents from discontinued operations	(16)	29	94
Net cash transactions transferred from (to) continuing operations	16	(29)	(132)
Beginning balance - discontinued operations	-	-	38

Ending balance - discontinued operations	$-	$-	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2011, 2010 and 2009

1.  Summary of Significant Accounting Policies

Description of the Business

Fiserv, Inc. and its subsidiaries (collectively, the “Company”) provide financial services technology to clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants and government agencies. The Company provides account processing systems, electronic payments processing products and services, Internet and mobile banking systems, and related services. The Company is principally located in the United States where it operates data and transaction processing centers, develops software, performs item processing and check imaging and provides technology support.

The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment, the Financial Institution Services (“Financial”) segment and the Corporate and Other segment. The Payments segment primarily provides electronic bill payment and presentment services, debit and other card-based payment products and services, Internet and mobile banking software and services, and other electronic payments software and services including account-to-account transfers and person-to-person payments. The businesses in this segment also provide investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

Principles of Consolidation

The consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Statements of Comprehensive Income

In 2011, the Company early adopted new accounting guidance from the Financial Accounting Standards Board (“FASB”) related to financial statement presentation of comprehensive income. Upon adoption of this guidance, the Company has reported a separate statement of comprehensive income for all periods presented. This guidance does not change the nature of or accounting for items reported within comprehensive income, and the adoption of this guidance did not impact the Company’s results of operations or financial condition.

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

Dispositions

In 2009, the Company completed the sale of its loan fulfillment services business and the remaining operating assets of its investment support services business (“Fiserv ISS”). Revenue from these disposed of businesses totaled $147 million in 2009. Income (loss) from discontinued operations was ($19) million, ($10) million and $3 million in 2011, 2010 and 2009, respectively, and included income tax benefits of $13 million, $14 million and $13 million, respectively. In 2009, income from discontinued operations included an after-tax gain of $25 million, including income taxes of $15 million, with respect to a contingent purchase price payment for Fiserv ISS.

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

Derivative Instruments

Derivative instruments are recorded on the balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the fair value hedge is effective, there is an offsetting adjustment to the basis of the item being hedged. Ineffective portions of changes in the fair value of hedges are recognized in earnings. The Company’s policy is to enter into derivative financial instruments with creditworthy institutions and not to enter into such instruments for speculative purposes.

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

Revenue Recognition

Processing and services revenue is primarily derived from account- and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer and debit

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

processing services, consulting services and software maintenance fees, and is recognized as services are provided. Software maintenance fee revenue for ongoing client support is recognized ratably over the term of the applicable support period, which is generally 12 months. Deferred revenue consists primarily of advance billings for services and is recognized as revenue when the services are provided.

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

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $9 million at December 31, 2011 and 2010.

Settlement Assets and Obligations

Settlement assets of $183 million and $114 million were included in prepaid expenses and other current assets at December 31, 2011 and 2010, respectively, and settlement obligations of $195 million and $119 million were included in accrued expenses at December 31, 2011 and 2010, respectively. Settlement assets and obligations primarily represent amounts receivable from or payable to clients, agents and payment networks associated with the Company’s walk-in and expedited bill payment service businesses. The majority of these assets and obligations result from timing differences, which are typically less than seven days, between collecting funds from payment networks or directly from consumers who are making payments and depositing the funds collected into the Company’s bank accounts. Settlement assets and obligations also arise due to the reporting of transactions to clients prior to fulfilling the payment obligation. The increase in settlement assets and obligations at December 31, 2011 compared to December 31, 2010 was primarily due to timing as settlement balances are typically higher when the last business day of the year is a Friday.

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

Property and Equipment

Property and equipment are reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2011	2010
Land	-	$23	$23
Data processing equipment	3 to 7 years	489	476
Buildings and leasehold improvements	5 to 40 years	190	184
Furniture and equipment	3 to 10 years	163	161

		865	844
Less: accumulated depreciation		(607)	(577)

Total		$258	$267

Depreciation expense for all property and equipment totaled $78 million, $84 million and $91 million in 2011, 2010 and 2009, respectively.

Intangible Assets

Intangible assets consisted of the following at December 31:

2011 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer related intangible assets	$1,699	$440	$1,259
Acquired software and technology	420	204	216
Trade names	114	20	94
Capitalized software development costs	720	477	243
Purchased software	362	293	69

Total	$3,315	$1,434	$1,881

2010 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer related intangible assets	$1,639	$343	$1,296
Acquired software and technology	339	152	187
Trade names	114	14	100
Capitalized software development costs	730	512	218
Purchased software	377	299	78

Total	$3,199	$1,320	$1,879

Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 10 to 20 years. Acquired software and

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

technology represents software and technology intangible assets obtained as part of acquired businesses and are amortized over their estimated useful lives, generally four to eight years. Trade names are amortized over their estimated useful lives, generally 10 to 20 years. Amortization expense for acquired intangible assets, which include customer related intangible assets, acquired software and technology and trade names, totaled $157 million, $148 million and $145 million in 2011, 2010 and 2009, respectively. The Company estimates that annual amortization expense with respect to acquired intangible assets will be approximately $160 million in 2012 through 2014, approximately $150 million in 2015 and approximately $110 million in 2016.

Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Costs are capitalized commencing when the technological feasibility of the software has been established. Routine maintenance of software products, design costs and development costs incurred prior to establishment of a product’s technological feasibility are expensed as incurred. Capitalized software development costs are amortized over their estimated useful lives, generally five years. Gross software development costs capitalized for new products and enhancements to existing products totaled $93 million, $86 million and $81 million in 2011, 2010 and 2009, respectively. Amortization of previously capitalized development costs was $67 million, $58 million and $45 million in 2011, 2010 and 2009, respectively.

Purchased software represents software licenses purchased from third parties and is amortized over the estimated useful lives, generally three to five years. Amortization of purchased software totaled $38 million, $42 million and $43 million in 2011, 2010 and 2009, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. In 2011, the Company early adopted guidance from the FASB related to the assessment of qualitative factors in evaluating goodwill for impairment. The adoption of this guidance did not impact the Company’s consolidated financial statements. When reviewing goodwill for impairment, the Company first assesses numerous qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their respective carrying values. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a two step quantitative impairment test by comparing reporting unit carrying values to estimated fair values. No impairment was identified in the Company’s annual impairment assessment in the fourth quarter of 2011. The changes in goodwill during 2011 and 2010 were as follows:

(In millions)	Payments	Financial	Total

Goodwill - December 31, 2009	$3,108	$1,263	$4,371
Acquired goodwill	6	-	6

Goodwill - December 31, 2010	3,114	1,263	4,377
Acquired goodwill	343	-	343

Goodwill - December 31, 2011	$3,457	$1,263	$4,720

Asset Impairment

The Company reviews property and equipment, intangible assets and its investment in unconsolidated affiliate for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reviews capitalized software development costs for impairment at each balance

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

sheet date. Recoverability of property and equipment and intangible assets is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. The Company’s investment in unconsolidated affiliate is assessed by comparing the carrying amount of the investment to its estimated fair value and is impaired if the decline in fair value is determined to be other than temporary. Measurement of any impairment loss is based on estimated fair value.

Deferred Financing Costs

Deferred financing costs related to the Company’s long-term debt totaled $35 million and $36 million at December 31, 2011 and 2010, respectively. Accumulated amortization was $16 million and $18 million at December 31, 2011 and 2010, respectively. Deferred financing costs are reported in other long-term assets in the consolidated balance sheets and are amortized over the term of the underlying debt using the interest method.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

(In millions)	2011	2010

Trade accounts payable	$96	$92
Settlement obligations	195	119
Accrued compensation and benefits	157	126
Client deposits	114	63
Interest rate hedge contracts (1)	98	-
Other accrued expenses	176	137

Total	$836	$537

(1)

The Company’s interest rate hedge contracts described in Note 4 expire in September 2012. Accordingly, the fair value of such instruments is reported as a current liability at December 31, 2011. At December 31, 2010, a long-term liability of $76 million was recorded related to the fair value of these instruments.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of income taxes, consisted of the following at December 31:

(In millions)	2011	2010

Fair market value adjustment on cash flow hedges	$(71)	$(51)
Foreign currency translation	(5)	3
Other	(2)	(2)

Total	$(78)	$(50)

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options and restricted stock units and are computed using the treasury stock method. In 2011, 2010 and 2009, the Company excluded 0.9 million, 2.8 million and 2.9 million weighted-average shares, respectively, from the calculations of common stock equivalents for anti-dilutive stock options.

The computation of shares used in calculating basic and diluted net income per share is as follows:

(In millions)	2011	2010	2009

Weighted-average common shares outstanding used for the calculation of net income per share - basic	142.6	150.4	154.5
Common stock equivalents	1.6	1.3	0.9

Total shares used for the calculation of net income per share - diluted	144.2	151.7	155.4

Supplemental Cash Flow Information

(In millions)	2011	2010	2009

Interest paid	$183	$182	$211
Income taxes paid	195	209	242
Liabilities assumed in acquisitions of businesses	18	1	-
Notes received in sale of businesses	-	-	10
Treasury stock purchases settled the following year	9	9	4

2.  Acquisitions

The Company completed four acquisitions in 2011 and one acquisition in 2010. The results of operations for all acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition. Revenue from acquired companies totaled $30 million in 2011. Pro forma information for the Company’s acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.

In September 2011, the Company acquired CashEdge Inc. (“CashEdge”), a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments, and person-to-person payments, for approximately $460 million, net of cash acquired. The acquisition of CashEdge is expected to advance the Company’s digital payments strategies. The purchase price allocation resulted in customer related intangible assets of $54 million, software and technology of $44 million, goodwill of approximately $330 million, net deferred tax assets of $26 million and other identifiable net assets of less than $10 million. The goodwill recognized in this transaction is not expected to be deductible for tax purposes and is primarily attributed to anticipated revenue and earnings growth associated with the products and services that CashEdge provides and the anticipated value of selling CashEdge’s products and services into the Company’s existing client base.

In the first quarter of 2011, the Company acquired Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for an aggregate purchase price of approximately

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

$50 million, net of cash acquired. M-Com enhances the Company’s mobile and payments capabilities, and the other acquired companies add to or enhance specific products or services that the Company already provides. The purchase price allocations for these acquisitions resulted in technology and customer intangible assets totaling approximately $40 million. The remaining purchase price was primarily allocated to goodwill.

3.  Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”) and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $119 million and $156 million at December 31, 2011 and 2010, respectively, and was reported within other long-term assets in the consolidated balance sheets. In 2011 and 2010, the Company received cash dividends of $54 million and $61 million, respectively, from StoneRiver which were recorded as reductions in the Company’s investment in StoneRiver. A portion of the dividends, $12 million in 2011 and $40 million in 2010, represented a return on the Company’s investment and were reported in cash flows from operating activities. In 2010, in a non-cash transaction, the Company retired a $59 million obligation owed to StoneRiver in exchange for the retirement of loans receivable due from StoneRiver totaling $59 million. Also in 2010, the Company received loan repayments from StoneRiver totaling $28 million.

4.  Long-Term Debt

The Company’s long-term debt consisted of the following at December 31:

(In millions)	2011	2010

Senior term loan	$1,100	$1,100
6.125% senior notes due 2012	-	999
3.125% senior notes due 2015	299	299
3.125% senior notes due 2016	599	-
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	-
Other borrowings	49	9

Total debt	3,395	3,356

Less: current maturities	(179)	(3)

Long-term debt	$3,216	$3,353

The estimated fair value of total debt was $3.5 billion at December 31, 2011 and 2010, respectively. The Company was in compliance with all financial debt covenants in 2011. Annual maturities of the Company’s total debt were as follows at December 31, 2011 (in millions):

Years ending December 31,

2012	$179
2013	2
2014	968
2015	299
2016	599
Thereafter	1,348

Total	$3,395

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

Senior Term Loan

The Company maintains an unsecured senior term loan facility with a syndicate of banks. Term loan borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and mature in November 2012. The weighted-average variable interest rate on the term loan borrowings was 1.0% at December 31, 2011. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. At December 31, 2011, $925 million of the Company’s term loan borrowings were classified in the Company’s consolidated balance sheet and this footnote as maturing in September 2014, the date that the Company’s revolving credit facility expires, because the Company has the intent to refinance this debt on a long-term basis and could do so under its revolving credit facility.

Senior Notes

In June 2011, the Company issued $1.0 billion of senior notes comprised of $600 million of 3.125% senior notes due in June 2016 and $400 million of 4.75% senior notes due in June 2021, which pay interest semi-annually on June 15 and December 15 of each year. In September 2010, the Company issued $300 million of 3.125% senior notes due in October 2015 and $450 million of 4.625% senior notes due in October 2020, which pay interest semi-annually on April 1 and October 1 of each year. The Company’s 6.8% senior notes due in November 2017 pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit: the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person; the Company’s and certain of its subsidiaries’ ability to create or assume liens; and the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions.

In June 2011, the Company purchased $700 million aggregate principal amount of its 6.125% senior notes due in November 2012 in a tender offer for $754 million, and in July 2011, the Company redeemed the remaining $300 million aggregate principal amount of these notes for $322 million. In October 2010, the Company purchased $250 million aggregate principal amount of its 6.125% senior notes due in November 2012 for $276 million. The Company recorded pre-tax losses on early debt extinguishment for the premiums paid and other costs associated with these transactions of $85 million in 2011 and $26 million in 2010.

Revolving Credit Facility

The Company maintains a $1.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate (2.3% at December 31, 2011). There are no significant commitment fees and no compensating balance requirements. The facility expires in September 2014. As of December 31, 2011, there were letters of credit totaling $28 million and no borrowings outstanding under the facility. The revolving credit facility contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense.

Interest Rate Hedge Contracts

The Company maintains interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion at December 31, 2011 and 2010 to hedge against changes in interest rates and forward-starting interest rate swap

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

agreements (“Forward-Starting Swaps”) with total notional values of $550 million and $200 million at December 31, 2011 and 2010, respectively, to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps and Forward-Starting Swaps expire in September 2012 and have been designated by the Company as cash flow hedges. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees. The Forward-Starting Swaps effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 3.2% and 3.9%, respectively. The fair values of the Swaps and Forward-Starting Swaps totaled $98 million at December 31, 2011 and were recorded in current liabilities and in accumulated other comprehensive loss, net of income taxes, in the consolidated balance sheet. At December 31, 2010, the fair values of the Swaps and Forward-Starting Swaps totaled $65 million and were recorded as a $76 million long-term liability and an $11 million long-term asset, respectively. The components of other comprehensive income pertaining to interest rate hedge contracts are presented in the consolidated statements of comprehensive income. In 2011 and 2010, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2011, the Company estimates that it will recognize approximately $35 million in interest expense during the next twelve months related to interest rate hedge contracts.

In connection with its issuance of senior notes in 2011, the Company entered into a series of treasury lock agreements (“Treasury Locks”), which were designated as cash flow hedges, with total notional values of $600 million to hedge against changes in interest rates. Upon issuance of the senior notes, the Company paid $6 million to settle the Treasury Locks. This payment was included in cash flows from operating activities, was recorded in accumulated other comprehensive loss, net of income taxes of $2 million, and will be recognized as interest expense over the terms of the senior notes.

5.  Income Taxes

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	2011		2010	2009

Statutory federal income tax rate	35.0%		35.0%	35.0%
State income taxes, net of federal effect	2.2%		2.7%	2.9%
Other, net	(2.1%	)	0.3%	(0.7%	)

Effective income tax rate	35.1%		38.0%	37.2%

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

The income tax provision for continuing operations was as follows:

(In millions)	2011	2010	2009

Current:
Federal	$201	$224	$176
State	18	32	29
Foreign	8	8	4

	227	264	209

Deferred:
Federal	21	32	57
State	5	2	7
Foreign	3	3	-

	29	37	64

Income tax provision	$256	$301	$273

Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2011	2010

Accrued expenses	$42	$36
Interest rate hedge contracts	48	38
Share-based compensation	37	34
Net operating loss and credit carry-forwards	75	26
Other	19	19

Total deferred tax assets	221	153

Software development costs	(91)	(80)
Intangible assets	(630)	(608)
Property and equipment	(49)	(26)
Other	(24)	(29)

Total deferred tax liabilities	(794)	(743)

Total	$(573)	$(590)

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2011	2010

Current assets	$44	$37
Noncurrent liabilities	(617)	(627)

Total	$(573)	$(590)

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

Unrecognized tax benefits were as follows:

(In millions)	2011	2010	2009

Unrecognized tax benefits - Beginning of year	$41	$47	$77
Increases for tax positions taken during the current year	5	5	4
Increases for tax positions taken in prior years	2	1	1
Decreases for tax positions taken in prior years	(7)	(4)	-
Decreases for settlements	(5)	(2)	(34)
Lapse of the statute of limitations	(9)	(6)	(1)

Unrecognized tax benefits - End of year	$27	$41	$47

At December 31, 2011, unrecognized tax benefits of $20 million, net of federal and state benefits, would affect the effective income tax rate from continuing operations if recognized. In 2012, reductions to unrecognized tax benefits for decreases in tax positions taken in prior years, settlements and the lapse of statutes of limitations are estimated to total approximately $3 million. The Company classifies interest and penalties related to income taxes as components of its income tax provision. The income tax provision from continuing operations included interest and penalties on unrecognized tax benefits of less than $2 million in each of 2011, 2010 and 2009. Accrued interest and penalties related to unrecognized tax benefits totaled $5 million and $7 million at December 31, 2011 and 2010, respectively.

The Company’s federal tax returns for 2006 through 2011 and tax returns in certain states and foreign jurisdictions for 2005 through 2011 remain subject to examination by taxing authorities. At December 31, 2011, the Company had federal net operating loss carry-forwards of $157 million, which expire in 2014 through 2031, state net operating loss carry-forwards of $212 million, which expire in 2012 through 2031, and foreign net operating loss carry-forwards of $63 million, $10 million of which expire in 2016 through 2031 and the remainder of which do not expire.

6.  Employee Stock and Savings Plans

Stock Plans

The Company recognizes the fair value of share-based compensation expense for stock options, restricted stock units and shares received by employees under the Company’s employee stock purchase plan in cost of processing and services, cost of product and selling, general and administrative expense in its consolidated statements of income on a straight-line basis over the vesting period of the underlying awards.

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

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

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

Share-based compensation expense was $39 million, $39 million and $36 million in 2011, 2010 and 2009, respectively. The income tax benefits related to share-based compensation totaled $14 million, $13 million and $12 million in 2011, 2010 and 2009, respectively. At December 31, 2011, the total remaining unrecognized compensation cost for unvested stock options and restricted stock units, net of estimated forfeitures, of $54 million is expected to be recognized over a weighted-average period of 2.4 years.

The weighted-average estimated fair value of stock options granted during 2011, 2010 and 2009 was $22.68, $17.46 and $12.76 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2011	2010	2009

Expected life (in years)	6.6	6.6	6.5
Average risk-free interest rate	2.9%	3.3%	2.3%
Expected volatility	31.0%	31.9%	33.7%
Expected dividend yield	0%	0%	0%

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

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)

Stock options outstanding - December 31, 2010	6,582	$43.57
Granted	1,016	61.57
Forfeited	(363)	50.16
Exercised	(1,341)	41.93

Stock options outstanding - December 31, 2011	5,894	$46.64	6.0	$74

Stock options exercisable - December 31, 2011	3,929	$44.32	4.8	$57

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

A summary of restricted stock unit activity is as follows:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value

Restricted stock units - December 31, 2010	1,080	$43.49
Granted	567	58.45
Forfeited	(183)	47.27
Vested	(294)	45.16

Restricted stock units - December 31, 2011	1,170	$49.56

The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2011	2010	2009

Total intrinsic value of stock options exercised	$26	$23	$10
Cash received from stock option exercises	54	47	24
Gross income tax benefit from stock option exercises	10	9	4
Fair value of restricted stock units upon vesting	18	14	4

As of December 31, 2011, 3.9 million share-based awards were available for grant under the Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.5 million, 0.5 million and 0.6 million shares in 2011, 2010 and 2009, respectively. As of January 1, 2012, there were 2.3 million shares available for issuance under the employee stock purchase plan.

Employee Savings Plans

The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries, subject to certain limitations. The Company makes matching contributions, subject to certain limitations, and makes discretionary contributions based upon the attainment of specified financial results. Expenses for company contributions under these plans totaled $38 million, $29 million and $37 million in 2011, 2010 and 2009, respectively.

7.  Leases, Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2011 (in millions):

Years Ending December 31,

2012	$92
2013	78
2014	57
2015	42
2016	29
Thereafter	52

Total	$350

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

Rent expense for all operating leases was $113 million, $110 million and $115 million during 2011, 2010 and 2009, respectively.

Commitments and Contingencies

Litigation

In the normal course of business, the Company and its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.

Electronic Payments Transactions

In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term instruments that are guaranteed by the United States government. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity, and totaled approximately $1.5 billion at December 31, 2011.

Indemnifications and Warranties

Subject to limitations and exclusions, the Company generally indemnifies its clients from certain costs resulting from claims of patent, copyright or trademark infringement associated with its clients’ use of the Company’s products or services. The Company may also warrant to clients that its products and services will operate substantially in accordance with identified specifications. From time to time, in connection with sales of businesses, the Company agrees to indemnify the buyers for liabilities associated with the businesses that are sold. Payments net of recoveries under such indemnification or warranty provisions were not material to the Company’s results of operations or financial position.

8.  Business Segment Information

The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment, the Financial Institution Services (“Financial”) segment and the Corporate and Other segment. The Payments segment primarily provides electronic bill payment and presentment services, debit and other card-based payment products and services, Internet and mobile banking software and services, and other electronic payments software and services including account-to-account transfers and person-to-person payments. The businesses in this segment also provide investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

(In millions)	Payments	Financial	Corporate and Other	Total

2011
Processing and services revenue	$1,736	$1,820	$(13)	$3,543
Product revenue	645	184	(35)	794

Total revenue	2,381	2,004	(48)	4,337
Operating income	656	613	(273)	996
Total assets	6,092	2,131	325	8,548
Capital expenditures	98	80	14	192
Depreciation and amortization expense	95	81	173	349

2010
Processing and services revenue	$1,637	$1,778	$-	$3,415
Product revenue	571	173	(26)	718

Total revenue	2,208	1,951	(26)	4,133
Operating income	625	591	(209)	1,007
Total assets	5,707	1,973	601	8,281
Capital expenditures	91	78	6	175
Depreciation and amortization expense	90	82	167	339

2009
Processing and services revenue	$1,579	$1,747	$3	$3,329
Product revenue	581	195	(28)	748

Total revenue	2,160	1,942	(25)	4,077
Operating income	617	569	(240)	946
Total assets	5,762	2,145	471	8,378
Capital expenditures	103	89	6	198
Depreciation and amortization expense	87	86	160	333

Revenue to clients outside the United States comprised 7%, 6% and 5% of total revenue in 2011, 2010 and 2009, respectively.

9.  Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally and fully and unconditionally guarantee the Company’s indebtedness under its revolving credit facility, senior term loan and senior notes. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis. In 2011, several of the Company’s subsidiaries, which were not previously guarantor subsidiaries, were merged with and into guarantor subsidiaries. The following condensed consolidating financial information reflects this reorganization for all periods presented.

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,582	$1,094	$(133)	$3,543
Product	-	709	147	(62)	794

Total revenue	-	3,291	1,241	(195)	4,337

Expenses:
Cost of processing and services	-	1,427	647	(133)	1,941
Cost of product	-	572	91	(62)	601
Selling, general and administrative	95	494	210	-	799

Total expenses	95	2,493	948	(195)	3,341

Operating income (loss)	(95)	798	293	-	996
Interest expense, net	(140)	(33)	(9)	-	(182)
Loss on early debt extinguishment	(85)	-	-	-	(85)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(320)	765	284	-	729
Income tax (provision) benefit	133	(284)	(105)	-	(256)
Income from investment in unconsolidated affiliate	-	18	-	-	18
Equity in earnings of consolidated affiliates	678	-	-	(678)	-

Income from continuing operations	491	499	179	(678)	491
Income (loss) from discontinued operations, net of income taxes	(19)	-	3	(3)	(19)

Net income	$472	$499	$182	$(681)	$472

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,522	$990	$(97)	$3,415
Product	-	617	136	(35)	718

Total revenue	-	3,139	1,126	(132)	4,133

Expenses:
Cost of processing and services	9	1,369	574	(99)	1,853
Cost of product	1	473	92	(33)	533
Selling, general and administrative	99	450	191	-	740

Total expenses	109	2,292	857	(132)	3,126

Operating income (loss)	(109)	847	269	-	1,007
Interest expense, net	(78)	(100)	(10)	-	(188)
Loss on early debt extinguishment	(26)	-	-	-	(26)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(213)	747	259	-	793
Income tax (provision) benefit	78	(281)	(98)	-	(301)
Income from investment in unconsolidated affiliate	-	14	-	-	14
Equity in earnings of consolidated affiliates	641	-	-	(641)	-

Income from continuing operations	506	480	161	(641)	506
Loss from discontinued operations, net of income taxes	(10)	-	(1)	1	(10)

Net income	$496	$480	$160	$(640)	$496

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,389	$1,018	$(78)	$3,329
Product	-	638	139	(29)	748

Total revenue	-	3,027	1,157	(107)	4,077

Expenses:
Cost of processing and services	2	1,299	621	(78)	1,844
Cost of product	1	473	88	(26)	536
Selling, general and administrative	100	434	217	-	751

Total expenses	103	2,206	926	(104)	3,131

Operating income (loss)	(103)	821	231	(3)	946
Interest (expense) income, net	46	(252)	(6)	-	(212)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(57)	569	225	(3)	734
Income tax (provision) benefit	28	(217)	(85)	1	(273)
Income from investment in unconsolidated affiliate	-	12	-	-	12
Equity in earnings of consolidated affiliates	502	-	-	(502)	-

Income from continuing operations	473	364	140	(504)	473
Income (loss) from discontinued operations, net of income taxes	3	(15)	18	(3)	3

Net income	$476	$349	$158	$(507)	$476

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$73	$71	$193	$-	$337
Trade accounts receivable, net	-	402	264	-	666
Prepaid expenses and other current assets	25	167	161	-	353

Total current assets	98	640	618	-	1,356

Investments in consolidated affiliates	7,864	-	-	(7,864)	-
Goodwill and intangible assets, net	15	5,306	1,280	-	6,601
Other long-term assets	28	452	111	-	591

Total assets	$8,005	$6,398	$2,009	$(7,864)	$8,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$397	$616	$371	$-	$1,384
Long-term debt	3,171	2	43	-	3,216
Due to (from) consolidated affiliates	524	(344)	(180)	-	-
Other long-term liabilities	655	12	23	-	690

Total liabilities	4,747	286	257	-	5,290

Total shareholders’ equity	3,258	6,112	1,752	(7,864)	3,258

Total liabilities and shareholders’ equity	$8,005	$6,398	$2,009	$(7,864)	$8,548

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$343	$68	$152	$-	$563
Trade accounts receivable, net	(2)	376	198	-	572
Prepaid expenses and other current assets	40	131	111	-	282

Total current assets	381	575	461	-	1,417

Investments in consolidated affiliates	7,387	-	-	(7,387)	-
Goodwill and intangible assets, net	7	5,405	844	-	6,256
Other long-term assets	38	476	94	-	608

Total assets	$7,813	$6,456	$1,399	$(7,387)	$8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$87	$492	$312	$-	$891
Long-term debt	3,347	6	-	-	3,353
Due to (from) consolidated affiliates	396	(202)	(194)	-	-
Other long-term liabilities	754	39	15	-	808

Total liabilities	4,584	335	133	-	5,052

Total shareholders’ equity	3,229	6,121	1,266	(7,387)	3,229

Total liabilities and shareholders’ equity	$7,813	$6,456	$1,399	$(7,387)	$8,281

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(10)	$737	$226	$-	$953

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(13)	(144)	(35)	-	(192)
Payments for acquisitions of businesses, net of cash acquired	-	(473)	(38)	-	(511)
Other investing activities	311	45	(7)	(311)	38

Net cash (used in) provided by investing activities from continuing operations	298	(572)	(80)	(311)	(665)

Cash flows from financing activities:
(Repayments of) proceeds from long-term debt, net	(80)	(3)	46	-	(37)
Purchases of treasury stock	(533)	-	-	-	(533)
Other financing activities	71	(159)	(151)	311	72

Net cash used in financing activities from continuing operations	(542)	(162)	(105)	311	(498)

Net change in cash and cash equivalents from continuing operations	(254)	3	41	-	(210)
Net cash flows from discontinued operations	(16)	-	-	-	(16)
Beginning balance	343	68	152	-	563

Ending balance	$73	$71	$193	$-	$337

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(4)	$749	$213	$-	$958

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(6)	(135)	(34)	-	(175)
Other investing activities	939	22	24	(926)	59

Net cash (used in) provided by investing activities from continuing operations	933	(113)	(10)	(926)	(116)

Cash flows from financing activities:
Repayments of long-term debt, net	(308)	(4)	-	-	(312)
Purchases of treasury stock	(413)	-	-	-	(413)
Other financing activities	51	(734)	(189)	926	54

Net cash used in financing activities from continuing operations	(670)	(738)	(189)	926	(671)

Net change in cash and cash equivalents from continuing operations	259	(102)	14	-	171
Net cash flows from discontinued operations	29	-	-	-	29
Beginning balance	55	170	138	-	363

Ending balance	$343	$68	$152	$-	$563

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$44	$552	$258	$(4)	$850

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(155)	(41)	1	(198)
Other investing activities	(58)	(331)	(172)	511	(50)

Net cash used in investing activities from continuing operations	(61)	(486)	(213)	512	(248)

Cash flows from financing activities:
Repayments of long-term debt, net	(471)	-	(4)	-	(475)
Purchases of treasury stock	(175)	-	-	-	(175)
Other financing activities	554	-	3	(508)	49

Net cash used in financing activities from continuing operations	(92)	-	(1)	(508)	(601)

Net change in cash and cash equivalents from continuing operations	(109)	66	44	-	1
Net cash flows from discontinued operations	132	-	-	-	132
Beginning balance	32	104	94	-	230

Ending balance	$55	$170	$138	$-	$363

Notes to Consolidated Financial Statements – Continued

Years ended December 31, 2011, 2010 and 2009

10. Quarterly Financial Data (unaudited)

Quarterly financial data for 2011 and 2010 was as follows:

(In millions, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Total revenue	$1,048	$1,065	$1,063	$1,161	$4,337
Cost of processing and services	474	479	490	498	1,941
Cost of product	150	145	141	165	601
Selling, general and administrative expenses	203	190	189	217	799
Total expenses	827	814	820	880	3,341
Operating income	221	251	243	281	996
Loss on early debt extinguishment	-	61	24	-	85
Income from continuing operations	114	97	127	153	491
Net income	112	90	127	143	472
Net income per share - continuing operations:
Basic	$0.78	$0.68	$0.90	$1.09	$3.44
Diluted	$0.77	$0.67	$0.89	$1.07	$3.40

2010
Total revenue	$1,008	$1,022	$1,025	$1,078	$4,133
Cost of processing and services	462	457	461	473	1,853
Cost of product	136	129	128	140	533
Selling, general and administrative expenses	172	185	185	198	740
Total expenses	770	771	774	811	3,126
Operating income	238	251	251	267	1,007
Loss on early debt extinguishment	-	-	-	26	26
Income from continuing operations	123	130	134	119	506
Net income	121	127	132	116	496
Net income per share - continuing operations:
Basic	$0.81	$0.86	$0.90	$0.81	$3.37
Diluted	$0.80	$0.85	$0.89	$0.80	$3.34

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiserv, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 24, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph related to the Company changing its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which has been applied retrospectively to all periods presented.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 24, 2012

Item 9B.	Other Information

On February 22, 2012, our board of directors approved amendments to our amended and restated by-laws to remove the supermajority voting provisions contained in the by-laws. The by-laws now require the approval of a majority of the votes cast on a proposal to remove a director of the company from office for cause, to fill the vacancy created by the removal of a director of the company from office for cause, and to alter, amend or repeal the by-laws by shareholder action. A copy of the amendments are filed as Exhibit 3.2 hereto and incorporated herein by reference. Our amended and restated by-laws, which reflect the foregoing amendments, are filed as Exhibit 3.3 hereto and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “Continuing Directors,” “Nominating and Corporate Governance Committee – Nominations of Directors,” “Shareholder Proposals for the 2012 Annual Meeting,” “Audit Committee – Membership and Responsibilities,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011.

Our board of directors has adopted a Code of Conduct that applies to all of our directors and employees, including our chief executive officer, chief financial officer, corporate controller and other persons performing similar functions. We have posted a copy of our Code of Conduct on the “About Fiserv - Investors - Corporate Governance” section of our website at www.fiserv.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “About Fiserv - Investors - Corporate Governance” section of our website at www.fiserv.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards at December 31, 2011,” “Option Exercises and Stock Vested During 2011,” “Potential Payments Upon Termination or Change in Control,” and “Compensation of Directors” in our definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in our definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011, is incorporated by reference herein.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2011.

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders(1)	5,893,885(2)	$46.64	3,935,415(3)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total	5,893,885	$46.64	3,935,415

(1)	Columns (a) and (c) of the table above do not include 1,170,039 unvested restricted stock units outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan or the Fiserv, Inc. Stock Option and Restricted Stock Plan or 1,264,344 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares of our common stock outstanding on such date or (C) a lesser amount determined by our board of directors.

(2)	Consists of options outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan and the Fiserv, Inc. Stock Option and Restricted Stock Plan.

(3)	Reflects number of shares available for future issuance under the Fiserv, Inc. 2007 Omnibus Incentive Plan. No additional awards may be granted under the Fiserv, Inc. Stock Option and Restricted Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance – Director Independence,” “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons,” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Audit Fees” in our definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2012.

FISERV, INC.

By:	/s/ Jeffery W. Yabuki
Jeffery W. Yabuki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

Name	Capacity

/s/ Donald F. Dillon Donald F. Dillon	Chairman of the Board

/s/ Jeffery W. Yabuki Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas J. Hirsch Thomas J. Hirsch	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Daniel P. Kearney Daniel P. Kearney	Director

/s/ Peter J. Kight Peter J. Kight	Director

/s/ Denis J. O’Leary Denis J. O’Leary	Director

/s/ Glenn M. Renwick Glenn M. Renwick	Director

/s/ Kim M. Robak Kim M. Robak	Director

/s/ Doyle R. Simons Doyle R. Simons	Director

/s/ Thomas C. Wertheimer Thomas C. Wertheimer	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation (1)
3.2	Amendments to Amended and Restated By-laws
3.3	Amended and Restated By-laws
4.1	Credit Agreement, dated as of September 29, 2010, among Fiserv, Inc. and the financial institutions parties thereto (2)
4.2	Loan Agreement, dated as of November 9, 2007, among Fiserv, Inc. and the financial institutions parties thereto (3)
4.3	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (4)
4.4	Second Supplemental Indenture, dated as of November 20, 2007, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (5)
4.5	Fifth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (6)
4.6	Sixth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (6)
4.7	Seventh Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)
4.8	Eighth Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.
10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (8)*
10.2	Amendment to Fiserv, Inc. Stock Option and Restricted Stock Plan (9)*
10.3	Fiserv, Inc. 2007 Omnibus Incentive Plan (1)*
Fiserv, Inc. Stock Option and Restricted Stock Plan Forms of Award Agreements
10.4	– Form of Amendment to Stock Option Agreement (9)*
10.5	– Form of Director Restricted Stock Agreement (10)*
10.6	– Form of Non-Qualified Stock Option Agreement for Outside Directors (10)*
10.7	– Form of Employee Non-Qualified Stock Option Agreement for Employee Directors (10)*
10.8	– Form of Employee Non-Qualified Stock Option Agreement for Senior Management (11)*
Fiserv, Inc. 2007 Omnibus Incentive Plan Forms of Award Agreements
10.9	– Form of Restricted Stock Agreement (Non-Employee Director) (1)*
10.10	– Form of Restricted Stock Agreement (Employee) (1)*
10.11	– Form of Restricted Stock Unit Agreement (Non-Employee Director)*
10.12	– Form of Restricted Stock Unit Agreement (Employee)*

Exhibit Number	Exhibit Description
10.13	– Form of Non-Qualified Stock Option Agreement (Non-Employee Director)*
10.14	– Form of Stock Option Agreement (Employee)*
10.15	– Form of Non-Qualified Stock Option Agreement (Special Equity Award 2008) (12)*
10.16	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (13)*
10.17	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 26, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (14)*
10.18	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 30, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (15)*
10.19	Amended and Restated Key Executive Employment and Severance Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (13)*
10.20	Employee Non-Qualified Stock Option Agreement, dated December 1, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (16)*
10.21	Employee Non-Qualified Stock Option Agreement, dated December 1, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (16)*
10.22	Form of Amended and Restated Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of James Cox, Rahul Gupta, Mark Ernst, Thomas Hirsch, Charles Sprague, Steven Tait and Thomas Warsop (13)*
10.23	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Thomas Warsop (13)*
10.24	Employment Agreement, dated January 3, 2011, between Fiserv, Inc. and Mark A. Ernst (17)*
10.25	Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Rahul Gupta*
10.26	Employment Agreement, dated October 27, 2009, between Fiserv, Inc. and Steven Tait (18)*
10.27	Amendment No. 1 to Employment Agreement, dated December 11, 2009, between Fiserv, Inc. and Steven Tait (18)*
10.28	Retention Agreement, dated July 27, 2007, between CheckFree Corporation and Michael P. Gianoni (18)*
10.29	Amendment to Retention Agreement, dated August 2, 2007, between CheckFree Corporation and Michael P. Gianoni (18)*
10.30	Second Amendment to Retention Agreement, dated December 22, 2008, between CheckFree Corporation and Michael P. Gianoni (18)*
10.31	Form of Non-Employee Director Indemnity Agreement (12)
10.32	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (12)*
10.33	Non-Employee Director Compensation Schedule (18)*
10.34	Agreement with Peter J. Kight, dated March 31, 2010 (19)*
21.1	Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Filed with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Balance Sheets at December 31, 2011 and 2010, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) Notes to Consolidated Financial Statements.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 23, 2007, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2010, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 13, 2007, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-147309) filed on November 13, 2007, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 20, 2007, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 21, 2010, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 14, 2011, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on February 25, 2005, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2004, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2006, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2009, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2009, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 7, 2005, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 27, 2011, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010, and incorporated herein by reference.