Form 10-Q
period 2012-03-31
FISERV INC
filed 2012-05-02
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Yes   ☐     No   ☒

As of April 27, 2012, there were 136,482,654 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue:
Processing and services	$909	$862
Product	199	186

Total revenue	1,108	1,048

Expenses:
Cost of processing and services	502	474
Cost of product	159	150
Selling, general and administrative	206	203

Total expenses	867	827

Operating income	241	221
Interest expense, net	(43)	(45)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	198	176
Income tax provision	(68)	(64)
Income from investment in unconsolidated affiliate	3	2

Income from continuing operations	133	114
Loss from discontinued operations, net of income taxes	(1)	(2)

Net income	$132	$112

Net income (loss) per share—basic:
Continuing operations	$0.96	$0.78
Discontinued operations	(0.01)	(0.01)

Total	$0.95	$0.77

Net income (loss) per share—diluted:
Continuing operations	$0.95	$0.77
Discontinued operations	(0.01)	(0.01)

Total	$0.94	$0.76

Shares used in computing net income (loss) per share:
Basic	138.7	145.9
Diluted	140.5	147.7

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$132	$112
Other comprehensive income:
Fair market value adjustment on cash flow hedges, net of income taxes of $3 million	4	—
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income taxes of $5 million and $5 million	7	8
Foreign currency translation	5	1

Total other comprehensive income	16	9

Comprehensive income	$148	$121

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$311	$337
Trade accounts receivable, net	650	666
Deferred income taxes	38	44
Prepaid expenses and other current assets	317	309

Total current assets	1,316	1,356
Property and equipment, net	260	258
Intangible assets, net	1,851	1,881
Goodwill	4,721	4,720
Other long-term assets	336	333

Total assets	$8,484	$8,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$799	$836
Current maturities of long-term debt	178	179
Deferred revenue	376	369

Total current liabilities	1,353	1,384
Long-term debt	3,218	3,216
Deferred income taxes	620	617
Other long-term liabilities	78	73

Total liabilities	5,269	5,290

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	779	777
Accumulated other comprehensive loss	(62)	(78)
Retained earnings	5,471	5,339
Treasury stock, at cost, 60.6 million and 57.8 million shares	(2,975)	(2,782)

Total shareholders’ equity	3,215	3,258

Total liabilities and shareholders’ equity	$8,484	$8,548

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$132	$112
Adjustment for discontinued operations	1	2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	48	47
Amortization of acquisition-related intangible assets	40	38
Share-based compensation	14	12
Deferred income taxes	(1)	4
Other non-cash items	(7)	(9)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	18	48
Prepaid expenses and other assets	(5)	(24)
Accounts payable and other liabilities	(9)	57
Deferred revenue	5	(4)

Net cash provided by operating activities	236	283

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(58)	(56)
Payments for acquisitions of businesses, net of cash acquired	—	(49)
Other investing activities	—	(6)

Net cash used in investing activities	(58)	(111)

Cash flows from financing activities:
Issuance of treasury stock	35	32
Purchases of treasury stock	(243)	(252)
Other financing activities	4	2

Net cash used in financing activities	(204)	(218)

Net change in cash and cash equivalents	(26)	(46)
Beginning balance	337	563

Ending balance	$311	$517

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month periods ended March 31, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.

2. Fair Value Measurements

The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in its financial statements on a recurring basis. Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable and accrued expenses approximate the carrying values due to the short period of time to maturity. The fair values of interest rate hedge contracts are described in Note 7 and were based on valuation models using inputs which are available through third party dealers and are related to market price risk, such as the LIBOR interest rate curve, credit risk and time value (level 2 of the fair value hierarchy). The estimated fair value of total debt was $3.5 billion at March 31, 2012 and December 31, 2011 and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets (level 2 of the fair value hierarchy).

3. Share-Based Compensation

The Company recognized $14 million and $12 million of share-based compensation expense during the three months ended March 31, 2012 and 2011, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the first quarter of 2012, the Company granted 0.9 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $21.55 and $65.17, respectively. During the first quarter of 2011, the Company granted 1.0 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $22.68 and $61.67, respectively. During the first quarter of 2012 and 2011, stock options to purchase 0.8 million shares and 0.7 million shares, respectively, were exercised.

4. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Weighted-average shares outstanding used for the calculation of net income per share—basic	138.7	145.9
Common stock equivalents	1.8	1.8

Total shares used for the calculation of net income per share—diluted	140.5	147.7

For the three months ended March 31, 2012 and 2011, stock options for 1.2 million and 0.5 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

5. Intangible Assets

Intangible assets consisted of the following:

	Gross
March 31, 2012	Carrying	Accumulated	Net Book
(In millions)	Amount	Amortization	Value
Customer related intangible assets	$1,699	$464	$1,235
Acquired software and technology	392	190	202
Trade names	114	22	92
Capitalized software development costs	717	466	251
Purchased software	366	295	71

Total	$3,288	$1,437	$1,851

	Gross
December 31, 2011	Carrying	Accumulated	Net Book
(In millions)	Amount	Amortization	Value
Customer related intangible assets	$1,699	$440	$1,259
Acquired software and technology	420	204	216
Trade names	114	20	94
Capitalized software development costs	720	477	243
Purchased software	362	293	69

Total	$3,315	$1,434	$1,881

The Company estimates that annual amortization expense with respect to acquired intangible assets will be approximately $160 million in 2012 through 2014, approximately $150 million in 2015 and approximately $110 million in 2016.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In millions)	2012	2011
Trade accounts payable	$85	$96
Settlement obligations	196	195
Client deposits	114	114
Accrued compensation and benefits	108	157
Interest rate hedge contracts	82	98
Other accrued expenses	214	176

Total	$799	$836

7. Long-Term Debt and Interest Rate Hedge Contracts

At March 31, 2012 and December 31, 2011, $925 million of the Company’s term loan borrowings, which mature in November 2012, were classified in the condensed consolidated balance sheets as maturing in September 2014, the date that the Company’s revolving credit facility expires, because the Company has the intent to refinance this debt on a long-term basis and could do so under its revolving credit facility.

The Company maintains interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion at March 31, 2012 and December 31, 2011 to hedge against changes in interest rates and forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $550 million at March 31, 2012 and December 31, 2011 to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps and Forward-Starting Swaps expire in September 2012 and have been designated by the Company as cash flow hedges. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees. The Forward-Starting Swaps effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 3.2% and 3.9%, respectively. The fair values of the Swaps and Forward-Starting Swaps totaled $82 million at March 31, 2012 and $98 million at December 31, 2011 and were recorded in current liabilities and in accumulated other comprehensive loss, net of income taxes, in the consolidated balance sheets. In the first three months of 2012 and 2011, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2012, the Company estimates that it will recognize approximately $30 million in interest expense during the next twelve months related to interest rate hedge contracts.

8. Cash Flow Information

Supplemental cash flow information was as follows:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Interest paid	$17	$15
Income taxes paid	39	7
Treasury stock purchases settled after the balance sheet date	10	18

9. Business Segment Information

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

			Corporate
(In millions)	Payments	Financial	and Other	Total
Three Months Ended March 31, 2012
Processing and services revenue	$446	$465	$(2)	$909
Product revenue	173	36	(10)	199

Total revenue	$619	$501	$(12)	$1,108

Operating income	$161	$151	$(71)	$241

Three Months Ended March 31, 2011
Processing and services revenue	$419	$444	$(1)	$862
Product revenue	161	36	(11)	186

Total revenue	$580	$480	$(12)	$1,048

Operating income	$156	$139	$(74)	$221

Goodwill in the Payments and Financial segments was $3.4 billion and $1.3 billion, respectively, as of March 31, 2012 and December 31, 2011.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME THREE MONTHS ENDED MARCH 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$657	$284	$(32)	$909
Product	—	190	27	(18)	199

Total revenue	—	847	311	(50)	1,108

Expenses:
Cost of processing and services	—	355	179	(32)	502
Cost of product	—	159	18	(18)	159
Selling, general and administrative	23	124	59	—	206

Total expenses	23	638	256	(50)	867

Operating income (loss)	(23)	209	55	—	241
Interest expense, net	(27)	(13)	(3)	—	(43)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(50)	196	52	—	198
Income tax (provision) benefit	25	(74)	(19)	—	(68)
Income from investment in unconsolidated affiliate	—	3	—	—	3
Equity in earnings of consolidated affiliates	158	—	—	(158)	—

Income from continuing operations	133	125	33	(158)	133
Loss from discontinued operations, net of income taxes	(1)	—	—	—	(1)

Net income	$132	$125	$33	$(158)	$132

Comprehensive income	$148	$125	$38	$(163)	$148

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$638	$253	$(29)	$862
Product	—	176	29	(19)	186

Total revenue	—	814	282	(48)	1,048

Expenses:
Cost of processing and services	—	356	147	(29)	474
Cost of product	—	142	26	(18)	150
Selling, general and administrative	22	130	52	(1)	203

Total expenses	22	628	225	(48)	827

Operating income (loss)	(22)	186	57	—	221
Interest expense, net	(40)	(3)	(2)	—	(45)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(62)	183	55	—	176
Income tax (provision) benefit	25	(69)	(20)	—	(64)
Income from investment in unconsolidated affiliate	—	2	—	—	2
Equity in earnings of consolidated affiliates	151	—	—	(151)	—

Income from continuing operations	114	116	35	(151)	114
(Loss) income from discontinued operations, net of income taxes	(2)	—	2	(2)	(2)

Net income	$112	$116	$37	$(153)	$112

Comprehensive income	$121	$116	$38	$(154)	$121

CONDENSED CONSOLIDATING BALANCE SHEET MARCH 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$16	$72	$223	$—	$311
Trade accounts receivable, net	—	397	253	—	650
Prepaid expenses and other current assets	22	178	155	—	355

Total current assets	38	647	631	—	1,316
Investments in consolidated affiliates	7,984	—	—	(7,984)	—
Intangible assets, net	21	1,567	263	—	1,851
Goodwill	—	3,709	1,012	—	4,721
Other long-term assets	27	457	112	—	596

Total assets	$8,070	$6,380	$2,018	$(7,984)	$8,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$404	$584	$365	$—	$1,353
Long-term debt	3,171	2	45	—	3,218
Due to (from) consolidated affiliates	616	(443)	(173)	—	—
Other long-term liabilities	664	14	20	—	698

Total liabilities	4,855	157	257	—	5,269
Total shareholders’ equity	3,215	6,223	1,761	(7,984)	3,215

Total liabilities and shareholders’ equity	$8,070	$6,380	$2,018	$(7,984)	$8,484

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$73	$71	$193	$—	$337
Trade accounts receivable, net	—	402	264	—	666
Prepaid expenses and other current assets	25	167	161	—	353

Total current assets	98	640	618	—	1,356
Investments in consolidated affiliates	7,864	—	—	(7,864)	—
Intangible assets, net	15	1,597	269	—	1,881
Goodwill	—	3,709	1,011	—	4,720
Other long-term assets	28	452	111	—	591
Total assets	$8,005	$6,398	$2,009	$(7,864)	$8,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$397	$616	$371	$—	$1,384
Long-term debt	3,171	2	43	—	3,216
Due to (from) consolidated affiliates	524	(344)	(180)	—	—
Other long-term liabilities	655	12	23	—	690
Total liabilities	4,747	286	257	—	5,290
Total shareholders’ equity	3,258	6,112	1,752	(7,864)	3,258

Total liabilities and shareholders’ equity	$8,005	$6,398	$2,009	$(7,864)	$8,548

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$19	$162	$55	$—	$236

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(44)	(12)	—	(58)
Other investing activities	129	—	—	(129)	—

Net cash (used in) provided by investing activities	127	(44)	(12)	(129)	(58)

Cash flows from financing activities:
Purchases of treasury stock	(243)	—	—	—	(243)
Other financing activities	40	(117)	(13)	129	39

Net cash used in financing activities	(203)	(117)	(13)	129	(204)

Net change in cash and cash equivalents	(57)	1	30	—	(26)
Beginning balance	73	71	193	—	337

Ending balance	$16	$72	$223	$—	$311

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$52	$176	$55	$—	$283

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(4)	(43)	(9)	—	(56)
Payments for acquisitions of businesses, net of cash acquired	—	(3)	(46)	—	(49)
Other investing activities	99	2	(8)	(99)	(6)

Net cash (used in) provided by investing activities	95	(44)	(63)	(99)	(111)

Cash flows from financing activities:
Purchases of treasury stock	(252)	—	—	—	(252)
Other financing activities	35	(115)	15	99	34

Net cash (used in) provided by financing activities	(217)	(115)	15	99	(218)

Net change in cash and cash equivalents	(70)	17	7	—	(46)
Beginning balance	343	68	152	—	563

Ending balance	$273	$85	$159	$—	$517

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer; legislative and regulatory actions in the United States and internationally, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations; our ability to successfully integrate recent acquisitions into our operations; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our strategic initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2011 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three months ended March 31, 2012 to the comparable period in 2011.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2012.

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

In September 2011, we acquired CashEdge Inc. (“CashEdge”), a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments, and person-to-person payments, for approximately $460 million, net of cash acquired. The acquisition of CashEdge has advanced our digital payments strategy. In the first quarter of 2011, we acquired Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for an aggregate purchase price of $49 million. M-Com enhanced our mobile and payments capabilities, and the other acquired companies added to or enhanced specific products or services that we provide.

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

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. While financial institutions have generally remained cautious in their information technology spending, many institutions have become increasingly focused on investing in solutions that help them win and retain customers, generate incremental revenue and enhance their operating efficiency. Examples of these solutions include our digital channel and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment over the past several years, our revenue increased 5% in 2011 compared to 2010, our net income per share from continuing operations was $3.40 in 2011, and in the first quarter of 2012, our revenue and net income per share from continuing operations increased 6% and 23%, respectively, as compared to the first quarter of 2011. We believe this growth demonstrates the resilience of our recurring fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. In recent years, many of our financial institution clients have finalized their discretionary spending decisions later in the year. As a result, we have seen, and expect to continue to see, a larger percentage of our annual revenue and earnings occurring in the second half of the year. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

During the past 25 years, the number of financial institutions in the United States has declined at a relatively steady rate of approximately 3% per year, primarily as a result of voluntary mergers and acquisitions. In each of the past three years, approximately 1% of all financial institutions in the United States failed or were subject to government action; however, the number of government actions and the average size of institutions impacted by such actions decreased in 2011 as compared to 2010. In 2012, we believe that the number of government actions will continue to decline as compared to 2011. Although these reductions in the number of financial institutions resulted in the loss of a small number of our clients, bank failures and forced consolidations have been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation benefits us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and negatively impacts us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. Contract termination fees are primarily generated when an existing client with a multi-year contract is acquired by another financial institution. These fees can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action.

In addition, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. It is too early, however, to fully determine the overall impact of this complex legislation on us or our clients over the long term.

Business Developments

We continue to invest in the development of new and strategic products in categories such as payments, including Popmoney® for person-to-person payments; MobilitiTM for mobile banking and payments services; account processing, including Acumen®, our next generation account processing platform for large credit unions; and others that we believe will increase value to our clients and enhance the capabilities of our existing solutions. We believe our wide range of market-leading solutions along with the investments we are making in new and differentiated products will favorably position us and our clients to capitalize on opportunities in the marketplace.

Results of Operations

The following table presents certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenue, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

	Three Months Ended March 31,
			Percentage of
			Revenue (1)		Increase (Decrease)
(In millions)	2012	2011	2012	2011	$	%
Revenue:
Processing and services	$909	$862	82.0%	82.3%	$47	5%
Product	199	186	18.0%	17.7%	13	7%

Total revenue	1,108	1,048	100.0%	100.0%	60	6%

Expenses:
Cost of processing and services	502	474	55.2%	55.0%	28	6%
Cost of product	159	150	79.9%	80.6%	9	6%

Sub-total	661	624	59.7%	59.5%	37	6%
Selling, general and administrative	206	203	18.6%	19.4%	3	1%

Total expenses	867	827	78.2%	78.9%	40	5%

Operating income	241	221	21.8%	21.1%	20	9%
Interest expense, net	(43)	(45)	(3.9%)	(4.3%)	(2)	(4%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$198	$176	17.9%	16.8%	$22	13%

(1)	Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended March 31,
			Corporate
(In millions)	Payments	Financial	and Other	Total
Total revenue:
2012	$619	$501	$(12)	$1,108
2011	580	480	(12)	1,048

Revenue growth	$39	$21	$—	$60
Revenue growth percentage	7%	4%		6%

Operating income:
2012	$161	$151	$(71)	$241
2011	156	139	(74)	221

Operating income growth	$5	$12	$3	$20
Operating income growth percentage	3%	9%		9%

Operating margin:
2012	26.0%	30.2%		21.8%
2011	26.8%	28.9%		21.1%

Operating margin growth (decline) (1)	(0.8%)	1.3%		0.7%

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $60 million, or 6%, in the first quarter of 2012 compared to 2011, driven by revenue growth of 7% and 4% in our Payments and Financial segments, respectively. Revenue from acquired companies contributed $16 million to total revenue in the first quarter of 2012.

Revenue in our Payments segment increased $39 million, or 7%, during the first quarter of 2012 compared to 2011. Revenue from acquired companies, primarily CashEdge, totaled $15 million in the first quarter of 2012 and positively impacted segment revenue growth by approximately three percentage points. Payments segment revenue growth in the first quarter of 2012 was also driven by new clients and increased transaction volumes from existing clients in our card services and output solutions businesses, as well as growth in our digital channels business.

Revenue in our Financial segment during the first quarter of 2012 increased $21 million, or 4%, compared to 2011. Financial segment revenue growth during 2012 was favorably impacted by increased processing and services revenue and higher contract termination fees in our account processing businesses.

Total Expenses

Total expenses increased $40 million, or 5%, in the first quarter of 2012 compared to 2011. Total expenses as a percentage of total revenue decreased 70 basis points from 78.9% in the first quarter of 2011 to 78.2% in the first quarter of 2012 which favorably impacted our operating margin. Cost of processing and services as a percentage of processing and services revenue and cost of product as a percentage of product revenue of approximately 55% and 80%, respectively, in the first quarter of 2012 were relatively consistent compared with the first quarter of 2011. Selling, general and administrative expenses increased $3 million, or 1%, in the first quarter of 2012 compared to 2011. As a percentage of total revenue, selling, general and administrative expenses improved from 19.4% in the first quarter of 2011 to 18.6% in the first quarter of 2012 primarily due to lower employee severance expenses.

Operating Income and Operating Margin

Total operating income of $241 million in the first quarter of 2012 increased $20 million, or 9%, compared to the first quarter of 2011. Operating income in our Payments and Financial segments increased 3% and 9%, respectively, in the first quarter of 2012 compared to 2011. Our operating margin increased 70 basis points to 21.8% in the first quarter of 2012.

Operating income in our Payments segment increased $5 million, or 3%, in the first quarter of 2012 compared to 2011. Operating margin decreased 80 basis points to 26.0% in the first quarter of 2012 compared to 26.8% in the first quarter of 2011. Payments segment operating margin in 2012 was negatively impacted by increased expenses associated with the development and support of new and existing products and services, including Popmoney for person-to-person payments and Mobiliti for mobile banking and payments services. In addition, operating margin in the first quarter was negatively impacted by approximately 40 basis points due to increased postage pass-through costs, which are included in both revenue and expenses.

Operating income in our Financial segment increased $12 million, or 9%, in the first quarter of 2012 compared to 2011. Operating margin increased 130 basis points to 30.2% in the first quarter of 2012 compared to 2011. Operating income and operating margin in 2012 were positively impacted by revenue growth and scale efficiencies in our account processing businesses and an increase in higher margin contract termination fee revenue.

The operating loss in our Corporate and Other segment decreased $3 million from $74 million in the first quarter of 2011 to $71 million in the first quarter of 2012. The decrease was primarily due a $6 million decrease in employee severance costs, partially offset by higher merger, integration and amortization expenses.

Interest Expense, Net

Interest expense decreased $2 million, or 4%, to $43 million in the first quarter of 2012 compared to $45 million in the first quarter of 2011 primarily due to lower average interest rates in 2012 compared to 2011.

Income Tax Provision

Our effective income tax rate was 34.1% in the first quarter of 2012 and 36.3% in the first quarter of 2011. The lower effective tax rate in 2012 was primarily due to increased deductions resulting from federal tax planning initiatives. We expect that our effective tax rate for the full year of 2012 will be approximately 36%.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.95 in the first quarter of 2012 and $0.77 in the first quarter of 2011. The amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.18 per share and $0.16 per share in the first quarter of 2012 and 2011, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $311 million at March 31, 2012 and available borrowings under our revolving credit facility.

	Three Months Ended
	March 31,		Increase (Decrease)
(In millions)	2012	2011	$	%
Income from continuing operations	$133	$114	$19
Depreciation and amortization	88	85	3
Share-based compensation	14	12	2
Net changes in working capital and other	1	72	(71)

Operating cash flow	$236	$283	$(47)	(17%)

Capital expenditures	$58	$56	$2	4%

Our net cash provided by operating activities, or operating cash flow, was $236 million in the first quarter of 2012, a decrease of 17% compared with $283 million in 2011. This decrease was primarily due to working capital changes as our operating cash flow in the first quarter of 2012 was negatively impacted by a $32 million increase in payments for income taxes and a $21 million increase in payments for discretionary employee compensation, which were accrued for in 2011, including company 401k profit sharing contributions. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Capital expenditures increased $2 million to $58 million in the first quarter of 2012 compared to 2011 and were 5% of our total revenue in the first quarter of 2012 and 2011.

During the first quarter of 2012, we purchased $245 million of our common stock. As of March 31, 2012, we had approximately 11 million shares remaining under our existing authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.

Long-Term Debt

	March 31,	December 31,
(In millions)	2012	2011
Senior term loan	$1,100	$1,100
3.125% senior notes due 2015	299	299
3.125% senior notes due 2016	599	599
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
Other borrowings	50	49

Long-term debt (including current maturities)	$3,396	$3,395

At March 31, 2012, our senior notes outstanding totaled $2.25 billion, and our unsecured senior term loan borrowings were $1.1 billion. Interest on our senior notes is paid semi-annually. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. The senior term loan contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. At March 31, 2012, $925 million of our term loan borrowings, which mature in November 2012, were classified in our consolidated balance sheet as long-term debt because we have the intent to refinance the debt on a long-term basis and could do so under our revolving credit facility that expires in 2014.

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

We maintain a $1.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest (1.9% at March 31, 2012) at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The facility expires in September 2014. As of March 31, 2012, there were letters of credit totaling $20 million and no borrowings outstanding under the facility. During the first quarter of 2012, we were in compliance with all financial debt covenants, including those contained in our senior term loan and our senior notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 and have not materially changed since December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2012	999,262	$61.13	999,262	3,714,465
February 1-29, 2012	1,399,875	65.32	1,399,875	12,314,590
March 1-31, 2012	1,350,000	68.19	1,350,000	10,964,590

Total	3,749,137		3,749,137

(1)	On May 25, 2011, we announced that our board of directors authorized the purchase of up to 7.5 million shares of our common stock. On February 22, 2012, our board of directors authorized the purchase of up to 10.0 million additional shares of our common stock. These authorizations do not expire.

ITEM 5. OTHER INFORMATION

In 2011, we early adopted new accounting guidance from the Financial Accounting Standards Board related to financial statement presentation of comprehensive income. Upon adoption of this guidance, we reported consolidated comprehensive income in a separate statement of comprehensive income for 2011, 2010 and 2009 in our 2011 Annual Report on Form 10-K. The other comprehensive income and comprehensive income information presented below supplements the information in Note 9, “Subsidiary Guarantors of Long-Term Debt,” of our 2011 Annual Report on Form 10-K. The net income information below is presented as reported in our 2011 Annual Report on Form 10-K.

(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
2011
Net income	$472	$499	$182	$(681)	$472
Other comprehensive income	(28)	—	(8)	8	(28)

Comprehensive income	$444	$499	$174	$(673)	$444

2010
Net income	$496	$480	$160	$(640)	$496
Other comprehensive income	19	—	3	(3)	19

Comprehensive income	$515	$480	$163	$(643)	$515

2009
Net income	$476	$349	$158	$(507)	$476
Other comprehensive income	51	—	13	(13)	51

Comprehensive income	$527	$349	$171	$(520)	$527

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: May 2, 2012	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President,
Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated May 2, 2012

31.2	Certification of the Chief Financial Officer, dated May 2, 2012

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated May 2, 2012

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.