Form 10-Q
period 2012-06-30
FISERV INC
filed 2012-07-31
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, there were 135,669,589 shares of common stock, $.01 par value, of the registrant outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Processing and services	$917	$884	$1,826	$1,746
Product	183	181	382	367

Total revenue	1,100	1,065	2,208	2,113

Expenses:
Cost of processing and services	480	479	982	953
Cost of product	155	145	314	295
Selling, general and administrative	206	190	412	393

Total expenses	841	814	1,708	1,641

Operating income	259	251	500	472
Interest expense	(44)	(49)	(87)	(99)
Interest and investment income	6	1	6	6
Loss on early debt extinguishment	—	(61)	—	(61)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	221	142	419	318
Income tax provision	(61)	(49)	(129)	(113)
Income from investment in unconsolidated affiliate	3	4	6	6

Income from continuing operations	163	97	296	211
Loss from discontinued operations, net of income taxes	(2)	(7)	(3)	(9)

Net income	$161	$90	$293	$202

Net income (loss) per share—basic:
Continuing operations	$1.20	$0.68	$2.16	$1.46
Discontinued operations	(0.01)	(0.05)	(0.03)	(0.06)

Total	$1.18	$0.63	$2.13	$1.40

Net income (loss) per share—diluted:
Continuing operations	$1.18	$0.67	$2.13	$1.45
Discontinued operations	(0.01)	(0.05)	(0.03)	(0.06)

Total	$1.17	$0.62	$2.10	$1.39

Shares used in computing net income (loss) per share:
Basic	136.1	142.5	137.4	144.2
Diluted	137.8	144.2	139.1	146.0

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$161	$90	$293	$202
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income taxes of $9 million, $10 million, $7 million and $10 million	(14)	(15)	(10)	(15)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income taxes of $5 million, $5 million, $9 million and $11 million	7	8	14	16
Foreign currency translation	(4)	1	1	2

Total other comprehensive income (loss)	(11)	(6)	5	3

Comprehensive income	$150	$84	$298	$205

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$302	$337
Trade accounts receivable, net	606	666
Deferred income taxes	39	44
Prepaid expenses and other current assets	336	309

Total current assets	1,283	1,356
Property and equipment, net	256	258
Intangible assets, net	1,814	1,881
Goodwill	4,718	4,720
Other long-term assets	345	333

Total assets	$8,416	$8,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$715	$836
Current maturities of long-term debt	178	179
Deferred revenue	342	369

Total current liabilities	1,235	1,384
Long-term debt	3,237	3,216
Deferred income taxes	610	617
Other long-term liabilities	81	73

Total liabilities	5,163	5,290

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	790	777
Accumulated other comprehensive loss	(73)	(78)
Retained earnings	5,632	5,339
Treasury stock, at cost, 62.3 million and 57.8 million shares	(3,098)	(2,782)

Total shareholders’ equity	3,253	3,258

Total liabilities and shareholders’ equity	$8,416	$8,548

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$293	$202
Adjustment for discontinued operations	3	9
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	94	96
Amortization of acquisition-related intangible assets	81	77
Share-based compensation	25	21
Deferred income taxes	(2)	2
Loss on early debt extinguishment	—	61
Settlement of interest rate hedge contracts	—	(6)
Other non-cash items	(16)	(14)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	61	28
Prepaid expenses and other assets	(42)	(34)
Accounts payable and other liabilities	(87)	(2)
Deferred revenue	(25)	(22)

Net cash provided by operating activities from continuing operations	385	418

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(102)	(102)
Payments for acquisitions of businesses, net of cash acquired	—	(49)
Other investing activities	4	(4)

Net cash used in investing activities from continuing operations	(98)	(155)

Cash flows from financing activities:
Proceeds from long-term debt	156	998
Repayments of long-term debt, including premium and costs	(138)	(757)
Issuance of treasury stock	52	50
Purchases of treasury stock	(396)	(433)
Other financing activities	7	(2)

Net cash used in financing activities from continuing operations	(319)	(144)

Net change in cash and cash equivalents from continuing operations	(32)	119
Net cash flows from discontinued operations	(3)	(7)
Beginning balance	337	563

Ending balance	$302	$675

See accompanying notes to condensed consolidated financial statements.

FISERV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable and accrued expenses approximate the carrying values due to the short period of time to maturity. The fair values of interest rate hedge contracts are described in Note 7 and were based on valuation models using inputs which are available through third party dealers and are related to market price risk, such as the LIBOR interest rate curve, credit risk and time value (level 2 of the fair value hierarchy). The estimated fair value of total debt was $3.6 billion at June 30, 2012 and $3.5 billion at December 31, 2011 and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets (level 2 of the fair value hierarchy).

3. Share-Based Compensation

The Company recognized $11 million and $25 million of share-based compensation expense during the three and six months ended June 30, 2012, respectively, and $9 million and $21 million of share-based compensation expense during the three and six months ended June 30, 2011, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2012, the Company granted 1.0 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $21.58 and $65.33, respectively. During the six months ended June 30, 2011, the Company granted 1.0 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $22.69 and $61.74, respectively. During the six months ended June 30, 2012 and 2011, stock options to purchase 1.0 million shares and 1.1 million shares, respectively, were exercised.

4. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Weighted-average shares outstanding used for the calculation of net income per share—basic	136.1	142.5	137.4	144.2
Common stock equivalents	1.7	1.7	1.7	1.8

Total shares used for the calculation of net income per share—diluted	137.8	144.2	139.1	146.0

For the three months ended June 30, 2012 and 2011, stock options for 1.7 million and 1.0 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the six months ended June 30, 2012 and 2011, stock options for 1.5 million and 0.8 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

5. Intangible Assets

Intangible assets consisted of the following:

June 30, 2012 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,699	$489	$1,210
Acquired software and technology	392	203	189
Trade names	114	24	90
Capitalized software development costs	701	442	259
Purchased software	348	282	66

Total	$3,254	$1,440	$1,814

December 31, 2011 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible assets	$1,699	$440	$1,259
Acquired software and technology	420	204	216
Trade names	114	20	94
Capitalized software development costs	720	477	243
Purchased software	362	293	69

Total	$3,315	$1,434	$1,881

The Company estimates that annual amortization expense with respect to acquired intangible assets will be approximately $160 million in 2012 through 2014, approximately $150 million in 2015 and approximately $110 million in 2016.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2012	December 31, 2011
Trade accounts payable	$94	$96
Settlement obligations	189	195
Client deposits	113	114
Accrued compensation and benefits	103	157
Interest rate hedge contracts	94	98
Other accrued expenses	122	176

Total	$715	$836

7. Long-Term Debt and Interest Rate Hedge Contracts

At June 30, 2012 and December 31, 2011, $967 million and $925 million, respectively, of the Company’s term loan borrowings, which mature in November 2012, were classified in the condensed consolidated balance sheets as maturing in September 2014, the date that the Company’s revolving credit facility expires, because the Company has the intent to refinance this debt on a long-term basis and could do so under its revolving credit facility.

At June 30, 2012, the Company had $20 million of borrowings outstanding under its revolving credit facility at an interest rate of 1.9%.

The Company maintains interest rate swap agreements (“Swaps”) with total notional values of $1.0 billion at June 30, 2012 and December 31, 2011 to hedge against changes in interest rates and forward-starting interest rate swap agreements (“Forward-Starting Swaps”) with total notional values of $550 million at June 30, 2012 and December 31, 2011 to hedge against changes in interest rates applicable to forecasted fixed rate borrowings. The Swaps and Forward-Starting Swaps expire in September 2012 and have been designated by the Company as cash flow hedges. The Swaps effectively fix the interest rates on floating rate term loan borrowings at a weighted-average rate of approximately 5.0%, prior to financing spreads and related fees. The Forward-Starting Swaps effectively fix the benchmark interest rate on forecasted five-year and ten-year borrowings at weighted-average rates of approximately 3.2% and 3.9%, respectively. The fair values of the Swaps and Forward-Starting Swaps totaled $94 million at June 30, 2012 and $98 million at December 31, 2011 and were recorded in current liabilities and in accumulated other comprehensive loss, net of income taxes, in the condensed consolidated balance sheets. In the first six months of 2012 and 2011, interest expense recognized due to hedge ineffectiveness was not significant, and no amounts were excluded from the assessments of hedge effectiveness. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2012, the Company estimates that it will recognize approximately $15 million in interest expense during the next twelve months related to interest rate hedge contracts.

8. Cash Flow Information

Supplemental cash flow information was as follows:

	Six Months Ended June 30,
(In millions)	2012	2011
Interest paid	$84	$97
Income taxes paid	169	105

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended June 30, 2012
Processing and services revenue	$451	$469	$(3)	$917
Product revenue	158	33	(8)	183

Total revenue	$609	$502	$(11)	$1,100

Operating income	$160	$163	$(64)	$259

Three Months Ended June 30, 2011
Processing and services revenue	$429	$458	$(3)	$884
Product revenue	150	39	(8)	181

Total revenue	$579	$497	$(11)	$1,065

Operating income	$164	$153	$(66)	$251

Six Months Ended June 30, 2012
Processing and services revenue	$897	$934	$(5)	$1,826
Product revenue	331	69	(18)	382

Total revenue	$1,228	$1,003	$(23)	$2,208

Operating income	$321	$314	$(135)	$500

Six Months Ended June 30, 2011
Processing and services revenue	$848	$902	$(4)	$1,746
Product revenue	311	75	(19)	367

Total revenue	$1,159	$977	$(23)	$2,113

Operating income	$320	$292	$(140)	$472

Goodwill in the Payments and Financial segments was $3.4 billion and $1.3 billion, respectively, as of June 30, 2012 and December 31, 2011.

10. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally and fully and unconditionally guarantee the Company’s indebtedness under its revolving credit facility, senior term loan and senior notes. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non- guarantor subsidiaries on a combined basis. In 2011, several of the Company’s subsidiaries, which were not previously guarantor subsidiaries, were merged with and into guarantor subsidiaries. The following condensed consolidating financial information reflects this reorganization for all periods presented.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$653	$309	$(45)	$917
Product	—	173	23	(13)	183

Total revenue	—	826	332	(58)	1,100

Expenses:
Cost of processing and services	—	347	178	(45)	480
Cost of product	—	153	15	(13)	155
Selling, general and administrative	26	125	55	—	206

Total expenses	26	625	248	(58)	841

Operating income (loss)	(26)	201	84	—	259
Interest (expense) income, net	(25)	(16)	3	—	(38)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(51)	185	87	—	221
Income tax (provision) benefit	38	(66)	(33)	—	(61)
Income from investment in unconsolidated affiliate	—	3	—	—	3
Equity in earnings of consolidated affiliates	176	—	—	(176)	—

Income from continuing operations	163	122	54	(176)	163
Loss from discontinued operations, net of income taxes	(2)	—	—	—	(2)

Net income	$161	$122	$54	$(176)	$161

Comprehensive income	$150	$122	$50	$(172)	$150

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$648	$269	$(33)	$884
Product	—	167	29	(15)	181

Total revenue	—	815	298	(48)	1,065

Expenses:
Cost of processing and services	—	360	151	(32)	479
Cost of product	—	135	26	(16)	145
Selling, general and administrative	23	119	48	—	190

Total expenses	23	614	225	(48)	814

Operating income (loss)	(23)	201	73	—	251
Interest expense, net	(41)	(5)	(2)	—	(48)
Loss on early debt extinguishment	(61)	—	—	—	(61)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(125)	196	71	—	142
Income tax (provision) benefit	51	(72)	(28)	—	(49)
Income from investment in unconsolidated affiliate	—	4	—	—	4
Equity in earnings of consolidated affiliates	171	—	—	(171)	—

Income from continuing operations	97	128	43	(171)	97
Loss from discontinued operations, net of income taxes	(7)	—	—	—	(7)

Net income	$90	$128	$43	$(171)	$90

Comprehensive income	$84	$128	$44	$(172)	$84

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,310	$593	$(77)	$1,826
Product	—	363	50	(31)	382

Total revenue	—	1,673	643	(108)	2,208

Expenses:
Cost of processing and services	—	702	357	(77)	982
Cost of product	—	312	33	(31)	314
Selling, general and administrative	49	249	114	—	412

Total expenses	49	1,263	504	(108)	1,708

Operating income (loss)	(49)	410	139	—	500
Interest expense, net	(52)	(29)	—	—	(81)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(101)	381	139	—	419
Income tax (provision) benefit	63	(140)	(52)	—	(129)
Income from investment in unconsolidated affiliate	—	6	—	—	6
Equity in earnings of consolidated affiliates	334	—	—	(334)	—

Income from continuing operations	296	247	87	(334)	296
Loss from discontinued operations, net of income taxes	(3)	—	—	—	(3)

Net income	$293	$247	$87	$(334)	$293

Comprehensive income	$298	$247	$88	$(335)	$298

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,287	$521	$(62)	$1,746
Product	—	343	58	(34)	367

Total revenue	—	1,630	579	(96)	2,113

Expenses:
Cost of processing and services	—	716	298	(61)	953
Cost of product	—	277	52	(34)	295
Selling, general and administrative	45	251	98	(1)	393

Total expenses	45	1,244	448	(96)	1,641

Operating income (loss)	(45)	386	131	—	472
Interest expense, net	(81)	(8)	(4)	—	(93)
Loss on early debt extinguishment	(61)	—	—	—	(61)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(187)	378	127	—	318
Income tax (provision) benefit	76	(141)	(48)	—	(113)
Income from investment in unconsolidated affiliate	—	6	—	—	6
Equity in earnings of consolidated affiliates	322	—	—	(322)	—

Income from continuing operations	211	243	79	(322)	211
(Loss) income from discontinued operations, net of income taxes	(9)	—	2	(2)	(9)

Net income	$202	$243	$81	$(324)	$202

Comprehensive income	$205	$243	$83	$(326)	$205

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$14	$72	$216	$—	$302
Trade accounts receivable, net	—	376	230	—	606
Prepaid expenses and other current assets	17	185	173	—	375

Total current assets	31	633	619	—	1,283
Investments in consolidated affiliates	8,154	—	—	(8,154)	—
Intangible assets, net	22	1,536	256	—	1,814
Goodwill	—	3,709	1,009	—	4,718
Other long-term assets	41	464	96	—	601

Total assets	$8,248	$6,342	$1,980	$(8,154)	$8,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$332	$563	$340	$—	$1,235
Long-term debt	3,191	2	44	—	3,237
Due to (from) consolidated affiliates	813	(580)	(233)	—	—
Other long-term liabilities	659	15	17	—	691

Total liabilities	4,995	—	168	—	5,163
Total shareholders’ equity	3,253	6,342	1,812	(8,154)	3,253

Total liabilities and shareholders’ equity	$8,248	$6,342	$1,980	$(8,154)	$8,416

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$73	$71	$193	$—	$337
Trade accounts receivable, net	—	402	264	—	666
Prepaid expenses and other current assets	25	167	161	—	353

Total current assets	98	640	618	—	1,356
Investments in consolidated affiliates	7,864	—	—	(7,864)	—
Intangible assets, net	15	1,597	269	—	1,881
Goodwill	—	3,709	1,011	—	4,720
Other long-term assets	28	452	111	—	591

Total assets	$8,005	$6,398	$2,009	$(7,864)	$8,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$397	$616	$371	$—	$1,384
Long-term debt	3,171	2	43	—	3,216
Due to (from) consolidated affiliates	524	(344)	(180)	—	—
Other long-term liabilities	655	12	23	—	690

Total liabilities	4,747	286	257	—	5,290
Total shareholders’ equity	3,258	6,112	1,752	(7,864)	3,258

Total liabilities and shareholders’ equity	$8,005	$6,398	$2,009	$(7,864)	$8,548

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(70)	$335	$120	$—	$385

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(73)	(26)	—	(102)
Other investing activities	335	(2)	6	(335)	4

Net cash (used in) provided by investing activities from continuing operations	332	(75)	(20)	(335)	(98)

Cash flows from financing activities:
Proceeds from (repayments of) long term debt, net	20	(2)	—	—	18
Purchases of treasury stock	(396)	—	—	—	(396)
Other financing activities	58	(257)	(77)	335	59

Net cash used in financing activities from continuing operations	(318)	(259)	(77)	335	(319)

Net change in cash and cash equivalents from continuing operations	(56)	1	23	—	(32)
Net cash flows from discontinued operations	(3)	—	—	—	(3)
Beginning balance	73	71	193	—	337

Ending balance	$14	$72	$216	$—	$302

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(35)	$366	$87	$—	$418

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(8)	(82)	(12)	—	(102)
Payments for acquisitions of businesses, net of cash acquired	—	(4)	(45)	—	(49)
Other investing activities	303	2	(6)	(303)	(4)

Net cash (used in) provided by investing activities from continuing operations	295	(84)	(63)	(303)	(155)

Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, net	242	(1)	—	—	241
Purchases of treasury stock	(433)	—	—	—	(433)
Other financing activities	47	(282)	(20)	303	48

Net cash used in financing activities from continuing operations	(144)	(283)	(20)	303	(144)

Net change in cash and cash equivalents from continuing operations	116	(1)	4	—	119
Net cash flows from discontinued operations	(7)	—	—	—	(7)
Beginning balance	343	68	152	—	563

Ending balance	$452	$67	$156	$—	$675

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of income by comparing the results for the three and six months ended June 30, 2012 to the comparable periods in 2011.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2012.

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

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. While financial institutions have generally remained cautious in their information technology spending, many institutions have become increasingly focused on investing in solutions that help them win and retain customers, generate incremental revenue and enhance their operating efficiency. Examples of these solutions include our digital channels and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment over the past several years, our revenue increased 5% in 2011 compared to 2010 and 4% in the first six months of 2012 compared to the same period in 2011; our net income per share from continuing operations was $3.40 in 2011 and $2.13 in the first six months of 2012; and our net cash provided by operating activities was $953 million for the full year of 2011 and $385 million in the first six months of 2012. We believe these financial results demonstrate the resilience of our recurring fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. In recent years, many of our financial institution clients have finalized their discretionary spending decisions later in the year. As a result, we have seen, and expect to continue to see, a larger percentage of our annual revenue and earnings occurring in the second half of the year. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

During the past 25 years, the number of financial institutions in the United States has declined at a relatively steady rate of approximately 3% per year, primarily as a result of voluntary mergers and acquisitions. In each of the past three years, approximately 1% of all financial institutions in the United States failed or were subject to government action; however, the number of government actions and the average size of institutions impacted by such actions decreased in 2011 as compared to 2010. In 2012, the number of government actions has continued to decline as compared to 2011. Although these reductions in the number of financial institutions resulted in the loss of a small number of our clients, bank failures and forced consolidations have been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation benefits us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and negatively impacts us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. Contract termination fees are primarily generated when an existing client with a multi-year contract is acquired by another financial institution. These fees can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action.

In addition, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. It is too early, however, to fully determine the overall impact of this complex legislation on us or our clients over the long term.

Business Developments

We continue to invest in the development of new and strategic products in categories such as payments, including Popmoney® for person-to-person payments; MobilitiTM for mobile banking and payments services; account processing, including Acumen®, our next generation account processing platform for large credit unions; and others that we believe will increase value to our clients and enhance the capabilities of our existing solutions. In this regard, we have integrated our original person-to-person payments service with Popmoney and have expanded the total network of financial institutions and consumers we serve. We believe our wide range of market-leading solutions along with the investments we are making in new and differentiated products will favorably position us and our clients to capitalize on opportunities in the marketplace.

Results of Operations

The following table presents certain amounts included in our condensed consolidated statements of income, the relative percentage that those amounts represent to revenue, and the change in those amounts from year to year. This information should be read together with the condensed consolidated financial statements and accompanying notes.

	Three Months Ended June 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2012	2011	2012	2011	$	%
Revenue:
Processing and services	$917	$884	83.4%	83.0%	$33	4%
Product	183	181	16.6%	17.0%	2	1%

Total revenue	1,100	1,065	100.0%	100.0%	35	3%

Expenses:
Cost of processing and services	480	479	52.3%	54.2%	1	—
Cost of product	155	145	84.7%	80.1%	10	7%

Sub-total	635	624	57.7%	58.6%	11	2%
Selling, general and administrative	206	190	18.7%	17.8%	16	8%

Total expenses	841	814	76.5%	76.4%	27	3%

Operating income	259	251	23.6%	23.6%	8	3%
Interest expense	(44)	(49)	(4.0%)	(4.6%)	(5)	(10%)
Interest and investment income	6	1	0.5%	0.1%	5	500%
Loss on early debt extinguishment	—	(61)	—	(5.7%)	(61)	(100%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$221	$142	20.1%	13.3%	$79	56%

	Six Months Ended June 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2012	2011	2012	2011	$	%
Revenue:
Processing and services	$1,826	$1,746	82.7%	82.6%	$80	5%
Product	382	367	17.3%	17.4%	15	4%

Total revenue	2,208	2,113	100.0%	100.0%	95	4%

Expenses:
Cost of processing and services	982	953	53.8%	54.6%	29	3%
Cost of product	314	295	82.2%	80.4%	19	6%

Sub-total	1,296	1,248	58.7%	59.1%	48	4%
Selling, general and administrative	412	393	18.7%	18.6%	19	5%

Total expenses	1,708	1,641	77.4%	77.7%	67	4%

Operating income	500	472	22.7%	22.3%	28	6%
Interest expense	(87)	(99)	(3.9%)	(4.7%)	(12)	(12%)
Interest and investment income	6	6	0.3%	0.3%	—	—
Loss on early debt extinguishment	—	(61)	—	(2.9%)	(61)	(100%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$419	$318	19.0%	15.0%	$101	32%

(1)

Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2012	$609	$502	$(11)	$1,100
2011	579	497	(11)	1,065

Revenue growth	$30	$5	$—	$35
Revenue growth percentage	5%	1%		3%

Operating income:
2012	$160	$163	$(64)	$259
2011	164	153	(66)	251

Operating income growth	$(4)	$10	$2	$8
Operating income growth percentage	(2%)	7%		3%

Operating margin:
2012	26.3%	32.5%		23.6%
2011	28.4%	30.8%		23.6%

Operating margin growth (1)	(2.1%)	1.7%		—

	Six Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2012	$1,228	$1,003	$(23)	$2,208
2011	1,159	977	(23)	2,113

Revenue growth	$69	$26	$—	$95
Revenue growth percentage	6%	3%		4%

Operating income:
2012	$321	$314	$(135)	$500
2011	320	292	(140)	472

Operating income growth	$1	$22	$5	$28
Operating income growth percentage	—	8%		6%

Operating margin:
2012	26.1%	31.3%		22.7%
2011	27.6%	29.9%		22.3%

Operating margin growth (1)	(1.5%)	1.4%		0.4%

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $35 million, or 3%, in the second quarter of 2012 compared to 2011 and increased $95 million, or 4%, in the first six months of 2012 compared to 2011. Revenue growth was driven by both our Payments and Financial segments in 2012. During the second quarter of 2012, revenue growth was negatively impacted by approximately one percentage point due to a decline in higher margin software license and termination fee revenue that we anticipate will be stronger in the second half of the year. Revenue from acquired companies contributed $14 million to revenue in the second quarter of 2012 and $30 million to revenue in the first six months of 2012.

Revenue in our Payments segment in the second quarter and first six months of 2012 increased $30 million, or 5%, and $69 million, or 6%, respectively, compared to 2011. Revenue from acquired companies totaled $14 million and $29 million in the second quarter and first six months of 2012, respectively, and positively impacted segment revenue growth by two percentage points and three percentage points in the respective periods. Revenue growth in the Payments segment during the second quarter and first six months of 2012 was also driven by new clients and increased transaction volumes from existing clients primarily in our card services and output solutions businesses and continued growth in our digital channels business. This positive growth for the first six months was partially offset by lower revenue in our electronic bill payment business driven largely by the loss of a client that was acquired by another financial institution and, primarily in the second quarter, by a decline in software license revenue. In addition, higher postage pass-through revenue, which is included in both product revenue and cost of product, in our output solutions business contributed revenue growth of two percentage points and one percentage point in the second quarter and first six months of 2012, respectively.

Revenue in our Financial segment during the second quarter and first six months of 2012 increased $5 million, or 1%, and $26 million, or 3%, respectively, compared to 2011. Financial segment revenue growth during 2012 was favorably impacted by increased processing and services revenue in our account processing, lending and consulting businesses, partially offset by volume declines in our check processing business. In addition, Financial segment revenue growth in the second quarter was negatively impacted by a decline in software license and termination fee revenue compared to the same period in 2011.

Total Expenses

Total expenses increased $27 million, or 3%, and $67 million, or 4%, in the second quarter and first six months of 2012, respectively, compared to 2011. Total expenses as a percentage of total revenue remained relatively consistent in the second quarter of 2012 compared to 2011 at 76.5% and 76.4%, respectively, and improved 30 basis points from 77.7% in the first six months of 2011 to 77.4% in the first six months of 2012.

Cost of processing and services as a percentage of processing and services revenue was 52.3% in the second quarter of 2012 compared to 54.2% in the second quarter of 2011 and was 53.8% in the first six months of 2012 compared to 54.6% in the first six months of 2011. The improvements in cost of processing and services as a percentage of revenue were primarily driven by increased operating leverage and operating efficiency in our recurring revenue businesses.

Cost of product as a percentage of product revenue was 84.7% in the second quarter of 2012 compared to 80.1% in the second quarter of 2011 and was 82.2% in the first six months of 2012 compared to 80.4% in the first six months of 2011. The increase in cost of product as a percentage of revenue in the second quarter of 2012 was primarily due to an increase in postage pass-through revenue and expenses in our output solutions business and lower software license revenue.

Selling, general and administrative expenses as a percentage of total revenue were 18.7% in the second quarter of 2012 compared to 17.8% in the second quarter of 2011 and remained relatively consistent in the first six months of 2012 compared to 2011 at 18.7% and 18.6%, respectively. The increase in selling, general and administrative expenses during the second quarter of 2012 was primarily due to higher marketing costs, including the timing of client conference expenses, and increased expenses associated with our acquisition of CashEdge.

Operating Income and Operating Margin

Total operating income increased $8 million, or 3%, to $259 million in the second quarter of 2012 compared to 2011 and increased $28 million, or 6%, to $500 million in the first six months of 2012 compared to 2011. Our total operating margin in the second quarter of 2012 was consistent with the second quarter of 2011 at 23.6% and increased 40 basis points to 22.7% in the first six months of 2012 compared to the same period in 2011. Operating income and operating margin in the second quarter of 2012 were negatively impacted by a decrease in higher margin software license and termination fee revenue compared to the same period in 2011.

Operating income in our Payments segment decreased $4 million, or 2%, in the second quarter of 2012 compared to 2011, and operating margin decreased 210 basis points to 26.3% in the second quarter of 2012 compared to 2011. In the first six months of 2012 compared to 2011, operating income in our Payments segment increased $1 million and operating margin decreased 150 basis points to 26.1%. Payments segment operating margin in 2012 was negatively impacted by increased expenses associated with the development, support and integration of new products and services, including Popmoney for person-to-person payments and Mobiliti for mobile banking and payments services, along with higher professional services and delivery costs associated with a few large current client implementations in our internet banking business. In addition, operating margin in 2012 was negatively impacted by a decline in software license revenue, primarily in the second quarter, and increased postage pass-through costs, which are included in both revenue and expenses.

Operating income in our Financial segment increased $10 million, or 7%, and $22 million, or 8%, in the second quarter and first six months of 2012, respectively, compared to 2011. Operating margin increased 170 basis points to 32.5% in the second quarter of 2012 compared to 2011 and 140 basis points to 31.3% in the first six months of 2012 compared to 2011. The increases in operating income and improved operating margin in 2012 were primarily due to revenue growth and scale efficiencies in our account processing and lending businesses, and increased consulting revenue, partially offset by lower software license revenue.

Interest Expense

Interest expense decreased $5 million, or 10%, to $44 million in the second quarter of 2012 compared to 2011 and decreased $12 million, or 12%, to $87 million in the first six months of 2012 compared to 2011. The decreases in interest expense were primarily due to lower average interest rates in 2012 compared to 2011.

Interest and Investment Income

Interest and investment income was $6 million in each of the first six months of 2012 and 2011. In the second quarter of 2012, interest and investment income increased $5 million compared to the second quarter of 2011 primarily due to a gain on the sale of an investment.

Loss on Early Debt Extinguishment

We issued $1 billion of senior notes in a public offering during the second quarter of 2011 and used the proceeds from this offering to repay our senior notes which were due in 2012. In the second quarter of 2011, we recorded a $61 million loss on early debt extinguishment for the premium paid and other costs associated with the senior notes that we repurchased during the period.

Income Tax Provision

Our effective income tax rate was 27.6% and 30.7% in the second quarter and first six months of 2012, respectively, and was 34.7% and 35.6% in the second quarter and first six months of 2011, respectively. The lower effective tax rates in 2012 were primarily due to increased deductions resulting from federal tax planning initiatives including the associated discrete tax benefits. We anticipate that our full year effective tax rate will be approximately 34% in 2012 and our effective tax rate for the second half of 2012 will be approximately 37%.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $1.18 and $0.67 in the second quarter of 2012 and 2011, respectively, and was $2.13 and $1.45 in the first six months of 2012 and 2011, respectively. In the second quarter and first six months of 2011, net income per share-diluted from continuing operations was negatively impacted by $0.26 per share due to a loss on early debt extinguishment. The amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.19 per share and $0.18 per share in the second quarters of 2012 and 2011, respectively, and $0.37 per share and $0.34 per share for the first six months of 2012 and 2011, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $302 million at June 30, 2012 and available borrowings under our revolving credit facility.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2012	2011	$	%
Income from continuing operations	$296	$211	$85
Depreciation and amortization	175	173	2
Share-based compensation	25	21	4
Loss on early debt extinguishment	—	61	(61)
Net changes in working capital and other	(111)	(48)	(63)

Operating cash flow	$385	$418	$(33)	(8%	)

Capital expenditures	$102	$102	$—	—

Our net cash provided by operating activities, or operating cash flow, was $385 million in the first six months of 2012, a decrease of 8% compared with $418 million in 2011. This decrease was primarily due to working capital changes which were negatively impacted by approximately $40 million due to an increase in and the timing of payments for income taxes and a $21 million increase in payments for discretionary and incentive-based employee compensation, which were accrued for in 2011, including company 401k profit sharing contributions. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures in the first six months of 2012 were consistent with the same period in 2011 and were 5% of our total revenue in each period.

During the first six months of 2012, we purchased $388 million of our common stock. As of June 30, 2012, we had approximately nine million shares remaining under our existing authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Long-Term Debt

	June 30,	December 31,
(In millions)	2012	2011
Senior term loan	$1,100	$1,100
Revolving credit facility	20	—
3.125% senior notes due 2015	300	299
3.125% senior notes due 2016	600	599
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
Other borrowings	47	49

Long-term debt (including current maturities)	$3,415	$3,395

At June 30, 2012, our senior notes outstanding totaled $2.25 billion, and our unsecured senior term loan borrowings were $1.1 billion. Interest on our senior notes is paid semi-annually. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate and matures in November 2012. The senior term loan contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. At June 30, 2012, $967 million of our term loan borrowings, which mature in November 2012, were classified in our consolidated balance sheet as long-term debt because we have the intent to refinance this debt on a long-term basis and could do so under our revolving credit facility that expires in 2014.

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

We maintain a $1.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest (1.9% at June 30, 2012) at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense. The facility expires in September 2014. We expect to enter into an amended and restated revolving credit agreement in the near term, on substantially similar terms to the existing agreement, to extend the term of the facility to 2017 and to increase the amount of credit available to up to $2.0 billion. As of June 30, 2012, there were borrowings of $20 million outstanding under the facility and letters of credit drawn on the facility were $13 million. During the first six months of 2012, we were in compliance with all financial debt covenants, including those contained in our senior term loan and our senior notes.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2012	1,000,000	$69.33	1,000,000	9,964,590
May 1-31, 2012	1,100,000	67.02	1,100,000	8,864,590
June 1-30, 2012	—		—	8,864,590

Total	2,100,000		2,100,000

(1)	On February 22, 2012, our board of directors authorized the purchase of up to ten million shares of our common stock. This authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: July 31, 2012	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President,
Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1*	Fiserv, Inc. 2007 Omnibus Incentive Plan, as amended

31.1	Certification of the Chief Executive Officer, dated July 31, 2012

31.2	Certification of the Chief Financial Officer, dated July 31, 2012

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated July 31, 2012

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement.
**	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2012, and incorporated herein by reference.