Form 10-Q
period 2012-09-30
FISERV INC
filed 2012-10-31
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

As of October 25, 2012, there were 133,472,676 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FISERV, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Processing and services	$933	$882	$2,759	$2,628
Product	185	181	567	548

Total revenue	1,118	1,063	3,326	3,176

Expenses:
Cost of processing and services	494	490	1,476	1,443
Cost of product	150	141	464	436
Selling, general and administrative	207	189	619	582

Total expenses	851	820	2,559	2,461

Operating income	267	243	767	715
Interest expense	(48)	(45)	(135)	(144)
Interest and investment income	—	—	6	6
Loss on early debt extinguishment	—	(24)	—	(85)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	219	174	638	492
Income tax provision	(80)	(55)	(209)	(168)
Income from investment in unconsolidated affiliate	3	8	9	14

Income from continuing operations	142	127	438	338
Loss from discontinued operations, net of income taxes	(3)	—	(6)	(9)

Net income	$139	$127	$432	$329

Net income (loss) per share—basic:
Continuing operations	$1.05	$0.90	$3.20	$2.36
Discontinued operations	(0.01)	—	(0.04)	(0.07)

Total	$1.03	$0.90	$3.16	$2.30

Net income (loss) per share—diluted:
Continuing operations	$1.03	$0.89	$3.16	$2.33
Discontinued operations	(0.01)	—	(0.04)	(0.07)

Total	$1.02	$0.89	$3.12	$2.27

Shares used in computing net income (loss) per share:
Basic	134.9	141.1	136.6	143.2
Diluted	136.6	142.6	138.3	144.8

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$139	$127	$432	$329
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income taxes of $1 million, $21 million, $8 million and $31 million	(2)	(32)	(12)	(47)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income taxes of $7 million, $5 million, $16 million and $16 million	10	8	24	24
Foreign currency translation	4	(8)	5	(6)

Total other comprehensive income (loss)	12	(32)	17	(29)

Comprehensive income	$151	$95	$449	$300

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$307	$337
Trade accounts receivable, net	643	666
Deferred income taxes	37	44
Prepaid expenses and other current assets	338	309

Total current assets	1,325	1,356
Property and equipment, net	256	258
Intangible assets, net	1,782	1,881
Goodwill	4,719	4,720
Other long-term assets	371	333

Total assets	$8,453	$8,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$719	$836
Current maturities of long-term debt	2	179
Deferred revenue	330	369

Total current liabilities	1,051	1,384
Long-term debt	3,447	3,216
Deferred income taxes	603	617
Other long-term liabilities	94	73

Total liabilities	5,195	5,290

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	793	777
Accumulated other comprehensive loss	(61)	(78)
Retained earnings	5,771	5,339
Treasury stock, at cost, 64.1 million and 57.8 million shares	(3,247)	(2,782)

Total shareholders’ equity	3,258	3,258

Total liabilities and shareholders’ equity	$8,453	$8,548

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$432	$329
Adjustment for discontinued operations	6	9
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	143	144
Amortization of acquisition-related intangible assets	122	115
Share-based compensation	35	29
Deferred income taxes	(11)	36
Settlement of interest rate hedge contracts	(88)	(6)
Loss on early debt extinguishment	—	85
Dividend from unconsolidated affiliate	—	12
Other non-cash items	(20)	(23)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	24	6
Prepaid expenses and other assets	(48)	(30)
Accounts payable and other liabilities	(16)	12
Deferred revenue	(31)	(37)

Net cash provided by operating activities from continuing operations	548	681

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(146)	(144)
Payments for acquisitions of businesses, net of cash acquired	—	(511)
Dividend from unconsolidated affiliate	—	42
Net proceeds from sale (purchases) of investments	27	(4)
Other investing activities	(3)	—

Net cash used in investing activities from continuing operations	(122)	(617)

Cash flows from financing activities:
Proceeds from long-term debt	994	1,189
Repayments of long-term debt, including premium and costs	(946)	(1,105)
Issuance of treasury stock	80	63
Purchases of treasury stock	(580)	(484)
Other financing activities	1	(2)

Net cash used in financing activities from continuing operations	(451)	(339)

Net change in cash and cash equivalents from continuing operations	(25)	(275)
Net cash flows from discontinued operations	(5)	(7)
Beginning balance	337	563

Ending balance	$307	$281

See accompanying notes to consolidated financial statements.

FISERV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation

The consolidated financial statements for the three-month and nine-month periods ended September 30, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable and accrued expenses approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $3.7 billion at September 30, 2012 and $3.5 billion at December 31, 2011 and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets (level 2 of the fair value hierarchy).

3. Share-Based Compensation

The Company recognized $10 million and $35 million of share-based compensation expense during the three and nine months ended September 30, 2012, respectively, and $8 million and $29 million of share-based compensation expense during the three and nine months ended September 30, 2011, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the nine months ended September 30, 2012, the Company granted 1.0 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $21.59 and $65.42, respectively. During the nine months ended September 30, 2011, the Company granted 1.0 million stock options and 0.6 million restricted stock units at weighted-average estimated fair values of $22.69 and $58.47, respectively. During the nine months ended September 30, 2012 and 2011, stock options to purchase 1.7 million shares and 1.2 million shares, respectively, were exercised.

4. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Weighted-average shares outstanding used for the calculation of net income per share—basic	134.9	141.1	136.6	143.2
Common stock equivalents	1.7	1.5	1.7	1.6

Total shares used for the calculation of net income per share—diluted	136.6	142.6	138.3	144.8

For the three months ended September 30, 2012 and 2011, stock options for 0.9 million and 1.0 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the nine months ended September 30, 2012 and 2011, stock options for 1.5 million and 0.9 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

5. Intangible Assets

Intangible assets consisted of the following:

	Gross
September 30, 2012	Carrying	Accumulated	Net Book
(In millions)	Amount	Amortization	Value
Customer related intangible assets	$1,704	$514	$1,190
Acquired software and technology	392	217	175
Trade names	114	27	87
Capitalized software development costs	689	424	265
Purchased software	333	268	65

Total	$3,232	$1,450	$1,782

	Gross
December 31, 2011	Carrying	Accumulated	Net Book
(In millions)	Amount	Amortization	Value
Customer related intangible assets	$1,699	$440	$1,259
Acquired software and technology	420	204	216
Trade names	114	20	94
Capitalized software development costs	720	477	243
Purchased software	362	293	69

Total	$3,315	$1,434	$1,881

The Company estimates that annual amortization expense with respect to acquired intangible assets will be approximately $160 million in 2012 through 2014, approximately $150 million in 2015 and approximately $110 million in 2016.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In millions)	2012	2011
Settlement obligations	$215	$195
Client deposits	136	114
Accrued compensation and benefits	124	157
Trade accounts payable	84	96
Interest rate hedge contracts	—	98
Other accrued expenses	160	176

Total	$719	$836

7. Long-Term Debt

In September 2012, the Company issued $700 million aggregate principal amount of 3.5% senior notes due in October 2022. The notes pay interest semi-annually on April 1 and October 1, commencing on April 1, 2013. The interest rate applicable to these notes is subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. Net proceeds from the issuance of the notes were primarily used to repay a portion of the Company’s term loan due in November 2012.

In August 2012, the Company entered into a $2.0 billion Amended and Restated Credit Agreement with a syndicate of banks, replacing its existing $1.0 billion revolving credit facility, which was scheduled to expire in September 2014. Borrowings under the amended revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The facility expires on August 1, 2017 and contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. As of September 30, 2012, there were no borrowings outstanding under the facility. During the first nine months of 2012, the Company was in compliance with all financial debt covenants.

At September 30, 2012 and December 31, 2011, $500 million and $925 million, respectively, of the Company’s term loan borrowings, which mature in November 2012, were classified in the consolidated balance sheets as long-term debt because the Company has the intent to refinance this debt on a long-term basis and could do so under its revolving credit facility.

8. Interest Rate Hedge Contracts

The Company maintained forward-starting interest rate swap agreements (“Forward-Starting Swaps”), designated as cash flow hedges, with a total notional value of $550 million to hedge against changes in interest rates applicable to forecasted five-year and ten-year fixed rate borrowings. Upon the issuance of senior notes in September 2012, the Company paid $88 million to settle the Forward-Starting Swaps and recognized approximately $4 million of interest expense due to hedge ineffectiveness. The remaining $84 million is recorded in accumulated other comprehensive loss, net of income taxes of $33 million, and will be recognized as interest expense over the terms of the originally forecasted interest payments.

The Company also maintained interest rate swap agreements (“Swaps”), designated as cash flow hedges, with a total notional value of $1.0 billion to hedge against changes in interest rates on floating rate term loan borrowings. The Swaps, which expired in September 2012, effectively fixed the interest rate on floating rate term loan borrowings at a weighted-average rate of approximately 5.0% prior to financing spreads and related fees. In the first nine months of 2012 and 2011, interest expense recognized due to hedge ineffectiveness on the Swaps was not significant, and no amounts were excluded from the assessment of hedge effectiveness. There were no Swaps outstanding as of September 30, 2012.

Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2012, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

9. Cash Flow Information

Supplemental cash flow information was as follows:

	Nine Months Ended
	September 30,
(In millions)	2012	2011
Interest paid	$105	$116
Income taxes paid	245	151
Treasury stock purchases settled after the balance sheet date	6	—

10. Business Segment Information

The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides electronic bill payment and presentment services, debit and other card-based payment products and services, internet and mobile banking software and services, and other electronic payments software and services including account-to-account transfers and person-to-person payments. The businesses in this segment also provide investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

			Corporate
(In millions)	Payments	Financial	and Other	Total
Three Months Ended September 30, 2012
Processing and services revenue	$464	$473	$(4)	$933
Product revenue	153	40	(8)	185

Total revenue	$617	$513	$(12)	$1,118

Operating income	$168	$165	$(66)	$267

Three Months Ended September 30, 2011
Processing and services revenue	$439	$446	$(3)	$882
Product revenue	148	41	(8)	181

Total revenue	$587	$487	$(11)	$1,063

Operating income	$162	$143	$(62)	$243

Nine Months Ended September 30, 2012
Processing and services revenue	$1,361	$1,407	$(9)	$2,759
Product revenue	484	109	(26)	567

Total revenue	$1,845	$1,516	$(35)	$3,326

Operating income	$489	$479	$(201)	$767

Nine Months Ended September 30, 2011
Processing and services revenue	$1,287	$1,348	$(7)	$2,628
Product revenue	459	116	(27)	548

Total revenue	$1,746	$1,464	$(34)	$3,176

Operating income	$482	$435	$(202)	$715

Goodwill in the Payments and Financial segments was $3.4 billion and $1.3 billion, respectively, as of September 30, 2012 and December 31, 2011.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$655	$319	$(41)	$933
Product	—	165	33	(13)	185

Total revenue	—	820	352	(54)	1,118

Expenses:
Cost of processing and services	—	356	179	(41)	494
Cost of product	—	145	18	(13)	150
Selling, general and administrative	27	127	53	—	207

Total expenses	27	628	250	(54)	851

Operating income (loss)	(27)	192	102	—	267
Interest expense, net	(32)	(14)	(2)	—	(48)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(59)	178	100	—	219
Income tax (provision) benefit	23	(66)	(37)	—	(80)
Income from investment in unconsolidated affiliate	—	3	—	—	3
Equity in earnings of consolidated affiliates	178	—	—	(178)	—

Income from continuing operations	142	115	63	(178)	142
Loss from discontinued operations, net of income taxes	(3)	—	—	—	(3)

Net income	$139	$115	$63	$(178)	$139

Comprehensive income	$151	$115	$67	$(182)	$151

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$645	$271	$(34)	$882
Product	—	162	33	(14)	181

Total revenue	—	807	304	(48)	1,063

Expenses:
Cost of processing and services	—	370	155	(35)	490
Cost of product	—	134	21	(14)	141
Selling, general and administrative	24	114	50	1	189

Total expenses	24	618	226	(48)	820

Operating income (loss)	(24)	189	78	—	243
Interest expense, net	(34)	(9)	(2)	—	(45)
Loss on early debt extinguishment	(24)	—	—	—	(24)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(82)	180	76	—	174
Income tax (provision) benefit	39	(67)	(27)	—	(55)
Income from investment in unconsolidated affiliate	—	8	—	—	8
Equity in earnings of consolidated affiliates	170	—	—	(170)	—

Income from continuing operations	127	121	49	(170)	127

Net income	$127	$121	$49	$(170)	$127

Comprehensive income	$95	$121	$41	$(162)	$95

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,965	$912	$(118)	$2,759
Product	—	528	83	(44)	567

Total revenue	—	2,493	995	(162)	3,326

Expenses:
Cost of processing and services	—	1,058	536	(118)	1,476
Cost of product	—	457	51	(44)	464
Selling, general and administrative	76	376	167	—	619

Total expenses	76	1,891	754	(162)	2,559

Operating income (loss)	(76)	602	241	—	767
Interest expense, net	(84)	(43)	(2)	—	(129)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(160)	559	239	—	638
Income tax (provision) benefit	86	(206)	(89)	—	(209)
Income from investment in unconsolidated affiliate	—	9	—	—	9
Equity in earnings of consolidated affiliates	512	—	—	(512)	—

Income from continuing operations	438	362	150	(512)	438
Loss from discontinued operations, net of income taxes	(6)	—	—	—	(6)

Net income	$432	$362	$150	$(512)	$432

Comprehensive income	$449	$362	$155	$(517)	$449

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,932	$792	$(96)	$2,628
Product	—	505	91	(48)	548

Total revenue	—	2,437	883	(144)	3,176

Expenses:
Cost of processing and services	—	1,086	453	(96)	1,443
Cost of product	—	411	73	(48)	436
Selling, general and administrative	69	365	148	—	582

Total expenses	69	1,862	674	(144)	2,461

Operating income (loss)	(69)	575	209	—	715
Interest expense, net	(115)	(17)	(6)	—	(138)
Loss on early debt extinguishment	(85)	—	—	—	(85)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(269)	558	203	—	492
Income tax (provision) benefit	115	(208)	(75)	—	(168)
Income from investment in unconsolidated affiliate	—	14	—	—	14
Equity in earnings of consolidated affiliates	492	—	—	(492)	—

Income from continuing operations	338	364	128	(492)	338
(Loss) income from discontinued operations, net of income taxes	(9)	—	2	(2)	(9)

Net income	$329	$364	$130	$(494)	$329

Comprehensive income	$300	$364	$124	$(488)	$300

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$41	$54	$212	$—	$307
Trade accounts receivable, net	—	392	251	—	643
Prepaid expenses and other current assets	13	195	167	—	375

Total current assets	54	641	630	—	1,325
Investments in consolidated affiliates	8,336	—	—	(8,336)	—
Intangible assets, net	22	1,510	250	—	1,782
Goodwill	—	3,709	1,010	—	4,719
Other long-term assets	55	474	98	—	627

Total assets	$8,467	$6,334	$1,988	$(8,336)	$8,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$91	$611	$349	$—	$1,051
Long-term debt	3,443	4	—	—	3,447
Due to (from) consolidated affiliates	1,020	(757)	(263)	—	—
Other long-term liabilities	655	19	23	—	697

Total liabilities	5,209	(123)	109	—	5,195
Total shareholders’ equity	3,258	6,457	1,879	(8,336)	3,258

Total liabilities and shareholders’ equity	$8,467	$6,334	$1,988	$(8,336)	$8,453

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$73	$71	$193	$—	$337
Trade accounts receivable, net	—	402	264	—	666
Prepaid expenses and other current assets	25	167	161	—	353

Total current assets	98	640	618	—	1,356
Investments in consolidated affiliates	7,864	—	—	(7,864)	—
Intangible assets, net	15	1,597	269	—	1,881
Goodwill	—	3,709	1,011	—	4,720
Other long-term assets	28	452	111	—	591

Total assets	$8,005	$6,398	$2,009	$(7,864)	$8,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$397	$616	$371	$—	$1,384
Long-term debt	3,171	2	43	—	3,216
Due to (from) consolidated affiliates	524	(344)	(180)	—	—
Other long-term liabilities	655	12	23	—	690

Total liabilities	4,747	286	257	—	5,290
Total shareholders’ equity	3,258	6,112	1,752	(7,864)	3,258

Total liabilities and shareholders’ equity	$8,005	$6,398	$2,009	$(7,864)	$8,548

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(158)	$523	$183	$—	$548

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(107)	(36)	—	(146)
Net proceeds from sale (purchases) of investments	—	3	24	—	27
Other investing activities	538	(1)	—	(540)	(3)

Net cash (used in) provided by investing activities from continuing operations	535	(105)	(12)	(540)	(122)

Cash flows from financing activities:
Proceeds from long-term debt	994	—	—	—	994
Repayments of long-term debt, including premium and costs	(897)	(4)	(45)	—	(946)
Purchases of treasury stock	(580)	—	—	—	(580)
Other financing activities	79	(431)	(107)	540	81

Net cash used in financing activities from continuing operations	(404)	(435)	(152)	540	(451)

Net change in cash and cash equivalents from continuing operations	(27)	(17)	19	—	(25)
Net cash flows from discontinued operations	(5)	—	—	—	(5)
Beginning balance	73	71	193	—	337

Ending balance	$41	$54	$212	$—	$307

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(19)	$558	$142	$—	$681

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(12)	(113)	(19)	—	(144)
Payments for acquisitions of businesses, net of cash acquired	—	(473)	(38)	—	(511)
Net proceeds from sale (purchases) of investments	—	2	(6)	—	(4)
Other investing activities	116	42	1	(117)	42

Net cash (used in) provided by investing activities from continuing operations	104	(542)	(62)	(117)	(617)

Cash flows from financing activities:
Proceeds from long-term debt	1,143	—	46	—	1,189
Repayments of long-term debt, including premium and costs	(1,103)	(2)	—	—	(1,105)
Purchases of treasury stock	(484)	—	—	—	(484)
Other financing activities	61	(16)	(101)	117	61

Net cash used in financing activities from continuing operations	(383)	(18)	(55)	117	(339)

Net change in cash and cash equivalents from continuing operations	(298)	(2)	25	—	(275)
Net cash flows from discontinued operations	(7)	—	—	—	(7)
Beginning balance	343	68	152	—	563

Ending balance	$38	$66	$177	$—	$281

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer; legislative and regulatory actions in the United States and internationally, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations; our ability to successfully integrate acquisitions into our operations; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our strategic initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2011 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities, and the trends and business developments affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2012 to the comparable periods in 2011.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of September 30, 2012.

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

Our operations are primarily in the United States and are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides electronic bill payment and presentment services, debit and other card-based payment products and services, internet and mobile banking software and services, and other electronic payments software and services including account-to-account transfers and person-to-person payments. Our businesses in this segment also provide investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

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

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. While financial institutions have generally remained cautious in their information technology spending, many institutions have become increasingly focused on investing in solutions that help them win and retain customers, generate incremental revenue and enhance their operating efficiency. Examples of these solutions include our digital channels and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment over the past several years, our revenue increased 5% in 2011 compared to 2010 and 5% in the first nine months of 2012 compared to the same period in 2011, and our net income per share from continuing operations was $3.40 in the full year of 2011 and $3.16 in the first nine months of 2012. We believe these financial results demonstrate the resilience of our recurring fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. In recent years, many of our financial institution clients have finalized their discretionary spending decisions later in the year. As a result, we have seen, and expect to continue to see, a larger percentage of our annual revenue and earnings occurring in the second half of the year. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

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

	Three Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2012	2011	2012	2011	$	%
Revenue:
Processing and services	$933	$882	83.5%	83.0%	$51	6%
Product	185	181	16.5%	17.0%	4	2%

Total revenue	1,118	1,063	100.0%	100.0%	55	5%

Expenses:
Cost of processing and services	494	490	52.9%	55.6%	4	1%
Cost of product	150	141	81.1%	77.9%	9	6%

Sub-total	644	631	57.6%	59.4%	13	2%
Selling, general and administrative	207	189	18.5%	17.8%	18	10%

Total expenses	851	820	76.1%	77.1%	31	4%

Operating income	267	243	23.9%	22.9%	24	10%
Interest expense	(48)	(45)	(4.3%)	(4.2%)	3	7%
Loss on early debt extinguishment	—	(24)	—	(2.3%)	(24)	(100%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$219	$174	19.6%	16.4%	$45	26%

	Nine Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2012	2011	2012	2011	$	%
Revenue:
Processing and services	$2,759	$2,628	83.0%	82.7%	$131	5%
Product	567	548	17.0%	17.3%	19	3%

Total revenue	3,326	3,176	100.0%	100.0%	150	5%

Expenses:
Cost of processing and services	1,476	1,443	53.5%	54.9%	33	2%
Cost of product	464	436	81.8%	79.6%	28	6%

Sub-total	1,940	1,879	58.3%	59.2%	61	3%
Selling, general and administrative	619	582	18.6%	18.3%	37	6%

Total expenses	2,559	2,461	76.9%	77.5%	98	4%

Operating income	767	715	23.1%	22.5%	52	7%
Interest expense	(135)	(144)	(4.1%)	(4.5%)	(9)	(6%)
Interest and investment income	6	6	0.2%	0.2%	—	—
Loss on early debt extinguishment	—	(85)	—	(2.7%)	(85)	(100%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$638	$492	19.2%	15.5%	$146	30%

(1)

Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2012	$617	$513	$(12)	$1,118
2011	587	487	(11)	1,063

Revenue growth	$30	$26	$(1)	$55
Revenue growth percentage	5%	5%		5%
Operating income:
2012	$168	$165	$(66)	$267
2011	162	143	(62)	243

Operating income growth	$6	$22	$(4)	$24
Operating income growth percentage	4%	15%		10%
Operating margin:
2012	27.3%	32.1%		23.9%
2011	27.6%	29.4%		22.9%

Operating margin growth (1)	(0.3%)	2.7%		1.0%

	Nine Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2012	$1,845	$1,516	$(35)	$3,326
2011	1,746	1,464	(34)	3,176

Revenue growth	$99	$52	$(1)	$150
Revenue growth percentage	6%	4%		5%
Operating income:
2012	$489	$479	$(201)	$767
2011	482	435	(202)	715

Operating income growth	$7	$44	$1	$52
Operating income growth percentage	1%	10%		7%
Operating margin:
2012	26.5%	31.6%		23.1%
2011	27.6%	29.7%		22.5%

Operating margin growth (1)	(1.1%)	1.9%		0.6%

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $55 million, or 5%, in the third quarter of 2012 compared to 2011 and increased $150 million, or 5%, in the first nine months of 2012 compared to 2011. Revenue growth was driven by both our Payments and Financial segments in 2012. Revenue from acquired companies contributed $11 million to revenue in the third quarter of 2012 and $41 million to revenue in the first nine months of 2012.

Revenue in our Payments segment in the third quarter and first nine months of 2012 increased $30 million, or 5%, and $99 million, or 6%, respectively, compared to 2011. Revenue from acquired companies totaled $11 million and $40 million in the third quarter and first nine months of 2012, respectively, and positively impacted segment revenue growth by approximately two percentage points in each period. Revenue growth in the Payments segment during the third quarter and first nine months of 2012 was also driven by new clients and increased transaction volumes from existing clients primarily in our card services business and our digital channels business, which includes our mobile banking solution. In addition, higher postage pass-through revenue, which is included in both product revenue and cost of product, in our output solutions business contributed approximately one percentage point of revenue growth in both the third quarter and the first nine months of 2012. This positive growth for the first nine months of 2012 was partially offset by lower revenue in our electronic bill payment business, driven primarily by the loss of a client that was acquired by another financial institution.

Revenue in our Financial segment during the third quarter and first nine months of 2012 increased $26 million, or 5%, and $52 million, or 4%, respectively, compared to 2011. Financial segment revenue growth during 2012 was favorably impacted by increased processing and services revenue in our account processing, lending and consulting businesses, partially offset by volume declines in our check processing business.

Total Expenses

Total expenses increased $31 million and $98 million, or 4%, in the third quarter and first nine months of 2012, respectively, as compared to 2011. Total expenses as a percentage of total revenue declined 100 basis points from 77.1% in the third quarter of 2011 to 76.1% in the third quarter of 2012 and declined 60 basis points from 77.5% in the first nine months of 2011 to 76.9% in the first nine months of 2012, favorably impacting our operating margin in both periods.

Cost of processing and services as a percentage of processing and services revenue was 52.9% in the third quarter of 2012 compared to 55.6% in the third quarter of 2011 and was 53.5% in the first nine months of 2012 compared to 54.9% in the first nine months of 2011. The improvements in cost of processing and services as a percentage of revenue were primarily driven by increased operating leverage and operating efficiencies in our recurring revenue businesses.

Cost of product as a percentage of product revenue was 81.1% in the third quarter of 2012 compared to 77.9% in the third quarter of 2011 and was 81.8% in the first nine months of 2012 compared to 79.6% in the first nine months of 2011. The increase in cost of product as a percentage of revenue in 2012 was primarily due to an increase in postage pass-through revenue and expenses in our output solutions business as well as lower software license revenue for the first nine months of 2012 as compared to 2011.

Selling, general and administrative expenses as a percentage of total revenue was 18.5% in the third quarter of 2012 compared to 17.8% in the third quarter of 2011 and was relatively consistent in the first nine months of 2012 at 18.6% compared to 18.3% in the first nine months of 2011. The increases were primarily due to higher selling, general and administrative expenses associated with our acquisition of CashEdge.

Operating Income and Operating Margin

Total operating income increased $24 million, or 10%, to $267 million in the third quarter of 2012 compared to 2011 and increased $52 million, or 7%, to $767 million in the first nine months of 2012 compared to 2011. Our total operating margin increased 100 basis points to 23.9% in the third quarter of 2012 compared to the third quarter of 2011 and increased 60 basis points to 23.1% in the first nine months of 2012 compared to the same period in 2011.

Operating income in our Payments segment increased $6 million, or 4%, in the third quarter of 2012 compared to 2011, and operating margin decreased 30 basis points to 27.3% in the third quarter of 2012 compared to 2011. In the first nine months of 2012 compared to 2011, operating income in our Payments segment increased $7 million, or 1%, and operating margin decreased 110 basis points to 26.5%. Payments segment operating margin in 2012 was negatively impacted by increased expenses associated with the development, support and integration of new products and services, including Popmoney for person-to-person payments and Mobiliti for mobile banking and payments services, lower revenue in our electronic bill payment business driven primarily by the loss of a client that was acquired by another financial institution, and higher professional services and delivery costs associated with a few large current client implementations in our internet banking business. In addition, operating margin in 2012 was negatively impacted by increased postage pass-through costs, which are included in both revenue and expenses.

Operating income in our Financial segment increased $22 million, or 15%, and $44 million, or 10%, in the third quarter and first nine months of 2012, respectively, compared to 2011. Operating margin increased 270 basis points to 32.1% in the third quarter of 2012 compared to 2011 and 190 basis points to 31.6% in the first nine months of 2012 compared to 2011. The increases in operating income and improved operating margin in 2012 were primarily due to revenue growth and scale efficiencies in our account processing and lending businesses, operating efficiencies in our item processing business, increased higher margin revenue including contract termination fees, and the continued implementation of our operating effectiveness initiatives.

Interest Expense

Interest expense increased $3 million, or 7%, to $48 million in the third quarter of 2012 compared to 2011 primarily due to $4 million of expense associated with hedge ineffectiveness recognized upon the settlement of our forward-starting interest rate swap agreements (“Forward-Starting Swaps”) in September of 2012. Interest expense decreased $9 million, or 6%, to $135 million in the first nine months of 2012 compared to 2011 primarily due to lower average interest rates.

Loss on Early Debt Extinguishment

In 2011 we issued $1 billion aggregate principal amount of senior notes in a public offering and used the proceeds from this offering to repay our senior notes which were due in 2012. We recorded a pre-tax loss on early debt extinguishment for the premiums paid and other costs associated with the senior notes we repurchased of $24 million and $85 million in the third quarter and first nine months of 2011, respectively.

Income Tax Provision

Our effective income tax rate was 36.8% and 32.8% in the third quarter and first nine months of 2012, respectively, and was 31.8% and 34.2% in the third quarter and first nine months of 2011, respectively. The higher effective tax rate for the third quarter of 2012 of 36.8% compared to the prior year rate of 31.8% is primarily due to the resolutions of tax audits and the reversal of a purchase accounting income tax reserve due to a favorable resolution of a tax matter in the third quarter of 2011 which favorably impacted the prior period rate. The lower effective tax rate for the first nine months of 2012 as compared to 2011 was primarily due to increased deductions resulting from federal tax planning initiatives, including the associated discrete tax benefits. We anticipate that our full year effective tax rate will be approximately 34% in 2012 and that our effective tax rate for the fourth quarter of 2012 will be approximately 37%.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $1.03 and $0.89 in the third quarter of 2012 and 2011, respectively, and was $3.16 and $2.33 in the first nine months of 2012 and 2011, respectively. In the third quarter and first nine months of 2011, net income per share-diluted from continuing operations was negatively impacted by $0.11 per share and $0.37 per share, respectively, due to losses on early debt extinguishment. The amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.19 per share and $0.17 per share in the third quarters of 2012 and 2011, respectively, and $0.56 per share and $0.51 per share for the first nine months of 2012 and 2011, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $307 million at September 30, 2012 and available borrowings under our revolving credit facility.

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2012	2011	$	%
Income from continuing operations	$438	$338	$100
Depreciation and amortization	265	259	6
Share-based compensation	35	29	6
Deferred income taxes	(11)	36	(47)
Settlement of interest rate hedge contracts	(88)	(6)	(82)
Loss on early debt extinguishment	—	85	(85)
Dividend from unconsolidated affiliate	—	12	(12)
Net changes in working capital and other	(91)	(72)	(19)

Operating cash flow	$548	$681	$(133)	(20%)

Capital expenditures	$146	$144	$2	1%

Our net cash provided by operating activities, or operating cash flow, was $548 million in the first nine months of 2012, a decrease of 20% compared with $681 million in 2011 primarily due to a payment of $88 million in the third quarter of 2012 for the settlement of Forward-Starting Swaps and due to working capital changes. Working capital was negatively impacted by an increase in payments for discretionary and incentive-based employee compensation, which were accrued for in 2011, including company 401k profit sharing contributions, and higher income tax payments in 2012 compared to 2011. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures in the first nine months of 2012 remained relatively consistent with the same period in 2011 and were less than 5% of our total revenue in each period.

During the first nine months of 2012, we purchased $577 million of our common stock. As of September 30, 2012, we had approximately six million shares remaining under our existing authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Long-Term Debt

(In millions)	September 30, 2012	December 31, 2011
Senior term loan	$500	$1,100
3.125% senior notes due 2015	300	299
3.125% senior notes due 2016	600	599
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	—
Other borrowings	4	49

Long-term debt (including current maturities)	$3,449	$3,395

At September 30, 2012, our senior notes outstanding approximated $3 billion, and our unsecured senior term loan borrowings were $500 million. Interest on our senior notes is paid semi-annually. The unsecured senior term loan bears interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. The senior term loan contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. At September 30, 2012 and December 31, 2011, $500 million and $925 million, respectively, of our term loan borrowings, which mature in November 2012, were classified in the consolidated balance sheets as long-term debt because we have the intent to refinance this debt on a long-term basis and could do so under our revolving credit facility.

In September 2012, we issued $700 million aggregate principal amount of 3.5% senior notes due in October 2022. The notes pay interest semi-annually on April 1 and October 1, commencing on April 1, 2013. The interest rate applicable to these notes is subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit (i) our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, (ii) our and certain of our subsidiaries’ ability to create or assume liens, and (iii) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions. Net proceeds from the issuance of the notes were primarily used to repay a portion of our term loan due in November 2012.

In August 2012, we entered into a $2.0 billion Amended and Restated Credit Agreement with a syndicate of banks, replacing our existing $1.0 billion revolving credit facility, which was scheduled to expire in September 2014. Borrowings under the amended revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The facility expires on August 1, 2017 and contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. As of September 30, 2012, there were no borrowings outstanding under the facility. During the first nine months of 2012, we were in compliance with all financial debt covenants.

To manage exposure to fluctuations in interest rates, we maintained Forward-Starting Swaps, designated as cash flow hedges, with a total notional value of $550 million to hedge against changes in interest rates applicable to forecasted five-year and ten-year fixed rate borrowings. Upon the issuance of senior notes in September 2012, we paid $88 million to settle the Forward-Starting Swaps and recognized approximately $4 million of interest expense due to hedge ineffectiveness. The remaining $84 million is recorded in accumulated other comprehensive loss, net of income taxes of $33 million, and will be recognized as interest expense over the terms of the originally forecasted interest payments. In addition, we maintained interest rate swap agreements (“Swaps”), designated as cash flow hedges, with a total notional value of $1.0 billion to hedge against changes in interest rates on floating rate term loan borrowings. The Swaps, which expired in September 2012, effectively fixed the interest rate on floating rate term loan borrowings at a weighted-average rate of approximately 5.0% prior to financing spreads and related fees. There were no Swaps outstanding as of September 30, 2012.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2012	—		—	8,864,590
August 1-31, 2012	1,869,000	$70.62	1,869,000	6,995,590
September 1-30, 2012	785,000	72.48	785,000	6,210,590

Total	2,654,000		2,654,000

(1)	On February 22, 2012, our board of directors authorized the purchase of up to ten million shares of our common stock. This authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: October 31, 2012	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President,
Chief Financial Officer,
Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

4.1	Amended and Restated Credit Agreement, dated as of August 1, 2012, among Fiserv, Inc. and the financial institutions parties thereto. (1)

4.2	Tenth Supplemental Indenture, dated as of September 25, 2012, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association. (2)

31.1	Certification of the Chief Executive Officer, dated October 31, 2012

31.2	Certification of the Chief Financial Officer, dated October 31, 2012

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated October 31, 2012

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 25, 2012 and incorporated herein by reference.