Form 10-K
period 2012-12-31
FISERV INC
filed 2013-02-22
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Large Accelerated Filer  ☑    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 29, 2012 (the last trading day of the second fiscal quarter) was $9,622,066,894 based on a closing price of $72.22 on the NASDAQ stock market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 15, 2013 was 133,503,529.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2013 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer; legislative and regulatory actions in the United States and internationally, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations; our ability to successfully integrate acquisitions, including Open Solutions Inc., into our operations; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our strategic initiatives; our ability to comply with government regulations, including privacy regulations; and other factors discussed in this report under the heading “Risk Factors.” You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

PART I

In this report, all references to “we,” “us” and “our” refer to Fiserv, Inc. (“Fiserv”), a Wisconsin corporation, and, unless the context otherwise requires, its consolidated subsidiaries.

Item 1.  Business

Overview

Fiserv, Inc. is a leading global provider of financial services technology. We are publicly traded on the NASDAQ Global Select Market and part of the S&P 500 Index. We serve approximately 16,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants and government agencies. We provide account processing systems; electronic payments processing products and services, such as electronic bill payment and presentment, card-based transaction processing and network services, ACH transaction processing, account-to-account transfer products and person-to-person payments; internet and mobile banking systems; and related services including document and payment card production and distribution, check processing and imaging, source capture systems, and lending and risk management products and services. The majority of the services we provide are necessary for our clients to operate their business and are, therefore, non-discretionary in nature. Our operations are principally located in the United States where we operate data and transaction processing centers, develop software, perform item processing and check imaging, and provide technology support. We also own a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is comprised of our former insurance services businesses.

In 2012, we had $4.5 billion in total revenue, $835 million in net cash provided by operating activities from continuing operations and income from continuing operations of $597 million. Processing and services revenue, which in 2012 represented 83% of our consolidated revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years. We also have had high contract renewal rates with our clients. Our international operations contributed 7% of total revenue in each of 2012 and 2011and 6% in 2010.

We have grown our business by developing highly specialized services and product enhancements, adding new clients, and acquiring businesses that complement ours, including leading providers of electronic bill payment processing and presentment services, internet and mobile banking solutions, and person-to-person payments, which has enabled us to deliver a wide range of integrated products and services and has created new opportunities for growth.

We originally incorporated in Delaware in 1984 and reincorporated as a Wisconsin corporation in 1992. Our headquarters are located at 255 Fiserv Drive, Brookfield, Wisconsin 53045, and our telephone number is (262) 879-5000.

Corporate Transactions

On January 14, 2013, we acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions. Open Solutions serves over 3,300 clients worldwide, including more than 800 account processing clients located primarily in the United States and Canada. Open Solutions’ primary account processing product, DNATM, is designed to enable financial institutions to more easily add and customize ancillary solutions using its applications feature. This acquisition advances Fiserv’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which we can provide a broad array of our add-on solutions. As noted below, in 2011, we acquired CashEdge, Inc. (“CashEdge”) and Mobile Commerce Ltd. (“M-Com”), and in 2010, we acquired AdviceAmerica, Inc. (“AdviceAmerica”).

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

The growing volume and types of payment transactions and the increased focus on new channels such as internet banking and mobile banking have increased the data and transaction processing needs of financial institutions. We expect that financial institutions will continue to invest significant capital and human resources to process transactions, manage information and offer innovative new services to their customers in this rapidly evolving and competitive environment. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments.

Our revenue is diversified, and our focus on long-term client relationships and recurring, transaction-oriented products and services has reduced the impact that consolidation in the financial services industry has had on us. We also have clients that span the entire range of financial institutions in terms of asset size, and our 50 largest financial institution clients represent less than 25% of our annual revenue. In addition, we believe that the products and services that we provide can assist financial institutions with the regulatory and economic challenges that they currently face by providing, among other things, opportunities to reduce their costs, innovative products and services, and new sources of revenue.

We anticipate that demand for products that facilitate customer interaction with financial institutions, including electronic transactions through the internet or mobile devices, sometimes referred to as “digital channels,” will continue to increase, which we expect to create revenue opportunities for us. As a result, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth. In addition, we believe that the integration of our products and services creates a compelling value proposition for our clients. Our operations are reported in the Payments and Industry Products (“Payments”) and Financial Institution Services (“Financial”) business segments.

Payments

The businesses in our Payments segment provide financial institutions and other companies with the products and services required to process electronic payment transactions and to offer their customers access to financial services through digital channels. Financial institutions and other companies have increasingly relied on third-party providers for those products and services, either on a licensed software or outsourced basis, as an increasing number of payment transactions are completed electronically and as our clients’ customers seek the convenience of 24-hour digital access to their financial accounts. Within the Payments segment, we primarily provide electronic bill payment and presentment services, debit and other card-based payment products and services, internet and mobile banking software and services, and other electronic payments software and services, including account-to-account transfers and person-to-person payments. Our businesses in this segment also provide investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services.

Financial

The businesses in our Financial segment provide financial institutions with the products and services they need to run their operations. Many financial institutions that previously developed their own software systems and maintained their own data processing operations now license software from third-parties or outsource their data processing requirements by contracting with third-party processors. This has allowed them to reduce costs and enhance their products, services, capacity and capabilities. The licensing of software reduces the need for costly technical expertise within a financial institution, and outsourcing through the utilization of service bureaus or resource management capabilities reduces the infrastructure and other costs required to operate systems internally. Within the Financial segment, we provide banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions.

Our Strategy

Our vision is to be a global leader in transaction-based technology solutions. Our mission is to provide integrated technology and services solutions that enable best-in-class results for our clients. We are focused on operating businesses where we have: deep industry expertise that enables us to serve the market with high effectiveness; a strong competitive position, currently or via a clear path in the foreseeable future; long-term, trusted client relationships which are based on recurring services and transactions; differentiated solutions that deliver value to our clients through integration and innovation; and strong management to execute strategies in a disciplined manner. Consistent with this focus, we continue to operate our business in accordance with the following strategic framework:

•

Portfolio Management. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps meet client demand; an opportunity to change industry dynamics; a way to achieve business scale; or similar considerations. We expect to divest businesses that are not in line with our market, product or financial strategies.

•

Client Relationship Value. We plan to increase the number and breadth of our client relationships by, among other actions: continuing to integrate our products, services and sales groups; combining products and services to deliver enhanced, integrated value propositions; and improving the quality of our client service and support.

•

Operational Effectiveness. We believe we can improve the quality of our client delivery while reducing our costs by using the opportunities created by our size and scale. For example, we are using our consolidated buying power and shared utility structures to create cost savings.

•

Capital Discipline. We intend to make capital allocation decisions that offer the best prospects for our long-term growth and profitability, which may include, among other matters, internal investment, repayment of debt, repurchases of our own shares or acquisitions.

•	Innovation. Finally, we seek to be an innovation leader, utilizing our assets and capabilities to be at the forefront of our industry.

Principal Solutions and Services

Financial information regarding our business segments is included in Note 9 to the consolidated financial statements on page 53.

Payments

Electronic Banking

Our electronic banking business is comprised of electronic bill payment and presentment services, biller services, digital channel services, and other electronic payments services such as person-to-person payments and account-to-account transfers.

Electronic bill payment and presentment

Our principal electronic bill payment and presentment product, CheckFree® RXP®, allows our clients’ customers: to manage household bills via an easy-to-use, online tool; to view billing and payment information; to pay and manage all of their bills in one place; to experience the speed of payment they might have at a biller’s site; and to make convenient next-day payments to many of the companies with which they do business. We use our systems to process the vast majority of the payment transactions that we handle, which enables us to improve our economies of scale. Once a consumer has accessed the system through a financial institution, he or she can elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the U.S.

Biller

Our biller business provides electronic billing and payment services to companies that deliver substantial volumes of bills to their customer base, such as utilities, telephone and cable companies, and insurance providers, enabling our biller clients to reduce costs, collect payments faster, and provide customers flexible, easy-to-use ways to view and pay their bills. We believe that consumers will continue to shift their financial transactions from traditional, paper-based methods to electronic methods if they have easy-to-access, easy-to-use, secure and cost-effective methods of receiving and paying their bills electronically. Consumers use our electronic billing and payment systems by viewing or paying a bill through a financial institution’s bill pay application, use of a biller’s website, mobile application or automated phone system, www.mycheckfree.com or by paying in person at one of our 25,000 nationwide walk-in payment locations at retail stores operated by our partners. These diverse services allow our clients’ customers to view and pay bills wherever, whenever and however they feel most comfortable. Furthermore, because our biller clients are able to receive all of these services from us, we can eliminate the operational complexity and expense of supporting multiple vendor systems or in-house developed systems.

Digital channels

Our principal online consumer and business banking products for larger financial institutions are Corillian Online® and Corillian® Business Online. Both built on the Corillian platforms, these software applications support multiple lines of banking businesses. Using universal standards, Corillian Online and Corillian Business Online have been designed to be highly scalable to meet the evolving needs of our clients. This structure enables our clients to deploy new services by adding and integrating applications, such as electronic bill payment, person-to-person payments and online banking solutions, to any internet connected point-of-presence.

Our MobilitiTM product provides a variety of mobile banking and payments services, including balance inquiry, transaction history, bill payment, person-to-person payments and transfers through a mobile device to our clients and their customers. It enables financial institutions to reach more consumers than via other mobile technologies because it supports all three mobile access modes: mobile browser, downloaded application for smart phones and tablets, and text message. In the first quarter of 2011, we acquired M-Com, an international mobile banking and payments provider, which has enhanced our mobile and payment capabilities.

Person-to-person payments and other electronic transactions

In September 2011, we acquired CashEdge, a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments, and person-to-person payments. CashEdge’s person-to-person payments solution, Popmoney®, brought complementary and advanced features to our legacy person-to-person payments solution, ZashPay®, and expanded the reach of our network of financial institutions, consumers and small businesses that use the service. In 2012, we combined ZashPay and Popmoney into an enhanced offering under the Popmoney brand. Popmoney can be accessed through a Fiserv website, www.popmoney.com, through Fiserv’s mobile applications for iPhone® and AndroidTM, or through the websites and mobile banking applications of participating financial institutions. As of December 31, 2012, over 1,800 financial institutions have agreed to offer our person-to-person payments services.

Card Services

Our card services business is a leader in electronic funds transfer and provides a total payments solution through a variety of products and services. We offer ATM and point of sale PIN-based debit transaction processing, signature debit processing, ATM driving and monitoring, private label and bankcard credit card processing, electronic benefits transfer switching, prepaid program development and management, and national and regional network access. We own the ACCEL/Exchange® network and drive approximately 21,000 ATMs. Comprehensive integration with our account processing products and services allows us to reduce costs and increase efficiencies for our clients through enterprise offerings in areas such as risk management and loyalty rewards. Our card services business has more than 4,300 clients, including banks and credit unions of all asset sizes, resellers, finance companies, independent sales organizations and merchant acquirers across the U.S. In 2012, we processed more than 11 billion debit and credit transactions, making us one of the largest financial transaction processors in the nation.

Output Solutions

Our output solutions business provides clients with: electronic document management through our electronic document delivery products and services; card manufacturing, personalization and mailing; statement and coupon book production and mailing; design and fulfillment of direct mail solutions; forms distribution; laser printing and mailing; branded merchandise; and office supplies.

Investment Services

We provide products and services to over 325 financial service organizations—including broker dealers, global asset managers, investment advisors, banks and insurance companies—delivering financial planning, portfolio management, enhanced trading capabilities, models management, performance measurement, reporting services, billing, and post-trade processing automation. Our fee-based investment management clients are typically sponsors or managers in the managed accounts and wealth management market that offer a variety of managed account programs to investors. We also support global institutional asset managers and asset servicers which manage investments of institutions and high-net worth individuals. Our primary product is a real-time portfolio management and trading system used by nine of the top ten largest brokerage firms, based on assets under management, and each of the top ten largest asset managers offering managed accounts. Our market leading platform was used for more than 3.8 million accounts as of December 31, 2012. In addition, our acquisition of AdviceAmerica in 2010 extended our capabilities into front-office applications such as financial planning, customer relationship management and proposal tools that support the growing needs of financial advisors.

Risk Management

Our risk management business provides financial crime, compliance, anti-money laundering, fraud prevention, market surveillance and employee fraud detection products and services. Our offerings include Fraud Risk ManagerTM, Fraud Detection SystemSM, FraudLink® and FraudGuard®. We also provide solutions that align the measurements, processes and systems for institutions to execute on business plans, decisions and budgets, in addition to solutions that promote business efficiency through transaction matching, account reconciliation and exception management.

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

Account Processing

We provide account servicing and management capabilities to our bank, thrift and credit union clients, as well as a complete range of integrated, value-added banking products and services. Account processing solutions are the principal systems that enable a financial institution to operate and include systems that process customer deposit and loan accounts, an institution’s general ledgers, central information files and other financial information. These solutions also include extensive security, report generation and other features that financial institutions need to process transactions for their customers, as well as to comply with applicable regulations. Account processing solutions are offered through online data transmission connections to our account processing centers, historically called “data centers” or “service bureaus,” as stand-alone licensed software for installation on client-owned computer systems, or via some combination of both. More than one in every three financial institutions in the U.S. uses a Fiserv account processing system.

Although many of our clients contract to obtain all or a majority of their data processing requirements from us, the modular design of many of our software solutions allows clients to start with one application and, as needed, add applications and features developed by us or by third parties. We support a broad range of terminals and other client-owned peripheral devices manufactured by a variety of vendors, which reduces a new client’s initial conversion expenses, enhances existing clients’ ability to change equipment, and broadens our market. The principal account processing solutions used by our bank and thrift clients are Cleartouch®, Precision®, Premier®, Signature® and TotalPlusTM. The Signature system is available both domestically and internationally. The principal account processing solutions primarily used by our credit union clients are Acumen®, AdvantageTM, CharlotteSM, CubicsPlus®, CUnifyTM, CUSA®, DataSafe®, Galaxy®, OnCU®, Portico®, Reliance®, Spectrum® and XP2®. In connection with the acquisition of Open Solutions, we also acquired an account processing platform, DNA, which is a real-time account processing platform that serves banks, thrifts and credit unions.

Item Processing

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

Lending and Global Payment Solutions

Our lending business offers products and services to financial institutions and intermediaries, including: loan originations, servicing and default systems for auto, consumer, real estate and business lending; along with a full complement of services such as customization, business process outsourcing, education, and consulting and implementation services. Our global payment solutions business provides solutions for ACH, treasury management, check capture, case management and resolution, float management, and enterprise content management to the financial services industry. Our remote deposit capture solutions are branded as Source Capture Solutions® and are offered on a common web platform.

Servicing the Market

The markets for our account and transaction processing services have specific needs and requirements, with strong emphasis placed by clients on flexibility, quality, comprehensiveness and integration of product lines, service reliability, timely introduction of new products and features and cost effectiveness. We believe that our financial strength and primary focus on the financial services industry enhances our ability to meet these needs and service our clients. In addition, we believe that our dedication to providing excellent client service and support no matter the size of the client and our commitment of substantial resources to training and technical support helps us to retain clients. For example, we conduct client training in technology centers where we maintain fully equipped demonstration and training facilities that contain equipment used in the delivery of our services. We also provide on-site training services and online education to clients.

Product Development

To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. In each of 2012, 2011 and 2010, product development expenditures represented approximately 9% of our total revenue. Our network of development and technology centers apply the expertise of multiple teams to design, develop and maintain specialized processing systems. Our account processing systems are designed to meet the preferences and diverse requirements of the international, national, regional or local market-specific financial service environments of our clients. In developing our products, we stress interaction with and responsiveness to the needs of our clients, including customization of software to meet client needs. We have adopted web services and service-oriented architecture principles in our software development practices so that we and our clients can benefit from the efficient development of technology. We provide products and services that are designed, developed, maintained and enhanced according to each client’s goals regarding, among other things, service quality, business development, asset and liability mix, and local market positioning.

Intellectual Property

We regard our software, transaction processing services and related products as proprietary, and we utilize a combination of patent, copyright, trademark and trade secret laws, internal security practices and employee and third party non-disclosure agreements to protect our intellectual property assets. The majority of our patents cover various electronic billing and payment innovations, other financial software products or services, or aspects of our separately managed accounts services. We continue, where appropriate, to seek and secure patents with respect to our technology. We believe that we possess all proprietary rights necessary to conduct our business.

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

Payments

Fidelity National Information Services, Inc. (“FIS”), Jack Henry and Associates, Inc. (“Jack Henry”) and Online Resources Corporation compete with us most directly in our bill payment business. Western Union is our primary competitor in our biller-direct bill payment and walk-in payments businesses. A number of other companies compete with us in our card-based payment transaction processing business, including First Data Corporation, Total System Services, Inc., MasterCard Incorporated and Visa, Inc. Certain existing and potential financial institution and biller clients also have the ability to develop and use their own in-house systems instead of our products and services. And, many companies that provide outsourced internet finance solutions are consolidating, creating larger competitors with greater resources and broader product lines. Our investment services business competes primarily with providers of portfolio accounting software and outsourced services and with in-house solutions developed by large financial institutions.

Financial

Our products and services in the Financial segment compete in several different market segments and geographies, including with large, diversified software and service companies and independent suppliers of software products. This competition is intensified by the efforts of vendors and consultants who encourage clients to establish client-operated data centers and the design and implementation of customized software solutions. We also compete with vendors that offer similar transaction processing products and services to financial institutions, including FIS, Jack Henry and Harland Financial Solutions, Inc.

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

In addition, in conducting our direct-to-consumer electronic commerce business, including our walk-in bill payment, prepaid card services, online bill payment and Popmoney personal payment services, we are subject to various federal and state laws and regulations relating to the electronic movement of money. In order to comply with our obligations under applicable laws, we are required, among other matters, to comply with annual reporting and licensing requirements, to implement operating policies and procedures to protect the privacy and security of our clients’ information, and to undergo periodic audits and examinations.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; introduce more stringent regulatory capital requirements; implement changes to corporate governance and executive compensation practices; and require significant rule-making. The Dodd-Frank Act also established a new federal interagency council called the Financial Stability Oversight Council (“FSOC”) and a new federal bureau called the Consumer Financial Protection Bureau (“CFPB”). The FSOC monitors and assesses “systemic risk” to the safety of the U.S. financial system and coordinates the actions of the various regulatory agencies on those issues. The CFPB is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The Dodd-Frank Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. It is difficult to predict the extent to which the Dodd-Frank Act, the FSOC, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term.

Employees

As of December 31, 2012, we had approximately 20,000 employees, many of whom are specialists in our information management centers and related product and service businesses. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other employees with direct experience in banks, thrifts, credit unions and other financial services environments. Our employees provide expertise in: programming, software development, modification and maintenance; computer operations, network control and technical support; client services and training; business process outsourcing; item and mortgage processing; system conversions; sales and marketing; and account management.

None of our employees in the U.S. are represented by a union, and there have been no work stoppages, strikes or, to our knowledge, attempts to organize. The service nature of our business makes our employees an important corporate asset. Although the market for qualified personnel is competitive, we have not experienced significant difficulty with hiring or retaining our staff of top industry professionals. In assessing a potential acquisition candidate, we emphasize the quality and stability of its employees.

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

For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the financial services industry. Given this concentration, we are exposed to the current global economic conditions in the financial services industry. A more troubled or prolonged poor economic environment could result in significant decreases in demand by current and potential clients for our products and services and in the number and dollar amount of transactions we process, which could have a material adverse effect on our business, results of operations and financial condition.

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

If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose clients or have trouble attracting new clients.

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

The market for our electronic transaction services continues to evolve and may not continue to develop or grow rapidly enough to sustain profitability.

If the number of electronic transactions does not continue to grow, or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, financial condition and results of operations. We believe future growth in the electronic transactions market will be driven by the cost, ease-of-use, security and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services. In addition, if we are unable to continue to decrease the cost of processing transactions, our margins could decrease, which could have a material adverse effect on our results of operations. The success of our electronic commerce business also relies in part on contracts with financial services organizations, businesses, billers, internet portals and other third parties to market our services to their customers. These contracts are important to the growth in demand for our electronic commerce products. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to renew client contracts at favorable terms, we could lose clients, and our results of operations and financial condition may be adversely affected.

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

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, and establishes a new federal interagency council called the Financial Stability Oversight Council (“FSOC”) and a new federal bureau called the Consumer Financial Protection Bureau (“CFPB”), which we discuss above under “Item 1. Business – Government Regulation.” The Dodd-Frank Act requires the CFPB and other federal agencies to implement numerous new regulations. In addition, the FSOC is empowered to designate certain financial institutions as well as non-bank financial companies as systemically important financial institutions subject to heightened federal oversight, and the CFPB’s rule-making, supervisory and enforcement power related to consumer financial protection laws may extend to service providers for large insured depository institutions or credit unions. It is difficult to predict the extent to which the Dodd-Frank Act, the FSOC, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term. If the FSOC designates our company or any of our subsidiaries as a systemically important financial institution, or the CFPB adopts rules and exercises supervisory authority over service providers like us, we could be subject to a greater degree of direct federal oversight than in the past which could slow our ability to adapt to a rapidly changing industry. To the extent the regulations adopted pursuant to the Dodd-Frank Act negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or oversight or to modify the manner in which we provide products and services to our clients; and such regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our clients’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

Security breaches, computer malware or other “cyber attacks” could harm our business by disrupting our delivery of services and damaging our reputation.

Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, our associates, our clients and their customers. Any unauthorized intrusion, malicious software infiltration, network disruption, denial of service, or similar act by any malevolent party could disrupt the integrity, continuity, security and trust of our systems or the systems of our clients or vendors. These events could create financial liability, regulatory sanction, or a loss of confidence in our ability to serve clients or cause current or potential clients to choose another service provider. Although we encounter threats from time to time, none of which have materially impacted us, and we continue to seek to maintain a robust program of information security and controls, the impact of a material event could have a material adverse effect on our business, results of operations and financial condition.

Operational failures could harm our business and reputation.

An operational failure in our transaction processing businesses could harm our business or cause us to lose clients. Such operational failure could be due to the failure of third party networks and systems we rely on to deliver our services and over which we have limited to no control. Interruptions of service could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of service credits or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our current and potential clients to choose another service provider. Any of these developments could materially and adversely impact our business, results of operations and financial condition.

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

Third parties may claim that we are infringing their intellectual property rights. We may expose ourselves to additional liability if we agree to indemnify our clients against third party infringement claims. If the owner of intellectual property establishes that we are, or a client which we are obligated to indemnify is, infringing its intellectual property rights, or that our intellectual property rights are invalid, we may be forced to change our products or services, and such changes may be expensive or impractical. We may then be forced to seek royalty or license agreements from the owner of such rights. If we are unable to agree on acceptable terms, we may be required to discontinue the sale of key products or halt other aspects of our operations. We may also be liable for financial damages for a violation of intellectual property rights, and we may incur expenses in connection with indemnifying our clients against losses suffered by them. Any adverse result related to violation of third party intellectual property rights could materially and adversely harm our business, financial condition and results of operations. Even if intellectual property claims brought against us are without merit, they may result in costly and time consuming litigation and may divert our management and key personnel from operating our business.

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

In the past several years, we sold several significant businesses. In connection with these sales, we made representations and warranties about the businesses and their financial affairs and agreed to retain certain liabilities associated with our operation of the businesses prior to their sale. Our obligation to indemnify the purchasers and agreement to retain liabilities could have a material adverse effect on our business, results of operations and financial condition.

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

We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, we are subject to a number of state and federal regulations, including privacy laws, and our operations are examined on a regular basis by various state and federal regulatory authorities. If we fail to comply with any applicable regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our client relationships and reputation could be harmed and we could be inhibited in our ability to obtain new clients. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have an adverse impact on our business, results of operations and financial condition.

Our failure to comply with a series of complex regulations in our payments businesses could subject us to liability.

Certain Fiserv subsidiaries are licensed as money transmitters in those states where such licensure is required. These licenses require us to demonstrate and maintain certain levels of net worth and liquidity and also require us to file periodic reports. In addition, our direct-to-consumer payments businesses are subject to federal regulation in the United States, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers or the prohibition against us providing money transmitter services in particular jurisdictions.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.

Our balance sheet includes goodwill and intangible assets that represent 76% of our total assets at December 31, 2012. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2012, we had approximately $3.2 billion of long-term debt, including current maturities. We and our subsidiaries may incur additional indebtedness in the future. Our current level of indebtedness and any future increase in our level of indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if our outstanding senior notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms, particularly given current and anticipated economic and credit market conditions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2012, we operated data, development, item processing and support centers in 123 cities. We owned eight buildings, and the remaining 147 locations where we operated our businesses are subject to leases expiring in 2013 and beyond. In addition, we maintain our own national data communication network consisting of communications processors and leased lines. We believe our facilities and equipment are well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster. We also maintain copies of data and software used in our business in locations that are separate from our facilities.

Item 3. Legal Proceedings

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers as of February 15, 2013, together with their ages, positions and business experience are described below:

Name	Age	Title

Jeffery W. Yabuki	52	President, Chief Executive Officer and Director

James W. Cox	49	Executive Vice President, Corporate Development

Mark A. Ernst	54	Executive Vice President and Chief Operating Officer

Michael P. Gianoni	52	Executive Vice President and Group President, Financial Institutions

Rahul Gupta	53	Executive Vice President and Group President, Digital Payments

Thomas J. Hirsch	49	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Charles W. Sprague	63	Executive Vice President, General Counsel and Secretary

Steven Tait	53	Executive Vice President and Group President, International

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

Mr. Ernst has served as Executive Vice President and Chief Operating Officer since 2011. Prior to joining Fiserv, he served as deputy commissioner for operations support for the Internal Revenue Service from 2009 to 2010, where he was responsible for technology, operations, shared services, human resources and the chief financial officer. From 2008 to 2009, he was chief executive officer of Bellevue Capital LLC, a private investment firm; from 2001 to 2007, he served as chairman, president and chief executive officer of H&R Block, Inc., a financial services firm; and from 1998 to 2000, he served as its chief operating officer. His experience, which includes executive positions with the American Express Company, a financial services firm, spans more than 25 years in the financial services industry.

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

Mr. Gupta has served as Executive Vice President and Group President, Digital Payments since 2011. He joined Fiserv in 2006 as President of our Payments and Industry Products Group and, from 2009 to 2011, served as President of our Card Services business. Prior to joining Fiserv, Mr. Gupta served as president of U.S. operations at eFunds Corporation, a leading payments and risk management solutions provider, and held executive and senior management positions with i2 Technologies, Financial Settlement Matrix, Fidelity Investments and Price Waterhouse Consulting.

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

	2012		2011
Quarter Ended	High	Low	High	Low
March 31	$70.00	$57.52	$63.88	$57.75
June 30	72.30	64.48	64.89	60.46
September 30	74.36	67.95	65.41	48.75
December 31	81.26	72.19	61.27	49.35

At December 31, 2012, our common stock was held by 2,407 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. The closing price of our common stock on February 15, 2013 was $80.87 per share. We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2012	348,000	$74.21	348,000	5,862,000
November 1-30, 2012	305,000	73.93	305,000	5,557,000
December 1-31, 2012	-	-	-	5,557,000

Total	653,000		653,000

(1)	On February 22, 2012, our board of directors authorized the purchase of up to ten million shares of our common stock. This authorization does not expire.

Stock Performance Graph

The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2012 with the S&P 500 Index and the NASDAQ Computer and Data Processing Services Index. The graph assumes that $100 was invested on December 31, 2007 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	December 31,
	2007	2008	2009	2010	2011	2012
Fiserv, Inc.	$100	$66	$87	$106	$106	$142
S&P 500 Index	100	63	80	92	94	109
NASDAQ Computer and Data Processing Services Index	100	58	94	107	104	118

Item 6. Selected Financial Data

The following data, which has been affected by acquisitions and dispositions, should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

(In millions, except per share data)	2012	2011	2010	2009	2008

Total revenue	$4,482	$4,337	$4,133	$4,077	$4,587

Income from continuing operations	$597	$491	$506	$473	$358
Income (loss) from discontinued operations	14	(19)	(10)	3	211

Net income	$611	$472	$496	$476	$569

Net income (loss) per share – basic:
Continuing operations	$4.40	$3.44	$3.37	$3.06	$2.21
Discontinued operations	0.10	(0.13)	(0.07)	0.02	1.30

Total	$4.50	$3.31	$3.30	$3.08	$3.51

Net income (loss) per share – diluted:
Continuing operations	$4.34	$3.40	$3.34	$3.04	$2.20
Discontinued operations	0.10	(0.13)	(0.07)	0.02	1.29

Total	$4.44	$3.28	$3.27	$3.06	$3.49

Total assets	$8,497	$8,548	$8,281	$8,378	$9,331
Long-term debt (including current maturities)	3,230	3,395	3,356	3,641	4,105
Shareholders’ equity	3,417	3,258	3,229	3,026	2,594

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities and the trends and business developments affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

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

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2012 to the results for the year ended December 31, 2011 and by comparing the results for the year ended December 31, 2011 to the results for the year ended December 31, 2010.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2012.

Overview

Company Background

We are a leading global provider of financial services technology. We provide account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. We serve approximately 16,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants and government agencies. The majority of our revenue is generated from recurring account- and transaction-based fees under contracts that generally have terms of three to five years. We also have had high contract renewal rates with our clients. The majority of the services we provide are necessary for our clients to operate their business and are, therefore, non-discretionary in nature.

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

On January 14, 2013, we acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions for a cash purchase price of $55 million. We also assumed approximately $960 million of Open Solutions’ debt in connection with the acquisition. This acquisition advances Fiserv’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which we can provide a broad array of our add-on solutions.

In September 2011, we acquired CashEdge Inc. (“CashEdge”), a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments, and person-to-person payments, for approximately $460 million, net of cash acquired. The acquisition of CashEdge has advanced our digital payments strategy. In the first quarter of 2011, we acquired Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for an aggregate purchase price of approximately $50 million, net of cash acquired. M-Com has enhanced our mobile and payments capabilities, and the other acquired companies have added to or enhanced specific products or services that we already provide.

Enterprise Priorities

We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions that enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2013 are: (i) to continue to build high-quality revenue growth and meet our earnings commitments; (ii) to extend market momentum into deeper client relationships and a larger share of our strategic solutions; and (iii) to deliver innovation and integration to enhance results for our clients.

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. In addition, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. Financial institutions have generally remained cautious in their information technology spending as a result. These conditions have, however, created interest in solutions that help financial institutions win and retain customers, generate incremental revenue and enhance operating efficiency. Examples of these solutions include our digital channels and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment over the past several years, our revenue increased 3% to $4.5 billion in 2012 as compared to 2011, our net income per share from continuing operations increased to $4.34 as compared to $3.40 in 2011, which included a loss from early debt extinguishment in 2011 of $0.37 per share, and net cash provided by operating activities from continuing operations was $835 million. We believe these financial results demonstrate the resilience of our recurring, fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

During the past 25 years, the number of financial institutions in the United States has declined at a relatively steady rate of approximately 3% per year. This decline is primarily a result of voluntary mergers and acquisitions, although in the past several years was also due to government actions. In 2012, the number of government actions continued to decline as compared to 2011 and 2010. Although these reductions in the number of financial institutions resulted in the loss of a small number of our clients, bank failures and forced consolidations have been, to some extent, offset by a general decline in the number of mergers and acquisitions among financial institutions. A consolidation benefits us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and negatively impacts us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. Contract termination fees are primarily generated when an existing client with a multi-year contract is acquired by another financial institution. These fees can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action.

Business Developments

We continue to invest in the development of new and strategic products in categories such as payments, including Popmoney for person-to-person payments; Mobiliti for mobile banking and payments services; and others that we believe will increase value to our clients and enhance the capabilities of our existing solutions. We believe our wide range of market-leading solutions along with the investments we are making in new and differentiated products will favorably position us and our clients to capitalize on opportunities in the marketplace.

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

Goodwill and Acquired Intangible Assets

We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level or one level below. We have not aggregated any operating segments into reporting units for purposes of conducting goodwill impairment testing. When reviewing goodwill for impairment, we first assess numerous qualitative factors to determine whether it is more likely than not that the fair value of our reporting units are less than their respective carrying values. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry and other events specific to our reporting units. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or to the extent a reorganization or disposition changes the composition of one or more of our reporting units, then we perform a quantitative two-step goodwill impairment test. The first step in this test is to compare the fair value of the reporting unit to its carrying value. We determine the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill of that reporting unit is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions. Our most recent impairment assessment in the fourth quarter of 2012 determined that our goodwill was not impaired. Based on the most recent fair value estimates, the fair value of each of our reporting units exceeded its carrying value by a substantial margin.

We review acquired intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. Measurement of any impairment loss is based on estimated fair value. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our consolidated financial statements. Based on our impairment assessments in 2012, we determined that our acquired intangible assets were not impaired.

Revenue Recognition

The majority of our revenue is generated from monthly account- and transaction-based fees. Deferred revenue consists primarily of advance billings for services. Revenue is recognized as services are provided and is primarily recognized under service agreements that are long-term in nature, generally three to five years, and that do not require management to make significant judgments or assumptions. Additionally, given the nature of our business and the rules governing revenue recognition, our revenue recognition practices generally do not involve significant estimates that materially affect our results of operations. Additional information about our revenue recognition policies is included in Note 1 to the consolidated financial statements.

Results of Operations

Components of Revenue and Expenses

The following summary describes the components of revenue and expenses as presented in our consolidated statements of income. A description of our revenue recognition policies is included in Note 1 to the consolidated financial statements.

Processing and Services

Processing and services revenue, which in 2012 represented 83% of our consolidated revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years. Revenue is recognized when the related transactions are processed and services have been performed. Processing and services revenue is most reflective of our business performance because a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; depreciation and amortization; and other operating expenses.

Product

Product revenue, which in 2012 represented 17% of our consolidated revenue, is derived from integrated print and card production (13%) and software licenses (4%). Cost of product includes costs directly associated with the products sold and includes the following: costs of materials and software development; personnel; infrastructure costs; depreciation and amortization; and other costs directly associated with product revenue.

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

Year ended December 31,				Percentage of Revenue (1)			Increase (Decrease)
(In millions)	2012	2011	2010	2012	2011	2010	2012 vs. 2011		2011 vs. 2010

Revenue:
Processing and services	$3,709	$3,543	$3,415	82.8%	81.7%	82.6%	$166	5%	$128	4%
Product	773	794	718	17.2%	18.3%	17.4%	(21)	(3%)	76	11%

Total revenue	4,482	4,337	4,133	100%	100%	100%	145	3%	204	5%

Expenses:
Cost of processing and services	1,969	1,941	1,853	53.1%	54.8%	54.3%	28	1%	88	5%
Cost of product	628	601	533	81.2%	75.7%	74.2%	27	4%	68	13%

Sub-total	2,597	2,542	2,386	57.9%	58.6%	57.7%	55	2%	156	7%
Selling, general and administrative	829	799	740	18.5%	18.4%	17.9%	30	4%	59	8%

Total expenses	3,426	3,341	3,126	76.4%	77.0%	75.6%	85	3%	215	7%

Operating income	1,056	996	1,007	23.6%	23.0%	24.4%	60	6%	(11)	(1%)
Interest expense	(174)	(188)	(198)	(3.9%)	(4.3%)	(4.8%)	(14)	(7%)	(10)	(5%)
Interest and investment income	7	6	10	0.2%	0.1%	0.2%	1	17%	(4)	(40%)
Loss on early debt extinguishment	-	(85)	(26)	-	(2.0%)	(0.6%)	(85)	(100%)	59	227%

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$889	$729	$793	19.8%	16.8%	19.2%	$160	22%	$(64)	(8%)

(1) Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

Year ended December 31, (In millions)	Payments	Financial	Corporate and Other	Total

Total revenue:
2012	$2,489	$2,040	$(47)	$4,482
2011	2,381	2,004	(48)	4,337
2010	2,208	1,951	(26)	4,133

2012 Revenue growth	$108	$36	$1	$145
2012 Revenue growth percentage	5%	2%		3%

2011 Revenue growth	$173	$53	$(22)	$204
2011 Revenue growth percentage	8%	3%		5%

Operating income:
2012	$668	$652	$(264)	$1,056
2011	656	613	(273)	996
2010	625	591	(209)	1,007
Operating income growth:
2012	$12	$39	$9	$60
2012 percentage	2%	6%		6%
2011	$31	$22	$(64)	$(11)
2011 percentage	5%	4%		(1%)
Operating margin:
2012	26.8%	32.0%		23.6%
2011	27.5%	30.6%		23.0%
2010	28.3%	30.3%		24.4%
Operating margin growth: (1)
2012	(0.7%)	1.4%		0.6%
2011	(0.8%)	0.3%		(1.4%)

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $145 million, or 3%, in 2012 and increased $204 million, or 5%, in 2011 compared to the prior years. The increase in total revenue during 2012 was primarily due to 5% revenue growth in our Payments segment and 2% revenue growth in our Financial segment, in each case, as compared to 2011. The increase in total revenue during 2011 was primarily due to 8% revenue growth in our Payments segment and 3% revenue growth in our Financial segment, in each case, as compared to 2010. Revenue from acquired companies contributed $43 million and $30 million to revenue in 2012 and 2011, respectively.

Revenue in our Payments segment increased $108 million, or 5%, in 2012 and increased $173 million, or 8%, in 2011 compared to the prior years. Revenue growth in our Payments segment during 2012 and 2011 was primarily driven by our recurring revenue businesses as processing and services revenue increased $98 million and $99 million in 2012 and 2011, respectively, or 6% each year. The growth in both years was primarily due to new clients and increased transaction volumes from existing clients in our card services business as well as our digital channels business, which includes our mobile banking solution. Revenue from acquired companies totaled $40 million and $26 million in 2012 and 2011, respectively, and positively impacted revenue growth by approximately two percentage points and one percentage point in the respective periods. In addition, higher postage pass-through revenue, which is included in both product revenue and cost of product in our output solutions business, contributed to growth in this segment by approximately one percentage point in 2012 and three percentage points in 2011. The positive growth in 2012 was partially offset by lower revenue in our electronic bill payment business, driven primarily by the loss of a client that was acquired by another financial institution.

Revenue in our Financial segment increased $36 million, or 2%, in 2012 and increased $53 million, or 3%, in 2011 compared to the prior years. Revenue growth in our Financial segment was favorably impacted by increases of $67 million, or 4%, and $42 million, or 2%, in 2012 and 2011, respectively, in processing and services revenue due primarily to increased revenue in our account processing and lending businesses, partially offset by volume declines in our check processing business. In addition, Financial segment growth was negatively impacted by approximately two percentage points in 2012 primarily due to lower software license revenue.

Total Expenses

Total expenses increased $85 million, or 3%, in 2012 compared to 2011 and increased $215 million, or 7%, in 2011 compared to 2010. Total expenses as a percentage of total revenue were 76.4%, 77.0% and 75.6% in 2012, 2011 and 2010, respectively.

Cost of processing and services as a percentage of processing and services revenue decreased to 53.1% in 2012 and increased to 54.8% in 2011 from 54.3% in 2010. In 2012 and 2011, cost of processing and services as a percentage of processing and services revenue was favorably impacted by increased operating leverage in our recurring revenue businesses and operating efficiency initiatives across the company that lowered our overall cost structure. In 2011, this positive impact was offset by increased expenses associated with the development and support of new and existing products and services.

Cost of product as a percentage of product revenue was 81.2% in 2012 compared to 75.7% in 2011 and 74.2% in 2010. The increase in cost of product as a percentage of product revenue in 2012 was primarily due to a decrease in high-margin software license sales as compared to 2011. The cost of product as a percentage of product revenue in both 2012 and 2011 was also impacted by an increase in postage pass-through revenue and expenses in our output solutions business.

Selling, general and administrative expenses increased $30 million, or 4%, and $59 million, or 8%, in 2012 and 2011, respectively, compared to the prior years; however, selling, general and administrative expense as a percentage of total revenue was relatively consistent in 2012 at 18.5% compared to 18.4% in 2011. The increase in selling, general and administrative expenses in 2011 was primarily in the Corporate and Other segment and was due to employee severance and merger and integration expenses.

Operating Income and Operating Margin

Total operating income increased $60 million, or 6%, in 2012 and decreased $11 million, or 1%, in 2011 compared to the prior years. Operating margin increased to 23.6% in 2012 from 23.0% in 2011 and decreased in 2011 from 24.4% in 2010. The operating margin improvement of 60 basis points in 2012 was due in part to increased operating leverage in our recurring revenue businesses and operational effectiveness activities that lowered our overall cost structure. The operating margin decline of 140 basis points in 2011 was primarily due to increased operating losses in the Corporate and Other segment primarily attributable to higher employee severance, merger and integration costs and amortization of acquisition-related intangible assets.

Operating income in our Payments segment increased $12 million, or 2%, and $31 million, or 5%, in 2012 and 2011, respectively, compared to the prior years, primarily due to growth and operating leverage in our card services business. Operating margins were 26.8%, 27.5% and 28.3% in 2012, 2011 and 2010, respectively, and decreased 70 basis points in 2012 and 80 basis points in 2011. Payments segment operating margins in 2012 and 2011 were negatively impacted by increased expenses associated with the development, support and integration of new products and services, including Popmoney for person-to-person payments and Mobiliti for mobile banking and payment services. Operating margin was also negatively impacted in 2012 by a decrease in higher-margin software license revenue and by lower revenue in our electronic bill payment business driven primarily by the loss of a client that was acquired by another financial institution. In addition, operating margins in the Payments segment in 2012 and 2011 were negatively impacted by increased postage pass-through costs, which are included in both revenue and expenses.

Operating income in our Financial segment increased $39 million, or 6%, and $22 million, or 4%, in 2012 and 2011, respectively, compared to the prior years. Operating margins improved in both years and were 32.0%, 30.6% and 30.3% in 2012, 2011 and 2010, respectively. These improvements in operating income and operating margin in 2012 were primarily due to improved revenue growth and scale efficiencies in our account processing and lending businesses and operating efficiencies in our item processing businesses, partially offset by a decrease in higher-margin software license revenue. Operating margin in 2011 was consistent with 2010.

The operating loss in the Corporate and Other segment decreased $9 million in 2012 and increased $64 million in 2011 compared to the prior years. The changes in operating loss were primarily due to employee severance and merger and integration costs which, in total, decreased $10 million in 2012 and increased $35 million in 2011 as compared to the respective prior year periods. In addition, the remaining increase in 2011 was also attributable to higher amortization of acquisition-related intangible assets.

Interest Expense

Interest expense decreased $14 million, or 7%, and $10 million, or 5%, in 2012 and 2011, respectively, compared to the prior years. These decreases were primarily due to lower average interest rates in 2012 and 2011 as compared to the prior years as a result of our debt refinancing activities. In 2012, interest expense was negatively impacted by $4 million of expense associated with hedge ineffectiveness recognized upon the settlement of our forward-starting interest rate swap agreements (“Forward-Starting Swaps”) in September of 2012.

Loss on Early Debt Extinguishment

In 2011 and 2010, we issued $1.0 billion and $750 million principal amount of senior notes, respectively, in public debt offerings and used proceeds from the offerings to repay our senior notes which matured in November 2012. The premium paid on the early retirement of debt and other costs associated with the transactions resulted in pre-tax charges of $85 million in 2011 and $26 million in 2010.

Income Tax Provision

Our effective income tax rate for continuing operations was 34.0% in 2012, 35.1% in 2011 and 38.0% in 2010. The lower effective tax rate in 2012 compared to 2011 was primarily due to increased deductions resulting from federal tax planning initiatives, including the associated discrete tax benefits. The lower effective tax rate in 2011 compared to 2010 was primarily due to the resolution of tax audits and changes in state tax laws.

Income from Investment in Unconsolidated Affiliate

Our 49% share of the income of StoneRiver Group, L.P. (“StoneRiver”) was $11 million, $18 million and $14 million in 2012, 2011 and 2010, respectively. In 2011, the increase in income was primarily due to a $3 million gain, representing our share, on the sale of a business by StoneRiver.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations related to prior dispositions totaled $14 million, $(19) million and $(10) million in 2012, 2011 and 2010, respectively, and included income tax (expense) benefits of $(10) million, $13 million and $14 million, respectively.

Net Income Per Share - Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $4.34 in 2012 compared to $3.40 in 2011 and $3.34 in 2010. Net income per share-diluted from continuing operations was negatively impacted by a loss on early debt extinguishment of $0.37 per share in 2011. The amortization of acquisition-related intangible assets also reduced net income per share-diluted from continuing operations by $0.76, $0.69 and $0.60 in 2012, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $358 million at December 31, 2012 and available borrowings under our revolving credit facility.

	Year Ended December 31,		Increase (Decrease)
(In millions)	2012	2011	$	%

Income from continuing operations	$597	$491	$106
Depreciation and amortization	354	349	5
Share-based compensation	44	39	5
Deferred income taxes	5	29	(24)
Settlement of interest rate hedge contracts	(88)	(6)	(82)
Dividends from unconsolidated affiliate	23	12	11
Loss on early debt extinguishment	-	85	(85)
Net changes in working capital and other	(100)	(46)	(54)

Operating cash flow	$835	$953	$(118)	(12%)

Capital expenditures	$195	$192	$3	2%

Our net cash provided by operating activities, or operating cash flow, was $835 million in 2012, a decrease of 12% compared with $953 million in 2011 primarily due to a payment of $88 million for the settlement of Forward-Starting Swaps in the third quarter of 2012 and due to working capital changes. In 2012, our working capital was negatively impacted by an increase in payments for discretionary and incentive-based employee compensation, including company 401k profit sharing contributions, and higher income tax payments in 2012 compared to 2011, partially offset by improved accounts receivable collections in 2012. Our current policy is to use our operating cash flow primarily to repay debt and to fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures of $195 million in 2012 remained relatively consistent with 2011 expenditures and were less than 5% of our total revenue in each year.

In 2012 and 2011, we received cash dividends of $55 million and $54 million, respectively, from StoneRiver. The portions of these dividends that represented returns on our investment, $23 million in 2012 and $12 million in 2011, are reported in cash flows from operating activities. In 2011, we acquired CashEdge, M-Com and two other companies for an aggregate purchase price of $511 million, net of cash acquired.

Share Repurchases

We purchased $634 million, $533 million and $413 million of our common stock in 2012, 2011 and 2010, respectively. On February 22, 2012, our board of directors authorized the purchase of up to ten million shares of our common stock. As of December 31, 2012, we had approximately 5.6 million shares remaining under this authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

	December 31,
(In millions)	2012	2011

Revolving credit facility	$280	$-
3.125% senior notes due 2015	300	299
3.125% senior notes due 2016	600	599
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	-
Senior term loan	-	1,100
Other borrowings	5	49

Long-term debt (including current maturities)	$3,230	$3,395

In September 2012, we issued $700 million aggregate principal amount of senior notes due in 2022 and used the net proceeds from this offering primarily to repay a portion of our senior term loan that was due in November 2012. The remaining outstanding amount of the term loan was repaid upon maturity using available borrowings under our revolving credit facility and available cash. At December 31, 2012, our long-term debt consisted primarily of $2.95 billion of senior notes and $280 million in borrowings outstanding under the revolving credit facility. We were in compliance with all financial debt covenants in 2012.

The acquisition of Open Solutions on January 14, 2013 for a cash purchase price of $55 million and repayment of assumed debt of $960 million was funded in 2013 utilizing a combination of available cash and existing availability under our revolving credit facility.

Revolving Credit Facility

In August 2012, we entered into a $2.0 billion Amended and Restated Credit Agreement with a syndicate of banks, replacing our existing $1.0 billion revolving credit facility, which was scheduled to expire in September 2014. Borrowings under the amended revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate (1.3% at December 31, 2012). There are no significant commitment fees and no compensating balance requirements. The facility expires on August 1, 2017 and contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.

Senior Notes

In September 2012, we issued $700 million aggregate principal amount of 3.5% senior notes due in October 2022, which pay interest semi-annually on April 1 and October 1 of each year, commencing on April 1, 2013. In June 2011, we issued $1.0 billion of senior notes comprised of $600 million of 3.125% senior notes due in June 2016 and $400 million of 4.75% senior notes due in June 2021, which pay interest semi-annually on June 15 and December 15 of each year. Our 3.125% senior notes due in October 2015 and our 4.625% senior notes due in October 2020 pay interest at the stated rate on April 1 and October 1 of each year. Our 6.8% senior notes due in November 2017 pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit (i) our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, (ii) our and certain of our subsidiaries’ ability to create or assume liens, and (iii) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions.

In June 2011, we purchased $700 million aggregate principal amount of our 6.125% senior notes due in November 2012 in a tender offer for $754 million, and in July 2011, we redeemed the remaining $300 million aggregate principal amount of these notes for $322 million.

Senior Term Loan

Our senior term loan matured in November 2012 and was repaid using a combination of proceeds from the September 2012 issuance of senior notes, our revolving credit facility and available cash. Term loan borrowings under this facility bore interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate.

Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, we maintained Forward-Starting Swaps, designated as cash flow hedges, with a total notional value of $550 million to hedge against changes in interest rates applicable to forecasted five-year and ten-year fixed rate borrowings. Upon the issuance of senior notes in September 2012, we paid $88 million, included in cash flows from operating activities, to settle the Forward-Starting Swaps and recognized approximately $4 million of interest expense due to hedge ineffectiveness. The remaining $84 million is recorded in accumulated other comprehensive loss, net of income taxes of $33 million, and will be recognized as interest expense over the terms of the originally forecasted interest payments. In addition, we maintained interest rate swap agreements (“Swaps”), designated as cash flow hedges, with a total notional value of $1.0 billion to hedge against changes in interest rates on floating rate term loan borrowings. The Swaps, which expired in September 2012, effectively fixed the interest rate on floating rate term loan borrowings at a weighted-average rate of approximately 5.0% prior to financing spreads and related fees. There were no Swaps outstanding as of December 31, 2012.

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

Other

Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2012, we had a credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB- with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities.

The interest rate payable on our senior notes is subject to adjustment from time to time if Moody’s or S&P downgrades (or subsequently upgrades) the debt rating applicable to the notes. If the ratings from Moody’s or S&P decrease below investment grade, the per annum interest rate on the notes is subject to increase by up to two percent. In no event will the per annum interest rate be reduced below the original interest rate applicable to the senior notes nor will the total increase in the per annum interest rate exceed two percent above the original interest rate.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing, other than letters of credit. The following table details our contractual cash obligations at December 31, 2012:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest (1)	$4,064	$132	$560	$1,588	$1,784
Minimum operating lease payments (1)	274	73	109	60	32
Purchase obligations (1)	280	129	127	11	13
Income tax obligations	56	8	31	10	7

Total	$4,674	$342	$827	$1,669	$1,836

(1)	Interest, operating lease and purchase obligations are reported on a pre-tax basis.

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

In connection with processing electronic payments transactions, the funds we receive from subscribers are invested from the time we collect the funds until payments are made to the applicable recipients. These subscriber funds are primarily invested in short-term instruments that are guaranteed by the United States government. Subscriber funds are not included in our consolidated balance sheets and can fluctuate significantly based on consumer bill payment and debit card activity. Based on average subscriber funds balances during 2012 of approximately $1.0 billion, a 1% increase in applicable interest rates would increase our annual pre-tax income by approximately $10 million, and if applicable interest rates decreased to zero, our annual pre-tax income would decrease by less than $5 million.

We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt and previously through the use of interest rate hedge contracts. We previously maintained interest rate swap agreements with total notional values of $1 billion and forward-starting swaps with a total notional value of $550 million to partially hedge our exposure to interest rate changes and to control financing costs. All interest rate hedge contracts were settled or expired in September 2012. Based on our outstanding debt with variable interest rates at December 31, 2012, a 1% increase in our borrowing rate would increase annual interest expense in 2013 by less than $5 million.

We conduct business in the United States and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar denominated foreign investments and foreign currency transactions. In 2012, 7% of our total revenue was from clients in foreign countries. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at December 31, 2012, there would not have been a material adverse impact on our annual income from continuing operations or financial position.

Item 8.  Financial Statements and Supplementary Data

FISERV, INC.

CONSOLIDATED STATEMENTS OF INCOME

In millions, except per share data Year ended December 31,	2012	2011	2010

Revenue:
Processing and services	$3,709	$3,543	$3,415
Product	773	794	718

Total revenue	4,482	4,337	4,133

Expenses:
Cost of processing and services	1,969	1,941	1,853
Cost of product	628	601	533
Selling, general and administrative	829	799	740

Total expenses	3,426	3,341	3,126

Operating income	1,056	996	1,007
Interest expense	(174)	(188)	(198)
Interest and investment income	7	6	10
Loss on early debt extinguishment	-	(85)	(26)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	889	729	793
Income tax provision	(303)	(256)	(301)
Income from investment in unconsolidated affiliate	11	18	14

Income from continuing operations	597	491	506
Income (loss) from discontinued operations, net of income taxes	14	(19)	(10)

Net income	$611	$472	$496

Net income (loss) per share - basic:
Continuing operations	$4.40	$3.44	$3.37
Discontinued operations	0.10	(0.13)	(0.07)

Total	$4.50	$3.31	$3.30

Net income (loss) per share - diluted:
Continuing operations	$4.34	$3.40	$3.34
Discontinued operations	0.10	(0.13)	(0.07)

Total	$4.44	$3.28	$3.27

Shares used in computing net income (loss) per share:
Basic	135.8	142.6	150.4
Diluted	137.5	144.2	151.7

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In millions Year ended December 31,	2012	2011	2010

Net income	$611	$472	$496
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income taxes of $8 million, $34 million and $12 million	(12)	(51)	(18)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income taxes of $17 million, $21 million and $23 million	26	31	34
Foreign currency translation	4	(8)	3

Total other comprehensive income (loss)	18	(28)	19

Comprehensive income	$629	$444	$515

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED BALANCE SHEETS

In millions December 31,	2012	2011

ASSETS
Cash and cash equivalents	$358	$337
Trade accounts receivable, less allowance for doubtful accounts	663	666
Deferred income taxes	42	44
Prepaid expenses and other current assets	349	309

Total current assets	1,412	1,356

Property and equipment, net	249	258
Intangible assets, net	1,760	1,881
Goodwill	4,719	4,720
Other long-term assets	357	333

Total assets	$8,497	$8,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$724	$836
Current maturities of long-term debt	2	179
Deferred revenue	379	369

Total current liabilities	1,105	1,384
Long-term debt	3,228	3,216
Deferred income taxes	638	617
Other long-term liabilities	109	73

Total liabilities	5,080	5,290

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 25.0 million shares authorized; none issued	-	-
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	804	777
Accumulated other comprehensive loss	(60)	(78)
Retained earnings	5,950	5,339
Treasury stock, at cost, 64.5 million and 57.8 million shares	(3,279)	(2,782)

Total shareholders’ equity	3,417	3,258

Total liabilities and shareholders’ equity	$8,497	$8,548

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock

In millions	Shares	Amount				Shares	Amount

Balance at January 1, 2010	198	$2	$727	$(69)	$4,371	45	$(2,005)
Net income					496
Other comprehensive income				19
Share-based compensation			39
Shares issued under stock plans including income tax benefits			(16)			(2)	83
Purchases of treasury stock						8	(418)

Balance at December 31, 2010	198	2	750	(50)	4,867	51	(2,340)
Net income					472
Other comprehensive loss				(28)
Share-based compensation			39
Shares issued under stock plans including income tax benefits			(12)			(2)	91
Purchases of treasury stock						9	(533)

Balance at December 31, 2011	198	2	777	(78)	5,339	58	(2,782)
Net income					611
Other comprehensive income				18
Share-based compensation			44
Shares issued under stock plans including income tax benefits			(17)			(2)	128
Purchases of treasury stock						9	(625)

Balance at December 31, 2012	198	$2	$804	$(60)	$5,950	65	$(3,279)

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions Year ended December 31,	2012	2011	2010

Cash flows from operating activities:
Net income	$611	$472	$496
Adjustment for discontinued operations	(14)	19	10
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	191	192	191
Amortization of acquisition-related intangible assets	163	157	148
Share-based compensation	44	39	39
Deferred income taxes	5	29	37
Settlement of interest rate hedge contracts	(88)	(6)	-
Dividends from unconsolidated affiliate	23	12	40
Loss on early debt extinguishment	-	85	26
Other non-cash items	(22)	(26)	(21)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(12)	(83)	(12)
Prepaid expenses and other assets	(85)	(25)	4
Accounts payable and other liabilities	-	78	(26)
Deferred revenue	19	10	26

Net cash provided by operating activities from continuing operations	835	953	958

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(195)	(192)	(175)
Payments for acquisitions of businesses, net of cash acquired	-	(511)	(9)
Payments from unconsolidated affiliate	32	42	49
Net proceeds from sale (purchases) of investments	28	(4)	14
Other investing activities	(3)	-	5

Net cash used in investing activities from continuing operations	(138)	(665)	(116)

Cash flows from financing activities:
Proceeds from long-term debt	1,469	1,189	748
Repayments of long-term debt, including premium and costs	(1,642)	(1,226)	(1,060)
Issuance of treasury stock	96	73	62
Purchases of treasury stock	(634)	(533)	(413)
Other financing activities	5	(1)	(8)

Net cash used in financing activities from continuing operations	(706)	(498)	(671)

Net change in cash and cash equivalents from continuing operations	(9)	(210)	171
Net cash flows from (to) discontinued operations	30	(16)	29
Beginning balance	337	563	363

Ending balance	$358	$337	$563

Discontinued operations cash flow information:
Net cash provided by (used in) operating activities	$30	$(16)	$14
Net cash provided by investing activities	-	-	15

Net change in cash and cash equivalents from discontinued operations	30	(16)	29
Net cash flows (to) from continuing operations	(30)	16	(29)
Beginning balance - discontinued operations	-	-	-

Ending balance - discontinued operations	$-	$-	$-

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of long-term debt is described in Note 4 and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets (level 2 of the fair value hierarchy).

Derivatives

Derivatives are recorded on the balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the fair value hedge is effective, there is an offsetting adjustment to the basis of the item being hedged. Ineffective portions of changes in the fair value of hedges are recognized in earnings. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes.

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

Revenue Recognition

Processing and services revenue is recognized as services are provided and is primarily derived from account- and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer and debit processing services, consulting services and software maintenance fees. Software maintenance fee revenue for ongoing client support is recognized ratably over the term of the applicable support period, which is generally 12 months. Deferred revenue consists primarily of advance billings for services and is recognized as revenue when the services are provided.

Product revenue is primarily derived from software license sales, which represent less than 5% of total revenue, and integrated print and card production sales. For software license agreements that do not require significant customization or modification, the Company recognizes software license revenue upon delivery, assuming persuasive evidence of an arrangement exists, the license fee is fixed and determinable and collection is reasonably assured. Arrangements with customers that include significant customization, modification, or production of software are accounted for under contract accounting, with the revenue being recognized using the percentage-of-completion method.

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

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $9 million at December 31, 2012 and 2011.

Prepaid Expenses

Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $97 million and $95 million at December 31, 2012 and 2011, respectively.

Settlement Assets and Obligations

Settlement assets of $222 million and $183 million were included in prepaid expenses and other current assets at December 31, 2012 and 2011, respectively, and settlement obligations of $216 million and $195 million were included in accrued expenses at December 31, 2012 and 2011, respectively. Settlement assets and obligations primarily represent amounts receivable from or payable to clients, agents and payment networks associated with the Company’s walk-in and expedited bill payment service businesses. The majority of these assets and obligations result from timing differences between collecting funds from payment networks or directly from consumers who are making payments and depositing the funds collected into the Company’s bank accounts. Settlement assets and obligations also arise due to the reporting of transactions to clients prior to fulfilling the payment obligation.

Property and Equipment

Property and equipment are reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2012	2011

Land	-	$23	$23
Data processing equipment	3 to 7 years	542	489
Buildings and leasehold improvements	5 to 40 years	194	190
Furniture and equipment	3 to 10 years	139	163

		898	865
Less: accumulated depreciation		(649)	(607)

Total		$249	$258

Depreciation expense for all property and equipment totaled $72 million, $78 million and $84 million in 2012, 2011 and 2010, respectively.

Intangible Assets

Intangible assets consisted of the following at December 31:

2012 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer related intangible assets	$1,707	$539	$1,168
Acquired software and technology	392	231	161
Trade names	114	29	85
Capitalized software development costs	672	399	273
Purchased software	325	252	73

Total	$3,210	$1,450	$1,760

2011 (In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer related intangible assets	$1,699	$440	$1,259
Acquired software and technology	420	204	216
Trade names	114	20	94
Capitalized software development costs	720	477	243
Purchased software	362	293	69

Total	$3,315	$1,434	$1,881

Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 10 to 20 years. Acquired software and technology represents software and technology intangible assets obtained as part of acquired businesses and are amortized over their estimated useful lives, generally four to eight years. Trade names are amortized over their estimated useful lives, generally 10 to 20 years. Amortization expense for acquired intangible assets, which include customer related intangible assets, acquired software and technology and trade names, totaled $163 million, $157 million and $148 million in 2012, 2011 and 2010, respectively.

The Company continually develops, maintains and enhances its products and systems. In each of 2012, 2011 and 2010, product development expenditures represented approximately 9% of the Company’s total revenue. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.

Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Capitalized software development costs are amortized over their estimated useful lives, generally five years. Gross software development costs capitalized for new products and enhancements to existing products totaled $104 million, $93 million and $86 million in 2012, 2011 and 2010, respectively. Amortization of previously capitalized development costs was $74 million, $67 million and $58 million in 2012, 2011 and 2010, respectively.

Purchased software represents software licenses purchased from third parties and is amortized over the estimated useful lives, generally three to five years. Amortization of purchased software totaled $34 million, $38 million and $42 million in 2012, 2011 and 2010, respectively.

The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at December 31, 2012 will be approximately $160 million in 2013 and 2014, approximately $150 million in 2015, approximately $110 million in 2016 and approximately $100 million in 2017. Annual amortization expense in 2013 with respect to capitalized and purchased software recorded at December 31, 2012 is estimated to approximate $110 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level or one level below. The Company has not aggregated any operating segments into reporting units for purposes of conducting goodwill impairment testing. When reviewing goodwill for impairment, the Company first assesses numerous qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their respective carrying values. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or to the extent a reorganization or disposition changes the composition of one or more reporting units, then the Company performs a two-step quantitative impairment test by comparing reporting unit carrying values to estimated fair values. No impairment was identified in the Company’s annual impairment assessment in the fourth quarter of 2012 as estimated fair values of the respective reporting units substantially exceed the carrying values. In addition, there is no accumulated impairment loss through December 31, 2012. The changes in goodwill during 2012 and 2011 were as follows:

(In millions)	Payments	Financial	Total

Goodwill - December 31, 2010	$3,114	$1,263	$4,377
Acquired goodwill	343	-	343

Goodwill - December 31, 2011	3,457	1,263	4,720
Purchase accounting adjustments	(1)	-	(1)

Goodwill - December 31, 2012	$3,456	$1,263	$4,719

Asset Impairment

The Company reviews property and equipment, intangible assets and its investment in unconsolidated affiliate for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reviews capitalized software development costs for impairment at each balance sheet date. Recoverability of property and equipment and intangible assets is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. The Company’s investment in unconsolidated affiliate is assessed by comparing the carrying amount of the investment to its estimated fair value and is impaired if the decline in fair value is determined to be other than temporary. Measurement of any impairment loss is based on estimated fair value.

Deferred Financing Costs

Deferred financing costs related to the Company’s long-term debt totaled $47 million and $35 million at December 31, 2012 and 2011, respectively. Accumulated amortization was $21 million and $16 million at December 31, 2012 and 2011, respectively. Deferred financing costs are reported in other long-term assets in the consolidated balance sheets and are amortized over the term of the underlying debt using the interest method.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

(In millions)	2012	2011

Trade accounts payable	$97	$96
Settlement obligations	216	195
Client deposits	147	114
Accrued compensation and benefits	145	157
Interest rate hedge contracts (1)	-	98
Other accrued expenses	119	176

Total	$724	$836

(1)	The Company’s interest rate hedge contracts described in Note 5 were settled or expired in September 2012.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of income taxes, consisted of the following at December 31:

(In millions)	2012	2011

Fair market value adjustment on cash flow hedges	$(57)	$(71)
Foreign currency translation	(1)	(5)
Other	(2)	(2)

Total	$(60)	$(78)

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options and restricted stock units and are computed using the treasury stock method. In 2012, 2011 and 2010, the Company excluded 0.8 million, 0.9 million and 2.8 million weighted-average shares, respectively, from the calculations of common stock equivalents for anti-dilutive stock options.

The computation of shares used in calculating basic and diluted net income per share is as follows:

(In millions)	2012	2011	2010

Weighted-average common shares outstanding used for the calculation of net income per share - basic	135.8	142.6	150.4
Common stock equivalents	1.7	1.6	1.3

Total shares used for the calculation of net income per share - diluted	137.5	144.2	151.7

Discontinued Operations

Income (loss) from discontinued operations related to prior dispositions totaled $14 million, $(19) million and $(10) million in 2012, 2011 and 2010, respectively, and included income tax (expense) benefits of $(10) million, $13 million and $14 million, respectively.

Supplemental Cash Flow Information

(In millions)	2012	2011	2010

Interest paid	$158	$183	$182
Income taxes paid	321	195	209
Liabilities assumed in acquisitions of businesses	-	18	1
Treasury stock purchases settled the following year	-	9	9

2. Acquisitions

In September 2011, the Company acquired CashEdge Inc. (“CashEdge”), a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments, and person-to-person payments, for approximately $460 million, net of cash acquired. The acquisition of CashEdge has advanced the Company’s digital payments strategies. The purchase price allocation resulted in customer related intangible assets of $54 million, software and technology of $44 million, goodwill of $330 million, net deferred tax assets of $27 million and other identifiable net assets of less than $10 million. The goodwill recognized in this transaction was not deductible for tax purposes and was primarily attributed to anticipated revenue and earnings growth associated with the products and services that CashEdge provides and the anticipated value of selling CashEdge’s products and services into the Company’s existing client base.

In the first quarter of 2011, the Company acquired Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for an aggregate purchase price of approximately $50 million, net of cash acquired. M-Com has enhanced the Company’s mobile and payments capabilities, and the other acquired companies have added to or enhanced specific products or services that the Company already provides.

3. Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”) and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $78 million and $119 million at December 31, 2012 and 2011, respectively, and was reported within other long-term assets in the consolidated balance sheets. In 2012, 2011 and 2010, the Company received cash dividends from StoneRiver of $55 million, $54 million, and $61 million, respectively, which were recorded as reductions in the Company’s investment in StoneRiver. A portion of the dividends, $23 million in 2012, $12 million in 2011 and $40 million in 2010 represented a return on the Company’s investment and were reported in cash flows from operating activities. In 2010, in a non-cash transaction, the Company retired a $59 million obligation owed to StoneRiver in exchange for the retirement of loans receivable due from StoneRiver totaling $59 million. Also in 2010, the Company received loan repayments from StoneRiver totaling $28 million.

4. Long-Term Debt

The Company’s long-term debt consisted of the following at December 31:

(In millions)	2012	2011

Revolving credit facility	$280	$-
3.125% senior notes due 2015	300	299
3.125% senior notes due 2016	600	599
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	-
Senior term loan	-	1,100
Other borrowings	5	49

Total debt	3,230	3,395

Less: current maturities	(2)	(179)

Long-term debt	$3,228	$3,216

The estimated fair value of total debt was $3.5 billion at December 31, 2012 and 2011. The Company was in compliance with all financial debt covenants in 2012. Annual maturities of the Company’s total debt were as follows at December 31, 2012 (in millions):

Year ending December 31,

2013	$2
2014	2
2015	301
2016	600
2017	780
Thereafter	1,545

Total	$3,230

Revolving Credit Facility

In August 2012, the Company entered into a $2.0 billion Amended and Restated Credit Agreement with a syndicate of banks, replacing its existing $1.0 billion revolving credit facility, which was scheduled to expire in September 2014. Borrowings under the amended revolving credit facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate (1.3% at December 31, 2012). There are no significant commitment fees and no compensating balance requirements. The facility expires on August 1, 2017 and contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.

Senior Notes

In September 2012, the Company issued $700 million aggregate principal amount of 3.5% senior notes due in October 2022, which pay interest semi-annually on April 1 and October 1 of each year, commencing on April 1, 2013. Net proceeds from the issuance of the notes were primarily used to repay a portion of the Company’s senior term loan that was due in November 2012. In June 2011, the Company issued $1.0 billion of senior notes comprised of $600 million of 3.125% senior notes due in June 2016 and $400 million of 4.75% senior notes due in June 2021, which pay interest semi-annually on June 15 and December 15 of each year. The Company’s 3.125% senior notes due in October 2015 and its 4.625% senior notes due in October 2020 pay interest at the stated rate on April 1 and October 1 of each year. The Company’s 6.8% senior notes due in November 2017 pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person; (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions.

In June 2011, the Company purchased $700 million aggregate principal amount of its 6.125% senior notes due in November 2012 in a tender offer for $754 million, and in July 2011, the Company redeemed the remaining $300 million aggregate principal amount of these notes for $322 million. In October 2010, the Company purchased $250 million aggregate principal amounts of its 6.125% senior notes due in November 2012 for $276 million. The Company recorded pre-tax losses on early debt extinguishment for the premiums paid and other costs associated with these transactions of $85 million in 2011 and $26 million in 2010.

Senior Term Loan

The Company’s senior term loan matured in November 2012 and was repaid using a combination of proceeds from the September 2012 issuance of senior notes, the Company’s revolving credit facility and available cash. Term loan borrowings under this facility bore interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate.

5. Interest Rate Hedge Contracts

The Company maintained forward-starting interest rate swap agreements (“Forward-Starting Swaps”), designated as cash flow hedges, with a total notional value of $550 million to hedge against changes in interest rates applicable to forecasted five-year and ten-year fixed rate borrowings. Upon the issuance of senior notes in September 2012, the Company paid $88 million, included in cash flows from operating activities, to settle the Forward-Starting Swaps and recognized approximately $4 million of interest expense due to hedge ineffectiveness. The remaining $84 million is recorded in accumulated other comprehensive loss, net of income taxes of $33 million, and will be recognized as interest expense over the terms of the originally forecasted interest payments.

The Company also maintained interest rate swap agreements (“Swaps”), designated as cash flow hedges, with a total notional value of $1.0 billion to hedge against changes in interest rates on floating rate term loan borrowings. The Swaps, which expired in September 2012, effectively fixed the interest rate on floating rate term loan borrowings at a weighted-average rate of approximately 5.0% prior to financing spreads and related fees. In 2012 and 2011, interest expense recognized due to hedge ineffectiveness on the Swaps was not significant, and no amounts were excluded from the assessment of hedge effectiveness. There were no Swaps outstanding as of December 31, 2012.

The fair values of the Swaps and Forward-Starting Swaps at December 31, 2011 totaled $98 million and were recorded in current liabilities and in accumulated other comprehensive loss, net of income taxes, in the consolidated balance sheet. The components of other comprehensive income pertaining to interest rate hedge contracts are presented in the consolidated statements of comprehensive income. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2012, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

In connection with its issuance of senior notes in 2011, the Company entered into a series of treasury lock agreements (“Treasury Locks”), which were designated as cash flow hedges, with total notional values of $600 million to hedge against changes in interest rates. Upon issuance of these senior notes, the Company paid $6 million to settle the Treasury Locks. This payment was included in cash flows from operating activities, was recorded in accumulated other comprehensive loss, net of income taxes of $2 million, and will be recognized as interest expense over the terms of the senior notes.

6. Income Taxes

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	2012	2011	2010

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.5%	2.2%	2.7%
Other, net	(3.5%)	(2.1%)	0.3%

Effective income tax rate	34.0%	35.1%	38.0%

The income tax provision for continuing operations was as follows:

(In millions)	2012	2011	2010

Current:
Federal	$253	$201	$224
State	36	18	32
Foreign	9	8	8

	298	227	264

Deferred:
Federal	3	21	32
State	-	5	2
Foreign	2	3	3

	5	29	37

Income tax provision	$303	$256	$301

Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2012	2011

Accrued expenses	$27	$42
Interest rate hedge contracts	38	48
Share-based compensation	36	37
Net operating loss and credit carry-forwards	73	90
Other	29	19

Subtotal	203	236
Valuation allowance	(17)	(15)

Total deferred tax assets	186	221

Software development costs	(102)	(91)
Intangible assets	(609)	(630)
Property and equipment	(46)	(49)
Other	(25)	(24)

Total deferred tax liabilities	(782)	(794)

Total	$(596)	$(573)

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2012	2011

Current assets	$42	$44
Noncurrent liabilities	(638)	(617)

Total	$(596)	$(573)

Unrecognized tax benefits were as follows:

(In millions)	2012	2011	2010

Unrecognized tax benefits - Beginning of year	$27	$41	$47
Increases for tax positions taken during the current year	12	5	5
Increases for tax positions taken in prior years	19	2	1
Decreases for tax positions taken in prior years	-	(7)	(4)
Decreases for settlements	(1)	(5)	(2)
Lapse of the statute of limitations	(1)	(9)	(6)

Unrecognized tax benefits - End of year	$56	$27	$41

At December 31, 2012 and 2011, unrecognized tax benefits of $45 million and $20 million, respectively, net of federal and state benefits, would affect the effective income tax rate from continuing operations if recognized. In 2013, reductions to unrecognized tax benefits for decreases in tax positions taken in prior years, settlements and the lapse of statutes of limitations are estimated to total approximately $8 million. The Company classifies interest and penalties related to income taxes as components of its income tax provision. The income tax provision from continuing operations included interest and penalties on unrecognized tax benefits of less than $1 million in each of 2012, 2011 and 2010. Accrued interest and penalties related to unrecognized tax benefits totaled $6 million and $5 million at December 31, 2012 and 2011, respectively.

The Company’s federal tax returns for 2006 through 2012 and tax returns in certain states and foreign jurisdictions for 2006 through 2012 remain subject to examination by taxing authorities. At December 31, 2012, the Company had federal net operating loss carry-forwards of $93 million, which expire in 2014 through 2030, state net operating loss carry-forwards of $336 million, which expire in 2013 through 2032, and foreign net operating loss carry-forwards of $55 million, $13 million of which expire in 2016 through 2032 and the remainder of which do not expire.

7. Employee Stock and Savings Plans

Stock Plans

The Company recognizes the fair value of share-based compensation granted to employees in cost of processing and services, cost of product and selling, general and administrative expense in its consolidated statements of income.

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

Restricted Stock Units – The Company awards restricted stock units to employees and non-employee directors. The Company recognizes compensation expense for restricted stock units based on the market price of the common stock on the date of award over the period during which the awards vest.

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

Share-based compensation expense was $44 million in 2012 and $39 million in each of 2011 and 2010. The income tax benefits related to share-based compensation totaled $15 million, $14 million and $13 million in 2012, 2011 and 2010, respectively. At December 31, 2012, the total remaining unrecognized compensation cost for unvested stock options and restricted stock units, net of estimated forfeitures, of $53 million is expected to be recognized over a weighted-average period of 2.3 years.

The weighted-average estimated fair value of stock options granted during 2012, 2011 and 2010 was $21.71, $22.68 and $17.46 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2012	2011	2010

Expected life (in years)	6.5	6.6	6.6
Average risk-free interest rate	1.3%	2.9%	3.3%
Expected volatility	31.1%	31.0%	31.9%
Expected dividend yield	0%	0%	0%

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

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)

Stock options outstanding - December 31, 2011	5,894	$46.64
Granted	1,016	65.63
Forfeited	(239)	59.67
Exercised	(1,903)	42.28

Stock options outstanding - December 31, 2012	4,768	$51.77	6.3	$130

Stock options exercisable - December 31, 2012	3,035	$46.20	5.0	$100

A summary of restricted stock unit activity is as follows:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value

Restricted stock units - December 31, 2011	1,170	$49.56
Granted	399	65.98
Forfeited	(93)	53.15
Vested	(416)	47.14

Restricted stock units - December 31, 2012	1,060	$56.34

The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2012	2011	2010

Total intrinsic value of stock options exercised	$51	$26	$23
Cash received from stock option exercises	80	54	47
Gross income tax benefit from stock option exercises	20	10	9
Fair value of restricted stock units upon vesting	29	18	14

As of December 31, 2012, 2.8 million share-based awards were available for grant under the Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.4 million, 0.5 million and 0.5 million shares in 2012, 2011 and 2010, respectively. As of January 1, 2013, there were 2.8 million shares available for issuance under the employee stock purchase plan.

Employee Savings Plans

The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries, subject to certain limitations. The Company makes matching contributions, subject to certain limitations, and makes discretionary contributions based upon the attainment of specified financial results. Expenses for company contributions under these plans totaled $33 million, $38 million and $29 million in 2012, 2011 and 2010, respectively.

8. Leases, Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2012 (in millions):

Year ending December 31,

2013	$73
2014	59
2015	50
2016	35
2017	25
Thereafter	32

Total	$274

Rent expense for all operating leases was $110 million, $113 million and $110 million during 2012, 2011 and 2010, respectively.

Commitments and Contingencies

Litigation

In the normal course of business, the Company and its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material effect on the Company’s consolidated financial statements.

Electronic Payments Transactions

In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are primarily invested in short-term instruments that are guaranteed by the United States government. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.6 billion at December 31, 2012.

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

9. Business Segment Information

The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides electronic bill payment and presentment services, debit and other card-based payment products and services, internet and mobile banking software and services, and other electronic payments software and services, including account-to-account transfers and person-to-person payments. The businesses in this segment also provide investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets and intercompany eliminations.

(In millions)	Payments	Financial	Corporate and Other	Total

2012
Processing and services revenue	$1,834	$1,887	$(12)	$3,709
Product revenue	655	153	(35)	773

Total revenue	2,489	2,040	(47)	4,482
Operating income	668	652	(264)	1,056
Total assets	6,109	2,094	294	8,497
Capital expenditures	109	76	10	195
Depreciation and amortization expense	98	73	183	354

2011
Processing and services revenue	$1,736	$1,820	$(13)	$3,543
Product revenue	645	184	(35)	794

Total revenue	2,381	2,004	(48)	4,337
Operating income	656	613	(273)	996
Total assets	6,092	2,131	325	8,548
Capital expenditures	98	80	14	192
Depreciation and amortization expense	95	81	173	349

2010
Processing and services revenue	$1,637	$1,778	$-	$3,415
Product revenue	571	173	(26)	718

Total revenue	2,208	1,951	(26)	4,133
Operating income	625	591	(209)	1,007
Total assets	5,707	1,973	601	8,281
Capital expenditures	91	78	6	175
Depreciation and amortization expense	90	82	167	339

Revenue to clients outside the United States comprised 7% of total revenue in each of 2012 and 2011 and 6% in 2010.

10. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally and fully and unconditionally guarantee the Company’s indebtedness under its revolving credit facility and senior notes. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,642	$1,226	$(159)	$3,709
Product	-	717	114	(58)	773

Total revenue	-	3,359	1,340	(217)	4,482

Expenses:
Cost of processing and services	-	1,418	710	(159)	1,969
Cost of product	-	615	71	(58)	628
Selling, general and administrative	104	504	221	-	829

Total expenses	104	2,537	1,002	(217)	3,426

Operating income (loss)	(104)	822	338	-	1,056
Interest expense, net	(104)	(57)	(6)	-	(167)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(208)	765	332	-	889
Income tax (provision) benefit	103	(283)	(123)	-	(303)
Income from investment in unconsolidated affiliate	-	11	-	-	11
Equity in earnings of consolidated affiliates	702	-	-	(702)	-

Income from continuing operations	597	493	209	(702)	597
Income from discontinued operations, net of income taxes	14	-	-	-	14

Net income	$611	$493	$209	$(702)	$611

Comprehensive income	$629	$493	$213	$(706)	$629

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,582	$1,094	$(133)	$3,543
Product	-	709	147	(62)	794

Total revenue	-	3,291	1,241	(195)	4,337

Expenses:
Cost of processing and services	-	1,427	647	(133)	1,941
Cost of product	-	572	91	(62)	601
Selling, general and administrative	95	494	210	-	799

Total expenses	95	2,493	948	(195)	3,341

Operating income (loss)	(95)	798	293	-	996
Interest expense, net	(140)	(33)	(9)	-	(182)
Loss on early debt extinguishment	(85)	-	-	-	(85)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(320)	765	284	-	729
Income tax (provision) benefit	133	(284)	(105)	-	(256)
Income from investment in unconsolidated affiliate	-	18	-	-	18
Equity in earnings of consolidated affiliates	678	-	-	(678)	-

Income from continuing operations	491	499	179	(678)	491
(Loss) income from discontinued operations, net of income taxes	(19)	-	3	(3)	(19)

Net income	$472	$499	$182	$(681)	$472

Comprehensive income	$444	$499	$174	$(673)	$444

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,522	$990	$(97)	$3,415
Product	-	617	136	(35)	718

Total revenue	-	3,139	1,126	(132)	4,133

Expenses:
Cost of processing and services	9	1,369	574	(99)	1,853
Cost of product	1	473	92	(33)	533
Selling, general and administrative	99	450	191	-	740

Total expenses	109	2,292	857	(132)	3,126

Operating income (loss)	(109)	847	269	-	1,007
Interest expense, net	(78)	(100)	(10)	-	(188)
Loss on early debt extinguishment	(26)	-	-	-	(26)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(213)	747	259	-	793
Income tax (provision) benefit	78	(281)	(98)	-	(301)
Income from investment in unconsolidated affiliate	-	14	-	-	14
Equity in earnings of consolidated affiliates	641	-	-	(641)	-

Income from continuing operations	506	480	161	(641)	506
Loss from discontinued operations, net of income taxes	(10)	-	(1)	1	(10)

Net income	$496	$480	$160	$(640)	$496

Comprehensive income	$515	$480	$163	$(643)	$515

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$85	$66	$207	$-	$358
Trade accounts receivable, net	-	405	258	-	663
Prepaid expenses and other current assets	45	186	160	-	391

Total current assets	130	657	625	-	1,412
Investments in consolidated affiliates	8,498	-	-	(8,498)	-
Intangible assets, net	22	1,495	243	-	1,760
Goodwill	-	3,709	1,010	-	4,719
Other long-term assets	55	446	105	-	606

Total assets	$8,705	$6,307	$1,983	$(8,498)	$8,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$73	$420	$231	$-	$724
Current maturities of long-term debt	-	2	-	-	2
Deferred revenue	-	213	166	-	379

Total current liabilities	73	635	397	-	1,105
Long-term debt	3,223	4	1	-	3,228
Due to (from) consolidated affiliates	1,295	(988)	(307)	-	-
Other long-term liabilities	697	22	28	-	747

Total liabilities	5,288	(327)	119	-	5,080

Total shareholders’ equity	3,417	6,634	1,864	(8,498)	3,417

Total liabilities and shareholders’ equity	$8,705	$6,307	$1,983	$(8,498)	$8,497

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$73	$71	$193	$-	$337
Trade accounts receivable, net	-	402	264	-	666
Prepaid expenses and other current assets	25	167	161	-	353

Total current assets	98	640	618	-	1,356
Investments in consolidated affiliates	7,864	-	-	(7,864)	-
Intangible assets, net	15	1,597	269	-	1,881
Goodwill	-	3,709	1,011	-	4,720
Other long-term assets	28	452	111	-	591

Total assets	$8,005	$6,398	$2,009	$(7,864)	$8,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$222	$404	$210	$-	$836
Current maturities of long-term debt	175	4	-	-	179
Deferred revenue	-	208	161	-	369

Total current liabilities	397	616	371	-	1,384
Long-term debt	3,171	2	43	-	3,216
Due to (from) consolidated affiliates	524	(344)	(180)	-	-
Other long-term liabilities	655	12	23	-	690

Total liabilities	4,747	286	257	-	5,290

Total shareholders’ equity	3,258	6,112	1,752	(7,864)	3,258

Total liabilities and shareholders’ equity	$8,005	$6,398	$2,009	$(7,864)	$8,548

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(168)	$731	$272	$-	$835

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(4)	(144)	(47)	-	(195)
Net proceeds from sale of investments	-	2	26	-	28
Other investing activities	815	32	(1)	(817)	29

Net cash (used in) provided by investing activities from continuing operations	811	(110)	(22)	(817)	(138)

Cash flows from financing activities:
Proceeds from long-term debt	1,469	-	-	-	1,469
Repayments of long-term debt, including premium and costs	(1,592)	(6)	(44)	-	(1,642)
Purchases of treasury stock	(634)	-	-	-	(634)
Other financing activities	96	(620)	(192)	817	101

Net cash used in financing activities from continuing operations	(661)	(626)	(236)	817	(706)

Net change in cash and cash equivalents from continuing operations	(18)	(5)	14	-	(9)
Net cash flows from discontinued operations	30	-	-	-	30
Beginning balance	73	71	193	-	337

Ending balance	$85	$66	$207	$-	$358

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(10)	$737	$226	$-	$953

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(13)	(144)	(35)	-	(192)
Payments for acquisitions of businesses, net of cash acquired	-	(473)	(38)	-	(511)
Net proceeds from sale (purchases) of investments	-	3	(7)	-	(4)
Other investing activities	311	42	-	(311)	42

Net cash (used in) provided by investing activities from continuing operations	298	(572)	(80)	(311)	(665)

Cash flows from financing activities:
Proceeds from long-term debt	1,143	-	46	-	1,189
Repayments of long-term debt, including premium and costs	(1,223)	(3)	-	-	(1,226)
Purchases of treasury stock	(533)	-	-	-	(533)
Other financing activities	71	(159)	(151)	311	72

Net cash used in financing activities from continuing operations	(542)	(162)	(105)	311	(498)

Net change in cash and cash equivalents from continuing operations	(254)	3	41	-	(210)
Net cash flows to discontinued operations	(16)	-	-	-	(16)
Beginning balance	343	68	152	-	563

Ending balance	$73	$71	$193	$-	$337

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(4)	$749	$213	$-	$958

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(6)	(135)	(34)	-	(175)
Payments for acquisitions of businesses, net of cash acquired	(13)	-	4	-	(9)
Net proceeds from sale of investments	-	-	14	-	14
Other investing activities	952	22	6	(926)	54

Net cash (used in) provided by investing activities from continuing operations	933	(113)	(10)	(926)	(116)

Cash flows from financing activities:
Proceeds from long-term debt	748	-	-	-	748
Repayments of long-term debt, including premium and costs	(1,056)	(4)	-	-	(1,060)
Purchases of treasury stock	(413)	-	-	-	(413)
Other financing activities	51	(734)	(189)	926	54

Net cash used in financing activities from continuing operations	(670)	(738)	(189)	926	(671)

Net change in cash and cash equivalents from continuing operations	259	(102)	14	-	171
Net cash flows from discontinued operations	29	-	-	-	29
Beginning balance	55	170	138	-	363

Ending balance	$343	$68	$152	$-	$563

11. Quarterly Financial Data (unaudited)

Quarterly financial data for 2012 and 2011 was as follows:

(In millions, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Total revenue	$1,108	$1,100	$1,118	$1,156	$4,482
Cost of processing and services	502	480	494	493	1,969
Cost of product	159	155	150	164	628
Selling, general and administrative expenses	206	206	207	210	829
Total expenses	867	841	851	867	3,426
Operating income	241	259	267	289	1,056
Income from continuing operations	133	163	142	159	597
Net income	132	161	139	179	611
Comprehensive income	148	150	151	180	629
Net income per share - continuing operations:
Basic	$0.96	$1.20	$1.05	$1.19	$4.40
Diluted	$0.95	$1.18	$1.03	$1.18	$4.34

2011
Total revenue	$1,048	$1,065	$1,063	$1,161	$4,337
Cost of processing and services	474	479	490	498	1,941
Cost of product	150	145	141	165	601
Selling, general and administrative expenses	203	190	189	217	799
Total expenses	827	814	820	880	3,341
Operating income	221	251	243	281	996
Loss on early debt extinguishment	-	61	24	-	85
Income from continuing operations	114	97	127	153	491
Net income	112	90	127	143	472
Comprehensive income	121	84	95	144	444
Net income per share - continuing operations:
Basic	$0.78	$0.68	$0.90	$1.09	$3.44
Diluted	$0.77	$0.67	$0.89	$1.07	$3.40

12. Subsequent Events

On January 14, 2013, the Company acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions for a cash purchase price of $55 million. The Company also assumed approximately $960 million of Open Solutions’ debt in connection with the acquisition. This acquisition advances Fiserv’s go-to-market strategies by adding a number of products and services and by expanding the Company’s number of account processing clients to which the Company can provide a broad array of its add-on solutions.

The Company anticipates that Open Solutions will be primarily integrated into the Financial segment during 2013. A preliminary allocation of the purchase price for Open Solutions is as follows:

(In millions)
Cash and cash equivalents	$39
Trade accounts receivable	45
Prepaid expenses and other current assets	41
Intangible assets	530
Goodwill	570
Other long-term assets	20
Accounts payable and other current liabilities	(136)
Long-term debt, less current maturities	(952)
Other long-term liabilities	(102)

Total cash purchase price	$55

The cash purchase price and repayment of assumed debt were funded in 2013 utilizing a combination of available cash and existing availability under the Company’s revolving credit facility. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustment. The preliminary purchase price allocation resulted in goodwill of approximately $570 million, of which a portion is expected to be deductible for tax purposes, and is primarily attributable to synergies with the products and services that Open Solutions provides and the anticipated value of selling the Company’s products and services to Open Solutions’ existing client base. The preliminary values allocated to intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted- Average Useful Life

Customer related intangible assets	$400	20 years
Acquired software and technology	130	7 years

	$530

In connection with the acquisition, the Company expects to incur certain costs associated with the merger and integration of Open Solutions. Given the recent acquisition date of Open Solutions, pro-forma financial results have not been provided.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiserv, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 22, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, whether any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter, we began to implement a billing module within our SAP enterprise resource planning (“ERP”) system, which we expect to further integrate our systems and improve the overall efficiency of our billing and collection processes. We expect the implementation of this module to continue in phases over the next few years, which we believe will reduce implementation risk. The design and documentation of our internal control processes and procedures related to billing will be appropriately modified to supplement existing internal controls over financial reporting. As with any new technology, this module, and the internal controls over financial reporting included in the related processes, will be tested for effectiveness prior to and concurrent with the implementation. We believe the implementation of the billing module within our ERP system will further strengthen the related internal controls due to enhanced automation and integration of processes.

Based on the evaluation we conducted, our management has concluded that there have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 22, 2013

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “Continuing Directors,” “Nominating and Corporate Governance Committee – Nominations of Directors,” “Shareholder Proposals for the 2014 Annual Meeting,” “Audit Committee – Membership and Responsibilities,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

Our board of directors has adopted a Code of Conduct that applies to all of our directors and employees, including our chief executive officer, chief financial officer, corporate controller and other persons performing similar functions. We have posted a copy of our Code of Conduct on the “About Fiserv—Governance – Governance Documents” section of our website at www.fiserv.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “About Fiserv—Investors—Corporate Governance” section of our website at www.fiserv.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2012,” “Outstanding Equity Awards at December 31, 2012,” “Option Exercises and Stock Vested During 2012,” “Potential Payments Upon Termination or Change in Control,” and “Compensation of Directors” in our definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in our definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012, is incorporated by reference herein.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2012.

	(a)	(b)	(c)

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our shareholders (1)	4,767,846 (2)	$51.77	2,797,418 (3)

Equity compensation plans not approved by our shareholders	N/A	N/A	N/A

Total	4,767,846	$51.77	2,797,418

(1)	Columns (a) and (c) of the table above do not include 1,059,768 unvested restricted stock units outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan or 1,849,899 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares of our common stock outstanding on such date or (C) a lesser amount determined by our board of directors.

(2)	Consists of options outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan and the Fiserv, Inc. Stock Option and Restricted Stock Plan.

(3)	Reflects the number of shares available for future issuance under the Fiserv, Inc. 2007 Omnibus Incentive Plan. No additional awards may be granted under the Fiserv, Inc. Stock Option and Restricted Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance – Director Independence,” and “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Audit Fees” in our definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2013.

FISERV, INC.

By:	/s/ Jeffery W. Yabuki
Jeffery W. Yabuki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2013.

Name	Capacity

/s/ Donald F. Dillon Donald F. Dillon	Chairman of the Board

/s/ Jeffery W. Yabuki Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas J. Hirsch Thomas J. Hirsch	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Christopher M. Flink Christopher M. Flink	Director

/s/ Daniel P. Kearney Daniel P. Kearney	Director

/s/ Dennis F. Lynch Dennis F. Lynch	Director

/s/ Denis J. O’Leary Denis J. O’Leary	Director

/s/ Glenn M. Renwick Glenn M. Renwick	Director

/s/ Kim M. Robak Kim M. Robak	Director

/s/ Doyle R. Simons Doyle R. Simons	Director

/s/ Thomas C. Wertheimer Thomas C. Wertheimer	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of January 14, 2013, by and among Fiserv, Inc., Orlando Merger Sub, Inc., Harpoon Acquisition Corporation and Harpoon Holder Representative, LLC (1)
3.1	Restated Articles of Incorporation (2)
3.2	Amended and Restated By-laws (2)
4.1	Amended and Restated Credit Agreement, dated as of August 1, 2012, among Fiserv, Inc. and the financial institutions parties thereto (3)
4.2	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (4)
4.3	Second Supplemental Indenture, dated as of November 20, 2007, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (5)
4.4	Fifth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (6)
4.5	Sixth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (6)
4.6	Seventh Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)
4.7	Eighth Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)
4.8	Tenth Supplemental Indenture, dated as of September 25, 2012, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.
10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (9)*
10.2	Amendment to Fiserv, Inc. Stock Option and Restricted Stock Plan (10)*
10.3	Fiserv, Inc. 2007 Omnibus Incentive Plan, as amended (11)*
Fiserv, Inc. Stock Option and Restricted Stock Plan Forms of Award Agreements
10.4	– Form of Amendment to Stock Option Agreement (10)*
10.5	– Form of Director Restricted Stock Agreement (12)*
10.6	– Form of Non-Qualified Stock Option Agreement for Outside Directors (12)*
10.7	– Form of Employee Non-Qualified Stock Option Agreement for Employee Directors (12)*
10.8	– Form of Employee Non-Qualified Stock Option Agreement for Senior Management (13)*
Fiserv, Inc. 2007 Omnibus Incentive Plan Forms of Award Agreements
10.9	– Form of Restricted Stock Agreement (Non-Employee Director) (14)*
10.10	– Form of Restricted Stock Agreement (Employee) (14)*

Exhibit Number	Exhibit Description
10.11	– Form of Restricted Stock Unit Agreement (Non-Employee Director) (15) *
10.12	– Form of Restricted Stock Unit Agreement (Employee) (15) *
10.13	– Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (15)*
10.14	– Form of Stock Option Agreement (Employee) (15) *
10.15	– Form of Non-Qualified Stock Option Agreement (Special Equity Award 2008) (16)*
10.16	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (17)*
10.17	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 26, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (18)*
10.18	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 30, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (19)*
10.19	Amended and Restated Key Executive Employment and Severance Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (17)*
10.20	Employee Non-Qualified Stock Option Agreement, dated December 1, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (20)*
10.21	Employee Non-Qualified Stock Option Agreement, dated December 1, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (20)*
10.22	Form of Amended and Restated Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of James Cox, Rahul Gupta, Mark Ernst, Thomas Hirsch, Charles Sprague and Steven Tait (17)*
10.23	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Thomas Warsop (17)*
10.24	Employment Agreement, dated January 3, 2011, between Fiserv, Inc. and Mark A. Ernst (21)*
10.25	Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Rahul Gupta (15)*
10.26	Employment Agreement, dated October 27, 2009, between Fiserv, Inc. and Steven Tait (22)*
10.27	Amendment No. 1 to Employment Agreement, dated December 11, 2009, between Fiserv, Inc. and Steven Tait (22)*
10.28	Retention Agreement, dated July 27, 2007, between CheckFree Corporation and Michael P. Gianoni (22)*
10.29	Amendment to Retention Agreement, dated August 2, 2007, between CheckFree Corporation and Michael P. Gianoni (22)*
10.30	Second Amendment to Retention Agreement, dated December 22, 2008, between CheckFree Corporation and Michael P. Gianoni (22)*
10.31	Form of Non-Employee Director Indemnity Agreement (16)
10.32	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (16)*
10.33	Non-Employee Director Compensation Schedule (22)*
21.1	Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Filed with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 14, 2013, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2012, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 2, 2012, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-147309) filed on November 13, 2007, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 20, 2007, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 21, 2010, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 14, 2011, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 25, 2012, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on February 25, 2005, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2012, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2004, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2006, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 23, 2007, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2012, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2009, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2009, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 7, 2005, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 27, 2011, and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference.