Form 10-Q
period 2013-03-31
FISERV INC
filed 2013-05-01
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

As of April 25, 2013, there were 133,162,609 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FISERV, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Processing and services	$966	$898
Product	186	199

Total revenue	1,152	1,097

Expenses:
Cost of processing and services	522	494
Cost of product	190	159
Selling, general and administrative	229	205

Total expenses	941	858

Operating income	211	239
Interest expense	(41)	(43)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	170	196
Income tax provision	(58)	(67)
Income from investment in unconsolidated affiliate	5	3

Income from continuing operations	117	132
Income (loss) from discontinued operations, net of income taxes	—	—

Net income	$117	$132

Net income per share—basic:
Continuing operations	$0.88	$0.95
Discontinued operations	—	—

Total	$0.88	$0.95

Net income per share—diluted:
Continuing operations	$0.87	$0.94
Discontinued operations	—	—

Total	$0.86	$0.94

Shares used in computing net income per share:
Basic	133.4	138.7
Diluted	135.1	140.5

See accompanying notes to consolidated financial statements.

FISERV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$117	$132
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income taxes of $3 million	—	4
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income taxes of $2 million and $5 million	3	7
Foreign currency translation	(5)	5

Total other comprehensive income (loss)	(2)	16

Comprehensive income	$115	$148

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$356	$358
Trade accounts receivable, net	674	661
Deferred income taxes	59	42
Prepaid expenses and other current assets	364	349
Assets of discontinued operations	—	33

Total current assets	1,453	1,443
Property and equipment, net	258	248
Intangible assets, net	2,252	1,744
Goodwill	5,231	4,705
Other long-term assets	369	357

Total assets	$9,563	$8,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$766	$721
Current maturities of long-term debt	2	2
Deferred revenue	422	379
Liabilities of discontinued operations	—	3

Total current liabilities	1,190	1,105
Long-term debt	4,047	3,228
Deferred income taxes	711	638
Other long-term liabilities	118	109

Total liabilities	6,066	5,080

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	809	804
Accumulated other comprehensive loss	(62)	(60)
Retained earnings	6,067	5,950
Treasury stock, at cost, 64.7 million and 64.5 million shares	(3,319)	(3,279)

Total shareholders’ equity	3,497	3,417

Total liabilities and shareholders’ equity	$9,563	$8,497

See accompanying notes to consolidated financial statements.

FISERV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$117	$132
Adjustment for discontinued operations	—	—
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	49	47
Amortization of acquisition-related intangible assets	48	40
Share-based compensation	14	14
Deferred income taxes	(7)	(1)
Non-cash impairment charge	30	—
Other non-cash items	(10)	(7)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	27	18
Prepaid expenses and other assets	(32)	(5)
Accounts payable and other liabilities	(4)	(9)
Deferred revenue	(10)	5

Net cash provided by operating activities from continuing operations	222	234

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(58)	(58)
Payment for acquisition of business, net of cash acquired	(16)	—

Net cash used in investing activities from continuing operations	(74)	(58)

Cash flows from financing activities:
Proceeds from long-term debt	1,011	—
Repayments of long-term debt	(1,149)	—
Issuance of treasury stock	13	35
Purchases of treasury stock	(67)	(243)
Other financing activities	4	4

Net cash used in financing activities from continuing operations	(188)	(204)

Net change in cash and cash equivalents from continuing operations	(40)	(28)
Net cash flows from discontinued operations	38	2
Beginning balance	358	337

Ending balance	$356	$311

Discontinued operations cash flow information:
Net cash provided by operating activities	$3	$2
Net cash provided by investing activities	35	—

Net change in cash and cash equivalents from discontinued operations	38	2
Net cash flows to continuing operations	(38)	(2)
Beginning balance—discontinued operations	—	—

Ending balance—discontinued operations	$—	$—

See accompanying notes to consolidated financial statements.

FISERV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation

The consolidated financial statements for the three-month periods ended March 31, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence but not control are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.

2. Fair Value Measurements

The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements on a recurring basis. Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.3 billion at March 31, 2013 and $3.5 billion at December 31, 2012 and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets (level 2 of the fair value hierarchy).

3. Acquisition

On January 14, 2013, the Company acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions for a cash purchase price of $55 million. The Company also assumed approximately $960 million of debt in connection with the acquisition. This acquisition advances the Company’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which the Company can provide a broad array of its add-on solutions.

The preliminary allocation of purchase price recorded for Open Solutions is as follows:

(In millions)
Cash and cash equivalents	$39
Trade accounts receivable	41
Prepaid expenses and other current assets	41
Intangible assets	571
Goodwill	531
Other long-term assets	18
Accounts payable and other current liabilities	(140)
Long-term debt, less current maturities	(952)
Other long-term liabilities	(94)

Total cash purchase price	$55

The cash purchase price and repayment of assumed debt were funded utilizing a combination of available cash and existing availability under the Company’s revolving credit facility. The amounts attributed to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustment. The preliminary purchase price allocation resulted in goodwill of approximately $531 million, of which a portion is expected to be deductible for tax purposes, and is primarily attributable to synergies with the products and services that Open Solutions provides and the anticipated value of selling the Company’s products and services to Open Solutions’ existing client base. The preliminary values allocated to intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted- Average Useful Life
Customer related intangible assets	$460	20 years
Acquired software and technology	105	7 years
Trade name	6	10 years

	$571

The results of operations, including approximately $60 million of revenue, and goodwill for Open Solutions have been included within the Financial Institution Services (“Financial”) segment from the date of acquisition. As a result of the acquisition, the Company has incurred certain merger and integration costs, including a $30 million non-cash impairment charge related to the Company’s decision to replace its existing Acumen account processing platform with DNATM, an Open Solutions account processing platform. The Acumen platform costs were recorded as capitalized software and included in the Financial segment assets. The related impairment charge was recorded in cost of product within the Corporate and Other segment for the three months ended March 31, 2013 as this charge is excluded from the Company’s measure of the Financial segment’s operating performance.

The following unaudited supplemental pro forma information presents the Company’s results of operations as though the acquisition of Open Solutions had occurred on January 1, 2012. This information is presented for informational purposes and is not necessarily indicative of the Company’s operating results which would have occurred had the acquisition been consummated as of that date. The pro forma information presented below does not include anticipated synergies or certain other expected benefits of the acquisition and should not be used as a predictive measure of our future results of operations.

(Unaudited)
(In millions, except per share data)	Three Months Ended March 31, 2012
Total revenue	$1,182
Net income	$138
Net income per share—basic	$1.00
Net income per share—diluted	$0.98

4. Discontinued Operations

On March 14, 2013, the Company sold its club solutions business (“Club Solutions”) for approximately $37 million in cash at closing. The assets and liabilities, results of operations and cash flows of Club Solutions, which were previously included within the Payments and Industry Products (“Payments”) segment, have been reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. The assets of discontinued operations at December 31, 2012 primarily consist of certain intangible assets, including software, customer related intangibles and goodwill. Summarized financial information for discontinued operations is as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Total revenue	$10	$12

Income from operations before income taxes	3	—
Income tax provision	(1)	—
Loss on sale, net of income taxes	(2)	—

Income (loss) from discontinued operations	$—	$—

5. Share-Based Compensation

The Company recognized $14 million of share-based compensation expense during each of the three-month periods ended March 31, 2013 and 2012. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the first quarter of 2013, the Company granted 0.9 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $25.15 and $80.74, respectively. During the first quarter of 2012, the Company granted 0.9 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $21.55 and $65.17, respectively. During the first quarter of 2013 and 2012, stock options to purchase 0.3 million shares and 0.8 million shares, respectively, were exercised.

6. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating diluted net income per common share is as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Weighted-average shares outstanding used for the calculation of net income per share—basic	133.4	138.7
Common stock equivalents	1.7	1.8

Total shares used for the calculation of net income per share—diluted	135.1	140.5

For the three months ended March 31, 2013 and 2012, stock options for 0.5 million and 1.2 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

7. Intangible Assets

Intangible assets consisted of the following:

	Gross
	Carrying	Accumulated	Net Book
(In millions)	Amount	Amortization	Value
March 31, 2013
Customer related intangible assets	$2,155	$564	$1,591
Acquired software and technology	483	238	245
Trade names	120	31	89
Capitalized software development costs	655	405	250
Purchased software	314	237	77

Total	$3,727	$1,475	$2,252

	Gross
	Carrying	Accumulated	Net Book
(In millions)	Amount	Amortization	Value
December 31, 2012
Customer related intangible assets	$1,695	$534	$1,161
Acquired software and technology	378	222	156
Trade names	114	29	85
Capitalized software development costs	667	398	269
Purchased software	325	252	73

Total	$3,179	$1,435	$1,744

The Company estimates that annual amortization expense with respect to acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $200 million in 2013, approximately $190 million in 2014, approximately $180 million in 2015 and approximately $140 million in each of 2016 and 2017. Annual amortization expense in 2013 with respect to capitalized and purchased software is estimated to approximate $110 million.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In millions)	2013	2012
Trade accounts payable	$95	$97
Settlement obligations	200	216
Client deposits	150	147
Accrued compensation and benefits	97	144
Other accrued expenses	224	117

Total	$766	$721

9. Long-Term Debt

The Company maintains a $2.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate (1.3% at March 31, 2013). There are no significant commitment fees and no compensating balance requirements. The facility expires on August 1, 2017 and contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. During the first three months of 2013, the Company was in compliance with all financial debt covenants. As of March 31, 2013, borrowings outstanding under the facility approximated $1.1 billion, primarily related to the funding of assumed debt from the acquisition of Open Solutions.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of income taxes, consisted of the following:

	March 31,	December 31,
(In millions)	2013	2012
Fair market value adjustment on cash flow hedges	$(54)	$(57)
Foreign currency translation	(6)	(1)
Other	(2)	(2)

Total	$(62)	$(60)

Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2013, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

11. Cash Flow Information

Supplemental cash flow information was as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Interest paid, including on assumed debt	$23	$17
Income taxes paid	11	39
Liabilities assumed in acquisition of business	1,186	—
Treasury stock purchases settled after the balance sheet date	—	10

12. Business Segment Information

The Company’s operations are comprised of the Payments segment and the Financial segment. The Payments segment primarily provides electronic bill payment and presentment services, debit and other card-based payment products and services, internet and mobile banking software and services, and other electronic payments software and services, including account-to-account transfers and person-to-person payments. The businesses in this segment also provide investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

			Corporate
(In millions)	Payments	Financial	and Other	Total
Three Months Ended March 31, 2013
Processing and services revenue	$453	$516	$(3)	$966
Product revenue	164	33	(11)	186

Total revenue	$617	$549	$(14)	$1,152

Operating income	$166	$161	$(116)	$211

Three Months Ended March 31, 2012
Processing and services revenue	$435	$465	$(2)	$898
Product revenue	173	36	(10)	199

Total revenue	$608	$501	$(12)	$1,097

Operating income	$158	$151	$(70)	$239

Goodwill in the Payments segment was $3.4 billion as of March 31, 2013 and December 31, 2012. Goodwill in the Financial segment was $1.8 billion and $1.3 billion as of March 31, 2013 and December 31, 2012, respectively.

13. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally and fully and unconditionally guarantee the Company’s indebtedness under its revolving credit facility and senior notes. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis. The following condensed consolidating financial information reflects the reporting of Club Solutions as a discontinued operation for all periods presented.

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$665	$341	$(40)	$966
Product	—	179	25	(18)	186

Total revenue	—	844	366	(58)	1,152

Expenses:
Cost of processing and services	—	355	207	(40)	522
Cost of product	—	185	23	(18)	190
Selling, general and administrative	28	126	75	—	229

Total expenses	28	666	305	(58)	941

Operating income (loss)	(28)	178	61	—	211
Interest expense, net	(32)	(8)	(1)	—	(41)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(60)	170	60	—	170
Income tax (provision) benefit	26	(62)	(22)	—	(58)
Income from investment in unconsolidated affiliate	—	5	—	—	5
Equity in earnings of consolidated affiliates	151	—	—	(151)	—

Income from continuing operations	117	113	38	(151)	117
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income	$117	$113	$38	$(151)	$117

Comprehensive income	$115	$113	$33	$(146)	$115

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$646	$284	$(32)	$898
Product	—	190	27	(18)	199

Total revenue	—	836	311	(50)	1,097

Expenses:
Cost of processing and services	—	347	179	(32)	494
Cost of product	—	159	18	(18)	159
Selling, general and administrative	23	123	59	—	205

Total expenses	23	629	256	(50)	858

Operating income (loss)	(23)	207	55	—	239
Interest expense, net	(27)	(13)	(3)	—	(43)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(50)	194	52	—	196
Income tax (provision) benefit	25	(73)	(19)	—	(67)
Income from investment in unconsolidated affiliate	—	3	—	—	3
Equity in earnings of consolidated affiliates	157	—	—	(157)	—

Income from continuing operations	132	124	33	(157)	132
Income (loss) from discontinued operations, net of income taxes	—	1	—	(1)	—

Net income	$132	$125	$33	$(158)	$132

Comprehensive income	$148	$125	$38	$(163)	$148

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$84	$61	$211	$—	$356
Trade accounts receivable, net	—	398	276	—	674
Prepaid expenses and other current assets	64	225	134	—	423

Total current assets	148	684	621	—	1,453
Investments in consolidated affiliates	9,690	—	—	(9,690)	—
Intangible assets, net	21	1,423	808	—	2,252
Goodwill	—	3,692	1,539	—	5,231
Other long-term assets	54	459	114	—	627

Total assets	$9,913	$6,258	$3,082	$(9,690)	$9,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$151	$408	$207	$—	$766
Current maturities of long-term debt	—	2	—	—	2
Deferred revenue	—	205	217	—	422

Total current liabilities	151	615	424	—	1,190
Long-term debt	4,044	3	—	—	4,047
Due to (from) consolidated affiliates	1,455	(1,126)	(329)	—	—
Other long-term liabilities	766	21	42	—	829

Total liabilities	6,416	(487)	137	—	6,066

Total shareholders’ equity	3,497	6,745	2,945	(9,690)	3,497

Total liabilities and shareholders’ equity	$9,913	$6,258	$3,082	$(9,690)	$9,563

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$85	$66	$207	$—	$358
Trade accounts receivable, net	—	403	258	—	661
Prepaid expenses and other current assets	45	186	160	—	391
Assets of discontinued operations	—	33	—	—	33

Total current assets	130	688	625	—	1,443
Investments in consolidated affiliates	8,498	—	—	(8,498)	—
Intangible assets, net	22	1,479	243	—	1,744
Goodwill	—	3,695	1,010	—	4,705
Other long-term assets	55	445	105	—	605

Total assets	$8,705	$6,307	$1,983	$(8,498)	$8,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$73	$417	$231	$—	$721
Current maturities of long-term debt	—	2	—	—	2
Deferred revenue	—	213	166	—	379
Liabilities of discontinued operations	—	3	—	—	3

Total current liabilities	73	635	397	—	1,105
Long-term debt	3,223	4	1	—	3,228
Due to (from) consolidated affiliates	1,295	(988)	(307)	—	—
Other long-term liabilities	697	22	28	—	747

Total liabilities	5,288	(327)	119	—	5,080

Total shareholders’ equity	3,417	6,634	1,864	(8,498)	3,417

Total liabilities and shareholders’ equity	$8,705	$6,307	$1,983	$(8,498)	$8,497

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$61	$136	$25	$—	$222

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	—	(43)	(15)	—	(58)
Payment for acquisition of business, net of cash acquired	—	—	(16)	—	(16)
Other investing activities	124	3	11	(138)	—

Net cash (used in) provided by investing activities from continuing operations	124	(40)	(20)	(138)	(74)

Cash flows from financing activities:
Proceeds from long-term debt	1,011	—	—	—	1,011
Repayments of long-term debt	(1,149)	—	—	—	(1,149)
Issuance of treasury stock	13	—	—	—	13
Purchases of treasury stock	(67)	—	—	—	(67)
Other financing activities	4	(137)	(1)	138	4

Net cash used in financing activities from continuing operations	(188)	(137)	(1)	138	(188)

Net change in cash and cash equivalents from continuing operations	(3)	(41)	4	—	(40)
Net cash flows from discontinued operations	2	36	—	—	38
Beginning balance	85	66	207	—	358

Ending balance	$84	$61	$211	$—	$356

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$19	$160	$55	$—	$234

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(44)	(12)	—	(58)
Other investing activities	129	—	—	(129)	—

Net cash (used in) provided by investing activities from continuing operations	127	(44)	(12)	(129)	(58)

Cash flows from financing activities:
Issuance of treasury stock	35	—	—	—	35
Purchases of treasury stock	(243)	—	—	—	(243)
Other financing activities	5	(117)	(13)	129	4

Net cash used in financing activities from continuing operations	(203)	(117)	(13)	129	(204)

Net change in cash and cash equivalents from continuing operations	(57)	(1)	30	—	(28)
Net cash flows from discontinued operations	—	2	—	—	2
Beginning balance	73	71	193	—	337

Ending balance	$16	$72	$223	$—	$311

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer; legislative and regulatory actions in the United States and internationally, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations; our ability to successfully integrate acquisitions, including Open Solutions Inc., into our operations; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our strategic initiatives; our ability to comply with government regulations, including privacy regulations; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2012 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities and the trends and business developments affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2013 to the comparable period in 2012.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2013.

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

The Financial segment provides banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

On January 14, 2013, we acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions, for a cash purchase price of $55 million. We also assumed approximately $960 million of debt. With this acquisition, we added 3,300 clients, including 800 new account processing clients, as well as DNA™, a real-time, open technology account processing platform. The Open Solutions acquisition advances Fiserv’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which we can provide a broad array of our add-on solutions.

Enterprise Priorities

We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions that enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2013 are: (i) to continue to build high-quality revenue growth and meet our earnings goals; (ii) to extend market momentum into deeper client relationships and a larger share of our strategic solutions; and (iii) to deliver innovation and integration to enhance results for our clients, with an important focus on Open Solutions.

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. In addition, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. Financial institutions have generally remained cautious in their information technology spending as a result. These conditions have, however, created interest in solutions that help financial institutions win and retain customers, generate incremental revenue and enhance operating efficiency. Examples of these solutions include our digital channels and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment over the past several years, our revenue increased 3% in 2012 compared to 2011, and our net income per share from continuing operations increased to $4.30 for the full year of 2012. We believe these financial results demonstrate the resilience of our recurring, fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

During the past 25 years, the number of financial institutions in the United States has declined at a relatively steady rate of approximately 3% per year primarily as a result of voluntary mergers and acquisitions. An acquisition benefits us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and negatively impacts us when a competing platform is selected. Financial institution acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. Contract termination fees are primarily generated when an existing client with a multi-year contract is acquired by another financial institution. These fees can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated.

Business Developments

We continue to invest in the development of new and strategic products in categories such as payments, including Popmoney® for person-to-person payments; MobilitiTM for mobile banking and payments services; and others that we believe will increase value to our clients and enhance the capabilities of our existing solutions. In January 2013, we acquired Open Solutions, a provider of account processing technology for financial institutions, which added DNA, a real-time, open technology account processing platform. We believe our wide range of market-leading solutions along with the investments we are making in new and differentiated products will favorably position us and our clients to capitalize on opportunities in the marketplace.

Results of Operations

On March 14, 2013, the Company sold its club solutions business (“Club Solutions”). The results of operations and cash flows of Club Solutions, which were previously included within the Payments segment, have been reported as discontinued operations for all periods presented.

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the consolidated financial statements and accompanying notes.

	Three Months Ended March 31,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2013	2012	2013	2012	$	%
Revenue:
Processing and services	$966	$898	83.9%	81.9%	$68	8%
Product	186	199	16.1%	18.1%	(13)	(7%)

Total revenue	1,152	1,097	100.0%	100.0%	55	5%

Expenses:
Cost of processing and services	522	494	54.0%	55.0%	28	6%
Cost of product	190	159	102.2%	79.9%	31	19%

Sub-total	712	653	61.8%	59.5%	59	9%
Selling, general and administrative	229	205	19.9%	18.7%	24	12%

Total expenses	941	858	81.7%	78.2%	83	10%

Operating income	211	239	18.3%	21.8%	(28)	(12%)
Interest expense	(41)	(43)	(3.6%)	(3.9%)	(2)	(5%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$170	$196	14.8%	17.9%	$(26)	(13%)

(1)

Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2013	$617	$549	$(14)	$1,152
2012	608	501	(12)	1,097
Revenue growth	$9	$48	$(2)	$55
Revenue growth percentage	1%	10%		5%
Operating income:
2013	$166	$161	$(116)	$211
2012	158	151	(70)	239
Operating income growth	$8	$10	$(46)	$(28)
Operating income growth percentage	5%	7%		(12%)
Operating margin:
2013	26.8%	29.3%		18.3%
2012	26.0%	30.2%		21.8%
Operating margin growth (1)	0.8%	(0.9%)		(3.5%)

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $55 million, or 5%, in the first quarter of 2013 compared to 2012, driven by revenue growth of 1% and 10% in our Payments and Financial segments, respectively. Acquired revenue contributed approximately $60 million of total revenue to the Financial segment in the first quarter of 2013.

Revenue in our Payments segment increased $9 million, or 1%, during the first quarter of 2013 compared to 2012. Payments segment revenue growth was primarily driven by our recurring revenue businesses as processing and services revenue increased $18 million, or 4%, in the first quarter of 2013 over the prior year period. This growth was primarily due to new clients and increased transaction volumes from existing clients in our card services and biller solutions businesses as well as growth in our digital channels business, which includes our mobile banking solution. Payments segment growth was partially offset by a discount on a bill payment contract renewal and lower software license revenue.

Revenue in our Financial segment during the first quarter of 2013 increased $48 million, or 10%, compared to 2012. Open Solutions acquired revenue totaled approximately $60 million in the first quarter of 2013 and positively impacted segment revenue growth by approximately 12 percentage points. Financial segment growth was negatively impacted in the first quarter of 2013 by approximately three percentage points due to the migration of an account processing client to its parent company’s account processing platform and lower license and termination fee revenue.

Total Expenses

Total expenses increased $83 million, or 10%, in the first quarter of 2013 compared to 2012. Total expenses as a percentage of total revenue increased 350 basis points from 78.2% in the first quarter of 2012 to 81.7% in the first quarter of 2013, negatively impacting our operating margin. The increase in total expenses as a percentage of revenue is primarily attributable to certain merger and integration expenses totaling $40 million resulting from the acquisition of Open Solutions which negatively impacted our operating margin by approximately 350 basis points.

Cost of processing and services as a percentage of processing and services revenue decreased slightly to 54.0% in the first quarter of 2013 as compared to 55.0% in the first quarter of 2012. The first quarter of 2013 was favorably impacted by increased operating leverage in our recurring revenue businesses.

Cost of product as a percentage of product revenue was 102.2% in the first quarter of 2013 compared to 79.9% in the first quarter of 2012. The increase in cost of product as a percentage of revenue was primarily due to a $30 million non-cash impairment charge related to our decision to replace our existing Acumen account processing platform with DNA, an Open Solutions account processing platform, in the first quarter of 2013. The impairment charge was recorded within the Corporate and Other segment as it is excluded from our measure of the Financial segment’s operating performance. In addition, cost of product as a percentage of revenue was negatively impacted by a decrease in high-margin software license and hardware revenue in the first quarter of 2013 as compared to 2012.

Selling, general and administrative expense as a percentage of total revenue was 19.9% in the first quarter of 2013 compared to 18.7% in the first quarter of 2012. The increase in selling, general and administrative expense as a percentage of total revenue was primarily due to higher acquired intangible amortization and transaction expenses attributed to our acquisition of Open Solutions.

Operating Income and Operating Margin

Total operating income of $211 million in the first quarter of 2013 decreased $28 million, or 12%, compared to the first quarter of 2012, and total operating margin decreased 350 basis points to 18.3% in the first quarter of 2013. These decreases are due to our Corporate and Other segment, in which our operating loss increased $46 million, negatively impacting our operating margin by approximately 400 basis points. The increase in the Corporate and Other segment’s operating loss was primarily attributable to certain merger and integration expenses totaling $40 million, including a $30 million non-cash impairment charge related to our decision to replace our existing Acumen account processing platform with DNA, an Open Solutions account processing platform, as well as increased amortization related to acquired intangible assets. Operating income in our Payments and Financial segments increased 5% and 7%, respectively, in the first quarter of 2013 as compared to 2012.

Operating income in our Payments segment increased $8 million, or 5%, in the first quarter of 2013 as compared to 2012, and operating margin increased 80 basis points to 26.8%. The increases in operating income and margin in 2013 were primarily due to revenue growth and scale efficiencies in our card services and digital channels businesses, partially offset by the negative impact of a discount on a bill payment contract renewal and a decrease in high-margin software license revenue in the first quarter of 2013 as compared to 2012.

Operating income in our Financial segment increased $10 million, or 7%, in the first quarter of 2013 compared to 2012, and operating margin decreased 90 basis points to 29.3%. Operating margin was negatively impacted by approximately 150 basis points due to the migration of an account processing client to its parent company’s account processing platform and a decrease in high-margin contract termination fee revenue. Operating margin was also negatively impacted by the Open Solutions acquisition, partially offset by operating efficiencies in a number of the businesses within this segment.

Interest Expense

Interest expense decreased $2 million, or 5%, to $41 million in the first quarter of 2013 compared to $43 million in the first quarter of 2012. The decrease was primarily due to lower average interest rates in 2013 compared to 2012, partially offset by additional debt assumed in connection with the acquisition of Open Solutions.

Income Tax Provision

Our effective income tax rate for continuing operations of 34.2% in the first quarter of 2013 was relatively consistent with the 34.0% in the first quarter of 2012.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.87 in the first quarter of 2013 and $0.94 in the first quarter of 2012. Amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.23 per share and $0.18 per share in the first quarter of 2013 and 2012, respectively. In addition, net income per share was reduced by merger and integration costs in the first quarter of 2013 by $0.19 per share.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $356 million at March 31, 2013 and available borrowings under our revolving credit facility.

	Three Months Ended
	March 31,		Increase (Decrease)
(In millions)	2013	2012	$	%
Income from continuing operations	$117	$132	$(15)
Depreciation and amortization	97	87	10
Share-based compensation	14	14	—
Deferred income taxes	(7)	(1)	(6)
Non-cash impairment charge	30	—	30
Net changes in working capital and other	(29)	2	(31)

Operating cash flow	$222	$234	$(12)	(5%)

Capital expenditures	$58	$58	$—	0%

Our net cash provided by operating activities, or operating cash flow, was $222 million in the first quarter of 2013, a decrease of 5% compared with $234 million in 2012. This decrease was primarily due to payments in the first quarter related to certain merger and integration costs and assumed liabilities on the opening balance sheet resulting from the acquisition of Open Solutions, partially offset by lower tax payments in the quarter as compared to the prior year period. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures in the first quarter of 2013 remained consistent with the same period in 2012 and were approximately 5% of our total revenue in each period.

On January 14, 2013, we acquired Open Solutions for a cash purchase price of $16 million, net of cash acquired. Also during the first quarter of 2013, we purchased $67 million of our common stock. As of March 31, 2013, we had approximately five million shares remaining under our current share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Long-Term Debt

	March 31,	December 31,
(In millions)	2013	2012
Revolving credit facility	$1,100	$280
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	697
Other borrowings	4	5

Long-term debt (including current maturities)	$4,049	$3,230

At March 31, 2013, our long-term debt consisted primarily of $2.95 billion of senior notes and $1.1 billion in borrowings under the revolving credit facility. Interest on our senior notes is paid semi-annually. During the first three months of 2013, we were in compliance with all financial debt covenants.

Revolving Credit Facility

We maintain a $2.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest at a variable rate based on LIBOR plus a specified margin or the bank’s base rate (1.3% at March 31, 2013). There are no significant commitment fees and no compensating balance requirements. The facility expires on August 1, 2017 and contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. As of March 31, 2013, borrowings outstanding under the facility approximated $1.1 billion, primarily related to the funding of assumed debt from the acquisition of Open Solutions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 and have not materially changed since December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in internal control over financial reporting

During the quarter ended March 31, 2013, we acquired Open Solutions. As part of our ongoing integration activities, we are continuing to incorporate our process-level and company-wide controls and procedures into this recently acquired business. Also during the quarter ended March 31, 2013, we continued to implement a billing module within our SAP enterprise resource planning (“ERP”) system, which we expect to further integrate our systems and improve the overall efficiency of our billing and collection processes. We expect the implementation of this module to continue in phases over the next few years, which we believe will reduce implementation risk. The design and documentation of our internal control processes and procedures related to billing will be appropriately modified to supplement existing internal controls over financial reporting. As with any new technology, this module, and the internal controls over financial reporting included in the related processes, will be tested for effectiveness prior to and concurrent with the implementation. We believe the implementation of the billing module within our ERP system will further strengthen the related internal controls due to enhanced automation and integration of processes. There were no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2013	—		—	5,557,000
February 1-28, 2013	200,000	$81.05	200,000	5,357,000
March 1-31, 2013	601,000	84.12	601,000	4,756,000

Total	801,000		801,000

(1)	On February 22, 2012, our board of directors authorized the purchase of up to ten million shares of our common stock. This authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: May 1, 2013	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of January 14, 2013, by and among Fiserv, Inc., Orlando Merger Sub, Inc., Harpoon Acquisition Corporation and Harpoon Holder Representative, LLC (1)

31.1	Certification of the Chief Executive Officer, dated May 1, 2013

31.2	Certification of the Chief Financial Officer, dated May 1, 2013

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated May 1, 2013

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 14, 2013 and incorporated herein by reference.