Form 10-Q
period 2013-06-30
FISERV INC
filed 2013-07-31
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

As of July 25, 2013, there were 130,090,406 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fiserv, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Processing and services	$1,015	$904	$1,981	$1,802
Product	183	183	369	382

Total revenue	1,198	1,087	2,350	2,184

Expenses:
Cost of processing and services	523	471	1,045	965
Cost of product	157	155	347	314
Selling, general and administrative	245	204	474	409

Total expenses	925	830	1,866	1,688

Operating income	273	257	484	496
Interest expense	(41)	(44)	(82)	(87)
Interest and investment income	—	6	—	6

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	232	219	402	415
Income tax provision	(81)	(60)	(139)	(127)
Income from investment in unconsolidated affiliate	1	3	6	6

Income from continuing operations	152	162	269	294
Loss from discontinued operations, net of income taxes	(1)	(1)	(1)	(1)

Net income	$151	$161	$268	$293

Net income (loss) per share—basic:
Continuing operations	$1.15	$1.19	$2.02	$2.13
Discontinued operations	(0.01)	(0.01)	(0.01)	—

Total	$1.14	$1.18	$2.02	$2.13

Net income (loss) per share—diluted:
Continuing operations	$1.13	$1.17	$2.00	$2.11
Discontinued operations	(0.01)	(0.01)	(0.01)	—

Total	$1.13	$1.17	$1.99	$2.10

Shares used in computing net income (loss) per share:
Basic	132.5	136.1	133.0	137.4
Diluted	134.3	137.8	134.7	139.1

See accompanying notes to consolidated financial statements.

Fiserv Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$151	$161	$268	$293
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income taxes of $1 million, $9 million, $1 million and $7 million	(2)	(14)	(2)	(10)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income taxes of $1 million, $5 million, $3 million and $9 million	2	7	5	14
Foreign currency translation	(5)	(4)	(10)	1

Total other comprehensive income (loss)	(5)	(11)	(7)	5

Comprehensive income	$146	$150	$261	$298

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$320	$358
Trade accounts receivable, net	691	661
Deferred income taxes	59	42
Prepaid expenses and other current assets	384	349
Assets of discontinued operations	—	33

Total current assets	1,454	1,443
Property and equipment, net	255	248
Intangible assets, net	2,209	1,744
Goodwill	5,231	4,705
Other long-term assets	285	357

Total assets	$9,434	$8,497

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$761	$721
Current maturities of long-term debt	2	2
Deferred revenue	410	379
Liabilities of discontinued operations	—	3

Total current liabilities	1,173	1,105
Long-term debt	3,951	3,228
Deferred income taxes	694	638
Other long-term liabilities	153	109

Total liabilities	5,971	5,080

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	821	804
Accumulated other comprehensive loss	(67)	(60)
Retained earnings	6,218	5,950
Treasury stock, at cost, 66.8 million and 64.5 million shares	(3,511)	(3,279)

Total shareholders’ equity	3,463	3,417

Total liabilities and shareholders’ equity	$9,434	$8,497

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$268	$293
Adjustment for discontinued operations	1	1
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	97	93
Amortization of acquisition-related intangible assets	103	80
Share-based compensation	26	25
Deferred income taxes	(26)	(2)
Non-cash impairment charge	30	—
Dividend from unconsolidated affiliate	6	—
Other non-cash items	(12)	(16)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	13	61
Prepaid expenses and other assets	(45)	(42)
Accounts payable and other liabilities	(40)	(88)
Deferred revenue	(24)	(25)

Net cash provided by operating activities from continuing operations	397	380

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(110)	(101)
Payment for acquisition of business, net of cash acquired	(16)	—
Dividend from unconsolidated affiliate	116	—
Net proceeds from sale of investments	—	6
Other investing activities	—	(2)

Net cash used in investing activities from continuing operations	(10)	(97)

Cash flows from financing activities:
Proceeds from long-term debt	1,210	156
Repayments of long-term debt	(1,444)	(138)
Issuance of treasury stock	24	52
Purchases of treasury stock	(254)	(396)
Other financing activities	7	7

Net cash used in financing activities from continuing operations	(457)	(319)

Net change in cash and cash equivalents from continuing operations	(70)	(36)
Net cash flows from discontinued operations	32	1
Beginning balance	358	337

Ending balance	$320	$302

Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(3)	$2
Net cash provided by (used in) investing activities	35	(1)

Net change in cash and cash equivalents from discontinued operations	32	1
Net cash flows to continuing operations	(32)	(1)
Beginning balance—discontinued operations	—	—

Ending balance—discontinued operations	$—	$—

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Principles of Consolidation

The consolidated financial statements for the three-month and six-month periods ended June 30, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.1 billion at June 30, 2013 and $3.5 billion at December 31, 2012 and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets (level 2 of the fair value hierarchy).

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

The cash purchase price and repayment of assumed debt were funded utilizing a combination of available cash and existing availability under the Company’s revolving credit facility. The amounts attributed to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustment. The preliminary purchase price allocation resulted in goodwill, included within the Financial Institution Services (“Financial”) segment, of approximately $531 million, of which $161 million is expected to be deductible for tax purposes. Such goodwill is primarily attributable to synergies with the products and services that Open Solutions provides and the anticipated value of selling the Company’s products and services to Open Solutions’ existing client base. The preliminary values allocated to intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted- Average Useful Life
Customer related intangible assets	$460	20 years
Acquired software and technology	105	7 years
Trade name	6	10 years

	$571

The results of operations for Open Solutions, including $76 million and $135 million of revenue, respectively, during the three and six months ended June 30, 2013, have been included within the Financial segment from the date of acquisition. As a result of the acquisition, the Company has incurred certain merger and integration costs, including a $30 million non-cash impairment charge related to the Company’s decision to replace its existing Acumen® account processing platform with DNATM, an Open Solutions account processing platform. The Acumen platform costs were recorded as capitalized software and included in the Financial segment assets. The related impairment charge was recorded in cost of product within the Corporate and Other segment in the first quarter of 2013 as this charge is excluded from the Company’s measure of the Financial segment’s operating performance.

The following unaudited supplemental pro forma information presents the Company’s results of operations as though the acquisition of Open Solutions had occurred on January 1, 2012. This information is presented for informational purposes and is not necessarily indicative of the Company’s operating results which would have occurred had the acquisition been consummated as of that date. The pro forma information presented below does not include anticipated synergies, the impact of purchase accounting adjustments or certain other expected benefits of the acquisition and should not be used as a predictive measure of our future results of operations.

	(Pro Forma Unaudited)
(In millions, except per share data)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Total revenue	$1,173	$2,355
Net income	$164	$302
Net income per share—basic	$1.20	$2.20
Net income per share—diluted	$1.19	$2.17

4. Discontinued Operations

On March 14, 2013, the Company sold its club solutions business (“Club Solutions”) for approximately $37 million in cash at closing. The assets, liabilities, results of operations and cash flows of Club Solutions, which were previously included within the Payments and Industry Products (“Payments”) segment, have been reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. During 2013, Club Solutions revenue was $10 million, and the Company recognized a $2 million loss, net of income taxes, on the sale of the business. Club Solutions revenue was $11 million and $23 million, during the three and six months ended June 30, 2012, respectively. The assets of discontinued operations at December 31, 2012 primarily consist of certain intangible assets, including software, customer related intangibles and goodwill.

5. Share-Based Compensation

The Company recognized $12 million and $26 million of share-based compensation expense during the three and six months ended June 30, 2013, respectively, and $11 million and $25 million of share-based compensation expense during the three and six months ended June 30, 2012, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2013, the Company granted 1.0 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $25.31 and $81.24, respectively. During the six months ended June 30, 2012, the Company granted 1.0 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $21.58 and $65.33, respectively. During the six months ended June 30, 2013 and 2012, stock options to purchase 0.4 million shares and 1.0 million shares, respectively, were exercised.

6. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Weighted-average shares outstanding used for the calculation of net income per share—basic	132.5	136.1	133.0	137.4
Common stock equivalents	1.8	1.7	1.7	1.7

Total shares used for the calculation of net income per share—diluted	134.3	137.8	134.7	139.1

For the three months ended June 30, 2013 and 2012, stock options for 0.9 million and 1.7 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the six months ended June 30, 2013 and 2012, stock options for 0.7 million and 1.5 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

7. Intangible Assets

Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2013
Customer related intangible assets	$2,155	$600	$1,555
Acquired software and technology	483	255	228
Trade names	120	33	87
Capitalized software development costs	653	393	260
Purchased software	308	229	79

Total	$3,719	$1,510	$2,209

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2012
Customer related intangible assets	$1,695	$534	$1,161
Acquired software and technology	378	222	156
Trade names	114	29	85
Capitalized software development costs	667	398	269
Purchased software	325	252	73

Total	$3,179	$1,435	$1,744

The Company estimates that annual amortization expense with respect to acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $210 million in 2013, approximately $200 million in 2014, approximately $190 million in 2015, approximately $150 million in 2016 and approximately $140 million in 2017. Annual amortization expense in 2013 with respect to capitalized and purchased software is estimated to approximate $110 million.

8. Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $78 million at December 31, 2012 and was reported within other long-term assets in the consolidated balance sheet. In the second quarter of 2013, the Company received a $122 million cash dividend from StoneRiver, distributed from excess proceeds from a recent recapitalization transaction. The dividend exceeded the Company’s investment carrying amount, resulting in the reduction of its investment balance to zero, with the excess cash dividend of $38 million recorded within other long-term liabilities in the consolidated balance sheet at June 30, 2013. Although the Company does not maintain a legal obligation to fund any of the liabilities or potential operating deficits of StoneRiver, it intends to provide future financial support, based upon its continuing assessment of various factors, should the need arise. A portion, or $6 million, of the dividend represents a return on the Company’s investment and was reported as cash flows from operating activities.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In millions)	2013	2012
Trade accounts payable	$58	$97
Settlement obligations	220	216
Client deposits	167	147
Accrued compensation and benefits	110	144
Other accrued expenses	206	117

Total	$761	$721

10. Long-Term Debt

The Company maintains a $2.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest at a variable rate, 1.3% at June 30, 2013, based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The facility expires on August 1, 2017 and contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. During the first six months of 2013, the Company was in compliance with all financial debt covenants. As of June 30, 2013, borrowings outstanding under the facility approximated $1.0 billion, primarily related to the funding of assumed debt from the acquisition of Open Solutions.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(57)	$(1)	$(2)	$(60)

Other comprehensive loss before reclassifications	(2)	(10)	—	(12)
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5

Net current-period other comprehensive (loss) income	3	(10)	—	(7)

Balance at June 30, 2013	$(54)	$(11)	$(2)	$(67)

Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2013, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

12. Cash Flow Information

Supplemental cash flow information was as follows:

	Six Months Ended June 30,
(In millions)	2013	2012
Interest paid, including on assumed debt	$91	$84
Income taxes paid from continuing operations	135	169
Liabilities assumed in acquisition of business	1,186	—
Treasury stock purchases settled after the balance sheet date	17	—

13. Business Segment Information

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

			Corporate
(In millions)	Payments	Financial	and Other	Total
Three Months Ended June 30, 2013
Processing and services revenue	$477	$541	$(3)	$1,015
Product revenue	149	43	(9)	183

Total revenue	$626	$584	$(12)	$1,198

Operating income	$179	$186	$(92)	$273

Three Months Ended June 30, 2012
Processing and services revenue	$438	$469	$(3)	$904
Product revenue	158	33	(8)	183

Total revenue	$596	$502	$(11)	$1,087

Operating income	$157	$163	$(63)	$257

Six Months Ended June 30, 2013
Processing and services revenue	$930	$1,057	$(6)	$1,981
Product revenue	313	76	(20)	369

Total revenue	$1,243	$1,133	$(26)	$2,350

Operating income	$345	$347	$(208)	$484

Six Months Ended June 30, 2012
Processing and services revenue	$873	$934	$(5)	$1,802
Product revenue	331	69	(18)	382

Total revenue	$1,204	$1,003	$(23)	$2,184

Operating income	$315	$314	$(133)	$496

Goodwill in the Payments segment was $3.4 billion as of June 30, 2013 and December 31, 2012. Goodwill in the Financial segment was $1.8 billion and $1.3 billion as of June 30, 2013 and December 31, 2012, respectively.

14. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally, guarantee the Company’s indebtedness under its revolving credit facility and senior notes. Under the indentures governing the senior notes, a guarantee of a Guarantor Subsidiary will terminate upon the following customary circumstances: the sale of such Guarantor Subsidiary if such sale complies with the indenture; if such Guarantor Subsidiary no longer guarantees certain other indebtedness of the Company, including as a result of the release of the Guarantor Subsidiaries if Standard & Poor’s and Moody’s Investors Service, Inc. increase the Company’s credit rating to A- and A3, respectively; or the defeasance or discharge of the indenture. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis. The following condensed consolidating financial information reflects the reporting of Club Solutions as a discontinued operation for all periods presented.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended June 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$724	$332	$(41)	$1,015
Product	—	170	29	(16)	183

Total revenue	—	894	361	(57)	1,198

Expenses:
Cost of processing and services	—	356	208	(41)	523
Cost of product	—	152	21	(16)	157
Selling, general and administrative	31	160	54	—	245

Total expenses	31	668	283	(57)	925

Operating income (loss)	(31)	226	78	—	273
Interest expense, net	(32)	(5)	(4)	—	(41)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(63)	221	74	—	232
Income tax (provision) benefit	26	(82)	(25)	—	(81)
Income from investment in unconsolidated affiliate	—	1	—	—	1
Equity in earnings of consolidated affiliates	189	—	—	(189)	—

Income from continuing operations	152	140	49	(189)	152
Loss from discontinued operations, net of income taxes	(1)	—	—	—	(1)

Net income	$151	$140	$49	$(189)	$151

Comprehensive income	$146	$140	$44	$(184)	$146

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended June 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$640	$309	$(45)	$904
Product	—	173	23	(13)	183

Total revenue	—	813	332	(58)	1,087

Expenses:
Cost of processing and services	—	338	178	(45)	471
Cost of product	—	153	15	(13)	155
Selling, general and administrative	26	123	55	—	204

Total expenses	26	614	248	(58)	830

Operating income (loss)	(26)	199	84	—	257
Interest (expense) income, net	(25)	(16)	3	—	(38)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(51)	183	87	—	219
Income tax (provision) benefit	38	(65)	(33)	—	(60)
Income from investment in unconsolidated affiliate	—	3	—	—	3
Equity in earnings of consolidated affiliates	175	—	—	(175)	—

Income from continuing operations	162	121	54	(175)	162
(Loss) income from discontinued operations, net of income taxes	(1)	1	—	(1)	(1)

Net income	$161	$122	$54	$(176)	$161

Comprehensive income	$150	$122	$50	$(172)	$150

Condensed Consolidating Statement of Income and Comprehensive Income

Six Months Ended June 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,437	$625	$(81)	$1,981
Product	—	352	51	(34)	369

Total revenue	—	1,789	676	(115)	2,350

Expenses:
Cost of processing and services	—	740	386	(81)	1,045
Cost of product	—	339	42	(34)	347
Selling, general and administrative	59	304	111	—	474

Total expenses	59	1,383	539	(115)	1,866

Operating income (loss)	(59)	406	137	—	484
Interest expense, net	(64)	(11)	(7)	—	(82)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(123)	395	130	—	402
Income tax (provision) benefit	52	(144)	(47)	—	(139)
Income from investment in unconsolidated affiliate	—	6	—	—	6
Equity in earnings of consolidated affiliates	340	—	—	(340)	—

Income from continuing operations	269	257	83	(340)	269
Loss from discontinued operations, net of income taxes	(1)	—	—	—	(1)

Net income	$268	$257	$83	$(340)	$268

Comprehensive income	$261	$257	$73	$(330)	$261

Condensed Consolidating Statement of Income and Comprehensive Income

Six Months Ended June 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,286	$593	$(77)	$1,802
Product	—	363	50	(31)	382

Total revenue	—	1,649	643	(108)	2,184

Expenses:
Cost of processing and services	—	685	357	(77)	965
Cost of product	—	312	33	(31)	314
Selling, general and administrative	49	246	114	—	409

Total expenses	49	1,243	504	(108)	1,688

Operating income (loss)	(49)	406	139	—	496
Interest expense, net	(52)	(29)	—	—	(81)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(101)	377	139	—	415
Income tax (provision) benefit	63	(138)	(52)	—	(127)
Income from investment in unconsolidated affiliate	—	6	—	—	6
Equity in earnings of consolidated affiliates	332	—	—	(332)	—

Income from continuing operations	294	245	87	(332)	294
(Loss) income from discontinued operations, net of income taxes	(1)	2	—	(2)	(1)

Net income	$293	$247	$87	$(334)	$293

Comprehensive income	$298	$247	$88	$(335)	$298

Condensed Consolidating Balance Sheet

June 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$32	$68	$220	$—	$320
Trade accounts receivable, net	—	452	239	—	691
Prepaid expenses and other current assets	60	248	135	—	443

Total current assets	92	768	594	—	1,454
Investments in consolidated affiliates	9,839	—	—	(9,839)	—
Intangible assets, net	22	1,960	227	—	2,209
Goodwill	—	4,171	1,060	—	5,231
Other long-term assets	50	387	103	—	540

Total assets	$10,003	$7,286	$1,984	$(9,839)	$9,434

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$109	$456	$196	$—	$761
Current maturities of long-term debt	—	2	—	—	2
Deferred revenue	—	254	156	—	410

Total current liabilities	109	712	352	—	1,173
Long-term debt	3,948	3	—	—	3,951
Due to (from) consolidated affiliates	1,725	(1,408)	(317)	—	—
Other long-term liabilities	758	60	29	—	847

Total liabilities	6,540	(633)	64	—	5,971

Total shareholders’ equity	3,463	7,919	1,920	(9,839)	3,463

Total liabilities and shareholders’ equity	$10,003	$7,286	$1,984	$(9,839)	$9,434

Condensed Consolidating Balance Sheet

December 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$85	$66	$207	$—	$358
Trade accounts receivable, net	—	403	258	—	661
Prepaid expenses and other current assets	45	186	160	—	391
Assets of discontinued operations	—	33	—	—	33

Total current assets	130	688	625	—	1,443
Investments in consolidated affiliates	8,498	—	—	(8,498)	—
Intangible assets, net	22	1,479	243	—	1,744
Goodwill	—	3,695	1,010	—	4,705
Other long-term assets	55	445	105	—	605

Total assets	$8,705	$6,307	$1,983	$(8,498)	$8,497

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$73	$417	$231	$—	$721
Current maturities of long-term debt	—	2	—	—	2
Deferred revenue	—	213	166	—	379
Liabilities of discontinued operations	—	3	—	—	3

Total current liabilities	73	635	397	—	1,105
Long-term debt	3,223	4	1	—	3,228
Due to (from) consolidated affiliates	1,295	(988)	(307)	—	—
Other long-term liabilities	697	22	28	—	747

Total liabilities	5,288	(327)	119	—	5,080

Total shareholders’ equity	3,417	6,634	1,864	(8,498)	3,417

Total liabilities and shareholders’ equity	$8,705	$6,307	$1,983	$(8,498)	$8,497

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(42)	$324	$115	$—	$397

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(79)	(29)	—	(110)
Payment for acquisition of business, net of cash acquired	(55)	39	—	—	(16)
Other investing activities	508	120	(5)	(507)	116

Net cash (used in) provided by investing activities from continuing operations	451	80	(34)	(507)	(10)

Cash flows from financing activities:
Proceeds from long-term debt	1,210	—	—	—	1,210
Repayments of long-term debt	(1,444)	—	—	—	(1,444)
Issuance of treasury stock	24	—	—	—	24
Purchases of treasury stock	(254)	—	—	—	(254)
Other financing activities	6	(438)	(68)	507	7

Net cash used in financing activities from continuing operations	(458)	(438)	(68)	507	(457)

Net change in cash and cash equivalents from continuing operations	(49)	(34)	13	—	(70)
Net cash flows from (to) discontinued operations	(4)	36	—	—	32
Beginning balance	85	66	207	—	358

Ending balance	$32	$68	$220	$—	$320

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(70)	$330	$120	$—	$380

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(72)	(26)	—	(101)
Other investing activities	335	(2)	6	(335)	4

Net cash (used in) provided by investing activities from continuing operations	332	(74)	(20)	(335)	(97)

Cash flows from financing activities:
Proceeds from long-term debt	156	—	—	—	156
Repayments of long-term debt	(136)	(2)	—	—	(138)
Issuance of treasury stock	52	—	—	—	52
Purchases of treasury stock	(396)	—	—	—	(396)
Other financing activities	6	(257)	(77)	335	7

Net cash used in financing activities from continuing operations	(318)	(259)	(77)	335	(319)

Net change in cash and cash equivalents from continuing operations	(56)	(3)	23	—	(36)
Net cash flows from (to) discontinued operations	(3)	4	—	—	1
Beginning balance	73	71	193	—	337

Ending balance	$14	$72	$216	$—	$302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2013 to the comparable periods in 2012.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2013.

Overview

Company Background

We are a leading global provider of financial services technology. We provide account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. We serve approximately 16,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants and government agencies. The majority of our revenue is generated from recurring account- and transaction-based fees under contracts that generally have terms of three to five years. We also have had high contract renewal rates with our clients. The majority of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature.

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

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. In particular, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. Financial institutions have generally remained cautious in their information technology spending as a result. These conditions have, however, created interest in solutions that help financial institutions win and retain customers, generate incremental revenue and enhance operating efficiency. Examples of these solutions include our digital channels and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment over the past several years, our revenue increased 3% in 2012 compared to 2011 and 8% in the first six months of 2013 compared to the same period in 2012; our net income per share from continuing operations increased to $4.30 for the full year of 2012; and our net cash provided by operating activities was $826 million for the full year of 2012. We believe these financial results demonstrate the resilience of our recurring, fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

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

	Three Months Ended June 30,
(In millions)			Percentage of Revenue (1)		Increase (Decrease)
	2013	2012	2013	2012	$	%
Revenue:
Processing and services	$1,015	$904	84.7%	83.2%	$111	12%
Product	183	183	15.3%	16.8%	—	—

Total revenue	1,198	1,087	100.0%	100.0%	111	10%

Expenses:
Cost of processing and services	523	471	51.5%	52.1%	52	11%
Cost of product	157	155	85.8%	84.7%	2	1%

Sub-total	680	626	56.8%	57.6%	54	9%
Selling, general and administrative	245	204	20.5%	18.8%	41	20%

Total expenses	925	830	77.2%	76.4%	95	11%

Operating income	273	257	22.8%	23.6%	16	6%
Interest expense	(41)	(44)	(3.4%)	(4.0%)	(3)	(7%)
Interest and investment income	—	6	—	0.6%	(6)	(100%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$232	$219	19.4%	20.1%	$13	6%

	Six Months Ended June 30,
(In millions)			Percentage of Revenue (1)		Increase (Decrease)
	2013	2012	2013	2012	$	%
Revenue:
Processing and services	$1,981	$1,802	84.3%	82.5%	$179	10%
Product	369	382	15.7%	17.5%	(13)	(3%)

Total revenue	2,350	2,184	100.0%	100.0%	166	8%

Expenses:
Cost of processing and services	1,045	965	52.8%	53.6%	80	8%
Cost of product	347	314	94.0%	82.2%	33	11%

Sub-total	1,392	1,279	59.2%	58.6%	113	9%
Selling, general and administrative	474	409	20.2%	18.7%	65	16%

Total expenses	1,866	1,688	79.4%	77.3%	178	11%

Operating income	484	496	20.6%	22.7%	(12)	(2%)
Interest expense	(82)	(87)	(3.5%)	(4.0%)	(5)	(6%)
Interest and investment income	—	6	—	0.3%	(6)	(100%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$402	$415	17.1%	19.0%	$(13)	(3%)

(1)

Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2013	$626	$584	$(12)	$1,198
2012	596	502	(11)	1,087
Revenue growth	$30	$82	$(1)	$111
Revenue growth percentage	5%	16%		10%
Operating income:
2013	$179	$186	$(92)	$273
2012	157	163	(63)	257
Operating income growth	$22	$23	$(29)	$16
Operating income growth percentage	14%	14%		6%
Operating margin:
2013	28.7%	31.9%		22.8%
2012	26.4%	32.5%		23.6%
Operating margin growth (1)	2.3%	(0.6%)		(0.8%)

	Six Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2013	$1,243	$1,133	$(26)	$2,350
2012	1,204	1,003	(23)	2,184
Revenue growth	$39	$130	$(3)	$166
Revenue growth percentage	3%	13%		8%
Operating income:
2013	$345	$347	$(208)	$484
2012	315	314	(133)	496
Operating income growth	$30	$33	$(75)	$(12)
Operating income growth percentage	10%	11%		(2%)
Operating margin:
2013	27.8%	30.6%		20.6%
2012	26.2%	31.3%		22.7%
Operating margin growth (1)	1.6%	(0.7%)		(2.1%)

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $111 million, or 10%, in the second quarter of 2013 compared to 2012 and increased $166 million, or 8%, in the first six months of 2013 compared to 2012. Revenue growth was driven by both our Payments and Financial segments in 2013. Acquired revenue contributed $76 million of total revenue to the Financial segment in the second quarter of 2013 and $135 million in the first six months of 2013.

Revenue in our Payments segment during the second quarter and first six months of 2013 increased $30 million, or 5%, and $39 million, or 3%, respectively, compared to 2012. Payments segment revenue growth was primarily driven by our recurring revenue businesses as processing and services revenue increased $39 million, or 9%, and $57 million, or 7%, in the second quarter and first six months of 2013, respectively, over the prior year periods. This growth was primarily due to new clients and increased transaction volumes from existing clients in our card services business, biller solutions business, and digital channels business, which includes our online and mobile banking solutions, as well as growth in the second quarter associated with our bill payment business. Payments segment revenue growth was partially offset by approximately two percentage points and one percentage point in the second quarter and the first six months of 2013, respectively, due to lower postage pass-through revenue and a discount on a renewal of a bill payment contract.

Revenue in our Financial segment during the second quarter and first six months of 2013 increased $82 million, or 16%, and $130 million, or 13%, compared to 2012, driven by the acquisition of Open Solutions. Excluding the Open Solutions acquisition, revenue growth in the first six months of 2013 was flat compared to the prior year primarily due to the migration of an account processing client to its parent company’s account processing platform, which negatively impacted revenue growth by approximately two percentage points.

Total Expenses

Total expenses increased $95 million and $178 million, respectively, or 11%, in each of the second quarter and first six months of 2013 compared to 2012. Total expenses as a percentage of total revenue increased 80 basis points from 76.4% in the second quarter of 2012 to 77.2% in the second quarter of 2013 and increased 210 basis points from 77.3% in the first six months of 2012 to 79.4% in the first six months of 2013 due to merger and integration expenses totaling $16 million and $56 million in the second quarter and first six months of 2013, respectively, resulting from the acquisition of Open Solutions, which negatively impacted our operating margin by approximately 130 basis points and 240 basis points in the respective periods.

Cost of processing and services as a percentage of processing and services revenue decreased slightly to 51.5% in the second quarter of 2013 as compared to 52.1% in the second quarter of 2012 and to 52.8% in the first six months of 2013 as compared to 53.6% in the first six months of 2012. Cost of processing and services as a percentage of revenue was favorably impacted by increased operating leverage in our recurring revenue businesses.

Cost of product as a percentage of product revenue in the second quarter of 2013 increased slightly to 85.8% from 84.7% in the second quarter of 2012. Cost of product as a percentage of product revenue for the first six months of 2012 was 94.0% as compared to 82.2% in the first six months of 2012. The increase in cost of product as a percentage of product revenue in 2013 was primarily due to a $30 million non-cash impairment charge in the first quarter related to the replacement of our Acumen account processing platform with DNA, an Open Solutions account processing platform.

Selling, general and administrative expense as a percentage of total revenue was 20.5% in the second quarter of 2013 compared to 18.8% in the second quarter of 2012 and was 20.2% in the first six months of 2013 compared to 18.7% in the first six months of 2012. The increase in selling, general and administrative expense as a percentage of total revenue was primarily due to higher acquired intangible amortization and transaction expenses attributed to our acquisition of Open Solutions.

Operating Income and Operating Margin

Total operating income increased $16 million, or 6%, in the second quarter of 2013 compared to 2012 and decreased $12 million, or 2%, in the first six months of 2013 compared to 2012. Our total operating margin decreased 80 basis points to 22.8% in the second quarter of 2013 compared to the second quarter of 2012 and decreased 210 basis points to 20.6% in the first six months of 2013 compared to the same period in 2012. The decreases in operating margin are primarily due to our Corporate and Other segment, in which our operating loss increased $29 million in the second quarter of 2013 and $75 million in the first six months of 2013 compared to the same periods in 2012, negatively impacting our operating margin by approximately 240 basis points and 320 basis points, respectively. The increases in the Corporate and Other segment’s operating losses were primarily attributable to merger and integration expenses totaling $16 million and $56 million in the second quarter and first six months of 2013, respectively, resulting from the acquisition of Open Solutions, including a $30 million non-cash impairment charge in the first quarter related to the replacement of our Acumen account processing platform with DNA. In addition, amortization expense, related to Open Solutions acquired intangible assets, increased $15 million and $23 million in the second quarter and first six months of 2013, respectively.

Operating income increased 14% in each of our Payments and Financial segments in the second quarter of 2013 as compared to the second quarter of 2012 and increased 10% and 11%, respectively, in the first six months of 2013 as compared to 2012.

Operating income in our Payments segment increased $22 million, or 14%, in the second quarter of 2013 as compared to 2012, and operating margin increased 230 basis points to 28.7% in the second quarter of 2013 compared to 2012. In the first six months of 2013 compared to 2012, operating income in the Payments segment increased $30 million, or 10%, and operating margin increased 160 basis points to 27.8%. The increases in operating income and margin in 2013 were primarily due to revenue growth and scale efficiencies in our card services and digital channels businesses, partially offset by the negative impact of a discount on a renewal of a bill payment contract.

Operating income in our Financial segment increased $23 million, or 14%, and $33 million, or 11%, in the second quarter and first six months of 2013, respectively, compared to 2012. Operating margin decreased 60 basis points to 31.9% in the second quarter of 2013 compared to 2012 and 70 basis points to 30.6% in the first six months of 2013 compared to 2012. The decreases in operating margin were primarily due to the migration of an account processing client to its parent company’s account processing platform and the impact of the Open Solutions acquisition.

Interest Expense

Interest expense decreased $3 million, or 7%, to $41 million in the second quarter of 2013 compared to 2012 and decreased $5 million, or 6%, to $82 million in the first six months of 2013 compared to 2012. The decrease was primarily due to lower average interest rates in 2013 compared to 2012, partially offset by additional debt assumed in connection with the acquisition of Open Solutions.

Interest and Investment Income

Interest and investment income decreased $6 million in the second quarter and first six months of 2013 as compared to 2012 due to a gain recognized on a sale of an investment in the prior year period.

Income Tax Provision

Our effective income tax rates for continuing operations were 35.0% and 34.6% in the second quarter and first six months of 2013, respectively, and were 27.5% and 30.6% in the second quarter and first six months of 2012, respectively. The lower effective tax rates in 2012 were primarily due to increased deductions resulting from federal tax planning initiatives including the associated discrete tax benefits.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $1.13 and $1.17 in the second quarter of 2013 and 2012, respectively, and was $2.00 and $2.11 in the first six months of 2013 and 2012, respectively. Amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.27 per share and $0.19 per share in the second quarters of 2013 and 2012, respectively, and $0.50 per share and $0.37 per share for the first six months of 2013 and 2012, respectively. In addition, net income per share was negatively impacted by merger and integration costs in the second quarter and first six months of 2013 by $0.08 per share and $0.27 per share, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $320 million at June 30, 2013 and available borrowings under our revolving credit facility.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2013	2012	$	%
Income from continuing operations	$269	$294	$(25)
Depreciation and amortization	200	173	27
Share-based compensation	26	25	1
Deferred income taxes	(26)	(2)	(24)
Non-cash impairment charge	30	—	30
Dividend from unconsolidated affiliate	6	—	6
Net changes in working capital and other	(108)	(110)	2

Operating cash flow	$397	$380	$17	4%

Capital expenditures	$110	$101	$9	9%

Our net cash provided by operating activities, or operating cash flow, was $397 million in the first six months of 2013, an increase of 4% compared with $380 million in 2012. This increase was primarily due to lower tax payments in the first six months of 2013 as compared to the prior year, offset by payments for merger and integration costs and assumed liabilities on the opening balance sheet resulting from the acquisition of Open Solutions. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures in the first six months of 2013 increased by $9 million, or 9%, compared to the same period in 2012, and were approximately 5% of our total revenue in each period.

On January 14, 2013, we acquired Open Solutions for a cash purchase price of $16 million, net of cash acquired. In the second quarter of 2013, we received a $122 million cash dividend from StoneRiver Group, L.P., a joint venture in which we own a 49% interest. A portion, or $6 million, of the dividend represents a return on our investment and was reported as cash flows from operating activities. Additionally, during the first six months of 2013, we purchased $254 million of our common stock. As of June 30, 2013, we had approximately 2.4 million shares remaining under our current share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Long-Term Debt

	June 30,	December 31,
(In millions)	2013	2012
Revolving credit facility	$1,004	$280
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	697
Other borrowings	4	5

Long-term debt (including current maturities)	$3,953	$3,230

At June 30, 2013, our long-term debt consisted primarily of $2.95 billion of senior notes and $1.0 billion in borrowings under the revolving credit facility. Interest on our senior notes is paid semi-annually. During the first six months of 2013, we were in compliance with all financial debt covenants.

Revolving Credit Facility

We maintain a $2.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest at a variable rate, 1.3% at June 30, 2013, based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The facility expires on August 1, 2017 and contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. As of June 30, 2013, borrowings outstanding under the facility approximated $1.0 billion, primarily related to the funding of assumed debt from the acquisition of Open Solutions.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in internal control over financial reporting

During the quarter ended June 30, 2013, we continued, as part of our ongoing integration activities related to our acquisition of Open Solutions, to incorporate our process-level and company-wide controls and procedures into this recently acquired business. We also continued to implement a billing module within our SAP enterprise resource planning (“ERP”) system, which we expect to further integrate our systems and improve the overall efficiency of our billing and collection processes. We expect the implementation of this module to continue in phases over the next few years, which we believe will reduce implementation risk. The design and documentation of our internal control processes and procedures related to billing will be appropriately modified to supplement existing internal controls over financial reporting. As with any new technology, this module, and the internal controls over financial reporting included in the related processes, will be tested for effectiveness prior to and concurrent with the implementation. We believe the implementation of the billing module within our ERP system will further strengthen the related internal controls due to enhanced automation and integration of processes. There were no other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2013	34,000	$84.89	34,000	4,722,000
May 1-31, 2013	950,000	89.03	950,000	3,772,000
June 1-30, 2013	1,347,000	86.84	1,347,000	2,425,000

Total	2,331,000		2,331,000

(1)	On February 22, 2012, our board of directors authorized the purchase of up to ten million shares of our common stock. This authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: July 31, 2013	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description
10.1	Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (1)

10.2	Key Executive Employment and Severance Agreement, dated June 4, 2013, between Fiserv, Inc. and Michael P. Gianoni (2)

10.3	Non-Employee Director Compensation Schedule

31.1	Certification of the Chief Executive Officer, dated July 31, 2013

31.2	Certification of the Chief Financial Officer, dated July 31, 2013

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated July 31, 2013

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.
(1)	Previously filed as Annex A to the Company’s definitive proxy statement on Schedule 14A filed on April 12, 2013 (File No. 0-14948) and incorporated herein by reference.
(2)	Form of agreement previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-14948) and incorporated herein by reference.