Form 10-Q
period 2013-09-30
FISERV INC
filed 2013-10-30
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of October 24, 2013, there were 128,969,152 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fiserv, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Processing and services	$1,016	$922	$2,997	$2,724
Product	185	185	554	567

Total revenue	1,201	1,107	3,551	3,291

Expenses:
Cost of processing and services	520	486	1,565	1,451
Cost of product	164	150	511	464
Selling, general and administrative	237	206	711	615

Total expenses	921	842	2,787	2,530

Operating income	280	265	764	761
Interest expense	(41)	(48)	(123)	(135)
Interest and investment income	—	—	—	6

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	239	217	641	632
Income tax provision	(79)	(80)	(218)	(207)
Income from investment in unconsolidated affiliate	1	3	7	9

Income from continuing operations	161	140	430	434
Loss from discontinued operations, net of income taxes	(2)	(1)	(3)	(2)

Net income	$159	$139	$427	$432

Net income (loss) per share—basic:
Continuing operations	$1.24	$1.04	$3.26	$3.18
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Total	$1.22	$1.03	$3.24	$3.16

Net income (loss) per share—diluted:
Continuing operations	$1.22	$1.03	$3.22	$3.14
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Total	$1.21	$1.02	$3.19	$3.12

Shares used in computing net income (loss) per share:
Basic	129.9	134.9	132.0	136.6
Diluted	131.9	136.6	133.8	138.3

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$159	$139	$427	$432
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income taxes of $1 million, $1 million and $8 million	—	(2)	(2)	(12)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income taxes of $1 million, $7 million, $4 million and $16 million	2	10	7	24
Foreign currency translation	2	4	(8)	5

Total other comprehensive income (loss)	4	12	(3)	17

Comprehensive income	$163	$151	$424	$449

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$321	$358
Trade accounts receivable, net	710	661
Deferred income taxes	54	42
Prepaid expenses and other current assets	442	349
Assets of discontinued operations	—	33

Total current assets	1,527	1,443
Property and equipment, net	259	248
Intangible assets, net	2,180	1,744
Goodwill	5,217	4,705
Other long-term assets	273	357

Total assets	$9,456	$8,497

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$826	$721
Current maturities of long-term debt	2	2
Deferred revenue	400	379
Liabilities of discontinued operations	—	3

Total current liabilities	1,228	1,105
Long-term debt	3,929	3,228
Deferred income taxes	683	638
Other long-term liabilities	156	109

Total liabilities	5,996	5,080

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 450.0 million shares authorized; 197.9 million shares issued	2	2
Additional paid-in capital	832	804
Accumulated other comprehensive loss	(63)	(60)
Retained earnings	6,377	5,950
Treasury stock, at cost, 68.6 million and 64.5 million shares	(3,688)	(3,279)

Total shareholders’ equity	3,460	3,417

Total liabilities and shareholders’ equity	$9,456	$8,497

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$427	$432
Adjustment for discontinued operations	3	2
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	145	142
Amortization of acquisition-related intangible assets	156	120
Share-based compensation	37	35
Deferred income taxes	(11)	(11)
Non-cash impairment charge	30	—
Dividend from unconsolidated affiliate	6	—
Settlement of interest rate hedge contracts	—	(88)
Other non-cash items	(16)	(20)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(7)	24
Prepaid expenses and other assets	(51)	(47)
Accounts payable and other liabilities	(12)	(16)
Deferred revenue	(26)	(31)

Net cash provided by operating activities from continuing operations	681	542

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(171)	(145)
Payments for acquisitions of businesses, net of cash acquired	(30)	—
Dividend from unconsolidated affiliate	116	—
Net proceeds from sale of investments	2	27
Other investing activities	(1)	(3)

Net cash used in investing activities from continuing operations	(84)	(121)

Cash flows from financing activities:
Proceeds from long-term debt	1,319	994
Repayments of long-term debt	(1,574)	(946)
Issuance of treasury stock	37	80
Purchases of treasury stock	(455)	(580)
Other financing activities	12	1

Net cash used in financing activities from continuing operations	(661)	(451)

Net change in cash and cash equivalents from continuing operations	(64)	(30)
Net cash flows from discontinued operations	27	—
Beginning balance	358	337

Ending balance	$321	$307

Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(8)	$2
Net cash provided by (used in) investing activities	35	(2)

Net change in cash and cash equivalents from discontinued operations	27	—
Net cash flows to continuing operations	(27)	—
Beginning balance—discontinued operations	—	—

Ending balance—discontinued operations	$—	$—

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Principles of Consolidation

The consolidated financial statements for the three-month and nine-month periods ended September 30, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.0 billion at September 30, 2013 and $3.5 billion at December 31, 2012 and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets (level 2 of the fair value hierarchy).

3. Acquisition

On January 14, 2013, the Company acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions, for a cash purchase price of $55 million. The Company also assumed approximately $960 million of debt in connection with the acquisition. This acquisition advances the Company’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which the Company can provide its broad array of add-on products and services.

The preliminary allocation of purchase price recorded for Open Solutions is as follows:

(In millions)
Cash and cash equivalents	$39
Trade accounts receivable	41
Prepaid expenses and other current assets	41
Intangible assets	571
Goodwill	510
Other long-term assets	18
Accounts payable and other current liabilities	(140)
Long-term debt, less current maturities	(952)
Other long-term liabilities	(73)

Total cash purchase price	$55

The cash purchase price and repayment of assumed debt were funded utilizing a combination of available cash and existing availability under the Company’s revolving credit facility. The amounts attributed to goodwill and identified tax assets are based on preliminary valuations and are subject to final adjustment. The preliminary purchase price allocation resulted in goodwill, included within the Financial Institution Services (“Financial”) segment, of approximately $510 million, of which $161 million is expected to be deductible for tax purposes. Such goodwill is primarily attributable to synergies with the products and services that Open Solutions provides and the anticipated value created by selling the Company’s products and services to Open Solutions’ existing client base. The values allocated to intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted- Average Useful Life
Customer related intangible assets	$460	20 years
Acquired software and technology	105	7 years
Trade name	6	10 years

	$571

The results of operations for Open Solutions, including $69 million and $204 million of revenue, respectively, during the three and nine months ended September 30, 2013, have been included within the Financial segment from the date of acquisition. As a result of the acquisition, the Company has incurred merger and integration costs, including a $30 million non-cash impairment charge related to the Company’s decision to replace its Acumen® account processing platform with DNATM, an Open Solutions account processing platform. The Acumen platform costs were recorded as capitalized software and included in the Financial segment assets. The related impairment charge was recorded in cost of product within the Corporate and Other segment in the first quarter of 2013 as this charge is excluded from the Company’s measure of the Financial segment’s operating performance.

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

	(Pro Forma Unaudited)
(In millions, except per share data)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Total revenue	$1,187	$3,542
Net income	$141	$443
Net income per share—basic	$1.04	$3.24
Net income per share—diluted	$1.03	$3.20

4. Discontinued Operations

On March 14, 2013, the Company sold its club solutions business (“Club Solutions”) for approximately $37 million in cash at closing. The assets, liabilities, results of operations and cash flows of Club Solutions, which were previously included within the Payments and Industry Products (“Payments”) segment, have been reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. During 2013, Club Solutions revenue was $10 million, and the Company recognized a $4 million loss, net of income taxes, on the sale of the business. Club Solutions revenue was $12 million and $35 million during the three and nine months ended September 30, 2012, respectively. The assets of discontinued operations at December 31, 2012 primarily consist of intangible assets, including software, customer related intangibles and goodwill.

5. Share-Based Compensation

The Company recognized $11 million and $37 million of share-based compensation expense during the three and nine months ended September 30, 2013, respectively, and $10 million and $35 million of share-based compensation expense during the three and nine months ended September 30, 2012, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the nine months ended September 30, 2013, the Company granted 1.0 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $25.33 and $81.97, respectively. During the nine months ended September 30, 2012, the Company granted 1.0 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $21.59 and $65.42, respectively. During the nine months ended September 30, 2013 and 2012, stock options to purchase 0.5 million shares and 1.7 million shares, respectively, were exercised.

6. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Weighted-average shares outstanding used for the calculation of net income per share—basic	129.9	134.9	132.0	136.6
Common stock equivalents	2.0	1.7	1.8	1.7

Total shares used for the calculation of net income per share—diluted	131.9	136.6	133.8	138.3

For each of the three-month periods ended September 30, 2013 and 2012, stock options for 0.9 million shares were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the nine months ended September 30, 2013 and 2012, stock options for 0.8 million and 1.5 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

7. Intangible Assets

Intangible assets consisted of the following:

	Gross
(In millions)	Carrying	Accumulated	Net Book
September 30, 2013	Amount	Amortization	Value
Customer related intangible assets	$2,155	$634	$1,521
Acquired software and technology	493	271	222
Trade names	120	36	84
Capitalized software development costs	642	370	272
Purchased software	294	213	81

Total	$3,704	$1,524	$2,180

	Gross
(In millions)	Carrying	Accumulated	Net Book
December 31, 2012	Amount	Amortization	Value
Customer related intangible assets	$1,695	$534	$1,161
Acquired software and technology	378	222	156
Trade names	114	29	85
Capitalized software development costs	667	398	269
Purchased software	325	252	73

Total	$3,179	$1,435	$1,744

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

8. Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $78 million at December 31, 2012 and was reported within other long-term assets in the consolidated balance sheet. In the second quarter of 2013, the Company received a $122 million cash dividend from StoneRiver, distributed from excess proceeds from a recapitalization transaction. The dividend exceeded the Company’s investment carrying amount, resulting in the reduction of its investment balance to zero, with the excess cash dividend recorded within other long-term liabilities in the consolidated balance sheet. At September 30, 2013, the Company’s carrying amount was $35 million and was reported within other long-term liabilities in the consolidated balance sheet. Although the Company does not maintain a legal obligation to fund any of the liabilities or potential operating deficits of StoneRiver, it intends to provide future financial support, based upon its continuing assessment of various factors, should the need arise. A portion of the dividend, $6 million, represents a return on the Company’s investment and was reported as cash flows from operating activities.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In millions)	2013	2012
Trade accounts payable	$61	$97
Settlement obligations	239	216
Client deposits	177	147
Accrued compensation and benefits	132	144
Other accrued expenses	217	117

Total	$826	$721

10. Long-Term Debt

The Company maintains a $2.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest at a variable rate, 1.3% at September 30, 2013, based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The facility expires on August 1, 2017 and contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. During the first nine months of 2013, the Company was in compliance with all financial debt covenants. As of September 30, 2013, borrowings outstanding under the facility approximated $1.0 billion, primarily related to the funding of assumed debt from the acquisition of Open Solutions. The revolving credit facility was amended on October 25, 2013. See Note 14.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(57)	$(1)	$(2)	$(60)

Other comprehensive loss before reclassifications	(2)	(8)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	7	—	—	7

Net current-period other comprehensive (loss) income	5	(8)	—	(3)

Balance at September 30, 2013	$(52)	$(9)	$(2)	$(63)

Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2013, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

12. Cash Flow Information

Supplemental cash flow information was as follows:

	Nine Months Ended September 30,
(In millions)	2013	2012
Interest paid, including on assumed debt	$97	$105
Income taxes paid from continuing operations	238	246
Liabilities assumed in acquisitions of businesses	1,169	—
Treasury stock purchases settled after the balance sheet date	8	6

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended September 30, 2013
Processing and services revenue	$480	$538	$(2)	$1,016
Product revenue	151	42	(8)	185

Total revenue	$631	$580	$(10)	$1,201

Operating income	$173	$194	$(87)	$280

Three Months Ended September 30, 2012
Processing and services revenue	$453	$473	$(4)	$922
Product revenue	153	40	(8)	185

Total revenue	$606	$513	$(12)	$1,107

Operating income	$166	$165	$(66)	$265

Nine Months Ended September 30, 2013
Processing and services revenue	$1,410	$1,595	$(8)	$2,997
Product revenue	464	118	(28)	554

Total revenue	$1,874	$1,713	$(36)	$3,551

Operating income	$518	$541	$(295)	$764

Nine Months Ended September 30, 2012
Processing and services revenue	$1,326	$1,407	$(9)	$2,724
Product revenue	484	109	(26)	567

Total revenue	$1,810	$1,516	$(35)	$3,291

Operating income	$481	$479	$(199)	$761

Goodwill in the Payments segment was $3.4 billion as of September 30, 2013 and December 31, 2012. Goodwill in the Financial segment was $1.8 billion and $1.3 billion as of September 30, 2013 and December 31, 2012, respectively.

14. Subsequent Event

On October 25, 2013, the Company obtained a $900 million term loan under a new loan agreement with a syndicate of banks. This term loan bears interest at a variable rate, including based on LIBOR or the administrative agent’s prime rate, in either case, plus a specified margin based on the Company’s long-term debt rating in effect from time to time, and matures in October 2018. Scheduled principal payments of $90 million are due on the last business day of December of each year, commencing on December 31, 2014. In connection with the term loan financing, the Company entered into an amendment to its existing $2.0 billion revolving credit agreement that conformed certain of its provisions to those in the new term loan agreement and extended its maturity to October 2018. The revolving credit facility was previously scheduled to expire on August 1, 2017. The new term loan facility and amended revolving credit facility contain various restrictions and covenants substantially similar to those contained in the revolving credit facility described in Note 10. The Company used the net proceeds from the term loan to repay outstanding borrowings under the revolving credit facility. After such repayment, $75 million remains outstanding under the revolving credit agreement.

15. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally, guarantee the Company’s indebtedness under its revolving credit facility, senior notes and term loan. Under the indentures governing the senior notes, a guarantee of a Guarantor Subsidiary will terminate upon the following customary circumstances: the sale of such Guarantor Subsidiary if such sale complies with the indenture; if such Guarantor Subsidiary no longer guarantees certain other indebtedness of the Company, including as a result of the release of the Guarantor Subsidiaries if Standard & Poor’s and Moody’s Investors Service, Inc. increase the Company’s credit rating to A- and A3, respectively; or the defeasance or discharge of the indenture. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis. The following condensed consolidating financial information reflects the reporting of Club Solutions as a discontinued operation for all periods presented.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended September 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$731	$326	$(41)	$1,016
Product	—	174	25	(14)	185

Total revenue	—	905	351	(55)	1,201

Expenses:
Cost of processing and services	—	373	188	(41)	520
Cost of product	—	155	23	(14)	164
Selling, general and administrative	25	152	60	—	237

Total expenses	25	680	271	(55)	921

Operating income (loss)	(25)	225	80	—	280
Interest expense, net	(33)	(8)	—	—	(41)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(58)	217	80	—	239
Income tax (provision) benefit	28	(78)	(29)	—	(79)
Income from investment in unconsolidated affiliate	—	1	—	—	1
Equity in earnings of consolidated affiliates	191	—	—	(191)	—

Income from continuing operations	161	140	51	(191)	161
Loss from discontinued operations, net of income taxes	(2)	—	—	—	(2)

Net income	$159	$140	$51	$(191)	$159

Comprehensive income	$163	$140	$53	$(193)	$163

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended September 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$644	$319	$(41)	$922
Product	—	165	33	(13)	185

Total revenue	—	809	352	(54)	1,107

Expenses:
Cost of processing and services	—	348	179	(41)	486
Cost of product	—	145	18	(13)	150
Selling, general and administrative	27	126	53	—	206

Total expenses	27	619	250	(54)	842

Operating income (loss)	(27)	190	102	—	265
Interest expense, net	(32)	(14)	(2)	—	(48)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(59)	176	100	—	217
Income tax (provision) benefit	23	(66)	(37)	—	(80)
Income from investment in unconsolidated affiliate	—	3	—	—	3
Equity in earnings of consolidated affiliates	176	—	—	(176)	—

Income from continuing operations	140	113	63	(176)	140
(Loss) income from discontinued operations, net of income taxes	(1)	2	—	(2)	(1)

Net income	$139	$115	$63	$(178)	$139

Comprehensive income	$151	$115	$67	$(182)	$151

Condensed Consolidating Statement of Income and Comprehensive Income

Nine Months Ended September 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$2,168	$951	$(122)	$2,997
Product	—	526	76	(48)	554

Total revenue	—	2,694	1,027	(170)	3,551

Expenses:
Cost of processing and services	—	1,113	574	(122)	1,565
Cost of product	—	494	65	(48)	511
Selling, general and administrative	84	456	171	—	711

Total expenses	84	2,063	810	(170)	2,787

Operating income (loss)	(84)	631	217	—	764
Interest expense, net	(97)	(19)	(7)	—	(123)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(181)	612	210	—	641
Income tax (provision) benefit	80	(222)	(76)	—	(218)
Income from investment in unconsolidated affiliate	—	7	—	—	7
Equity in earnings of consolidated affiliates	531	—	—	(531)	—

Income from continuing operations	430	397	134	(531)	430
Loss from discontinued operations, net of income taxes	(3)	—	—	—	(3)

Net income	$427	$397	$134	$(531)	$427

Comprehensive income	$424	$397	$126	$(523)	$424

Condensed Consolidating Statement of Income and Comprehensive Income

Nine Months Ended September 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,930	$912	$(118)	$2,724
Product	—	528	83	(44)	567

Total revenue	—	2,458	995	(162)	3,291

Expenses:
Cost of processing and services	—	1,033	536	(118)	1,451
Cost of product	—	457	51	(44)	464
Selling, general and administrative	76	372	167	—	615

Total expenses	76	1,862	754	(162)	2,530

Operating income (loss)	(76)	596	241	—	761
Interest expense, net	(84)	(43)	(2)	—	(129)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(160)	553	239	—	632
Income tax (provision) benefit	86	(204)	(89)	—	(207)
Income from investment in unconsolidated affiliate	—	9	—	—	9
Equity in earnings of consolidated affiliates	508	—	—	(508)	—

Income from continuing operations	434	358	150	(508)	434
(Loss) income from discontinued operations, net of income taxes	(2)	4	—	(4)	(2)

Net income	$432	$362	$150	$(512)	$432

Comprehensive income	$449	$362	$155	$(517)	$449

Condensed Consolidating Balance Sheet

September 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$18	$75	$228	$—	$321
Trade accounts receivable, net	—	451	259	—	710
Prepaid expenses and other current assets	96	236	164	—	496

Total current assets	114	762	651	—	1,527
Investments in consolidated affiliates	10,044	—	—	(10,044)	—
Intangible assets, net	22	1,927	231	—	2,180
Goodwill	—	4,149	1,068	—	5,217
Other long-term assets	31	393	108	—	532

Total assets	$10,211	$7,231	$2,058	$(10,044)	$9,456

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$109	$478	$239	$—	$826
Current maturities of long-term debt	—	2	—	—	2
Deferred revenue	—	253	147	—	400

Total current liabilities	109	733	386	—	1,228
Long-term debt	3,927	2	—	—	3,929
Due to (from) consolidated affiliates	1,972	(1,607)	(365)	—	—
Other long-term liabilities	743	57	39	—	839

Total liabilities	6,751	(815)	60	—	5,996

Total shareholders’ equity	3,460	8,046	1,998	(10,044)	3,460

Total liabilities and shareholders’ equity	$10,211	$7,231	$2,058	$(10,044)	$9,456

Condensed Consolidating Balance Sheet

December 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$85	$66	$207	$—	$358
Trade accounts receivable, net	—	403	258	—	661
Prepaid expenses and other current assets	45	186	160	—	391
Assets of discontinued operations	—	33	—	—	33

Total current assets	130	688	625	—	1,443
Investments in consolidated affiliates	8,498	—	—	(8,498)	—
Intangible assets, net	22	1,479	243	—	1,744
Goodwill	—	3,695	1,010	—	4,705
Other long-term assets	55	445	105	—	605

Total assets	$8,705	$6,307	$1,983	$(8,498)	$8,497

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$73	$417	$231	$—	$721
Current maturities of long-term debt	—	2	—	—	2
Deferred revenue	—	213	166	—	379
Liabilities of discontinued operations	—	3	—	—	3

Total current liabilities	73	635	397	—	1,105
Long-term debt	3,223	4	1	—	3,228
Due to (from) consolidated affiliates	1,295	(988)	(307)	—	—
Other long-term liabilities	697	22	28	—	747

Total liabilities	5,288	(327)	119	—	5,080

Total shareholders’ equity	3,417	6,634	1,864	(8,498)	3,417

Total liabilities and shareholders’ equity	$8,705	$6,307	$1,983	$(8,498)	$8,497

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(70)	$568	$183	$—	$681

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(122)	(47)	—	(171)
Payments for acquisitions of businesses, net of cash acquired	(55)	25	—	—	(30)
Dividend from unconsolidated affiliate	—	116	—	—	116
Net proceeds from sale of investments	—	—	2	—	2
Other investing activities	731	4	(4)	(732)	(1)

Net cash (used in) provided by investing activities from continuing operations	674	23	(49)	(732)	(84)

Cash flows from financing activities:
Proceeds from long-term debt	1,319	—	—	—	1,319
Repayments of long-term debt	(1,573)	(1)	—	—	(1,574)
Issuance of treasury stock	37	—	—	—	37
Purchases of treasury stock	(455)	—	—	—	(455)
Other financing activities	9	(616)	(113)	732	12

Net cash used in financing activities from continuing operations	(663)	(617)	(113)	732	(661)

Net change in cash and cash equivalents from continuing operations	(59)	(26)	21	—	(64)
Net cash flows from (to) discontinued operations	(8)	35	—	—	27
Beginning balance	85	66	207	—	358

Ending balance	$18	$75	$228	$—	$321

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(158)	$517	$183	$—	$542

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(106)	(36)	—	(145)
Net proceeds from sale of investments	—	3	24	—	27
Other investing activities	538	(1)	—	(540)	(3)

Net cash (used in) provided by investing activities from continuing operations	535	(104)	(12)	(540)	(121)

Cash flows from financing activities:
Proceeds from long-term debt	994	—	—	—	994
Repayments of long-term debt	(897)	(4)	(45)	—	(946)
Issuance of treasury stock	80	—	—	—	80
Purchases of treasury stock	(580)	—	—	—	(580)
Other financing activities	(1)	(431)	(107)	540	1

Net cash used in financing activities from continuing operations	(404)	(435)	(152)	540	(451)

Net change in cash and cash equivalents from continuing operations	(27)	(22)	19	—	(30)
Net cash flows from (to) discontinued operations	(5)	5	—	—	—
Beginning balance	73	71	193	—	337

Ending balance	$41	$54	$212	$—	$307

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities and the trends and business developments affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•	Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2013 to the comparable periods in 2012.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of September 30, 2013.

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

On January 14, 2013, we acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions, for a cash purchase price of $55 million. We also assumed approximately $960 million of debt. With this acquisition, we added 3,300 clients, as well as DNA™, a real-time, open architecture account processing platform. The Open Solutions acquisition advances Fiserv’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which we can provide a broad array of our add-on solutions.

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

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. In particular, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. Financial institutions have generally remained cautious in their information technology spending as a result. These conditions have, however, created interest in solutions that help financial institutions win and retain customers, generate incremental revenue and enhance operating efficiency. Examples of these solutions include our digital channels and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment over the past several years, our revenue increased 3% in 2012 compared to 2011 and 8% in the first nine months of 2013 compared to the same period in 2012; our net income per share from continuing operations increased 27% to $4.30 for the full year of 2012; and our net cash provided by operating activities was $826 million for the full year of 2012 and $681 million for the first nine months of 2013. We believe these financial results demonstrate the resilience of our recurring, fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

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

Business Developments

We continue to invest in the development of new and strategic products in categories such as payments, including Popmoney® for person-to-person payments; MobilitiTM for mobile banking and payments services; and others that we believe will increase value to our clients and enhance the capabilities of our existing solutions. In January 2013, we acquired Open Solutions, a provider of account processing technology for financial institutions, which added DNA, a real-time, open architecture account processing platform. We believe our wide range of market-leading solutions along with the investments we are making in new and differentiated products will favorably position us and our clients to capitalize on opportunities in the marketplace.

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

	Three Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2013	2012	2013	2012	$	%
Revenue:
Processing and services	$1,016	$922	84.6%	83.3%	$94	10%
Product	185	185	15.4%	16.7%	—	—

Total revenue	1,201	1,107	100.0%	100.0%	94	8%

Expenses:
Cost of processing and services	520	486	51.2%	52.7%	34	7%
Cost of product	164	150	88.6%	81.1%	14	9%

Sub-total	684	636	57.0%	57.5%	48	8%
Selling, general and administrative	237	206	19.7%	18.6%	31	15%

Total expenses	921	842	76.7%	76.1%	79	9%

Operating income	280	265	23.3%	24.0%	15	6%
Interest expense	(41)	(48)	(3.4%)	(4.3%)	(7)	(15%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$239	$217	19.9%	19.6%	$22	10%

	Nine Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2013	2012	2013	2012	$	%
Revenue:
Processing and services	$2,997	$2,724	84.4%	82.8%	$273	10%
Product	554	567	15.6%	17.2%	(13)	(2%)

Total revenue	3,551	3,291	100.0%	100.0%	260	8%

Expenses:
Cost of processing and services	1,565	1,451	52.2%	53.3%	114	8%
Cost of product	511	464	92.2%	81.8%	47	10%

Sub-total	2,076	1,915	58.5%	58.2%	161	8%
Selling, general and administrative	711	615	20.0%	18.7%	96	16%

Total expenses	2,787	2,530	78.5%	76.9%	257	10%

Operating income	764	761	21.5%	23.1%	3	—
Interest expense	(123)	(135)	(3.5%)	(4.1%)	(12)	(9%)
Interest and investment income	—	6	—	0.2%	(6)	(100%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$641	$632	18.1%	19.2%	$9	1%

(1)	Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended September 30,
			Corporate
(In millions)	Payments	Financial	and Other	Total
Total revenue:
2013	$631	$580	$(10)	$1,201
2012	606	513	(12)	1,107
Revenue growth	$25	$67	$2	$94
Revenue growth percentage	4%	13%		8%
Operating income:
2013	$173	$194	$(87)	$280
2012	166	165	(66)	265
Operating income growth	$7	$29	$(21)	$15
Operating income growth percentage	4%	18%		6%
Operating margin:
2013	27.4%	33.3%		23.3%
2012	27.4%	32.1%		24.0%
Operating margin growth (1)	—	1.2%		(0.7%)

	Nine Months Ended September 30,
			Corporate
(In millions)	Payments	Financial	and Other	Total
Total revenue:
2013	$1,874	$1,713	$(36)	$3,551
2012	1,810	1,516	(35)	3,291
Revenue growth	$64	$197	$(1)	$260
Revenue growth percentage	4%	13%		8%
Operating income:
2013	$518	$541	$(295)	$764
2012	481	479	(199)	761
Operating income growth	$37	$62	$(96)	$3
Operating income growth percentage	8%	13%		—
Operating margin:
2013	27.6%	31.6%		21.5%
2012	26.6%	31.6%		23.1%
Operating margin growth (1)	1.0%	—		(1.6%)

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $94 million and $260 million, respectively, or 8%, in each of the third quarter and first nine months of 2013 compared to 2012. Revenue growth was driven by both our Payments and Financial segments in 2013. Revenue from our Open Solutions acquisition contributed $69 million of total revenue to the Financial segment in the third quarter of 2013 and $204 million in the first nine months of 2013.

Revenue in our Payments segment increased $25 million and $64 million, respectively, or 4%, in each of the third quarter and first nine months of 2013 compared to 2012. Payments segment revenue growth was primarily driven by our recurring revenue businesses as processing and services revenue increased $27 million and $84 million, respectively, or 6%, in both the third quarter and first nine months of 2013 over the prior year periods. This growth was primarily due to new clients and increased transaction volumes from existing clients in our card services business, biller solutions business, bill payment business and digital channels business, which includes our online and mobile banking solutions. Payments segment revenue growth was partially offset in both the third quarter and the first nine months of 2013 due to a discount on a renewal of a bill payment contract and lower software license revenue. In addition, the third quarter of 2013 was negatively impacted by lower professional services fees related to a large online banking implementation in our international business.

Revenue in our Financial segment increased $67 million and $197 million, respectively, or 13%, in each of the third quarter and first nine months of 2013 compared to 2012, driven by the acquisition of Open Solutions. Excluding the Open Solutions acquisition, revenue growth in 2013 was flat compared to the prior year, primarily due to the migration of an account processing client to its parent company’s account processing platform.

Total Expenses

Total expenses during the third quarter and first nine months of 2013 increased $79 million, or 9%, and $257 million, or 10%, respectively, compared to 2012. Total expenses as a percentage of total revenue increased 60 basis points from 76.1% in the third quarter of 2012 to 76.7% in the third quarter of 2013 and increased 160 basis points from 76.9% in the first nine months of 2012 to 78.5% in the first nine months of 2013. Merger and integration expenses resulting from the acquisition of Open Solutions negatively impacted our operating margin by approximately 90 basis points and 160 basis points in the third quarter and first nine months of 2013, respectively.

Cost of processing and services as a percentage of processing and services revenue decreased to 51.2% in the third quarter of 2013 as compared to 52.7% in the third quarter of 2012 and to 52.2% in the first nine months of 2013 as compared to 53.3% in the first nine months of 2012. Cost of processing and services as a percentage of revenue was favorably impacted by increased operating leverage in our recurring revenue businesses.

Cost of product as a percentage of product revenue was 88.6% in the third quarter of 2013 compared to 81.1% in the third quarter of 2012 and was 92.2% in the first nine months of 2013 compared to 81.8% in the first nine months of 2012. The increase in cost of product as a percentage of product revenue in 2013 was primarily due to a $30 million non-cash impairment charge in the first quarter related to the replacement of our Acumen account processing platform with DNA, an Open Solutions account processing platform, along with other merger and integration costs associated with the acquisition.

Selling, general and administrative expense as a percentage of total revenue was 19.7% in the third quarter of 2013 compared to 18.6% in the third quarter of 2012 and was 20.0% in the first nine months of 2013 compared to 18.7% in the first nine months of 2012. The increase in selling, general and administrative expense as a percentage of total revenue was primarily due to higher acquired intangible amortization and transaction expenses attributed to our acquisition of Open Solutions.

Operating Income and Operating Margin

Total operating income increased $15 million, or 6%, in the third quarter of 2013 compared to 2012; operating income of $764 million for the first nine months of 2013 was slightly above the operating income of $761 million for the first nine months of 2012. Our total operating margin decreased 70 basis points to 23.3% in the third quarter of 2013 compared to the third quarter of 2012 and decreased 160 basis points to 21.5% in the first nine months of 2013 compared to the same period in 2012. The decreases in operating margin were primarily due to our Corporate and Other segment, in which our operating loss increased $21 million in the third quarter of 2013 and $96 million in the first nine months of 2013 compared to the same periods in 2012, negatively impacting our operating margin by approximately 180 basis points and 270 basis points, respectively. The increases in the Corporate and Other segment’s operating losses were primarily attributable to merger and integration expenses resulting from the acquisition of Open Solutions, including a $30 million non-cash impairment charge in the first quarter related to the replacement of our Acumen account processing platform with DNA. In addition, amortization expense, related to Open Solutions acquired intangible assets, increased $13 million and $36 million in the third quarter and first nine months of 2013, respectively.

Operating income in our Payments segment increased $7 million, or 4%, in the third quarter of 2013 as compared to 2012, and operating margin was consistent at 27.4% in the third quarter of 2013 and 2012. In the first nine months of 2013 compared to 2012, operating income in the Payments segment increased $37 million, or 8%, and operating margin increased 100 basis points to 27.6%. The increases in operating income and margin in 2013 were primarily due to revenue growth and scale efficiencies in our card services and digital channels businesses, partially offset by the negative impact of a discount on a renewal of a bill payment contract.

Operating income in our Financial segment increased $29 million, or 18%, and $62 million, or 13%, in the third quarter and first nine months of 2013, respectively, compared to 2012. Operating margin increased 120 basis points to 33.3% in the third quarter of 2013 compared to 2012 and was consistent at 31.6% in the first nine months of 2013 compared to 2012. The increase in operating margin in 2013 was primarily due to scale efficiencies and operational effectiveness benefits, partially offset by the migration of an account processing client to its parent company’s account processing platform.

Interest Expense

Interest expense decreased $7 million, or 15%, to $41 million in the third quarter of 2013 compared to 2012 and decreased $12 million, or 9%, to $123 million in the first nine months of 2013 compared to 2012. The decrease was primarily due to lower average interest rates in 2013 compared to 2012, partially offset by additional debt assumed in connection with the acquisition of Open Solutions. In addition, $4 million of expense associated with hedge ineffectiveness was recognized upon the settlement of our forward-starting interest rate swap agreements in the third quarter of 2012.

Interest and Investment Income

Interest and investment income decreased $6 million in the first nine months of 2013 as compared to 2012 due to a gain recognized on a sale of an investment in the prior year period.

Income Tax Provision

Our effective income tax rates for continuing operations were 33.1% and 34.1% in the third quarter and first nine months of 2013, respectively, and were 36.8% and 32.7% in the third quarter and first nine months of 2012, respectively. The lower effective tax rate in the third quarter of 2013 is primarily due to recognition of discrete tax benefits including the resolution of tax audits. The lower effective tax rate for the first nine months of 2012 was primarily due to increased deductions resulting from federal tax planning initiatives including the associated discrete tax benefits. We anticipate that our full year effective tax rate will be approximately 35% in 2013.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $1.22 and $1.03 in the third quarter of 2013 and 2012, respectively, and was $3.22 and $3.14 in the first nine months of 2013 and 2012, respectively. Amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.26 per share and $0.19 per share in the third quarters of 2013 and 2012, respectively, and $0.76 per share and $0.56 per share for the first nine months of 2013 and 2012, respectively. In addition, net income per share was negatively impacted by merger and integration costs in the third quarter and first nine months of 2013 by $0.07 per share and $0.34 per share, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $321 million at September 30, 2013 and available borrowings under our revolving credit facility.

	Nine Months Ended
	September 30,		Increase (Decrease)
(In millions)	2013	2012	$	%
Income from continuing operations	$430	$434	$(4)
Depreciation and amortization	301	262	39
Share-based compensation	37	35	2
Deferred income taxes	(11)	(11)	—
Non-cash impairment charge	30	—	30
Dividend from unconsolidated affiliate	6	—	6
Settlement of interest rate hedge contracts	—	(88)	88
Net changes in working capital and other	(112)	(90)	(22)

Operating cash flow	$681	$542	$139	26%

Capital expenditures	$171	$145	$26	18%

Our net cash provided by operating activities, or operating cash flow, was $681 million in the first nine months of 2013, an increase of 26% compared with $542 million in 2012. This increase was primarily due to a payment of $88 million in the third quarter of 2012 for the settlement of forward-starting interest rate swap agreements and lower tax and interest payments in 2013. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures in the first nine months of 2013 increased by $26 million, compared to the same period in 2012, and were less than 5% of our total revenue in each period.

On January 14, 2013, we acquired Open Solutions for a cash purchase price of $16 million, net of cash acquired. In the second quarter of 2013, we received a $122 million cash dividend from StoneRiver Group, L.P., a joint venture in which we own a 49% interest. A portion of the dividend, $6 million, represents a return on our investment and was reported as cash flows from operating activities. During the first nine months of 2013, we purchased $455 million of our common stock. We announced a new ten million share repurchase authorization in the third quarter of 2013, and had approximately 10.4 million shares authorized for repurchase as of September 30, 2013. Shares repurchased are generally held for issuance in connection with our equity plans.

Long-Term Debt

	September 30,	December 31,
(In millions)	2013	2012
Revolving credit facility	$983	$280
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	697
Other borrowings	3	5

Long-term debt (including current maturities)	$3,931	$3,230

At September 30, 2013, our long-term debt consisted primarily of $2.9 billion of senior notes and $1.0 billion in borrowings under the revolving credit facility. Interest on our senior notes is paid semi-annually. During the first nine months of 2013, we were in compliance with all financial debt covenants.

Revolving Credit Facility

We maintain a $2.0 billion revolving credit facility with a syndicate of banks. Borrowings under this facility bear interest at a variable rate, 1.3% at September 30, 2013, based on LIBOR plus a specified margin or the bank’s base rate. There are no significant commitment fees and no compensating balance requirements. The facility expires on August 1, 2017 and contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. As of September 30, 2013, borrowings outstanding under the facility approximated $1.0 billion, primarily related to the funding of assumed debt from the acquisition of Open Solutions.

On October 25, 2013, we obtained a $900 million term loan under a new loan agreement with a syndicate of banks. This term loan bears interest at a variable rate, including based on LIBOR or the administrative agent’s prime rate, in either case, plus a specified margin based on our long-term debt rating in effect from time to time, and matures in October 2018. Scheduled principal payments of $90 million are due on the last business day of December of each year, commencing on December 31, 2014. In connection with the term loan financing, we entered into an amendment to our existing $2.0 billion revolving credit agreement that conformed certain of its provisions to those in the new term loan agreement and extended its maturity to October 2018. Our revolving credit facility was previously scheduled to expire on August 1, 2017. The new term loan facility and amended revolving credit facility contain various restrictions and covenants substantially similar to those contained in our revolving credit facility. We used the net proceeds from the term loan to repay outstanding borrowings under our revolving credit facility. After such repayment, $75 million remains outstanding under our revolving credit agreement.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in internal control over financial reporting

During the quarter ended September 30, 2013, we continued, as part of our ongoing integration activities related to our acquisition of Open Solutions, to incorporate our process-level and company-wide controls and procedures into this recently acquired business. We also continued to implement a billing module within our SAP enterprise resource planning (“ERP”) system, which we expect to further integrate our systems and improve the overall efficiency of our billing and collection processes. We expect the implementation of this module to continue in phases over the next year, which we believe will reduce implementation risk. The design and documentation of our internal control processes and procedures related to billing will be appropriately modified to supplement existing internal controls over financial reporting. As with any new technology, this module, and the internal controls over financial reporting included in the related processes, will be tested for effectiveness prior to and concurrent with the implementation. We believe the implementation of the billing module within our ERP system will further strengthen the related internal controls due to enhanced automation and integration of processes. There were no other changes in internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2013	1,153,000	$90.63	1,153,000	1,272,000
August 1-31, 2013	375,000	99.02	375,000	10,897,000
September 1-30, 2013	500,000	100.36	500,000	10,397,000

Total	2,028,000		2,028,000

(1)	On each of February 22, 2012 and August 5, 2013, our board of directors authorized the purchase of up to ten million shares of our common stock. These authorizations do not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: October 30, 2013	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Employment Agreement, dated February 23, 2010, between Fiserv, Inc. and Lynn S. McCreary

10.2	Amendment No. 1 to Employment Agreement, dated July 1, 2013, between Fiserv, Inc. and Lynn S. McCreary

10.3	Key Executive Employment and Severance Agreement, effective as of July 1, 2013, between Fiserv, Inc. and Lynn S. McCreary (1)

31.1	Certification of the Chief Executive Officer, dated October 30, 2013

31.2	Certification of the Chief Financial Officer, dated October 30, 2013

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated October 30, 2013

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.
(1)	Form of agreement previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-14948) and incorporated herein by reference.