Form 10-K
period 2013-12-31
FISERV INC
filed 2014-02-20
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Large Accelerated Filer  ☑    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 28, 2013 (the last trading day of the second fiscal quarter) was $11,248,610,213 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 14, 2014 was 254,486,523.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2014 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact on our business of the current state of the economy, including the risk of reduction in revenue resulting from decreased spending on the products and services we offer; legislative and regulatory actions in the United States and internationally, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations; our ability to successfully integrate acquisitions, including Open Solutions, into our operations; changes in client demand for our products or services; pricing or other actions by competitors; the impact of our strategic initiatives; our ability to comply with government regulations, including privacy regulations; and other factors discussed in this report under the heading “Risk Factors.” You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

PART I

In this report, all references to “we,” “us” and “our” refer to Fiserv, Inc. (“Fiserv”), a Wisconsin corporation, and, unless the context otherwise requires, its consolidated subsidiaries.

Item 1.  Business

Overview

Fiserv, Inc. is a leading global provider of financial services technology. We are publicly traded on the NASDAQ Global Select Market and part of the S&P 500 Index. We serve approximately 14,500 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants and government agencies. We provide account processing systems; electronic payments processing products and services, such as electronic bill payment and presentment, card-based transaction processing and network services, ACH transaction processing, account-to-account transfer products, and person-to-person payments; internet and mobile banking systems; and related services including document and payment card production and distribution, check processing and imaging, source capture systems, and lending and risk management products and services. The majority of the services we provide are necessary for our clients to operate their business and are, therefore, non-discretionary in nature. Our operations are principally located in the United States where we operate data and transaction processing centers, provide technology support, develop software and payment solutions, and offer consulting services. We also own a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is comprised of our former insurance services businesses.

In 2013, we had $4.8 billion in total revenue, $1.1 billion in operating income and net cash provided by operating activities from continuing operations of $1.0 billion. Processing and services revenue, which in 2013 represented 84% of our consolidated revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years. We also have had high contract renewal rates with our clients. Our international operations contributed approximately 7% of total revenue in each of 2013, 2012 and 2011.

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

The Markets We Serve

General

The market for products and services offered by financial institutions is experiencing continuous change. The financial industry regularly introduces and implements new payment, deposit, lending, investment and risk management products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same customers.

The growing volume and types of payment transactions and the increased focus on new channels such as internet, mobile and tablet banking have increased the data and transaction processing needs of financial institutions. We expect that financial institutions will continue to invest significant capital and human resources to process transactions, manage information and offer innovative new services to their customers in this rapidly evolving and competitive environment. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments.

Our revenue is diversified, and our focus on long-term client relationships and recurring, transaction-oriented products and services has reduced the impact that consolidation in the financial services industry has had on us. We have clients that span the entire range of financial institutions in terms of asset size and business model, and our 50 largest financial institution clients represent less than 25% of our annual revenue. In addition, we believe that our products and services can assist financial institutions with the regulatory and economic challenges that they currently face by providing, among other things, opportunities to reduce their costs and new sources of revenue.

We anticipate that demand for products that facilitate customer interaction with financial institutions, including electronic transactions through the internet, mobile or tablet devices, sometimes referred to as “digital channels,” will continue to increase, which we expect to create revenue opportunities for us. As a result, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth. In addition, we believe that the integration of our products and services creates a compelling value proposition for our clients.

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

Financial

The businesses in our Financial segment provide financial institutions with the products and services they need to run their operations. Many financial institutions that previously developed their own software systems and maintained their own data processing operations now license software from third parties or outsource their data processing requirements by contracting with third-party processors. This has allowed them to reduce costs and enhance their products, services, capacity and capabilities. The licensing of software reduces the need for costly technical expertise within a financial institution, and outsourcing data processing operations reduces the infrastructure and other costs required to operate systems internally. Within the Financial segment, we provide banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions.

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

Principal Solutions and Services

Financial information regarding our business segments is included in Note 10 to the consolidated financial statements on page 56.

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

Biller

Our biller business provides electronic billing and payment services to companies that deliver bills to their customer base, such as utilities, telephone and cable companies, consumer lending, and insurance providers, enabling our biller clients to reduce costs, collect payments faster, and provide customers flexible, easy-to-use ways to view and pay their bills. We believe that consumers will continue to shift their financial transactions from traditional, paper-based methods to electronic methods if they have easy-to-access, easy-to-use, secure and cost-effective methods of receiving and paying their bills electronically. Consumers use our electronic billing and payment systems by viewing or paying a bill through a financial institution’s bill pay application, use of a biller’s website, mobile application or automated phone system, www.mycheckfree.com, or by paying in person at one of our 26,000 nationwide walk-in payment locations at retail stores operated by our partners. These diverse services allow our clients’ customers to view and pay bills wherever, whenever and however they feel most comfortable. Furthermore, because our biller clients are able to receive all of these services from us, we can eliminate the operational complexity and expense of supporting multiple vendor systems or in-house developed systems.

Digital channels

Our principal online consumer and business banking products for larger financial institutions are Corillian Online® and Corillian® Business Online. Corillian Online and Corillian Business Online support multiple lines of banking businesses and have been designed to be highly scalable to meet the evolving needs of our clients. This structure enables our clients to deploy new services by adding and integrating applications, such as electronic bill payment, person-to-person payments and personal financial management tools, to any internet connected point-of-presence. We also provide the advanced capabilities of Corillian Online in a hosted environment.

Our MobilitiTM product provides a variety of mobile banking and payments services through a mobile or tablet device to our clients and their customers, including balance inquiry, transaction history, bill payment, person-to-person payments and transfers. It enables financial institutions to reach more consumers than via other technologies because it supports all three mobile access modes: mobile browser, downloaded application for smart phones and tablets, and text message. We provide a hosted version of Mobiliti as well as a highly customizable licensed version. In the first quarter of 2011, we acquired M-Com, an international mobile banking and payments provider, which has enhanced our mobile and payment capabilities.

Person-to-person payments and other electronic transactions

In the third quarter of 2011, we acquired CashEdge, a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments, and person-to-person payments. CashEdge’s person-to-person payments solution, Popmoney®, allows consumers a convenient way to send and receive money while offering financial institutions the opportunity to generate new transaction-based revenue, attract new accounts and increase loyalty among existing customers. Popmoney can be accessed through a Fiserv website, www.popmoney.com, through Fiserv‘s mobile applications for iPhone® and AndroidTM, or through the websites and mobile banking applications of participating financial institutions. In the second quarter of 2013, we introduced Popmoney Instant Payments, which extends the functionality of the Popmoney person-to-person payments service by enabling real-time exchange of funds within a secure environment. As of December 31, 2013, more than 2,100 financial institutions have agreed to offer our person-to-person payments services.

Card Services

Our card services business is a leader in electronic funds transfer and provides a total payments solution through a variety of products and services. We offer ATM and point of sale PIN-based debit transaction processing, signature debit processing, ATM driving and monitoring, private label and bankcard credit card processing, electronic benefits transfer switching, prepaid program management and processing, and national and regional network access. We own the AccelTM network and drive approximately 20,000 ATMs. Comprehensive integration with our account processing products and services allows us to reduce costs and increase efficiencies for our clients through enterprise offerings in areas such as risk management and loyalty rewards. Our card services business has more than 4,300 clients, including banks and credit unions of all asset sizes, resellers, finance companies, independent sales organizations and merchant acquirers across the U.S. In 2013, we processed more than 12 billion debit and credit transactions, making us one of the largest financial transaction processors in the nation.

Output Solutions

Our output solutions business provides business communication solutions to clients across a wide variety of industries, such as financial services, healthcare, billing, retail, utilities, and travel and entertainment, among others. Our products and services include: electronic document management through our electronic document delivery products and services; card manufacturing, personalization and mailing; statement and coupon book production and mailing; design and fulfillment of direct mail solutions; forms distribution; laser printing and mailing; branded merchandise; and office supplies.

Investment Services

We provide financial planning, portfolio management and trading, models management, performance measurement, and reporting products and services to over 300 financial service organizations, including broker dealers, registered investment advisors, banks and insurance companies that deliver financial advice and managed account products to U.S. retail investors. Our investment services business also supports global institutional asset managers with portfolio accounting, performance analytics, fee billing and revenue management, and post-trade processing technology.

Our fee-based wealth management clients are typically sponsors or managers that create or offer a variety of managed account programs to U.S. retail investors, including mutual fund advisory, separately managed accounts and unified managed accounts. Our primary product, the Unified Wealth Platform, is a real-time portfolio management, trading and reporting system used by the largest brokerage firms, based on assets under management, and the largest asset managers in the U.S. offering managed accounts. Our industry-leading platform supports more than 4.0 million accounts as of December 31, 2013.

Risk Management

Our risk management business provides a variety of financial crime, compliance, anti-money laundering, fraud prevention, market surveillance and employee fraud detection products and services. Our offerings include Fraud Risk ManagerTM, Fraud Detection SystemSM, FraudLink® and FraudGuard®. We also provide solutions that align the measurements, processes and systems for institutions to execute on business plans, decisions and budgets, in addition to solutions that promote business efficiency through transaction matching, account reconciliation and exception management.

Financial

We provide products and services to meet the financial technology needs of banks, credit unions, thrifts and leasing and finance companies. Many of the products and services that we provide are sold as an integrated system to our clients and include account, item and lending processing as well as solutions from our Payments segment such as electronic bill payment and presentment, internet and mobile banking, debit processing and network services, and person-to-person payments.

Account Processing

We provide account servicing and management capabilities to our bank, thrift and credit union clients, as well as a complete range of integrated, value-added banking products and services. Account processing solutions are the principal systems that enable a financial institution to operate and include systems that process customer deposit and loan accounts, an institution’s general ledger, central information files and other financial information. These solutions also include extensive security, report generation and other features that financial institutions need to process transactions for their customers, as well as to comply with applicable regulations. Account processing solutions are offered as an outsourced service, as stand-alone, licensed software for installation on client-owned computer systems, or via some combination of these options. More than one in every three financial institutions in the U.S. uses a Fiserv account processing system.

Although many of our clients contract to obtain all or a majority of their data processing requirements from us, our modular software design allows clients to start with one application and, as needed, add applications and features developed by us or by third parties. We support a broad range of client-owned peripheral devices manufactured by a variety of vendors, which reduces a new client’s initial conversion expenses, enhances existing clients’ ability to change equipment, and broadens our market. The principal account processing solutions used by our bank and thrift clients are Cleartouch®, DNATM, Precision®, Premier®, Signature® and TotalPlus®. The Signature system is available both domestically and internationally. The principal account processing solutions primarily used by our credit union clients are AdvantageTM, CharlotteSM, CubicsPlus®, CUnifyTM, CUSA®, DataSafe®, DNA, Galaxy®, OnCU®, Portico®, Reliance®, Spectrum® and XP2®.

In the first quarter of 2013, we acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions. Open Solutions primary account processing product, DNA, is designed to enable financial institutions to easily add and customize ancillary solutions using its applications feature. This acquisition advanced Fiserv’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which we can provide a broad array of our add-on solutions.

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

Lending and Global Payment Solutions

Our lending business offers products and services to financial institutions and intermediaries, including: loan originations, servicing and default systems for auto, consumer, real estate and business lending; along with a full complement of services such as customization, business process outsourcing, education, and consulting and implementation services. Our global payment solutions business provides solutions for ACH, treasury management, case management and resolution, source capture optimization, and enterprise cash and content management to the financial services industry. Our offerings include PEP+®, Integrated Currency Manager™, Device Manager™, CorPoint®, LoanComplete™, Titan™, Director®, and our remote deposit capture solutions are branded as Source Capture Solutions®.

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

Product Development

To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. In each of 2013, 2012 and 2011, product development expenditures represented approximately 9% of our total revenue. Our network of development and technology centers apply the expertise of multiple teams to design, develop and maintain specialized processing systems. Our account processing systems are designed to meet the preferences and diverse requirements of the international, national, regional or local market-specific financial service environments of our clients. In developing our products, we use current software development principles, such as service-oriented architecture, to create efficiencies, and we stress interaction with and responsiveness to the needs of our clients.

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

Competition

The market for technology products and services in the financial industry is highly competitive. Our principal competitors include other vendors of financial services technology, data processing affiliates of large companies, large computer hardware manufacturers and processing centers owned and operated as user cooperatives. In addition, certain existing and potential financial institution clients may have the ability to create their own in-house systems. Some of these competitors possess substantially greater financial, sales and marketing resources than we do and have substantial flexibility in competing with us, including through the use of integrated product offerings and through pricing. Competitive factors for our business include product quality, security, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price. We believe that we compete favorably in each of these categories. We expect competition to continue to increase as new companies enter our markets and existing competitors expand their product lines and services. Additional information about competition in our segments is provided below.

Payments

We compete with a number of competitors in our bill payment, biller solutions and card services businesses, including ACI Worldwide, Fidelity National Information Services, Inc. (“FIS”), First Data Corporation, Jack Henry and Associates, Inc. (“Jack Henry”), MasterCard Incorporated, Total System Services, Inc., Visa, Inc. and Western Union. Certain existing and potential financial institution and biller clients also have the ability to develop and use their own in-house systems instead of our products and services. In addition, many companies that provide outsourced internet finance solutions are consolidating, creating larger competitors with greater resources and broader product lines. Our investment services business competes primarily with providers of portfolio accounting software and outsourced services and with in-house solutions developed by large financial institutions.

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

Government Regulation

Fiserv and its subsidiaries are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our operations are examined on a regular basis by state regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Also, state and federal regulations require our financial institution clients to include certain provisions in their contracts with service providers like us. Because we use the Federal Reserve’s ACH network to process many of our transactions, we are subject to the Federal Reserve Board’s rules with respect to its ACH network. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients, auditors and regulators.

In conducting our direct-to-consumer electronic commerce business, including our walk-in bill payment, prepaid card services, online bill payment and Popmoney person-to-person payment services, we are directly subject to various federal and state laws and regulations relating to the electronic movement of money. In order to comply with our obligations under applicable laws, we are required, among other matters, to comply with licensing and reporting requirements, to implement operating policies and procedures to comply with anti-money laundering laws and protect the privacy and security of our clients’ information, and to undergo periodic audits and examinations.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; introduce more stringent regulatory capital requirements; implement changes to corporate governance and executive compensation practices; and require significant rule-making. The Dodd-Frank Act also established a new federal interagency council called the Financial Stability Oversight Council (“FSOC”) and a new federal bureau called the Consumer Financial Protection Bureau (“CFPB”). The FSOC monitors and assesses “systemic risk” to the safety of the U.S. financial system and coordinates the actions of the various regulatory agencies on those issues. The CFPB is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. The Dodd-Frank Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. It is difficult to predict the extent to which the Dodd-Frank Act, the FSOC, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term.

Employees

We have approximately 21,000 employees globally, many of whom are specialists in our information management centers and related product and service businesses. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other employees with direct experience in banks, thrifts, credit unions and other financial services environments. Our employees provide expertise in: programming, software development, modification and maintenance; computer operations, network control and technical support; client services and training; business process outsourcing; item and mortgage processing; system conversions; sales and marketing; and account management.

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

If the number of electronic transactions does not continue to grow, or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, financial condition and results of operations. We believe future growth in the electronic transactions market will be driven by the cost, ease-of-use, security and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services. The success of our electronic commerce business also relies in part on contracts with financial institutions, billers and other third parties to market our services to their customers. These contracts are important to the growth in demand for our electronic commerce products. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

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

Consolidations in the banking and financial services industry could adversely affect our revenue by eliminating existing or potential clients and making us more dependent on fewer clients.

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

Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, our associates, our clients and their customers. Any unauthorized intrusion, malicious software infiltration, network disruption, denial of service, or similar act by a malevolent party could disrupt the integrity, continuity, security and trust of our systems or the systems of our clients or vendors. These events could create financial liability, regulatory sanction, or a loss of confidence in our ability to serve clients or cause current or potential clients to choose another service provider. In addition, as these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and none of the threats that we have encountered to date have materially impacted us, the impact of a material event could have a material adverse effect on our business, results of operations and financial condition.

Operational failures could harm our business and reputation.

An operational failure in our transaction processing businesses, including our business continuity and disaster recovery capabilities, could harm our business or cause us to lose clients. Such operational failure could be due to the failure of third party networks and systems we rely on to deliver our services and over which we have limited or no control. Interruptions of service could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of service credits or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our current and potential clients to choose another service provider. Any of these developments could materially and adversely impact our business, results of operations and financial condition.

We may experience software defects, development delays or installation difficulties, which would harm our business and reputation and expose us to potential liability.

Our services are based on sophisticated software and computing systems, and we may encounter delays when developing new applications and services. Further, the software underlying our services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technology on systems used by our clients. Defects in our software, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of clients, negative publicity or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and client agreements, we cannot be certain that these measures will successfully limit our liability.

The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations may have an adverse impact on our clients and our business.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represented a comprehensive overhaul of the financial services industry within the United States and established a new federal interagency council called the Financial Stability Oversight Council (“FSOC”) and a new federal bureau called the Consumer Financial Protection Bureau

(“CFPB”). The Dodd-Frank Act requires the CFPB and other federal agencies to implement numerous new regulations, and the CFPB has issued guidance that applies to “supervised service providers” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. The FSOC is empowered to designate certain financial institutions as well as non-bank financial companies as systemically important financial institutions subject to heightened federal oversight, and the CFPB’s rule-making, supervisory and enforcement power related to consumer financial protection laws may extend to service providers for large insured depository institutions or credit unions. It is difficult to predict the extent to which the Dodd-Frank Act, the FSOC, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term. If the FSOC designates our company or any of our subsidiaries as a systemically important financial institution, or the CFPB adopts additional rules and exercises supervisory authority over service providers like us, we could be subject to a greater degree of direct federal oversight than in the past which could slow our ability to adapt to a rapidly changing industry. To the extent the regulations adopted pursuant to the Dodd-Frank Act negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or oversight or to modify the manner in which we provide products and services to our clients; and such regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our clients’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with applicable regulations our businesses could be harmed.

We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, we are subject to contractual requirements imposed by the financial institutions with respect to a number of state and federal regulations, including privacy laws, and our operations are examined on a regular basis by various state and federal regulatory authorities. Also, regulators such as the CFPB are increasingly signaling an intent to enforce regulations directly against service providers to financial institutions, and any such direct enforcement could result in increased operating costs for us and additional restrictions on our business processes. If we fail to comply with any applicable regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our client relationships and reputation could be harmed and we could be inhibited in our ability to obtain new clients. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have an adverse impact on our business, results of operations and financial condition.

Our failure to comply with a series of complex regulations in our payments businesses could subject us to liability.

Certain Fiserv subsidiaries are licensed as money transmitters in those states where such licensure is required. These licenses require us to demonstrate and maintain certain levels of net worth and liquidity and also require us to file periodic reports. In addition, our direct-to-consumer payments business, comprised of our walk-in bill payment, prepaid card services, online bill payment and Popmoney person-to-person payment services, is subject to federal regulation in the United States, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers, or the prohibition against us providing money transmitter services in particular jurisdictions.

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

A major contributor to our growth in revenue and earnings since our inception has been our ability to identify, acquire and integrate complementary businesses. We anticipate that we will continue to seek to acquire complementary businesses, products and services. We may not be able to identify suitable acquisition candidates in the future, which could adversely affect our future growth, or businesses that we acquire may not perform as well as expected or may be more difficult to integrate and manage than expected, which could adversely affect our business and results of operations. We may not be able to fully integrate all aspects of acquired businesses successfully or fully realize the potential benefits of bringing them together. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources.

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

The failure to attract and retain key personnel could have a material adverse effect on our business.

We depend on the experience, skill and contributions of our senior management and other key employees. If we fail to attract, motivate and retain highly qualified management, technical and compliance personnel, our future success could be harmed. Our senior management provides strategic direction for our company, and if we lose members of our leadership team, our management resources may have to be diverted from other priorities to address this loss. Our products and services require sophisticated knowledge of the financial services industry, applicable regulatory and industry requirements, computer systems and software applications, and if we cannot hire or retain the necessary skilled personnel, we could suffer delays in new product development, experience difficulty complying with applicable requirements or otherwise fail to satisfy our clients’ demands.

If we fail to comply with the applicable requirements of the payment card networks, they could seek to fine us, suspend us or terminate our registrations which could adversely affect our business.

We are subject to card association and network rules governing Visa, MasterCard, American Express, Discover or other similar organizations. The rules of the card networks are set by their boards which may be influenced by card issues, and some of those issuers are our competitors with respect to transaction processing services. If we fail to comply with these rules, we could be fined, our certifications could be suspended, or our certifications could be terminated. The suspension or termination of our certifications, or any changes to the card association and network rules, could limit our ability to provide transaction processing services to clients and result in a reduction of revenue or increased costs of operation, which, in either case, could have a material adverse effect on our business and results of operations.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.

Our balance sheet includes goodwill and intangible assets that represent 77% of our total assets at December 31, 2013. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2013, we had approximately $3.8 billion of long-term debt, including current maturities. We and our subsidiaries may incur additional indebtedness in the future. Our current level of indebtedness and any future increase in our level of indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if our outstanding senior notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms, particularly given current and anticipated economic and credit market conditions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, we operated data, development, item processing and support centers in 129 cities. We owned eight buildings, and the remaining 158 locations where we operated our businesses are subject to leases expiring in 2014 and beyond. In addition, we maintain our own national data communication network consisting of communications processors and leased lines. We believe our facilities and equipment are well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster. We also maintain copies of data and software used in our business in locations that are separate from our facilities.

Item 3. Legal Proceedings

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers as of February 14, 2014, together with their ages, positions and business experience are described below:

Name	Age	Title

Jeffery W. Yabuki	53	President, Chief Executive Officer and Director

Mark A. Ernst	55	Executive Vice President and Chief Operating Officer

Rahul Gupta	54	Executive Vice President and Group President, Digital Payments

Thomas J. Hirsch	50	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Lynn S. McCreary	54	Executive Vice President, General Counsel and Secretary

Steven Tait	54	Executive Vice President and Group President, International

Byron C. Vielehr	50	Executive Vice President and Group President, Depository Institution Services

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

Ms. McCreary has served as Executive Vice President and General Counsel since July 2013 and Secretary since December 2013. Ms. McCreary joined Fiserv in 2010 as senior vice president and deputy general counsel. Prior to joining Fiserv, Ms. McCreary was an attorney with the law firm of Bryan Cave LLP from 1996 to 2010, including serving as managing partner of its San Francisco, California office from its opening in 2008 to 2010.

Mr. Tait has served as Executive Vice President and Group President, International since 2012. He joined Fiserv in 2009 as an Executive Vice President and served as Group President, Depository Institution Services from 2010 to 2011. Prior to joining Fiserv, Mr. Tait served as president of RSM McGladrey, a subsidiary of H&R Block Inc., from 2003 to 2009, and executive vice president, sales and client operations of Gartner, Inc. from 2001 to 2003.

Mr. Vielehr has served as Executive Vice President and Group President, Depository Institution Services since December 2013. Prior to joining Fiserv, Mr. Vielehr served in a succession of senior executive positions with The Dun & Bradstreet Corporation, a provider of commercial information and business insight solutions, from 2005 to 2013, most recently as president of international and global operations, and as president and chief operating officer of Northstar Systems International, Inc., a developer of wealth management software and now part of SEI, from 2004 to 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All share and per share amounts are presented on a split-adjusted basis to retroactively reflect the two-for-one stock split that was completed in the fourth quarter of 2013.

Market Price Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “FISV.” Set forth below is the high and low sales price of our common stock during the periods presented.

	2013		2012
Quarter Ended	High	Low	High	Low
March 31	$43.96	$39.52	$35.00	$28.76
June 30	45.58	42.19	36.15	32.24
September 30	51.60	43.14	37.18	33.98
December 31	59.28	48.95	40.63	36.10

At December 31, 2013, our common stock was held by 2,263 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. The closing price of our common stock on February 14, 2014 was $56.12 per share. We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2013	777,000	$50.86	777,000	20,017,000
November 1-30, 2013	450,000	54.69	450,000	19,567,000
December 1-31, 2013	1,050,000	56.69	1,050,000	18,517,000

Total	2,277,000		2,277,000

(1)	On each of February 22, 2012 and August 5, 2013, our board of directors authorized the purchase of up to 20.0 million shares of our common stock. These authorizations do not expire.

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

The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2013 with the S&P 500 Index, the NASDAQ Computer and Data Processing Services Index and the NASDAQ US Benchmark Financial Administration Index. The total return data for the NASDAQ Computer and Data Processing Services Index is no longer available through our historical data provider. Accordingly, we are using the NASDAQ US Benchmark Financial Administration Index instead of the NASDAQ Computer and Data Processing Services Index. We believe that the NASDAQ US Benchmark Financial Administration Index is an appropriate published industry index for comparison purposes because the index contains a number of our peers. The graph assumes that $100 was invested on December 31, 2008 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	December 31,
	2008	2009	2010	2011	2012	2013
Fiserv, Inc.	$100	$133	$161	$162	$217	$325
S&P 500 Index	100	126	146	149	172	228
NASDAQ US Benchmark Financial Administration Index	100	132	143	156	184	285
NASDAQ Computer and Data Processing Services Index	100	162	189	184	210	296

Item 6.  Selected Financial Data

The following data, which has been affected by acquisitions and dispositions, should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. All per share amounts are presented on a split-adjusted basis to retroactively reflect the two-for-one stock split that was completed in the fourth quarter of 2013.

(In millions, except per share data)	2013	2012	2011	2010	2009

Total revenue	$4,814	$4,436	$4,289	$4,088	$4,032

Income from continuing operations	$650	$592	$487	$502	$467
(Loss) income from discontinued operations	(2)	19	(15)	(6)	9

Net income	$648	$611	$472	$496	$476

Net income (loss) per share - basic:
Continuing operations	$2.48	$2.18	$1.71	$1.67	$1.51
Discontinued operations	(0.01)	0.07	(0.05)	(0.02)	0.03

Total	$2.47	$2.25	$1.66	$1.65	$1.54

Net income (loss) per share - diluted:
Continuing operations	$2.44	$2.15	$1.69	$1.65	$1.50
Discontinued operations	(0.01)	0.07	(0.05)	(0.02)	0.03

Total	$2.44	$2.22	$1.64	$1.63	$1.53

Total assets	$9,513	$8,497	$8,548	$8,281	$8,378
Long-term debt (including current maturities)	3,848	3,230	3,395	3,356	3,641
Shareholders’ equity	3,585	3,417	3,258	3,229	3,026

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

•

Critical accounting policies and estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2013 to the results for the year ended December 31, 2012 and by comparing the results for the year ended December 31, 2012 to the results for the year ended December 31, 2011.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2013.

Overview

Company Background

We are a leading global provider of financial services technology. We provide account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. We serve approximately 14,500 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants and government agencies. The majority of our revenue is generated from recurring account- and transaction-based fees under contracts that generally have terms of three to five years. We also have had high contract renewal rates with our clients. The majority of the services we provide are necessary for our clients to operate their business and are, therefore, non-discretionary in nature.

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

On November 20, 2013, our Board of Directors declared a two-for-one stock split of our common stock and a proportionate increase in the number of our authorized shares of common stock. The additional shares were distributed on December 16, 2013 to shareholders of record at the close of business on December 2, 2013. Our common stock began trading at the split-adjusted price on December 17, 2013. All share and per share amounts are retroactively presented on a split-adjusted basis.

In the fourth quarter of 2013, StoneRiver Group, L.P., a joint venture in which we own a 49% interest and account for under the equity method, completed a partial divestiture of a subsidiary business, resulting in a gain. Our share of the gain on the transaction was $71 million, with related income tax expense of $17 million.

In the first quarter of 2013, we acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions, for a cash purchase price of $55 million and the assumption of approximately $960 million of debt. With this acquisition, we added DNA, a real-time, open architecture account processing system, along with 3,300 existing Open Solutions clients. This acquisition advanced Fiserv’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which we can provide our broad array of add-on solutions.

In the third quarter of 2011, we acquired CashEdge Inc. (“CashEdge”), a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments, and person-to-person payments, for approximately $460 million, net of cash acquired. The acquisition of CashEdge has advanced our digital payments strategies. In the first quarter of 2011, we acquired Mobile Commerce Ltd. (“M-Com”), an international mobile banking and payments provider, and two other companies for an aggregate purchase price of approximately $50 million, net of cash acquired. M-Com has enhanced our mobile and payments capabilities, and the other acquired companies have added to or enhanced specific products or services that we already provide.

Enterprise Priorities

We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions that enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2014 are: (i) to continue to build high-quality revenue growth while meeting our earnings goals; (ii) to extend market momentum deeper into client relationships with a larger share of our strategic solutions; and (iii) to deliver innovation and integration which enhances results for our clients.

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. In particular, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. Financial institutions have generally remained cautious in their information technology spending as a result. These conditions have, however, created interest in solutions that help financial institutions win and retain customers, generate incremental revenue and enhance operating efficiency. Examples of these solutions include our digital channels and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment over the past several years, our revenue increased 9% to $4.8 billion in 2013 as compared to 2012, our net income per share from continuing operations increased to $2.44 in 2013 as compared to $2.15 in 2012 and net cash provided by operating activities from continuing operations was $1.0 billion in 2013 compared to $826 million in 2012. We believe these financial results demonstrate the resilience of our recurring, fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

During the past 25 years, the number of financial institutions in the United States has declined at a relatively steady rate of approximately 3% per year, primarily as a result of voluntary mergers and acquisitions. An acquisition benefits us when a newly combined institution is processed on our system, or elects to move to one of our systems, and negatively impacts us when a competing system is selected. Financial institution acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts. Contract termination fees are primarily generated when an existing client with a multi-year contract is acquired by another financial institution. These fees can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated.

Business Developments

We continue to invest in the development of new and strategic products in categories such as payments, including Popmoney for person-to-person payments; Mobiliti for mobile banking and payments services; and others that we believe will increase value to our clients and enhance the capabilities of our existing solutions. In January 2013, we acquired Open Solutions and its DNA account processing system. We believe our wide range of industry-leading solutions along with the investments we are making in new and differentiated products will favorably position us and our clients to capitalize on opportunities in the marketplace.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates.

Acquisitions

We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.

Goodwill and Acquired Intangible Assets

We review the carrying value of goodwill for impairment annually, or more frequently if events or circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level or one level below. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting units are less than their respective carrying values. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step quantitative impairment test.

The first step in the quantitative test is to compare the fair value of the reporting unit to its carrying value. We determine the fair value of a reporting unit based primarily on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill of that reporting unit is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the quantitative test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions.

Our most recent impairment assessment in the fourth quarter of 2013 determined that our goodwill was not impaired as the estimated fair values of the respective reporting units substantially exceeded the carrying values.

We review acquired intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. Measurement of any impairment loss is based on estimated fair value. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our consolidated financial statements. Based on our impairment assessments in 2013, we determined that our acquired intangible assets were not impaired.

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

Processing and Services

Processing and services revenue, which in 2013 represented 84% of our consolidated revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years. Revenue is recognized when the related transactions are processed and services have been performed. Processing and services revenue is most reflective of our business performance because a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; depreciation and amortization; and other operating expenses.

Product

Product revenue, which in 2013 represented 16% of our consolidated revenue, is derived from integrated print and card production (13%) and software licenses (3%). Cost of product includes costs directly associated with the products sold and includes the following: costs of materials and software development; personnel; infrastructure costs; depreciation and amortization; and other costs directly associated with product revenue.

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

(In millions)				Percentage of Revenue (1)			Increase (Decrease)
Year ended December 31,	2013	2012	2011	2013	2012	2011	2013 vs. 2012		2012 vs. 2011

Revenue:
Processing and services	$4,035	$3,663	$3,495	83.8%	82.6%	81.5%	$372	10%	$168	5%
Product	779	773	794	16.2%	17.4%	18.5%	6	1%	(21)	(3%)

Total revenue	4,814	4,436	4,289	100.0%	100.0%	100.0%	378	9%	147	3%

Expenses:
Cost of processing and services	2,081	1,936	1,903	51.6%	52.9%	54.4%	145	7%	33	2%
Cost of product	695	628	601	89.2%	81.2%	75.7%	67	11%	27	4%

Sub-total	2,776	2,564	2,504	57.7%	57.8%	58.4%	212	8%	60	2%
Selling, general and administrative	977	824	795	20.3%	18.6%	18.5%	153	19%	29	4%

Total expenses	3,753	3,388	3,299	78.0%	76.4%	76.9%	365	11%	89	3%

Operating income	1,061	1,048	990	22.0%	23.6%	23.1%	13	1%	58	6%
Interest expense	(164)	(174)	(188)	(3.4%)	(3.9%)	(4.4%)	(10)	(6%)	(14)	(7%)
Interest and investment income	1	7	6	0.0%	0.2%	0.1%	(6)	(86%)	1	17%
Loss on early debt extinguishment	-	-	(85)	-	-	(2.0%)	-	-	(85)	(100%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$898	$881	$723	18.7%	19.9%	16.9%	$17	2%	$158	22%

(1)	Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

(In millions) Year ended December 31,	Payments	Financial	Corporate and Other	Total

Total revenue:
2013	$2,552	$2,309	$(47)	$4,814
2012	2,443	2,040	(47)	4,436
2011	2,333	2,004	(48)	4,289

Revenue growth:
2013	$109	$269	$-	$378
2013 percentage	4%	13%		9%
2012	$110	$36	$1	$147
2012 percentage	5%	2%		3%

Operating income:
2013	$702	$745	$(386)	$1,061
2012	657	652	(261)	1,048
2011	648	613	(271)	990

Operating income growth:
2013	$45	$93	$(125)	$13
2013 percentage	7%	14%		1%
2012	$9	$39	$10	$58
2012 percentage	1%	6%		6%

Operating margin:
2013	27.5%	32.2%		22.0%
2012	26.9%	32.0%		23.6%
2011	27.8%	30.6%		23.1%

Operating margin growth: (1)
2013	0.6%	0.2%		(1.6%)
2012	(0.9%)	1.4%		0.5%

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $378 million, or 9%, in 2013 and increased $147 million, or 3%, in 2012 compared to the prior years. The increase in total revenue during 2013 was attributable to 13% revenue growth in our Financial segment due primarily to the acquisition of Open Solutions and 4% revenue growth in our Payments segment, in each case, as compared to 2012. The increase in total revenue during 2012 was primarily due to 5% revenue growth in our Payments segment and 2% revenue growth in our Financial segment, in each case, as compared to 2011. Revenue from acquired companies contributed $270 million and $43 million to revenue in 2013 and 2012, respectively.

Revenue in our Payments segment increased $109 million, or 4%, in 2013 and increased $110 million, or 5%, in 2012 compared to the prior years. Payments segment revenue growth during 2013 and 2012 was primarily driven by our recurring revenue businesses as processing and services revenue increased $114 million and $100 million in 2013 and 2012, respectively, or 6% each year. The growth in both years was primarily due to new clients and increased transaction volumes from existing clients in our card services business and digital channels business, which includes our online and mobile banking solutions, as well as our biller solutions and bill payment businesses in 2013. In 2012, revenue from acquired companies totaling $40 million and higher postage pass-through revenue, which is included in both product revenue and cost of product in our output solutions business, positively impacted revenue growth by approximately three percentage points as compared to 2011. The positive revenue growth in both 2013 and 2012 was partially offset by lower software license revenue, along with a discount on the renewal of a bill payment contract in 2013 and the loss of a client that was acquired by another financial institution in 2012.

Revenue in our Financial segment increased $269 million, or 13%, in 2013 and increased $36 million, or 2%, in 2012 compared to the prior years. Financial segment revenue growth in 2013 was driven by the acquisition of Open Solutions, which contributed $270 million in revenue. Excluding the Open Solutions acquisition, revenue growth in 2013 was flat compared to the prior year, primarily due to the migration of an account processing client from our system to its parent company’s account processing system. In 2012, revenue growth in our Financial segment was favorably impacted by an increase of $67 million, or 4%, in processing and services revenue primarily attributed to increased revenue in our account processing and lending businesses, partially offset by volume declines in our check processing business. In addition, Financial segment growth was negatively impacted by approximately two percentage points in 2012 primarily due to lower software license revenue as compared to 2011.

Total Expenses

Total expenses increased $365 million, or 11%, in 2013 compared to 2012 and increased $89 million, or 3%, in 2012 compared to 2011. Total expenses as a percentage of total revenue were 78.0%, 76.4% and 76.9% in 2013, 2012 and 2011, respectively. The increase in total expenses and as a percentage of total revenue in 2013 is due primarily to the acquisition of Open Solutions.

Cost of processing and services as a percentage of processing and services revenue decreased to 51.6% in 2013 compared to 52.9% in 2012 and 54.4% in 2011. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in both 2013 and 2012 by increased operating leverage in our recurring revenue businesses and by operating efficiency initiatives across the company that lowered our cost structure.

Cost of product as a percentage of product revenue was 89.2% in 2013 compared to 81.2% in 2012 and 75.7% in 2011. The increase in cost of product as a percentage of product revenue in 2013 was primarily attributable to merger and integration costs resulting from the Open Solutions acquisition, including a $30 million non-cash impairment charge related to the replacement of our Acumen® account processing system with DNA, an Open Solutions account processing system. The increase in cost of product as a percentage of product revenue in 2012 was primarily due to a decrease in high-margin software license sales, as well as an increase in postage pass-through revenue and expenses in our output solutions business, as compared to 2011.

Selling, general and administrative expenses increased $153 million, or 19%, and $29 million, or 4%, in 2013 and 2012, respectively, compared to the prior years. Selling, general and administrative expense as a percentage of total revenue was 20.3%, 18.6% and 18.5% in 2013, 2012 and 2011, respectively. The increase in selling, general and administrative expenses as a percentage of total revenue in 2013 was primarily due to higher acquired intangible amortization and merger and integration costs of $53 million attributable to our acquisition of Open Solutions.

Operating Income and Operating Margin

Total operating income increased $13 million, or 1%, in 2013 and $58 million, or 6%, in 2012 compared to the prior years. Operating margin decreased to 22.0% in 2013 from 23.6% in 2012 and increased in 2012 from 23.1% in 2011. The operating margin decline of 160 basis points in 2013 was due to increased operating losses of $125 million in our Corporate and Other segment, which negatively impacted our operating margin by 260 basis points due primarily to acquired intangible amortization and merger and integration costs of $115 million associated with the acquisition of Open Solutions. This negative impact was partially offset by positive margin increases in our Payments and Financial segments in 2013. The operating margin improvement of 50 basis points in 2012 was due in part to increased operating leverage in our recurring revenue businesses and operational effectiveness activities that lowered our cost structure.

Operating income in our Payments segment increased $45 million, or 7%, and $9 million, or 1%, in 2013 and 2012, respectively, compared to the prior years. Operating margins were 27.5%, 26.9% and 27.8% in 2013, 2012 and 2011, respectively, and increased 60 basis points in 2013 and decreased 90 basis points in 2012. The increases in operating income were primarily due to revenue growth and scale efficiencies in our card services business in 2013 and 2012, as well as our digital channels business in 2013. Payments segment operating margins were negatively impacted by a decrease in higher-margin software license revenue in both years, along with a discount on the renewal of a bill payment contract in 2013 and the loss of a client that was acquired by another financial institution in 2012. Operating margin in 2012 was also negatively impacted by increased expenses associated with the development, support and integration of new products and services, including Popmoney for person-to-person payments and Mobiliti for mobile banking and payment services.

Operating income in our Financial segment increased $93 million, or 14%, and $39 million, or 6%, in 2013 and 2012, respectively, compared to the prior years. Operating margin in 2013 improved slightly to 32.2% as compared to 2012, which improved to 32.0% from 30.6% in 2011. These improvements in operating income and margin in 2013 and 2012 were primarily due to scale efficiencies and operational effectiveness benefits, partially offset by the migration of an account processing client to its parent company’s account processing system in 2013 and a decrease in higher-margin software license revenue in 2012 as compared to 2011.

The operating loss in the Corporate and Other segment increased $125 million in 2013 and decreased $10 million in 2012 compared to the prior years. The increase in operating loss in 2013 was primarily attributable to merger and integration costs of $65 million resulting from the Open Solutions acquisition, including a $30 million non-cash impairment charge related to the replacement of our Acumen account processing system with DNA, an Open Solutions account processing system. In addition, amortization expenses increased by $50 million in 2013, primarily related to Open Solutions acquired intangible assets. The decrease in operating loss in 2012 was primarily due to reduced employee severance and merger and integration costs as compared to 2011.

Interest Expense

Interest expense decreased $10 million, or 6%, and $14 million, or 7%, in 2013 and 2012, respectively, compared to the prior years. These decreases were primarily due to lower average interest rates in 2013 and 2012 as compared to the prior years as a result of our debt refinancing activities. The interest expense decrease in 2013 was partially offset by additional debt assumed in connection with the acquisition of Open Solutions. In 2012, interest expense was negatively impacted by $4 million of expense associated with hedge ineffectiveness recognized upon the settlement of our forward-starting interest rate swap agreements (“Forward-Starting Swaps”) in September of 2012.

Interest and Investment Income

Interest and investment income decreased $6 million in 2013 as compared to 2012 due to a gain recognized on a sale of an investment in the prior year period.

Loss on Early Debt Extinguishment

In 2011, we issued $1.0 billion principal amount of senior notes in a public debt offering and used the proceeds to repay our senior notes which matured in November 2012. The premium paid on the early retirement of debt and other costs associated with the transaction resulted in pre-tax charges of $85 million in 2011.

Income Tax Provision

Our effective income tax rate for continuing operations was 36.5% in 2013, 34.0% in 2012 and 35.1% in 2011. The increase in the effective tax rate from 2012 to 2013 was primarily due to the income tax expense associated with our share of a gain on a partial divestiture of a subsidiary business by our unconsolidated affiliate, StoneRiver Group, L.P. (“StoneRiver”). The lower effective tax rate in 2012 compared to 2011 was primarily due to increased deductions resulting from federal tax planning initiatives, including the associated discrete tax benefits.

Income from Investment in Unconsolidated Affiliate

Our share of the income of StoneRiver, a joint venture in which we own a 49% interest, was $80 million, $11 million and $18 million in 2013, 2012 and 2011, respectively. The 2013 increase in income was due to our $71 million share of a gain on a partial divestiture of a subsidiary business by StoneRiver.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations related to Club Solutions and prior dispositions totaled $(2) million, $19 million and $(15) million in 2013, 2012 and 2011, respectively, and included income tax (expense) benefits of $(4) million, $(13) million and $11 million, respectively.

Net Income Per Share - Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $2.44 in 2013 compared to $2.15 in 2012 and $1.69 in 2011. Net income per share-diluted from continuing operations in 2013 was favorably impacted by $0.20 per share from our share of a gain on a partial divestiture of a subsidiary business by StoneRiver, offset by merger and integration costs of $0.20 per share incurred due to the acquisition of Open Solutions. Net income per share-diluted from continuing operations was negatively impacted by a loss on early debt extinguishment of $0.18 per share in 2011. The amortization of acquisition-related intangible assets also reduced net income per share-diluted from continuing operations by $0.51, $0.37 and $0.34 in 2013, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $400 million at December 31, 2013 and available borrowings under our revolving credit facility. The following table presents our operating cash flow and capital expenditure amounts for the years ended December 31, 2013 and 2012, respectively.

	Year Ended December 31,		Increase (Decrease)
(In millions)	2013	2012	$	%

Income from continuing operations	$650	$592	$58
Depreciation and amortization	403	350	53
Share-based compensation	46	44	2
Deferred income taxes	(9)	5	(14)
Income from investment in unconsolidated affiliate	(80)	(11)	(69)
Non-cash impairment charge	30	-	30
Dividends from unconsolidated affiliate	6	23	(17)
Settlement of interest rate hedge contracts	-	(88)	88
Net changes in working capital and other	(7)	(89)	82

Operating cash flow	$1,039	$826	$213	26%

Capital expenditures	$236	$193	$43	22%

Our net cash provided by operating activities, or operating cash flow, was $1,039 million in 2013, an increase of 26% compared with $826 million in 2012. This increase was primarily due to increased earnings, favorable working capital changes and a payment of $88 million for the settlement of Forward-Starting Swaps in 2012. In 2013, our working capital was positively impacted by timing of various cash payments and receipts and overall lower income tax payments compared to 2012. In addition, working capital was negatively impacted in 2012 by an increase in payments for discretionary and incentive-based employee compensation, including company 401(k) profit sharing contributions. Our current policy is to use our operating cash flow primarily to repay debt and to fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures in 2013 increased by $43 million compared to 2012 and were less than 5% of our total revenue in each year.

In the first quarter of 2013, we acquired Open Solutions for a cash purchase price of $16 million, net of cash acquired, and sold Club Solutions for $35 million in cash. In 2013 and 2012, we received cash dividends of $122 million and $55 million, respectively, from StoneRiver. The portions of these dividends that represented returns on our investment, $6 million in 2013 and $23 million in 2012, are reported in cash flows from operating activities.

Share Repurchases

We purchased $578 million and $634 million of our common stock in 2013 and 2012, respectively. On each of February 22, 2012 and August 5, 2013, our board of directors authorized the purchase of up to 20.0 million shares of our common stock. As of December 31, 2013, we had approximately 18.5 million shares remaining under this authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

	December 31,
(In millions)	2013	2012

Term loan	$900	$-
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	697
Revolving credit facility	-	280
Other borrowings	3	5

Long-term debt (including current maturities)	$3,848	$3,230

The acquisition of Open Solutions in January 2013 for a cash purchase price of $55 million and repayment of assumed debt of $960 million was funded utilizing a combination of available cash and existing availability under our revolving credit facility. In October 2013, we obtained a $900 million term loan under a new loan agreement with a syndicate of banks and used the net proceeds from the term loan to repay outstanding borrowings under our revolving credit facility. At December 31, 2013, our long-term debt consisted primarily of $2.95 billion of senior notes and $900 million of term loan borrowings. We were in compliance with all financial debt covenants in 2013.

Term Loan

On October 25, 2013, we obtained a $900 million term loan under a new loan agreement with a syndicate of banks. This term loan bears interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on our long-term debt rating in effect from time to time, and matures in October 2018. The weighted average variable interest rate on the term loan borrowings was 1.4% at December 31, 2013. Scheduled principal payments of $90 million are due on the last business day of December of each year, commencing on

December 31, 2014, with the remaining principal balance of $540 million due in October 2018. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below.

Revolving Credit Facility

In connection with the term loan financing described above, on October 25, 2013, we entered into an amendment to our existing $2.0 billion revolving credit agreement with a syndicate of banks that conformed certain of its provisions to those in the new term loan agreement and extended its maturity to October 25, 2018. The revolving credit facility was previously scheduled to expire on August 1, 2017. Borrowings under the amended revolving credit facility bear interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on our long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements. As of December 31, 2013, there were no borrowings outstanding under the facility. The revolving credit facility contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.

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

Interest Rate Hedge Contracts

To manage exposure to fluctuations in interest rates, we maintained Forward-Starting Swaps, designated as cash flow hedges, with a total notional value of $550 million to hedge against changes in interest rates applicable to forecasted five-year and ten-year fixed rate borrowings. Upon the issuance of senior notes in September 2012, we paid $88 million, included in cash flows from operating activities, to settle the Forward-Starting Swaps and recognized approximately $4 million of interest expense due to hedge ineffectiveness. The remaining $84 million was recorded in accumulated other comprehensive loss, net of income taxes of $33 million, and is being recognized as interest expense over the terms of the originally forecasted interest payments. In addition, we maintained interest rate swap agreements (“Swaps”) that expired in September of 2012, designated as cash flow hedges, with a total notional value of $1.0 billion to hedge against changes in interest rates on floating rate term loan borrowings. There were no Forward-Starting Swaps or Swaps outstanding as of December 31, 2013.

Other

Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2013, we had a credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB- with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities.

The interest rates payable on our senior notes, term loan and revolving credit facility are subject to adjustment from time to time if Moody’s or S&P changes the debt rating applicable to the notes. If the ratings from Moody’s or S&P decrease below investment grade, the per annum interest rates are subject to increase by up to two percent. In no event will the total increase in the per annum interest rates exceed two percent above the original interest rates, nor will the per annum interest rate be reduced below the original interest rate applicable to the senior notes.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing, other than letters of credit. The following table details our contractual cash obligations at December 31, 2013:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest (1) (2)	$4,588	$231	$1,334	$1,304	$1,719
Minimum operating lease payments (1)	333	83	132	70	48
Purchase obligations (1)	251	112	107	24	8
Income tax obligations	60	16	24	15	5

Total	$5,232	$442	$1,597	$1,413	$1,780

(1)	Interest, operating lease and purchase obligations are reported on a pre-tax basis.
(2)	The calculations assume that only mandatory debt repayments are made, no refinancing occurs and the variable rate on the term loan is priced at the rate in effect as of December 31, 2013.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, currency exchange rates, indices, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are exposed primarily to interest rate risk and market price risk on outstanding debt, investments of subscriber funds and foreign currency. Our senior management actively monitors these risks.

In connection with processing electronic payments transactions, the funds we receive from subscribers are invested from the time we collect the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds are not included in our consolidated balance sheets and can fluctuate significantly based on consumer bill payment and debit card activity. Based on daily average subscriber funds balances during 2013 of approximately $1.0 billion, a 1% increase in applicable interest rates would increase our annual pre-tax income by approximately $10 million, and if applicable interest rates decreased to zero, our annual pre-tax income would decrease by less than $5 million.

We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. We have also used interest rate hedge contracts. We previously maintained interest rate swap agreements with total notional values of $1.0 billion and forward-starting swaps with a total notional value of $550 million to partially hedge our exposure to interest rate changes and to control financing costs. All interest rate hedge contracts were settled or expired in September 2012. Based on our outstanding debt with variable interest rates at December 31, 2013, a 1% increase in our borrowing rate would increase annual interest expense in 2014 by approximately $9 million.

We conduct business in the United States and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar denominated foreign investments and foreign currency transactions. We have entered into foreign currency forward exchange contracts with total notional values of approximately $53 million to hedge foreign currency exposure to the Indian Rupee. In 2013, approximately 7% of our total revenue was from clients in foreign countries. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at December 31, 2013, there would not have been a material adverse impact on our annual income from continuing operations or financial position.

Item 8. Financial	Statements and Supplementary Data

Fiserv, Inc.

Consolidated Statements of Income

In millions, except per share data Year ended December 31,	2013	2012	2011

Revenue:
Processing and services	$4,035	$3,663	$3,495
Product	779	773	794

Total revenue	4,814	4,436	4,289

Expenses:
Cost of processing and services	2,081	1,936	1,903
Cost of product	695	628	601
Selling, general and administrative	977	824	795

Total expenses	3,753	3,388	3,299

Operating income	1,061	1,048	990
Interest expense	(164)	(174)	(188)
Interest and investment income	1	7	6
Loss on early debt extinguishment	-	-	(85)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	898	881	723
Income tax provision	(328)	(300)	(254)
Income from investment in unconsolidated affiliate	80	11	18

Income from continuing operations	650	592	487
(Loss) income from discontinued operations, net of income taxes	(2)	19	(15)

Net income	$648	$611	$472

Net income (loss) per share - basic:
Continuing operations	$2.48	$2.18	$1.71
Discontinued operations	(0.01)	0.07	(0.05)

Total	$2.47	$2.25	$1.66

Net income (loss) per share - diluted:
Continuing operations	$2.44	$2.15	$1.69
Discontinued operations	(0.01)	0.07	(0.05)

Total	$2.44	$2.22	$1.64

Shares used in computing net income (loss) per share:
Basic	262.4	271.6	285.1
Diluted	266.1	275.0	288.4

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Comprehensive Income

In millions Year ended December 31,	2013	2012	2011

Net income	$648	$611	$472
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income taxes of $1 million, $8 million and $34 million	(1)	(12)	(51)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income taxes of $6 million, $17 million and $21 million	9	26	31
Foreign currency translation	(8)	4	(8)

Total other comprehensive income (loss)	-	18	(28)

Comprehensive income	$648	$629	$444

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Balance Sheets

In millions December 31,	2013	2012

Assets
Cash and cash equivalents	$400	$358
Trade accounts receivable, less allowance for doubtful accounts	751	661
Deferred income taxes	55	42
Prepaid expenses and other current assets	366	349
Assets of discontinued operations	-	33

Total current assets	1,572	1,443

Property and equipment, net	266	248
Intangible assets, net	2,142	1,744
Goodwill	5,216	4,705
Other long-term assets	317	357

Total assets	$9,513	$8,497

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$756	$721
Current maturities of long-term debt	92	2
Deferred revenue	484	379
Liabilities of discontinued operations	-	3

Total current liabilities	1,332	1,105
Long-term debt	3,756	3,228
Deferred income taxes	713	638
Other long-term liabilities	127	109

Total liabilities	5,928	5,080

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value: 25.0 million shares authorized; none issued	-	-
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	844	802
Accumulated other comprehensive loss	(60)	(60)
Retained earnings	6,598	5,950
Treasury stock, at cost, 139.0 million and 128.8 million shares	(3,801)	(3,279)

Total shareholders’ equity	3,585	3,417

Total liabilities and shareholders’ equity	$9,513	$8,497

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
In millions	Shares	Amount				Shares	Amount

Balance at January 1, 2011	396	$4	$748	$(50)	$4,867	102	$(2,340)
Net income					472
Other comprehensive loss				(28)
Share-based compensation			39
Shares issued under stock plans including income tax benefits			(12)			(4)	91
Purchases of treasury stock						18	(533)

Balance at December 31, 2011	396	4	775	(78)	5,339	116	(2,782)
Net income					611
Other comprehensive income				18
Share-based compensation			44
Shares issued under stock plans including income tax benefits			(17)			(5)	128
Purchases of treasury stock						18	(625)

Balance at December 31, 2012	396	4	802	(60)	5,950	129	(3,279)
Net income					648
Share-based compensation			46
Shares issued under stock plans including income tax benefits			(4)			(3)	65
Purchases of treasury stock						13	(587)

Balance at December 31, 2013	396	$4	$844	$(60)	$6,598	139	$(3,801)

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Cash Flows

In millions Year ended December 31,	2013	2012	2011

Cash flows from operating activities:
Net income	$648	$611	$472
Adjustment for discontinued operations	2	(19)	15
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	193	190	190
Amortization of acquisition-related intangible assets	210	160	155
Share-based compensation	46	44	39
Deferred income taxes	(9)	5	29
Income from investment in unconsolidated affiliate	(80)	(11)	(18)
Non-cash impairment charge	30	-	-
Dividends from unconsolidated affiliate	6	23	12
Settlement of interest rate hedge contracts	-	(88)	(6)
Loss on early debt extinguishment	-	-	85
Other non-cash items	(11)	(11)	(8)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(47)	(12)	(83)
Prepaid expenses and other assets	(48)	(85)	(26)
Accounts payable and other liabilities	37	-	79
Deferred revenue	62	19	10

Net cash provided by operating activities from continuing operations	1,039	826	945

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(236)	(193)	(190)
Payments for acquisitions of businesses, net of cash acquired	(30)	-	(511)
Dividends from unconsolidated affiliate	116	32	42
Net proceeds from sale (purchases) of investments	4	28	(4)
Other investing activities	(2)	(3)	-

Net cash used in investing activities from continuing operations	(148)	(136)	(663)

Cash flows from financing activities:
Proceeds from long-term debt	2,252	1,469	1,189
Repayments of long-term debt, including premium and costs	(2,590)	(1,642)	(1,226)
Issuance of treasury stock	49	96	73
Purchases of treasury stock	(578)	(634)	(533)
Other financing activities	(6)	5	(1)

Net cash used in financing activities from continuing operations	(873)	(706)	(498)

Net change in cash and cash equivalents from continuing operations	18	(16)	(216)
Net cash flows from (to) discontinued operations	24	37	(10)
Beginning balance	358	337	563

Ending balance	$400	$358	$337

Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(11)	$39	$(9)
Net cash provided by (used in) investing activities	35	(2)	(1)

Net change in cash and cash equivalents from discontinued operations	24	37	(10)
Net cash flows (to) from continuing operations	(24)	(37)	10
Beginning balance - discontinued operations	-	-	-

Ending balance - discontinued operations	$-	$-	$-

See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

Description of the Business

Fiserv, Inc. and its subsidiaries (collectively, the “Company”) provide financial services technology to clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants and government agencies. The Company provides account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. The Company is principally located in the United States where it operates data and transaction processing centers, provides technology support, develops software and payment solutions, and offers consulting services.

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

Stock Split

On November 20, 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock and a proportionate increase in the number of its authorized shares of common stock. The additional shares were distributed on December 16, 2013 to shareholders of record at the close of business on December 2, 2013. The Company’s common stock began trading at the split-adjusted price on December 17, 2013. All share and per share amounts are retroactively presented on a split-adjusted basis. The impact on the consolidated balance sheets of the stock split was an increase of $2 million to common stock and an offsetting reduction in additional paid-in capital, which has been retroactively restated.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of debt is described in Note 5 and was estimated using discounted cash flows based on quoted prices in active markets (level 2 of the fair value hierarchy) or the Company’s current incremental borrowing rates (level 3 of the fair value hierarchy).

Derivatives

Derivatives are recorded on the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the fair value hedge is effective, there is an offsetting adjustment to the basis of the item being hedged. Ineffective portions of changes in the fair value of hedges are recognized in earnings. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes.

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

Product revenue is primarily derived from software license sales, which represent less than 5% of total revenue, and integrated print and card production sales. For software license agreements that do not require significant customization or modification, the Company recognizes software license revenue upon delivery, assuming persuasive evidence of an arrangement exists, the license fee is fixed or determinable, and collection is reasonably assured. Arrangements with customers that include significant customization, modification or production of software are accounted for under contract accounting, with the revenue being recognized using the percentage-of-completion method.

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

Allowance for Doubtful Accounts

The Company analyzes the collectibility of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $15 million and $9 million at December 31, 2013 and 2012, respectively.

Prepaid Expenses

Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $122 million and $97 million at December 31, 2013 and 2012, respectively.

Settlement Assets and Obligations

Settlement assets of $189 million and $222 million were included in prepaid expenses and other current assets at December 31, 2013 and 2012, respectively, and settlement obligations of $184 million and $216 million were included in accrued expenses at December 31, 2013 and 2012, respectively. Settlement assets and obligations result from timing differences between collection and fulfillment of payment transactions primarily associated with the Company’s walk-in and expedited bill payment service businesses. Settlement assets represent cash received or amounts receivable from agents, payment networks or directly from consumers. Settlement obligations represent amounts payable to clients and payees.

Property and Equipment

Property and equipment are reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2013	2012

Land	-	$23	$23
Data processing equipment	3 to 7 years	587	539
Buildings and leasehold improvements	5 to 40 years	202	193
Furniture and equipment	3 to 10 years	140	138

		952	893
Less: accumulated depreciation		(686)	(645)

Total		$266	$248

Depreciation expense for all property and equipment totaled $70 million, $72 million and $78 million in 2013, 2012 and 2011, respectively.

Intangible Assets

Intangible assets consisted of the following at December 31:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2013

Customer related intangible assets	$2,155	$667	$1,488
Acquired software and technology	493	289	204
Trade names	120	39	81
Capitalized software development costs	635	348	287
Purchased software	277	195	82

Total	$3,680	$1,538	$2,142

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2012

Customer related intangible assets	$1,695	$534	$1,161
Acquired software and technology	378	222	156
Trade names	114	29	85
Capitalized software development costs	667	398	269
Purchased software	325	252	73

Total	$3,179	$1,435	$1,744

Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 10 to 20 years. Acquired software and technology represents software and technology intangible assets obtained as part of acquired businesses and are amortized over their estimated useful lives, generally four to eight years. Trade names are amortized over their estimated useful lives, generally 10 to 20 years. Amortization expense for acquired intangible assets, which include customer related intangible assets, acquired software and technology and trade names, totaled $210 million, $160 million and $155 million in 2013, 2012 and 2011, respectively.

The Company continually develops, maintains and enhances its products and systems. In each of 2013, 2012 and 2011, product development expenditures represented approximately 9% of the Company’s total revenue. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.

Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Capitalized software development costs are amortized over their estimated useful lives, generally five years. Gross software development costs capitalized for new products and enhancements to existing products totaled $120 million, $102 million and $91 million in 2013, 2012 and 2011, respectively. Amortization of previously capitalized software development costs that have been placed into service was $72 million, $73 million and $66 million in 2013, 2012 and 2011, respectively. During 2013, the Company incurred a $30 million non-cash impairment charge to capitalized software development costs as a result of the acquisition of Open Solutions, Inc. (“Open Solutions”). See Note 2.

Purchased software represents software licenses purchased from third parties and is amortized over their estimated useful lives, generally three to five years. Amortization of purchased software totaled $32 million, $34 million and $38 million in 2013, 2012 and 2011, respectively.

The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at December 31, 2013 will be approximately $200 million in 2014, $190 million in 2015, $150 million in 2016 and $140 million in 2017 and 2018. Annual amortization expense in 2014 with respect to capitalized and purchased software recorded at December 31, 2013 is estimated to approximate $110 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level or one level below. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting units are less than their respective carrying values. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step quantitative impairment test by comparing reporting unit carrying values to estimated fair values. No impairment was identified in the Company’s annual impairment assessment in the fourth quarter of 2013 as the estimated fair values of the respective reporting units substantially exceeded the carrying values. In addition, there is no accumulated impairment loss through December 31, 2013. The changes in goodwill during 2013 and 2012 were as follows:

(In millions)	Payments	Financial	Total

Goodwill - December 31, 2011	$3,443	$1,263	$4,706
Purchase accounting adjustments	(1)	-	(1)

Goodwill - December 31, 2012	3,442	1,263	4,705
Acquired goodwill	2	517	519
Foreign currency adjustments and other	-	(8)	(8)

Goodwill - December 31, 2013	$3,444	$1,772	$5,216

Asset Impairment

The Company reviews property and equipment, intangible assets and its investment in unconsolidated affiliate for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reviews capitalized software development costs for impairment at each balance sheet date. Recoverability of property and equipment, capitalized software development costs, and intangible assets is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. The Company’s investment in unconsolidated affiliate is assessed by comparing the carrying amount of the investment to its estimated fair value and is impaired if any decline in fair value is determined to be other than temporary. Measurement of any impairment loss is based on estimated fair value.

Deferred Financing Costs

Deferred financing costs related to the Company’s long-term debt totaled $50 million and $47 million at December 31, 2013 and 2012, respectively. Accumulated amortization was $26 million and $21 million at December 31, 2013 and 2012, respectively. Deferred financing costs are reported in other long-term assets in the consolidated balance sheets and are amortized over the term of the underlying debt using the interest method as a component of interest expense.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

(In millions)	2013	2012

Trade accounts payable	$67	$97
Settlement obligations	184	216
Client deposits	190	147
Accrued compensation and benefits	165	144
Other accrued expenses	150	117

Total	$756	$721

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(57)	$(1)	$(2)	$(60)
Other comprehensive loss before reclassifications	(1)	(8)	-	(9)
Amounts reclassified from accumulated other comprehensive loss	9	-	-	9

Net current-period other comprehensive income (loss)	8	(8)	-	-

Balance at December 31, 2013	$(49)	$(9)	$(2)	$(60)

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options and restricted stock units and are computed using the treasury stock method. In 2013, 2012 and 2011, the Company excluded 1.5 million, 1.7 million and 1.8 million weighted-average shares, respectively, from the calculations of common stock equivalents for anti-dilutive stock options.

The computation of shares used in calculating basic and diluted net income per share is as follows:

(In millions)	2013	2012	2011

Weighted-average common shares outstanding used for the calculation of net income per share - basic	262.4	271.6	285.1
Common stock equivalents	3.7	3.4	3.3

Total shares used for the calculation of net income per share - diluted	266.1	275.0	288.4

Supplemental Cash Flow Information

(In millions)	2013	2012	2011

Interest paid	$165	$158	$183
Income taxes paid from continuing operations	299	321	195
Liabilities assumed in acquisitions of businesses	1,176	-	18
Treasury stock purchases settled the following year	9	-	9

2. Acquisitions

Open Solutions

On January 14, 2013, the Company acquired Open Solutions, a provider of account processing technology for financial institutions, for a cash purchase price of $55 million and the assumption of approximately $960 million of debt. This acquisition, included within the Financial segment, advanced the Company’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which the Company can provide its broad array of add-on products and services.

The allocation of purchase price recorded for Open Solutions was as follows:

(In millions)

Cash and cash equivalents	$39
Trade accounts receivable	41
Deferred income tax assets	29
Prepaid expenses and other assets	30
Intangible assets	571
Goodwill	517
Accounts payable and other liabilities	(140)
Long-term debt	(958)
Deferred income tax liabilities	(74)

Total cash purchase price	$55

The cash purchase price and repayment of assumed debt were funded utilizing a combination of available cash and existing availability under the Company’s revolving credit facility. During 2013, the Company finalized the purchase price allocation based upon final valuations of intangible assets and identified tax assets. The final purchase price allocation did not materially change from the preliminary allocation. The purchase price allocation resulted in goodwill, included within the Financial segment, of approximately $517 million, of which $161 million is deductible for tax purposes. Such goodwill is primarily attributable to synergies with the products and services that Open Solutions provides and the anticipated value created by selling the Company’s products and services to Open Solutions existing client base. The values allocated to intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted- Average Useful Life

Customer related intangible assets	$460	20 years
Acquired software and technology	105	7 years
Trade name	6	10 years

	$571

In 2013, the results of operations for Open Solutions, $270 million of revenue and $12 million of operating income, which includes purchase accounting adjustments such as deferred revenue measured at fair value and acquired intangible asset amortization, have been included within the Company’s consolidated statement of income from the date of acquisition. As a result of the acquisition, the Company has incurred merger and integration costs, including a $30 million non-cash impairment charge related to the Company’s decision to replace its Acumen account processing system with DNA, an Open Solutions account processing system. The Acumen system costs were recorded as capitalized software development costs and included in the Financial segment assets. The related impairment charge was recorded in cost of product within the Corporate and Other segment in the first quarter of 2013. The acquired intangible asset amortization and non-cash impairment charge were recorded within the Corporate and Other segment as these charges are excluded from the Company’s measure of the Financial segment’s operating performance.

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

(In millions, except per share data)	(Pro Forma Unaudited) 2012

Total revenue	$4,764
Income from continuing operations	$602
Net income	$621
Net income per share - basic	$2.29
Net income per share - diluted	$2.26

Other Acquisitions

In the third quarter of 2011, the Company acquired CashEdge Inc. (“CashEdge”), a leading provider of consumer and business payments solutions such as account-to-account transfer, account opening and funding, data aggregation, small business invoicing and payments, and person-to-person payments, for approximately $460 million, net of cash acquired. The acquisition of CashEdge has advanced the Company’s digital payments strategies.

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

3. Discontinued Operations

On March 14, 2013, the Company sold its club solutions business (“Club Solutions”) for approximately $35 million in cash. The assets, liabilities, results of operations and cash flows of Club Solutions, which were previously included within the Payments segment, have been reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. During 2013, Club Solutions revenue was $10 million, and the Company recognized a $4 million loss, net of income taxes, on the sale of the business. Club Solutions revenue was $46 million and $48 million in 2012 and 2011, respectively. The assets of discontinued operations at December 31, 2012 primarily consist of certain intangible assets, including software, customer related intangibles and goodwill.

4. Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $39 million and $78 million at December 31, 2013 and 2012, respectively, and was reported within other long-term assets in the consolidated balance sheets. In 2013, 2012 and 2011, the Company received cash dividends from StoneRiver of $122 million, $55 million, and $54 million, respectively, which were recorded as reductions in the Company’s investment in StoneRiver. A portion of the dividends, $6 million in 2013, $23 million in 2012 and $12 million in 2011, represented a return on the Company’s investment and were reported in cash flows from operating activities.

In the fourth quarter of 2013, StoneRiver completed a transaction which reduced its ownership interest in a subsidiary business, resulting in a significant gain associated with the deconsolidation. The Company’s share of the gain on the transaction of $71 million was recorded within income from investment in unconsolidated affiliate, with the related income tax expense of $17 million recorded through the income tax provision, in the accompanying consolidated statement of income. As a result of the transaction gain, the significance of income from the Company’s investment in unconsolidated affiliate increased. Accordingly, as required by Regulation S-X, Rule 4-08(g), summarized StoneRiver financial information is as follows:

(In millions)	2013	2012	2011

Statements of income for the years ended December 31,
Total revenue	$732	$806	$826
Operating income	24	47	42
Income from continuing operations	243	18	16
Net income	243	16	23

Balance sheet as of December 31,
Current assets	$74	$175
Noncurrent assets	629	576
Current liabilities	97	195
Noncurrent liabilities	527	421
Noncontrolling interest	-	17

5. Long-Term Debt

The Company’s long-term debt consisted of the following at December 31:

(In millions)	2013	2012

Term loan	$900	$-
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	697
Revolving credit facility	-	280
Other borrowings	3	5

Total debt	3,848	3,230
Less: current maturities	(92)	(2)

Long-term debt	$3,756	$3,228

The estimated fair value of total debt was $3.9 billion and $3.5 billion at December 31, 2013 and 2012, respectively. The Company was in compliance with all financial debt covenants in 2013. Annual maturities of the Company’s total debt were as follows at December 31, 2013 (in millions):

Year ending December 31,

2014	$92
2015	391
2016	690
2017	590
2018	540
Thereafter	1,545

Total	$3,848

Term Loan

On October 25, 2013, the Company obtained a $900 million term loan under a new loan agreement with a syndicate of banks. This term loan bears interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on the Company’s long-term debt rating in effect from time to time, and matures in October 2018. The weighted average variable interest rate on the term loan borrowings was 1.4% at December 31, 2013. Scheduled principal payments of $90 million are due on the last business day of December of each year, commencing on December 31, 2014, with the remaining principal balance of $540 million due in October 2018. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below. The Company used the net proceeds from the term loan to repay outstanding borrowings under the revolving credit facility.

Revolving Credit Facility

In connection with the term loan financing described above, on October 25, 2013, the Company entered into an amendment to its existing $2.0 billion revolving credit agreement with a syndicate of banks that conformed certain of its provisions to those in the new term loan agreement and extended its maturity to October 25, 2018.

The revolving credit facility was previously scheduled to expire on August 1, 2017. Borrowings under the amended revolving credit facility bear interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on the Company’s long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements. As of December 31, 2013, there were no borrowings outstanding under the facility. The revolving credit facility contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.

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

In June 2011, the Company purchased $700 million aggregate principal amount of its 6.125% senior notes due in November 2012 in a tender offer for $754 million, and in July 2011, the Company redeemed the remaining $300 million aggregate principal amount of these notes for $322 million. The Company recorded a pre-tax loss on early debt extinguishment for the premiums paid and other costs associated with these transactions of $85 million in 2011.

6. Derivative Hedge Contracts

The Company maintained forward-starting interest rate swap agreements (“Forward-Starting Swaps”), designated as cash flow hedges, with a total notional value of $550 million to hedge against changes in interest rates applicable to forecasted five-year and ten-year fixed rate borrowings. Upon the issuance of senior notes in September 2012, the Company paid $88 million, included in cash flows from operating activities, to settle the Forward-Starting Swaps and recognized approximately $4 million of interest expense due to hedge ineffectiveness. The remaining $84 million was recorded in accumulated other comprehensive loss, net of income taxes of $33 million, and is being recognized as interest expense over the terms of the originally forecasted interest payments.

The Company also maintained interest rate swap agreements (“Swaps”), designated as cash flow hedges, with a total notional value of $1.0 billion to hedge against changes in interest rates on floating rate term loan borrowings. The Swaps, which expired in September 2012, effectively fixed the interest rate on floating rate term loan borrowings. In 2012 and 2011, interest expense recognized due to hedge ineffectiveness on the Swaps was not significant, and no amounts were excluded from the assessment of hedge effectiveness. There were no Forward-Starting Swaps or Swaps outstanding as of December 31, 2013.

The components of other comprehensive income pertaining to interest rate hedge contracts are presented in the consolidated statements of comprehensive income. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2013, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

In connection with its issuance of senior notes in 2011, the Company entered into a series of treasury lock agreements (“Treasury Locks”), which were designated as cash flow hedges, with total notional values of $600 million to hedge against changes in interest rates. Upon issuance of these senior notes, the Company paid $6 million to settle the Treasury Locks. This payment was included in cash flows from operating activities, was recorded in accumulated other comprehensive loss, net of income taxes of $2 million, and is being recognized as interest expense over the terms of the senior notes.

The Company has entered into foreign currency forward exchange contracts to hedge foreign currency exposure to the Indian Rupee. As of December 31, 2013, the notional amount of these cash flow hedge derivatives was approximately $53 million, and the fair value totaling approximately $1 million was recorded in current liabilities and in accumulated other comprehensive loss, net of income taxes, in the consolidated balance sheet.

7. Income Taxes

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	2013	2012	2011

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.5%	2.5%	2.2%
Unconsolidated affiliate tax	1.9%	-	-
Other, net	(2.9%)	(3.5%)	(2.1%)

Effective income tax rate	36.5%	34.0%	35.1%

The income tax provision for continuing operations was as follows:

(In millions)	2013	2012	2011

Current:
Federal	$290	$250	$199
State	35	36	18
Foreign	12	9	8

	337	295	225

Deferred:
Federal	(12)	3	21
State	1	-	5
Foreign	2	2	3

	(9)	5	29

Income tax provision	$328	$300	$254

Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2013	2012

Accrued expenses	$35	$27
Interest rate hedge contracts	34	38
Share-based compensation	41	36
Net operating loss and credit carry-forwards	158	73
Deferred revenue	40	6
Other	16	23

Subtotal	324	203
Valuation allowance	(42)	(17)

Total deferred tax assets	282	186

Capital software development costs	(109)	(102)
Intangible assets	(763)	(609)
Property and equipment	(31)	(46)
Other	(37)	(25)

Total deferred tax liabilities	(940)	(782)

Total	$(658)	$(596)

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2013	2012

Current assets	$55	$42
Noncurrent liabilities	(713)	(638)

Total	$(658)	$(596)

Unrecognized tax benefits were as follows:

(In millions)	2013	2012	2011

Unrecognized tax benefits - Beginning of year	$56	$27	$41
Increases for tax positions taken during the current year	9	12	5
Increases for tax positions taken in prior years	6	19	2
Decreases for tax positions taken in prior years	(7)	-	(7)
Decreases for settlements	(2)	(1)	(5)
Lapse of the statute of limitations	(2)	(1)	(9)

Unrecognized tax benefits - End of year	$60	$56	$27

At December 31, 2013 and 2012, unrecognized tax benefits of $49 million and $45 million, respectively, net of federal and state benefits, would affect the effective income tax rate from continuing operations if recognized. In 2014, reductions to unrecognized tax benefits for decreases in tax positions taken in prior years, settlements and the lapse of statutes of limitations are estimated to total approximately $16 million. The Company classifies interest expense and penalties related to income taxes as components of its income tax provision. The income tax provision from continuing operations included interest expense and penalties on unrecognized tax benefits of less than $1 million in each of 2013, 2012 and 2011. Accrued interest expense and penalties related to unrecognized tax benefits totaled $4 million and $6 million at December 31, 2013 and 2012, respectively.

The Company’s federal tax returns for 2006 through 2013 and tax returns in certain states and foreign jurisdictions for 2006 through 2013 remain subject to examination by taxing authorities. At December 31, 2013, the Company had federal net operating loss carry-forwards of $286 million, which expire in 2014 through 2031, state net operating loss carry-forwards of $627 million, which expire in 2014 through 2033, and foreign net operating loss carry-forwards of $70 million, $46 million of which expire in 2017 through 2033 and the remainder of which do not expire.

8. Employee Stock and Savings Plans

Stock Plans

The Company recognizes the fair value of share-based compensation awards granted to employees in cost of processing and services, cost of product and selling, general and administrative expense in its consolidated statements of income.

The Company’s share-based compensation primarily consists of the following:

Stock Options – The Company generally grants stock options to employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant, which are typically in the first quarter of the year. Stock options generally vest over a three-year period beginning on the first anniversary of the grant. All stock options expire ten years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period of the stock option award.

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

Share-based compensation expense was $46 million in 2013, $44 million in 2012 and $39 million in 2011. The income tax benefits related to share-based compensation totaled $16 million, $15 million and $14 million in 2013, 2012 and 2011, respectively. At December 31, 2013, the total remaining unrecognized compensation cost for unvested stock options and restricted stock units, net of estimated forfeitures, of $69 million is expected to be recognized over a weighted-average period of 2.5 years.

The weighted-average estimated fair value of stock options granted during 2013, 2012 and 2011 was $13.00, $10.86 and $11.34 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2013	2012	2011

Expected life (in years)	6.4	6.5	6.6
Average risk-free interest rate	0.9%	1.3%	2.9%
Expected volatility	29.9%	31.1%	31.0%
Expected dividend yield	0%	0%	0%

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

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2012	9,536	$25.89
Granted	2,049	41.46
Forfeited	(208)	36.22
Exercised	(1,297)	24.89

Stock options outstanding - December 31, 2013	10,080	$28.97	6.1	$303

Stock options exercisable - December 31, 2013	6,497	$24.41	4.7	$225

A summary of restricted stock unit activity is as follows:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value

Restricted stock units - December 31, 2012	2,120	$28.17
Granted	977	41.90
Forfeited	(204)	31.44
Vested	(736)	25.30

Restricted stock units - December 31, 2013	2,157	$34.92

The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2013	2012	2011

Total intrinsic value of stock options exercised	$27	$51	$26
Cash received from stock option exercises	32	80	54
Gross income tax benefit from stock option exercises	10	20	10
Fair value of restricted stock units upon vesting	31	29	18

As of December 31, 2013, 22.9 million share-based awards were available for grant under the Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.7 million, 0.8 million and 0.9 million shares in 2013, 2012 and 2011, respectively. As of January 1, 2014, there were 7.0 million shares available for issuance under the employee stock purchase plan.

Employee Savings Plans

The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries, subject to certain limitations. The Company makes matching contributions, subject to certain limitations, and makes discretionary contributions based upon the attainment of specified financial results. Expenses for company contributions under these plans totaled $36 million, $33 million and $38 million in 2013, 2012 and 2011, respectively.

9. Leases, Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2013 (in millions):

Year ending December 31,

2014	$83
2015	76
2016	56
2017	41
2018	29
Thereafter	48

Total	$333

Rent expense for all operating leases was $105 million, $110 million and $113 million during 2013, 2012 and 2011, respectively.

Commitments and Contingencies

Litigation

In the normal course of business, the Company and its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material effect on the Company’s consolidated financial statements.

Electronic Payments Transactions

In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.7 billion at December 31, 2013.

Indemnifications and Warranties

Subject to limitations and exclusions, the Company generally indemnifies its clients from certain costs resulting from claims of patent, copyright or trademark infringement associated with its clients’ use of the Company’s products or services. The Company may also warrant to clients that its products and services will operate substantially in accordance with identified specifications. From time to time, in connection with sales of businesses, the Company agrees to indemnify the buyers for liabilities associated with the businesses that are sold. Payments, net of recoveries, under such indemnification or warranty provisions were not material to the Company’s results of operations or financial position.

10. Business Segment Information

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

(In millions)	Payments	Financial	Corporate and Other	Total

2013
Processing and services revenue	$1,902	$2,143	$(10)	$4,035
Product revenue	650	166	(37)	779

Total revenue	2,552	2,309	(47)	4,814
Operating income	702	745	(386)	1,061
Total assets	5,985	3,220	308	9,513
Capital expenditures	131	87	18	236
Depreciation and amortization expense	93	71	239	403

2012
Processing and services revenue	$1,788	$1,887	$(12)	$3,663
Product revenue	655	153	(35)	773

Total revenue	2,443	2,040	(47)	4,436
Operating income	657	652	(261)	1,048
Total assets	6,109	2,094	294	8,497
Capital expenditures	107	76	10	193
Depreciation and amortization expense	97	73	180	350

2011
Processing and services revenue	$1,688	$1,820	$(13)	$3,495
Product revenue	645	184	(35)	794

Total revenue	2,333	2,004	(48)	4,289
Operating income	648	613	(271)	990
Total assets	6,092	2,131	325	8,548
Capital expenditures	96	80	14	190
Depreciation and amortization expense	93	81	171	345

Revenue to clients outside the United States comprised approximately 7% of total revenue in each of 2013, 2012 and 2011.

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

Condensed Consolidating Statement of Income and Comprehensive Income

Year ended December 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,919	$1,281	$(165)	$4,035
Product	-	734	109	(64)	779

Total revenue	-	3,653	1,390	(229)	4,814

Expenses:
Cost of processing and services	-	1,481	765	(165)	2,081
Cost of product	-	667	92	(64)	695
Selling, general and administrative	110	632	235	-	977

Total expenses	110	2,780	1,092	(229)	3,753

Operating income (loss)	(110)	873	298	-	1,061
Interest expense, net	(129)	(20)	(14)	-	(163)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(239)	853	284	-	898
Income tax (provision) benefit	102	(327)	(103)	-	(328)
Income from investment in unconsolidated affiliate	-	80	-	-	80
Equity in earnings of consolidated affiliates	787	-	-	(787)	-

Income from continuing operations	650	606	181	(787)	650
Loss from discontinued operations, net of income taxes	(2)	-	-	-	(2)

Net income	$648	$606	$181	$(787)	$648

Comprehensive income	$648	$606	$173	$(779)	$648

Condensed Consolidating Statement of Income and Comprehensive Income

Year ended December 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,596	$1,226	$(159)	$3,663
Product	-	717	114	(58)	773

Total revenue	-	3,313	1,340	(217)	4,436

Expenses:
Cost of processing and services	-	1,385	710	(159)	1,936
Cost of product	-	615	71	(58)	628
Selling, general and administrative	104	499	221	-	824

Total expenses	104	2,499	1,002	(217)	3,388

Operating income (loss)	(104)	814	338	-	1,048
Interest expense, net	(104)	(57)	(6)	-	(167)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(208)	757	332	-	881
Income tax (provision) benefit	103	(280)	(123)	-	(300)
Income from investment in unconsolidated affiliate	-	11	-	-	11
Equity in earnings of consolidated affiliates	697	-	-	(697)	-

Income from continuing operations	592	488	209	(697)	592
Income from discontinued operations, net of income taxes	19	5	-	(5)	19

Net income	$611	$493	$209	$(702)	$611

Comprehensive income	$629	$493	$213	$(706)	$629

Condensed Consolidating Statement of Income and Comprehensive Income

Year ended December 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,534	$1,094	$(133)	$3,495
Product	-	709	147	(62)	794

Total revenue	-	3,243	1,241	(195)	4,289

Expenses:
Cost of processing and services	-	1,389	647	(133)	1,903
Cost of product	-	572	91	(62)	601
Selling, general and administrative	95	490	210	-	795

Total expenses	95	2,451	948	(195)	3,299

Operating income (loss)	(95)	792	293	-	990
Interest expense, net	(140)	(33)	(9)	-	(182)
Loss on early debt extinguishment	(85)	-	-	-	(85)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(320)	759	284	-	723
Income tax (provision) benefit	133	(282)	(105)	-	(254)
Income from investment in unconsolidated affiliate	-	18	-	-	18
Equity in earnings of consolidated affiliates	681	-	-	(681)	-

Income from continuing operations	494	495	179	(681)	487
(Loss) income from discontinued operations, net of income taxes	(22)	4	3	-	(15)

Net income	$472	$499	$182	$(681)	$472

Comprehensive income	$444	$499	$174	$(673)	$444

Condensed Consolidating Balance Sheet

December 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$139	$76	$185	$-	$400
Trade accounts receivable, net	-	465	286	-	751
Prepaid expenses and other current assets	81	195	145	-	421

Total current assets	220	736	616	-	1,572
Investments in consolidated affiliates	10,122	-	-	(10,122)	-
Intangible assets, net	22	1,866	254	-	2,142
Goodwill	-	4,150	1,066	-	5,216
Other long-term assets	33	448	102	-	583

Total assets	$10,397	$7,200	$2,038	$(10,122)	$9,513

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$87	$463	$206	$-	$756
Current maturities of long-term debt	90	2	-	-	92
Deferred revenue	-	292	192	-	484

Total current liabilities	177	757	398	-	1,332
Long-term debt	3,754	2	-	-	3,756
Due to (from) consolidated affiliates	2,108	(1,683)	(425)	-	-
Other long-term liabilities	773	25	42	-	840

Total liabilities	6,812	(899)	15	-	5,928

Total shareholders’ equity	3,585	8,099	2,023	(10,122)	3,585

Total liabilities and shareholders’ equity	$10,397	$7,200	$2,038	$(10,122)	$9,513

Condensed Consolidating Balance Sheet

December 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$85	$66	$207	$-	$358
Trade accounts receivable, net	-	403	258	-	661
Prepaid expenses and other current assets	45	186	160	-	391
Assets of discontinued operations	-	33	-	-	33

Total current assets	130	688	625	-	1,443
Investments in consolidated affiliates	8,498	-	-	(8,498)	-
Intangible assets, net	22	1,479	243	-	1,744
Goodwill	-	3,695	1,010	-	4,705
Other long-term assets	55	445	105	-	605

Total assets	$8,705	$6,307	$1,983	$(8,498)	$8,497

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$73	$417	$231	$-	$721
Current maturities of long-term debt	-	2	-	-	2
Deferred revenue	-	213	166	-	379
Liabilities of discontinued operations	-	3	-	-	3

Total current liabilities	73	635	397	-	1,105
Long-term debt	3,223	4	1	-	3,228
Due to (from) consolidated affiliates	1,295	(988)	(307)	-	-
Other long-term liabilities	697	22	28	-	747

Total liabilities	5,288	(327)	119	-	5,080

Total shareholders’ equity	3,417	6,634	1,864	(8,498)	3,417

Total liabilities and shareholders’ equity	$8,705	$6,307	$1,983	$(8,498)	$8,497

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(61)	$842	$258	$-	$1,039

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(169)	(64)	-	(236)
Payments for acquisitions of businesses, net of cash acquired	(55)	25	-	-	(30)
Dividend from unconsolidated affiliate	-	116	-	-	116
Net proceeds from sale of investments	-	2	2	-	4
Other investing activities	1,041	3	(3)	(1,043)	(2)

Net cash (used in) provided by investing activities from continuing operations	983	(23)	(65)	(1,043)	(148)

Cash flows from financing activities:
Proceeds from long-term debt	2,252	-	-	-	2,252
Repayments of long-term debt	(2,589)	(1)	-	-	(2,590)
Issuance of treasury stock	49	-	-	-	49
Purchases of treasury stock	(578)	-	-	-	(578)
Other financing activities	7	(841)	(215)	1,043	(6)

Net cash used in financing activities from continuing operations	(859)	(842)	(215)	1,043	(873)

Net change in cash and cash equivalents from continuing operations	63	(23)	(22)	-	18
Net cash flows from (to) discontinued operations	(9)	33	-	-	24
Beginning balance	85	66	207	-	358

Ending balance	$139	$76	$185	$-	$400

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(168)	$722	$272	$-	$826

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(4)	(142)	(47)	-	(193)
Dividend from unconsolidated affiliate	-	32	-	-	32
Net proceeds from sale of investments	-	2	26	-	28
Other investing activities	815	-	(1)	(817)	(3)

Net cash (used in) provided by investing activities from continuing operations	811	(108)	(22)	(817)	(136)

Cash flows from financing activities:
Proceeds from long-term debt	1,469	-	-	-	1,469
Repayments of long-term debt	(1,592)	(6)	(44)	-	(1,642)
Issuance of treasury stock	96	-	-	-	96
Purchases of treasury stock	(634)	-	-	-	(634)
Other financing activities	-	(620)	(192)	817	5

Net cash used in financing activities from continuing operations	(661)	(626)	(236)	817	(706)

Net change in cash and cash equivalents from continuing operations	(18)	(12)	14	-	(16)
Net cash flows from discontinued operations	30	7	-	-	37
Beginning balance	73	71	193	-	337

Ending balance	$85	$66	$207	$-	$358

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2011

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(10)	$729	$226	$-	$945

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(13)	(142)	(35)	-	(190)
Payments for acquisitions of businesses, net of cash acquired	-	(473)	(38)	-	(511)
Dividend from unconsolidated affiliate	-	42	-	-	42
Net (purchases of) sale proceeds from investments	-	3	(7)	-	(4)
Other investing activities	311	-	-	(311)	-

Net cash (used in) provided by investing activities from continuing operations	298	(570)	(80)	(311)	(663)

Cash flows from financing activities:
Proceeds from long-term debt	1,143	-	46	-	1,189
Repayments of long-term debt, including premium and costs	(1,223)	(3)	-	-	(1,226)
Issuance of treasury stock	73	-	-	-	73
Purchases of treasury stock	(533)	-	-	-	(533)
Other financing activities	(2)	(159)	(151)	311	(1)

Net cash used in financing activities from continuing operations	(542)	(162)	(105)	311	(498)

Net change in cash and cash equivalents from continuing operations	(254)	(3)	41	-	(216)
Net cash flows (to) from discontinued operations	(16)	6	-	-	(10)
Beginning balance	343	68	152	-	563

Ending balance	$73	$71	$193	$-	$337

12. Quarterly Financial Data (unaudited)

Quarterly financial data for 2013 and 2012 was as follows:

(In millions, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Total revenue	$1,152	$1,198	$1,201	$1,263	$4,814
Cost of processing and services	522	523	520	516	2,081
Cost of product	190	157	164	184	695
Selling, general and administrative expenses	229	245	237	266	977
Total expenses	941	925	921	966	3,753
Operating income	211	273	280	297	1,061
Income from continuing operations	117	152	161	220	650
Net income	117	151	159	221	648
Comprehensive income	115	146	163	224	648
Net income per share - continuing operations:
Basic	$0.44	$0.57	$0.62	$0.85	$2.48
Diluted	$0.43	$0.57	$0.61	$0.84	$2.44

2012
Total revenue	$1,097	$1,087	$1,107	$1,145	$4,436
Cost of processing and services	494	471	486	485	1,936
Cost of product	159	155	150	164	628
Selling, general and administrative expenses	205	204	206	209	824
Total expenses	858	830	842	858	3,388
Operating income	239	257	265	287	1,048
Income from continuing operations	132	162	140	158	592
Net income	132	161	139	179	611
Comprehensive income	148	150	151	180	629
Net income per share - continuing operations:
Basic	$0.47	$0.59	$0.52	$0.59	$2.18
Diluted	$0.47	$0.59	$0.51	$0.58	$2.15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiserv, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 20, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on management’s assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, whether any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended December 31, 2013, we continued to implement a billing module within our SAP enterprise resource planning (“ERP”) system, which we expect to further integrate our systems and improve the overall efficiency of our billing and collection processes. We expect the implementation of this module to continue in phases over the next year, which we believe will reduce implementation risk. The design and documentation of our internal control processes and procedures related to billing will be appropriately modified to supplement existing internal controls over financial reporting. As with any new technology, this module, and the internal controls over financial reporting included in the related processes, will be tested for effectiveness prior to and concurrent with the implementation. We believe the implementation of the billing module within our ERP system will further strengthen the related internal controls due to enhanced automation and integration of processes.

Based on the evaluation we conducted, our management has concluded that there have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 20, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 20, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “Continuing Directors,” “Nominating and Corporate Governance Committee – Nominations of Directors,” “Audit Committee – Membership and Responsibilities,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013.

Our board of directors has adopted a Code of Conduct that applies to all of our directors and employees, including our chief executive officer, chief financial officer, corporate controller and other persons performing similar functions. We have posted a copy of our Code of Conduct on the “About Fiserv – Governance – Governance Documents” section of our website at www.fiserv.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “About Fiserv – Investors – Corporate Governance” section of our website at www.fiserv.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2013,” “Outstanding Equity Awards at December 31, 2013,” “Option Exercises and Stock Vested During 2013,” “Potential Payments Upon Termination or Change in Control,” and “Compensation of Directors” in our definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in our definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013, is incorporated by reference herein.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2013. All share and per share amounts are presented on a split-adjusted basis to retroactively reflect the two-for-one stock split that was completed in the fourth quarter of 2013.

	(a)	(b)	(c)

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our shareholders (1)	10,079,706 (2)	$28.97	22,926,549 (3)

Equity compensation plans not approved by our shareholders	N/A	N/A	N/A

Total	10,079,706	$28.97	22,926,549

(1)	Columns (a) and (c) of the table above do not include 2,157,249 unvested restricted stock units outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan or 5,009,465 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (A) 2,000,000 shares, (B) 1% of the shares of our common stock outstanding on such date or (C) a lesser amount determined by our board of directors.

(2)	Consists of options outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan and the Fiserv, Inc. Stock Option and Restricted Stock Plan.

(3)	Reflects the number of shares available for future issuance under the Fiserv, Inc. 2007 Omnibus Incentive Plan. No additional awards may be granted under the Fiserv, Inc. Stock Option and Restricted Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance – Director Independence,” and “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Audit Fees” in our definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2014.

FISERV, INC.

By:	/s/ Jeffery W. Yabuki
Jeffery W. Yabuki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

Name	Capacity

/s/ Donald F. Dillon Donald F. Dillon	Chairman of the Board

/s/ Jeffery W. Yabuki Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas J. Hirsch Thomas J. Hirsch	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Christopher M. Flink Christopher M. Flink	Director

/s/ Daniel P. Kearney Daniel P. Kearney	Director

/s/ Dennis F. Lynch Dennis F. Lynch	Director

/s/ Denis J. O’Leary Denis J. O’Leary	Director

/s/ Glenn M. Renwick Glenn M. Renwick	Director

/s/ Kim M. Robak Kim M. Robak	Director

/s/ Doyle R. Simons Doyle R. Simons	Director

/s/ Thomas C. Wertheimer Thomas C. Wertheimer	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of January 14, 2013, by and among Fiserv, Inc., Orlando Merger Sub, Inc., Harpoon Acquisition Corporation and Harpoon Holder Representative, LLC (1)
3.1	Restated Articles of Incorporation (2)
3.2	Amended and Restated By-laws (3)
4.1	Amended and Restated Credit Agreement, dated as of August 1, 2012, among Fiserv, Inc. and the financial institutions parties thereto (4)
4.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2013, among Fiserv, Inc. and the financial institutions party thereto (5)
4.3	Loan Agreement, dated as of October 25, 2013, among Fiserv, Inc. and the financial institutions party thereto (5)
4.4	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (6)
4.5	Second Supplemental Indenture, dated as of November 20, 2007, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)
4.6	Fifth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)
4.7	Sixth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)
4.8	Seventh Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (9)
4.9	Eighth Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (9)
4.10	Tenth Supplemental Indenture, dated as of September 25, 2012, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (10)
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.
10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated*
10.2	Fiserv, Inc. Amended and Restated 2007 Omnibus Incentive Plan*
Fiserv, Inc. Stock Option and Restricted Stock Plan Forms of Award Agreements
10.3	– Form of Amendment to Stock Option Agreement (11)*
10.4	– Form of Director Restricted Stock Agreement (12)*
10.5	– Form of Non-Qualified Stock Option Agreement for Outside Directors (12)*
10.6	– Form of Employee Non-Qualified Stock Option Agreement for Employee Directors (12)*
10.7	– Form of Employee Non-Qualified Stock Option Agreement for Senior Management (13)*
Fiserv, Inc. Amended and Restated 2007 Omnibus Incentive Plan Forms of Award Agreements
10.8	– Form of Restricted Stock Agreement (Non-Employee Director) (14)*

Exhibit Number	Exhibit Description
10.9	– Form of Restricted Stock Agreement (Employee) (14)*
10.10	– Form of Restricted Stock Unit Agreement (Non-Employee Director) (15) *
10.11	– Form of Restricted Stock Unit Agreement (Employee) (15) *
10.12	– Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (15)*
10.13	– Form of Stock Option Agreement (Employee) (15) *
10.14	– Form of Non-Qualified Stock Option Agreement (Special Equity Award 2008) (16)*
10.15	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (17)*
10.16	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 26, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (18)*
10.17	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 30, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (19)*
10.18	Amended and Restated Key Executive Employment and Severance Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (17)*
10.19	Employee Non-Qualified Stock Option Agreement, dated December 1, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (20)*
10.20	Employee Non-Qualified Stock Option Agreement, dated December 1, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (20)*
10.21	Form of Amended and Restated Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Mark Ernst, Rahul Gupta, Thomas Hirsch, Lynn McCreary, Steven Tait and Byron Vielehr (17)*
10.22	Employment Agreement, dated January 3, 2011, between Fiserv, Inc. and Mark A. Ernst (21)*
10.23	Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Rahul Gupta (15)*
10.24	Employment Agreement, dated October 27, 2009, between Fiserv, Inc. and Steven Tait (22)*
10.25	Amendment No. 1 to Employment Agreement, dated December 11, 2009, between Fiserv, Inc. and Steven Tait (22)*
10.26	Employment Agreement, dated February 23, 2010, between Fiserv, Inc. and Lynn S. McCreary (23)*
10.27	Amendment No. 1 to Employment Agreement, dated July 1, 2013, between Fiserv, Inc. and Lynn S. McCreary (23)*
10.28	Employment Agreement, dated November 7, 2013, between Fiserv, Inc. and Byron Vielehr*
10.29	Form of Non-Employee Director Indemnity Agreement (16)
10.30	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (16)*
10.31	Non-Employee Director Compensation Schedule (24)*
21.1	Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Filed with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 14, 2013, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2013, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2012, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 2, 2012, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2013, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-147309) filed on November 13, 2007, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 20, 2007, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 21, 2010, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 14, 2011, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 25, 2012, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2004, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2006, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 23, 2007, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2012, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2009, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2009, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 7, 2005, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 27, 2011, and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 26, 2010, and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2013, and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2013, and incorporated herein by reference.