Form 10-Q
period 2014-03-31
FISERV INC
filed 2014-04-30
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

As of April 24, 2014, there were 249,228,029 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fiserv, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Processing and services	$1,027	$966
Product	207	186

Total revenue	1,234	1,152

Expenses:
Cost of processing and services	541	522
Cost of product	180	190
Selling, general and administrative	242	229

Total expenses	963	941

Operating income	271	211
Interest expense	(41)	(41)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	230	170
Income tax provision	(66)	(58)
Income from investment in unconsolidated affiliate	4	5

Income from continuing operations	168	117
Income (loss) from discontinued operations, net of income taxes	—	—

Net income	$168	$117

Net income (loss) per share—basic:
Continuing operations	$0.66	$0.44
Discontinued operations	—	—

Total	$0.66	$0.44

Net income (loss) per share—diluted:
Continuing operations	$0.65	$0.43
Discontinued operations	—	—

Total	$0.65	$0.43

Shares used in computing net income (loss) per share:
Basic	254.4	266.8
Diluted	258.6	270.3

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$168	$117
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income taxes of $1 million	2	—
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income taxes of $1 million and $2 million	2	3
Foreign currency translation	2	(5)

Total other comprehensive income (loss)	6	(2)

Comprehensive income	$174	$115

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$307	$400
Trade accounts receivable, net	752	751
Deferred income taxes	52	55
Prepaid expenses and other current assets	436	366

Total current assets	1,547	1,572
Property and equipment, net	284	266
Intangible assets, net	2,101	2,142
Goodwill	5,215	5,216
Other long-term assets	326	317

Total assets	$9,473	$9,513

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$884	$756
Current maturities of long-term debt	92	92
Deferred revenue	462	484

Total current liabilities	1,438	1,332
Long-term debt	3,756	3,756
Deferred income taxes	717	713
Other long-term liabilities	119	127

Total liabilities	6,030	5,928

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	852	844
Accumulated other comprehensive loss	(54)	(60)
Retained earnings	6,766	6,598
Treasury stock, at cost, 144.1 million and 139.0 million shares	(4,125)	(3,801)

Total shareholders’ equity	3,443	3,585

Total liabilities and shareholders’ equity	$9,473	$9,513

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$168	$117
Adjustment for discontinued operations	—	—
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	48	49
Amortization of acquisition-related intangible assets	52	48
Share-based compensation	15	14
Deferred income taxes	1	(7)
Income from investment in unconsolidated affiliate	(4)	(5)
Non-cash impairment charge	—	30
Other non-cash items	(9)	(5)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(1)	27
Prepaid expenses and other assets	(3)	(32)
Accounts payable and other liabilities	44	(4)
Deferred revenue	(19)	(10)

Net cash provided by operating activities from continuing operations	292	222

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(70)	(58)
Payment for acquisition of business, net of cash acquired	—	(16)

Net cash used in investing activities from continuing operations	(70)	(74)

Cash flows from financing activities:
Debt proceeds	62	1,011
Debt repayments	(62)	(1,149)
Issuance of treasury stock	12	13
Purchases of treasury stock	(335)	(67)
Other financing activities	8	4

Net cash used in financing activities from continuing operations	(315)	(188)

Net change in cash and cash equivalents from continuing operations	(93)	(40)
Net cash flows from discontinued operations	—	38
Beginning balance	400	358

Ending balance	$307	$356

Discontinued operations cash flow information:
Net cash provided by operating activities	$—	$3
Net cash provided by investing activities	—	35

Net change in cash and cash equivalents from discontinued operations	—	38
Net cash flows to continuing operations	—	(38)
Beginning balance—discontinued operations	—	—

Ending balance—discontinued operations	$—	$—

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three-month periods ended March 31, 2014 and 2013 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

2. Recent Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the amendments in ASU 2014-08, only those disposals that represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 will be effective prospectively for annual and interim periods after December 15, 2014, with early adoption permitted.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.0 billion at March 31, 2014 and $3.9 billion at December 31, 2013 and was estimated using discounted cash flows based on quoted prices in active markets (level 2 of the fair value hierarchy) or the Company’s current incremental borrowing rates (level 3 of the fair value hierarchy).

4. Acquisition

On January 14, 2013, the Company acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions, for a cash purchase price of $55 million and the assumption of approximately $960 million of debt. This acquisition, included within the Financial Institution Services (“Financial”) segment, advanced the Company’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which the Company can provide its broad array of add-on products and services.

The cash purchase price and repayment of assumed debt were funded utilizing a combination of available cash and existing availability under the Company’s revolving credit facility. During 2013, the Company finalized the purchase price allocation for Open Solutions, resulting in customer related intangible assets of $460 million, acquired software and technology of $105 million, goodwill of $517 million, long-term debt of $958 million, and various other identifiable assets and liabilities. As a result of the acquisition, the Company has incurred merger and integration costs, including a $30 million non-cash impairment charge during the three months ended March 31, 2013 related to the Company’s decision to replace its Acumen® account processing system with DNATM, an Open Solutions account processing system.

5. Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $43 million and $39 million at March 31, 2014 and December 31, 2013, respectively, and was reported within other long-term assets in the consolidated balance sheets.

6. Share-Based Compensation

The Company recognized $15 million and $14 million of share-based compensation expense during the three months ended March 31, 2014 and 2013, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the three months ended March 31, 2014, the Company granted 1.3 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $18.77 and $56.98, respectively. During the three months ended March 31, 2013, the Company granted 1.8 million stock options and 0.8 million restricted stock units at weighted-average estimated fair values of $12.58 and $40.37, respectively. During each of the three-month periods ended March 31, 2014 and 2013, stock options to purchase 0.5 million shares were exercised.

7. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating diluted net income per common share is as follows:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Weighted-average shares outstanding used for the calculation of net income per share—basic	254.4	266.8
Common stock equivalents	4.2	3.5

Total shares used for the calculation of net income per share—diluted	258.6	270.3

For the three months ended March 31, 2014 and 2013, stock options for 0.7 million and 1.1 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

8. Intangible Assets

Intangible assets consisted of the following:

	Gross
(In millions)	Carrying	Accumulated	Net Book
March 31, 2014	Amount	Amortization	Value
Customer related intangible assets	$2,155	$701	$1,454
Acquired software and technology	493	305	188
Trade names	120	41	79
Capitalized software development costs	626	324	302
Purchased software	252	174	78

Total	$3,646	$1,545	$2,101

	Gross
(In millions)	Carrying	Accumulated	Net Book
December 31, 2013	Amount	Amortization	Value
Customer related intangible assets	$2,155	$667	$1,488
Acquired software and technology	493	289	204
Trade names	120	39	81
Capitalized software development costs	635	348	287
Purchased software	277	195	82

Total	$3,680	$1,538	$2,142

The Company estimates that annual amortization expense with respect to acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $200 million in 2014, $190 million in 2015, $150 million in 2016 and $140 million in 2017 and 2018. Annual amortization expense in 2014 with respect to capitalized and purchased software is estimated to approximate $110 million.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In millions)	2014	2013
Trade accounts payable	$61	$67
Settlement obligations	275	184
Client deposits	203	190
Accrued compensation and benefits	112	165
Other accrued expenses	233	150

Total	$884	$756

10. Income Taxes

The Company’s effective income tax rate for continuing operations was 28.5% and 34.2% for the three months ended March 31, 2014 and 2013, respectively. The lower effective tax rate for the three months ended March 31, 2014 was primarily attributed to the favorable resolution of tax matters. The resolution of these tax matters decreased the Company’s unrecognized tax benefits from $60 million at December 31, 2013 to $42 million at March 31, 2014. At March 31, 2014, unrecognized tax benefits of $31 million, net of federal and state benefits, would affect the effective income tax rate from continuing operations if recognized.

11. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2013	$(49)	$(9)	$(2)	$(60)
Other comprehensive income before reclassifications	2	2	—	4
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2

Net current-period other comprehensive income	4	2	—	6

Balance at March 31, 2014	$(45)	$(7)	$(2)	$(54)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(57)	$(1)	$(2)	$(60)
Other comprehensive loss before reclassifications	—	(5)	—	(5)
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3

Net current-period other comprehensive (loss) income	3	(5)	—	(2)

Balance at March 31, 2013	$(54)	$(6)	$(2)	$(62)

Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2014, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of March 31, 2014 and December 31, 2013, the notional amount of these derivatives was approximately $41 million and $53 million, respectively, and the fair value totaling approximately $2 million and $(1) million, respectively, was recorded in the consolidated balance sheets in current assets at March 31, 2014 and in current liabilities at December 31, 2013.

12. Cash Flow Information

Supplemental cash flow information was as follows:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Interest paid, including on assumed debt	$4	$23
Income taxes paid from continuing operations	12	11
Treasury stock purchases settled after the balance sheet date	25	—
Liabilities assumed in acquisition of business	—	1,186

On March 14, 2013, the Company sold its club solutions business (“Club Solutions”) for approximately $35 million in cash. The proceeds from the sale and cash flows of Club Solutions have been reported as discontinued operations in the accompanying consolidated statement of cash flows for the three months ended March 31, 2013.

13. Business Segment Information

The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial segment. The Payments segment primarily provides electronic bill payment and presentment services, debit and other card-based payment products and services, internet and mobile banking software and services, and other electronic payments software and services, including account-to-account transfers and person-to-person payments. The businesses in this segment also provide investment account processing services for separately managed accounts, card and print personalization services, and fraud and risk management products and services. The Financial segment provides banks, thrifts and credit unions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

			Corporate
(In millions)	Payments	Financial	and Other	Total
Three Months Ended March 31, 2014
Processing and services revenue	$491	$539	$(3)	$1,027
Product revenue	182	36	(11)	207

Total revenue	$673	$575	$(14)	$1,234

Operating income	$180	$185	$(94)	$271

Three Months Ended March 31, 2013
Processing and services revenue	$453	$516	$(3)	$966
Product revenue	164	33	(11)	186

Total revenue	$617	$549	$(14)	$1,152

Operating income	$166	$161	$(116)	$211

Goodwill in the Payments and Financial segments was $3.4 billion and $1.8 billion, respectively, as of March 31, 2014 and December 31, 2013.

14. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally, guarantee the Company’s indebtedness under its revolving credit facility, senior notes and term loan. Under the indentures governing the senior notes, a guarantee of a Guarantor Subsidiary will terminate upon the following customary circumstances: the sale of such Guarantor Subsidiary if such sale complies with the indenture; if such Guarantor Subsidiary no longer guarantees certain other indebtedness of the Company, including as a result of the release of the Guarantor Subsidiaries if Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. increase the Company’s credit rating to A- and A3, respectively; or the defeasance or discharge of the indenture. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended March 31, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$755	$315	$(43)	$1,027
Product	—	205	21	(19)	207

Total revenue	—	960	336	(62)	1,234

Expenses:
Cost of processing and services	—	396	188	(43)	541
Cost of product	—	174	25	(19)	180
Selling, general and administrative	20	165	57	—	242

Total expenses	20	735	270	(62)	963

Operating income (loss)	(20)	225	66	—	271
Interest expense	(32)	(7)	(2)	—	(41)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(52)	218	64	—	230
Income tax (provision) benefit	37	(80)	(23)	—	(66)
Income from investment in unconsolidated affiliate	—	4	—	—	4
Equity in earnings of consolidated affiliates	183	—	—	(183)	—

Income from continuing operations	168	142	41	(183)	168
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income	$168	$142	$41	$(183)	$168

Comprehensive income	$174	$142	$43	$(185)	$174

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended March 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$665	$341	$(40)	$966
Product	—	179	25	(18)	186

Total revenue	—	844	366	(58)	1,152

Expenses:
Cost of processing and services	—	355	207	(40)	522
Cost of product	—	185	23	(18)	190
Selling, general and administrative	28	126	75	—	229

Total expenses	28	666	305	(58)	941

Operating income (loss)	(28)	178	61	—	211
Interest expense	(32)	(8)	(1)	—	(41)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(60)	170	60	—	170
Income tax (provision) benefit	26	(62)	(22)	—	(58)
Income from investment in unconsolidated affiliate	—	5	—	—	5
Equity in earnings of consolidated affiliates	151	—	—	(151)	—

Income from continuing operations	117	113	38	(151)	117
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income	$117	$113	$38	$(151)	$117

Comprehensive income	$115	$113	$33	$(146)	$115

Condensed Consolidating Balance Sheet

March 31, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$30	$91	$186	$—	$307
Trade accounts receivable, net	—	475	277	—	752
Prepaid expenses and other current assets	59	246	183	—	488

Total current assets	89	812	646	—	1,547
Investments in consolidated affiliates	10,303	—	—	(10,303)	—
Intangible assets, net	23	1,826	252	—	2,101
Goodwill	—	4,154	1,061	—	5,215
Other long-term assets	41	475	94	—	610

Total assets	$10,456	$7,267	$2,053	$(10,303)	$9,473

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$155	$505	$224	$—	$884
Current maturities of long-term debt	90	2	—	—	92
Deferred revenue	—	283	179	—	462

Total current liabilities	245	790	403	—	1,438
Long-term debt	3,755	1	—	—	3,756
Due to (from) consolidated affiliates	2,247	(1,737)	(510)	—	—
Other long-term liabilities	766	26	44	—	836

Total liabilities	7,013	(920)	(63)	—	6,030

Total shareholders’ equity	3,443	8,187	2,116	(10,303)	3,443

Total liabilities and shareholders’ equity	$10,456	$7,267	$2,053	$(10,303)	$9,473

Condensed Consolidating Balance Sheet

December 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$139	$76	$185	$—	$400
Trade accounts receivable, net	—	465	286	—	751
Prepaid expenses and other current assets	81	195	145	—	421

Total current assets	220	736	616	—	1,572
Investments in consolidated affiliates	10,122	—	—	(10,122)	—
Intangible assets, net	22	1,866	254	—	2,142
Goodwill	—	4,150	1,066	—	5,216
Other long-term assets	33	448	102	—	583

Total assets	$10,397	$7,200	$2,038	$(10,122)	$9,513

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$87	$463	$206	$—	$756
Current maturities of long-term debt	90	2	—	—	92
Deferred revenue	—	292	192	—	484

Total current liabilities	177	757	398	—	1,332
Long-term debt	3,754	2	—	—	3,756
Due to (from) consolidated affiliates	2,108	(1,683)	(425)	—	—
Other long-term liabilities	773	25	42	—	840

Total liabilities	6,812	(899)	15	—	5,928

Total shareholders’ equity	3,585	8,099	2,023	(10,122)	3,585

Total liabilities and shareholders’ equity	$10,397	$7,200	$2,038	$(10,122)	$9,513

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$59	$166	$67	$—	$292

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(48)	(20)	—	(70)
Other investing activities	149	—	—	(149)	—

Net cash (used in) provided by investing activities from continuing operations	147	(48)	(20)	(149)	(70)

Cash flows from financing activities:
Debt proceeds	62	—	—	—	62
Debt repayments	(62)	—	—	—	(62)
Issuance of treasury stock	12	—	—	—	12
Purchases of treasury stock	(335)	—	—	—	(335)
Other financing activities	8	(103)	(46)	149	8

Net cash used in financing activities from continuing operations	(315)	(103)	(46)	149	(315)

Net change in cash and cash equivalents from continuing operations	(109)	15	1	—	(93)
Beginning balance	139	76	185	—	400

Ending balance	$30	$91	$186	$—	$307

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$61	$136	$25	$—	$222

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	—	(43)	(15)	—	(58)
Payment for acquisition of business, net of cash acquired	—	—	(16)	—	(16)
Other investing activities	124	3	11	(138)	—

Net cash (used in) provided by investing activities from continuing operations	124	(40)	(20)	(138)	(74)

Cash flows from financing activities:
Debt proceeds	1,011	—	—	—	1,011
Debt repayments	(1,149)	—	—	—	(1,149)
Issuance of treasury stock	13	—	—	—	13
Purchases of treasury stock	(67)	—	—	—	(67)
Other financing activities	4	(137)	(1)	138	4

Net cash used in financing activities from continuing operations	(188)	(137)	(1)	138	(188)

Net change in cash and cash equivalents from continuing operations	(3)	(41)	4	—	(40)
Net cash flows from discontinued operations	2	36	—	—	38
Beginning balance	85	66	207	—	358

Ending balance	$84	$61	$211	$—	$356

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the impact of market and economic conditions on the financial services industry; the capacity of our technology to keep pace with a rapidly evolving marketplace; pricing and other actions by competitors; the effect of legislative and regulatory actions in the United States and internationally; our ability to comply with government regulations; the impact of a security breach or operational failure on our business; our ability to successfully integrate acquisitions into our operations; the impact of our strategic initiatives; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities and the trends and business developments affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•	Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2014 to the comparable period in 2013.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2014.

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

On January 14, 2013, we acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions, for a cash purchase price of $55 million and the assumption of approximately $960 million of debt. With this acquisition, we added DNA™, a real-time, open architecture account processing system, along with 3,300 existing Open Solutions clients. This acquisition advanced our go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which we can provide our broad array of add-on products and services.

Enterprise Priorities

We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions that enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2014 are: (i) to continue to build high-quality revenue growth while meeting our earnings goals; (ii) to extend market momentum to deepen client relationships with a larger share of our strategic solutions; and (iii) to deliver innovation and integration which enhances results for our clients.

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. In particular, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. Financial institutions have generally remained cautious in their information technology spending as a result. These conditions have, however, created interest in solutions that help financial institutions win and retain customers, generate incremental revenue and enhance operating efficiency. Examples of these solutions include our digital channels and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment, our financial results have continued to improve with increases in revenue, net income per share from continuing operations and net cash provided by operating activities in the first three months of 2014 as compared to the same period of 2013 and for the full year 2013 compared to 2012. We believe these financial results demonstrate the resilience of our recurring, fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

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

	Three Months Ended March 31,
			Percentage of
(In millions)			Revenue (1)		Increase (Decrease)
	2014	2013	2014	2013	$	%
Revenue:
Processing and services	$1,027	$966	83.2%	83.9%	$61	6%
Product	207	186	16.8%	16.1%	21	11%

Total revenue	1,234	1,152	100.0%	100.0%	82	7%

Expenses:
Cost of processing and services	541	522	52.7%	54.0%	19	4%
Cost of product	180	190	87.0%	102.2%	(10)	(5%)

Sub-total	721	712	58.4%	61.8%	9	1%
Selling, general and administrative	242	229	19.6%	19.9%	13	6%

Total expenses	963	941	78.1%	81.7%	22	2%

Operating income	271	211	21.9%	18.3%	60	28%
Interest expense	(41)	(41)	(3.3%)	(3.6%)	—	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$230	$170	18.6%	14.8%	$60	35%

(1)	Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended March 31,
			Corporate
(In millions)	Payments	Financial	and Other	Total
Total revenue:
2014	$673	$575	$(14)	$1,234
2013	617	549	(14)	1,152
Revenue growth	$56	$26	$—	$82
Revenue growth percentage	9%	5%		7%
Operating income:
2014	$180	$185	$(94)	$271
2013	166	161	(116)	211
Operating income growth	$14	$24	$22	$60
Operating income growth percentage	8%	15%		28%
Operating margin:
2014	26.8%	32.1%		21.9%
2013	26.8%	29.3%		18.3%
Operating margin growth (1)	—	2.8%		3.6%

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $82 million, or 7%, in the first quarter of 2014 compared to 2013, driven by revenue growth of 9% and 5% in our Payments and Financial segments, respectively. Revenue from acquired companies contributed $9 million to total revenue in the first quarter of 2014.

Revenue in our Payments segment increased $56 million, or 9%, during the first quarter of 2014 compared to 2013. Payments segment revenue growth during 2014 was primarily driven by our recurring revenue businesses as processing and services revenue increased $38 million, or 8%, over the prior year period. This growth was primarily due to new clients and increased transaction volumes from existing clients in our card services and bill payment businesses, as well as in our digital channels business, which includes our online and mobile banking solutions. Higher product revenue from increased volumes in our output solutions business, a portion of which is postage pass-through revenue that is included in both product revenue and cost of product, also contributed to overall segment revenue growth.

Revenue in our Financial segment increased $26 million, or 5%, during the first quarter of 2014 compared to 2013. Open Solutions acquired revenue of $8 million, along with increased processing and services revenue in our account processing businesses and higher contract termination fee revenue, favorably impacted segment revenue growth in the first quarter of 2014 over the prior year period.

Total Expenses

Total expenses increased $22 million, or 2%, during the first quarter of 2014 compared to 2013. Total expenses as a percentage of total revenue decreased 360 basis points from 81.7% in the first quarter of 2013 to 78.1% in the first quarter of 2014, positively impacting our operating margin. The decrease in total expenses as a percentage of revenue in 2014 was primarily due to higher merger and integration expenses incurred during the first quarter of 2013 resulting from the Open Solutions acquisition.

Cost of processing and services as a percentage of processing and services revenue decreased to 52.7% in the first quarter of 2014 as compared to 54.0% in the first quarter of 2013. The first quarter of 2014 was positively impacted by increased operating leverage in our recurring revenue businesses, as well as an increase in contract termination fees as compared to 2013.

Cost of product as a percentage of product revenue was 87.0% in the first quarter of 2014 compared to 102.2% in the first quarter of 2013. The decrease in cost of product as a percentage of product revenue in 2014 was primarily due to a $30 million non-cash impairment charge in the first quarter of 2013 related to the replacement of our Acumen® account processing system with DNA, an Open Solutions account processing system.

Selling, general and administrative expenses increased $13 million, or 6%, in the first quarter of 2014 compared to 2013. Selling, general and administrative expense as a percentage of total revenue was relatively consistent at 19.6% in the first quarter of 2014 compared to 19.9% in the first quarter of 2013.

Operating Income and Operating Margin

Total operating income increased $60 million, or 28%, in the first quarter of 2014 compared to the first quarter of 2013, and total operating margin increased 360 basis points to 21.9% in the first quarter of 2014. The improvement in operating margin was primarily driven by lower merger and integration expenses in our Corporate and Other segment associated with the Open Solutions acquisition, including a $30 million non-cash impairment charge, which reduced the total operating margin in the first quarter of 2013 by 260 basis points.

Operating income in our Payments segment increased $14 million, or 8%, in the first quarter of 2014 as compared to 2013, and operating margin was consistent at 26.8% in both the first quarter of 2014 and 2013. Increases in operating income and margin in the first quarter of 2014 primarily due to revenue growth and scale efficiencies in our card services, bill payment and digital channels businesses were partially offset by increased expenses associated with investments in our biller solutions business. In addition, operating margin in the first quarter of 2014 was negatively impacted by approximately 30 basis points due to increased postage pass-through costs in our output solutions business, which are included in both revenue and expenses.

Operating income in our Financial segment increased $24 million, or 15%, and operating margin increased 280 basis points to 32.1% in the first quarter of 2014 as compared to 2013. The increase in operating margin in 2014 was primarily due to scale efficiencies, operational effectiveness initiatives, including Open Solutions synergies, and higher contract termination fee revenue in our account processing businesses.

Interest Expense

Interest expense was consistent in the first quarter of 2014 compared to the first quarter of 2013 at $41 million. A decline in average outstanding debt during the first quarter of 2014 was offset by slightly higher variable interest rates as compared to the first quarter of 2013.

Income Tax Provision

Our effective income tax rate for continuing operations was 28.5% and 34.2% in the first quarter of 2014 and 2013, respectively. The lower effective tax in the first quarter of 2014 compared to 2013 was primarily attributed to the favorable resolution of tax matters. We anticipate that our full year effective tax rate will be approximately 35% in 2014.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.65 in the first quarter of 2014 and $0.43 in the first quarter of 2013. Amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.13 per share and $0.12 per share in the first quarter of 2014 and 2013, respectively. In addition, net income per share-diluted was negatively impacted by merger and integration costs in the first quarter of 2013 by $0.10 per share due to the acquisition of Open Solutions.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $307 million at March 31, 2014 and available borrowings under our revolving credit facility. The following table presents our operating cash flow and capital expenditure amounts for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	March 31,		Increase (Decrease)
(In millions)	2014	2013	$	%
Income from continuing operations	$168	$117	$51
Depreciation and amortization	100	97	3
Share-based compensation	15	14	1
Deferred income taxes	1	(7)	8
Income from investment in unconsoliated affiliate	(4)	(5)	1
Non-cash impairment charge	—	30	(30)
Net changes in working capital and other	12	(24)	36

Operating cash flow	$292	$222	$70	32%

Capital expenditures	$70	$58	$12	21%

Our net cash provided by operating activities, or operating cash flow, was $292 million in the first quarter of 2014, an increase of 32% compared with $222 million in 2013. This increase in the first quarter of 2014 was primarily due to increased earnings and favorable working capital changes as compared to the prior year period. Working capital was negatively impacted in 2013 by an increase in payments related to merger and integration costs and assumed liabilities resulting from the acquisition of Open Solutions. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures in the first quarter of 2014 increased by $12 million, compared to the same period in 2013, and were approximately 5% of our total revenue in each period.

During the first quarter of 2014, we purchased $335 million of our common stock. As of March 31, 2014, we had approximately 12.4 million shares remaining under our current share authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

	March 31,	December 31,
(In millions)	2014	2013
Term loan	$900	$900
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	697
Revolving credit facility	—	—
Other borrowings	3	3

Total debt (including current maturities)	$3,848	$3,848

At March 31, 2014, our debt consisted primarily of $2.95 billion of senior notes and $900 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first three months of 2014, we were in compliance with all financial debt covenants.

Variable Rate Debt

We maintain a $900 million term loan and a $2.0 billion revolving credit agreement with a syndicate of banks. Both the term loan and outstanding borrowings under the revolving credit facility bear interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on our long-term debt rating in effect from time to time. Scheduled principal payments on the term loan of $90 million are due on the last business day of December of each year, commencing on December 31, 2014, with the remaining principal balance of $540 million due at maturity in October 2018. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which expires on October 25, 2018. The term loan and revolving credit facility contain various, substantially similar restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. As of March 31, 2014, there were no borrowings outstanding under the revolving credit facility, and the weighted average variable interest rate on the term loan borrowings was 1.4%.

Other

Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of March 31, 2014, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. and BBB with a stable outlook from Standard & Poor’s Ratings Services on our senior unsecured debt securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 and have not materially changed since December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in internal control over financial reporting

During the quarter ended March 31, 2014, we continued to implement a billing module within our SAP enterprise resource planning (“ERP”) system, which we expect to further integrate our systems and improve the overall efficiency of our billing and collection processes. We expect the implementation of this module to continue in phases over the remainder of the year, which we believe will reduce implementation risk. The design and documentation of our internal control processes and procedures related to billing will be appropriately modified to supplement existing internal controls over financial reporting. As with any new technology, this module, and the internal controls over financial reporting included in the related processes, will be tested for effectiveness prior to and concurrent with the implementation. We believe the implementation of the billing module within our ERP system will further strengthen the related internal controls due to enhanced automation and integration of processes. There were no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2014	1,260,000	$57.58	1,260,000	17,257,000
February 1-28, 2014	2,521,000	56.58	2,521,000	14,736,000
March 1-31, 2014	2,350,000	57.97	2,350,000	12,386,000

Total	6,131,000		6,131,000

(1)	On August 5, 2013, our board of directors authorized the purchase of up to 20.0 million shares of our common stock. This authorization does not expire.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: April 30, 2014	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President,
Chief Financial Officer,
Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated April 30, 2014

31.2	Certification of the Chief Financial Officer, dated April 30, 2014

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated April 30, 2014

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.