Form 10-Q
period 2014-06-30
FISERV INC
filed 2014-07-30
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

As of July 24, 2014, there were 249,219,225 shares of common stock, $.01 par value, of the registrant outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fiserv, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Processing and services	$1,051	$1,015	$2,078	$1,981
Product	202	183	409	369

Total revenue	1,253	1,198	2,487	2,350

Expenses:
Cost of processing and services	532	523	1,073	1,045
Cost of product	171	157	351	347
Selling, general and administrative	243	245	485	474

Total expenses	946	925	1,909	1,866

Operating income	307	273	578	484
Interest expense	(41)	(41)	(82)	(82)
Interest and investment income	1	—	1	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	267	232	497	402
Income tax provision	(101)	(81)	(167)	(139)
Income from investment in unconsolidated affiliate	—	1	4	6

Income from continuing operations	166	152	334	269
Loss from discontinued operations, net of income taxes	—	(1)	—	(1)

Net income	$166	$151	$334	$268

Net income (loss) per share - basic:
Continuing operations	$0.66	$0.57	$1.33	$1.01
Discontinued operations	—	—	—	—

Total	$0.66	$0.57	$1.33	$1.01

Net income (loss) per share - diluted:
Continuing operations	$0.65	$0.57	$1.31	$1.00
Discontinued operations	—	—	—	—

Total	$0.65	$0.56	$1.30	$1.00

Shares used in computing net income (loss) per share:
Basic	249.3	265.1	251.9	265.9
Diluted	253.4	268.6	256.0	269.4

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$166	$151	$334	$268
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income tax provision (benefit) of $(1) million, $1 million, and $(1) million	—	(2)	2	(2)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million, $1 million, $2 million and $3 million	2	2	4	5
Foreign currency translation	3	(5)	5	(10)

Total other comprehensive income (loss)	5	(5)	11	(7)

Comprehensive income	$171	$146	$345	$261

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$329	$400
Trade accounts receivable, net	730	751
Deferred income taxes	45	55
Prepaid expenses and other current assets	421	366

Total current assets	1,525	1,572
Property and equipment, net	300	266
Intangible assets, net	2,070	2,142
Goodwill	5,217	5,216
Other long-term assets	291	317

Total assets	$9,403	$9,513

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$834	$756
Current maturities of long-term debt	92	92
Deferred revenue	442	484

Total current liabilities	1,368	1,332
Long-term debt	3,756	3,756
Deferred income taxes	680	713
Other long-term liabilities	124	127

Total liabilities	5,928	5,928

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	866	844
Accumulated other comprehensive loss	(49)	(60)
Retained earnings	6,932	6,598
Treasury stock, at cost, 146.6 million and 139.0 million shares	(4,278)	(3,801)

Total shareholders’ equity	3,475	3,585

Total liabilities and shareholders’ equity	$9,403	$9,513

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$334	$268
Adjustment for discontinued operations	—	1
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	96	97
Amortization of acquisition-related intangible assets	103	103
Share-based compensation	27	26
Deferred income taxes	(27)	(26)
Income from investment in unconsolidated affiliate	(4)	(6)
Dividends from unconsolidated affiliate	45	6
Non-cash impairment charge	—	30
Other non-cash items	(12)	(6)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	25	13
Prepaid expenses and other assets	(24)	(45)
Accounts payable and other liabilities	46	(40)
Deferred revenue	(40)	(24)

Net cash provided by operating activities from continuing operations	569	397

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(150)	(110)
Payment for acquisition of business, net of cash acquired	—	(16)
Dividends from unconsolidated affiliate	—	116
Other investing activities	1	—

Net cash used in investing activities from continuing operations	(149)	(10)

Cash flows from financing activities:
Debt proceeds	544	1,210
Debt repayments	(544)	(1,444)
Issuance of treasury stock	26	24
Purchases of treasury stock	(528)	(254)
Other financing activities	11	7

Net cash used in financing activities from continuing operations	(491)	(457)

Net change in cash and cash equivalents from continuing operations	(71)	(70)
Net cash flows from discontinued operations	—	32
Beginning balance	400	358

Ending balance	$329	$320

Discontinued operations cash flow information:
Net cash used in operating activities	$—	$(3)
Net cash provided by investing activities	—	35

Net change in cash and cash equivalents from discontinued operations	—	32
Net cash flows to continuing operations	—	(32)
Beginning balance - discontinued operations	—	—

Ending balance - discontinued operations	$—	$—

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the three-month and six-month periods ended June 30, 2014 and 2013 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

2.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to clarify the principles of recognizing revenue and to create common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model involves a five-step process for achieving that core principle, along with comprehensive disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will be effective for annual and interim periods after December 15, 2016; early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt this new guidance. The Company is currently assessing the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the amendments in ASU 2014-08, only those disposals that represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 will be effective prospectively for annual and interim periods after December 15, 2014, with early adoption permitted.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.0 billion at June 30, 2014 and $3.9 billion at December 31, 2013 and was estimated using discounted cash flows based on quoted prices in active markets (level 2 of the fair value hierarchy) or the Company’s current incremental borrowing rates (level 3 of the fair value hierarchy).

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

The cash purchase price and repayment of assumed debt were funded utilizing a combination of available cash and existing availability under the Company’s revolving credit facility. During 2013, the Company finalized the purchase price allocation for Open Solutions, resulting in customer related intangible assets of $460 million, acquired software and technology of $105 million, goodwill of $517 million, long-term debt of $958 million, and various other identifiable assets and liabilities. As a result of the acquisition, the Company has incurred merger and integration costs, including a $30 million non-cash impairment charge in the first quarter of 2013 related to the Company’s decision to replace its Acumen® account processing system with DNATM, an Open Solutions account processing system.

5.	Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $39 million at December 31, 2013 and was reported within other long-term assets in the consolidated balance sheet. In the second quarter of 2014, the Company received from StoneRiver a $45 million cash dividend, funded from a recent capital transaction. The dividend exceeded the Company’s investment carrying amount, resulting in the reduction of its investment balance to zero, with the excess cash dividend of $3 million recorded within other long-term liabilities in the consolidated balance sheet at June 30, 2014. Although the Company does not maintain a legal obligation to fund any of the liabilities or potential operating deficits of StoneRiver, it intends to provide future financial support, based upon its continuing assessment of various factors, should the need arise. The entire dividend represents a return on the Company’s investment and was reported as cash flows from operating activities. During the second quarter of 2013, the Company received a $122 million cash dividend from StoneRiver. A portion of the dividend, $6 million, represented a return on the Company’s investment and was reported in cash flows from operating activities.

6.	Share-Based Compensation

The Company recognized $12 million and $27 million of share-based compensation expense during the three and six months ended June 30, 2014, respectively, and $12 million and $26 million of share-based compensation expense during the three and six months ended June 30, 2013, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2014, the Company granted 1.3 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $18.80 and $57.08, respectively. During the six months ended June 30, 2013, the Company granted 1.9 million stock options and 0.9 million restricted stock units at weighted-average estimated fair values of $12.66 and $40.62, respectively. During the six months ended June 30, 2014 and 2013, stock options to purchase 0.8 million shares and 0.7 million shares, respectively, were exercised.

7.	Shares Used in Computing Net Income Per Share

The computation of shares used in calculating diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013

Weighted-average shares outstanding used for the calculation of net income per share - basic	249.3	265.1	251.9	265.9
Common stock equivalents	4.1	3.5	4.1	3.5

Total shares used for the calculation of net income per share - diluted	253.4	268.6	256.0	269.4

For the three months ended June 30, 2014 and 2013, stock options for 1.4 million and 1.8 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the six months ended June 30, 2014 and 2013, stock options for 1.1 million and 1.4 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

8.	Intangible Assets

Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2014

Customer related intangible assets	$2,155	$733	$1,422
Acquired software and technology	493	322	171
Trade names	120	43	77
Capitalized software development costs	619	302	317
Purchased software	238	155	83

Total	$3,625	$1,555	$2,070

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2013

Customer related intangible assets	$2,155	$667	$1,488
Acquired software and technology	493	289	204
Trade names	120	39	81
Capitalized software development costs	635	348	287
Purchased software	277	195	82

Total	$3,680	$1,538	$2,142

The Company estimates that annual amortization expense with respect to acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $200 million in 2014, $190 million in 2015, $150 million in 2016 and $140 million in each of 2017 and 2018. Annual amortization expense in 2014 with respect to capitalized and purchased software is estimated to approximate $110 million.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2014	December 31, 2013

Trade accounts payable	$55	$67
Settlement obligations	248	184
Client deposits	214	190
Accrued compensation and benefits	127	165
Other accrued expenses	190	150

Total	$834	$756

10.	Income Taxes

The Company’s effective income tax rates for continuing operations were 37.7% and 33.5% during the three and six months ended June 30, 2014, respectively, and were 35.0% and 34.6% during the three and six months ended June 30, 2013, respectively. The lower effective tax rate for the six months ended June 30, 2014 was primarily attributed to the favorable resolution of tax matters in the first quarter. The resolution of these tax matters decreased the Company’s unrecognized tax benefits from $60 million at December 31, 2013 to $43 million at June 30, 2014. At June 30, 2014, unrecognized tax benefits of $32 million, net of federal and state benefits, would affect the effective income tax rate from continuing operations if recognized.

11.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total

Balance at December 31, 2013	$(49)	$(9)	$(2)	$(60)

Other comprehensive income before reclassifications	2	5	—	7
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4

Net current-period other comprehensive income	6	5	—	11

Balance at June 30, 2014	$(43)	$(4)	$(2)	$(49)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total

Balance at December 31, 2012	$(57)	$(1)	$(2)	$(60)

Other comprehensive loss before reclassifications	(2)	(10)	—	(12)
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5

Net current-period other comprehensive (loss) income	3	(10)	—	(7)

Balance at June 30, 2013	$(54)	$(11)	$(2)	$(67)

Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2014, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of June 30, 2014 and December 31, 2013, the notional amount of these derivatives was approximately $53 million, and the fair value totaling approximately $3 million and $(1) million, respectively, was recorded in the consolidated balance sheets in current assets at June 30, 2014 and in current liabilities at December 31, 2013.

12.	Cash Flow Information

Supplemental cash flow information was as follows:

	Six Months Ended June 30,
(In millions)	2014	2013

Interest paid, including on assumed debt	$72	$91
Income taxes paid from continuing operations	137	135
Treasury stock purchases settled after the balance sheet date	—	17
Liabilities assumed in acquisition of business	—	1,186

On March 14, 2013, the Company sold its club solutions business (“Club Solutions”) for approximately $35 million in cash. The proceeds from the sale and cash flows of Club Solutions have been reported as discontinued operations in the accompanying consolidated statement of cash flows for the six months ended June 30, 2013.

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

(In millions)	Payments	Financial	Corporate and Other	Total

Three Months Ended June 30, 2014
Processing and services revenue	$501	$551	$(1)	$1,051
Product revenue	168	44	(10)	202

Total revenue	$669	$595	$(11)	$1,253

Operating income	$185	$203	$(81)	$307

Three Months Ended June 30, 2013
Processing and services revenue	$477	$541	$(3)	$1,015
Product revenue	149	43	(9)	183

Total revenue	$626	$584	$(12)	$1,198

Operating income	$179	$186	$(92)	$273

Six Months Ended June 30, 2014
Processing and services revenue	$992	$1,090	$(4)	$2,078
Product revenue	350	80	(21)	409

Total revenue	$1,342	$1,170	$(25)	$2,487

Operating income	$365	$388	$(175)	$578

Six Months Ended June 30, 2013
Processing and services revenue	$930	$1,057	$(6)	$1,981
Product revenue	313	76	(20)	369

Total revenue	$1,243	$1,133	$(26)	$2,350

Operating income	$345	$347	$(208)	$484

Goodwill in the Payments and Financial segments was $3.4 billion and $1.8 billion, respectively, as of June 30, 2014 and December 31, 2013.

14.	Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally, guarantee the Company’s indebtedness under its revolving credit facility, senior notes and term loan. Under the indentures governing the senior notes, a guarantee of a Guarantor Subsidiary will terminate upon the following customary circumstances: the sale of such Guarantor Subsidiary if such sale complies with the indenture; if such Guarantor Subsidiary no longer guarantees certain other indebtedness of the Company, including as a result of the release of the Guarantor Subsidiaries if Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. increase the Company’s credit rating to A- and A3, respectively; or the defeasance or discharge of the indenture. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (a) the Company; (b) the Guarantor Subsidiaries on a combined basis; and (c) the Company’s non-guarantor subsidiaries on a combined basis. Certain intercompany amounts reported in the prior periods within the condensed consolidating balance sheet and condensed consolidating statement of cash flows have been reclassified to conform to the current period presentation and are not considered to be material by the Company.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended June 30, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$768	$326	$(43)	$1,051
Product	—	191	28	(17)	202

Total revenue	—	959	354	(60)	1,253

Expenses:
Cost of processing and services	—	387	188	(43)	532
Cost of product	—	163	25	(17)	171
Selling, general and administrative	29	162	52	—	243

Total expenses	29	712	265	(60)	946

Operating income (loss)	(29)	247	89	—	307
Interest expense, net	(32)	(6)	(2)	—	(40)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(61)	241	87	—	267
Income tax (provision) benefit	23	(92)	(32)	—	(101)
Income from investment in unconsolidated affiliate	—	—	—	—	—
Equity in earnings of consolidated affiliates	204	—	—	(204)	—

Income from continuing operations	166	149	55	(204)	166
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income	$166	$149	$55	$(204)	$166

Comprehensive income	$171	$149	$58	$(207)	$171

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended June 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$724	$332	$(41)	$1,015
Product	—	170	29	(16)	183

Total revenue	—	894	361	(57)	1,198

Expenses:
Cost of processing and services	—	356	208	(41)	523
Cost of product	—	152	21	(16)	157
Selling, general and administrative	31	160	54	—	245

Total expenses	31	668	283	(57)	925

Operating income (loss)	(31)	226	78	—	273
Interest expense, net	(32)	(5)	(4)	—	(41)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(63)	221	74	—	232
Income tax (provision) benefit	26	(82)	(25)	—	(81)
Income from investment in unconsolidated affiliate	—	1	—	—	1
Equity in earnings of consolidated affiliates	189	—	—	(189)	—

Income from continuing operations	152	140	49	(189)	152
Loss from discontinued operations, net of income taxes	(1)	—	—	—	(1)

Net income	$151	$140	$49	$(189)	$151

Comprehensive income	$146	$140	$44	$(184)	$146

Condensed Consolidating Statement of Income and Comprehensive Income

Six Months Ended June 30, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,523	$641	$(86)	$2,078
Product	—	396	49	(36)	409

Total revenue	—	1,919	690	(122)	2,487

Expenses:
Cost of processing and services	—	783	376	(86)	1,073
Cost of product	—	337	50	(36)	351
Selling, general and administrative	49	327	109	—	485

Total expenses	49	1,447	535	(122)	1,909

Operating income (loss)	(49)	472	155	—	578
Interest expense, net	(64)	(13)	(4)	—	(81)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(113)	459	151	—	497
Income tax (provision) benefit	60	(172)	(55)	—	(167)
Income from investment in unconsolidated affiliate	—	4	—	—	4
Equity in earnings of consolidated affiliates	387	—	—	(387)	—

Income from continuing operations	334	291	96	(387)	334
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income	$334	$291	$96	$(387)	$334

Comprehensive income	$345	$291	$101	$(392)	$345

Condensed Consolidating Statement of Income and Comprehensive Income

Six Months Ended June 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$1,437	$625	$(81)	$1,981
Product	—	352	51	(34)	369

Total revenue	—	1,789	676	(115)	2,350

Expenses:
Cost of processing and services	—	740	386	(81)	1,045
Cost of product	—	339	42	(34)	347
Selling, general and administrative	59	304	111	—	474

Total expenses	59	1,383	539	(115)	1,866

Operating income (loss)	(59)	406	137	—	484
Interest expense, net	(64)	(11)	(7)	—	(82)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(123)	395	130	—	402
Income tax (provision) benefit	52	(144)	(47)	—	(139)
Income from investment in unconsolidated affiliate	—	6	—	—	6
Equity in earnings of consolidated affiliates	340	—	—	(340)	—

Income from continuing operations	269	257	83	(340)	269
Loss from discontinued operations, net of income taxes	(1)	—	—	—	(1)

Net income	$268	$257	$83	$(340)	$268

Comprehensive income	$261	$257	$73	$(330)	$261

Condensed Consolidating Balance Sheet

June 30, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$36	$61	$232	$—	$329
Trade accounts receivable, net	—	475	255	—	730
Prepaid expenses and other current assets	49	250	167	—	466

Total current assets	85	786	654	—	1,525
Due from consolidated affiliates	—	1,974	509	(2,483)	—
Investments in consolidated affiliates	10,504	—	—	(10,504)	—
Intangible assets, net	22	1,797	251	—	2,070
Goodwill	—	4,154	1,063	—	5,217
Other long-term assets	39	446	106	—	591

Total assets	$10,650	$9,157	$2,583	$(12,987)	$9,403

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$116	$508	$210	$—	$834
Current maturities of long-term debt	90	2	—	—	92
Deferred revenue	—	275	167	—	442

Total current liabilities	206	785	377	—	1,368
Long-term debt	3,755	1	—	—	3,756
Due to consolidated affiliates	2,483	—	—	(2,483)	—
Other long-term liabilities	731	30	43	—	804

Total liabilities	7,175	816	420	(2,483)	5,928

Total shareholders’ equity	3,475	8,341	2,163	(10,504)	3,475

Total liabilities and shareholders’ equity	$10,650	$9,157	$2,583	$(12,987)	$9,403

Condensed Consolidating Balance Sheet

December 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$139	$76	$185	$—	$400
Trade accounts receivable, net	—	465	286	—	751
Prepaid expenses and other current assets	81	195	145	—	421

Total current assets	220	736	616	—	1,572
Due from consolidated affiliates	—	1,683	425	(2,108)	—
Investments in consolidated affiliates	10,122	—	—	(10,122)	—
Intangible assets, net	22	1,866	254	—	2,142
Goodwill	—	4,150	1,066	—	5,216
Other long-term assets	33	448	102	—	583

Total assets	$10,397	$8,883	$2,463	$(12,230)	$9,513

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$87	$463	$206	$—	$756
Current maturities of long-term debt	90	2	—	—	92
Deferred revenue	—	292	192	—	484

Total current liabilities	177	757	398	—	1,332
Long-term debt	3,754	2	—	—	3,756
Due to consolidated affiliates	2,108	—	—	(2,108)	—
Other long-term liabilities	773	25	42	—	840

Total liabilities	6,812	784	440	(2,108)	5,928

Total shareholders’ equity	3,585	8,099	2,023	(10,122)	3,585

Total liabilities and shareholders’ equity	$10,397	$8,883	$2,463	$(12,230)	$9,513

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(4)	$436	$137	$—	$569

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(104)	(44)	—	(150)
Other investing activities	—	(346)	(46)	393	1

Net cash used in investing activities from continuing operations	(2)	(450)	(90)	393	(149)

Cash flows from financing activities:
Debt proceeds	544	—	—	—	544
Debt repayments	(544)	—	—	—	(544)
Issuance of treasury stock	26	—	—	—	26
Purchases of treasury stock	(528)	—	—	—	(528)
Other financing activities	405	(1)	—	(393)	11

Net cash used in financing activities from continuing operations	(97)	(1)	—	(393)	(491)

Net change in cash and cash equivalents from continuing operations	(103)	(15)	47	—	(71)
Net cash flows from (to) discontinued operations	—	—	—	—	—
Beginning balance	139	76	185	—	400

Ending balance	$36	$61	$232	$—	$329

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(42)	$324	$115	$—	$397

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(79)	(29)	—	(110)
Payment for acquisition of business, net of cash acquired	(55)	39	—	—	(16)
Dividend from unconsolidated affiliate	—	116	—	—	116
Other investing activities	(1)	(433)	(75)	509	—

Net cash used in investing activities from continuing operations	(58)	(357)	(104)	509	(10)

Cash flows from financing activities:
Debt proceeds	1,210	—	—	—	1,210
Debt repayments	(1,444)	—	—	—	(1,444)
Issuance of treasury stock	24	—	—	—	24
Purchases of treasury stock	(254)	—	—	—	(254)
Other financing activities	515	(1)	2	(509)	7

Net cash (used in) provided by financing activities from continuing operations	51	(1)	2	(509)	(457)

Net change in cash and cash equivalents from continuing operations	(49)	(34)	13	—	(70)
Net cash flows from (to) discontinued operations	(4)	36	—	—	32
Beginning balance	85	66	207	—	358

Ending balance	$32	$68	$220	$—	$320

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

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities and the trends and business developments affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•	Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2014 to the comparable periods in 2013.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2014.

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

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. In particular, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. Financial institutions have generally remained cautious in their information technology spending as a result. These conditions have, however, created interest in solutions that help financial institutions win and retain customers, generate incremental revenue and enhance operating efficiency. Examples of these solutions include our digital channels and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment, our financial results have continued to improve with increases in revenue, net income per share from continuing operations and net cash provided by operating activities in the first six months of 2014 as compared to the same period of 2013 and for the full year 2013 compared to 2012. We believe these financial results demonstrate the resilience of our recurring, fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

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

	Three Months Ended June 30,
(In millions)			Percentage of Revenue (1)		Increase (Decrease)
	2014	2013	2014	2013	$	%
Revenue:
Processing and services	$1,051	$1,015	83.9%	84.7%	$36	4%
Product	202	183	16.1%	15.3%	19	10%

Total revenue	1,253	1,198	100.0%	100.0%	55	5%

Expenses:
Cost of processing and services	532	523	50.6%	51.5%	9	2%
Cost of product	171	157	84.7%	85.8%	14	9%

Sub-total	703	680	56.1%	56.8%	23	3%
Selling, general and administrative	243	245	19.4%	20.5%	(2)	(1%)

Total expenses	946	925	75.5%	77.2%	21	2%

Operating income	307	273	24.5%	22.8%	34	12%
Interest expense	(41)	(41)	(3.3%)	(3.4%)	—	—
Interest and investment income	1	—	0.1%	—	1	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$267	$232	21.3%	19.4%	$35	15%

	Six Months Ended June 30,
(In millions)			Percentage of Revenue (1)		Increase (Decrease)
	2014	2013	2014	2013	$	%
Revenue:
Processing and services	$2,078	$1,981	83.6%	84.3%	$97	5%
Product	409	369	16.4%	15.7%	40	11%

Total revenue	2,487	2,350	100.0%	100.0%	137	6%

Expenses:
Cost of processing and services	1,073	1,045	51.6%	52.8%	28	3%
Cost of product	351	347	85.8%	94.0%	4	1%

Sub-total	1,424	1,392	57.3%	59.2%	32	2%
Selling, general and administrative	485	474	19.5%	20.2%	11	2%

Total expenses	1,909	1,866	76.8%	79.4%	43	2%

Operating income	578	484	23.2%	20.6%	94	19%
Interest expense	(82)	(82)	(3.3%)	(3.5%)	—	—
Interest and investment income	1	—	—	—	1	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$497	$402	20.0%	17.1%	$95	24%

(1)	Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total

Total revenue:
2014	$669	$595	$(11)	$1,253
2013	626	584	(12)	1,198

Revenue growth	$43	$11	$1	$55
Revenue growth percentage	7%	2%		5%

Operating income:
2014	$185	$203	$(81)	$307
2013	179	186	(92)	273

Operating income growth	$6	$17	$11	$34
Operating income growth percentage	3%	9%		12%

Operating margin:
2014	27.7%	34.1%		24.5%
2013	28.7%	31.9%		22.8%

Operating margin growth (1)	(1.0%)	2.2%		1.7%

	Six Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total

Total revenue:
2014	$1,342	$1,170	$(25)	$2,487
2013	1,243	1,133	(26)	2,350

Revenue growth	$99	$37	$1	$137
Revenue growth percentage	8%	3%		6%

Operating income:
2014	$365	$388	$(175)	$578
2013	345	347	(208)	484

Operating income growth	$20	$41	$33	$94
Operating income growth percentage	6%	12%		19%

Operating margin:
2014	27.2%	33.1%		23.2%
2013	27.8%	30.6%		20.6%

Operating margin growth (1)	(0.6%)	2.5%		2.6%

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $55 million, or 5%, in the second quarter of 2014 compared to 2013 and increased $137 million, or 6%, in the first six months of 2014 compared to 2013, driven by both our Payments and Financial segments.

Revenue in our Payments segment increased $43 million, or 7%, and $99 million, or 8%, during the second quarter and first six months of 2014, respectively, compared to 2013. Payments segment revenue growth was primarily driven by our recurring revenue businesses as processing and services revenue increased $24 million, or 5%, and $62 million, or 7%, in the second quarter and first six months of 2014, respectively, over the prior year periods. This growth was due to new clients and increased transaction volumes from existing clients in our card services and bill payment businesses, as well as in our digital channels business, which includes our online and mobile banking solutions. Higher product revenue from increased volumes in our output solutions business, a portion of which is postage pass-through revenue that is included in both product revenue and cost of product, also contributed to overall segment revenue growth during the second quarter and first six months of 2014.

Revenue in our Financial segment increased $11 million, or 2%, and $37 million, or 3% during the second quarter and first six months of 2014, respectively, compared to 2013. Increased processing and services revenue in our account processing and lending businesses, including higher contract termination fee revenue, favorably impacted segment revenue growth in both the second quarter and first six months of 2014. This growth was partially offset by a revenue decline in our international business due to the completion of several client implementations in the first six months of 2013.

Total Expenses

Total expenses increased $21 million and $43 million, respectively, or 2%, in each of the second quarter and first six months of 2014 compared to 2013. Total expenses as a percentage of total revenue decreased 170 basis points from 77.2% in the second quarter of 2013 to 75.5% in the second quarter of 2014 and decreased 260 basis points from 79.4% in the first six months of 2013 to 76.8% in the first six months of 2014. The decrease in total expenses as a percentage of revenue in 2014 was primarily due to higher merger and integration expenses incurred in 2013 resulting from the Open Solutions acquisition, which negatively impacted our operating margins by approximately 100 basis points and 200 basis points in the second quarter and first six months of 2013, respectively.

Cost of processing and services as a percentage of processing and services revenue decreased to 50.6% in the second quarter of 2014 as compared to 51.5% in the second quarter of 2013 and to 51.6% in the first six months of 2014 as compared to 52.8% in the first six months of 2013. Cost of processing and services as a percentage of revenue was positively impacted primarily by increased operating leverage in our recurring revenue businesses.

Cost of product as a percentage of product revenue in the second quarter of 2014 decreased to 84.7% from 85.8% in the second quarter of 2013. Cost of product as a percentage of product revenue for the first six months of 2014 was 85.8% as compared to 94.0% in the first six months of 2013. The decrease in cost of product as a percentage of product revenue in 2014 was primarily due to a $30 million non-cash impairment charge in the first quarter of 2013 related to the replacement of our Acumen® account processing system with DNA, an Open Solutions account processing system.

Selling, general and administrative expenses as a percentage of total revenue was 19.4% in the second quarter of 2014 compared to 20.5% in the second quarter of 2013 and was 19.5% in the first six months of 2014 compared to 20.2% in the first six months of 2013. The decrease in selling, general and administrative expense as a percentage of total revenue in both the second quarter and first six months of 2014 was primarily due to higher merger and integration expenses in 2013 attributed to our acquisition of Open Solutions.

Operating Income and Operating Margin

Total operating income increased $34 million, or 12%, in the second quarter of 2014 compared to the second quarter of 2013, and increased $94 million, or 19%, in the first six months of 2014 compared to 2013. Our total operating margin increased 170 basis points to 24.5% in the second quarter of 2014 compared to the second quarter of 2013 and increased 260 basis points to 23.2% in the first six months of 2014 compared to the same period in 2013. Operating income and operating margin were positively impacted in 2014 primarily by scale efficiencies and lower merger and integration expenses in our Corporate and Other segment associated with the Open Solutions acquisition.

Operating income in our Payments segment increased $6 million, or 3%, and $20 million, or 6%, in the second quarter and first six months of 2014, respectively, as compared to 2013. Operating margin decreased 100 basis points to 27.7% in the second quarter of 2014 and 60 basis points to 27.2% in the first six months of 2014, as compared to the 2013 respective periods. Payments segment operating margin in 2014 was negatively impacted by product mix and increased expenses associated with investments and client acquisition in our biller solutions business, partially offset by revenue growth and scale efficiencies in our card services business. In addition, operating margins in both the second quarter and first six months of 2014 were negatively impacted by increased postage pass-through costs in our output solutions business, which are included in both revenue and expenses.

Operating income in our Financial segment increased $17 million, or 9%, and operating margin increased 220 basis points to 34.1% in the second quarter of 2014 as compared to 2013. In the first six months of 2014 compared to 2013, operating income in the Financial segment increased $41 million, or 12%, and operating margin increased 250 basis points to 33.1% as compared to the first six months of 2013. The increases in operating income and operating margin in 2014 were primarily due to scale efficiencies, operational effectiveness initiatives, including Open Solutions synergies, and higher contract termination fee revenue in our account processing businesses.

Interest Expense

Interest expense was consistent in both the second quarter and first six months of 2014 as compared to the respective periods in 2013. A decline in average outstanding debt in 2014 was offset by slightly higher variable interest rates as compared to 2013.

Income Tax Provision

Our effective income tax rates for continuing operations were 37.7% and 33.5% in the second quarter and first six months of 2014, respectively, and were 35.0% and 34.6% in the second quarter and first six months of 2013, respectively. The lower effective tax rate for the first six months of 2014 compared to 2013 was primarily attributed to the favorable resolution of tax matters in the first quarter.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.65 and $0.57 in the second quarter of 2014 and 2013, respectively, and was $1.31 and $1.00 in the first six months of 2014 and 2013, respectively. Amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.13 per share in both the second quarter of 2014 and 2013, and $0.26 per share and $0.25 per share in the first six months of 2014 and 2013, respectively. In addition, net income per share-diluted was negatively impacted by merger and integration costs in the second quarter and first six months of 2013 by $0.04 per share and $0.13 per share, respectively, due to the acquisition of Open Solutions.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $329 million at June 30, 2014 and available borrowings under our revolving credit facility. The following table presents our operating cash flow and capital expenditure amounts for the six months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2014	2013	$	%

Income from continuing operations	$334	$269	$65
Depreciation and amortization	199	200	(1)
Share-based compensation	27	26	1
Deferred income taxes	(27)	(26)	(1)
Income from investment in unconsolidated affiliate	(4)	(6)	2
Dividends from unconsolidated affiliate	45	6	39
Non-cash impairment charge	—	30	(30)
Net changes in working capital and other	(5)	(102)	97

Operating cash flow	$569	$397	$172	43%

Capital expenditures	$150	$110	$40	36%

Our net cash provided by operating activities, or operating cash flow, was $569 million in the first six months of 2014, an increase of 43% compared with $397 million in 2013. This increase in the first six months of 2014 was primarily due to increased earnings, favorable working capital changes and a cash dividend received from our StoneRiver joint venture, representing a return on our investment. Working capital was negatively impacted in 2013 by payments related to merger and integration costs and assumed liabilities resulting from the acquisition of Open Solutions. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures were approximately 6% and 5% of our total revenue in the first six months of 2014 and 2013, respectively.

In the second quarter of 2014 and 2013, we received cash dividends of $45 million and $122 million, respectively, from our StoneRiver joint venture. The portions of these dividends that represented returns on our investment, $45 million in 2014 and $6 million in 2013, are reported in cash flows from operating activities. Additionally, we purchased $528 million and $254 million of our common stock during the first six months of 2014 and 2013, respectively. As of June 30, 2014, we had approximately 9.4 million shares remaining under our current share authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

(In millions)	June 30, 2014	December 31, 2013

Term loan	$900	$900
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	697
Revolving credit facility	—	—
Other borrowings	3	3

Total debt (including current maturities)	$3,848	$3,848

At June 30, 2014, our debt consisted primarily of $2.95 billion of senior notes and $900 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first six months of 2014, we were in compliance with all financial debt covenants.

Variable Rate Debt

We maintain a $900 million term loan and a $2.0 billion revolving credit agreement with a syndicate of banks. Both the term loan and outstanding borrowings under the revolving credit facility bear interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on our long-term debt rating in effect from time to time. Scheduled principal payments on the term loan of $90 million are due on the last business day of December of each year, commencing on December 31, 2014, with the remaining principal balance of $540 million due at maturity in October 2018. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which expires on October 25, 2018. The term loan and revolving credit facility contain various, substantially similar restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. As of June 30, 2014, there were no borrowings outstanding under the revolving credit facility, and the weighted average variable interest rate on the term loan borrowings was 1.4%.

Other

Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of June 30, 2014, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. and BBB with a stable outlook from Standard & Poor’s Ratings Services on our senior unsecured debt securities.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in internal control over financial reporting

During the quarter ended June 30, 2014, we continued to implement a billing module within our SAP enterprise resource planning (“ERP”) system, which we expect to further integrate our systems and improve the overall efficiency of our billing and collection processes. We expect the implementation of this module to continue in phases over the remainder of the year, which we believe will reduce implementation risk. The design and documentation of our internal control processes and procedures related to billing will be appropriately modified to supplement existing internal controls over financial reporting. As with any new technology, this module, and the internal controls over financial reporting included in the related processes, will be tested for effectiveness prior to and concurrent with the implementation. We believe the implementation of the billing module within our ERP system will further strengthen the related internal controls due to enhanced automation and integration of processes. There were no other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2014	2,869,000	$56.82	2,869,000	9,517,000
May 1-31, 2014	76,000	60.92	76,000	9,441,000
June 1-30, 2014	—		—	9,441,000

Total	2,945,000		2,945,000

(1)	On August 5, 2013, our board of directors authorized the purchase of up to 20.0 million shares of our common stock. This authorization does not expire.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: July 30, 2014	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Executive Vice President,
Chief Financial Officer,
Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Employment Agreement, dated May 21, 2014, between Fiserv, Inc. and Kevin P. Gregoire.

10.2	Key Executive Employment and Severance Agreement, dated May 21, 2014, between Fiserv, Inc. and Kevin P. Gregoire (1)

31.1	Certification of the Chief Executive Officer, dated July 30, 2014

31.2	Certification of the Chief Financial Officer, dated July 30, 2014

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated July 30, 2014

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.
(1)	Form of agreement previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-14948) and incorporated herein by reference.