Form 10-Q
period 2014-09-30
FISERV INC
filed 2014-10-29
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

As of October 23, 2014, there were 243,966,081 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fiserv, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Processing and services	$1,063	$1,016	$3,141	$2,997
Product	200	185	609	554

Total revenue	1,263	1,201	3,750	3,551

Expenses:
Cost of processing and services	537	520	1,610	1,565
Cost of product	168	164	519	511
Selling, general and administrative	243	237	728	711

Total expenses	948	921	2,857	2,787

Operating income	315	280	893	764
Interest expense	(41)	(41)	(123)	(123)
Interest and investment income	—	—	1	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	274	239	771	641
Income tax provision	(120)	(79)	(287)	(218)
Income from investment in unconsolidated affiliate	85	1	89	7

Income from continuing operations	239	161	573	430
Loss from discontinued operations, net of income taxes	—	(2)	—	(3)

Net income	$239	$159	$573	$427

Net income (loss) per share - basic:
Continuing operations	$0.96	$0.62	$2.29	$1.63
Discontinued operations	—	(0.01)	—	(0.01)

Total	$0.96	$0.61	$2.29	$1.62

Net income (loss) per share - diluted:
Continuing operations	$0.95	$0.61	$2.25	$1.61
Discontinued operations	—	(0.01)	—	(0.01)

Total	$0.95	$0.60	$2.25	$1.60

Shares used in computing net income (loss) per share:
Basic	247.6	259.9	250.5	263.9
Diluted	251.8	263.7	254.6	267.5

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$239	$159	$573	$427
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax provision (benefit) of $(1) million, $1 million and $(1) million	(1)	—	1	(2)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million, $1 million, $4 million and $4 million	2	2	6	7
Foreign currency translation	(9)	2	(4)	(8)

Total other comprehensive (loss) income	(8)	4	3	(3)

Comprehensive income	$231	$163	$576	$424

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$409	$400
Trade accounts receivable, net	748	751
Deferred income taxes	41	55
Prepaid expenses and other current assets	381	366

Total current assets	1,579	1,572
Property and equipment, net	304	266
Intangible assets, net	2,042	2,142
Goodwill	5,212	5,216
Other long-term assets	301	317

Total assets	$9,438	$9,513

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$886	$756
Current maturities of long-term debt	92	92
Deferred revenue	419	484

Total current liabilities	1,397	1,332
Long-term debt	3,756	3,756
Deferred income taxes	693	713
Other long-term liabilities	130	127

Total liabilities	5,976	5,928

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	880	844
Accumulated other comprehensive loss	(57)	(60)
Retained earnings	7,171	6,598
Treasury stock, at cost, 150.4 million and 139.0 million shares	(4,536)	(3,801)

Total shareholders’ equity	3,462	3,585

Total liabilities and shareholders’ equity	$9,438	$9,513

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$573	$427
Adjustment for discontinued operations	—	3
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	147	145
Amortization of acquisition-related intangible assets	153	156
Share-based compensation	37	37
Deferred income taxes	(11)	(11)
Income from investment in unconsolidated affiliate	(89)	(7)
Dividends from unconsolidated affiliate	108	6
Non-cash impairment charge	—	30
Other non-cash items	(15)	(9)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	8	(7)
Prepaid expenses and other assets	(37)	(51)
Accounts payable and other liabilities	147	(12)
Deferred revenue	(61)	(26)

Net cash provided by operating activities from continuing operations	960	681

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(225)	(171)
Payments for acquisitions of businesses, net of cash acquired	—	(30)
Dividends from unconsolidated affiliate	—	116
Net proceeds from investments	7	2
Other investing activities	(1)	(1)

Net cash used in investing activities from continuing operations	(219)	(84)

Cash flows from financing activities:
Debt proceeds	544	1,319
Debt repayments	(544)	(1,574)
Issuance of treasury stock	39	37
Purchases of treasury stock	(785)	(455)
Other financing activities	15	12

Net cash used in financing activities from continuing operations	(731)	(661)

Net change in cash and cash equivalents from continuing operations	10	(64)
Net cash flows (to) from discontinued operations	(1)	27
Beginning balance	400	358

Ending balance	$409	$321

Discontinued operations cash flow information:
Net cash used in operating activities	$(1)	$(8)
Net cash provided by investing activities	—	35

Net change in cash and cash equivalents from discontinued operations	(1)	27
Net cash flows from (to) continuing operations	1	(27)
Beginning balance - discontinued operations	—	—

Ending balance - discontinued operations	$—	$—

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three-month and nine-month periods ended September 30, 2014 and 2013 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.0 billion at September 30, 2014 and $3.9 billion at December 31, 2013 and was estimated using discounted cash flows based on quoted prices in active markets (level 2 of the fair value hierarchy) or the Company’s current incremental borrowing rates (level 3 of the fair value hierarchy).

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

5. Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $20 million and $39 million at September 30, 2014 and December 31, 2013, respectively, and was reported within other long-term assets in the consolidated balance sheets. During the three months ended September 30, 2014, StoneRiver completed the sale of a subsidiary business, resulting in a gain. The Company’s share of the gain on sale of $85 million was recorded within income from investment in unconsolidated affiliate, with the related tax expense of $32 million recorded through the income tax provision, in the consolidated statements of income. The Company received cash dividends from StoneRiver, funded from recent capital transactions, of $108 million during the nine months ended September 30, 2014, which were recorded as reductions in the Company’s investment in StoneRiver. These dividends, in their entirety, represented returns on the Company’s investment and were reported in cash flows from operating activities. During the nine months ended September 30, 2013, the Company received a $122 million cash dividend from StoneRiver. A portion of the dividend, $6 million, represented a return on the Company’s investment and was reported in cash flows from operating activities.

6. Share-Based Compensation

The Company recognized $10 million and $37 million of share-based compensation expense during the three and nine months ended September 30, 2014, respectively, and $11 million and $37 million of share-based compensation expense during the three and nine months ended September 30, 2013, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the nine months ended September 30, 2014, the Company granted 1.3 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $18.80 and $57.25, respectively. During the nine months ended September 30, 2013, the Company granted 1.9 million stock options and 0.9 million restricted stock units at weighted-average estimated fair values of $12.67 and $40.99, respectively. During each of the nine-month periods ended September 30, 2014 and 2013, stock options to purchase 1.1 million shares were exercised.

7. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Weighted-average shares outstanding used for the calculation of net income per share - basic	247.6	259.9	250.5	263.9
Common stock equivalents	4.2	3.8	4.1	3.6

Total shares used for the calculation of net income per share - diluted	251.8	263.7	254.6	267.5

For the three months ended September 30, 2014 and 2013, stock options for 1.3 million and 1.7 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the nine months ended September 30, 2014 and 2013, stock options for 1.2 million and 1.5 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

8. Intangible Assets

Intangible assets consisted of the following:

	Gross
(In millions)	Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2014
Customer related intangible assets	$2,155	$765	$1,390
Acquired software and technology	493	339	154
Trade names	120	44	76
Capitalized software development costs	603	277	326
Purchased software	229	133	96

Total	$3,600	$1,558	$2,042

	Gross
(In millions)	Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2013
Customer related intangible assets	$2,155	$667	$1,488
Acquired software and technology	493	289	204
Trade names	120	39	81
Capitalized software development costs	635	348	287
Purchased software	277	195	82

Total	$3,680	$1,538	$2,142

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

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In millions)	2014	2013
Trade accounts payable	$54	$67
Client deposits	236	190
Settlement obligations	198	184
Accrued compensation and benefits	156	165
Other accrued expenses	242	150

Total	$886	$756

10. Income Taxes

The Company’s effective income tax rates for continuing operations were 44.0% and 37.2% during the three and nine months ended September 30, 2014, respectively, and were 33.1% and 34.1% during the three and nine months ended September 30, 2013, respectively. The higher effective tax rate in 2014 was primarily due to the income tax expense associated with the Company’s share of a gain on the sale of a subsidiary business by its unconsolidated affiliate, StoneRiver, partially reduced by increased deductions resulting from federal tax planning initiatives and the favorable resolution of tax matters. As a result of this activity, the Company’s unrecognized tax benefits decreased from $60 million at December 31, 2013 to $51 million at September 30, 2014. At September 30, 2014, unrecognized tax benefits of $40 million, net of federal and state benefits, would affect the effective income tax rate from continuing operations if recognized.

11. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

		Foreign
	Cash Flow	Currency
(In millions)	Hedges	Translation	Other	Total
Balance at December 31, 2013	$(49)	$(9)	$(2)	$(60)
Other comprehensive (loss) income before reclassifications	1	(4)	—	(3)
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6

Net current-period other comprehensive income (loss)	7	(4)	—	3

Balance at September 30, 2014	$(42)	$(13)	$(2)	$(57)

		Foreign
	Cash Flow	Currency
(In millions)	Hedges	Translation	Other	Total
Balance at December 31, 2012	$(57)	$(1)	$(2)	$(60)
Other comprehensive loss before reclassifications	(2)	(8)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	7	—	—	7

Net current-period other comprehensive (loss) income	5	(8)	—	(3)

Balance at September 30, 2013	$(52)	$(9)	$(2)	$(63)

Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2014, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of September 30, 2014 and December 31, 2013, the notional amount of these derivatives was approximately $42 million and $53 million, respectively, and the fair value totaling approximately $1 million and $(1) million, respectively, was recorded in the consolidated balance sheets in other current assets at September 30, 2014 and in current accrued expenses at December 31, 2013.

12. Cash Flow Information

Supplemental cash flow information was as follows:

	Nine Months Ended
	September 30,
(In millions)	2014	2013
Interest paid, including on assumed debt	$77	$97
Income taxes paid from continuing operations	231	238
Treasury stock purchases settled after the balance sheet date	13	8
Liabilities assumed in acquisition of business	—	1,169

On March 14, 2013, the Company sold its club solutions business (“Club Solutions”) for approximately $35 million in cash. The proceeds from the sale and cash flows of Club Solutions have been reported as discontinued operations in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2013.

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended September 30, 2014
Processing and services revenue	$520	$544	$(1)	$1,063
Product revenue	166	44	(10)	200

Total revenue	$686	$588	$(11)	$1,263

Operating income	$201	$193	$(79)	$315

Three Months Ended September 30, 2013
Processing and services revenue	$480	$538	$(2)	$1,016
Product revenue	151	42	(8)	185

Total revenue	$631	$580	$(10)	$1,201

Operating income	$173	$194	$(87)	$280

Nine Months Ended September 30, 2014
Processing and services revenue	$1,512	$1,634	$(5)	$3,141
Product revenue	516	124	(31)	609

Total revenue	$2,028	$1,758	$(36)	$3,750

Operating income	$566	$581	$(254)	$893

Nine Months Ended September 30, 2013
Processing and services revenue	$1,410	$1,595	$(8)	$2,997
Product revenue	464	118	(28)	554

Total revenue	$1,874	$1,713	$(36)	$3,551

Operating income	$518	$541	$(295)	$764

Goodwill in the Payments and Financial segments was $3.4 billion and $1.8 billion, respectively, as of September 30, 2014 and December 31, 2013.

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

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended September 30, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$774	$333	$(44)	$1,063
Product	—	189	27	(16)	200

Total revenue	—	963	360	(60)	1,263

Expenses:
Cost of processing and services	—	393	188	(44)	537
Cost of product	—	159	25	(16)	168
Selling, general and administrative	22	160	61	—	243

Total expenses	22	712	274	(60)	948

Operating income (loss)	(22)	251	86	—	315
Interest expense, net	(32)	(7)	(2)	—	(41)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(54)	244	84	—	274
Income tax (provision) benefit	29	(119)	(30)	—	(120)
Income from investment in unconsolidated affiliate	—	85	—	—	85
Equity in earnings of consolidated affiliates	264	—	—	(264)	—

Income from continuing operations	239	210	54	(264)	239
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income	$239	$210	$54	$(264)	$239

Comprehensive income	$231	$210	$45	$(255)	$231

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended September 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$731	$326	$(41)	$1,016
Product	—	174	25	(14)	185

Total revenue	—	905	351	(55)	1,201

Expenses:
Cost of processing and services	—	373	188	(41)	520
Cost of product	—	155	23	(14)	164
Selling, general and administrative	25	152	60	—	237

Total expenses	25	680	271	(55)	921

Operating income (loss)	(25)	225	80	—	280
Interest expense, net	(33)	(8)	—	—	(41)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(58)	217	80	—	239
Income tax (provision) benefit	28	(78)	(29)	—	(79)
Income from investment in unconsolidated affiliate	—	1	—	—	1
Equity in earnings of consolidated affiliates	191	—	—	(191)	—

Income from continuing operations	161	140	51	(191)	161
Loss from discontinued operations, net of income taxes	(2)	—	—	—	(2)

Net income	$159	$140	$51	$(191)	$159

Comprehensive income	$163	$140	$53	$(193)	$163

Condensed Consolidating Statement of Income and Comprehensive Income

Nine Months Ended September 30, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$2,297	$974	$(130)	$3,141
Product	—	585	76	(52)	609

Total revenue	—	2,882	1,050	(182)	3,750

Expenses:
Cost of processing and services	—	1,176	564	(130)	1,610
Cost of product	—	496	75	(52)	519
Selling, general and administrative	71	487	170	—	728

Total expenses	71	2,159	809	(182)	2,857

Operating income (loss)	(71)	723	241	—	893
Interest expense, net	(96)	(20)	(6)	—	(122)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(167)	703	235	—	771
Income tax (provision) benefit	89	(291)	(85)	—	(287)
Income from investment in unconsolidated affiliate	—	89	—	—	89
Equity in earnings of consolidated affiliates	651	—	—	(651)	—

Income from continuing operations	573	501	150	(651)	573
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income	$573	$501	$150	$(651)	$573

Comprehensive income	$576	$501	$146	$(647)	$576

Condensed Consolidating Statement of Income and Comprehensive Income

Nine Months Ended September 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$2,168	$951	$(122)	$2,997
Product	—	526	76	(48)	554

Total revenue	—	2,694	1,027	(170)	3,551

Expenses:
Cost of processing and services	—	1,113	574	(122)	1,565
Cost of product	—	494	65	(48)	511
Selling, general and administrative	84	456	171	—	711

Total expenses	84	2,063	810	(170)	2,787

Operating income (loss)	(84)	631	217	—	764
Interest expense, net	(97)	(19)	(7)	—	(123)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(181)	612	210	—	641
Income tax (provision) benefit	80	(222)	(76)	—	(218)
Income from investment in unconsolidated affiliate	—	7	—	—	7
Equity in earnings of consolidated affiliates	531	—	—	(531)	—

Income from continuing operations	430	397	134	(531)	430
Loss from discontinued operations, net of income taxes	(3)	—	—	—	(3)

Net income	$427	$397	$134	$(531)	$427

Comprehensive income	$424	$397	$126	$(523)	$424

Condensed Consolidating Balance Sheet

September 30, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$128	$76	$205	$—	$409
Trade accounts receivable, net	—	485	263	—	748
Prepaid expenses and other current assets	52	213	157	—	422

Total current assets	180	774	625	—	1,579
Due from consolidated affiliates	—	2,194	583	(2,777)	—
Investments in consolidated affiliates	10,763	—	—	(10,763)	—
Intangible assets, net	22	1,772	248	—	2,042
Goodwill	—	4,154	1,058	—	5,212
Other long-term assets	37	464	104	—	605

Total assets	$11,002	$9,358	$2,618	$(13,540)	$9,438

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$169	$511	$206	$—	$886
Current maturities of long-term debt	90	2	—	—	92
Deferred revenue	—	263	156	—	419

Total current liabilities	259	776	362	—	1,397
Long-term debt	3,755	1	—	—	3,756
Due to consolidated affiliates	2,777	—	—	(2,777)	—
Other long-term liabilities	749	30	44	—	823

Total liabilities	7,540	807	406	(2,777)	5,976

Total shareholders’ equity	3,462	8,551	2,212	(10,763)	3,462

Total liabilities and shareholders’ equity	$11,002	$9,358	$2,618	$(13,540)	$9,438

Condensed Consolidating Balance Sheet

December 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$139	$76	$185	$—	$400
Trade accounts receivable, net	—	465	286	—	751
Prepaid expenses and other current assets	81	195	145	—	421

Total current assets	220	736	616	—	1,572
Due from consolidated affiliates	—	1,683	425	(2,108)	—
Investments in consolidated affiliates	10,122	—	—	(10,122)	—
Intangible assets, net	22	1,866	254	—	2,142
Goodwill	—	4,150	1,066	—	5,216
Other long-term assets	33	448	102	—	583

Total assets	$10,397	$8,883	$2,463	$(12,230)	$9,513

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$87	$463	$206	$—	$756
Current maturities of long-term debt	90	2	—	—	92
Deferred revenue	—	292	192	—	484

Total current liabilities	177	757	398	—	1,332
Long-term debt	3,754	2	—	—	3,756
Due to consolidated affiliates	2,108	—	—	(2,108)	—
Other long-term liabilities	773	25	42	—	840

Total liabilities	6,812	784	440	(2,108)	5,928

Total shareholders’ equity	3,585	8,099	2,023	(10,122)	3,585

Total liabilities and shareholders’ equity	$10,397	$8,883	$2,463	$(12,230)	$9,513

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$33	$736	$191	$—	$960

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(163)	(59)	—	(225)
Net proceeds from investments	—	—	7	—	7
Other investing activities	—	(573)	(119)	691	(1)

Net cash used in investing activities from continuing operations	(3)	(736)	(171)	691	(219)

Cash flows from financing activities:
Debt proceeds	544	—	—	—	544
Debt repayments	(544)	—	—	—	(544)
Issuance of treasury stock	39	—	—	—	39
Purchases of treasury stock	(785)	—	—	—	(785)
Other financing activities	706	—	—	(691)	15

Net cash used in financing activities from continuing operations	(40)	—	—	(691)	(731)

Net change in cash and cash equivalents from continuing operations	(10)	—	20	—	10
Net cash flows to discontinued operations	(1)	—	—	—	(1)
Beginning balance	139	76	185	—	400

Ending balance	$128	$76	$205	$—	$409

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(70)	$568	$183	$—	$681

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(122)	(47)	—	(171)
Payments for acquisitions of businesses, net of cash acquired	(55)	25	—	—	(30)
Dividend from unconsolidated affiliate	—	116	—	—	116
Net proceeds from investments	—	—	2	—	2
Other investing activities	(1)	(612)	(120)	732	(1)

Net cash used in investing activities from continuing operations	(58)	(593)	(165)	732	(84)

Cash flows from financing activities:
Debt proceeds	1,319	—	—	—	1,319
Debt repayments	(1,573)	(1)	—	—	(1,574)
Issuance of treasury stock	37	—	—	—	37
Purchases of treasury stock	(455)	—	—	—	(455)
Other financing activities	741	—	3	(732)	12

Net cash (used in) provided by financing activities from continuing operations	69	(1)	3	(732)	(661)

Net change in cash and cash equivalents from continuing operations	(59)	(26)	21	—	(64)
Net cash flows from (to) discontinued operations	(8)	35	—	—	27
Beginning balance	85	66	207	—	358

Ending balance	$18	$75	$228	$—	$321

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

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities and the trends and business developments affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•	Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2014 to the comparable periods in 2013.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of September 30, 2014.

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

Industry Trends

Market and regulatory conditions have continued to create a difficult operating environment for financial institutions and other businesses in the United States and internationally. In particular, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. Financial institutions have generally remained cautious in their information technology spending as a result. These conditions have, however, created interest in solutions that help financial institutions win and retain customers, generate incremental revenue and enhance operating efficiency. Examples of these solutions include our digital channels and electronic payments solutions, including mobile banking and person-to-person payments. Despite the difficult environment, our financial results have continued to improve with increases in revenue, net income per share from continuing operations and net cash provided by operating activities in the first nine months of 2014 as compared to the same period of 2013 and for the full year 2013 compared to 2012. We believe these financial results demonstrate the resilience of our recurring, fee-based revenue model, the largely non-discretionary nature of our products and services, and mild improvement in the general condition of the financial industry. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology solutions to outsourced solutions.

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

	Three Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2014	2013	2014	2013	$	%
Revenue:
Processing and services	$1,063	$1,016	84.2%	84.6%	$47	5%
Product	200	185	15.8%	15.4%	15	8%

Total revenue	1,263	1,201	100.0%	100.0%	62	5%

Expenses:
Cost of processing and services	537	520	50.5%	51.2%	17	3%
Cost of product	168	164	84.0%	88.6%	4	2%

Sub-total	705	684	55.8%	57.0%	21	3%
Selling, general and administrative	243	237	19.2%	19.7%	6	3%

Total expenses	948	921	75.1%	76.7%	27	3%

Operating income	315	280	24.9%	23.3%	35	13%
Interest expense	(41)	(41)	(3.2%)	(3.4%)	—	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$274	$239	21.7%	19.9%	$35	15%

	Nine Months Ended September 30,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2014	2013	2014	2013	$	%
Revenue:
Processing and services	$3,141	$2,997	83.8%	84.4%	$144	5%
Product	609	554	16.2%	15.6%	55	10%

Total revenue	3,750	3,551	100.0%	100.0%	199	6%

Expenses:
Cost of processing and services	1,610	1,565	51.3%	52.2%	45	3%
Cost of product	519	511	85.2%	92.2%	8	2%

Sub-total	2,129	2,076	56.8%	58.5%	53	3%
Selling, general and administrative	728	711	19.4%	20.0%	17	2%

Total expenses	2,857	2,787	76.2%	78.5%	70	3%

Operating income	893	764	23.8%	21.5%	129	17%
Interest expense	(123)	(123)	(3.3%)	(3.5%)	—	—
Interest and investment income	1	—	—	—	1	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$771	$641	20.6%	18.1%	$130	20%

(1)	Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2014	$686	$588	$(11)	$1,263
2013	631	580	(10)	1,201
Revenue growth	$55	$8	$(1)	$62
Revenue growth percentage	9%	1%		5%
Operating income:
2014	$201	$193	$(79)	$315
2013	173	194	(87)	280
Operating income growth	$28	$(1)	$8	$35
Operating income growth percentage	16%	(1%)		13%
Operating margin:
2014	29.2%	32.8%		24.9%
2013	27.4%	33.3%		23.3%
Operating margin growth (1)	1.8%	(0.5%)		1.6%

	Nine Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2014	$2,028	$1,758	$(36)	$3,750
2013	1,874	1,713	(36)	3,551
Revenue growth	$154	$45	$—	$199
Revenue growth percentage	8%	3%		6%
Operating income:
2014	$566	$581	$(254)	$893
2013	518	541	(295)	764
Operating income growth	$48	$40	$41	$129
Operating income growth percentage	9%	7%		17%
Operating margin:
2014	27.9%	33.0%		23.8%
2013	27.6%	31.6%		21.5%
Operating margin growth (1)	0.3%	1.4%		2.3%

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $62 million, or 5%, in the third quarter of 2014 compared to 2013 and increased $199 million, or 6%, in the first nine months of 2014 compared to 2013, driven by both our Payments and Financial segments.

Revenue in our Payments segment increased $55 million, or 9%, and $154 million, or 8%, during the third quarter and first nine months of 2014, respectively, compared to 2013. Payments segment revenue growth was primarily driven by our recurring revenue businesses as processing and services revenue increased $40 million, or 8%, and $102 million, or 7%, in the third quarter and first nine months of 2014, respectively, over the prior year periods. This growth was due to new clients and increased transaction volumes from existing clients in our card services and bill payment businesses, as well as in our digital channels business, which includes our online and mobile banking solutions. Higher product revenue from increased volumes in our output solutions business, a portion of which is postage pass-through revenue that is included in both product revenue and cost of product, also contributed to overall segment revenue growth during the third quarter and first nine months of 2014.

Revenue in our Financial segment increased $8 million, or 1%, and $45 million, or 3% during the third quarter and first nine months of 2014, respectively, compared to 2013. Increased processing and services revenue in our account processing and lending businesses, including higher contract termination fee revenue, favorably impacted segment revenue growth in both the third quarter and first nine months of 2014. This growth was partially offset by a revenue decline in our international business due to the completion of several client implementations in the first nine months of 2013.

Total Expenses

Total expenses increased $27 million and $70 million, respectively, or 3%, in each of the third quarter and first nine months of 2014 compared to 2013. Total expenses as a percentage of total revenue decreased 160 basis points from 76.7% in the third quarter of 2013 to 75.1% in the third quarter of 2014 and decreased 230 basis points from 78.5% in the first nine months of 2013 to 76.2% in the first nine months of 2014. The decrease in total expenses as a percentage of revenue in 2014 was primarily due to higher merger and integration expenses incurred in 2013 resulting from the Open Solutions acquisition, which negatively impacted our operating margins by approximately 90 basis points and 160 basis points in the third quarter and first nine months of 2013, respectively.

Cost of processing and services as a percentage of processing and services revenue decreased to 50.5% in the third quarter of 2014 as compared to 51.2% in the third quarter of 2013 and to 51.3% in the first nine months of 2014 as compared to 52.2% in the first nine months of 2013. Cost of processing and services as a percentage of revenue was favorably impacted by increased operating leverage in our recurring revenue businesses.

Cost of product as a percentage of product revenue in the third quarter of 2014 decreased to 84.0% from 88.6% in the third quarter of 2013. Cost of product as a percentage of product revenue for the first nine months of 2014 was 85.2% as compared to 92.2% in the first nine months of 2013. The decrease in cost of product as a percentage of product revenue in the third quarter and first nine months of 2014 was primarily due to higher merger and integration expenses incurred in 2013 resulting from the Open Solutions acquisition, including a $30 million non-cash impairment charge in the first quarter of 2013 related to the replacement of our Acumen® account processing system with DNA, an Open Solutions account processing system.

Selling, general and administrative expenses as a percentage of total revenue was 19.2% in the third quarter of 2014 compared to 19.7% in the third quarter of 2013 and was 19.4% in the first nine months of 2014 compared to 20.0% in the first nine months of 2013. The decrease in selling, general and administrative expense as a percentage of total revenue in both the third quarter and first nine months of 2014 was primarily due to higher merger and integration expenses in 2013 attributed to our acquisition of Open Solutions.

Operating Income and Operating Margin

Total operating income increased $35 million, or 13%, in the third quarter of 2014 compared to the third quarter of 2013, and increased $129 million, or 17%, in the first nine months of 2014 compared to 2013. Our total operating margin increased 160 basis points to 24.9% in the third quarter of 2014 compared to the third quarter of 2013 and increased 230 basis points to 23.8% in the first nine months of 2014 compared to the same period in 2013. Operating income and operating margin were positively impacted in 2014 primarily by scale efficiencies and lower merger and integration expenses in our Corporate and Other segment associated with the Open Solutions acquisition.

Operating income in our Payments segment increased $28 million, or 16%, and $48 million, or 9%, in the third quarter and first nine months of 2014, respectively, as compared to 2013. Operating margin increased 180 basis points to 29.2% in the third quarter of 2014 and 30 basis points to 27.9% in the first nine months of 2014, as compared to the 2013 respective periods. The increases in operating income and margin in 2014 were primarily due to revenue growth and scale efficiencies in our card services, bill payment, digital channels and output solutions businesses, partially offset by increased postage pass-through costs in our output solutions business, which are included in both revenue and expenses. Additionally, Payments segment operating margin was negatively impacted by increased expenses associated with investments in our biller solutions business during the first nine months of 2014.

Operating income in our Financial segment decreased $1 million, or 1%, and operating margin decreased 50 basis points to 32.8% in the third quarter of 2014 as compared to 2013. In the first nine months of 2014, operating income in the Financial segment increased $40 million, or 7%, and operating margin increased 140 basis points to 33.0% as compared to the first nine months of 2013. Operating income and operating margin in 2014 were positively impacted by scale efficiencies, operational effectiveness initiatives, including Open Solutions synergies, and higher contract termination fee revenue in our account processing businesses, and negatively impacted by lower revenue within our international business due to the completion of several client implementations in the first nine months of 2013.

Interest Expense

Interest expense was consistent in both the third quarter and first nine months of 2014 as compared to the respective periods in 2013. A decline in average outstanding debt in 2014 was offset by slightly higher variable interest rates as compared to 2013.

Income Tax Provision

Our effective income tax rates for continuing operations were 44.0% and 37.2% in the third quarter and first nine months of 2014, respectively, and were 33.1% and 34.1% in the third quarter and first nine months of 2013, respectively. The higher effective tax rate in 2014 was primarily due to the income tax expense of $32 million in the third quarter associated with our share of a gain on the sale of a subsidiary business by our unconsolidated affiliate, StoneRiver Group, L.P. (“StoneRiver), partially reduced by increased deductions resulting from federal tax planning initiatives and the favorable resolution of tax matters.

Income from Investment in Unconsolidated Affiliate

Our share of StoneRiver’s net income, a joint venture in which we own a 49% interest, was $85 million and $1 million in the third quarter of 2014 and 2013, respectively, and $89 million and $7 million in the nine months ended September 30, 2014 and 2013, respectively. The increases in income in 2014 were due to our $85 million share of a gain on the sale of a subsidiary business at StoneRiver in the third quarter of 2014.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.95 and $0.61 in the third quarter of 2014 and 2013, respectively, and was $2.25 and $1.61 in the first nine months of 2014 and 2013, respectively. Net income per share-diluted from continuing operations was favorably impacted in the third quarter and first nine months of 2014 by $0.21 per share and $0.20 per share, respectively, from our share of the gain on the sale of a subsidiary business at StoneRiver. Amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.13 per share in both the third quarter of 2014 and 2013, and $0.39 per share and $0.38 per share in the first nine months of 2014 and 2013, respectively. In addition, net income per share-diluted was negatively impacted by merger and integration costs in the third quarter and first nine months of 2013 by $0.03 per share and $0.17 per share, respectively, due to the acquisition of Open Solutions.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $409 million at September 30, 2014 and available borrowings under our revolving credit facility. The following table presents our operating cash flow and capital expenditure amounts for the nine months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2014	2013	$	%
Income from continuing operations	$573	$430	$143
Depreciation and amortization	300	301	(1)
Share-based compensation	37	37	—
Deferred income taxes	(11)	(11)	—
Income from investment in unconsoliated affiliate	(89)	(7)	(82)
Dividends from unconsolidated affiliate	108	6	102
Non-cash impairment charge	—	30	(30)
Net changes in working capital and other	42	(105)	147

Operating cash flow	$960	$681	$279	41%

Capital expenditures	$225	$171	$54	32%

Our net cash provided by operating activities, or operating cash flow, was $960 million in the first nine months of 2014, an increase of 41% compared with $681 million in 2013. This increase in the first nine months of 2014 was primarily due to increased earnings, favorable working capital changes and cash dividends received from our StoneRiver joint venture, representing returns on our investment. Working capital was favorably impacted in 2014 by the timing of accrued expenses, including net tax payments, and was negatively impacted in 2013 by payments related to merger and integration costs and assumed liabilities resulting from the acquisition of Open Solutions. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures were approximately 6% and 5% of our total revenue in the first nine months of 2014 and 2013, respectively.

During the first nine months of 2014 and 2013, we received cash dividends of $108 million and $122 million, respectively, from our StoneRiver joint venture. The portions of these dividends that represented returns on our investment, $108 million in 2014 and $6 million in 2013, are reported in cash flows from operating activities. Additionally, we purchased $785 million and $455 million of our common stock during the first nine months of 2014 and 2013, respectively. As of September 30, 2014, we had approximately 5.2 million shares remaining under our current share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

	September 30,	December 31,
(In millions)	2014	2013
Term loan	$900	$900
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	697
Revolving credit facility	—	—
Other borrowings	3	3

Total debt (including current maturities)	$3,848	$3,848

At September 30, 2014, our debt consisted primarily of $2.95 billion of senior notes and $900 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first nine months of 2014, we were in compliance with all financial debt covenants.

Variable Rate Debt

We maintain a $900 million term loan and a $2.0 billion revolving credit agreement with a syndicate of banks. Both the term loan and outstanding borrowings under the revolving credit facility bear interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on our long-term debt rating in effect from time to time. Scheduled principal payments on the term loan of $90 million are due on the last business day of December of each year, commencing on December 31, 2014, with the remaining principal balance of $540 million due at maturity in October 2018. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which expires on October 25, 2018. The term loan and revolving credit facility contain various, substantially similar restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. As of September 30, 2014, there were no borrowings outstanding under the revolving credit facility, and the weighted average variable interest rate on the term loan borrowings was 1.4%.

Other

Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of September 30, 2014, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. and BBB with a stable outlook from Standard & Poor’s Ratings Services on our senior unsecured debt securities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in internal control over financial reporting

During the quarter ended September 30, 2014, we continued to implement a billing module within our SAP enterprise resource planning (“ERP”) system, which we expect to further integrate our systems and improve the overall efficiency of our billing and collection processes. We expect the implementation of this module to continue in phases over the remainder of the year, which we believe will reduce implementation risk. The design and documentation of our internal control processes and procedures related to billing will be appropriately modified to supplement existing internal controls over financial reporting. As with any new technology, this module, and the internal controls over financial reporting included in the related processes, will be tested for effectiveness prior to and concurrent with the implementation. We believe the implementation of the billing module within our ERP system will further strengthen the related internal controls due to enhanced automation and integration of processes. There were no other changes in internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2014	—		—	9,441,000
August 1-31, 2014	3,000,000	$62.91	3,000,000	6,441,000
September 1-30, 2014	1,251,000	64.98	1,251,000	5,190,000

Total	4,251,000		4,251,000

(1)	On August 5, 2013, our board of directors authorized the purchase of up to 20.0 million shares of our common stock. This authorization does not expire.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

	By:	/s/ Thomas J. Hirsch
Date: October 29, 2014		Thomas J. Hirsch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated October 29, 2014

31.2	Certification of the Chief Financial Officer, dated October 29, 2014

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated October 29, 2014

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.