Form 10-K
period 2014-12-31
FISERV INC
filed 2015-02-20
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Large Accelerated Filer  ☑    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2014 (the last trading day of the second fiscal quarter) was $15,009,388,624 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 13, 2015 was 238,692,815.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2015 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: pricing and other actions by competitors; the capacity of our technology to keep pace with a rapidly evolving marketplace; the impact of market and economic conditions on the financial services industry; the impact of a security breach or operational failure on our business; the effect of legislative and regulatory actions in the United States and internationally; our ability to comply with government regulations; our ability to successfully identify, complete and integrate acquisitions; the impact of our strategic initiatives; and other factors discussed in this report under the heading “Risk Factors.” You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

PART I

In this report, all references to “we,” “us” and “our” refer to Fiserv, Inc. (“Fiserv”), a Wisconsin corporation, and, unless the context otherwise requires, its consolidated subsidiaries.

Item 1.  Business

Overview

Fiserv, Inc. is a leading global provider of financial services technology. We are publicly traded on the NASDAQ Global Select Market and part of the S&P 500 Index. We serve approximately 14,500 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, and merchants. We provide account processing systems; electronic payments processing products and services, such as electronic bill payment and presentment services, card-based transaction processing and network services, ACH transaction processing, account-to-account transfers, and person-to-person payments; internet and mobile banking systems; and related services including document and payment card production and distribution, check processing and imaging, source capture systems, and lending and risk management products and services. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature. Our operations are principally located in the United States where we operate data and transaction processing centers, provide technology support, develop software and payment solutions, and offer consulting services. We also own a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is comprised of our former insurance services businesses.

In 2014, we had $5.1 billion in total revenue, $1.2 billion in operating income and net cash provided by operating activities from continuing operations of $1.3 billion. Processing and services revenue, which in 2014 represented 83% of our total consolidated revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years and high renewal rates. Our international operations contributed approximately 6% of total revenue in 2014 and 7% in each of 2013 and 2012.

We have grown our business by developing highly specialized services and product enhancements, adding new clients, cross-selling to existing clients, and acquiring businesses that complement ours, which has enabled us to deliver a wide range of integrated products and services and has created new opportunities for growth.

We originally incorporated in Delaware in 1984 and reincorporated as a Wisconsin corporation in 1992. Our headquarters are located at 255 Fiserv Drive, Brookfield, Wisconsin 53045, and our telephone number is (262) 879-5000.

Our operations are reported in the Payments and Industry Products (“Payments”) and Financial Institution Services (“Financial”) business segments. Financial information regarding our business segments is included in Note 10 to the consolidated financial statements.

Payments

The businesses in our Payments segment provide financial institutions and other companies with the products and services required to process electronic payment transactions and to offer their customers access to financial services and transaction capability through digital channels. Financial institutions and other companies have increasingly relied on third-party providers for those products and services, either on a licensed software or outsourced basis, as an increasing number of payment transactions are completed electronically as our clients’ customers seek the convenience of 24-hour digital access to their financial accounts. Within the Payments segment, we primarily provide debit, credit and prepaid card processing and services, electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, and other electronic payments software and services. Our businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. Our solutions in the Payments segment include:

Electronic Payments

Our electronic payments business is comprised of electronic bill payment and presentment services and other electronic payment services for both businesses and consumers, such as person-to-person payments, account-to-account transfers, account opening and funding, and small business invoicing and payments. Our principal electronic bill payment and presentment product, CheckFree® RXP®, allows our clients’ customers: to manage household bills via an easy-to-use, online tool; to view billing and payment information; to pay and manage all of their bills in one place; for certain billers, to experience speed comparable to payment at a biller’s site via same-day bill payment; and to make convenient next-day payments to many of the companies with which they do business. We use our systems to process the vast majority of the payment transactions that we handle, which enables us to improve our economies of scale. Once a consumer has accessed the system through a financial institution, he or she can elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the U.S.

Our person-to-person payments solution, Popmoney®, allows consumers a convenient way to send and receive money while offering financial institutions the opportunity to generate new transaction-based revenue, attract new accounts and increase loyalty among existing customers. Popmoney Instant Payments extends the functionality of the Popmoney personal payment service by enabling near real-time exchange of funds. Popmoney can be accessed through a Fiserv website, www.popmoney.com, through Fiserv’s mobile applications for iPhone® and AndroidTM, or through the websites and mobile banking applications of participating financial institutions. As of December 31, 2014, nearly 2,400 financial institutions have agreed to offer our person-to-person payments services to their customers.

Digital Channels

Our principal online consumer and business banking products for larger financial institutions are Corillian Online® and Corillian® Business Online. Corillian Online and Corillian Business Online support multiple lines of banking businesses and have been designed to be highly scalable to meet the evolving needs of our clients. This structure enables our clients to deploy new services by adding and integrating applications, such as electronic bill payment, person-to-person payments and personal financial management tools, to any internet connected point-of-presence. We provide the advanced capabilities of Corillian Online as a licensed solution and in a hosted environment.

Our MobilitiTM product suite provides a variety of mobile banking and payments services through a mobile or tablet device to our clients and their customers, including balance inquiry, transaction history, bill payment, person-to-person payments and transfers. It enables financial institutions to reach more consumers because it supports all three mobile access modes: mobile browser, downloaded application for smart phones and tablets, and text message. We provide a hosted version of Mobiliti as well as a highly customizable licensed version. As of December 31, 2014, we had approximately 2,100 mobile banking clients.

Card Services

Our card services business is a leader in electronic funds transfer and provides a total payments solution through a variety of products and services. We offer ATM and point of sale PIN-based debit transaction processing, signature debit processing, ATM processing, private label and bankcard credit card processing, electronic benefits transfer card, prepaid program management and processing, and national and regional network access. We own the AccelTM network and process transactions conducted at approximately 20,000 ATMs. Comprehensive integration with our account processing products and services allows us to reduce costs and increase efficiencies for our clients through enterprise offerings in areas such as risk management and loyalty rewards. Our card services business has nearly 4,500 clients, including banks and credit unions of all asset sizes, finance companies, independent sales organizations and merchant acquirers across the U.S.

Biller Solutions

Our biller business provides electronic billing and payment services to companies that deliver bills to their customer base, such as utilities, telephone and cable companies, consumer lending, and insurance providers, enabling our biller clients to reduce costs, collect payments faster, increase customer satisfaction, and provide customers flexible, easy-to-use ways to view and pay their bills. We believe that consumers will continue to shift their financial transactions from traditional, paper-based methods to electronic methods if they have easy-to-access, easy-to-use, secure and cost-effective methods of receiving and paying their bills electronically. Consumers use our electronic billing and payment systems by viewing or paying a bill through a financial institution’s bill pay application, use of a biller’s website, mobile application or automated phone system, www.mycheckfree.com, or by paying in person at one of 28,000 nationwide walk-in payment locations at retail stores operated by our client agents. These diverse services allow our clients’ customers to view and pay bills wherever, whenever and however they feel most comfortable. Furthermore, because our biller clients are able to receive all of these services from us, we can eliminate the operational complexity and expense of supporting multiple vendor systems or in-house developed systems.

Output Solutions

Our output solutions business provides business communication solutions to clients across a wide variety of industries, including financial services, healthcare, retail, utilities, and travel and entertainment. Our products and services include: electronic document management through our electronic document delivery products and services; card manufacturing, personalization and mailing; statement and coupon book production and mailing; design and fulfillment of direct mail solutions; forms distribution; laser printing and mailing; branded merchandise; and office supplies.

Investment Services

Our investment services business provides technology solutions which enable financial planning, portfolio management and trading, models management, performance measurement, and reporting products and services to over 300 financial service organizations, including broker dealers, registered investment advisors, banks and insurance companies that deliver financial advice and managed account products to U.S. retail investors. Our investment services business also supports global institutional asset managers with portfolio accounting, performance analytics, fee billing and revenue management, and post-trade processing technology.

Our fee-based wealth management clients are typically sponsors or managers that create or offer a variety of managed account programs to U.S. retail investors, including mutual fund advisory, separately managed accounts and unified managed accounts. Our primary product, the Unified Wealth Platform, is a real-time portfolio management, trading and reporting system used by the largest brokerage firms, based on assets under management, and the largest asset managers in the U.S. offering managed accounts. Our industry-leading platform supported more than 4.5 million accounts as of December 31, 2014.

Risk Management Solutions

Our risk management solutions business provides financial and risk management products and services that deliver a user experience, operating efficiencies and management insight which enable our clients to protect and grow their businesses. Our solutions consist of Enterprise Performance Management, Financial Crime Risk Management and Financial Control Solutions.

Financial

The businesses in our Financial segment provide financial institutions with the products and services they need to run their operations. Many financial institutions that previously developed their own software systems and maintained their own data processing operations now license software from third parties or outsource their data processing requirements by contracting with third-party processors. This has allowed them to reduce costs and enhance their products, services, capacity and capabilities. The licensing of software reduces the need for costly technical expertise within a financial institution, and outsourcing data processing operations reduces the infrastructure and other costs required to operate systems internally. Within the Financial segment, we provide banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Many of the products and services that we sell are integrated with solutions from our Payments segment such as electronic bill payment and presentment, internet and mobile banking, debit processing and network services, and person-to-person payments. Our solutions in the Financial segment include:

Account Processing

We provide account servicing and management technology solutions to our bank, thrift and credit union clients, as well as a range of integrated, value-added banking products and services. Account processing solutions are the principal systems that enable a financial institution to operate systems that process customer deposit and loan accounts, an institution’s general ledger, central information files and other financial information. These solutions also include extensive security, report generation and other features that financial institutions need to process transactions for their customers, as well as to comply with applicable regulations. Although many of our clients contract to obtain a majority of their data processing requirements from us, our software design allows clients to start with one application and, as needed, add applications and features developed by us or by third parties. We support a broad range of client-owned peripheral devices manufactured by a variety of vendors, which reduces a new client’s initial conversion expenses, enhances existing clients’ ability to change technology and broadens our market opportunity.

The principal account processing solutions used by our bank and thrift clients are Cleartouch®, DNATM, Precision®, Premier®, Signature® and TotalPlus®. The principal account processing solutions primarily used by our credit union clients are AdvantageTM, CharlotteSM, CubicsPlus®, CUnifyTM, CUSA®, DataSafe®, DNA, Galaxy®, OnCU®, Portico®, Reliance®, Spectrum® and XP2®. The Signature and DNA systems are available both domestically and internationally. Account processing solutions are generally offered as an outsourced service or as licensed software for installation on client-owned or hosted computer systems.

In the first quarter of 2013, we acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions. Open Solutions’ primary account processing product, DNA, is a real-time platform designed to enable financial institutions to easily add and customize ancillary solutions using its applications feature. This acquisition advanced Fiserv’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which we can provide our broad array of add-on solutions.

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

Lending and Other Solutions

Our lending business offers life-of-loan products and services to financial institutions and intermediaries including loan originations, servicing and default systems primarily for auto, consumer and real estate. In addition, our lending solutions include a full complement of services, such as customization, business process outsourcing, education, consulting and implementation services.

Other businesses in this segment provide solutions for ACH, treasury management, case management and resolution, source capture optimization, and enterprise cash and content management to the financial services industry. Our offerings include PEP+®, Integrated Currency Manager™, Device Manager™, CorPoint®, LoanComplete™, Titan™, Director®, and our remote deposit capture solutions branded as Source Capture Solutions®.

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

Servicing the Market

The markets for our account and transaction processing services have specific needs and requirements, with strong emphasis placed by clients on flexibility, quality, comprehensiveness and integration of product lines, service reliability, timely introduction of new products and features, and cost effectiveness. We believe that our financial strength and primary focus on the financial services industry enhances our ability to meet these needs and service our clients. In addition, we believe that our dedication to providing excellent client service and support no matter the size of the client and our commitment of substantial resources to training and technical support helps us to identify and fulfill the needs of our clients.

Product Development

To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. In each of 2014, 2013 and 2012, product development expenditures represented approximately 9% of our total revenue. Our development and technology centers apply the expertise of multiple teams to design, develop and maintain specialized processing systems. Our account processing systems are designed to meet the preferences and diverse requirements of the international, national, regional or local market-specific financial service environments of our clients. In developing our products, we use current software development principles, such as service-oriented architecture, to create efficiencies, and we stress interaction with and responsiveness to the needs of our clients.

Intellectual Property

We regard our software, transaction processing services and related products as proprietary, and we utilize a combination of patent, copyright, trademark and trade secret laws, internal security practices and employee and third party non-disclosure agreements to protect our intellectual property assets. Our patents cover innovations relating to numerous financial software products and services, and we continue, where appropriate, to seek and secure patents with respect to our ongoing innovations. We believe that we possess all proprietary rights necessary to conduct our business.

Competition

The market for technology products and services in the financial industry is highly competitive. Our principal competitors include other vendors of financial services technology, data processing affiliates of large companies, large computer hardware manufacturers, and processing centers owned and operated as user cooperatives. Outside the U.S., we see increasing competition by the largest banks, governments, telecommunications providers and other providers with significant resources. Furthermore, we expect competition to continue to increase as new companies enter our markets and existing competitors expand their product lines and services. Some of these competitors possess substantially greater financial, sales and marketing resources than we do and have substantial flexibility in competing with us, including through the use of integrated product offerings and through pricing. Competitive factors for our business include product quality, security, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price. We believe that we compete favorably in each of these categories. Additional information about competition in our segments is provided below.

Payments

We compete with a number of competitors in our bill payment, biller and card services businesses, including ACI Worldwide, Inc., Fidelity National Information Services, Inc. (“FIS”), First Data Corporation, Jack Henry and Associates Inc. (“Jack Henry”), MasterCard Incorporated, NCR Corporation, Total System Services, Inc.,

Vantiv, Inc., Visa Inc. and The Western Union Company. In addition to traditional payments competitors, large technology, media and other providers are increasingly seeking to provide or facilitate a wide range of point of sale and non-point of sale payments. These newer competitors include, but are not limited to, Amazon.com, Inc., Apple Inc., Facebook, Inc., Google Inc., Intuit Inc., Starbucks Corporation and Wal-Mart Stores, Inc. Certain existing and potential financial institution and biller clients also have the ability to develop and use their own in-house systems instead of our products and services. In addition, many companies that provide solutions to the financial services industry are consolidating, creating larger competitors with greater resources and broader product lines. Our investment services business competes primarily with providers of portfolio accounting software and outsourced services and with in-house solutions developed by large financial institutions.

Financial

Our products and services in the Financial segment compete in several different market segments and geographies, including with large, diversified software and service companies and independent suppliers of software products. Certain existing and potential financial institution clients also have the ability to develop and use their own in-house systems. In addition, we compete with vendors that offer similar transaction processing products and services to financial institutions, including Computer Services, Inc., DH Corporation, FIS, Infosys Ltd., International Business Machines Corporation, Jack Henry, Oracle Corporation, SAP SE and Temenos Group AG.

Government Regulation

Fiserv and its subsidiaries are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our operations are examined on a regular basis by various state and federal regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Also, state and federal regulations require our financial institution clients to include certain provisions in their contracts with service providers like us and to conduct ongoing monitoring and risk management for third party relationships. Because we use the Federal Reserve’s ACH network to process many of our transactions, we are subject to the Federal Reserve Board’s rules with respect to its ACH network. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients’ auditors.

In conducting our direct-to-consumer businesses, including our walk-in bill payment, prepaid card services, online bill payment and Popmoney person-to-person payment services, we are directly subject to various federal and state laws and regulations including those relating to the movement of money. In order to comply with our obligations under applicable laws, we are required, among other matters, to comply with licensing and reporting requirements, to implement operating policies and procedures to comply with anti-money laundering laws, to protect the privacy and security of our clients’ information, and to undergo periodic audits and examinations.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; introduce more stringent regulatory capital requirements; implement changes to corporate governance and executive compensation practices; and require significant rule-making. The Dodd-Frank Act has generated numerous new regulations that have imposed compliance costs and, in some cases, limited revenue sources for us and our clients. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. The CFPB has in the past and may in the future issue regulations that may require us to make compliance investments and/or limit our fees or other revenue sources. We do not currently anticipate a materially adverse impact on our business, results of operations or financial condition due to these regulations, but it is difficult to predict with certainty the extent to which the Dodd-Frank Act, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term.

Employees

We have approximately 21,000 employees globally, many of whom are specialists in our information management centers and related product and service businesses. This service support network includes employees with backgrounds in computer science and the financial industry, often complemented by management and other employees with direct experience in payments, financial institutions and other financial services environments. Our employees provide expertise in: programming, software development, modification and maintenance; computer operations, network control and technical support; client services and training; business process outsourcing; item and mortgage processing; system conversions; sales and marketing; and account management.

The service nature of our business makes our employees an important corporate asset. Although the market for qualified personnel is competitive, we have not experienced significant difficulty with hiring or retaining our staff of top industry professionals. In assessing a potential acquisition candidate, we emphasize the quality and stability of the acquisition candidate’s employees.

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

The markets for our services are highly competitive from new and existing competitors. Our competitors vary in size and in the scope and breadth of the services they offer. Many of our larger existing and potential clients have historically developed their key applications in-house. As a result, we often compete against our existing or potential clients’ in-house capabilities. We also expect that the markets in which we compete will continue to attract new well-funded competitors and new technologies, including technology companies not historically in the financial services industry, start-ups and international providers of similar products and services to ours. We cannot provide any assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us in the markets in which we operate will not materially and adversely affect our business, results of operations and financial condition.

If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose clients or have trouble attracting new clients.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our clients and their customers will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. If we are unsuccessful in offering products or services that gain market acceptance, it would likely have a material adverse effect on our ability to retain existing clients or attract new ones.

Our business may be adversely impacted by U.S. and global market and economic conditions.

For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the financial services industry. Given this concentration, we are exposed to the global economic conditions in the financial services industry. A prolonged poor economic environment could result in significant decreases in demand by current and potential clients for our products and services and in the number and dollar amount of transactions we process, which could have a material adverse effect on our business, results of operations and financial condition.

The market for our electronic transaction services continues to evolve and may not continue to develop or grow rapidly enough to sustain profitability.

If the number of electronic transactions does not continue to grow, or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, results of operations and financial condition. We believe future growth in the electronic transactions market will be driven by a combination of factors including speed, cost, ease-of-use, security and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services. The success of our electronic commerce businesses also relies in part on financial institutions, billers and other third parties to market our services to their customers. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to renew client contracts at favorable terms, we could lose clients and our results of operations and financial condition may be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with clients generally run for a period of three to five years. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us or to consider whether to engage one or more of our competitors to provide products and services. If we are not successful in achieving high renewal rates and favorable contract terms, our results of operations and financial condition may be materially and adversely affected.

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

Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, our associates, our clients and their customers. Any unauthorized intrusion, malicious software infiltration, network disruption, denial of service or similar act by a malevolent party could disrupt the integrity, continuity, security and trust of our systems or the systems of our clients or vendors. These events could create financial liability, regulatory sanction or a loss of confidence in our ability to serve clients or cause current or potential clients to choose another service provider. In addition, as these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and none of the threats that we have encountered to date have materially impacted us, the impact of a material event could have a material adverse effect on our business, results of operations and financial condition.

Operational failures could harm our business and reputation.

An operational failure in our transaction processing businesses, including our business continuity and disaster recovery capabilities, could harm our business or cause us to lose clients. An operational failure could be caused by the failure of third party networks and systems upon which we rely to deliver our services and over which we have limited or no control. Interruptions of service could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of service credits or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our current and potential clients to choose another service provider. Any of these developments could materially and adversely impact our business, results of operations and financial condition.

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

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was enacted. The Dodd-Frank Act represented a comprehensive overhaul of the financial services industry within the United States and established, among other things, a new federal bureau called the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act requires the CFPB and other federal agencies to implement numerous new regulations, and the CFPB has issued guidance that applies to “supervised service providers” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. Although we have not experienced to date a materially adverse impact on our business, results of operations or financial condition due to these changes in the law, it is difficult to predict with certainty the extent to which the Dodd-Frank Act, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term. If the CFPB adopts additional rules and exercises supervisory authority over service providers like us, we could be subject to a greater degree of direct federal oversight than in the past, which could slow our ability to adapt to a rapidly changing industry, require us to make compliance investments and/or limit our fees or other revenue sources. To the extent the regulations adopted pursuant to the Dodd-Frank Act negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or oversight or to modify the manner in which we provide products and services to our clients; and such regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our clients’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with applicable regulations our businesses could be harmed.

We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, we are subject to contractual requirements imposed by the financial institutions with respect to a number of state and federal regulations, including privacy laws, and our operations are examined on a regular basis by various state and federal regulatory authorities. Also, regulators such as the CFPB are increasingly signaling an intent to enforce regulations directly against service providers to financial institutions, and any such direct enforcement could result in increased operating costs for us and additional restrictions on our business processes. If we fail to comply with any applicable regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our client relationships and reputation could be harmed and we could be inhibited in our ability to obtain new clients. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have a material adverse impact on our business, results of operations and financial condition.

Our failure to comply with a series of complex regulations in our payments businesses could subject us to liability.

Certain Fiserv subsidiaries are licensed as money transmitters in those states where such licensure is required. In connection with such licensure, we are required to demonstrate and maintain certain levels of net worth and liquidity and to file periodic reports. In addition, our direct-to-consumer payments businesses, comprised of our walk-in bill payment, prepaid card services, online bill payment and Popmoney person-to-person payment services, are subject to federal regulation in the United States, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers, or the prohibition against us providing money transmitter services in particular jurisdictions.

We may be sued for infringing the intellectual property rights of others.

Third parties may claim that we are infringing their intellectual property rights. We may expose ourselves to additional liability if we agree to indemnify our clients against third party infringement claims. If the owner of intellectual property establishes that we are, or a client which we are obligated to indemnify is, infringing its intellectual property rights, we may be forced to change our products or services, and such changes may be expensive or impractical, or we may need to seek royalty or license agreements from the owner of such rights. If we are unable to agree on acceptable terms, we may be required to discontinue the sale of key products or halt other aspects of our operations. We may also be liable for financial damages for a violation of intellectual property rights, and we may incur expenses in connection with indemnifying our clients against losses suffered by them. Any adverse result related to violation of third party intellectual property rights could materially and adversely harm our business, results of operations and financial condition. Even if intellectual property claims brought against us are without merit, they may result in costly and time consuming litigation and may divert our management and key personnel from operating our business.

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

We have in the past and may in the future sell businesses. In connection with sales of businesses, we make representations and warranties about the businesses and their financial affairs and agree to retain certain liabilities associated with our operation of the businesses prior to their sale. Our obligation to indemnify the purchasers and agreement to retain liabilities could have a material adverse effect on our business, results of operations and financial condition.

The failure to attract and retain key personnel could have a material adverse effect on our business.

We depend on the experience, skill and contributions of our senior management and other key employees. If we fail to attract, motivate and retain highly qualified management, technical, compliance and sales personnel, our future success could be harmed. Our senior management provides strategic direction for our company, and if we lose members of our leadership team, our management resources may have to be diverted from other priorities to address this loss. Our products and services require sophisticated knowledge of the financial services industry, applicable regulatory and industry requirements, computer systems and software applications, and if we cannot hire or retain the necessary skilled personnel, we could suffer delays in new product development, experience difficulty complying with applicable requirements or otherwise fail to satisfy our clients’ demands.

If we fail to comply with the applicable requirements of the payment card networks, they could seek to fine us, suspend us or terminate our registrations which could adversely affect our business.

We are subject to card association and network rules governing Visa, MasterCard, American Express, Discover or other similar organizations. The rules of the card networks are set by their boards which may be influenced by card issuers, some of which offer competing transaction processing services. If we fail to comply with these rules, we could be fined, our certifications could be suspended, or our certifications could be terminated. The suspension or termination of our certifications, or any changes to the card association and network rules, could limit our ability to provide transaction processing services to clients and result in a reduction of revenue or increased costs of operation, which, in either case, could have a material adverse effect on our business and results of operations.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.

Our balance sheet includes goodwill and intangible assets that represent 77% of our total assets at December 31, 2014. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2014, we had approximately $3.8 billion of long-term debt, including current maturities. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if our outstanding senior notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2014, we operated data, development, item processing and support centers in approximately 120 cities. We owned eight buildings, and the more than 140 remaining locations where we operated our businesses are subject to leases expiring in 2015 and beyond. We believe our facilities and equipment are well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster. We also maintain copies of data and software used in our business in locations that are separate from our facilities.

Item 3.  Legal Proceedings

In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers as of February 13, 2015, together with their ages, positions and business experience are described below:

Name	Age	Title

Jeffery W. Yabuki	54	President, Chief Executive Officer and Director

Mark A. Ernst	56	Chief Operating Officer

Kevin P. Gregoire	47	Group President, Financial Institutions Group

Rahul Gupta	55	Group President, Billing and Payments Group

Thomas J. Hirsch	51	Chief Financial Officer, Treasurer and Assistant Secretary

Lynn S. McCreary	55	Chief Legal Officer and Secretary

Kevin J. Schultz	57	Group President, Payments and Channels Group

Steven Tait	55	Group President, International Group

Byron C. Vielehr	51	Group President, Depository Institution Services Group

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

Mr. Ernst has served as Chief Operating Officer since 2011. Prior to joining Fiserv, he served as deputy commissioner for operations support for the Internal Revenue Service from 2009 to 2010, where he was responsible for technology, operations, shared services, human resources and the chief financial office. From 2008 to 2009, he was chief executive officer of Bellevue Capital LLC, a private investment firm; from 2001 to 2007, he served as chairman, president and chief executive officer of H&R Block, Inc., a financial services firm; and from 1998 to 2000, he served as its chief operating officer. His experience, which includes executive positions with the American Express Company, a financial services firm, spans more than 25 years in the financial services industry.

Mr. Gregoire has served as Group President, Financial Institutions Group since March 2014. Mr. Gregoire joined Fiserv in 2002 as part of its acquisition of EDS Consumer Network Services, which he joined in 1996. Mr. Gregoire has served in a number of leadership roles at Fiserv including as chief operating officer and then president of our Card Services business from 2010 to 2014. His background includes a number of diverse leadership roles in product development and management, sales and account management, settlement operations, risk management, and security and compliance.

Mr. Gupta has served as Group President, Billing and Payments Group since 2014 and from 2011 to 2014, served as Group President, Digital Payments Group. He joined Fiserv in 2006 as president of our Payments and Industry Products Group and, from 2009 to 2011, served as president of our Card Services business. Prior to joining Fiserv, Mr. Gupta served as president of U.S. operations at eFunds Corporation, a leading payments and risk management solutions provider, and held executive and senior management positions with i2 Technologies, Financial Settlement Matrix, Fidelity Investments and Price Waterhouse Consulting.

Mr. Hirsch has served as Chief Financial Officer, Treasurer and Assistant Secretary since 2006. Mr. Hirsch joined Fiserv in 1994 as a divisional assistant controller, became assistant corporate controller in 1996, corporate vice president in 1997, corporate controller in 1999 and senior vice president and controller in 2002. Prior to joining Fiserv, Mr. Hirsch was an audit manager with Deloitte & Touche LLP.

Ms. McCreary has served as Chief Legal Officer and Secretary since 2013. Ms. McCreary joined Fiserv in 2010 as senior vice president and deputy general counsel. Prior to joining Fiserv, Ms. McCreary was an attorney with the law firm of Bryan Cave LLP from 1996 to 2010, including serving as managing partner of its San Francisco, California office from its opening in 2008 to 2010.

Mr. Schultz has served as Group President, Payments and Channels Group since November 2014. Prior to joining Fiserv, Mr. Schultz served as president of global financial services at First Data Corporation, a global payment processing company, from 2009 to 2011, and as global head of processing services at Visa Inc. from 2007 to 2009. He has more than 30 years of experience in the payments and financial services industry, including a variety of other senior leadership roles at Visa Inc. and Global Payments Inc., an electronic transaction processing service provider.

Mr. Tait has served as Group President, International Group since 2012. He joined Fiserv in 2009 as an executive vice president and served as group president, Depository Institution Services from 2010 to 2011. Prior to joining Fiserv, Mr. Tait served as president of RSM McGladrey, a subsidiary of H&R Block Inc., from 2003 to 2009, and executive vice president, sales and client operations of Gartner, Inc. from 2001 to 2003.

Mr. Vielehr has served as Group President, Depository Institution Services Group since 2013. Prior to joining Fiserv, Mr. Vielehr served in a succession of senior executive positions with The Dun & Bradstreet Corporation, a provider of commercial information and business insight solutions, from 2005 to 2013, most recently as president of international and global operations, and as president and chief operating officer of Northstar Systems International, Inc., a developer of wealth management software and now part of SEI Investments Company, from 2004 to 2005.

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

	2014		2013
Quarter Ended	High	Low	High	Low
March 31	$59.28	$53.68	$43.96	$39.52
June 30	62.27	54.91	45.58	42.19
September 30	66.11	59.68	51.60	43.14
December 31	73.27	60.55	59.28	48.95

At December 31, 2014, our common stock was held by 2,166 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. The closing price of our common stock on February 13, 2015 was $78.70 per share. We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2014	1,612,000	$64.01	1,612,000	3,578,000
November 1-30, 2014	1,618,000	70.34	1,618,000	21,960,000
December 1-31, 2014	2,143,000	70.97	2,143,000	19,817,000

Total	5,373,000		5,373,000

(1)	On each of August 5, 2013 and November 19, 2014, our board of directors authorized the purchase of up to 20.0 million shares of our common stock. Purchases pursuant to the August 5, 2013 authorization have been completed. The November 19, 2014 authorization does not expire.

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

The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2014 with the S&P 500 Index and the NASDAQ US Benchmark Financial Administration Index. The graph assumes that $100 was invested on December 31, 2009 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	December 31,
	2009	2010	2011	2012	2013	2014
Fiserv, Inc.	$100	$121	$121	$163	$244	$293
S&P 500 Index	100	115	117	136	180	205
NASDAQ US Benchmark Financial Administration Index	100	108	118	139	216	248

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

(In millions, except per share data)	2014	2013	2012	2011	2010

Total revenue	$5,066	$4,814	$4,436	$4,289	$4,088

Income from continuing operations	$754	$650	$592	$487	$502
(Loss) income from discontinued operations	-	(2)	19	(15)	(6)

Net income	$754	$648	$611	$472	$496

Net income (loss) per share - basic:
Continuing operations	$3.04	$2.48	$2.18	$1.71	$1.67
Discontinued operations	-	(0.01)	0.07	(0.05)	(0.02)

Total	$3.03	$2.47	$2.25	$1.66	$1.65

Net income (loss) per share - diluted:
Continuing operations	$2.99	$2.44	$2.15	$1.69	$1.65
Discontinued operations	-	(0.01)	0.07	(0.05)	(0.02)

Total	$2.98	$2.44	$2.22	$1.64	$1.63

Total assets	$9,337	$9,513	$8,497	$8,548	$8,281
Long-term debt (including current maturities)	3,803	3,848	3,230	3,395	3,356
Shareholders’ equity	3,295	3,585	3,417	3,258	3,229

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

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

•

Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2014 to the results for the year ended December 31, 2013 and by comparing the results for the year ended December 31, 2013 to the results for the year ended December 31, 2012.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2014.

Overview

Company Background

We are a leading global provider of financial services technology. We provide account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. We serve approximately 14,500 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, and merchants. The majority of our revenue is generated from recurring account- and transaction-based fees under contracts that generally have terms of three to five years and high renewal rates. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature.

Our operations are principally located in the United States and are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides debit, credit and prepaid card processing and services, electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, and other electronic payments software and services. Our businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

During 2014, StoneRiver Group, L.P. (“StoneRiver”), a joint venture in which we own a 49% interest and account for under the equity method, recognized net gains on the sales of subsidiary businesses, and in 2013, completed a transaction which reduced its ownership interest in another subsidiary business, resulting in a gain associated with the deconsolidation. Our share of the net gains and related expenses on these transactions was $87 million in 2014 and $71 million in 2013, with related tax expenses of $36 million and $17 million, respectively. In addition, we received cash dividends, funded from capital transactions, from StoneRiver of $110 million and $122 million in 2014 and 2013, respectively.

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

On January 14, 2013, we acquired Open Solutions Inc. (“Open Solutions”), a provider of account processing technology for financial institutions, for a cash purchase price of $55 million and the assumption of approximately $960 million of debt. With this acquisition, we added DNA, a real-time, open architecture account processing system, along with 3,300 existing Open Solutions’ clients. This acquisition advanced our go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which we can provide our broad array of add-on solutions.

Enterprise Priorities

We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions that enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2015 are: (i) to continue to build high-quality revenue while meeting our earnings goals; (ii) to build and extend client relationships with an increased emphasis on payment and channel solutions; and (iii) to deliver innovation and integration which enables differentiation and value for our clients.

Industry Trends

The market for products and services offered by financial institutions continues to evolve rapidly. The financial industry regularly introduces and implements new payment, deposit, lending, investment and risk management products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same customers. At the same time, regulatory conditions have continued to create a difficult operating environment for financial institutions. In particular, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. These conditions, along with mild economic improvement, have created heightened interest in solutions that help financial institutions win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency. Examples of these solutions include our electronic payments solutions and channels such as internet, mobile and tablet banking, sometimes referred to as “digital channels.”

This increased focus on digital channels by both financial institutions and their customers, as well as the growing volume and types of payment transactions in the marketplace, have increased the data and transaction processing needs of financial institutions. We expect that financial institutions will continue to invest significant capital and human resources to process transactions, manage information and offer innovative new services to their customers in this rapidly evolving and competitive environment. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology to outsourced solutions as they seek to remain current on technology changes amidst an evolving marketplace. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments, and we anticipate that demand for products that facilitate customer interaction with financial institutions, including electronic transactions through digital channels, will continue to increase, which we expect to create revenue opportunities for us. Based on these market conditions, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth. In addition, we believe that the integration of our products and services creates a compelling value proposition for our clients.

In addition to the trends described above, the financial institutions marketplace has experienced change in composition as well. During the past 25 years, the number of financial institutions in the United States has declined at a relatively steady rate of approximately 3% per year, primarily as a result of voluntary mergers and acquisitions. Rather than reducing the overall market, these consolidations have transferred accounts among financial institutions. An acquisition benefits us when a newly combined institution is processed on our system, or elects to move to one of our systems, and negatively impacts us when a competing system is selected. Financial institution acquisitions also impact our financial results due to early contract termination fees in our multi-year client contracts, which are primarily generated when an existing client with a multi-year contract is acquired by another financial institution. These fees can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. Our revenue is diversified, and our focus on long-term client relationships and recurring, transaction-oriented products and services has reduced the impact that consolidation in the financial services industry has had on us. We have clients that span the entire range of financial institutions in terms of asset size and business model, and our 50 largest financial institution clients represent less than 25% of our annual revenue. In addition, we believe that our products and services can assist financial institutions with the regulatory and market challenges that they currently face by providing, among other things, new sources of revenue and opportunities to reduce their costs.

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

Goodwill and Acquired Intangible Assets

We review the carrying value of goodwill for impairment annually, or more frequently if events or circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level or one level below. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting units are less than their respective carrying values. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step quantitative impairment test.

The first step in the quantitative test is to compare the fair value of the reporting unit to its carrying value. We determine the fair value of a reporting unit based primarily on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill of that reporting unit is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the reporting unit, then we perform the second step of the quantitative test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions.

Our most recent impairment assessment in the fourth quarter of 2014 determined that our goodwill was not impaired as the estimated fair values of the respective reporting units substantially exceeded the carrying values.

We review acquired intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. Measurement of any impairment loss is based on estimated fair value. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our consolidated financial statements. No impairment of our acquired intangible assets was identified during 2014.

Revenue Recognition

The majority of our revenue is generated from monthly account- and transaction-based fees. Revenue is recognized as services are provided and is primarily recognized under service agreements that are long-term in nature, generally three to five years, and that do not require management to make significant judgments or assumptions. At times, however, judgment is exercised in evaluating revenue recognition, such as when a contract arrangement includes multiple product and service deliverables. Due to the quantity, size and nature of our multiple element arrangements, the judgments we make in this regard are not likely to have a material impact on revenue recognition for any individual element. Additionally, given the nature of our business and the rules governing revenue recognition, our revenue recognition practices generally do not involve significant estimates that materially affect our results of operations. Additional information about our revenue recognition policies is included in Note 1 to the consolidated financial statements.

Results of Operations

Components of Revenue and Expenses

The following summary describes the components of revenue and expenses as presented in our consolidated statements of income.

Processing and Services

Processing and services revenue, which in 2014 represented 83% of our consolidated revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years. Revenue is recognized when the related transactions are processed and services have been performed. Processing and services revenue is most reflective of our business performance as a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; depreciation and amortization; and other operating expenses.

Product

Product revenue, which in 2014 represented 17% of our consolidated revenue, is primarily derived from integrated print and card production sales, as well as software license sales which represented less than 4% of our consolidated revenue. Cost of product includes costs directly associated with the products sold and includes the following: costs of materials and software development; personnel; infrastructure costs; depreciation and amortization; and other costs directly associated with product revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of: salaries, wages and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; depreciation and amortization; and other selling and administrative expenses.

Financial Results

On March 14, 2013, the Company sold its club solutions business (“Club Solutions”). The 2013 and 2012 results of operations and cash flows of Club Solutions, which were previously included within the Payments segment, have been reported as discontinued operations.

The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the consolidated financial statements and accompanying notes.

(In millions)				Percentage of Revenue (1)			Increase (Decrease)
Year ended December 31,	2014	2013	2012	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Revenue:
Processing and services	$4,219	$4,035	$3,663	83.3%	83.8%	82.6%	$184	5%	$372	10%
Product	847	779	773	16.7%	16.2%	17.4%	68	9%	6	1%

Total revenue	5,066	4,814	4,436	100.0%	100.0%	100.0%	252	5%	378	9%

Expenses:
Cost of processing and services	2,164	2,081	1,936	51.3%	51.6%	52.9%	83	4%	145	7%
Cost of product	717	695	628	84.7%	89.2%	81.2%	22	3%	67	11%

Sub-total	2,881	2,776	2,564	56.9%	57.7%	57.8%	105	4%	212	8%
Selling, general and administrative	975	977	824	19.2%	20.3%	18.6%	(2)	-	153	19%

Total expenses	3,856	3,753	3,388	76.1%	78.0%	76.4%	103	3%	365	11%

Operating income	1,210	1,061	1,048	23.9%	22.0%	23.6%	149	14%	13	1%
Interest expense	(164)	(164)	(174)	(3.2%)	(3.4%)	(3.9%)	-	-	(10)	(6%)
Interest and investment income	1	1	7	-	-	0.2%	-	-	(6)	(86%)

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$1,047	$898	$881	20.7%	18.7%	19.9%	$149	17%	$17	2%

(1)	Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

(In millions) Year ended December 31,	Payments	Financial	Corporate and Other	Total

Total revenue:
2014	$2,747	$2,367	$(48)	$5,066
2013	2,552	2,309	(47)	4,814
2012	2,443	2,040	(47)	4,436

Revenue growth:
2014	$195	$58	$(1)	$252
2014 percentage	8%	3%		5%
2013	$109	$269	$-	$378
2013 percentage	4%	13%		9%

Operating income:
2014	$768	$773	$(331)	$1,210
2013	702	745	(386)	1,061
2012	657	652	(261)	1,048

Operating income growth:
2014	$66	$28	$55	$149
2014 percentage	9%	4%		14%
2013	$45	$93	$(125)	$13
2013 percentage	7%	14%		1%

Operating margin:
2014	28.0%	32.6%		23.9%
2013	27.5%	32.2%		22.0%
2012	26.9%	32.0%		23.6%

Operating margin growth: (1)
2014	0.5%	0.4%		1.9%
2013	0.6%	0.2%		(1.6%)

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $252 million, or 5%, in 2014 and increased $378 million, or 9%, in 2013 compared to the prior years. The increase in total revenue during 2014 was due to 8% revenue growth in our Payments segment and 3% revenue growth in our Financial segment, in each case, as compared to 2013. The increase in total revenue during 2013 was attributable to 13% revenue growth in our Financial segment due primarily to the acquisition of Open Solutions and 4% revenue growth in our Payments segment, in each case, as compared to 2012. The Open Solutions acquisition contributed $270 million to revenue in 2013.

Revenue in our Payments segment increased $195 million, or 8%, in 2014 and increased $109 million, or 4%, in 2013 compared to the prior years. Payments segment revenue growth during 2014 and 2013 was driven by our recurring revenue businesses as processing and services revenue increased $128 million, or 7%, and $114 million, or 6%, in 2014 and 2013, respectively. The growth in both years was primarily due to new clients and increased transaction volumes from existing clients in our card services, bill payment and digital channels businesses, as well as our biller solutions business in 2013. Higher product revenue from increased volumes in our output solutions business, a portion of which is postage pass-through revenue that is included in both product revenue and cost of product, also contributed to overall segment revenue growth in 2014. The positive revenue growth in 2013 was partially offset by lower software license revenue as compared to the prior year, along with a discount on the renewal of a bill payment contract.

Revenue in our Financial segment increased $58 million, or 3%, in 2014 and increased $269 million, or 13%, in 2013 compared to the prior years. In 2014, revenue growth was favorably impacted by increased processing and services revenue in our account processing and lending businesses, including higher contract termination fee revenue. This growth was partially offset by a revenue decline in our international business due to the completion of several client implementations in the prior year and negative currency fluctuations in the current year. Financial segment revenue growth in 2013 was driven by the acquisition of Open Solutions, which contributed $270 million in revenue. Excluding the Open Solutions acquisition, revenue growth in 2013 was flat compared to the prior year, primarily due to the migration of an account processing client from our system to its parent company’s account processing system.

Total Expenses

Total expenses increased $103 million, or 3%, in 2014 compared to 2013 and increased $365 million, or 11%, in 2013 compared to 2012. Total expenses as a percentage of total revenue was 76.1%, 78.0% and 76.4% in 2014, 2013 and 2012, respectively. The increase in total expenses as a percentage of total revenue in 2013 was due primarily to higher merger and integration expenses attributable to our acquisition of Open Solutions.

Cost of processing and services as a percentage of processing and services revenue decreased to 51.3% in 2014 compared to 51.6% in 2013 and 52.9% in 2012. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in both 2014 and 2013 by increased operating leverage in our recurring revenue businesses, as well as by operating efficiency initiatives across the company that have lowered our cost structure.

Cost of product as a percentage of product revenue was 84.7% in 2014 compared to 89.2% in 2013 and 81.2% in 2012. In 2013, cost of product included merger and integration costs resulting from the Open Solutions acquisition, including a $30 million non-cash impairment charge related to the replacement of our Acumen® account processing system with DNA, an Open Solutions’ account processing system, which resulted in an increase in cost of product as a percentage of product revenue. In 2014, cost of product as a percentage of product revenue was negatively impacted by an increase in postage pass-through revenue and expense in our output solutions business.

Selling, general and administrative expense as a percentage of total revenue was 19.2%, 20.3% and 18.6% in 2014, 2013 and 2012, respectively. The increase in selling, general and administrative expenses as a percentage of total revenue in both 2014 and 2013 compared to 2012 was primarily due to higher acquired intangible amortization, and in 2013, merger and integration costs attributable to our acquisition of Open Solutions. Selling, general and administrative expenses as a percentage of total revenue was favorably impacted by reduced professional services expenses, including merger and integration costs, in 2014 as compared to 2013.

Operating Income and Operating Margin

Total operating income increased $149 million, or 14%, in 2014 and $13 million, or 1%, in 2013 compared to the prior years. Operating margin increased to 23.9% in 2014 from 22.0% in 2013 and decreased in 2013 from 23.6% in 2012. Operating income and margin were positively impacted in 2014 primarily by scale efficiencies, operational effectiveness initiatives, and lower merger and integration expenses in our Corporate and Other segment related to the Open Solutions acquisition. The operating margin decline of 160 basis points in 2013 was due to increased operating losses of $125 million in our Corporate and Other segment, which negatively impacted our operating margin by 260 basis points due primarily to acquired intangible amortization and merger and integration costs of $115 million associated with the acquisition of Open Solutions. This negative impact was partially offset by positive margin increases in our Payments and Financial segments in 2013.

Operating income in our Payments segment increased $66 million, or 9%, and $45 million, or 7%, in 2014 and 2013, respectively, compared to the prior years. Operating margins were 28.0%, 27.5% and 26.9% in 2014, 2013 and 2012, respectively, and increased 50 basis points in 2014 and 60 basis points in 2013. The increases in operating income were primarily due to revenue growth and scale efficiencies in our card services and digital channels businesses in 2014 and 2013, as well as our bill payment business in 2014. During 2014, Payments segment operating margin improvements were partially offset by increased postage pass-through costs in our output solutions business, which are included in both revenue and expenses, as well as increased expenses associated with investments in our biller solutions business. Operating margin in 2013 was negatively impacted by a decrease in higher-margin software license revenue, along with a discount on the renewal of a bill payment contract.

Operating income in our Financial segment increased $28 million, or 4%, and $93 million, or 14%, in 2014 and 2013, respectively, compared to the prior years. Operating margin in 2014 improved 40 basis points to 32.6% as compared to 2013, which improved slightly to 32.2% from 32.0% in 2012. These improvements in operating income and margin in 2014 and 2013 were primarily due to scale efficiencies and operational effectiveness initiatives, along with higher contract termination fee revenue in our account processing businesses in 2014. In addition, the increase in operating income in 2013 was also attributed to the acquisition of Open Solutions.

The operating loss in the Corporate and Other segment decreased $55 million in 2014 and increased $125 million in 2013 compared to the prior years. The 2014 decrease in operating loss was primarily due to reduced merger and integration costs related to the Open Solutions acquisition as compared to 2013. The increase in operating loss in 2013 was primarily attributable to merger and integration costs of $65 million resulting from the Open Solutions acquisition, along with increased amortization expenses of $50 million, primarily related to Open Solutions’ acquired intangible assets.

Interest Expense

Interest expense was consistent in 2014 and 2013, and decreased $10 million, or 6%, in 2013 compared to 2012. A decline in average outstanding debt during 2014 was offset by slightly higher variable interest rates as compared to 2013. The decrease in interest expense in 2013 as compared to 2012 was due to lower average interest rates, partially offset by additional debt assumed in connection with the acquisition of Open Solutions.

Interest and Investment Income

Interest and investment income was consistent in 2014 and 2013, and decreased $6 million in 2013 as compared to 2012 due to a gain recognized on a sale of an investment in 2012.

Income Tax Provision

Our effective income tax rate for continuing operations was 36.6% in 2014, 36.5% in 2013 and 34.0% in 2012. The 2014 effective income tax rate was relatively consistent with 2013 as increased deductions resulting from federal tax planning initiatives and the favorable resolution of tax matters were offset by additional income tax expense associated with our share of net gains on the sales of subsidiary businesses at StoneRiver, a joint venture in which we own a 49% interest. The increase in the effective tax rate from 2012 to 2013 was primarily due to income tax expense associated with our share of a gain on a partial divestiture of a subsidiary business by StoneRiver.

Income from Investment in Unconsolidated Affiliate

Our share of the income of StoneRiver was $91 million, $80 million and $11 million in 2014, 2013 and 2012, respectively. During 2014, StoneRiver recognized net gains on the sales of subsidiary businesses, and in 2013, completed a transaction which reduced its ownership interest in another subsidiary business, resulting in a gain associated with the deconsolidation. Our share of the gains and related expenses on these transactions was $87 million in 2014 and $71 million in 2013.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations related to Club Solutions and prior dispositions totaled $(2) million and $19 million in 2013 and 2012, respectively, and included income tax expense of $4 million and $13 million, respectively.

Net Income Per Share - Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $2.99 in 2014 compared to $2.44 in 2013 and $2.15 in 2012. Net income per share-diluted from continuing operations was favorably impacted in both 2014 and 2013 by $0.20 per share from our share of net transaction gains at StoneRiver, and was negatively impacted in 2013 by merger and integration costs of $0.20 per share incurred due to the acquisition of Open Solutions. The amortization of acquisition-related intangible assets also reduced net income per share-diluted from continuing operations by $0.52, $0.51 and $0.37 in 2014, 2013 and 2012, respectively.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $294 million at December 31, 2014 and available borrowings under our revolving credit facility. The following table presents our operating cash flow and capital expenditure amounts for the years ended December 31, 2014 and 2013, respectively.

	Year Ended December 31,		Increase (Decrease)
(In millions)	2014	2013	$	%

Net income from continuing operations	$754	$650	$104
Depreciation and amortization	404	403	1
Share-based compensation	49	46	3
Deferred income taxes	3	(9)	12
Income from investment in unconsolidated affiliate	(91)	(80)	(11)
Dividends from unconsolidated affiliate	110	6	104
Non-cash impairment charge	-	30	(30)
Net changes in working capital and other	78	(7)	85

Operating cash flow	$1,307	$1,039	$268	26%

Capital expenditures	$292	$236	$56	24%

Our net cash provided by operating activities, or operating cash flow, was $1.3 billion in 2014, an increase of 26% compared with $1.0 billion in 2013. This increase was primarily due to increased earnings, favorable working capital changes and cash dividends received from our StoneRiver joint venture, representing returns on our investment. Working capital was favorably impacted in 2014 by the timing of accrued expenses, including client deposits and income taxes, and was negatively impacted in 2013 by payments related to merger and integration costs and assumed liabilities resulting from the acquisition of Open Solutions. Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures were approximately 6% and 5% of our total revenue in 2014 and 2013, respectively.

In 2014 and 2013, we received cash dividends of $110 million and $122 million, respectively, from StoneRiver. The portions of these dividends that represented returns on our investment, $110 million in 2014 and $6 million in 2013, are reported in cash flows from operating activities. In the first quarter of 2013, we acquired Open Solutions for a cash purchase price of $16 million, net of cash acquired, along with the assumption of approximately $960 million of debt, and sold Club Solutions for approximately $35 million in cash.

Share Repurchases

Cash outflows for repurchases of our common stock were $1.1 billion and $578 million in 2014 and 2013, respectively. On each of August 5, 2013 and November 19, 2014, our board of directors authorized the purchase of up to 20.0 million shares of our common stock. Purchases pursuant to the August 5, 2013 authorization have been completed. As of December 31, 2014, we had approximately 19.8 million shares remaining under the November 19, 2014 authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

	December 31,
(In millions)	2014	2013

Term loan	$810	$900
Revolving credit facility	42	-
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	697
Other borrowings	6	3

Long-term debt (including current maturities)	$3,803	$3,848

The acquisition of Open Solutions in January 2013 for a cash purchase price of $16 million, net of cash acquired, and repayment of assumed debt of approximately $960 million was funded utilizing a combination of available cash and existing availability under our revolving credit facility. In October 2013, we obtained a $900 million term loan under a new loan agreement with a syndicate of banks and used the net proceeds from the term loan to repay outstanding borrowings under our revolving credit facility. At December 31, 2014, our long-term debt consisted primarily of $2.95 billion of senior notes and $810 million of term loan borrowings. We were in compliance with all financial debt covenants during 2014.

Term Loan

On October 25, 2013, we obtained a $900 million term loan under a new loan agreement with a syndicate of banks. This term loan bears interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on our long-term debt rating in effect from time to time, and matures in October 2018. The variable interest rate on the term loan borrowings was 1.4% at December 31, 2014. Scheduled principal payments of $90 million commenced on December 31, 2014 and are due on the last business day of December of each year, with the remaining principal balance of $540 million due in October 2018. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below.

Revolving Credit Facility

In connection with the term loan financing described above, on October 25, 2013, we entered into an amendment to our existing $2.0 billion revolving credit agreement with a syndicate of banks that conformed certain of its provisions to those in the new term loan agreement and extended its maturity to October 25, 2018. Borrowings under the amended revolving credit facility bear interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The weighted average variable interest rate on the revolving credit facility borrowings was 1.15% at December 31, 2014. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.

Senior Notes

In September 2012, we issued $700 million aggregate principal amount of 3.5% senior notes due in October 2022. These senior notes, along with our 3.125% senior notes due in October 2015 and our 4.625% senior notes due in October 2020, pay interest at the stated rates on April 1 and October 1 of each year. Our 3.125% senior notes due in June 2016 and 4.75% senior notes due in June 2021 pay interest at the stated rates on June 15 and December 15 of each year, and our 6.8% senior notes due in November 2017 pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit (i) our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, (ii) our and certain of our subsidiaries’ ability to create or assume liens, and (iii) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions. At December 31, 2014, our 3.125% senior notes due in October 2015 were classified in the consolidated balance sheet as long-term as we have the intent to refinance this debt on a long-term basis and the ability to do so under our revolving credit facility, which matures in October 2018.

Other

Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2014, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing, other than letters of credit. The following table details our contractual cash obligations at December 31, 2014:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest (1) (2)	$4,436	$231	$1,523	$1,027	$1,655
Minimum operating lease payments (1)	383	93	137	67	86
Purchase obligations (1)	207	118	66	19	4
Income tax obligations	55	3	34	13	5

Total	$5,081	$445	$1,760	$1,126	$1,750

(1)	Interest, operating lease and purchase obligations are reported on a pre-tax basis.
(2)	The calculations assume that only mandatory debt repayments are made, the 3.125% senior notes due in October 2015 are refinanced on a long-term basis, no additional refinancing or lending occurs, and the variable rates on the term loan and revolving credit facility are priced at the rate in effect as of December 31, 2014.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

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

We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. Based on our outstanding debt with variable interest rates at December 31, 2014, a 1% increase in our borrowing rate would increase annual interest expense in 2015 by approximately $8.5 million.

In connection with processing electronic payments transactions, the funds we receive from subscribers are invested from the time we collect the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds are not included in our consolidated balance sheets and can fluctuate significantly based on consumer bill payment and debit card activity. Based on daily average subscriber funds balances during 2014 of approximately $1.0 billion, a 1% increase in applicable interest rates would increase our annual pre-tax income by approximately $10 million, and if applicable interest rates decreased to zero, our annual pre-tax income would decrease by less than $5 million.

We conduct business in the United States and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar denominated foreign investments and foreign currency transactions. We have entered into foreign currency forward exchange contracts with total notional values of approximately $73 million as of December 31, 2014 to hedge foreign currency exposure to the Indian Rupee. In 2014, approximately 6% of our total revenue was from clients in foreign countries. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at December 31, 2014, there would not have been a material adverse impact on our annual income from continuing operations or financial position.

Item 8.  Financial Statements and Supplementary Data

Fiserv, Inc.

Consolidated Statements of Income

In millions, except per share data Year ended December 31,	2014	2013	2012

Revenue:
Processing and services	$4,219	$4,035	$3,663
Product	847	779	773

Total revenue	5,066	4,814	4,436

Expenses:
Cost of processing and services	2,164	2,081	1,936
Cost of product	717	695	628
Selling, general and administrative	975	977	824

Total expenses	3,856	3,753	3,388

Operating income	1,210	1,061	1,048
Interest expense	(164)	(164)	(174)
Interest and investment income	1	1	7

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	1,047	898	881
Income tax provision	(384)	(328)	(300)
Income from investment in unconsolidated affiliate	91	80	11

Income from continuing operations	754	650	592
(Loss) income from discontinued operations, net of income taxes	-	(2)	19

Net income	$754	$648	$611

Net income (loss) per share - basic:
Continuing operations	$3.04	$2.48	$2.18
Discontinued operations	-	(0.01)	0.07

Total	$3.03	$2.47	$2.25

Net income (loss) per share - diluted:
Continuing operations	$2.99	$2.44	$2.15
Discontinued operations	-	(0.01)	0.07

Total	$2.98	$2.44	$2.22

Shares used in computing net income (loss) per share:
Basic	248.6	262.4	271.6
Diluted	252.7	266.1	275.0

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Comprehensive Income

In millions Year ended December 31,	2014	2013	2012

Net income	$754	$648	$611
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit of $(1) million and $(8) million	-	(1)	(12)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $6 million, $6 million and $17 million	8	9	26
Foreign currency translation	(11)	(8)	4

Total other comprehensive (loss) income	(3)	-	18

Comprehensive income	$751	$648	$629

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Balance Sheets

In millions December 31,	2014	2013

Assets
Cash and cash equivalents	$294	$400
Trade accounts receivable, less allowance for doubtful accounts	798	751
Deferred income taxes	42	55
Prepaid expenses and other current assets	352	366

Total current assets	1,486	1,572

Property and equipment, net	317	266
Intangible assets, net	2,003	2,142
Goodwill	5,209	5,216
Other long-term assets	322	317

Total assets	$9,337	$9,513

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$905	$756
Current maturities of long-term debt	92	92
Deferred revenue	489	484

Total current liabilities	1,486	1,332

Long-term debt	3,711	3,756
Deferred income taxes	716	713
Other long-term liabilities	129	127

Total liabilities	6,042	5,928

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value: 25.0 million shares authorized; none issued	-	-
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	897	844
Accumulated other comprehensive loss	(63)	(60)
Retained earnings	7,352	6,598
Treasury stock, at cost, 155.4 million and 139.0 million shares	(4,895)	(3,801)

Total shareholders’ equity	3,295	3,585

Total liabilities and shareholders’ equity	$9,337	$9,513

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
In millions	Shares	Amount				Shares	Amount

Balance at January 1, 2012	396	$4	$775	$(78)	$5,339	116	$(2,782)
Net income					611
Other comprehensive income				18
Share-based compensation			44
Shares issued under stock plans including income tax benefits			(17)			(5)	128
Purchases of treasury stock						18	(625)

Balance at December 31, 2012	396	4	802	(60)	5,950	129	(3,279)
Net income					648
Share-based compensation			46
Shares issued under stock plans including income tax benefits			(4)			(3)	65
Purchases of treasury stock						13	(587)

Balance at December 31, 2013	396	4	844	(60)	6,598	139	(3,801)
Net income					754
Other comprehensive loss				(3)
Share-based compensation			49
Shares issued under stock plans including income tax benefits			4			(2)	64
Purchases of treasury stock						18	(1,158)

Balance at December 31, 2014	396	$4	$897	$(63)	$7,352	155	$(4,895)

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Cash Flows

In millions Year ended December 31,	2014	2013	2012

Cash flows from operating activities:
Net income	$754	$648	$611
Adjustment for discontinued operations	-	2	(19)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	200	193	190
Amortization of acquisition-related intangible assets	204	210	160
Share-based compensation	49	46	44
Deferred income taxes	3	(9)	5
Income from investment in unconsolidated affiliate	(91)	(80)	(11)
Dividends from unconsolidated affiliate	110	6	23
Non-cash impairment charge	-	30	-
Settlement of interest rate hedge contracts	-	-	(88)
Other non-cash items	(18)	(11)	(11)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(42)	(47)	(12)
Prepaid expenses and other assets	(39)	(48)	(85)
Accounts payable and other liabilities	168	37	-
Deferred revenue	9	62	19

Net cash provided by operating activities from continuing operations	1,307	1,039	826

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(292)	(236)	(193)
Payments for acquisitions of businesses, net of cash acquired	-	(30)	-
Dividends from unconsolidated affiliate	-	116	32
Net proceeds from investments	7	4	28
Other investing activities	(1)	(2)	(3)

Net cash used in investing activities from continuing operations	(286)	(148)	(136)

Cash flows from financing activities:
Debt proceeds	604	2,252	1,469
Debt repayments	(653)	(2,590)	(1,642)
Issuance of treasury stock	53	49	96
Purchases of treasury stock	(1,148)	(578)	(634)
Other financing activities	18	(6)	5

Net cash used in financing activities from continuing operations	(1,126)	(873)	(706)

Net change in cash and cash equivalents from continuing operations	(105)	18	(16)
Net cash flows (to) from discontinued operations	(1)	24	37
Beginning balance	400	358	337

Ending balance	$294	$400	$358

Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(1)	$(11)	$39
Net cash provided by (used in) investing activities	-	35	(2)

Net change in cash and cash equivalents from discontinued operations	(1)	24	37
Net cash flows from (to) continuing operations	1	(24)	(37)
Beginning balance - discontinued operations	-	-	-

Ending balance - discontinued operations	$-	$-	$-

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Description of the Business

Fiserv, Inc. and its subsidiaries (collectively, the “Company”) provide financial services technology to clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, and merchants. The Company provides account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. The Company is principally located in the United States where it operates data and transaction processing centers, provides technology support, develops software and payment solutions, and offers consulting services.

The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. Additional information regarding the Company’s business segments is included in Note 10.

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the amendments in ASU 2014-08, only those disposals that represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 will be effective prospectively for annual and interim periods after December 15, 2014.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of debt is described in Note 5 and was estimated using quoted prices in active markets (level 2 of the fair value hierarchy) or using discounted cash flows based on the Company’s current incremental borrowing rates (level 3 of the fair value hierarchy).

Derivatives

Derivatives are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the fair value hedge is effective, there is an offsetting adjustment to the basis of the item being hedged. Ineffective portions of changes in the fair value of hedges are recognized in earnings. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes.

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

Revenue Recognition

The Company generates revenue from the delivery of processing, service and product solutions. Revenue is recognized when written contracts are signed, delivery has occurred, the fees are fixed or determinable, and collectability is reasonably assured.

Processing and services revenue is recognized as services are provided and is primarily derived from single element individual contracts that generate account- and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer, debit processing services, and consulting services. To a lesser extent, certain of the Company’s revenue is generated from multiple element arrangements involving various combinations of product and service deliverables. The deliverables within these arrangements are evaluated at contract inception to determine whether they represent separate units of accounting, and if so, contract consideration is allocated to each deliverable based on relative selling price. The relative selling price is determined using vendor specific objective evidence of fair value, third-party evidence or best estimate of selling price. Revenue is then recognized in accordance with the appropriate revenue recognition guidance applicable to the respective elements. Also included in processing and services revenue is software maintenance fee revenue for ongoing client support, which is recognized ratably over the term of the applicable support period, which is generally 12 months. Deferred revenue consists primarily of advance cash receipts for services and is recognized as revenue when the services are provided.

Product revenue is primarily derived from integrated print and card production sales, as well as software license sales which represented less than 4% of consolidated revenue. For software license agreements that do not require significant customization or modification, the Company recognizes software license revenue upon delivery, assuming persuasive evidence of an arrangement exists, the license fee is fixed or determinable, and collection is reasonably assured. Arrangements with customers that include significant customization, modification or production of software are accounted for under contract accounting, with revenue recognized using the percentage-of-completion method based upon efforts-expended, such as labor hours, to measure progress towards completion. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable.

The Company includes reimbursements from clients, such as postage and telecommunication costs, in processing and services revenue and product revenue, while the related costs are included in cost of processing and services and cost of product.

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

Allowance for Doubtful Accounts

The Company analyzes the collectibility of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $11 million and $15 million at December 31, 2014 and 2013, respectively.

Prepaid Expenses

Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $132 million and $122 million at December 31, 2014 and 2013, respectively.

Settlement Assets and Obligations

Settlement assets of $182 million and $189 million were included in prepaid expenses and other current assets at December 31, 2014 and 2013, respectively, and settlement obligations of $176 million and $184 million were included in accrued expenses at December 31, 2014 and 2013, respectively. Settlement assets and obligations result from timing differences between collection and fulfillment of payment transactions primarily associated with the Company’s walk-in and expedited bill payment service businesses. Settlement assets represent cash received or amounts receivable from agents, payment networks or directly from consumers. Settlement obligations represent amounts payable to clients and payees.

Property and Equipment

Property and equipment are reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2014	2013

Land	-	$23	$23
Data processing equipment	3 to 7 years	657	587
Buildings and leasehold improvements	5 to 40 years	209	202
Furniture and equipment	3 to 10 years	165	140

		1,054	952
Less: accumulated depreciation		(737)	(686)

Total		$317	$266

Depreciation expense for all property and equipment totaled $71 million, $70 million and $72 million in 2014, 2013 and 2012, respectively.

Intangible Assets

Intangible assets consisted of the following at December 31:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2014

Customer related intangible assets	$2,155	$797	$1,358
Acquired software and technology	493	356	137
Trade names	120	46	74
Capitalized software development costs	574	240	334
Purchased software	234	134	100

Total	$3,576	$1,573	$2,003

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2013

Customer related intangible assets	$2,155	$667	$1,488
Acquired software and technology	493	289	204
Trade names	120	39	81
Capitalized software development costs	635	348	287
Purchased software	277	195	82

Total	$3,680	$1,538	$2,142

Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 10 to 20 years. Acquired software and technology represents software and technology intangible assets obtained as part of acquired businesses and are amortized over their estimated useful lives, generally four to eight years. Trade names are amortized over their estimated useful lives, generally 10 to 20 years. Amortization expense for acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, totaled $204 million, $210 million and $160 million in 2014, 2013 and 2012, respectively.

The Company continually develops, maintains and enhances its products and systems. In each of 2014, 2013 and 2012, product development expenditures represented approximately 9% of the Company’s total revenue. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.

Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Capitalized software development costs are amortized over their estimated useful lives, generally five years. Gross software development costs capitalized for new products and enhancements to existing products totaled $129 million, $120 million and $102 million in 2014, 2013 and 2012, respectively. Amortization of previously capitalized software development costs that have been placed into service was $82 million, $72 million and $73 million in 2014, 2013 and 2012, respectively. During 2013, the Company incurred a $30 million non-cash impairment charge to capitalized software development costs as a result of the acquisition of Open Solutions, Inc. (“Open Solutions”). See Note 2.

Purchased software represents software licenses purchased from third parties and is amortized over their estimated useful lives, generally three to five years. Amortization of purchased software totaled $29 million, $32 million and $34 million in 2014, 2013 and 2012, respectively.

The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at December 31, 2014 will be approximately $190 million in 2015, $150 million in 2016, $140 million in each of 2017 and 2018, and $130 million in 2019. Annual amortization expense in 2015 with respect to capitalized and purchased software recorded at December 31, 2014 is estimated to approximate $115 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level or one level below. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of the reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting units are less than their respective carrying values. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to its reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step quantitative impairment test by comparing reporting unit carrying values to estimated fair values. No impairment was identified in the Company’s annual impairment assessment in the fourth quarter of 2014 as the estimated fair values of the respective reporting units exceeded the carrying values. In addition, there is no accumulated impairment loss through December 31, 2014. The changes in goodwill during 2014 and 2013 were as follows:

(In millions)	Payments	Financial	Total

Goodwill - December 31, 2012	$3,442	$1,263	$4,705
Acquired goodwill	2	517	519
Foreign currency adjustments and other	-	(8)	(8)

Goodwill - December 31, 2013	3,444	1,772	5,216
Foreign currency adjustments	(4)	(3)	(7)

Goodwill - December 31, 2014	$3,440	$1,769	$5,209

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

Deferred Financing Costs

Deferred financing costs related to the Company’s long-term debt totaled $19 million and $24 million at December 31, 2014 and 2013, respectively, net of accumulated amortization of $31 million and $26 million, respectively. Deferred financing costs are reported in other long-term assets in the consolidated balance sheets and are amortized over the term of the underlying debt using the interest method as a component of interest expense.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

(In millions)	2014	2013

Trade accounts payable	$61	$67
Client deposits	261	190
Accrued compensation and benefits	192	165
Settlement obligations	176	184
Other accrued expenses	215	150

Total	$905	$756

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2013	$(49)	$(9)	$(2)	$(60)
Other comprehensive loss before reclassifications	-	(11)	-	(11)
Amounts reclassified from accumulated other comprehensive loss	8	-	-	8

Net current-period other comprehensive (loss) income	8	(11)	-	(3)

Balance at December 31, 2014	$(41)	$(20)	$(2)	$(63)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(57)	$(1)	$(2)	$(60)
Other comprehensive loss before reclassifications	(1)	(8)	-	(9)
Amounts reclassified from accumulated other comprehensive loss	9	-	-	9

Net current-period other comprehensive income (loss)	8	(8)	-	-

Balance at December 31, 2013	$(49)	$(9)	$(2)	$(60)

Net Income Per Share

Net income per share in each period is calculated using actual, unrounded amounts. Basic net income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options and restricted stock units and are computed using the treasury stock method. In 2014, 2013 and 2012, the Company excluded 1.2 million, 1.5 million and 1.7 million weighted-average shares, respectively, from the calculations of common stock equivalents for anti-dilutive stock options.

The computation of shares used in calculating basic and diluted net income per share is as follows:

(In millions)	2014	2013	2012

Weighted-average common shares outstanding used for the calculation of net income per share - basic	248.6	262.4	271.6
Common stock equivalents	4.1	3.7	3.4

Weighted-average common shares outstanding used for the calculation of net income per share - diluted	252.7	266.1	275.0

Supplemental Cash Flow Information

(In millions)	2014	2013	2012

Interest paid, including on assumed debt	$144	$165	$158
Income taxes paid from continuing operations	336	299	321
Treasury stock purchases settled after the balance sheet date	19	9	-
Liabilities assumed in acquisitions of businesses	-	1,176	-

2. Acquisition

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

The allocation of purchase price for Open Solutions was finalized in 2013 and recorded as follows:

(In millions)

Cash and cash equivalents	$39
Trade accounts receivable	41
Deferred income tax assets	29
Prepaid expenses and other assets	30
Intangible assets	571
Goodwill	517
Accounts payable and other liabilities	(140)
Long-term debt	(958)
Deferred income tax liabilities	(74)

Total cash purchase price	$55

The cash purchase price and repayment of assumed debt were funded utilizing a combination of available cash and existing availability under the Company’s revolving credit facility. The final purchase price allocation did not materially change from the preliminary allocation. The purchase price allocation resulted in goodwill, included within the Financial segment, of approximately $517 million, of which $161 million is deductible for tax purposes. Such goodwill was primarily attributed to synergies with the products and services that Open Solutions provides and the anticipated value created by selling the Company’s products and services to Open Solutions’ existing client base. The values allocated to intangible assets were as follows:

(In millions)	Gross Carrying Amount	Weighted- Average Useful Life

Customer related intangible assets	$460	20 years
Acquired software and technology	105	7 years
Trade name	6	10 years

	$571

In 2013, the results of operations for Open Solutions, $270 million of revenue and $12 million of operating income, which included purchase accounting adjustments such as deferred revenue measured at fair value and acquired intangible asset amortization, had been included within the Company’s consolidated statement of income from the date of acquisition. As a result of the acquisition, the Company has incurred merger and integration costs, including a $30 million non-cash impairment charge in 2013 related to the Company’s decision to replace its Acumen account processing system with DNA, an Open Solutions’ account processing system.

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

3. Discontinued Operation

On March 14, 2013, the Company sold its club solutions business (“Club Solutions”) for approximately $35 million in cash. The 2013 and 2012 results of operations and cash flows of Club Solutions, which were previously included within the Payments segment, have been reported as discontinued operations in the accompanying consolidated financial statements. Club Solutions revenue was $10 million and $46 million in 2013 and 2012, respectively, and the Company recognized a $4 million loss, net of income taxes, on the sale of the business during 2013.

4. Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $21 million and $39 million at December 31, 2014 and 2013, respectively, and was reported within other long-term assets in the consolidated balance sheets. To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference is generally amortized over the lives of the related assets and included in the Company’s share of equity in earnings of the unconsolidated affiliate. In 2014, 2013 and 2012, the Company received cash dividends, funded from capital transactions, from StoneRiver of $110 million, $122 million and $55 million, respectively, which were recorded as reductions in the Company’s investment in StoneRiver. The portions of these dividends that represented returns on the Company’s investment were $110 million in 2014, $6 million in 2013 and $23 million in 2012 and are reported in cash flows from operating activities.

During 2014, StoneRiver recognized net gains on the sales of subsidiary businesses, and in 2013, completed a transaction which reduced its ownership interest in another subsidiary business, resulting in a gain associated with the deconsolidation. The Company’s share of the net gains and related expenses on these transactions of $87 million in 2014 and $71 million in 2013 was recorded within income from investment in unconsolidated affiliate, with the related tax expenses of $36 million and $17 million, respectively, recorded through the income tax provision, in the accompanying consolidated statements of income.

Due to the significant income attributable to the 2013 gain on deconsolidation, summarized StoneRiver financial information is presented below and reflects certain of the 2014 dispositions as discontinued operations within the statements of income for all periods presented.

(In millions)	2014	2013	2012

Statements of income for the years ended December 31,
Total revenue	$140	$606	$722
Operating (loss) income	(3)	8	39
Income from continuing operations	5	242	17
Net income	138	243	16

Balance sheet as of December 31,
Current assets	$82	$74
Noncurrent assets	198	629
Current liabilities	47	97
Noncurrent liabilities	254	527

5. Long-Term Debt

The Company’s long-term debt consisted of the following at December 31:

(In millions)	2014	2013

Term loan	$810	$900
Revolving credit facility	42	-
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	697	697
Other borrowings	6	3

Total debt	3,803	3,848
Less: current maturities	(92)	(92)

Long-term debt	$3,711	$3,756

The estimated fair value of total debt was $3.9 billion at December 31, 2014 and 2013. The Company was in compliance with all financial debt covenants during 2014. Annual maturities of the Company’s total debt were as follows at December 31, 2014:

(In millions)
Year ending December 31,

2015	$92
2016	691
2017	591
2018	883
2019	1
Thereafter	1,545

Total	$3,803

Term Loan

On October 25, 2013, the Company obtained a $900 million term loan under a new loan agreement with a syndicate of banks and used the net proceeds to repay outstanding borrowings under the revolving credit facility. This term loan bears interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on the Company’s long-term debt rating in effect from time to time, and matures in October 2018. The variable interest rate on the term loan borrowings was 1.4% at December 31, 2014. Scheduled principal payments of $90 million commenced on December 31, 2014 and are due on the last business day of December of each year, with the remaining principal balance of $540 million due in October 2018. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described below.

Revolving Credit Facility

In connection with the term loan financing described above, on October 25, 2013, the Company entered into an amendment to its existing $2.0 billion revolving credit agreement with a syndicate of banks that conformed certain of its provisions to those in the new term loan agreement and extended its maturity to October 25, 2018. Borrowings under the amended revolving credit facility bear interest at a variable rate based on LIBOR or the bank’s base rate, plus a specified margin based on the Company’s long-term debt rating in effect from time to time. The weighted average variable interest rate on the revolving credit facility borrowings was 1.15% at December 31, 2014. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.

Senior Notes

In September 2012, the Company issued $700 million aggregate principal amount of 3.5% senior notes due in October 2022. These senior notes, along with the Company’s 3.125% senior notes due in October 2015 and its 4.625% senior notes due in October 2020, pay interest at the stated rates on April 1 and October 1 of each year. The Company’s 3.125% senior notes due in June 2016 and 4.75% senior notes due in June 2021 pay interest at the stated rates on June 15 and December 15 of each year, and the Company’s 6.8% senior notes due in November 2017 pay interest at the stated rate on May 20 and November 20 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indenture governing the senior notes contains covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person; (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. At December 31, 2014, the Company’s 3.125% senior notes due in October 2015 were classified in the consolidated balance sheet as long-term and within the debt maturity schedule above as maturing in October 2018, the date that the Company’s revolving credit facility expires, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.

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

The components of other comprehensive income pertaining to interest rate hedge contracts are presented in the consolidated statements of comprehensive income. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2014, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of December 31, 2014 and 2013, the notional amount of these derivatives was approximately $73 million and $53 million, respectively, and the fair value totaling approximately $1 million was recorded in current accrued expenses in the consolidated balance sheets at December 31, 2014 and 2013.

7. Income Taxes

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	2014	2013	2012

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.6%	2.5%	2.5%
Unconsolidated affiliate tax	3.4%	1.9%	-
Domestic production activities deduction	(4.1%)	(1.3%)	(4.2%)
Other, net	(0.3%)	(1.6%)	0.7%

Effective income tax rate	36.6%	36.5%	34.0%

The income tax provision for continuing operations was as follows:

(In millions)	2014	2013	2012

Current:
Federal	$331	$290	$250
State	40	35	36
Foreign	10	12	9

	381	337	295

Deferred:
Federal	(4)	(12)	3
State	6	1	-
Foreign	1	2	2

	3	(9)	5

Income tax provision	$384	$328	$300

Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2014	2013

Accrued expenses	$37	$35
Interest rate hedge contracts	28	34
Share-based compensation	46	41
Net operating loss and credit carry-forwards	123	158
Deferred revenue	47	40
Other	28	16

Subtotal	309	324
Valuation allowance	(42)	(42)

Total deferred tax assets	267	282

Capital software development costs	(127)	(109)
Intangible assets	(737)	(763)
Property and equipment	(42)	(31)
Other	(35)	(37)

Total deferred tax liabilities	(941)	(940)

Total	$(674)	$(658)

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2014	2013

Current assets	$42	$55
Noncurrent liabilities	(716)	(713)

Total	$(674)	$(658)

Unrecognized tax benefits were as follows:

(In millions)	2014	2013	2012

Unrecognized tax benefits - Beginning of year	$60	$56	$27
Increases for tax positions taken during the current year	9	9	12
Increases for tax positions taken in prior years	10	6	19
Decreases for tax positions taken in prior years	(21)	(7)	-
Decreases for settlements	(1)	(2)	(1)
Lapse of the statute of limitations	(2)	(2)	(1)

Unrecognized tax benefits - End of year	$55	$60	$56

At December 31, 2014, unrecognized tax benefits of $44 million, net of federal and state benefits, would affect the effective income tax rate from continuing operations if recognized. In 2015, reductions to unrecognized tax benefits for decreases in tax positions taken in prior years, settlements and the lapse of statutes of limitations are estimated to total approximately $3 million. The Company classifies interest expense and penalties related to income taxes as components of its income tax provision. The income tax provision from continuing operations included interest expense and penalties on unrecognized tax benefits of less than $1 million in each of 2014, 2013 and 2012. Accrued interest expense and penalties related to unrecognized tax benefits totaled $5 million and $4 million at December 31, 2014 and 2013, respectively.

The Company’s federal tax returns for 2009 through 2014 and tax returns in certain states and foreign jurisdictions for 2006 through 2014 remain subject to examination by taxing authorities. At December 31, 2014, the Company had federal net operating loss carry-forwards of $193 million, which expire in 2015 through 2031, state net operating loss carry-forwards of $574 million, which expire in 2015 through 2034, and foreign net operating loss carry-forwards of $83 million, $51 million of which expire in 2017 through 2034, and the remainder of which do not expire.

8. Employee Stock and Savings Plans

Stock Plans

The Company recognizes the fair value of share-based compensation awards granted to employees in cost of processing and services, cost of product, and selling, general and administrative expense in its consolidated statements of income.

The Company’s share-based compensation primarily consists of the following:

Stock Options – The Company grants stock options to employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant, which are typically in the first quarter of the year. Stock options generally vest over a three-year period beginning on the first anniversary of the grant. All stock options expire ten years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period of the stock option award.

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

Share-based compensation expense was $49 million in 2014, $46 million in 2013 and $44 million in 2012. The income tax benefits related to share-based compensation totaled $17 million, $16 million and $15 million in 2014, 2013 and 2012, respectively. At December 31, 2014, the total remaining unrecognized compensation cost for unvested stock options and restricted stock units, net of estimated forfeitures, of $71 million is expected to be recognized over a weighted-average period of 2.3 years.

The weighted-average estimated fair value of stock options granted during 2014, 2013 and 2012 was $18.90, $13.00 and $10.86 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2014	2013	2012

Expected life (in years)	6.3	6.4	6.5
Average risk-free interest rate	2.0%	0.9%	1.3%
Expected volatility	29.6%	29.9%	31.1%
Expected dividend yield	0%	0%	0%

The Company determined the expected life of stock options using historical data adjusted for known factors that could alter historical exercise behavior. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility is determined using weighted-average implied market volatility combined with historical volatility. The Company believes that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility.

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2013	10,080	$28.97
Granted	1,357	57.29
Forfeited	(288)	40.60
Exercised	(1,275)	27.65

Stock options outstanding - December 31, 2014	9,874	$32.69	5.7	$378

Stock options exercisable - December 31, 2014	6,838	$26.40	4.4	$305

A summary of restricted stock unit activity is as follows:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value

Restricted stock units - December 31, 2013	2,157	$34.92
Granted	539	58.87
Forfeited	(240)	39.86
Vested	(594)	32.16

Restricted stock units - December 31, 2014	1,862	$42.02

The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2014	2013	2012

Total intrinsic value of stock options exercised	$43	$27	$51
Cash received from stock option exercises	33	32	80
Gross income tax benefit from stock option exercises	16	10	20
Fair value of restricted stock units upon vesting	35	31	29

As of December 31, 2014, 21.6 million share-based awards were available for grant under the Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.6 million, 0.7 million and 0.8 million shares in 2014, 2013 and 2012, respectively. As of December 31, 2014, there were 6.4 million shares available for issuance under the employee stock purchase plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 2.0 million shares, (ii) 1% of the shares of the Company’s common stock outstanding on such date or (iii) a lesser amount determined by the Company’s board of directors.

Employee Savings Plans

The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries and the Company makes matching contributions, each subject to certain limitations. Expenses for company contributions under these plans totaled $37 million, $36 million and $33 million in 2014, 2013 and 2012, respectively.

9. Leases, Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2014:

(In millions)
Year ending December 31,

2015	$93
2016	77
2017	60
2018	40
2019	27
Thereafter	86

Total	$383

Rent expense for all operating leases was $108 million, $105 million and $110 million during 2014, 2013 and 2012, respectively.

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

Electronic Payments Transactions

In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.4 billion at December 31, 2014.

Indemnifications and Warranties

Subject to limitations and exclusions, the Company may indemnify its clients from certain costs resulting from claims of patent, copyright or trademark infringement associated with its clients’ use of the Company’s products or services. The Company may also warrant to clients that its products and services will operate substantially in accordance with identified specifications. From time to time, in connection with sales of businesses, the Company agrees to indemnify the buyers for liabilities associated with the businesses that are sold. Payments, net of recoveries, under such indemnification or warranty provisions were not material to the Company’s consolidated results of operations or financial position.

10. Business Segment Information

The Company’s operations are comprised of the Payments segment and the Financial segment. The Payments segment primarily provides debit, credit and prepaid card processing and services, electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, and other electronic payments software and services. The businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

(In millions)	Payments	Financial	Corporate and Other	Total

2014
Processing and services revenue	$2,030	$2,195	$(6)	$4,219
Product revenue	717	172	(42)	847

Total revenue	2,747	2,367	(48)	5,066
Operating income	768	773	(331)	1,210
Total assets	5,850	3,225	262	9,337
Capital expenditures	176	107	9	292
Depreciation and amortization expense	102	71	231	404

2013
Processing and services revenue	$1,902	$2,143	$(10)	$4,035
Product revenue	650	166	(37)	779

Total revenue	2,552	2,309	(47)	4,814
Operating income	702	745	(386)	1,061
Total assets	5,985	3,220	308	9,513
Capital expenditures	131	87	18	236
Depreciation and amortization expense	93	71	239	403

2012
Processing and services revenue	$1,788	$1,887	$(12)	$3,663
Product revenue	655	153	(35)	773

Total revenue	2,443	2,040	(47)	4,436
Operating income	657	652	(261)	1,048
Total assets	6,109	2,094	294	8,497
Capital expenditures	107	76	10	193
Depreciation and amortization expense	97	73	180	350

Revenue to clients outside the United States comprised approximately 6% of total revenue in 2014 and 7% in each of 2013 and 2012.

11. Subsidiary Guarantors of Long-Term Debt

Certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally, guarantee the Company’s indebtedness under its senior notes. Under the indentures governing the senior notes, a guarantee of a Guarantor Subsidiary will terminate upon the following customary circumstances: the sale of such Guarantor Subsidiary if such sale complies with the indenture; if such Guarantor Subsidiary no longer guarantees certain other indebtedness of the Company, including as a result of the release of the Guarantor Subsidiaries if Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. increase the Company’s credit rating to A- and A3, respectively; or the defeasance or discharge of the indenture. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (i) the Company; (ii) the Guarantor Subsidiaries on a combined basis; and (iii) the Company’s non-guarantor subsidiaries on a combined basis. The following condensed consolidating financial information for 2013 and 2012 reflects the reporting of Club Solutions as a discontinued operation. Certain intercompany amounts reported in the prior periods within the condensed consolidating balance sheet and condensed consolidating statements of cash flows have been reclassified to conform to the current period presentation and are not considered to be material by the Company.

Condensed Consolidating Statement of Income and Comprehensive Income

Year ended December 31, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$3,077	$1,318	$(176)	$4,219
Product	-	810	108	(71)	847

Total revenue	-	3,887	1,426	(247)	5,066

Expenses:
Cost of processing and services	-	1,587	753	(176)	2,164
Cost of product	-	681	107	(71)	717
Selling, general and administrative	95	657	223	-	975

Total expenses	95	2,925	1,083	(247)	3,856

Operating income (loss)	(95)	962	343	-	1,210
Interest expense, net	(130)	(25)	(8)	-	(163)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(225)	937	335	-	1,047
Income tax (provision) benefit	109	(373)	(120)	-	(384)
Income from investment in unconsolidated affiliate	-	91	-	-	91
Equity in earnings of consolidated affiliates	870	-	-	(870)	-

Income from continuing operations	754	655	215	(870)	754
Income (loss) from discontinued operations, net of income taxes	-	-	-	-	-

Net income	$754	$655	$215	$(870)	$754

Comprehensive income	$751	$655	$204	$(859)	$751

Condensed Consolidating Statement of Income and Comprehensive Income

Year ended December 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,919	$1,281	$(165)	$4,035
Product	-	734	109	(64)	779

Total revenue	-	3,653	1,390	(229)	4,814

Expenses:
Cost of processing and services	-	1,481	765	(165)	2,081
Cost of product	-	667	92	(64)	695
Selling, general and administrative	110	632	235	-	977

Total expenses	110	2,780	1,092	(229)	3,753

Operating income (loss)	(110)	873	298	-	1,061
Interest expense, net	(129)	(20)	(14)	-	(163)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(239)	853	284	-	898
Income tax (provision) benefit	102	(327)	(103)	-	(328)
Income from investment in unconsolidated affiliate	-	80	-	-	80
Equity in earnings of consolidated affiliates	787	-	-	(787)	-

Income from continuing operations	650	606	181	(787)	650
Loss from discontinued operations, net of income taxes	(2)	-	-	-	(2)

Net income	$648	$606	$181	$(787)	$648

Comprehensive income	$648	$606	$173	$(779)	$648

Condensed Consolidating Statement of Income and Comprehensive Income

Year ended December 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$-	$2,596	$1,226	$(159)	$3,663
Product	-	717	114	(58)	773

Total revenue	-	3,313	1,340	(217)	4,436

Expenses:
Cost of processing and services	-	1,385	710	(159)	1,936
Cost of product	-	615	71	(58)	628
Selling, general and administrative	104	499	221	-	824

Total expenses	104	2,499	1,002	(217)	3,388

Operating income (loss)	(104)	814	338	-	1,048
Interest expense, net	(104)	(57)	(6)	-	(167)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(208)	757	332	-	881
Income tax (provision) benefit	103	(280)	(123)	-	(300)
Income from investment in unconsolidated affiliate	-	11	-	-	11
Equity in earnings of consolidated affiliates	697	-	-	(697)	-

Income from continuing operations	592	488	209	(697)	592
Income from discontinued operations, net of income taxes	19	5	-	(5)	19

Net income	$611	$493	$209	$(702)	$611

Comprehensive income	$629	$493	$213	$(706)	$629

Condensed Consolidating Balance Sheet

December 31, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$21	$80	$193	$-	$294
Trade accounts receivable, net	-	510	288	-	798
Deferred income taxes	40	-	2	-	42
Prepaid expenses and other current assets	8	209	135	-	352

Total current assets	69	799	618	-	1,486
Due from consolidated affiliates	-	2,467	670	(3,137)	-
Investments in consolidated affiliates	10,987	-	-	(10,987)	-
Intangible assets, net	23	1,734	246	-	2,003
Goodwill	-	4,154	1,055	-	5,209
Other long-term assets	36	496	107	-	639

Total assets	$11,115	$9,650	$2,696	$(14,124)	$9,337

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$119	$586	$200	$-	$905
Current maturities of long-term debt	90	2	-	-	92
Deferred revenue	-	285	204	-	489

Total current liabilities	209	873	404	-	1,486
Long-term debt	3,707	4	-	-	3,711
Due to consolidated affiliates	3,137	-	-	(3,137)	-
Other long-term liabilities	767	31	47	-	845

Total liabilities	7,820	908	451	(3,137)	6,042

Total shareholders’ equity	3,295	8,742	2,245	(10,987)	3,295

Total liabilities and shareholders’ equity	$11,115	$9,650	$2,696	$(14,124)	$9,337

Condensed Consolidating Balance Sheet

December 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$139	$76	$185	$-	$400
Trade accounts receivable, net	-	465	286	-	751
Deferred income taxes	54	-	1	-	55
Prepaid expenses and other current assets	27	195	144	-	366

Total current assets	220	736	616	-	1,572
Due from consolidated affiliates	-	1,683	425	(2,108)	-
Investments in consolidated affiliates	10,122	-	-	(10,122)	-
Intangible assets, net	22	1,866	254	-	2,142
Goodwill	-	4,150	1,066	-	5,216
Other long-term assets	33	448	102	-	583

Total assets	$10,397	$8,883	$2,463	$(12,230)	$9,513

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$87	$463	$206	$-	$756
Current maturities of long-term debt	90	2	-	-	92
Deferred revenue	-	292	192	-	484

Total current liabilities	177	757	398	-	1,332
Long-term debt	3,754	2	-	-	3,756
Due to consolidated affiliates	2,108	-	-	(2,108)	-
Other long-term liabilities	773	25	42	-	840

Total liabilities	6,812	784	440	(2,108)	5,928

Total shareholders’ equity	3,585	8,099	2,023	(10,122)	3,585

Total liabilities and shareholders’ equity	$10,397	$8,883	$2,463	$(12,230)	$9,513

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(34)	$1,029	$312	$-	$1,307

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(205)	(84)	-	(292)
Net proceeds from investments	-	-	7	-	7
Other investing activities	(13)	(856)	(240)	1,108	(1)

Net cash used in investing activities from continuing operations	(16)	(1,061)	(317)	1,108	(286)

Cash flows from financing activities:
Debt proceeds	604	-	-	-	604
Debt repayments	(653)	-	-	-	(653)
Issuance of treasury stock	53	-	-	-	53
Purchases of treasury stock	(1,148)	-	-	-	(1,148)
Other financing activities	1,077	36	13	(1,108)	18

Net cash (used in) provided by financing activities from continuing operations	(67)	36	13	(1,108)	(1,126)

Net change in cash and cash equivalents from continuing operations	(117)	4	8	-	(105)
Net cash flows to discontinued operations	(1)	-	-	-	(1)
Beginning balance	139	76	185	-	400

Ending balance	$21	$80	$193	$-	$294

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2013

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(61)	$842	$258	$-	$1,039

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(3)	(169)	(64)	-	(236)
Payments for acquisitions of businesses, net of cash acquired	(55)	25	-	-	(30)
Dividend from unconsolidated affiliate	-	116	-	-	116
Net proceeds from investments	-	2	2	-	4
Other investing activities	(2)	(839)	(204)	1,043	(2)

Net cash used in investing activities from continuing operations	(60)	(865)	(266)	1,043	(148)

Cash flows from financing activities:
Debt proceeds	2,252	-	-	-	2,252
Debt repayments	(2,589)	(1)	-	-	(2,590)
Issuance of treasury stock	49	-	-	-	49
Purchases of treasury stock	(578)	-	-	-	(578)
Other financing activities	1,050	1	(14)	(1,043)	(6)

Net cash (used in) provided by financing activities from continuing operations	184	-	(14)	(1,043)	(873)

Net change in cash and cash equivalents from continuing operations	63	(23)	(22)	-	18
Net cash flows from (to) discontinued operations	(9)	33	-	-	24
Beginning balance	85	66	207	-	358

Ending balance	$139	$76	$185	$-	$400

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2012

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(168)	$722	$272	$-	$826

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(4)	(142)	(47)	-	(193)
Dividend from unconsolidated affiliate	-	32	-	-	32
Net proceeds from investments	-	2	26	-	28
Other investing activities	(2)	(621)	(197)	817	(3)

Net cash used in investing activities from continuing operations	(6)	(729)	(218)	817	(136)

Cash flows from financing activities:
Debt proceeds	1,469	-	-	-	1,469
Debt repayments	(1,592)	(6)	(44)	-	(1,642)
Issuance of treasury stock	96	-	-	-	96
Purchases of treasury stock	(634)	-	-	-	(634)
Other financing activities	817	1	4	(817)	5

Net cash (used in) provided by financing activities from continuing operations	156	(5)	(40)	(817)	(706)

Net change in cash and cash equivalents from continuing operations	(18)	(12)	14	-	(16)
Net cash flows from discontinued operations	30	7	-	-	37
Beginning balance	73	71	193	-	337

Ending balance	$85	$66	$207	$-	$358

12. Quarterly Financial Data (unaudited)

Quarterly financial data for 2014 and 2013 was as follows:

(In millions, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Total revenue	$1,234	$1,253	$1,263	$1,316	$5,066
Cost of processing and services	541	532	537	554	2,164
Cost of product	180	171	168	198	717
Selling, general and administrative expenses	242	243	243	247	975
Total expenses	963	946	948	999	3,856
Operating income	271	307	315	317	1,210
Income from continuing operations	168	166	239	181	754
Net income	168	166	239	181	754
Comprehensive income	174	171	231	175	751
Net income per share - continuing operations: (1)
Basic	$0.66	$0.66	$0.96	$0.75	$3.04
Diluted	$0.65	$0.65	$0.95	$0.73	$2.99

2013
Total revenue	$1,152	$1,198	$1,201	$1,263	$4,814
Cost of processing and services	522	523	520	516	2,081
Cost of product	190	157	164	184	695
Selling, general and administrative expenses	229	245	237	266	977
Total expenses	941	925	921	966	3,753
Operating income	211	273	280	297	1,061
Income from continuing operations	117	152	161	220	650
Net income	117	151	159	221	648
Comprehensive income	115	146	163	224	648
Net income per share - continuing operations: (1)
Basic	$0.44	$0.57	$0.62	$0.85	$2.48
Diluted	$0.43	$0.57	$0.61	$0.84	$2.44

(1)	Net income per share in each period is calculated using actual, unrounded amounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiserv, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 20, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, whether any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended December 31, 2014, we completed the implementation of a billing module within our SAP enterprise resource planning (“ERP”) system, which further integrated our systems and improved the overall efficiency of our billing and collection processes. We implemented this module in phases over the past several years, which we believe reduced implementation risk. The design and documentation of our internal control processes and procedures related to billing have been appropriately modified to supplement previously existing internal controls over financial reporting. As with any new technology, this module, and the internal controls over financial reporting included in the related processes, have been tested for effectiveness prior to and concurrent with the implementation. We believe the implementation of the billing module within our ERP system has further strengthened the related internal controls due to enhanced automation and integration of processes.

Based on the evaluation we conducted, our management has concluded that there have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fiserv, Inc.:

We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 20, 2015

Item 9B.	Other Information

On February 19, 2015, our executive officers executed amendments to all of their outstanding equity award agreements (the “Amendments”). The Amendments contain a revised definition of retirement and provide that, following a qualified retirement, all unvested restricted stock units and stock options held by an executive officer will continue to vest on the original vesting schedule associated with the award as if the executive officer had not ceased to be an employee and all vested stock options will remain exercisable until the earlier of five years following retirement or the original expiration date of the stock option. In addition, on February 18, 2015, stock options and restricted stock units were granted to our executive officers using new forms of equity award agreements that contain retirement terms that are substantially similar to the modified terms in the Amendments (the “Revised Award Agreements”). We are unable to quantify the amounts payable to our executive officers as a result of the Amendments and Revised Award Agreements because it will depend on the value of our common stock price at the time of vesting or exercise. The foregoing descriptions of the Amendments and the Revised Award Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Amendments and Revised Award Agreements filed herewith as Exhibits 10.10, 10.11, 10.14 and 10.15 and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” “Corporate Governance – Nominations of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014.

Our board of directors has adopted a Code of Conduct that applies to all of our directors and employees, including our chief executive officer, chief financial officer, corporate controller and other persons performing similar functions. We have posted a copy of our Code of Conduct on the “About Fiserv – For Investors – Corporate Governance” section of our website at www.fiserv.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “About Fiserv – For Investors” section of our website at www.fiserv.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in our definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014, is incorporated by reference herein.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2014.

	(a)	(b)	(c)

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our shareholders (1)	9,873,793 (2)	$32.69	21,557,178 (3)

Equity compensation plans not approved by our shareholders	N/A	N/A	N/A

Total	9,873,793	$32.69	21,557,178

(1)	Columns (a) and (c) of the table above do not include 1,861,704 unvested restricted stock units outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan or 6,390,840 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares, (ii) 1% of the shares of our common stock outstanding on such date or (iii) a lesser amount determined by our board of directors.

(2)	Consists of options outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan and the Fiserv, Inc. Stock Option and Restricted Stock Plan.

(3)	Reflects the number of shares available for future issuance under the Fiserv, Inc. 2007 Omnibus Incentive Plan. No additional awards may be granted under the Fiserv, Inc. Stock Option and Restricted Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance – Director Independence,” and “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth under the captions “Independent Registered Public Accounting Firm and Fees” and “Audit Committee Pre-Approval Policy” in our definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2015.

FISERV, INC.

By:	/s/ Jeffery W. Yabuki
Jeffery W. Yabuki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2015.

Name	Capacity

/s/ Daniel P. Kearney Daniel P. Kearney	Chairman of the Board

/s/ Jeffery W. Yabuki Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas J. Hirsch Thomas J. Hirsch	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Alison Davis Alison Davis	Director

/s/ Christopher M. Flink Christopher M. Flink	Director

/s/ Dennis F. Lynch Dennis F. Lynch	Director

/s/ Denis J. O’Leary Denis J. O’Leary	Director

/s/ Glenn M. Renwick Glenn M. Renwick	Director

/s/ Kim M. Robak Kim M. Robak	Director

/s/ Doyle R. Simons Doyle R. Simons	Director

/s/ Thomas C. Wertheimer Thomas C. Wertheimer	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Amended and Restated Credit Agreement, dated as of August 1, 2012, among Fiserv, Inc. and the financial institutions parties thereto (3)
4.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2013, among Fiserv, Inc. and the financial institutions party thereto (4)
4.3	Loan Agreement, dated as of October 25, 2013, among Fiserv, Inc. and the financial institutions party thereto (4)
4.4	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (5)
4.5	Second Supplemental Indenture, dated as of November 20, 2007, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (6)
4.6	Fifth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)
4.7	Sixth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)
4.8	Seventh Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)
4.9	Eighth Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)
4.10	Tenth Supplemental Indenture, dated as of September 25, 2012, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (9)
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.
10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (10)*
10.2	Fiserv, Inc. Amended and Restated 2007 Omnibus Incentive Plan (10)*
Fiserv, Inc. Stock Option and Restricted Stock Plan Forms of Award Agreements
10.3	– Form of Non-Qualified Stock Option Agreement for Outside Directors (11)*
10.4	– Form of Employee Non-Qualified Stock Option Agreement for Employee Directors (11)*
10.5	– Form of Employee Non-Qualified Stock Option Agreement for Senior Management (12)*
10.6	– Form of Amendment No. 1 to Stock Option Agreement (13)*
10.7	– Form of Amendment No. 2 to Stock Option Agreement for Senior Management (see Exhibit 10.14 below)*
Fiserv, Inc. Amended and Restated 2007 Omnibus Incentive Plan Forms of Award Agreements
10.8	– Form of Restricted Stock Unit Agreement (Non-Employee Director) (14) *
10.9	– Form of Restricted Stock Unit Agreement (Employee) (14) *

Exhibit Number	Exhibit Description
10.10	– Form of Amendment to Restricted Stock Unit Agreement (Employee – Executive Officer)*
10.11	– Form of Restricted Stock Unit Agreement (Executive Officer)*
10.12	– Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (14)*
10.13	– Form of Stock Option Agreement (Employee) (14) *
10.14	– Form of Amendment to Stock Option Agreement (Employee – Executive Officer)*
10.15	– Form of Stock Option Agreement (Executive Officer)*
10.16	– Form of Non-Qualified Stock Option Agreement (Special Equity Award 2008) (15)*
10.17	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (16)*
10.18	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 26, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (17)*
10.19	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 30, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (18)*
10.20	Amended and Restated Key Executive Employment and Severance Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (16)*
10.21	Employee Non-Qualified Stock Option Agreement, dated December 1, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (19)*
10.22	Employee Non-Qualified Stock Option Agreement, dated December 1, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (19)*
10.23	Form of Amended and Restated Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Mark Ernst, Kevin Gregoire, Rahul Gupta, Thomas Hirsch, Lynn McCreary, Kevin Schultz, Steven Tait and Byron Vielehr (16)*
10.24	Employment Agreement, dated January 3, 2011, between Fiserv, Inc. and Mark A. Ernst (20)*
10.25	Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Rahul Gupta (14)*
10.26	Employment Agreement, dated October 27, 2009, between Fiserv, Inc. and Steven Tait (21)*
10.27	Amendment No. 1 to Employment Agreement, dated December 11, 2009, between Fiserv, Inc. and Steven Tait (21)*
10.28	Employment Agreement, dated February 23, 2010, between Fiserv, Inc. and Lynn S. McCreary (22)*
10.29	Amendment No. 1 to Employment Agreement, dated July 1, 2013, between Fiserv, Inc. and Lynn S. McCreary (22)*
10.30	Employment Agreement, dated November 7, 2013, between Fiserv, Inc. and Byron Vielehr (10)*
10.31	Employment Agreement, dated May 21, 2014, between Fiserv, Inc. and Kevin P. Gregoire (23)*
10.32	Letter Agreement, dated October 22, 2014, between Fiserv, Inc. and Kevin Schultz*
10.33	Form of Non-Employee Director Indemnity Agreement (15)
10.34	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (15)*

Exhibit Number	Exhibit Description
10.35	Non-Employee Director Compensation Schedule (24)*
21.1	Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Filed with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2013, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2012, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 2, 2012, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2013, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-147309) filed on November 13, 2007, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 20, 2007, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 21, 2010, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 14, 2011, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 25, 2012, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2014, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2004, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2006, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2012, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2009, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2009, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 7, 2005, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 27, 2011, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 26, 2010, and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2013, and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2014, and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2013, and incorporated herein by reference.