Form 10-Q
period 2015-03-31
FISERV INC
filed 2015-05-06
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 236,788,515 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fiserv, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Processing and services	$1,067	$1,027
Product	208	207

Total revenue	1,275	1,234

Expenses:
Cost of processing and services	542	541
Cost of product	181	180
Selling, general and administrative	238	242

Total expenses	961	963

Operating income	314	271
Interest expense	(41)	(41)
Interest and investment income	1	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	274	230
Income tax provision	(96)	(66)
Income from investment in unconsolidated affiliate	—	4

Income from continuing operations	178	168
Income (loss) from discontinued operations, net of income taxes	—	—

Net income	$178	$168

Net income (loss) per share - basic:
Continuing operations	$0.75	$0.66
Discontinued operations	—	—

Total	$0.75	$0.66

Net income (loss) per share - diluted:
Continuing operations	$0.73	$0.65
Discontinued operations	—	—

Total	$0.73	$0.65

Shares used in computing net income (loss) per share:
Basic	238.8	254.4
Diluted	243.0	258.6

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$178	$168
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax provision of $1 million	—	2
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million in each period	2	2
Foreign currency translation	(10)	2

Total other comprehensive (loss) income	(8)	6

Comprehensive income	$170	$174

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$296	$294
Trade accounts receivable, net	765	798
Deferred income taxes	39	42
Prepaid expenses and other current assets	398	352

Total current assets	1,498	1,486
Property and equipment, net	338	317
Intangible assets, net	1,974	2,003
Goodwill	5,204	5,209
Other long-term assets	321	322

Total assets	$9,335	$9,337

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$936	$905
Current maturities of long-term debt	95	92
Deferred revenue	470	489

Total current liabilities	1,501	1,486
Long-term debt	3,757	3,711
Deferred income taxes	720	716
Other long-term liabilities	139	129

Total liabilities	6,117	6,042

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	896	897
Accumulated other comprehensive loss	(71)	(63)
Retained earnings	7,530	7,352
Treasury stock, at cost, 158.0 million and 155.4 million shares	(5,141)	(4,895)

Total shareholders’ equity	3,218	3,295

Total liabilities and shareholders’ equity	$9,335	$9,337

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$178	$168
Adjustment for discontinued operations	—	—
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	53	48
Amortization of acquisition-related intangible assets	49	52
Share-based compensation	18	15
Deferred income taxes	4	1
Income from investment in unconsolidated affiliate	—	(4)
Other non-cash items	(1)	(9)
Changes in assets and liabilities:
Trade accounts receivable	34	(1)
Prepaid expenses and other assets	(17)	(3)
Accounts payable and other liabilities	47	44
Deferred revenue	(19)	(19)

Net cash provided by operating activities from continuing operations	346	292

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(90)	(70)

Net cash used in investing activities from continuing operations	(90)	(70)

Cash flows from financing activities:
Debt proceeds	430	62
Debt repayments	(381)	(62)
Proceeds from issuance of treasury stock	28	12
Purchases of treasury stock, including employee shares withheld for tax obligations	(331)	(335)
Other financing activities	—	8

Net cash used in financing activities from continuing operations	(254)	(315)

Net change in cash and cash equivalents from continuing operations	2	(93)
Net cash flows from (to) discontinued operations	—	—
Beginning balance	294	400

Ending balance	$296	$307

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the three-month periods ended March 31, 2015 and 2014 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs; therefore, the amortization of such costs shall continue to be reported as interest expense. ASU 2015-03 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permissible for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis to all prior periods. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 clarifies how to determine whether equity holders as a group have power to direct the activities that most significantly affect the legal entity’s economic performance and could affect whether it is a variable interest entity. ASU 2015-02 will be effective for annual periods beginning after December 15, 2015; early adoption is allowed, including in any interim period. The Company is currently assessing the impact that the adoption of ASU 2015-02 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to clarify the principles of recognizing revenue and to create common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model involves a five-step process for achieving that core principle, along with comprehensive disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will be effective for annual and interim periods after December 15, 2016; early application is not permitted. In April 2015, the FASB issued a proposed ASU to defer for one year the effective date of the new revenue standard and to permit entities to early adopt the standard as of the original effective date in ASU 2014-09. Comments on the proposed ASU are due by May 29, 2015. Entities have the option of using either a full retrospective or a modified approach to adopt this new guidance. The Company is currently assessing the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.0 billion at March 31, 2015 and $3.9 billion at December 31, 2014 and was estimated using quoted prices in inactive markets (level 2 of the fair value hierarchy) or using discounted cash flows based on the Company’s current incremental borrowing rates (level 3 of the fair value hierarchy).

4.	Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $21 million at both March 31, 2015 and December 31, 2014, and was reported within other long-term assets in the consolidated balance sheets. To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference is generally amortized over the lives of the related assets and included in the Company’s share of equity in earnings of the unconsolidated affiliate.

5.	Share-Based Compensation

The Company recognized $18 million and $15 million of share-based compensation expense during the three months ended March 31, 2015 and 2014, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the three months ended March 31, 2015, the Company granted 1.1 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $25.41 and $78.98, respectively. During the three months ended March 31, 2014, the Company granted 1.3 million stock options and 0.4 million restricted stock units at weighted-average estimated fair values of $18.77 and $56.98, respectively. During the three months ended March 31, 2015 and 2014, stock options to purchase 1.4 million and 0.5 million shares, respectively, were exercised.

6.	Shares Used in Computing Net Income Per Share

The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
(In millions)	2015	2014

Weighted-average common shares outstanding used for the calculation of net income per share - basic	238.8	254.4
Common stock equivalents	4.2	4.2

Weighted-average common shares outstanding used for the calculation of net income per share - diluted	243.0	258.6

For the three months ended March 31, 2015 and 2014, stock options for 0.6 million and 0.7 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

7.	Intangible Assets

Intangible assets consisted of the following:

(In millions)	Gross Carrying	Accumulated	Net Book
March 31, 2015	Amount	Amortization	Value

Customer related intangible assets	$2,155	$828	$1,327
Acquired software and technology	493	372	121
Trade names	120	48	72
Capitalized software development costs	560	218	342
Purchased software	253	141	112

Total	$3,581	$1,607	$1,974

(In millions)	Gross Carrying	Accumulated	Net Book
December 31, 2014	Amount	Amortization	Value

Customer related intangible assets	$2,155	$797	$1,358
Acquired software and technology	493	356	137
Trade names	120	46	74
Capitalized software development costs	574	240	334
Purchased software	234	134	100

Total	$3,576	$1,573	$2,003

The Company estimates that annual amortization expense with respect to acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $190 million in 2015, $150 million in 2016, $140 million in each of 2017 and 2018, and $130 million in 2019. Annual amortization expense in 2015 with respect to capitalized and purchased software is estimated to approximate $115 million.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(In millions)	March 31, 2015	December 31, 2014

Trade accounts payable	$56	$61
Client deposits	278	261
Settlement obligations	208	176
Accrued compensation and benefits	110	192
Other accrued expenses	284	215

Total	$936	$905

9.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total

Balance at December 31, 2014	$(41)	$(20)	$(2)	$(63)

Other comprehensive loss before reclassifications	—	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2

Net current-period other comprehensive (loss) income	2	(10)	—	(8)

Balance at March 31, 2015	$(39)	$(30)	$(2)	$(71)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total

Balance at December 31, 2013	$(49)	$(9)	$(2)	$(60)

Other comprehensive income before reclassifications	2	2	—	4
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2

Net current-period other comprehensive income	4	2	—	6

Balance at March 31, 2014	$(45)	$(7)	$(2)	$(54)

Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2015, the Company estimates that it will recognize approximately $14 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of March 31, 2015, the notional amount of these derivatives was approximately $62 million, and the fair value was nominal. As of December 31, 2014, the notional amount of these derivatives was approximately $73 million, and the fair value totaling approximately $1 million was recorded within current accrued expenses in the consolidated balance sheet.

10.	Cash Flow Information

Supplemental cash flow information was as follows:

	Three Months Ended March 31,
(In millions)	2015	2014

Interest paid	$4	$4
Income taxes paid from continuing operations	13	12
Treasury stock purchases settled after the balance sheet date	12	25

11.	Business Segment Information

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

(In millions)	Payments	Financial	Corporate and Other	Total

Three Months Ended March 31, 2015
Processing and services revenue	$516	$552	$(1)	$1,067
Product revenue	180	41	(13)	208

Total revenue	$696	$593	$(14)	$1,275

Operating income	$191	$204	$(81)	$314

Three Months Ended March 31, 2014
Processing and services revenue	$491	$539	$(3)	$1,027
Product revenue	182	36	(11)	207

Total revenue	$673	$575	$(14)	$1,234

Operating income	$180	$185	$(94)	$271

As of both March 31, 2015 and December 31, 2014, goodwill was $3.4 billion and $1.8 billion in the Payments and Financial segments, respectively.

12.	Subsequent Event

On April 30, 2015, the Company entered into an amended and restated revolving credit agreement that restated its existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from October 2018 to April 2020. The amended and restated credit agreement also provided that the Company’s subsidiaries that were guaranteeing its obligations under the revolving credit facility were released from their respective guarantees. Borrowings under the amended revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on the Company’s long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements. The amended revolving credit facility contains various restrictions and covenants that are substantially similar to those under the Company’s previously existing credit agreement. On April 30, 2015, the Company also entered into an amendment to its term loan facility to conform certain of its terms to those in the amended and restated credit agreement, including providing that its subsidiaries that were guaranteeing its obligations under the term loan facility were released from their respective guarantees. In addition, on April 30, 2015, the Company provided notice to the trustee under the indenture and supplemental indentures governing its outstanding senior notes that the subsidiary guarantors of the outstanding senior notes were automatically released from all of their obligations under the supplemental indentures and their respective guarantees.

13.	Subsidiary Guarantors of Long-Term Debt

As of March 31, 2015, certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally, guaranteed the Company’s indebtedness under its senior notes. The following condensed consolidating financial information is presented on the equity method and reflects summarized financial information for: (i) the Company; (ii) the Guarantor Subsidiaries on a combined basis; and (iii) the Company’s non-guarantor subsidiaries on a combined basis. Certain intercompany amounts reported in the prior period within the condensed consolidating statement of cash flows have been reclassified to conform to the current period presentation and are not considered to be material by the Company. On April 30, 2015, the Company provided notice to the trustee under the indenture and supplemental indentures governing its outstanding senior notes that the Guarantor Subsidiaries of the outstanding senior notes were automatically released from all of their obligations under the supplemental indentures and their respective guarantees of the Company’s senior notes. See Note 12 for more information.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended March 31, 2015

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$795	$316	$(44)	$1,067
Product	—	205	25	(22)	208

Total revenue	—	1,000	341	(66)	1,275

Expenses:
Cost of processing and services	—	398	188	(44)	542
Cost of product	—	178	25	(22)	181
Selling, general and administrative	19	161	58	—	238

Total expenses	19	737	271	(66)	961

Operating income (loss)	(19)	263	70	—	314
Interest expense	(35)	(5)	—	—	(40)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(54)	258	70	—	274
Income tax (provision) benefit	23	(94)	(25)	—	(96)
Income from investment in unconsolidated affiliate	—	—	—	—	—
Equity in earnings of consolidated affiliates	209	—	—	(209)	—

Income from continuing operations	178	164	45	(209)	178
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income	$178	$164	$45	$(209)	$178

Comprehensive income	$170	$164	$35	$(199)	$170

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended March 31, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Processing and services	$—	$755	$315	$(43)	$1,027
Product	—	205	21	(19)	207

Total revenue	—	960	336	(62)	1,234

Expenses:
Cost of processing and services	—	396	188	(43)	541
Cost of product	—	174	25	(19)	180
Selling, general and administrative	20	165	57	—	242

Total expenses	20	735	270	(62)	963

Operating income (loss)	(20)	225	66	—	271
Interest expense	(32)	(7)	(2)	—	(41)

Income (loss) from continuing operations before income taxes and income from investment in unconsolidated affiliate	(52)	218	64	—	230
Income tax (provision) benefit	37	(80)	(23)	—	(66)
Income from investment in unconsolidated affiliate	—	4	—	—	4
Equity in earnings of consolidated affiliates	183	—	—	(183)	—

Income from continuing operations	168	142	41	(183)	168
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income	$168	$142	$41	$(183)	$168

Comprehensive income	$174	$142	$43	$(185)	$174

Condensed Consolidating Balance Sheet

March 31, 2015

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$25	$71	$200	$—	$296
Trade accounts receivable, net	—	503	262	—	765
Prepaid expenses and other current assets	47	232	158	—	437

Total current assets	72	806	620	—	1,498
Due from consolidated affiliates	—	2,559	723	(3,282)	—
Investments in consolidated affiliates	11,157	—	—	(11,157)	—
Intangible assets, net	22	1,715	237	—	1,974
Goodwill	—	4,154	1,050	—	5,204
Other long-term assets	34	522	103	—	659

Total assets	$11,285	$9,756	$2,733	$(14,439)	$9,335

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$175	$571	$190	$—	$936
Current maturities of long-term debt	90	5	—	—	95
Deferred revenue	—	273	197	—	470

Total current liabilities	265	849	387	—	1,501
Long-term debt	3,750	7	—	—	3,757
Due to consolidated affiliates	3,282	—	—	(3,282)	—
Other long-term liabilities	770	43	46	—	859

Total liabilities	8,067	899	433	(3,282)	6,117

Total shareholders’ equity	3,218	8,857	2,300	(11,157)	3,218

Total liabilities and shareholders’ equity	$11,285	$9,756	$2,733	$(14,439)	$9,335

Condensed Consolidating Balance Sheet

December 31, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$21	$80	$193	$—	$294
Trade accounts receivable, net	—	510	288	—	798
Prepaid expenses and other current assets	48	209	137	—	394

Total current assets	69	799	618	—	1,486
Due from consolidated affiliates	—	2,467	670	(3,137)	—
Investments in consolidated affiliates	10,987	—	—	(10,987)	—
Intangible assets, net	23	1,734	246	—	2,003
Goodwill	—	4,154	1,055	—	5,209
Other long-term assets	36	496	107	—	639

Total assets	$11,115	$9,650	$2,696	$(14,124)	$9,337

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$119	$586	$200	$—	$905
Current maturities of long-term debt	90	2	—	—	92
Deferred revenue	—	285	204	—	489

Total current liabilities	209	873	404	—	1,486
Long-term debt	3,707	4	—	—	3,711
Due to consolidated affiliates	3,137	—	—	(3,137)	—
Other long-term liabilities	767	31	47	—	845

Total liabilities	7,820	908	451	(3,137)	6,042

Total shareholders’ equity	3,295	8,742	2,245	(10,987)	3,295

Total liabilities and shareholders’ equity	$11,115	$9,650	$2,696	$(14,124)	$9,337

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$88	$190	$68	$—	$346

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	—	(71)	(19)	—	(90)
Other investing activities	—	(133)	(42)	175	—

Net cash used in investing activities from continuing operations	—	(204)	(61)	175	(90)

Cash flows from financing activities:
Debt proceeds	422	8	—	—	430
Debt repayments	(378)	(3)	—	—	(381)
Proceeds from issuance of treasury stock	28	—	—	—	28
Purchases of treasury stock, including employee shares withheld for tax obligations	(331)	—	—	—	(331)
Other financing activities	175	—	—	(175)	—

Net cash (used in) provided by financing activities from continuing operations	(84)	5	—	(175)	(254)

Net change in cash and cash equivalents from continuing operations	4	(9)	7	—	2
Net cash flows from (to) discontinued operations	—	—	—	—	—
Beginning balance	21	80	193	—	294

Ending balance	$25	$71	$200	$—	$296

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$59	$166	$67	$—	$292

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(2)	(48)	(20)	—	(70)
Other investing activities	—	(103)	(46)	149	—

Net cash used in investing activities from continuing operations	(2)	(151)	(66)	149	(70)

Cash flows from financing activities:
Debt proceeds	62	—	—	—	62
Debt repayments	(62)	—	—	—	(62)
Proceeds from issuance of treasury stock	12	—	—	—	12
Purchases of treasury stock, including employee shares withheld for tax obligations	(335)	—	—	—	(335)
Other financing activities	157	—	—	(149)	8

Net cash used in financing activities from continuing operations	(166)	—	—	(149)	(315)

Net change in cash and cash equivalents from continuing operations	(109)	15	1	—	(93)
Net cash flows from (to) discontinued operations	—	—	—	—	—
Beginning balance	139	76	185	—	400

Ending balance	$30	$91	$186	$—	$307

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: pricing and other actions by competitors; the capacity of our technology to keep pace with a rapidly evolving marketplace; the impact of market and economic conditions on the financial services industry; the impact of a security breach or operational failure on our business; the effect of legislative and regulatory actions in the United States and internationally; our ability to comply with government regulations; our ability to successfully identify, complete and integrate acquisitions; the impact of our strategic initiatives; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•	Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2015 to the comparable period in 2014.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2015.

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

This increased focus on digital channels by both financial institutions and their customers, as well as the growing volume and types of payment transactions in the marketplace, have increased the data and transaction processing needs of financial institutions. We expect that financial institutions will continue to invest significant capital and human resources to process transactions, manage information and offer innovative new services to their customers in this rapidly evolving and competitive environment. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology to outsourced solutions as they seek to remain current on technology changes amidst an evolving marketplace. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments, and we anticipate that demand for products that facilitate customer interaction with financial institutions, including electronic transactions through digital channels, will continue to increase, which we expect to create revenue opportunities for us. Based on these market conditions, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth. Furthermore, we believe that the integration of our products and services creates a compelling value proposition for our clients.

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

	Three Months Ended March 31,
			Percentage of Revenue (1)		Increase (Decrease)
(In millions)	2015	2014	2015	2014	$	%

Revenue:
Processing and services	$1,067	$1,027	83.7%	83.2%	$40	4%
Product	208	207	16.3%	16.8%	1	—

Total revenue	1,275	1,234	100.0%	100.0%	41	3%

Expenses:
Cost of processing and services	542	541	50.8%	52.7%	1	—
Cost of product	181	180	87.0%	87.0%	1	1%

Sub-total	723	721	56.7%	58.4%	2	—
Selling, general and administrative	238	242	18.7%	19.6%	(4)	(2%)

Total expenses	961	963	75.4%	78.1%	(2)	—

Operating income	314	271	24.6%	21.9%	43	16%
Interest expense	(41)	(41)	(3.2%)	(3.3%)	—	—
Interest and investment income	1	—	0.1%	—	1	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$274	$230	21.5%	18.6%	$44	19%

(1)	Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Payments	Financial	Corporate and Other	Total

Total revenue:
2015	$696	$593	$(14)	$1,275
2014	673	575	(14)	1,234

Revenue growth	$23	$18	$—	$41
Revenue growth percentage	3%	3%		3%

Operating income:
2015	$191	$204	$(81)	$314
2014	180	185	(94)	271

Operating income growth	$11	$19	$13	$43
Operating income growth percentage	6%	10%		16%

Operating margin:
2015	27.5%	34.3%		24.6%
2014	26.8%	32.1%		21.9%

Operating margin growth (1)	0.7%	2.2%		2.7%

(1)	Represents the percentage point growth or decline in operating margin.

Total Revenue

Total revenue increased $41 million, or 3%, in the first quarter of 2015 compared to 2014, with revenue growth of 3% in each of our Payments and Financial segments.

Revenue in our Payments segment increased $23 million, or 3%, in the first quarter of 2015 compared to 2014. Payments segment revenue growth during 2015 was driven by our recurring revenue businesses as processing and services revenue increased $25 million, or 5%, over the prior year period. This growth was primarily due to new clients and increased transaction volumes from existing clients in our card services business, as well as in our digital channels business, which includes our online and mobile banking solutions.

Revenue in our Financial segment increased $18 million, or 3%, in the first quarter of 2015 compared to 2014. Increased processing and services revenue in our account processing and lending businesses favorably impacted segment revenue growth in the first quarter of 2015 over the prior year period.

Total Expenses

Total expenses were generally consistent in the first quarter of 2015 compared to 2014, decreasing slightly by $2 million.

Cost of processing and services as a percentage of processing and services revenue decreased to 50.8% in the first quarter of 2015 compared to 52.7% in the first quarter of 2014. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by increased operating leverage in our recurring revenue businesses, as well as by operating efficiency initiatives across the company that have lowered our overall cost structure.

Cost of product expenses increased $1 million, or 1%, in the first quarter of 2015 compared to 2014. Cost of product as a percentage of product revenue was consistent at 87.0% in the first quarter of both 2015 and 2014.

Selling, general and administrative expenses as a percentage of total revenue was 18.7% in the first quarter of 2015 compared to 19.6% in the first quarter of 2014. The decrease in selling, general and administrative expense as a percentage of total revenue in 2015 was largely due to lower employee severance expenses.

Operating Income and Operating Margin

Total operating income increased $43 million, or 16%, and total operating margin increased 270 basis points to 24.6% in the first quarter of 2015 compared to the first quarter of 2014. Operating income and operating margin were positively impacted in 2015 by scale efficiencies and operational effectiveness initiatives, along with lower employee severance expenses in our Corporate and Other segment.

Operating income in our Payments segment increased $11 million, or 6%, in the first quarter of 2015 compared to 2014, and operating margin increased 70 basis points to 27.5%. The increases in operating income and margin in 2015 were primarily due to revenue growth and scale efficiencies in our card services and digital channels businesses, partially offset by increased expenses associated with additional investments in our biller and output solutions businesses.

Operating income in our Financial segment increased $19 million, or 10%, and operating margin increased 220 basis points to 34.3% in the first quarter of 2015 compared to 2014. Operating income and operating margin in 2015 were positively impacted by revenue growth and scale efficiencies in our account processing and lending businesses, along with operational effectiveness initiatives.

Interest Expense

Interest expense was $41 million in the first quarter of both 2015 and 2014 as average outstanding debt and variable interest rates remained generally consistent.

Income Tax Provision

Our effective income tax rate for continuing operations was 35.1% and 28.5% in the first quarter of 2015 and 2014, respectively. The lower effective tax rate in the first quarter of 2014 was primarily attributed to the favorable resolution of certain tax matters. We anticipate that our full year effective tax rate will be approximately 35% in 2015.

Income from Investment in Unconsolidated Affiliate

Our share of the income of StoneRiver Group, L.P. (“StoneRiver”), a joint venture in which we own a 49% interest, decreased by $4 million in the first quarter of 2015 compared to the first quarter of 2014. The decrease in income in 2015 was primarily due to our share of a gain on the sale of a subsidiary business at StoneRiver in the first quarter of 2014. Additionally, the income contribution from StoneRiver has declined as StoneRiver monetizes its business portfolio.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.73 in the first quarter of 2015 and $0.65 in the first quarter of 2014. Amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.13 per share in the first quarter of both 2015 and 2014.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $296 million at March 31, 2015 and available borrowings under our revolving credit facility. The following table presents our operating cash flow and capital expenditure amounts for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2015	2014	$	%

Net income from continuing operations	$178	$168	$10
Depreciation and amortization	102	100	2
Share-based compensation	18	15	3
Deferred income taxes	4	1	3
Income from investment in unconsolidated affiliate	—	(4)	4
Net changes in working capital and other	44	12	32

Operating cash flow	$346	$292	$54	18%

Capital expenditures	$90	$70	$20	29%

Our net cash provided by operating activities, or operating cash flow, was $346 million in the first quarter of 2015, an increase of 18% compared with $292 million in 2014. This increase in the first quarter of 2015 was primarily due to increased earnings and favorable working capital changes. Working capital was favorably impacted in 2015 by a decrease in accounts receivable.

Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures were approximately 7% and 5% of our total revenue in the first quarter of 2015 and 2014, respectively. Capital expenditures in 2015 include approximately $10 million related to our Atlanta facility consolidation plan, which is offset by a landlord reimbursement included in net changes in working capital and other.

During the first quarter of 2015, we purchased $290 million of our common stock. As of March 31, 2015, we had approximately 16.0 million shares remaining under our current share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

(In millions)	March 31, 2015	December 31, 2014

Term loan	$810	$810
Revolving credit facility	85	42
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	600	600
6.8% senior notes due 2017	500	500
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	698	697
Other borrowings	11	6

Total debt (including current maturities)	$3,852	$3,803

At March 31, 2015, our debt consisted primarily of $2.95 billion of senior notes and $810 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first three months of 2015, we were in compliance with all financial debt covenants.

Variable Rate Debt

We maintain a term loan and a $2.0 billion revolving credit agreement with a syndicate of banks. Both the term loan and outstanding borrowings under the revolving credit facility bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. As of March 31, 2015, the variable interest rate on the term loan borrowings was 1.43% and the weighted average variable interest rate on the revolving credit facility was 1.28%. Scheduled principal payments on the term loan of $90 million commenced on December 31, 2014 and are due on the last business day of December of each year, with the remaining principal balance of $540 million due at maturity in October 2018. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility. The term loan and revolving credit facility contain various, substantially similar restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. At March 31, 2015 and December 31, 2014, our $300 million, 3.125% senior notes due in October 2015 were classified in the consolidated balance sheets as long-term as we have the intent to refinance this debt on a long-term basis and the ability to do so under our revolving credit facility.

On April 30, 2015, we entered into an amended and restated revolving credit agreement that restated our existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from October 2018 to April 2020. The amended and restated credit agreement also provided that our subsidiaries that were guaranteeing our obligations under the revolving credit facility were released from their respective guarantees. Borrowings under the amended revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements. The amended revolving credit facility contains various restrictions and covenants that are substantially similar to those under our previously existing credit agreement. On April 30, 2015, we also entered into an amendment to our term loan facility to conform certain of its terms to those in the amended and restated credit agreement, including providing that our subsidiaries that were guaranteeing our obligations under the term loan facility were released from their respective guarantees. In addition, on April 30, 2015, we provided notice to the trustee under the indenture and supplemental indentures governing our outstanding senior notes that the subsidiary guarantors of the outstanding senior notes were automatically released from all of their obligations under the supplemental indentures and their respective guarantees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 and have not materially changed since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March  31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2015	1,710,000	$72.04	1,710,000	18,107,000
February 1-28, 2015	969,000	77.42	969,000	17,138,000
March 1-31, 2015	1,171,000	78.33	1,171,000	15,967,000

Total	3,850,000		3,850,000

(1)	On November 19, 2014, our board of directors authorized the purchase of up to 20.0 million shares of our common stock. This authorization does not expire.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: May 6, 2015	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Chief Financial Officer,
Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

4.1	Second Amended and Restated Credit Agreement, dated as of April 30, 2015, among Fiserv, Inc. and the financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed May 5, 2015).

4.2	Amendment No. 1 to Loan Agreement, dated as of April 30, 2015, among Fiserv, Inc. and the financial institutions party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed May 5, 2015).

31.1	Certification of the Chief Executive Officer, dated May 6, 2015

31.2	Certification of the Chief Financial Officer, dated May 6, 2015

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated May 6, 2015

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.