Form 10-Q
period 2015-06-30
FISERV INC
filed 2015-07-30
CIK 798354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

As of July 23, 2015, there were 234,577,658 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fiserv, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Processing and services	$1,109	$1,051	$2,176	$2,078
Product	189	202	397	409

Total revenue	1,298	1,253	2,573	2,487

Expenses:
Cost of processing and services	542	532	1,084	1,073
Cost of product	168	171	349	351
Selling, general and administrative	262	243	500	485

Total expenses	972	946	1,933	1,909

Operating income	326	307	640	578
Interest expense	(49)	(41)	(90)	(82)
Interest and investment income	—	1	1	1
Loss on early debt extinguishment	(85)	—	(85)	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	192	267	466	497
Income tax provision	(66)	(101)	(162)	(167)
Income from investment in unconsolidated affiliate	1	—	1	4

Income from continuing operations	127	166	305	334
Income (loss) from discontinued operations, net of income taxes	—	—	—	—

Net income	$127	$166	$305	$334

Net income per share – basic:
Continuing operations	$0.54	$0.66	$1.28	$1.33
Discontinued operations	—	—	—	—

Total	$0.54	$0.66	$1.28	$1.33

Net income per share – diluted:
Continuing operations	$0.53	$0.65	$1.26	$1.31
Discontinued operations	—	—	—	—

Total	$0.53	$0.65	$1.26	$1.30

Shares used in computing net income per share:
Basic	236.5	249.3	237.6	251.9
Diluted	240.4	253.4	241.7	256.0

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$127	$166	$305	$334
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income tax provision of $1 million	—	—	—	2
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $3 million, $1 million, $4 million and $2 million	5	2	7	4
Foreign currency translation	—	3	(10)	5

Total other comprehensive income (loss)	5	5	(3)	11

Comprehensive income	$132	$171	$302	$345

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$530	$294
Trade accounts receivable, net	746	798
Deferred income taxes	40	42
Prepaid expenses and other current assets	398	352

Total current assets	1,714	1,486
Property and equipment, net	382	317
Intangible assets, net	1,940	2,003
Goodwill	5,204	5,209
Other long-term assets	348	322

Total assets	$9,588	$9,337

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$898	$905
Current maturities of long-term debt	5	92
Deferred revenue	433	489

Total current liabilities	1,336	1,486
Long-term debt	4,231	3,711
Deferred income taxes	712	716
Other long-term liabilities	166	129

Total liabilities	6,445	6,042

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	920	897
Accumulated other comprehensive loss	(66)	(63)
Retained earnings	7,657	7,352
Treasury stock, at cost, 160.5 million and 155.4 million shares	(5,372)	(4,895)

Total shareholders’ equity	3,143	3,295

Total liabilities and shareholders’ equity	$9,588	$9,337

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$305	$334
Adjustment for discontinued operations	—	—
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	107	96
Amortization of acquisition-related intangible assets	99	103
Share-based compensation	36	27
Excess tax benefits from share-based awards	(29)	(12)
Deferred income taxes	(9)	(27)
Income from investment in unconsolidated affiliate	(1)	(4)
Loss on early debt extinguishment	85	—
Dividends from unconsolidated affiliate	—	45
Other operating activities	1	—
Changes in assets and liabilities:
Trade accounts receivable	53	25
Prepaid expenses and other assets	(40)	(24)
Accounts payable and other liabilities	38	46
Deferred revenue	(45)	(40)

Net cash provided by operating activities from continuing operations	600	569

Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(203)	(150)
Other investing activities	—	1

Net cash used in investing activities from continuing operations	(203)	(149)

Cash flows from financing activities:
Debt proceeds	2,392	544
Debt repayments, including redemption and other costs	(2,055)	(544)
Proceeds from issuance of treasury stock	47	26
Purchases of treasury stock, including employee shares withheld for tax obligations	(574)	(528)
Excess tax benefits from share-based awards	29	12
Other financing activities	—	(1)

Net cash used in financing activities from continuing operations	(161)	(491)

Net change in cash and cash equivalents from continuing operations	236	(71)
Net cash flows from (to) discontinued operations	—	—
Beginning balance	294	400

Ending balance	$530	$329

See accompanying notes to consolidated financial statements.

Fiserv, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three-month and six-month periods ended June 30, 2015 and 2014 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to clarify the principles of recognizing revenue and to create common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model involves a five-step process for achieving that core principle, along with comprehensive disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date of the new revenue standard for one year and will permit early adoption as of the original effective date in ASU 2014-09. For public entities, the standard will be effective for annual and interim periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt this new guidance. The Company is currently assessing the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.3 billion at June 30, 2015 and $3.9 billion at December 31, 2014 and was estimated using quoted prices in inactive markets (level 2 of the fair value hierarchy) or using discounted cash flows based on the Company’s current incremental borrowing rates (level 3 of the fair value hierarchy).

4. Investment in Unconsolidated Affiliate

The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $22 million and $21 million at June 30, 2015 and December 31, 2014, respectively, and was reported within other long-term assets in the consolidated balance sheets. To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference is generally amortized over the lives of the related assets and included in the Company’s share of equity in earnings of the unconsolidated affiliate. During the second quarter of 2014, the Company received a $45 million cash dividend from StoneRiver, funded from a capital transaction. The entire dividend represented a return on the Company’s investment and was reported as cash flows from operating activities.

5. Share-Based Compensation

The Company recognized $18 million and $36 million of share-based compensation expense during the three and six months ended June 30, 2015, respectively, and $12 million and $27 million of share-based compensation expense during the three and six months ended June 30, 2014, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2015, the Company granted 1.1 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $25.43 and $79.06, respectively. During the six months ended June 30, 2014, the Company granted 1.3 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $18.80 and $57.08, respectively. During the six months ended June 30, 2015 and 2014, stock options to purchase 1.7 million and 0.8 million shares, respectively, were exercised.

6. Shares Used in Computing Net Income Per Share

The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Weighted-average common shares outstanding used for the calculation of net income per share – basic	236.5	249.3	237.6	251.9
Common stock equivalents	3.9	4.1	4.1	4.1

Weighted-average common shares outstanding used for the calculation of net income per share – diluted	240.4	253.4	241.7	256.0

For the three months ended June 30, 2015 and 2014, stock options for 1.1 million and 1.4 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the six months ended June 30, 2015 and 2014, stock options for 0.8 million and 1.1 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

7. Intangible Assets

Intangible assets consisted of the following:

(In millions)	Gross Carrying	Accumulated	Net Book
June 30, 2015	Amount	Amortization	Value
Customer related intangible assets	$2,155	$860	$1,295
Acquired software and technology	493	388	105
Trade names	120	50	70
Capitalized software development costs	557	199	358
Purchased software	259	147	112

Total	$3,584	$1,644	$1,940

(In millions)	Gross Carrying	Accumulated	Net Book
December 31, 2014	Amount	Amortization	Value
Customer related intangible assets	$2,155	$797	$1,358
Acquired software and technology	493	356	137
Trade names	120	46	74
Capitalized software development costs	574	240	334
Purchased software	234	134	100

Total	$3,576	$1,573	$2,003

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

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
Trade accounts payable	$77	$61
Client deposits	302	261
Settlement obligations	191	176
Accrued compensation and benefits	133	192
Other accrued expenses	195	215

Total	$898	$905

9. Long-Term Debt

In April 2015, the Company entered into an amended and restated revolving credit agreement that restated its existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from October 2018 to April 2020. The amended and restated credit agreement also provided that the Company’s subsidiaries that were guaranteeing its obligations under the revolving credit facility were released from their respective guarantees. Borrowings under the amended revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on the Company’s long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements. The amended revolving credit facility contains various restrictions and covenants that are substantially similar to those under the Company’s previously existing credit agreement. In April 2015, the Company also entered into an amendment to its term loan facility to conform certain of its terms to those in the amended and restated credit agreement, including providing that its subsidiaries that were guaranteeing its obligations under the term loan facility were released from their respective guarantees. In addition, in April 2015, the Company provided notice to the trustee under the indenture and supplemental indentures governing its outstanding senior notes that the subsidiary guarantors of the outstanding senior notes were automatically released from all of their obligations under the supplemental indentures and their respective guarantees.

In May 2015, the Company completed an offering of $1.75 billion of senior notes comprised of $850 million aggregate principal amount of 2.7% senior notes due in June 2020 and $900 million aggregate principal amount of 3.85% senior notes due in June 2025. The notes pay interest semi-annually on June 1 and December 1, commencing on December 1, 2015. The interest rate applicable to these notes is subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company used the net proceeds from this offering to redeem its $600 million aggregate principal amount of 3.125% senior notes due in June 2016 and $500 million aggregate principal amount of 6.8% senior notes due in November 2017. The Company recorded a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with this redemption. In addition, the Company paid scheduled December 2015 and December 2016 principal payments on the term loan totaling $180 million and repaid outstanding borrowings under the amended and restated revolving credit facility.

At June 30, 2015 and December 31, 2014, the Company’s $300 million aggregate principal amount of 3.125% senior notes due in October 2015 were classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its amended and restated revolving credit facility.

10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2014	$(41)	$(20)	$(2)	$(63)
Other comprehensive loss before reclassifications	—	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	7	—	—	7

Net current-period other comprehensive (loss) income	7	(10)	—	(3)

Balance at June 30, 2015	$(34)	$(30)	$(2)	$(66)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2013	$(49)	$(9)	$(2)	$(60)
Other comprehensive income before reclassifications	2	5	—	7
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4

Net current-period other comprehensive income	6	5	—	11

Balance at June 30, 2014	$(43)	$(4)	$(2)	$(49)

Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2015, the Company estimates that it will recognize approximately $12 million in interest expense during the next twelve months related to settled interest rate hedge contracts.

The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of June 30, 2015, the notional amount of these derivatives was approximately $57 million, and the fair value was nominal. As of December 31, 2014, the notional amount of these derivatives was approximately $73 million, and the fair value totaling approximately $1 million was recorded within current accrued expenses in the consolidated balance sheet.

11. Cash Flow Information

Supplemental cash flow information was as follows:

	Six Months Ended June 30,
(In millions)	2015	2014
Interest paid	$75	$72
Income taxes paid from continuing operations	150	137
Treasury stock purchases settled after the balance sheet date	15	—

12. Business Segment Information

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

(In millions)	Payments	Financial	Corporate and Other	Total

Three Months Ended June 30, 2015
Processing and services revenue	$540	$570	$(1)	$1,109
Product revenue	161	38	(10)	189

Total revenue	$701	$608	$(11)	$1,298

Operating income	$208	$209	$(91)	$326

Three Months Ended June 30, 2014
Processing and services revenue	$501	$551	$(1)	$1,051
Product revenue	168	44	(10)	202

Total revenue	$669	$595	$(11)	$1,253

Operating income	$185	$203	$(81)	$307

Six Months Ended June 30, 2015
Processing and services revenue	$1,056	$1,122	$(2)	$2,176
Product revenue	341	79	(23)	397

Total revenue	$1,397	$1,201	$(25)	$2,573

Operating income	$399	$413	$(172)	$640

Six Months Ended June 30, 2014
Processing and services revenue	$992	$1,090	$(4)	$2,078
Product revenue	350	80	(21)	409

Total revenue	$1,342	$1,170	$(25)	$2,487

Operating income	$365	$388	$(175)	$578

As of both June 30, 2015 and December 31, 2014, goodwill was $3.4 billion and $1.8 billion in the Payments and Financial segments, respectively.

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

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section contains background information on our company and the services and products that we provide, our enterprise priorities and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•	Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2015 to the comparable period in 2014.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2015.

Overview

Company Background

We are a leading global provider of financial services technology. We provide account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. We serve approximately 13,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, and merchants. The majority of our revenue is generated from recurring account- and transaction-based fees under contracts that generally have terms of three to five years and high renewal rates. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature.

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

	Three Months Ended June 30,
	2015	2014	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2015	2014	$	%
Revenue:
Processing and services	$1,109	$1,051	85.4%	83.9%	$58	6%
Product	189	202	14.6%	16.1%	(13)	(6%)

Total revenue	1,298	1,253	100.0%	100.0%	45	4%

Expenses:
Cost of processing and services	542	532	48.9%	50.6%	10	2%
Cost of product	168	171	88.9%	84.7%	(3)	(2%)

Sub-total	710	703	54.7%	56.1%	7	1%
Selling, general and administrative	262	243	20.2%	19.4%	19	8%

Total expenses	972	946	74.9%	75.5%	26	3%

Operating income	326	307	25.1%	24.5%	19	6%
Interest expense	(49)	(41)	(3.8%)	(3.3%)	8	20%
Interest and investment income	—	1	—	0.1%	(1)	(100%)
Loss on early debt extinguishment	(85)	—	(6.5%)	—	85	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$192	$267	14.8%	21.3%	$(75)	(28%)

	Six Months Ended June 30,
	2015	2014	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2015	2014	$	%
Revenue:
Processing and services	$2,176	$2,078	84.6%	83.6%	$98	5%
Product	397	409	15.4%	16.4%	(12)	(3%)

Total revenue	2,573	2,487	100.0%	100.0%	86	3%

Expenses:
Cost of processing and services	1,084	1,073	49.8%	51.6%	11	1%
Cost of product	349	351	87.9%	85.8%	(2)	(1%)

Sub-total	1,433	1,424	55.7%	57.3%	9	1%
Selling, general and administrative	500	485	19.4%	19.5%	15	3%

Total expenses	1,933	1,909	75.1%	76.8%	24	1%

Operating income	640	578	24.9%	23.2%	62	11%
Interest expense	(90)	(82)	(3.5%)	(3.3%)	8	10%
Interest and investment income	1	1	—	—	—	—
Loss on early debt extinguishment	(85)	—	(3.3%)	—	85	—

Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$466	$497	18.1%	20.0%	$(31)	(6%)

(1)	Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total

Total revenue:
2015	$701	$608	$(11)	$1,298
2014	669	595	(11)	1,253

Revenue growth	$32	$13	$—	$45
Revenue growth percentage	5%	2%		4%

Operating income:
2015	$208	$209	$(91)	$326
2014	185	203	(81)	307

Operating income growth	$23	$6	$(10)	$19
Operating income growth percentage	12%	3%		6%

Operating margin:
2015	29.7%	34.5%		25.1%
2014	27.7%	34.1%		24.5%

Operating margin growth (1)	200 bps	40 bps		60 bps

	Six Months Ended June 30,
(In millions)	Payments	Financial	Corporate and Other	Total

Total revenue:
2015	$1,397	$1,201	$(25)	$2,573
2014	1,342	1,170	(25)	2,487

Revenue growth	$55	$31	$—	$86
Revenue growth percentage	4%	3%		3%

Operating income:
2015	$399	$413	$(172)	$640
2014	365	388	(175)	578

Operating income growth	$34	$25	$3	$62
Operating income growth percentage	9%	6%		11%

Operating margin:
2015	28.6%	34.4%		24.9%
2014	27.2%	33.1%		23.2%

Operating margin growth (1)	140 bps	130 bps		170 bps

(1)	Represents the basis point growth or decline in operating margin.

Total Revenue

Total revenue increased $45 million, or 4%, in the second quarter of 2015 compared to 2014 and increased $86 million, or 3%, in the first six months of 2015 compared to 2014, driven by both our Payments and Financial segments. Foreign currency fluctuations negatively impacted overall revenue growth by approximately 50 basis points in both the second quarter and first six months of 2015.

Revenue in our Payments segment increased $32 million, or 5%, and $55 million, or 4%, during the second quarter and first six months of 2015, respectively, compared to 2014. Payments segment revenue growth was driven by our recurring revenue businesses as processing and services revenue increased $39 million, or 8%, and $64 million, or 6%, in the second quarter and first six months of 2015, respectively, over the prior year periods. This growth was primarily due to new clients and increased transaction volumes from existing clients in our card services, biller solutions and bill payment businesses, as well as in our digital channels business, which includes our online and mobile banking solutions.

Revenue in our Financial segment increased $13 million, or 2%, and $31 million, or 3%, during the second quarter and first six months of 2015, respectively, compared to 2014. Increased processing and services revenue in our account processing and lending businesses favorably impacted segment revenue growth in both the second quarter and first six months of 2015.

Total Expenses

Total expenses increased $26 million, or 3%, in the second quarter of 2015 and increased $24 million, or 1%, in the first six months of 2015 compared to the prior year periods. Total expenses as a percentage of total revenue decreased 60 basis points from 75.5% in the second quarter of 2014 to 74.9% in the second quarter of 2015 and decreased 170 basis points from 76.8% in the first six months of 2014 to 75.1% in the first six months of 2015.

Cost of processing and services as a percentage of processing and services revenue decreased to 48.9% in the second quarter of 2015 compared to 50.6% in the second quarter of 2014 and to 49.8% in the first six months of 2015 as compared to 51.6% in the first six months of 2014. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by increased operating leverage in our recurring revenue businesses, as well as by operating efficiency initiatives across the company that have lowered our overall cost structure.

Cost of product as a percentage of product revenue in the second quarter of 2015 increased to 88.9% from 84.7% in the second quarter of 2014 and to 87.9% in the first six months of 2015 from 85.8% in the first six months of 2014. Cost of product as a percentage of product revenue was negatively impacted in 2015 by increased expenses associated with additional investments in our output solutions business, along with a slight decline in higher-margin software license revenue during the second quarter, as compared to the prior year periods.

Selling, general and administrative expenses as a percentage of total revenue increased to 20.2% in the second quarter of 2015 compared to 19.4% in the second quarter of 2014, largely due to increased share-based compensation and incremental costs associated with data center and real estate consolidation activities. Selling, general and administrative expenses as a percentage of total revenue was generally consistent for the first six months of 2015 at 19.4% compared to 19.5% in 2014.

Operating Income and Operating Margin

Total operating income increased $19 million, or 6%, and $62 million, or 11%, during the second quarter and first six months of 2015, respectively, compared to 2014. Total operating margin increased 60 basis points to 25.1% in the second quarter of 2015 and 170 basis points to 24.9% in the first six months of 2015 compared to the same periods in 2014. Operating income and operating margin improvements in 2015 were driven by scale efficiencies and operational effectiveness initiatives.

Operating income in our Payments segment increased $23 million, or 12%, and $34 million, or 9%, in the second quarter and first six months of 2015, respectively, compared to 2014. Operating margin increased 200 basis points to 29.7% in the second quarter of 2015 and 140 basis points to 28.6% in the first six months of 2015, as compared to the prior year periods. The increases in operating income and margin in 2015 were primarily due to revenue growth and scale efficiencies in a number of our businesses, including card services, partially offset by increased expenses associated with additional investments in our biller and output solutions businesses.

Operating income in our Financial segment increased $6 million, or 3%, and $25 million, or 6%, in the second quarter and first six months of 2015, respectively, compared to 2014. Operating margin increased 40 basis points to 34.5% in the second quarter of 2015 and 130 basis points to 34.4% in the first six months of 2015, as compared to the prior year periods. Operating income and operating margin in 2015 were positively impacted by revenue growth and scale efficiencies in our account processing and lending businesses, along with operational effectiveness initiatives.

The operating loss in the Corporate and Other segment increased $10 million in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to increased severance expenses. For the first six months of 2015 and 2014, the operating loss in the Corporate and Other segment was relatively consistent, decreasing by $3 million.

Interest Expense

Interest expense increased $8 million in the second quarter and first six months of 2015, or 20% and 10%, respectively, compared to the same periods in 2014. The increase in 2015 was primarily due to the reclassification of unamortized losses on settled cash flow hedges to interest expense related to the early extinguishment of debt during the second quarter.

Loss on Early Debt Extinguishment

In May 2015, we redeemed our $600 million aggregate principal amount of 3.125% senior notes due in 2016 and $500 million aggregate principal amount of 6.8% senior notes due in 2017, which resulted in a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with the redemption.

Income Tax Provision

Our effective income tax rates for continuing operations were 34.4% and 34.8% in the second quarter and first six months of 2015, respectively, and were 37.7% and 33.5% in the second quarter and first six months of 2014, respectively. The lower effective tax rate in the first six months of 2014 was primarily attributed to the favorable resolution of certain tax matters.

Income from Investment in Unconsolidated Affiliate

Our share of the income of StoneRiver Group, L.P. (“StoneRiver”), a joint venture in which we own a 49% interest, decreased by $3 million in the first six months of 2015 compared to 2014. The 2015 decrease in income was primarily due to our share of a gain on the sale of a subsidiary business at StoneRiver in the first quarter of 2014. Additionally, the income contribution from StoneRiver has declined as StoneRiver continues to monetize its business portfolio.

Net Income Per Share – Diluted from Continuing Operations

Net income per share-diluted from continuing operations was $0.53 and $0.65 in the second quarter of 2015 and 2014, respectively, and was $1.26 and $1.31 in the first six months of 2015 and 2014, respectively. Amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.13 per share in both the second quarter of 2015 and 2014, and $0.26 per share in both the first six months of 2015 and 2014. In addition, net income per share-diluted was negatively impacted by debt extinguishment and refinancing costs of $0.25 per share in both the second quarter and first six months of 2015.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $530 million at June 30, 2015 and available borrowings under our revolving credit facility. The following table presents our operating cash flow and capital expenditure amounts for the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2015	2014	$	%
Net income from continuing operations	$305	$334	$(29)
Depreciation and amortization	206	199	7
Share-based compensation	36	27	9
Excess tax benefits from share-based awards	(29)	(12)	(17)
Deferred income taxes	(9)	(27)	18
Income from investment in unconsoliated affiliate	(1)	(4)	3
Loss on early debt extinguishment	85	—	85
Dividends from unconsolidated affiliate	—	45	(45)
Net changes in working capital and other	7	7	—

Operating cash flow	$600	$569	$31	5%

Capital expenditures	$203	$150	$53	35%

Our net cash provided by operating activities, or operating cash flow, was $600 million in the first six months of 2015, an increase of 5% compared with $569 million in 2014, which included a cash dividend of $45 million received from our StoneRiver joint venture, representing a return on our investment.

Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures were approximately 8% and 6% of our total revenue in the first six months of 2015 and 2014, respectively. Capital expenditures in 2015 include $43 million, consisting primarily of leasehold improvements associated with the construction of a new building related to our Atlanta facility consolidation, of which $24 million is offset by landlord reimbursements included in net changes in working capital and other.

During the first six months of 2015, we purchased $535 million of our common stock. As of June 30, 2015, we had approximately 12.9 million shares remaining under our current share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

(In millions)	June 30, 2015	December 31, 2014
Term loan	$630	$810
Revolving credit facility	—	42
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	—	600
6.8% senior notes due 2017	—	500
2.7% senior notes due 2020	849	—
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	698	697
3.85% senior notes due 2025	899	—
Other borrowings	12	6

Total debt (including current maturities)	$4,236	$3,803

At June 30, 2015, our debt consisted primarily of $3.6 billion of senior notes and $630 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first six months of 2015, we were in compliance with all financial debt covenants.

Revolving Credit Facility

In April 2015, we entered into an amended and restated revolving credit agreement that restated our existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from October 2018 to April 2020. The amended and restated credit agreement also provided that our subsidiaries that were guaranteeing our obligations under the revolving credit facility were released from their respective guarantees. Borrowings under the amended revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements. The amended revolving credit facility contains various restrictions and covenants that are substantially similar to those under our previously existing credit agreement and require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. As of June 30, 2015, there were no outstanding borrowings on the revolving credit facility.

Term Loan

We maintain a term loan with a syndicate of banks that matures in October 2018 and bears interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate on the term loan borrowings was 1.44% as of June 30, 2015. A remaining scheduled principal payment of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above. In April 2015, we entered into an amendment to our term loan facility to conform certain of its terms to those in the amended and restated credit agreement, including providing that our subsidiaries that were guaranteeing our obligations under the term loan facility were released from their respective guarantees.

Senior Notes

In April 2015, we provided notice to the trustee under the indenture and supplemental indentures governing our outstanding senior notes that the subsidiary guarantors of the outstanding senior notes were automatically released from all of their obligations under the supplemental indentures and their respective guarantees.

In May 2015, we completed an offering of $1.75 billion of senior notes comprised of $850 million aggregate principal amount of 2.7% senior notes due in June 2020 and $900 million aggregate principal amount of 3.85% senior notes due in June 2025. The notes pay interest semi-annually on June 1 and December 1, commencing on December 1, 2015. The interest rate applicable to these notes is subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (i) our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, (ii) our and certain of our subsidiaries’ ability to create or assume liens, and (iii) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions. We used the net proceeds from this offering to redeem our $600 million aggregated principal amount of 3.125% senior notes due in June 2016 and $500 million aggregate principal amount of 6.8% senior notes due in November 2017. We recorded a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with this redemption. In addition, we paid scheduled December 2015 and December 2016 principal payments on the term loan totaling $180 million and repaid outstanding borrowings under the amended and restated revolving credit facility. The remaining net proceeds from the offering are available for general corporate purposes.

At June 30, 2015 and December 31, 2014, our $300 million aggregate principal amount of 3.125% senior notes due in October 2015 were classified in the consolidated balance sheets as long-term as we have the intent to refinance this debt on a long-term basis and the ability to do so under our amended and restated revolving credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June  30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2015	1,080,000	$78.95	1,080,000	14,887,000
May 1-31, 2015	735,000	79.84	735,000	14,152,000
June 1-30, 2015	1,242,000	81.59	1,242,000	12,910,000

Total	3,057,000		3,057,000

(1)	On November 19, 2014, our board of directors authorized the purchase of up to 20.0 million shares of our common stock. This authorization does not expire.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: July 30, 2015	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

4.1	Second Amended and Restated Credit Agreement, dated as of April 30, 2015, among Fiserv, Inc. and the financial institutions party thereto. (1)

4.2	Amendment No. 1 to Loan Agreement, dated as of April 30, 2015, among Fiserv, Inc. and the financial institutions party thereto. (1)

4.3	Twelfth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association. (2)

4.4	Thirteenth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association. (2)

10.1	Non-Employee Director Compensation Schedule

10.2	Form of Restricted Stock Unit Agreement

10.3	Form of Stock Option Agreement

31.1	Certification of the Chief Executive Officer, dated July 30, 2015

31.2	Certification of the Chief Financial Officer, dated July 30, 2015

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated July 30, 2015

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 5, 2015 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 22, 2015 and incorporated herein by reference.