Form 10-Q
period 2015-09-30
FISERV INC
filed 2015-10-28
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2015, there were 228,538,696 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Processing and services	$1,125	$1,063	$3,301	$3,141
Product	188	200	585	609
Total revenue	1,313	1,263	3,886	3,750
Expenses:
Cost of processing and services	541	537	1,625	1,610
Cost of product	172	168	521	519
Selling, general and administrative	258	243	758	728
Total expenses	971	948	2,904	2,857
Operating income	342	315	982	893
Interest expense	(41)	(41)	(131)	(123)
Interest and investment income	—	—	1	1
Loss on early debt extinguishment	—	—	(85)	—
Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	301	274	767	771
Income tax provision	(117)	(120)	(279)	(287)
Income from investment in unconsolidated affiliate	34	85	35	89
Income from continuing operations	218	239	523	573
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Net income	$218	$239	$523	$573
Net income per share – basic:
Continuing operations	$0.94	$0.96	$2.22	$2.29
Discontinued operations	—	—	—	—
Total	$0.94	$0.96	$2.22	$2.29
Net income per share – diluted:
Continuing operations	$0.92	$0.95	$2.18	$2.25
Discontinued operations	—	—	—	—
Total	$0.92	$0.95	$2.18	$2.25
Shares used in computing net income per share:
Basic	232.9	247.6	236.0	250.5
Diluted	237.0	251.8	240.1	254.6
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$218	$239	$523	$573
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income tax provision (benefit) of $(1) million, $(1) million, $(1) million and $1 million	(1)	(1)	(1)	1
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million, $1 million, $6 million and $4 million	2	2	9	6
Foreign currency translation	(10)	(9)	(20)	(4)
Total other comprehensive income (loss)	(9)	(8)	(12)	3
Comprehensive income	$209	$231	$511	$576
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$309	$294
Trade accounts receivable, net	783	798
Deferred income taxes	37	42
Prepaid expenses and other current assets	402	352
Total current assets	1,531	1,486
Property and equipment, net	397	317
Intangible assets, net	1,906	2,003
Goodwill	5,201	5,209
Other long-term assets	352	322
Total assets	$9,387	$9,337
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,006	$905
Current maturities of long-term debt	5	92
Deferred revenue	400	489
Total current liabilities	1,411	1,486
Long-term debt	4,230	3,711
Deferred income taxes	720	716
Other long-term liabilities	157	129
Total liabilities	6,518	6,042
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	940	897
Accumulated other comprehensive loss	(75)	(63)
Retained earnings	7,875	7,352
Treasury stock, at cost, 166.2 million and 155.4 million shares	(5,875)	(4,895)
Total shareholders’ equity	2,869	3,295
Total liabilities and shareholders’ equity	$9,387	$9,337
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$523	$573
Adjustment for discontinued operations	—	—
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	163	147
Amortization of acquisition-related intangible assets	149	153
Share-based compensation	51	37
Excess tax benefits from share-based awards	(34)	(15)
Deferred income taxes	(2)	(11)
Income from investment in unconsolidated affiliate	(35)	(89)
Loss on early debt extinguishment	85	—
Dividends from unconsolidated affiliate	36	108
Other operating activities	7	—
Changes in assets and liabilities:
Trade accounts receivable	16	8
Prepaid expenses and other assets	(64)	(37)
Accounts payable and other liabilities	135	147
Deferred revenue	(75)	(61)
Net cash provided by operating activities from continuing operations	955	960
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(292)	(225)
Net proceeds from sale of investments	1	7
Other investing activities	(5)	(1)
Net cash used in investing activities from continuing operations	(296)	(219)
Cash flows from financing activities:
Debt proceeds	2,392	544
Debt repayments, including redemption and other costs	(2,058)	(544)
Proceeds from issuance of treasury stock	60	39
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,066)	(785)
Excess tax benefits from share-based awards	34	15
Other financing activities	(6)	—
Net cash used in financing activities from continuing operations	(644)	(731)
Net change in cash and cash equivalents from continuing operations	15	10
Net cash flows to discontinued operations	—	(1)
Beginning balance	294	400
Ending balance	$309	$409
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three-month and nine-month periods ended September 30, 2015 and 2014 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence but not control are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
2. Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement to restate prior period financial statements for measurement period adjustments related to a business combination. The standard requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 also requires companies to disclose the portion of the adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, either separately in the income statement or in the notes. For public entities, ASU 2015-16 will be effective prospectively for annual and interim periods after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs; therefore, the amortization of such costs will continue to be reported as interest expense. ASU 2015-03 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permissible for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis to all prior periods. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 clarifies how to determine whether equity holders as a group have power to direct the activities that most significantly affect the legal entity’s economic performance and could affect whether it is a variable interest entity. ASU 2015-02 will be effective for annual periods beginning after December 15, 2015; early adoption is allowed, including in any interim period. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.3 billion at September 30, 2015 and $3.9 billion at December 31, 2014 and was estimated using quoted prices in inactive markets (level 2 of the fair value hierarchy) or using discounted cash flows based on the Company’s current incremental borrowing rates (level 3 of the fair value hierarchy).
4. Investment in Unconsolidated Affiliate
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $20 million and $21 million at September 30, 2015 and December 31, 2014, respectively, and was reported within other long-term assets in the consolidated balance sheets. To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference is generally amortized over the lives of the related assets and included in the Company’s share of equity in earnings of the unconsolidated affiliate.
During each of the three months ended September 30, 2015 and 2014, StoneRiver recognized a gain on the sale of a subsidiary business. The Company's share of the gains and related expenses on these transactions of $32 million in 2015 and $85 million in 2014 was recorded within income from investment in unconsolidated affiliate, with the related tax expenses of $14 million and $32 million, respectively, recorded through the income tax provision, in the consolidated statements of income. The Company received cash dividends from StoneRiver, funded from capital transactions, of $36 million and $108 million, during the nine months ended September 30, 2015 and 2014, respectively, which were recorded as reductions in the Company's investment in StoneRiver. These dividends, in their entirety, represented returns on the Company's investment and were reported in cash flows from operating activities.
5. Share-Based Compensation
The Company recognized $15 million and $51 million of share-based compensation expense during the three and nine months ended September 30, 2015, respectively, and $10 million and $37 million of share-based compensation expense during the three and nine months ended September 30, 2014, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the nine months ended September 30, 2015, the Company granted 1.1 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $25.50 and $79.20, respectively. During the nine months ended September 30, 2014, the Company granted 1.3 million stock options and 0.5 million restricted stock units at weighted-average estimated fair values of $18.80 and $57.25, respectively. During the nine months ended September 30, 2015 and 2014, stock options to purchase 1.9 million and 1.1 million shares, respectively, were exercised.
6. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Weighted-average common shares outstanding used for the calculation of net income per share – basic	232.9	247.6	236.0	250.5
Common stock equivalents	4.1	4.2	4.1	4.1
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	237.0	251.8	240.1	254.6
For the three months ended September 30, 2015 and 2014, stock options for 1.0 million and 1.3 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the nine months ended September 30, 2015 and 2014, stock options for 0.9 million and 1.2 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.
7. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2015
Customer related intangible assets	$2,153	$889	$1,264
Acquired software and technology	493	405	88
Trade names	120	51	69
Capitalized software development costs	567	198	369
Purchased software	272	156	116
Total	$3,605	$1,699	$1,906

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2014
Customer related intangible assets	$2,155	$797	$1,358
Acquired software and technology	493	356	137
Trade names	120	46	74
Capitalized software development costs	574	240	334
Purchased software	234	134	100
Total	$3,576	$1,573	$2,003
The Company estimates that annual amortization expense with respect to acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $200 million in 2015, $150 million in 2016, $140 million in each of 2017 and 2018, and $130 million in 2019. Annual amortization expense in 2015 with respect to capitalized and purchased software is estimated to approximate $115 million.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	September 30, 2015	December 31, 2014
Trade accounts payable	$77	$61
Client deposits	299	261
Settlement obligations	183	176
Accrued compensation and benefits	158	192
Other accrued expenses	289	215
Total	$1,006	$905

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
At September 30, 2015 and December 31, 2014, the Company’s $300 million aggregate principal amount of 3.125% senior notes due in October 2015 were classified in the consolidated balance sheets as long-term as the Company had the intent to refinance this debt on a long-term basis and the ability to do so under its amended and restated revolving credit facility. In October 2015, the Company used available borrowings under the amended and restated revolving credit facility to repay the $300 million aggregate principal amount of 3.125% senior notes.
10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2014	$(41)	$(20)	$(2)	$(63)
Other comprehensive loss before reclassifications	(1)	(20)	—	(21)
Amounts reclassified from accumulated other comprehensive loss	9	—	—	9
Net current-period other comprehensive (loss) income	8	(20)	—	(12)
Balance at September 30, 2015	$(33)	$(40)	$(2)	$(75)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2013	$(49)	$(9)	$(2)	$(60)
Other comprehensive (loss) income before reclassifications	1	(4)	—	(3)
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive income (loss)	7	(4)	—	3
Balance at September 30, 2014	$(42)	$(13)	$(2)	$(57)
Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2015, the Company estimates that it will recognize approximately $12 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of September 30, 2015 and December 31, 2014, the notional amount of these derivatives was approximately $86 million and $73 million, respectively, and the fair value totaling approximately $1 million was recorded within current accrued expenses in the consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively.
11. Cash Flow Information
Supplemental cash flow information was as follows:

	Nine Months Ended September 30,
(In millions)	2015	2014
Interest paid	$78	$77
Income taxes paid from continuing operations	222	231
Treasury stock purchases settled after the balance sheet date	38	13
12. Business Segment Information
The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides debit and credit card processing and services, electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, and other electronic payments software and services. The businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended September 30, 2015
Processing and services revenue	$554	$572	$(1)	$1,125
Product revenue	160	40	(12)	188
Total revenue	$714	$612	$(13)	$1,313
Operating income	$217	$218	$(93)	$342
Three Months Ended September 30, 2014
Processing and services revenue	$520	$544	$(1)	$1,063
Product revenue	166	44	(10)	200
Total revenue	$686	$588	$(11)	$1,263
Operating income	$201	$193	$(79)	$315
Nine Months Ended September 30, 2015
Processing and services revenue	$1,610	$1,694	$(3)	$3,301
Product revenue	501	119	(35)	585
Total revenue	$2,111	$1,813	$(38)	$3,886
Operating income	$616	$631	$(265)	$982
Nine Months Ended September 30, 2014
Processing and services revenue	$1,512	$1,634	$(5)	$3,141
Product revenue	516	124	(31)	609
Total revenue	$2,028	$1,758	$(36)	$3,750
Operating income	$566	$581	$(254)	$893
As of both September 30, 2015 and December 31, 2014, goodwill was $3.4 billion and $1.8 billion in the Payments and Financial segments, respectively.

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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2015 to the comparable period in 2014.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of September 30, 2015.
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
Our operations are principally located in the United States and are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides debit and credit card processing and services, electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, and other electronic payments software and services. Our businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. The Corporate and Other segment primarily consists of unallocated corporate expenses, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

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

Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes.

	Three Months Ended September 30,
	2015	2014	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2015	2014	$	%
Revenue:
Processing and services	$1,125	$1,063	85.7%	84.2%	$62	6%
Product	188	200	14.3%	15.8%	(12)	(6)%
Total revenue	1,313	1,263	100.0%	100.0%	50	4%
Expenses:
Cost of processing and services	541	537	48.1%	50.5%	4	1%
Cost of product	172	168	91.5%	84.0%	4	2%
Sub-total	713	705	54.3%	55.8%	8	1%
Selling, general and administrative	258	243	19.6%	19.2%	15	6%
Total expenses	971	948	74.0%	75.1%	23	2%
Operating income	342	315	26.0%	24.9%	27	9%
Interest expense	(41)	(41)	(3.1)%	(3.2)%	—	—
Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$301	$274	22.9%	21.7%	$27	10%

	Nine Months Ended September 30,
	2015	2014	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2015	2014	$	%
Revenue:
Processing and services	$3,301	$3,141	84.9%	83.8%	$160	5%
Product	585	609	15.1%	16.2%	(24)	(4)%
Total revenue	3,886	3,750	100.0%	100.0%	136	4%
Expenses:
Cost of processing and services	1,625	1,610	49.2%	51.3%	15	1%
Cost of product	521	519	89.1%	85.2%	2	—
Sub-total	2,146	2,129	55.2%	56.8%	17	1%
Selling, general and administrative	758	728	19.5%	19.4%	30	4%
Total expenses	2,904	2,857	74.7%	76.2%	47	2%
Operating income	982	893	25.3%	23.8%	89	10%
Interest expense	(131)	(123)	(3.4)%	(3.3)%	(8)	7%
Interest and investment income	1	1	—	—	—	—
Loss on early debt extinguishment	(85)	—	(2.2)%	—	(85)	—
Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$767	$771	19.7%	20.6%	$(4)	(1)%
_____________________

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2015	$714	$612	$(13)	$1,313
2014	686	588	(11)	1,263
Revenue growth	$28	$24	$(2)	$50
Revenue growth percentage	4%	4%		4%
Operating income:
2015	$217	$218	$(93)	$342
2014	201	193	(79)	315
Operating income growth	$16	$25	$(14)	$27
Operating income growth percentage	8%	13%		9%
Operating margin:
2015	30.4%	35.6%		26.0%
2014	29.2%	32.8%		24.9%
Operating margin growth (1)	120 bps	280 bps		110 bps

	Nine Months Ended September 30,
(In millions)	Payments	Financial	Corporate and Other	Total
Total revenue:
2015	$2,111	$1,813	$(38)	$3,886
2014	2,028	1,758	(36)	3,750
Revenue growth	$83	$55	$(2)	$136
Revenue growth percentage	4%	3%		4%
Operating income:
2015	$616	$631	$(265)	$982
2014	566	581	(254)	893
Operating income growth	$50	$50	$(11)	$89
Operating income growth percentage	9%	9%		10%
Operating margin:
2015	29.2%	34.8%		25.3%
2014	27.9%	33.0%		23.8%
Operating margin growth (1)	130 bps	180 bps		150 bps
______________________

(1)	Represents the basis point growth or decline in operating margin.
Total Revenue
Total revenue increased $50 million, or 4%, in the third quarter of 2015 compared to 2014 and increased $136 million, or 4%, in the first nine months of 2015 compared to 2014, driven by both our Payments and Financial segments. Foreign currency fluctuations negatively impacted overall revenue growth by approximately 70 basis points in the third quarter and 50 basis points in the first nine months of 2015.
Revenue in our Payments segment increased $28 million, or 4%, and $83 million, or 4%, during the third quarter and first nine months of 2015, respectively, compared to 2014. Payments segment revenue growth was driven by our recurring revenue businesses as processing and services revenue increased $34 million, or 6%, and $98 million, or 6%, in the third quarter and first nine months of 2015, respectively, over the prior year periods. This growth was primarily due to new clients and increased transaction volumes from existing clients in our card services, biller solutions and bill payment businesses, as well as in our digital channels business, which includes our online and mobile banking solutions. Product revenue decreased $6 million, or 3%, and $15 million, or 3%, in the third quarter and first nine months of 2015, respectively, compared to the prior year periods. This decrease was primarily due to lower software license revenue, along with a decline in revenue in our output solutions business due to a higher level of card reissuances in the prior year.
Revenue in our Financial segment increased $24 million, or 4%, and $55 million, or 3%, during the third quarter and first nine months of 2015, respectively, compared to 2014. Increased processing and services revenue in our account processing and lending businesses, including higher contract termination fee revenue, favorably impacted segment revenue growth in both the third quarter and first nine months of 2015. Foreign currency fluctuations negatively impacted segment revenue growth by approximately 90 basis points in the third quarter and 70 basis points in the first nine months of 2015.
Total Expenses
Total expenses increased $23 million, or 2%, in the third quarter of 2015 and increased $47 million, or 2%, in the first nine months of 2015 compared to the prior year periods. Total expenses as a percentage of total revenue decreased 110 basis points from 75.1% in the third quarter of 2014 to 74.0% in the third quarter of 2015 and decreased 150 basis points from 76.2% in the first nine months of 2014 to 74.7% in the first nine months of 2015.
Cost of processing and services as a percentage of processing and services revenue decreased to 48.1% in the third quarter of 2015 compared to 50.5% in the third quarter of 2014 and to 49.2% in the first nine months of 2015 as compared to 51.3% in the first nine months of 2014. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by increased operating leverage in our recurring revenue businesses, as well as by operating efficiency initiatives across the company that have benefited our overall cost structure.
Cost of product as a percentage of product revenue in the third quarter of 2015 increased to 91.5% from 84.0% in the third quarter of 2014 and to 89.1% in the first nine months of 2015 from 85.2% in the first nine months of 2014. Cost of product as a percentage of product revenue was negatively impacted in 2015 by increased expenses associated with additional investments in our output solutions business, along with a decline in higher-margin software license revenue, as compared to the prior year periods.
Selling, general and administrative expenses as a percentage of total revenue increased to 19.6% in the third quarter of 2015 compared to 19.2% in the third quarter of 2014, largely due to increased share-based compensation and incremental costs associated with data center and real estate consolidation activities. Selling, general and administrative expenses as a percentage of total revenue was relatively consistent for the first nine months of 2015 at 19.5% compared to 19.4% in 2014.
Operating Income and Operating Margin
Total operating income increased $27 million, or 9%, and $89 million, or 10%, during the third quarter and first nine months of 2015, respectively, compared to 2014. Total operating margin increased 110 basis points to 26.0% in the third quarter of 2015 and increased 150 basis points to 25.3% in the first nine months of 2015 compared to the same periods in 2014. Operating income and operating margin improvements in 2015 were driven by scale efficiencies and operational effectiveness initiatives.
Operating income in our Payments segment increased $16 million, or 8%, and $50 million, or 9%, in the third quarter and first nine months of 2015, respectively, compared to 2014. Operating margin increased 120 basis points to 30.4% in the third quarter of 2015 and 130 basis points to 29.2% in the first nine months of 2015, as compared to the prior year periods. The increases in operating income and margin in 2015 were primarily due to revenue growth and scale efficiencies in a number of our businesses, including card services, partially offset by increased expenses associated with additional investments in our biller and output solutions businesses.
Operating income in our Financial segment increased $25 million, or 13%, and $50 million, or 9%, in the third quarter and first nine months of 2015, respectively, compared to 2014. Operating margin increased 280 basis points to 35.6% in the third quarter of 2015 and 180 basis points to 34.8% in the first nine months of 2015, as compared to the prior year periods. Operating income and operating margin in 2015 were positively impacted by revenue growth and scale efficiencies in our account processing and lending businesses, including higher contract termination fee revenue, along with operational effectiveness initiatives.
The operating loss in the Corporate and Other segment increased $14 million and $11 million in the third quarter and first nine months of 2015, respectively, compared to 2014 primarily due to increased merger, integration and other costs incurred in conjunction with the achievement of our operational effectiveness objectives, including incremental costs related to data center and real estate consolidation activities.
Interest Expense
Interest expense increased $8 million, or 7%, in the first nine months of 2015 compared to 2014 primarily due to the reclassification of unamortized losses on settled cash flow hedges to interest expense related to the early extinguishment of debt during the second quarter of 2015.
Loss on Early Debt Extinguishment
In May 2015, we redeemed our $600 million aggregate principal amount of 3.125% senior notes due in 2016 and $500 million aggregate principal amount of 6.8% senior notes due in 2017, which resulted in a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with the redemption.
Income Tax Provision
Our effective income tax rates for continuing operations were 38.7% and 36.3% in the third quarter and first nine months of 2015, respectively, and were 44.0% and 37.2% in the third quarter and first nine months of 2014, respectively. The lower effective tax rate in the third quarter and first nine months of 2015 was primarily due to the level of income tax expense associated with our share of the gains on the sales of subsidiary businesses in 2015 and 2014 by our unconsolidated affiliate, StoneRiver Group, L.P. (“StoneRiver"), a joint venture in which we own a 49% interest.
Income from Investment in Unconsolidated Affiliate
Our share of StoneRiver's net income decreased by $54 million in the first nine months of 2015 compared to 2014 primarily attributed to our share of the gains on the sales of subsidiary businesses at StoneRiver.
Net Income Per Share – Diluted from Continuing Operations
Net income per share-diluted from continuing operations was $0.92 and $0.95 in the third quarter of 2015 and 2014, respectively, and was $2.18 and $2.25 in the first nine months of 2015 and 2014, respectively. Net income per share-diluted from continuing operations was favorably impacted by our share of the gains on the sales of subsidiary businesses at StoneRiver by $0.08 per share and $0.21 per share in the third quarter of 2015 and 2014, respectively, and $0.08 per share and $0.20 per share in the first nine months of 2015 and 2014, respectively. Amortization of acquisition-related intangible assets reduced net income per share-diluted from continuing operations by $0.14 per share and $0.13 per share in the third quarter of 2015 and 2014, respectively, and $0.40 per share and $0.39 per share in the first nine months of 2015 and 2014, respectively. In addition, net income per share-diluted was negatively impacted by debt extinguishment and refinancing costs of $0.25 per share in the first nine months of 2015.
Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $309 million at September 30, 2015 and available borrowings under our revolving credit facility. The following table presents our operating cash flow and capital expenditure amounts for the nine months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2015	2014	$	%
Net income from continuing operations	$523	$573	$(50)
Depreciation and amortization	312	300	12
Share-based compensation	51	37	14
Excess tax benefits from share-based awards	(34)	(15)	(19)
Deferred income taxes	(2)	(11)	9
Income from investment in unconsolidated affiliate	(35)	(89)	54
Loss on early debt extinguishment	85	—	85
Dividends from unconsolidated affiliate	36	108	(72)
Net changes in working capital and other	19	57	(38)
Operating cash flow	$955	$960	$(5)	(1)%
Capital expenditures	$292	$225	$67	30%
Our net cash provided by operating activities, or operating cash flow, was $955 million in the first nine months of 2015, a decrease of 1% compared with $960 million in 2014. This decrease in the first nine months of 2015 was primarily due to a decrease in cash dividends received from our StoneRiver joint venture, representing returns on our investment, and unfavorable working capital changes including timing of prepaid expenses, offset by increased operating earnings.
Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures were approximately 8% and 6% of our total revenue in the first nine months of 2015 and 2014, respectively. Capital expenditures in 2015 include $62 million related to our Atlanta facility consolidation, consisting primarily of leasehold improvements associated with the construction of a new building, of which $25 million was offset by landlord reimbursements included in net changes in working capital and other.
During the first nine months of 2015 and 2014, we received cash dividends of $36 million and $108 million, respectively, from our StoneRiver joint venture. These dividends, in their entirety, represented returns on our investment and are reported in cash flows from operating activities. Additionally, we purchased $1.05 billion of our common stock during the first nine months of 2015. As of September 30, 2015, we had approximately 6.9 million shares remaining under our current share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Indebtedness

(In millions)	September 30, 2015	December 31, 2014
Term loan	$630	$810
Revolving credit facility	—	42
3.125% senior notes due 2015	300	300
3.125% senior notes due 2016	—	600
6.8% senior notes due 2017	—	500
2.7% senior notes due 2020	849	—
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	399
3.5% senior notes due 2022	698	697
3.85% senior notes due 2025	899	—
Other borrowings	11	6
Total debt (including current maturities)	$4,235	$3,803
At September 30, 2015, our debt consisted primarily of $3.6 billion of senior notes and $630 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first nine months of 2015, we were in compliance with all financial debt covenants.

Revolving Credit Facility
In April 2015, we entered into an amended and restated revolving credit agreement that restated our existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from October 2018 to April 2020. The amended and restated credit agreement also provided that our subsidiaries that were guaranteeing our obligations under the revolving credit facility were released from their respective guarantees. Borrowings under the amended revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements. The amended revolving credit facility contains various restrictions and covenants that are substantially similar to those under our previously existing credit agreement and require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. As of September 30, 2015, there were no outstanding borrowings on the revolving credit facility.
Term Loan
We maintain a term loan with a syndicate of banks that matures in October 2018 and bears interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate on the term loan borrowings was 1.44% as of September 30, 2015. A remaining scheduled principal payment of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above. In April 2015, we entered into an amendment to our term loan facility to conform certain of its terms to those in the amended and restated credit agreement, including providing that our subsidiaries that were guaranteeing our obligations under the term loan facility were released from their respective guarantees.
Senior Notes
In April 2015, we provided notice to the trustee under the indenture and supplemental indentures governing our outstanding senior notes that the subsidiary guarantors of the outstanding senior notes were automatically released from all of their obligations under the supplemental indentures and their respective guarantees.
In May 2015, we completed an offering of $1.75 billion of senior notes comprised of $850 million aggregate principal amount of 2.7% senior notes due in June 2020 and $900 million aggregate principal amount of 3.85% senior notes due in June 2025. The notes pay interest semi-annually on June 1 and December 1, commencing on December 1, 2015. The interest rate applicable to these notes is subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (i) our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, (ii) our and certain of our subsidiaries’ ability to create or assume liens, and (iii) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions. We used the net proceeds from this offering to redeem our $600 million aggregate principal amount of 3.125% senior notes due in June 2016 and $500 million aggregate principal amount of 6.8% senior notes due in November 2017. We recorded a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with this redemption. In addition, we paid scheduled December 2015 and December 2016 principal payments on the term loan totaling $180 million and repaid outstanding borrowings under the amended and restated revolving credit facility. The remaining net proceeds from the offering were used for general corporate purposes.
At September 30, 2015 and December 31, 2014, our $300 million aggregate principal amount of 3.125% senior notes due in October 2015 were classified in the consolidated balance sheets as long-term as we had the intent to refinance this debt on a long-term basis and the ability to do so under our amended and restated revolving credit facility. In October 2015, we used available borrowings under the amended and restated revolving credit facility to repay the $300 million aggregate principal amount of 3.125% senior notes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 and have not materially changed since December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2015	795,000	$85.60	795,000	12,115,000
August 1-31, 2015	2,725,000	86.48	2,725,000	9,390,000
September 1-30, 2015	2,450,000	85.82	2,450,000	6,940,000
Total	5,970,000		5,970,000
_________________________

(1)	On November 19, 2014, our board of directors authorized the purchase of up to 20.0 million shares of our common stock. This authorization does not expire.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date: October 28, 2015	By:	/s/ Thomas J. Hirsch
Thomas J. Hirsch
Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated October 28, 2015

31.2	Certification of the Chief Financial Officer, dated October 28, 2015

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated October 28, 2015

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.