Form 10-K
period 2015-12-31
FISERV INC
filed 2016-02-19
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:          0-14948
Fiserv, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin (State or Other Jurisdiction of Incorporation or Organization)	39-1506125 (I.R.S. Employer Identification No.)
255 Fiserv Dr., Brookfield, WI 53045
(Address of Principal Executive Offices, Including Zip Code)
Registrant’s telephone number, including area code:                     (262) 879-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
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
Large Accelerated Filer  ☑    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2015 (the last trading day of the second fiscal quarter) was $19,436,958,123 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 12, 2016 was 222,937,301.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2016 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2015.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: pricing and other actions by competitors; the capacity of our technology to keep pace with a rapidly evolving marketplace; the impact of market and economic conditions on the financial services industry; the impact of a security breach or operational failure on our business; the effect of legislative and regulatory actions in the United States and internationally; our ability to comply with government regulations; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; and other factors discussed in this report under the heading “Risk Factors.” You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
PART I
In this report, all references to “we,” “us” and “our” refer to Fiserv, Inc. (“Fiserv”), a Wisconsin corporation, and, unless the context otherwise requires, its consolidated subsidiaries.
Item 1.  Business
Overview
Fiserv, Inc. is a leading global provider of financial services technology. We are publicly traded on the NASDAQ Global Select Market and part of the S&P 500 Index. We serve approximately 13,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants, mutual savings banks, and building societies. We provide account processing systems; electronic payments processing products and services, such as electronic bill payment and presentment services, card-based transaction processing and network services, ACH transaction processing, account-to-account transfers, and person-to-person payments; internet and mobile banking systems; and related services including document and payment card production and distribution, check processing and imaging, source capture systems, and lending and risk management products and services. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature. Our operations are principally located in the United States where we operate data and transaction processing centers, provide technology support, develop software and payment solutions, and offer consulting services. We also own a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is comprised of our former insurance services businesses.
In 2015, we had $5.3 billion in total revenue, $1.3 billion in operating income and net cash provided by operating activities from continuing operations of $1.3 billion. Processing and services revenue, which in 2015 represented 84% of our total consolidated revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years and high renewal rates. Revenue to clients outside the United States comprised approximately 6% of total revenue in each of 2015 and 2014 and 7% in 2013.
We have grown our business by developing highly specialized services and product enhancements, extending our capabilities through innovation, adding new clients, cross-selling to existing clients, and acquiring businesses that complement ours, which has enabled us to deliver a wide range of integrated products and services and has created new opportunities for growth.
We originally incorporated in Delaware in 1984 and reincorporated as a Wisconsin corporation in 1992. Our headquarters are located at 255 Fiserv Drive, Brookfield, Wisconsin 53045, and our telephone number is (262) 879-5000.

Our operations are reported in the Payments and Industry Products (“Payments”) and Financial Institution Services (“Financial”) business segments. Financial information regarding our business segments is included in Note 9 to the consolidated financial statements.
Payments
The businesses in our Payments segment provide financial institutions and other companies with the products and services required to process electronic payment transactions and to offer their customers access to financial services and transaction capability through digital channels. Financial institutions and other companies have increasingly relied on third-party providers for those products and services, either on a licensed software or outsourced basis, as an increasing number of payment transactions are completed electronically as our clients’ customers seek the convenience of 24-hour digital access to their financial accounts. Within the Payments segment, we primarily provide debit and credit card processing and services, electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, and other electronic payments software and services. Our businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. Our solutions in the Payments segment include:
Electronic Payments
Our electronic payments business is comprised of electronic bill payment and presentment services and other electronic payment services for businesses and consumers, such as person-to-person payments, account-to-account transfers, account opening and funding, and small business invoicing and payments. Our principal electronic bill payment and presentment product, CheckFree® RXP®, allows our clients’ customers: to manage household bills via an easy-to-use, online tool; to view billing and payment information; to pay and manage all of their bills in one place; for certain billers, to experience speed comparable to payment at a biller’s site via same-day bill payment; and to make convenient next-day payments to many of the companies with which they do business. We use our systems to process the vast majority of the payment transactions that we handle, which enables us to improve our economies of scale. Once a consumer has accessed the system through a financial institution, he or she can elect to pay an electronic bill delivered by us or can instruct the system to pay individuals or companies that have bank accounts located within the U.S.
Our person-to-person payments solution, Popmoney®, allows consumers a convenient way to send and receive money while offering financial institutions the opportunity to generate new transaction-based revenue, attract new accounts and increase loyalty among existing customers. Popmoney Instant Payments extends the functionality of the Popmoney personal payment service by enabling near real-time exchange of funds. Popmoney can be accessed through the www.popmoney.com website, our mobile applications for iPhone® and Android™, or the websites and mobile banking applications of participating financial institutions. As of December 31, 2015, more than 2,400 financial institutions have agreed to offer our person-to-person payments services to their customers.
Digital Channels
Our principal online consumer and business banking products for larger financial institutions are Corillian Online® and Corillian® Business Online. Corillian Online and Corillian Business Online support multiple lines of banking businesses and have been designed to be highly scalable to meet the evolving needs of our clients. This structure enables our clients to deploy new services by adding and integrating applications, such as electronic bill payment, person-to-person payments and personal financial management tools, to any internet connected point-of-presence. We provide the advanced capabilities of Corillian Online as an outsourced service or as a licensed solution.
Our Mobiliti™ product suite provides a variety of mobile banking and payments services through a mobile or tablet device to our clients and their customers, including balance inquiry, transaction history, bill payment, person-to-person payments and transfers. It enables financial institutions to reach more consumers because it supports all three mobile access modes: mobile browser, downloadable application for smart phones and tablets, and text message. We provide an outsourced version of Mobiliti as well as a highly customizable licensed version. As of December 31, 2015, we had approximately 2,200 mobile banking clients.
Card Services
Our card services business is a leader in electronic funds transfer and provides a total payments solution through a variety of products and services. We offer ATM and point of sale PIN-based debit transaction processing, signature debit processing, ATM processing, private label and bankcard credit card processing, and national and regional network access. We own the Accel® network and process transactions conducted at approximately 21,000 ATMs. Comprehensive integration with our account processing products and services allows us to reduce costs and increase efficiencies for our clients through enterprise offerings in areas such as risk management and loyalty rewards. Our card services business has nearly 4,600 relationships, including banks and credit unions of all asset sizes, finance companies, independent sales organizations and merchant acquirers across the U.S.
Biller Solutions
Our biller business provides electronic billing and payment services to companies that deliver bills to their customer base, such as utilities, telephone and cable companies, consumer lending institutions, and insurance providers, enabling our biller clients to reduce costs, collect payments faster, increase customer satisfaction, and provide customers flexible, easy-to-use ways to view and pay their bills. We believe that consumers will continue to shift their financial transactions from traditional, paper-based methods to electronic methods if they have easy-to-access, easy-to-use, secure and cost-effective methods of receiving and paying their bills electronically. Consumers use our electronic billing and payment systems by viewing or paying a bill through a financial institution’s bill payment application, use of a biller’s website, mobile application or automated phone system, www.mycheckfree.com, or by paying in person at one of 23,000 nationwide walk-in payment locations at retail stores operated by walk-in agents. These diverse services allow our clients’ customers to view and pay bills wherever, whenever and however they feel most comfortable. Furthermore, because our biller clients are able to receive all of these services from us, we can eliminate the operational complexity and expense of supporting multiple vendor systems or in-house developed systems.
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
Investment Services
Our investment services business provides technology solutions that enable financial planning, portfolio management and trading, model management, performance measurement, and reporting products and services to approximately 300 financial service organizations, including broker dealers, registered investment advisors, banks and insurance companies that deliver financial advice and managed account products to U.S. retail investors. Our investment services business also supports global institutional asset managers with portfolio accounting, performance analytics, fee billing and revenue management, and post-trade processing technology.
Our fee-based wealth management clients are typically sponsors or managers that create or offer a variety of managed account programs to U.S. retail investors, including mutual fund advisory programs, separately managed accounts and unified managed accounts. Our primary product, the Unified Wealth Platform, is a real-time portfolio management, trading and reporting system used by some of the largest brokerage firms, based on assets under management, and asset managers in the U.S. offering managed accounts. Our industry-leading platform supported more than 4.8 million accounts as of December 31, 2015.
Risk Management Solutions
Our risk management solutions business provides financial and risk management products and services that deliver operating efficiencies and management insight which enable our clients to protect and grow their businesses. Our solutions consist of Enterprise Performance Management, Financial Crime Risk Management and Financial Control Solutions.
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
The principal account processing solutions used by our bank and thrift clients are Cleartouch®, DNA®, Precision®, Premier®, Signature® and TotalPlus®. The principal account processing solutions primarily used by our credit union clients are Advantage™, CharlotteSM, CubicsPlus®, CUnify™, CUSA®, DataSafe®, DNA, Galaxy®, OnCU®, Portico®, Reliance®, Spectrum® and XP2®. The Signature and DNA systems are available both domestically and internationally. In addition, we offer Agiliti™ as a software-as-a-service solution to the UK financial services industry. Account processing solutions are generally offered as an outsourced service or as licensed software for installation on client-owned or hosted computer systems.
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
Item Processing
Our item processing business offers products and services to financial institutions and intermediaries. Through the Fiserv Clearing Network, we provide complete check clearing and image exchange services. Other solutions include image archive with online retrieval, in-clearings, exceptions and returns, statements and fraud detection. We also provide consulting services, business operations services and related software products that facilitate the transformation of our clients’ check capture environments from paper-based to electronic.
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

•
Operational Effectiveness. We believe we can improve the quality of our client delivery while reducing our costs by using the opportunities created by our size and scale. For example, we are using our consolidated buying power and optimizing our facilities to create cost savings.

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
Product Development
To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. In each of 2015, 2014 and 2013, product development expenditures represented approximately 9% of our total revenue. Our development and technology centers apply the expertise of multiple teams to design, develop and maintain specialized processing systems. Our account processing systems are designed to meet the preferences and diverse requirements of the international, national, regional or local market-specific financial service environments of our clients. In developing our products, we use current software development principles, such as service-oriented architecture, to create efficiencies, and we stress interaction with and responsiveness to the needs of our clients.
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
Competition
The market for technology products and services in the financial industry is highly competitive. Our principal competitors include other vendors of financial services technology, data processing affiliates of large companies, and processing centers owned and operated as user cooperatives. Outside the U.S., we see increasing competition by the largest banks, governments, telecommunications providers and other providers with significant resources. Furthermore, we expect competition to continue to increase as new companies enter our markets and existing competitors expand their product lines and services. Some of these competitors possess substantially greater financial, sales and marketing resources than we do and have substantial flexibility in competing with us, including through the use of integrated product offerings and through pricing. Competitive factors for our business include product quality, security, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price. We believe that we compete favorably in each of these categories. Additional information about competition in our segments is provided below.
Payments
We compete with a number of competitors in our bill payment, digital channels, card services and biller businesses, including ACI Worldwide, Inc., Fidelity National Information Services, Inc. (“FIS”), First Data Corporation, Jack Henry and Associates Inc. (“Jack Henry”), MasterCard Incorporated, NCR Corporation, Q2, Inc., Total System Services, Inc.,Vantiv, Inc., Visa Inc. and The Western Union Company. In addition to traditional payments competitors, large technology, media and other providers are increasingly seeking to provide or facilitate a wide range of point of sale and non-point of sale payments. These newer competitors include, but are not limited to, Alphabet Inc., Amazon.com, Inc., Apple Inc., Facebook, Inc., Intuit Inc., PayPal Holdings, Inc., Samsung Group, Starbucks Corporation and Wal-Mart Stores, Inc. Certain existing and potential financial institution and biller clients also have the ability to develop and use their own in-house systems instead of our products and services. In addition, many companies that provide solutions to the financial services industry are consolidating, creating larger competitors with greater resources and broader product lines.
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
Government Regulation
Fiserv and its subsidiaries are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our operations are examined on a regular basis by various state and federal regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Also, state and federal regulations require our financial institution clients to include certain provisions in their contracts with service providers like us, such as those related to security and privacy, and to conduct ongoing monitoring and risk management for third party relationships. Because we use the Federal Reserve’s ACH network to process many of our transactions, we are subject to the Federal Reserve Board’s rules with respect to its ACH network. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients’ auditors.
In conducting our direct-to-consumer businesses, including our walk-in bill payment, online bill payment and Popmoney person-to-person payment services, we are directly subject to various federal and state laws, rules and regulations including those relating to the movement of money. In order to comply with our obligations under applicable laws, we are required, among other matters, to comply with licensing and reporting requirements, to implement operating policies and procedures necessary to comply with anti-money laundering laws, to comply with capital requirements, to protect the privacy and security of our clients’ information, and to undergo periodic audits and examinations.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; introduce more stringent regulatory capital requirements; implement changes to corporate governance and executive compensation practices; and require significant rule-making. The Dodd-Frank Act has generated numerous new regulations that have imposed compliance costs and, in some cases, limited revenue sources for us and our clients. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers,” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. The CFPB has in the past and may in the future issue regulations that may require us to make compliance investments and/or limit our fees or other revenue sources. We do not currently anticipate a materially adverse impact on our business, results of operations or financial condition due to these regulations, but it is difficult to predict with certainty the extent to which the Dodd-Frank Act, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term.
Employees
We have approximately 22,000 employees globally, many of whom are specialists in our information management centers and related product and service businesses. This service support network includes employees with backgrounds in computer science and the financial industry, as well as employees with direct experience in payments, financial institutions and other financial services environments. Our employees provide expertise in: programming, software development, modification and maintenance; computer operations, network control and technical support; client services and training; business process outsourcing; item and mortgage processing; system conversions; sales and marketing; and account management.

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
The markets for our services are highly competitive from new and existing competitors. Our competitors vary in size and in the scope and breadth of the services they offer. Many of our larger existing and potential clients have historically developed their key applications in-house. As a result, we often compete against our existing or potential clients’ in-house capabilities. We also expect that the markets in which we compete will continue to attract new well-funded competitors and new technologies, including large technology, media and other companies not historically in the financial services industry, start-ups and international providers of similar products and services to ours. We cannot provide any assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us in the markets in which we operate will not materially and adversely affect our business, results of operations and financial condition.
If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose clients or have trouble attracting new clients, and our ability to grow may be limited.
The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our clients and their customers will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. If we are unsuccessful in offering products or services that gain market acceptance, it would likely have a material adverse effect on our ability to retain existing clients, to attract new ones and to grow profitably.
The market for our electronic transaction services continues to evolve and may not continue to develop or grow rapidly enough to sustain profitability.
If the number of electronic transactions does not continue to grow, or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, results of operations and financial condition. We believe future growth in the electronic transactions market will be driven by a combination of factors including speed, cost, ease-of-use, security and quality of products and services offered to consumers and businesses. In addition, we may face challenges meeting local political, regulatory, business and economic conditions as we grow internationally, particularly in emerging market economies, and we may find it difficult to manage and oversee operations far from our headquarters. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services. The success of our electronic commerce businesses also relies in part on financial institutions, billers and other third parties to market our services to their customers. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, results of operations and financial condition.

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
Our operations depend on receiving, storing, processing and transmitting sensitive information pertaining to our business, our associates, our clients and their customers. Any unauthorized intrusion, malicious software infiltration, network disruption, denial of service or similar act by a malevolent party could disrupt the integrity, continuity, security and trust of our systems or the systems of our clients or vendors. These events could create costly litigation, significant financial liability, increased regulatory scrutiny, financial sanctions and a loss of confidence in our ability to serve clients and cause current or potential clients to choose another service provider, all of which could have a material adverse impact on our business. In addition, as these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and none of the threats that we have encountered to date have materially impacted us, we may not be able to prevent a material event in the future, and the impact of a material event could have a material adverse effect on our business, results of operations and financial condition.
Operational failures could harm our business and reputation.
An operational failure in our transaction processing businesses, including our business continuity and disaster recovery capabilities, could harm our business or cause us to lose clients. An operational failure could be caused by the failure of third party networks and systems upon which we rely to deliver our services and over which we have limited or no control. Interruptions of service could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of service credits or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our current and potential clients to choose another service provider. Any of these developments could have a material adverse impact on our business, results of operations and financial condition.
We may experience software defects, development delays or installation difficulties, which would harm our business and reputation and expose us to potential liability.
Our services are based on sophisticated software and computing systems, and we may encounter delays when developing new applications and services. Further, the software underlying our services may contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technology on systems used by our clients. Defects in our software, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of clients, negative publicity or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and client agreements, we cannot be certain that these measures will successfully limit our liability.
The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations may have an adverse impact on our clients and our business.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was enacted. The Dodd-Frank Act represented a comprehensive overhaul of the financial services industry within the United States and established, among other things, a new federal bureau called the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act requires the CFPB and other federal agencies to implement numerous new regulations, and the CFPB has issued guidance that applies to “supervised service providers,” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. It is difficult to predict with certainty the extent to which the Dodd-Frank Act, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term. If the CFPB adopts additional rules and exercises supervisory authority over service providers like us, we could be subject to a greater degree of direct federal oversight than in the past, which could slow our ability to adapt to a rapidly changing industry, require us to make compliance investments and/or limit our fees or other revenue sources. To the extent the regulations adopted pursuant to the Dodd-Frank Act negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or oversight or to modify the manner in which we provide products and services to our clients; and such regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our clients’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.
If we fail to comply with applicable regulations our businesses could be harmed.
We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, we are subject to contractual requirements imposed by the financial institutions with respect to a number of state and federal regulations, including privacy laws, and our operations are examined on a regular basis by various state and federal regulatory authorities. Also, regulators are signaling interest in enforcing regulations directly against service providers to financial institutions, and any such direct enforcement could result in increased operating costs for us and additional restrictions on our business processes. If we fail to comply with any applicable regulations, we could be exposed to litigation or regulatory proceedings, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients, which could have a material adverse impact on our business, results of operations and financial condition. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have a material adverse impact on our business, results of operations and financial condition.
Our failure to comply with a series of complex regulations in our payments businesses could subject us to liability.
Certain of our subsidiaries are licensed as money transmitters in those states where such licensure is required. In connection with such licensure, we are required to demonstrate and maintain certain levels of net worth and liquidity and to file periodic reports. In addition, our direct-to-consumer payments businesses, including our walk-in bill payment, online bill payment and Popmoney person-to-person payment services, are subject to federal regulation in the United States, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers, or the prohibition against us providing money transmitter services in particular jurisdictions.
If we fail to comply with the applicable requirements of the payment card networks, they could seek to fine us, suspend us or terminate our registrations which could adversely affect our business.
We are subject to card association and network rules governing Visa, MasterCard, American Express, Discover or other similar organizations, including the Payment Card Industry Data Security Standard enforced by the major card brands. The rules of the card networks are set by their boards which may be influenced by card issuers, some of which offer competing transaction processing services. If we fail to comply with these rules, we could be fined, our certifications could be suspended, or our certifications could be terminated. The suspension or termination of our certifications, or any changes to the card association and network rules, that we do not successfully address, could limit our ability to provide transaction processing services to clients and result in a reduction of revenue or increased costs of operation, which, in either case, could have a material adverse effect on our business and results of operations.
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
A major contributor to our growth in revenue and earnings since our inception has been our ability to identify, acquire and integrate complementary businesses. We anticipate that we will continue to seek to acquire complementary businesses, products and services. We may not be able to identify suitable acquisition candidates or complete acquisitions in the future, which could adversely affect our future growth, or businesses that we acquire may not perform as well as expected or may be more difficult to integrate and manage than expected, which could adversely affect our business and results of operations. We may not be able to integrate all aspects of acquired businesses successfully or realize the potential benefits of bringing them together. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources.
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
We have in the past and may in the future sell businesses. In connection with sales of businesses, we may make representations and warranties about the businesses and their financial affairs and agree to retain certain liabilities associated with our operation of the businesses prior to their sale. Our obligation to indemnify the purchasers and agreement to retain liabilities could have a material adverse effect on our business, results of operations and financial condition.
The failure to attract and retain key personnel could have a material adverse effect on our business.
We depend on the experience, skill and contributions of our senior management and other key employees. If we fail to attract, motivate and retain highly qualified management, technical, compliance and sales personnel, our future success could be harmed. Our senior management provides strategic direction for our company, and if we lose members of our leadership team, our management resources may have to be diverted from other priorities to address this loss. Our products and services require sophisticated knowledge of the financial services industry, applicable regulatory and industry requirements, computer systems, and software applications, and if we cannot hire or retain the necessary skilled personnel, we could suffer delays in new product development, experience difficulty complying with applicable requirements or otherwise fail to satisfy our clients’ demands.
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.
Our balance sheet includes goodwill and intangible assets that represent 76% of our total assets at December 31, 2015. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.
Increased leverage may harm our financial condition and results of operations.
As of December 31, 2015, we had approximately $4.3 billion of long-term debt, including current maturities. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if our outstanding senior notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
As of December 31, 2015, we operated data, development, item processing and support centers in approximately 110 cities. We owned seven buildings, and the more than 120 remaining locations where we operated our businesses are subject to leases. We believe our facilities and equipment are well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster. We also maintain copies of data and software used in our business in locations that are separate from our facilities.
Item 3.  Legal Proceedings
In the normal course of business, we and our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names of our executive officers, together with their ages, positions and business experience are described below:

Name	Age	Title
Jeffery W. Yabuki	55	President, Chief Executive Officer and Director
Mark A. Ernst	57	Chief Operating Officer
Kevin P. Gregoire	48	Group President, Financial Institutions Group
Rahul Gupta	56	Group President, Billing and Payments Group
Robert W. Hau	50	Chief Financial Officer (beginning March 14, 2016)
Thomas J. Hirsch	52	Chief Financial Officer, Treasurer and Assistant Secretary
Lynn S. McCreary	56	Chief Legal Officer and Secretary
Kevin J. Schultz	58	Group President, Digital Banking Group
Steven Tait	56	Group President, International Group
Byron C. Vielehr	52	Group President, Depository Institution Services Group
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
Mr. Gregoire has served as Group President, Financial Institutions Group since 2014. Mr. Gregoire joined Fiserv in 2002 as part of its acquisition of EDS Consumer Network Services, which he joined in 1996. Mr. Gregoire has served in a number of leadership roles at Fiserv including as chief operating officer and then president of our Card Services business from 2010 to 2014. His background includes a number of diverse leadership roles in product development and management, sales and account management, settlement operations, risk management, and security and compliance.
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
Mr. Hau is anticipated to begin service as our Chief Financial Officer on March 14, 2016. Since 2012, Mr. Hau has served as executive vice president and chief financial officer at TE Connectivity Ltd., a global technology company that designs and manufactures highly engineered connectivity and sensor products. From 2009 to 2012, he served as executive vice president and chief financial officer at Lennox International Inc., a provider of products and services in the heating, air conditioning, and refrigeration markets; and from 2006 to 2009, he served as vice president and chief financial officer for the aerospace business group of Honeywell International, Inc., a technology and manufacturing company. Mr. Hau joined Honeywell (initially AlliedSignal) in 1987 and served in a variety of senior financial leadership positions, including vice president and chief financial officer for the company's aerospace electronic systems unit and for its specialty materials business group.
Mr. Hirsch has served as Chief Financial Officer, Treasurer and Assistant Secretary since 2006. Mr. Hirsch joined Fiserv in 1994 as a divisional assistant controller, became assistant corporate controller in 1996, corporate vice president in 1997, corporate controller in 1999 and senior vice president and controller in 2002. Prior to joining Fiserv, Mr. Hirsch was an audit manager with Deloitte & Touche LLP. Mr. Hirsch will cease to serve as the Company’s Chief Financial Officer, Treasurer and Assistant Secretary effective upon Mr. Hau’s commencement of service as Chief Financial Officer, which is expected to be March 14, 2016.

Ms. McCreary has served as Chief Legal Officer and Secretary since 2013. Ms. McCreary joined Fiserv in 2010 as senior vice president and deputy general counsel. Prior to joining Fiserv, Ms. McCreary was an attorney with the law firm of Bryan Cave LLP from 1996 to 2010, including serving as managing partner of its San Francisco, California office from its opening in 2008 to 2010. Ms. McCreary began her career in financial services with positions at Citicorp Person-to-Person and Metropolitan Life Insurance Company’s mortgage subsidiary, Metmor Financial, Inc.
Mr. Schultz has served as Group President, Digital Banking Group since 2014. Prior to joining Fiserv, Mr. Schultz served as president of global financial services at First Data Corporation, a global payment processing company, from 2009 to 2011, and as global head of processing services at Visa Inc. from 2007 to 2009. He has more than 30 years of experience in the payments and financial services industry, including a variety of other senior leadership roles at Visa Inc. and Global Payments Inc., an electronic transaction processing service provider.
Mr. Tait has served as Group President, International Group since 2012. He joined Fiserv in 2009 as an executive vice president and served as Group President, Depository Institution Services Group from 2010 to 2011. Prior to joining Fiserv, Mr. Tait served as president of RSM McGladrey, a subsidiary of H&R Block Inc., from 2003 to 2009, and executive vice president, sales and client operations of Gartner, Inc. from 2001 to 2003.
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

	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$80.97	$69.13	$59.28	$53.68
June 30	86.39	76.92	62.27	54.91
September 30	90.54	77.96	66.11	59.68
December 31	97.76	85.41	73.27	60.55
At December 31, 2015, our common stock was held by 2,086 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. The closing price of our common stock on February 12, 2016 was $93.07 per share. We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2015	1,275,000	$91.62	1,275,000	5,665,000
November 1-30, 2015	1,500,000	95.87	1,500,000	19,165,000
December 1-31, 2015	1,720,000	93.77	1,720,000	17,445,000
Total	4,495,000		4,495,000
_____

(1)
On November 19, 2014 and November 18, 2015, our board of directors authorized the purchase of up to 20.0 million and 15.0 million shares, respectively, of our common stock. These authorizations do not expire.

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
The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2015 with the S&P 500 Index and the NASDAQ US Benchmark Financial Administration Index. The graph assumes that $100 was invested on December 31, 2010 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	December 31,
	2010	2011	2012	2013	2014	2015
Fiserv, Inc.	$100	$100	$135	$202	$242	$312
S&P 500 Index	100	102	118	157	178	181
NASDAQ US Benchmark Financial Administration Index	100	109	129	200	230	256

Item 6.    Selected Financial Data
The following data, which has been affected by acquisitions and dispositions, should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. All per share amounts are presented on a split-adjusted basis to retroactively reflect the two-for-one stock split that was completed in the fourth quarter of 2013. Total assets and long-term debt have been adjusted on a retrospective basis for the early adoption of Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, and ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Accordingly, current deferred tax assets have been reclassified to noncurrent assets and liabilities, and certain debt issuance costs previously included within other long-term assets have been reclassified as a reduction in long-term debt.

(In millions, except per share data)	2015	2014	2013	2012	2011
Total revenue	$5,254	$5,066	$4,814	$4,436	$4,289
Income from continuing operations	$712	$754	$650	$592	$487
(Loss) income from discontinued operations	—	—	(2)	19	(15)
Net income	$712	$754	$648	$611	$472

Net income (loss) per share - basic:
Continuing operations	$3.04	$3.04	$2.48	$2.18	$1.71
Discontinued operations	—	—	(0.01)	0.07	(0.05)
Total	$3.04	$3.03	$2.47	$2.25	$1.66

Net income (loss) per share - diluted:
Continuing operations	$2.99	$2.99	$2.44	$2.15	$1.69
Discontinued operations	—	—	(0.01)	0.07	(0.05)
Total	$2.99	$2.98	$2.44	$2.22	$1.64

Total assets	$9,340	$9,308	$9,466	$8,542	$8,616
Long-term debt (including current maturities)	4,293	3,790	3,831	3,213	3,380
Shareholders’ equity	2,660	3,295	3,585	3,417	3,258
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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2015 to the results for the year ended December 31, 2014 and by comparing the results for the year ended December 31, 2014 to the results for the year ended December 31, 2013.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2015.

Overview
Company Background
We are a leading global provider of financial services technology. We provide account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. We serve approximately 13,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants, mutual savings banks, and building societies. The majority of our revenue is generated from recurring account- and transaction-based fees under contracts that generally have terms of three to five years and high renewal rates. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature.
Our operations are principally located in the United States and are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides debit and credit card processing and services, electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, and other electronic payments software and services. Our businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of unallocated corporate expenses including share-based compensation, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.
During 2015 and 2014, StoneRiver Group, L.P. (“StoneRiver”), a joint venture in which we own a 49% interest and account for under the equity method, recognized net gains on the sales of subsidiary businesses, and in 2013, completed a transaction which reduced its ownership interest in another subsidiary business, resulting in a gain associated with the deconsolidation. Our share of the net gains and related expenses on these transactions was $29 million in 2015, $87 million in 2014 and $71 million in 2013, with related tax expenses of $13 million, $36 million and $17 million, respectively. In addition, we received cash dividends, funded from capital transactions, from StoneRiver of $36 million, $110 million, and $122 million in 2015, 2014, and 2013, respectively.
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
Enterprise Priorities
We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions that enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our various businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2016 are: (i) to continue to build high-quality revenue while meeting our earnings goals; (ii) to build and enhance client relationships with an emphasis on digital and payment solutions; and (iii) to deliver innovation and integration which enables differentiated value for our clients.
Industry Trends
The market for products and services offered by financial institutions continues to evolve rapidly. The financial industry regularly introduces and implements new payment, deposit, lending, investment and risk management products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same customers. At the same time, regulatory conditions have continued to create a challenging operating environment for financial institutions. In particular, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and will continue to generate, numerous new regulations that will impact the financial industry. These conditions, along with mild economic improvement, have created heightened interest in solutions that help financial institutions win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency. Examples of these solutions include our electronic payments solutions and channels such as internet, mobile and tablet banking, sometimes referred to as “digital channels.”

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
Our most recent impairment assessment in the fourth quarter of 2015 determined that our goodwill was not impaired as the estimated fair values of the respective reporting units substantially exceeded the carrying values.
We review acquired intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. Measurement of any impairment loss is based on estimated fair value. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our consolidated financial statements. No impairment of our acquired intangible assets was identified during 2015.
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
Processing and Services
Processing and services revenue, which in 2015 represented 84% of our consolidated revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years. Revenue is recognized when the related transactions are processed and services have been performed. Processing and services revenue is most reflective of our business performance as a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; depreciation and amortization; and other operating expenses.
Product
Product revenue, which in 2015 represented 16% of our consolidated revenue, is primarily derived from integrated print and card production sales, as well as software license sales which represented less than 4% of our consolidated revenue. Cost of product includes costs directly associated with the products sold and includes the following: costs of materials and software development; personnel; infrastructure costs; depreciation and amortization; and other costs directly associated with product revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of: salaries, wages and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; depreciation and amortization; and other selling and administrative expenses.
Financial Results
In March 2013, we sold our club solutions business (“Club Solutions”). The 2013 results of operations and cash flows of Club Solutions, which were previously included within the Payments segment, have been reported as discontinued operations.
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the consolidated financial statements and accompanying notes.

(In millions)				Percentage of Revenue (1)			Increase (Decrease)
Year ended December 31,	2015	2014	2013	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenue:
Processing and services	$4,411	$4,219	$4,035	84.0%	83.3%	83.8%	$192	5%	$184	5%
Product	843	847	779	16.0%	16.7%	16.2%	(4)	—	68	9%
Total revenue	5,254	5,066	4,814	100.0%	100.0%	100.0%	188	4%	252	5%
Expenses:
Cost of processing and services	2,178	2,164	2,081	49.4%	51.3%	51.6%	14	1%	83	4%
Cost of product	731	717	695	86.7%	84.7%	89.2%	14	2%	22	3%
Sub-total	2,909	2,881	2,776	55.4%	56.9%	57.7%	28	1%	105	4%
Selling, general and administrative	1,034	975	977	19.7%	19.2%	20.3%	59	6%	(2)	—
Total expenses	3,943	3,856	3,753	75.1%	76.1%	78.0%	87	2%	103	3%
Operating income	1,311	1,210	1,061	24.9%	23.9%	22.0%	101	8%	149	14%
Interest expense	(169)	(163)	(163)	(3.2)%	(3.2)%	(3.4)%	6	4%	—	—
Loss on early debt extinguishment	(85)	—	—	(1.6)%	—	—	85	—	—	—
Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$1,057	$1,047	$898	20.1%	20.7%	18.7%	$10	1%	$149	17%

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

(In millions) Year ended December 31,	Payments	Financial	Corporate and Other	Total
Total revenue:
2015	$2,862	$2,443	$(51)	$5,254
2014	2,747	2,367	(48)	5,066
2013	2,552	2,309	(47)	4,814

Revenue growth:
2015	$115	$76	$(3)	$188
2015 percentage	4%	3%		4%
2014	$195	$58	$(1)	$252
2014 percentage	8%	3%		5%

Operating income:
2015	$840	$826	$(355)	$1,311
2014	768	773	(331)	1,210
2013	702	745	(386)	1,061

Operating income growth:
2015	$72	$53	$(24)	$101
2015 percentage	9%	7%		8%
2014	$66	$28	$55	$149
2014 percentage	9%	4%		14%

Operating margin:
2015	29.3%	33.8%		24.9%
2014	28.0%	32.6%		23.9%
2013	27.5%	32.2%		22.0%

Operating margin growth: (1)
2015	130 bps	120 bps		100 bps
2014	50 bps	40 bps		190 bps

(1)	Represents the basis point growth or decline in operating margin.
Total Revenue
Total revenue increased $188 million, or 4%, in 2015 and increased $252 million, or 5%, in 2014 compared to the prior years. Foreign currency fluctuations negatively impacted overall revenue growth by approximately 50 basis points in 2015. The increase in total revenue during 2015 was due to 4% revenue growth in our Payments segment and 3% revenue growth in our Financial segment, in each case, as compared to 2014. The increase in total revenue during 2014 was attributable to 8% revenue growth in our Payments segment and 3% revenue growth in our Financial segment, in each case, as compared to 2013.
Revenue in our Payments segment increased $115 million, or 4%, in 2015 and increased $195 million, or 8%, in 2014 compared to the prior years. Payments segment revenue growth during 2015 and 2014 was driven by our recurring revenue businesses as processing and services revenue increased $129 million, or 6%, and $128 million, or 7%, in 2015 and 2014, respectively. The growth in both years was primarily due to new clients and increased transaction volumes from existing clients in our card services, bill payment and digital channels businesses, as well as our biller solutions business in 2015. Product revenue decreased $14 million, or 2%, in 2015 and increased $67 million, or 10%, in 2014 compared to the prior years. The decrease in 2015 was primarily due to lower software license revenue as compared to the prior year, while the higher product revenue in 2014 was attributable to increased volumes including a higher level of card reissuances in our output solutions business, a portion of which is postage pass-through revenue that is included in both product revenue and cost of product.
Revenue in our Financial segment increased $76 million in 2015 and $58 million in 2014, or 3% in each year, compared to the prior years. In both 2015 and 2014, revenue growth was favorably impacted by increased processing and services revenue in our account processing and lending businesses, including higher contract termination fee revenue. This growth was partially offset by negative foreign currency fluctuations of approximately 70 basis points and 30 basis points in 2015 and 2014, respectively, along with a revenue decline in our international business in 2014 due to the completion of several client implementations in 2013.
Total Expenses
Total expenses increased $87 million, or 2%, in 2015 compared to 2014 and increased $103 million, or 3%, in 2014 compared to 2013. Total expenses as a percentage of total revenue was 75.1%, 76.1% and 78.0% in 2015, 2014 and 2013, respectively. Total expenses as a percentage of total revenue was higher in 2013 due primarily to merger and integration expenses attributed to our acquisition of Open Solutions.
Cost of processing and services as a percentage of processing and services revenue decreased to 49.4% in 2015 compared to 51.3% in 2014 and 51.6% in 2013. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in both 2015 and 2014 by increased operating leverage in our recurring revenue businesses, as well as by operating efficiency initiatives across the company that have benefited our overall cost structure.
Cost of product as a percentage of product revenue was 86.7% in 2015 compared to 84.7% in 2014 and 89.2% in 2013. Cost of product as a percentage of product revenue was negatively impacted in 2015 by increased expenses in our output solutions business associated with additional investments to expand our card manufacturing and personalization capacity. Cost of product as a percentage of product revenue improved in 2014 due to higher merger and integration costs in 2013 resulting from the Open Solutions acquisition, including a $30 million non-cash impairment charge related to the replacement of our Acumen® account processing system with DNA, an Open Solutions account processing system.
Selling, general and administrative expense as a percentage of total revenue was 19.7%, 19.2% and 20.3% in 2015, 2014 and 2013, respectively. The increase in selling, general and administrative expenses as a percentage of total revenue in 2015 as compared to 2014 was largely due to increased share-based compensation and incremental costs associated with data center and real estate consolidation activities. Selling, general and administrative expenses as a percentage of total revenue was favorably impacted by reduced professional services expenses, including merger and integration costs, in 2014 as compared to 2013.
Operating Income and Operating Margin
Total operating income increased $101 million, or 8%, in 2015 and $149 million, or 14%, in 2014 compared to the prior years. Total operating margin increased to 24.9% in 2015 from 23.9% in 2014 and 22.0% in 2013. Operating income and operating margin improvements in 2015 and 2014 were driven by scale efficiencies, expense discipline and operational effectiveness initiatives, along with lower merger and integration expenses in Corporate and Other related to the Open Solutions acquisition.
Operating income in our Payments segment increased $72 million, or 9%, and increased $66 million, or 9%, in 2015 and 2014, respectively, compared to the prior years. Operating margins were 29.3%, 28.0% and 27.5% in 2015, 2014 and 2013, respectively, improving 130 basis points in 2015 and 50 basis points in 2014. The increases in operating income and operating margin in 2015 and 2014 were primarily due to revenue growth and scale efficiencies in a number of our businesses, including card services. During 2015, Payments segment operating margin improvements were partially offset by increased expenses associated with additional investments in our biller and output solutions businesses, along with a decrease in higher-margin software license revenue. Operating margin in 2014 was negatively impacted by increased postage pass-through costs in our output solutions business, which are included in both revenue and expenses.
Operating income in our Financial segment increased $53 million, or 7%, and increased $28 million, or 4%, in 2015 and 2014, respectively, compared to the prior years. Operating margin in 2015 improved 120 basis points to 33.8% as compared to 2014, which improved 40 basis points to 32.6% from 32.2% in 2013. Operating income and operating margin were positively impacted in both years by revenue growth, including higher contract termination fee revenue, along with operational effectiveness initiatives and scale efficiencies primarily in our account processing businesses.
The operating loss in Corporate and Other increased $24 million in 2015 and decreased $55 million in 2014 compared to the prior years, primarily due to merger, integration and other cost activity. The operating loss increase in 2015 was attributable to increased costs incurred in conjunction with the achievement of our operational effectiveness objectives, including incremental costs related to data center and real estate consolidation activities. The 2014 decrease in operating loss compared to 2013 was primarily due to reduced merger and integration costs related to the Open Solutions acquisition.
Interest Expense
Interest expense increased $6 million, or 4%, in 2015 compared to 2014, and was consistent in 2014 and 2013. The increase in interest expense in 2015 as compared to 2014 was primarily due to the reclassification of unamortized losses on settled cash flow hedges to interest expense related to the early extinguishment of debt. A decline in average outstanding debt during 2014 was offset by slightly higher variable interest rates as compared to 2013.

Loss on Early Debt Extinguishment
In May 2015, we redeemed our $600 million aggregate principal amount of 3.125% senior notes due in 2016 and $500 million aggregate principal amount of 6.8% senior notes due in 2017, which resulted in a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with redemption.
Income Tax Provision
Our effective income tax rate for continuing operations was 35.7% in 2015, 36.6% in 2014 and 36.5% in 2013. The lower effective tax rate in 2015 compared to 2014 was primarily due to lower income tax expense associated with our share of the net gains on the sales of subsidiary businesses by our unconsolidated affiliate, StoneRiver. The 2014 effective income tax rate was relatively consistent with 2013 as increased deductions resulting from federal tax planning initiatives and the favorable resolution of tax matters were offset by additional income tax expense associated with our share of net gains on the sales of subsidiary businesses at StoneRiver.
Income from Investment in Unconsolidated Affiliate
Our share of the income of StoneRiver was $32 million, $91 million and $80 million in 2015, 2014 and 2013, respectively. During 2015 and 2014, StoneRiver recognized net gains on the sales of subsidiary businesses, and in 2013, completed a transaction which reduced its ownership interest in another subsidiary business, resulting in a gain associated with the deconsolidation. Our share of the net gains and related expenses on these transactions was $29 million in 2015, $87 million in 2014 and $71 million in 2013.
Net Income Per Share - Diluted from Continuing Operations
Net income per share-diluted from continuing operations was $2.99 in both 2015 and 2014 and $2.44 in 2013. Net income per share-diluted from continuing operations was favorably impacted from our share of net transaction gains at StoneRiver of $0.07 per share in 2015 and $0.20 per share in both 2014 and 2013, and was negatively impacted in 2015 by debt extinguishment and refinancing costs of $0.25 per share and in 2013 by merger and integration costs of $0.20 per share incurred due to the acquisition of Open Solutions. The amortization of acquisition-related intangible assets also reduced net income per share-diluted from continuing operations by $0.53, $0.52 and $0.51 in 2015, 2014 and 2013, respectively.
Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents of $275 million at December 31, 2015 and available borrowings under our revolving credit facility. The following table presents our operating cash flow and capital expenditure amounts for the years ended December 31, 2015 and 2014, respectively.

	Year Ended December 31,		Increase (Decrease)
(In millions)	2015	2014	$	%
Net income from continuing operations	$712	$754	$(42)
Depreciation and amortization	417	404	13
Share-based compensation	65	49	16
Excess tax benefits from share-based awards	(38)	(18)	(20)
Deferred income taxes	20	3	17
Income from investment in unconsolidated affiliate	(32)	(91)	59
Loss on early debt extinguishment	85	—	85
Dividends from unconsolidated affiliate	36	110	(74)
Net changes in working capital and other	81	96	(15)
Operating cash flow	$1,346	$1,307	$39	3%
Capital expenditures	$(359)	$(292)	$(67)	23%

Our net cash provided by operating activities, or operating cash flow, was $1.35 billion in 2015, an increase of 3% compared with $1.31 billion in 2014. This increase was primarily due to increased operating results, partially offset by a decrease in cash dividends received from our StoneRiver joint venture, representing returns on our investment.
Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures were approximately 7% and 6% of our total revenue in 2015 and 2014, respectively. Capital expenditures in 2015 include $70 million related to our Atlanta facility consolidation, consisting primarily of leasehold improvements and furniture and equipment, of which $25 million is offset by landlord reimbursements included in net changes in working capital and other.
In 2015 and 2014, we received cash dividends of $36 million and $110 million, respectively, from our StoneRiver joint venture. These dividends, in their entirety, represented returns on our investment and are reported in cash flows from operating activities. In January 2016, we received a $140 million cash dividend from StoneRiver funded from the January 2016 sale of a business interest.
On January 20, 2016, we entered into a definitive agreement with ACI Worldwide, Inc. to acquire certain assets of its Community Financial Services business in a transaction valued at $200 million, exclusive of related tax benefits. This transaction is subject to regulatory approval and other customary closing conditions and is anticipated to close in the first quarter of 2016.
Share Repurchases
We purchased $1.47 billion and $1.16 billion of our common stock in 2015 and 2014, respectively. On November 19, 2014 and November 18, 2015, our board of directors authorized the purchase of up to 20.0 million and 15.0 million shares, respectively, of our common stock. As of December 31, 2015, we had approximately 17.4 million shares remaining under these authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Indebtedness

	December 31,
(In millions)	2015	2014
Term loan	$628	$808
Revolving credit facility	379	42
3.125% senior notes due 2015	—	300
3.125% senior notes due 2016	—	599
6.8% senior notes due 2017	—	498
2.7 % senior notes due 2020	843	—
4.625% senior notes due 2020	448	447
4.75% senior notes due 2021	397	397
3.5% senior notes due 2022	694	693
3.85 % senior notes due 2025	893	—
Other borrowings	11	6
Long-term debt (including current maturities)	$4,293	$3,790
At December 31, 2015, our long-term debt consisted primarily of $3.3 billion of senior notes, $628 million of term loan borrowings and $379 million of revolving credit facility borrowings. We were in compliance with all financial debt covenants during 2015. The December 31, 2014 debt balances above have been adjusted on a retrospective basis for the early adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Accordingly, debt issuance costs of $21 million and $13 million at December 31, 2015 and 2014, respectively, related to our term loan and senior notes are reported as a direct reduction of the related debt instrument.

Revolving Credit Facility
In April 2015, we entered into an amended and restated revolving credit agreement that restated our existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from October 2018 to April 2020. The amended and restated credit agreement also provided that our subsidiaries that were guaranteeing our obligations under the revolving credit facility were released from their respective guarantees. Borrowings under the amended revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate on the revolving credit facility borrowings was 1.49% at December 31, 2015. There are no significant commitment fees and no compensating balance requirements. The amended revolving credit facility contains various restrictions and covenants that are substantially similar to those under our previously existing credit agreement and require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
Term Loan
We maintain a term loan with a syndicate of banks that matures in October 2018 and bears interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate on the term loan borrowings was 1.67% at December 31, 2015. A remaining scheduled principal payment of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above. In April 2015, we entered into an amendment to our term loan facility to conform certain of its terms to those in the amended and restated credit agreement, including providing that our subsidiaries that were guaranteeing our obligations under the term loan facility were released from their respective guarantees.
Senior Notes
In May 2015, we completed an offering of $1.75 billion of senior notes comprised of $850 million aggregate principal amount of 2.7% senior notes due in June 2020 and $900 million aggregate principal amount of 3.85% senior notes due in June 2025. The notes pay interest at the stated rates semi-annually on June 1 and December 1, which commenced on December 1, 2015. Our 4.625% senior notes due in October 2020 and 3.5% senior notes due in October 2022 pay interest at the stated rates on April 1 and October 1 of each year. Our 4.75% senior notes due in June 2021 pay interest at the stated rate on June 15 and December 15 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (i) our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person; (ii) our and certain of our subsidiaries’ ability to create or assume liens, and (iii) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions. At December 31, 2014, our $300 million aggregate principal amount of 3.125% senior notes due in October 2015 were classified in the consolidated balance sheet as long-term as we had the intent to refinance this debt on a long-term basis and the ability to do so under our amended and restated revolving credit facility. In October 2015, we used our available borrowings under the amended and restated revolving credit facility to repay the $300 million aggregate principal amount of 3.125% senior notes.
In May 2015, we used the net proceeds from the offering described above to redeem our $600 million aggregate principal amount of 3.125% senior notes due in June 2016 and $500 million aggregate principal amount of 6.8% senior notes due in November 2017. We recorded a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with this redemption. In addition, we paid scheduled December 2015 and December 2016 principal payments on the term loan totaling $180 million and repaid, at that time, outstanding borrowings under the amended and restated revolving credit facility. The remaining net proceeds from the offering were used for general corporate purposes.
In April 2015, we provided notice to the trustee under the indenture and supplemental indentures governing our outstanding senior notes that the subsidiary guarantors of the outstanding senior notes were automatically released from all of their obligations under the supplemental indentures and their respective guarantees.
Other
Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2015, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s

Investors Service, Inc. (“Moody’s”) and BBB with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities.
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
Off-Balance Sheet Arrangements and Contractual Obligations
We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing, other than letters of credit. The following table details our contractual cash obligations at December 31, 2015:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest (1) (2)	$5,143	$143	$906	$1,904	$2,190
Minimum operating lease payments (1)	344	89	128	60	67
Purchase obligations (1)	371	163	168	40	—
Income tax obligations	54	16	20	12	6
Total	$5,912	$411	$1,222	$2,016	$2,263

(1)	Interest, operating lease and purchase obligations are reported on a pre-tax basis.

(2)
The calculations assume that only mandatory debt repayments are made, no additional refinancing or lending occurs, and the variable rates on the term loan and revolving credit facility are priced at the rate in effect as of December 31, 2015.

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
We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. Based on our outstanding debt with variable interest rates at December 31, 2015, a 1% increase in our borrowing rate would increase annual interest expense in 2016 by approximately $10 million.
In connection with processing electronic payments transactions, the funds we receive from subscribers are invested from the time we collect the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds are not included in our consolidated balance sheets and can fluctuate significantly based on consumer bill payment and debit card activity. Based on daily average subscriber funds balances during 2015 of approximately $1.1 billion, a 1% increase in applicable interest rates would increase our annual pre-tax income by approximately $10 million, and if applicable interest rates decreased to zero, our annual pre-tax income would decrease by less than $5 million.
We conduct business in the United States and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar denominated foreign investments and foreign currency transactions. We have entered into foreign currency forward exchange contracts with total notional values of approximately $85 million as of December 31, 2015 to hedge foreign currency exposure to the Indian Rupee. In 2015, approximately 6% of our total revenue was from clients in foreign countries. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at December 31, 2015, there would not have been a material impact on our annual income from continuing operations or financial position.

Item 8.  Financial Statements and Supplementary Data

Fiserv, Inc.
Consolidated Statements of Income

In millions, except per share data Year ended December 31,	2015	2014	2013

Revenue:
Processing and services	$4,411	$4,219	$4,035
Product	843	847	779
Total revenue	5,254	5,066	4,814
Expenses:
Cost of processing and services	2,178	2,164	2,081
Cost of product	731	717	695
Selling, general and administrative	1,034	975	977
Total expenses	3,943	3,856	3,753
Operating income	1,311	1,210	1,061
Interest expense	(169)	(163)	(163)
Loss on early debt extinguishment	(85)	—	—
Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	1,057	1,047	898
Income tax provision	(377)	(384)	(328)
Income from investment in unconsolidated affiliate	32	91	80
Income from continuing operations	712	754	650
Loss from discontinued operations, net of income taxes	—	—	(2)
Net income	$712	$754	$648
Net income (loss) per share - basic:
Continuing operations	$3.04	$3.04	$2.48
Discontinued operations	—	—	(0.01)
Total	$3.04	$3.03	$2.47
Net income (loss) per share - diluted:
Continuing operations	$2.99	$2.99	$2.44
Discontinued operations	—	—	(0.01)
Total	$2.99	$2.98	$2.44
Shares used in computing net income (loss) per share:
Basic	233.9	248.6	262.4
Diluted	238.0	252.7	266.1

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income

In millions Year ended December 31,	2015	2014	2013

Net income	$712	$754	$648
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit of $1 million	—	—	(1)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $6 million in each year	10	8	9
Foreign currency translation	(21)	(11)	(8)
Total other comprehensive loss	(11)	(3)	—
Comprehensive income	$701	$751	$648

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets

In millions December 31,	2015	2014

Assets
Cash and cash equivalents	$275	$294
Trade accounts receivable, less allowance for doubtful accounts	802	798
Prepaid expenses and other current assets	429	352
Total current assets	1,506	1,444
Property and equipment, net	396	317
Intangible assets, net	1,872	2,003
Goodwill	5,200	5,209
Other long-term assets	366	335
Total assets	$9,340	$9,308
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,024	$905
Current maturities of long-term debt	5	92
Deferred revenue	473	489
Total current liabilities	1,502	1,486
Long-term debt	4,288	3,698
Deferred income taxes	726	700
Other long-term liabilities	164	129
Total liabilities	6,680	6,013
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	952	897
Accumulated other comprehensive loss	(74)	(63)
Retained earnings	8,064	7,352
Treasury stock, at cost, 170.4 million and 155.4 million shares	(6,286)	(4,895)
Total shareholders’ equity	2,660	3,295
Total liabilities and shareholders’ equity	$9,340	$9,308

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
In millions	Shares	Amount				Shares	Amount

Balance at January 1, 2013	396	$4	$802	$(60)	$5,950	129	$(3,279)
Net income					648
Share-based compensation			46
Shares issued under stock plans including income tax benefits			(4)			(3)	65
Purchases of treasury stock						13	(587)
Balance at December 31, 2013	396	4	844	(60)	6,598	139	(3,801)
Net income					754
Other comprehensive loss				(3)
Share-based compensation			49
Shares issued under stock plans including income tax benefits			4			(2)	64
Purchases of treasury stock						18	(1,158)
Balance at December 31, 2014	396	4	897	(63)	7,352	155	(4,895)
Net income					712
Other comprehensive loss				(11)
Share-based compensation			65
Shares issued under stock plans including income tax benefits			(10)			(2)	80
Purchases of treasury stock						17	(1,471)
Balance at December 31, 2015	396	$4	$952	$(74)	$8,064	170	$(6,286)

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows

In millions Year ended December 31,	2015	2014	2013

Cash flows from operating activities:
Net income	$712	$754	$648
Adjustment for discontinued operations	—	—	2
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	223	200	193
Amortization of acquisition-related intangible assets	194	204	210
Share-based compensation	65	49	46
Excess tax benefits from share-based awards	(38)	(18)	(11)
Deferred income taxes	20	3	(9)
Income from investment in unconsolidated affiliate	(32)	(91)	(80)
Loss on early debt extinguishment	85	—	—
Dividends from unconsolidated affiliate	36	110	6
Non-cash impairment charge	—	—	30
Other operating activities	5	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(2)	(42)	(47)
Prepaid expenses and other assets	(66)	(39)	(48)
Accounts payable and other liabilities	148	168	37
Deferred revenue	(4)	9	62
Net cash provided by operating activities from continuing operations	1,346	1,307	1,039
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(359)	(292)	(236)
Payments for acquisitions of businesses, net of cash acquired	—	—	(30)
Dividends from unconsolidated affiliate	—	—	116
Net proceeds from investments	1	7	4
Other investing activities	(2)	(1)	(2)
Net cash used in investing activities from continuing operations	(360)	(286)	(148)
Cash flows from financing activities:
Debt proceeds	3,121	604	2,252
Debt repayments, including redemption and other costs	(2,707)	(653)	(2,590)
Proceeds from issuance of treasury stock	71	53	49
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,522)	(1,148)	(578)
Excess tax benefits from share-based awards	38	18	11
Other financing activities	(6)	—	(17)
Net cash used in financing activities from continuing operations	(1,005)	(1,126)	(873)
Net change in cash and cash equivalents from continuing operations	(19)	(105)	18
Net cash flows (to) from discontinued operations	—	(1)	24
Cash and cash equivalents, beginning of year	294	400	358
Cash and cash equivalents, end of year	$275	$294	$400
Discontinued operations cash flow information:
Net cash used in operating activities	$—	$(1)	$(11)
Net cash provided by investing activities	—	—	35
Net change in cash and cash equivalents from discontinued operations	—	(1)	24
Net cash flows from (to) continuing operations	—	1	(24)
Beginning balance - discontinued operations	—	—	—
Ending balance - discontinued operations	$—	$—	$—

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of the Business
Fiserv, Inc. and its subsidiaries (collectively, the “Company”) provide financial services technology to clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants, mutual savings banks, and building societies. The Company provides account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. The Company is principally located in the United States where it operates data and transaction processing centers, provides technology support, develops software and payment solutions, and offers consulting services.
The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. Additional information regarding the Company’s business segments is included in Note 9.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence but not control are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
Stock Split
On November 20, 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock and a proportionate increase in the number of its authorized shares of common stock. The additional shares were distributed on December 16, 2013 to shareholders of record at the close of business on December 2, 2013. The Company’s common stock began trading at the split-adjusted price on December 17, 2013. All share and per share amounts are retroactively presented on a split-adjusted basis. The impact of the stock split was an increase of $2 million to common stock and an offsetting reduction in additional paid-in capital, which has been retroactively restated.
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
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. For public entities, ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted, and may be applied either prospectively or retrospectively. The Company early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. Accordingly, $42 million of current deferred tax assets have been reclassified to noncurrent assets and liabilities on the December 31, 2014 consolidated balance sheet, which increased other long-term assets by $26 million and decreased noncurrent deferred income tax liabilities by $16 million.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs; therefore, the amortization of such costs will continue to be reported as interest expense. For public entities, ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permissible for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis to all prior periods. The Company early adopted ASU 2015-03 effective December 31, 2015. Accordingly, $13 million of debt issuance costs, previously included within other long-term assets, have been reclassified as a reduction of long-term debt on the December 31, 2014 consolidated balance sheet.

Recently Issued Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements of financial instruments. For public entities, ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for certain provisions of the standard. Entities must apply the standard, with certain exceptions, using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that the adoption of ASU 2016-01 will have on its consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments related to a business combination. The standard requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 also requires companies to disclose the portion of the adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, either separately in the income statement or in the notes. For public entities, ASU 2015-16 is effective prospectively for annual and interim periods after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 clarifies how to determine whether equity holders as a group have power to direct the activities that most significantly affect the legal entity’s economic performance and could affect whether it is a variable interest entity. For public entities, ASU 2015-02 is effective for annual periods beginning after December 15, 2015; early adoption is allowed, including in any interim period. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to clarify the principles of recognizing revenue and to create common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model involves a five-step process for achieving that core principle, along with comprehensive disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date of the new revenue standard for one year and will permit early adoption as of the original effective date in ASU 2014-09. For public entities, the standard is effective for annual and interim periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt this new guidance. The Company is currently assessing the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of debt is described in Note 5 and was estimated using quoted prices in inactive markets (level 2 of the fair value hierarchy) or using discounted cash flows based on the Company’s current incremental borrowing rates (level 3 of the fair value hierarchy).
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
Processing and services revenue is recognized as services are provided and is primarily derived from contracts that generate account- and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer, debit processing services, and consulting services. Certain of the Company’s revenue is generated from multiple element arrangements involving various combinations of product and service deliverables. The deliverables within these arrangements are evaluated at contract inception to determine whether they represent separate units of accounting, and if so, contract consideration is allocated to each deliverable based on relative selling price. The relative selling price is determined using vendor specific objective evidence of fair value, third-party evidence or best estimate of selling price. Revenue is then recognized in accordance with the appropriate revenue recognition guidance applicable to the respective elements. Also included in processing and services revenue is software maintenance fee revenue for ongoing client support, which is recognized ratably over the term of the applicable support period, generally 12 months. Deferred revenue consists primarily of advance cash receipts for services and is recognized as revenue when the services are provided.
Product revenue is primarily derived from integrated print and card production sales, as well as software license sales which represented less than 4% of consolidated revenue. For software license agreements that do not require significant customization or modification, the Company recognizes software license revenue upon delivery, assuming persuasive evidence of an arrangement exists, the license fee is fixed or determinable, and collection is reasonably assured. Arrangements with customers that include significant customization, modification or production of software are accounted for under contract accounting, with revenue recognized using the percentage-of-completion method based upon efforts-expended, such as labor hours, to measure progress towards completion. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable and were not material for any period presented.
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
Allowance for Doubtful Accounts
The Company analyzes the collectibility of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $11 million at both December 31, 2015 and 2014.

Prepaid Expenses
Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $146 million and $132 million at December 31, 2015 and 2014, respectively.
Settlement Assets and Obligations
Settlement assets of $230 million and $182 million were included in prepaid expenses and other current assets at December 31, 2015 and 2014, respectively, and settlement obligations of $224 million and $176 million were included in accounts payable and accrued expenses at December 31, 2015 and 2014, respectively. Settlement assets and obligations result from timing differences between collection and fulfillment of payment transactions primarily associated with the Company’s walk-in and expedited bill payment service businesses. Settlement assets represent cash received or amounts receivable from agents, payment networks or directly from consumers. Settlement obligations represent amounts payable to clients and payees.
Property and Equipment
Property and equipment are reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2015	2014
Land	—	$19	$23
Data processing equipment	3 to 5 years	662	657
Buildings and leasehold improvements	5 to 40 years	253	209
Furniture and equipment	5 to 8 years	171	165
		1,105	1,054
Less: accumulated depreciation		(709)	(737)
Total		$396	$317
Depreciation expense for all property and equipment totaled $80 million, $71 million and $70 million in 2015, 2014 and 2013, respectively.

Intangible Assets
Intangible assets consisted of the following at December 31:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2015
Customer related intangible assets	$2,155	$922	$1,233
Acquired software and technology	488	413	75
Trade names	120	53	67
Capitalized software development costs	575	199	376
Purchased software	256	135	121
Total	$3,594	$1,722	$1,872

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2014
Customer related intangible assets	$2,155	$797	$1,358
Acquired software and technology	493	356	137
Trade names	120	46	74
Capitalized software development costs	574	240	334
Purchased software	234	134	100
Total	$3,576	$1,573	$2,003
Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 10 to 20 years. Acquired software and technology represents software and technology intangible assets obtained as part of acquired businesses and are amortized over their estimated useful lives, generally four to eight years. Trade names are amortized over their estimated useful lives, generally 10 to 20 years. Amortization expense for acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, totaled $194 million, $204 million, and $210 million in 2015, 2014 and 2013, respectively.
The Company continually develops, maintains and enhances its products and systems. In each of 2015, 2014 and 2013, product development expenditures represented approximately 9% of the Company’s total revenue. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.
Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Capitalized software development costs are amortized over their estimated useful lives, generally five years. Gross software development costs capitalized for new products and enhancements to existing products totaled $137 million, $129 million, and $120 million in 2015, 2014 and 2013, respectively. Amortization of previously capitalized software development costs that have been placed into service was $92 million, $82 million, and $72 million in 2015, 2014 and 2013, respectively. During 2013, the Company incurred a $30 million non-cash impairment charge to capitalized software development costs as a result of the acquisition of Open Solutions, Inc. (“Open Solutions”). See Note 2.
Purchased software represents software licenses purchased from third parties and is amortized over their estimated useful lives, generally three to five years. Amortization of purchased software totaled $33 million, $29 million and $32 million in 2015, 2014 and 2013, respectively.
The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at December 31, 2015 will be approximately $150 million in 2016, $140 million in each of 2017 and 2018, $130 million in 2019, and $110 million in 2020. Annual amortization expense in 2016 with respect to capitalized and purchased software recorded at December 31, 2015 is estimated to approximate $130 million.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level or one level below. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of the reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting units are less than their respective carrying values. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to its reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step quantitative impairment test by comparing reporting unit carrying values to estimated fair values. No impairment was identified in the Company’s annual impairment assessment in the fourth quarter of 2015 as the estimated fair values of the respective reporting units exceeded the carrying values. In addition, there is no accumulated impairment loss through December 31, 2015. The changes in goodwill during 2015 and 2014 were as follows:

(In millions)	Payments	Financial	Total
Goodwill - December 31, 2013	$3,444	$1,772	$5,216
Foreign currency adjustments	(4)	(3)	(7)
Goodwill - December 31, 2014	3,440	1,769	5,209
Foreign currency adjustments	(3)	(6)	(9)
Goodwill - December 31, 2015	$3,437	$1,763	$5,200
Asset Impairment
The Company reviews property and equipment, intangible assets and its investment in unconsolidated affiliate for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reviews capitalized software development costs for impairment at each balance sheet date. Recoverability of property and equipment, capitalized software development costs, and other intangible assets is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. The Company’s investment in unconsolidated affiliate is assessed by comparing the carrying amount of the investment to its estimated fair value and is impaired if any decline in fair value is determined to be other than temporary. Measurement of any impairment loss is based on estimated fair value.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at December 31:

(In millions)	2015	2014
Trade accounts payable	$74	$61
Client deposits	330	261
Settlement obligations	224	176
Accrued compensation and benefits	196	192
Other accrued expenses	200	215
Total	$1,024	$905
Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against deferred tax assets if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2014	$(41)	$(20)	$(2)	$(63)
Other comprehensive loss before reclassifications	—	(21)	—	(21)
Amounts reclassified from accumulated other comprehensive loss	10	—	—	10
Net current-period other comprehensive (loss) income	10	(21)	—	(11)
Balance at December 31, 2015	$(31)	$(41)	$(2)	$(74)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2013	$(49)	$(9)	$(2)	$(60)
Other comprehensive loss before reclassifications	—	(11)	—	(11)
Amounts reclassified from accumulated other comprehensive loss	8	—	—	8
Net current-period other comprehensive (loss) income	8	(11)	—	(3)
Balance at December 31, 2014	$(41)	$(20)	$(2)	$(63)
Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2015, the Company estimates that it will recognize approximately $12 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of December 31, 2015 and 2014, the notional amount of these derivatives was approximately $85 million and $73 million, respectively, and the fair value totaling approximately $1 million is reported in accounts payable and accrued expenses in the consolidated balance sheets at December 31, 2015 and 2014.
Net Income Per Share
Net income per share in each period is calculated using actual, unrounded amounts. Basic net income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options and restricted stock units and are computed using the treasury stock method. In 2015, 2014 and 2013, the Company excluded 0.9 million, 1.2 million and 1.5 million weighted-average shares, respectively, from the calculations of common stock equivalents for anti-dilutive stock options.
The computation of shares used in calculating basic and diluted net income per share is as follows:

(In millions)	2015	2014	2013
Weighted-average common shares outstanding used for the calculation of net income per share - basic	233.9	248.6	262.4
Common stock equivalents	4.1	4.1	3.7
Weighted-average common shares outstanding used for the calculation of net income per share - diluted	238.0	252.7	266.1

Supplemental Cash Flow Information

(In millions)	2015	2014	2013
Interest paid, including on assumed debt	$150	$144	$165
Income taxes paid from continuing operations	306	336	299
Treasury stock purchases settled after the balance sheet date	15	19	9
Liabilities assumed in acquisitions of businesses	—	—	1,176
2. Acquisition
In January 2013, the Company acquired Open Solutions, a provider of account processing technology for financial institutions, for a cash purchase price of $55 million and the assumption of approximately $960 million of debt. This acquisition, included within the Financial segment, advanced the Company’s go-to-market strategies by adding a number of products and services and by expanding the number of account processing clients to which the Company can provide its broad array of add-on products and services.
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
3. Discontinued Operation
In March 2013, the Company sold its club solutions business (“Club Solutions”) for approximately $35 million in cash. The 2013 results of operations and cash flows of Club Solutions, which were previously included within the Payments segment, have been reported as discontinued operations in the accompanying consolidated financial statements. During 2013, Club Solutions revenue was $10 million, and the Company recognized a $4 million loss, net of income taxes, on the sale of the business.
4. Investment in Unconsolidated Affiliate
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $17 million and $21 million at December 31, 2015 and 2014, respectively, and is reported within other long-term assets in the consolidated balance sheets. To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference is generally amortized over the lives of the related assets and included in the Company’s share of equity in earnings of the unconsolidated affiliate. In 2015, 2014 and 2013, the Company received cash dividends, funded from capital transactions, from StoneRiver of $36 million, $110 million and $122 million, respectively, which were recorded as reductions in the Company’s investment in StoneRiver. The portions of these dividends that represented returns on the Company’s investment were $36 million in 2015, $110 million in 2014 and $6 million in 2013 and are reported in cash flows from operating activities. In January 2016, the Company received a $140 million cash dividend from StoneRiver funded from the January 2016 sale of a business interest.
During 2015 and 2014, StoneRiver recognized net gains on the sales of subsidiary businesses, and in 2013, completed a transaction which reduced its ownership interest in another subsidiary business, resulting in a gain associated with the deconsolidation. The Company’s share of the net gains and related expenses on these transactions of $29 million in 2015, $87 million in 2014 and $71 million in 2013 was recorded within income from investment in unconsolidated affiliate, with the related tax expenses of $13 million, $36 million and $17 million, respectively, recorded through the income tax provision, in the accompanying consolidated statements of income.

5. Long-Term Debt
The Company’s long-term debt, net of discounts and debt issuance costs, consisted of the following at December 31:

(In millions)	2015	2014
Term loan	$628	$808
Revolving credit facility	379	42
3.125% senior notes due 2015	—	300
3.125% senior notes due 2016	—	599
6.8% senior notes due 2017	—	498
2.7% senior notes due 2020	843	—
4.625% senior notes due 2020	448	447
4.75% senior notes due 2021	397	397
3.5% senior notes due 2022	694	693
3.85% senior notes due 2025	893	—
Other borrowings	11	6
Total debt	4,293	3,790
Less: current maturities	(5)	(92)
Long-term debt	$4,288	$3,698
The estimated fair value of total debt was $4.3 billion and $3.9 billion at December 31, 2015 and 2014, respectively. The Company was in compliance with all financial debt covenants during 2015. Annual maturities of the Company’s total debt were as follows at December 31, 2015:

(In millions)
Year ending December 31,
2016	$5
2017	94
2018	539
2019	1
2020	1,670
Thereafter	1,984
Total	$4,293
Revolving Credit Facility
In April 2015, the Company entered into an amended and restated revolving credit agreement that restated its existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from October 2018 to April 2020. The amended and restated credit agreement also provided that the Company's subsidiaries that were guaranteeing its obligations under the revolving credit facility were released from their respective guarantees. Borrowings under the amended revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on the Company's long-term debt rating in effect from time to time. The variable interest rate on the revolving credit facility borrowings was 1.49% at December 31, 2015. There are no significant commitment fees and no compensating balance requirements. The amended revolving credit facility contains various restrictions and covenants that are substantially similar to those under the Company's previously existing credit agreement and require the Company, among other things, to: (i) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
Term Loan
The Company maintains a term loan with a syndicate of banks that matures in October 2018 and bears interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on the Company’s long-term debt rating in effect from time to time. The variable interest rate on the term loan borrowings was 1.67% at December 31, 2015. A remaining scheduled principal payment of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above. In April 2015, the Company entered into an amendment to its term loan facility to conform certain of its terms to those in the amended and restated credit agreement, including providing that the Company's subsidiaries that were guaranteeing its obligations under the term loan facility were released from their respective guarantees.
Senior Notes
In May 2015, the Company completed an offering of $1.75 billion of senior notes comprised of $850 million aggregate principal amount of 2.7% senior notes due in June 2020 and $900 million aggregate principal amount of 3.85% senior notes due in June 2025. The notes pay interest at the stated rates semi-annually on June 1 and December 1, which commenced on December 1, 2015. The Company’s 4.625% senior notes due in October 2020 and 3.5% senior notes due in October 2022 pay interest at the stated rates on April 1 and October 1 of each year. The Company’s 4.75% senior notes due in June 2021 pay interest at the stated rate on June 15 and December 15 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person; (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. At December 31, 2014, the Company’s $300 million aggregate principal amount of 3.125% senior notes due in October 2015 were classified in the consolidated balance sheet as long-term as the Company had the intent to refinance this debt on a long-term basis and the ability to do so under its amended and restated revolving credit facility. In October 2015, the Company used its available borrowings under the amended and restated revolving credit facility to repay the $300 million aggregate principal amount of 3.125% senior notes.
In May 2015, the Company used the net proceeds from the offering described above to redeem its $600 million aggregate principal amount of 3.125% senior notes due in June 2016 and $500 million aggregate principal amount of 6.8% senior notes due in November 2017. The Company recorded a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with this redemption. In addition, the Company paid scheduled December 2015 and December 2016 principal payments on the term loan totaling $180 million and repaid, at that time, outstanding borrowings under the amended and restated revolving credit facility. The remaining net proceeds from the offering were used for general corporate purposes.
In April 2015, the Company provided notice to the trustee under the indenture and supplemental indentures governing its outstanding senior notes that the subsidiary guarantors of the outstanding senior notes were automatically released from all of their obligations under the supplemental indentures and their respective guarantees.
Debt Issuance Costs
Debt issuance costs are amortized as a component of interest expense over the term of the underlying debt using the effective interest method. Debt issuance costs related to the Company's term loan and senior notes totaled $21 million and $13 million at December 31, 2015 and 2014, respectively, net of accumulated amortization of $20 million and $24 million, respectively, and are reported as a direct reduction of the related debt instrument in the consolidated balance sheets. Debt issuance costs related to the Company's revolving credit facility are reported in other long-term assets in the consolidated balance sheets and totaled $7 million and $6 million at December 31, 2015 and 2014, respectively, net of accumulated amortization of $8 million and $7 million respectively.

6. Income Taxes
Substantially all of the Company's pre-tax earnings are derived from domestic operations in all periods presented. A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.8%	2.6%	2.5%
Unconsolidated affiliate tax	1.1%	3.4%	1.9%
Domestic production activities deduction	(2.1)%	(4.1)%	(1.3)%
Other, net	(0.1)%	(0.3)%	(1.6)%
Effective income tax rate	35.7%	36.6%	36.5%
The income tax provision for continuing operations was as follows:

(In millions)	2015	2014	2013
Current:
Federal	$315	$331	$290
State	31	40	35
Foreign	11	10	12
	357	381	337

Deferred:
Federal	22	(4)	(12)
State	(2)	6	1
Foreign	—	1	2
	20	3	(9)
Income tax provision	$377	$384	$328
Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2015	2014
Accrued expenses	$49	$37
Interest rate hedge contracts	20	28
Share-based compensation	51	46
Net operating loss and credit carry-forwards	102	123
Deferred revenue	49	47
Other	12	28
Subtotal	283	309
Valuation allowance	(35)	(42)
Total deferred tax assets	248	267

Capitalized software development costs	(142)	(127)
Intangible assets	(700)	(737)
Property and equipment	(68)	(42)
Other	(42)	(35)
Total deferred tax liabilities	(952)	(941)
Total	$(704)	$(674)

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2015	2014
Noncurrent assets	$22	$26
Noncurrent liabilities	(726)	(700)
Total	$(704)	$(674)
Noncurrent deferred tax assets are included in other long-term assets at December 31, 2015 and 2014.
Unrecognized tax benefits were as follows:

(In millions)	2015	2014	2013
Unrecognized tax benefits - Beginning of year	$55	$60	$56
Increases for tax positions taken during the current year	10	9	9
Increases for tax positions taken in prior years	—	10	6
Decreases for tax positions taken in prior years	(10)	(21)	(7)
Decreases for settlements	(1)	(1)	(2)
Lapse of the statute of limitations	—	(2)	(2)
Unrecognized tax benefits - End of year	$54	$55	$60
At December 31, 2015, unrecognized tax benefits of $45 million, net of federal and state benefits, would affect the effective income tax rate from continuing operations if recognized. In 2016, reductions to unrecognized tax benefits for decreases in tax positions taken in prior years, settlements and the lapse of statutes of limitations are estimated to total approximately $16 million. The Company classifies interest expense and penalties related to income taxes as components of its income tax provision. The income tax provision from continuing operations included interest expense and penalties on unrecognized tax benefits of less than $1 million in each of 2015, 2014 and 2013. Accrued interest expense and penalties related to unrecognized tax benefits totaled $4 million and $5 million at December 31, 2015 and 2014, respectively.
The Company’s federal tax returns for 2009 through 2015 and tax returns in certain states and foreign jurisdictions for 2006 through 2015 remain subject to examination by taxing authorities. At December 31, 2015, the Company had federal net operating loss carry-forwards of $138 million, which expire in 2016 through 2031, state net operating loss carry-forwards of $555 million, which expire in 2016 through 2035, and foreign net operating loss carry-forwards of $95 million, $47 million of which expire in 2017 through 2035, and the remainder of which do not expire.
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
Restricted Stock Units – The Company awards restricted stock units to employees and non-employee directors. The Company recognizes compensation expense for restricted stock units based on the market price of the common stock on the date of award over the period during which the awards vest. Restricted stock units generally vest over a three-year period beginning on the second anniversary of the award.
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

Share-based compensation expense was $65 million in 2015, $49 million in 2014 and $46 million in 2013. The income tax benefits related to share-based compensation totaled $22 million, $17 million and $16 million in 2015, 2014 and 2013, respectively. At December 31, 2015, the total remaining unrecognized compensation cost for unvested stock options and restricted stock units, net of estimated forfeitures, of $61 million is expected to be recognized over a weighted-average period of 2.2 years.
The weighted-average estimated fair value of stock options granted during 2015, 2014 and 2013 was $25.51, $18.90 and $13.00 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2015	2014	2013
Expected life (in years)	6.4	6.3	6.4
Average risk-free interest rate	1.9%	2.0%	0.9%
Expected volatility	29.2%	29.6%	29.9%
Expected dividend yield	0%	0%	0%
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
A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2014	9,874	$32.69
Granted	1,120	79.30
Forfeited	(143)	57.63
Exercised	(2,262)	26.45
Stock options outstanding - December 31, 2015	8,589	$40.00	5.8	$442
Stock options exercisable - December 31, 2015	6,077	$30.53	4.7	$370
A summary of restricted stock unit activity is as follows:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Restricted stock units - December 31, 2014	1,862	$42.02
Granted	334	79.45
Forfeited	(117)	49.87
Vested	(519)	38.25
Restricted stock units - December 31, 2015	1,560	$50.72
The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2015	2014	2013
Total intrinsic value of stock options exercised	$123	$43	$27
Cash received from stock option exercises	35	33	32
Gross income tax benefit from stock option exercises	46	16	10
Fair value of restricted stock units upon vesting	41	35	31

As of December 31, 2015, 20.4 million share-based awards were available for grant under the Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.5 million, 0.6 million and 0.7 million shares in 2015, 2014 and 2013, respectively. As of December 31, 2015, there were 7.9 million shares available for issuance under the employee stock purchase plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 2.0 million shares, (ii) 1% of the shares of the Company’s common stock outstanding on such date or (iii) a lesser amount determined by the Company’s board of directors.
Employee Savings Plans
The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries and the Company makes matching contributions, each subject to certain limitations. Expenses for company contributions under these plans totaled $40 million, $37 million and $36 million in 2015, 2014 and 2013, respectively.
8. Leases, Commitments and Contingencies
Leases
The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2015:

(In millions)
Year ending December 31,
2016	$89
2017	74
2018	54
2019	34
2020	26
Thereafter	67
Total	$344
Rent expense for all operating leases was $115 million, $108 million and $105 million during 2015, 2014 and 2013, respectively.
Commitments and Contingencies
Litigation
In the normal course of business, the Company and its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.8 billion at December 31, 2015.
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

9. Business Segment Information
The Company’s operations are comprised of the Payments segment and the Financial segment. The Payments segment primarily provides debit and credit card processing and services, electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, and other electronic payments software and services. The businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of unallocated corporate expenses including share-based compensation, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

(In millions)	Payments	Financial	Corporate and Other	Total
2015
Processing and services revenue	$2,159	$2,256	$(4)	$4,411
Product revenue	703	187	(47)	843
Total revenue	2,862	2,443	(51)	5,254
Operating income	840	826	(355)	1,311
Total assets	5,833	3,242	265	9,340
Capital expenditures	230	119	10	359
Depreciation and amortization expense	119	76	222	417

2014
Processing and services revenue	$2,030	$2,195	$(6)	$4,219
Product revenue	717	172	(42)	847
Total revenue	2,747	2,367	(48)	5,066
Operating income	768	773	(331)	1,210
Total assets	5,850	3,225	233	9,308
Capital expenditures	176	107	9	292
Depreciation and amortization expense	102	71	231	404

2013
Processing and services revenue	$1,902	$2,143	$(10)	$4,035
Product revenue	650	166	(37)	779
Total revenue	2,552	2,309	(47)	4,814
Operating income	702	745	(386)	1,061
Total assets	5,985	3,220	261	9,466
Capital expenditures	131	87	18	236
Depreciation and amortization expense	93	71	239	403
Revenue to clients outside the United States comprised approximately 6% of total revenue in each of 2015 and 2014 and 7% in 2013.

10. Quarterly Financial Data (unaudited)
Quarterly financial data for 2015 and 2014 was as follows:

(In millions, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Total revenue	$1,275	$1,298	$1,313	$1,368	$5,254
Cost of processing and services	542	542	541	553	2,178
Cost of product	181	168	172	210	731
Selling, general and administrative expenses	238	262	258	276	1,034
Total expenses	961	972	971	1,039	3,943
Operating income	314	326	342	329	1,311
Income from continuing operations (1)	178	127	218	189	712
Net income (1)	178	127	218	189	712
Comprehensive income	170	132	209	190	701
Net income per share - continuing operations: (2)
Basic	$0.75	$0.54	$0.94	$0.83	$3.04
Diluted	$0.73	$0.53	$0.92	$0.81	$2.99

2014
Total revenue	$1,234	$1,253	$1,263	$1,316	$5,066
Cost of processing and services	541	532	537	554	2,164
Cost of product	180	171	168	198	717
Selling, general and administrative expenses	242	243	243	247	975
Total expenses	963	946	948	999	3,856
Operating income	271	307	315	317	1,210
Income from continuing operations	168	166	239	181	754
Net income	168	166	239	181	754
Comprehensive income	174	171	231	175	751
Net income per share - continuing operations: (2)
Basic	$0.66	$0.66	$0.96	$0.75	$3.04
Diluted	$0.65	$0.65	$0.95	$0.73	$2.99
_____

(1)
In May 2015, the Company recorded a pre-tax loss on early debt extinguishment of $85 million associated with the redemption of certain of its senior notes funded from the proceeds of a public offering of senior notes. Refer to Note 5 for more information regarding the Company's long-term debt.

(2)	Net income per share in each period is calculated using actual, unrounded amounts.
11. Subsequent Events
On January 15, 2016, the Company acquired Hewlett Packard Enterprise's Convenience Pay Services business, which enables providers to accept electronic payments from their consumers through multiple channels thereby expanding the Company's biller solution offerings. This acquisition is not anticipated to have a material impact on the Company's financial results.
On January 20, 2016, the Company entered into a definitive agreement with ACI Worldwide, Inc. to acquire certain assets of its Community Financial Services business in a transaction valued at $200 million, exclusive of related tax benefits. This transaction, which enhances the Company's suite of digital banking and payments solutions, is subject to regulatory approval and other customary closing conditions and is anticipated to close in the first quarter of 2016.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Fiserv, Inc.:
We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiserv, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 19, 2016

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Fiserv, Inc.:
We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 19, 2016

Item 9B. Other Information

On February 19, 2016, our Board of Directors adopted amendments to our Amended and Restated By-Laws (as amended, the “By-Laws”) to implement proxy access. The By-Laws include a new Section 14 of Article II that permits a shareholder, or a group of up to 20 shareholders, owning at least 3% of our outstanding shares of common stock continuously for at least three years, to nominate and include in our annual meeting proxy materials director nominees constituting up to the greater of 20% of our Board of Directors or two, provided that the shareholder(s) and nominee(s) satisfy the requirements specified in the By-Laws. The By-Laws also include changes to the Notice of Shareholder Business and Nomination of Directors provisions in Section 5 of Article II and Sections 2 and 5 of Article III to account for proxy access. The foregoing description is qualified in its entirety by reference to the full text of the By-Laws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” “Corporate Governance – Nominations of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2015.
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
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to the information set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in our definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2015.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2015, is incorporated by reference herein.

Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2015.

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	8,588,508 (2)	$40.00	20,363,155 (3)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total	8,588,508	$40.00	20,363,155

(1)
Columns (a) and (c) of the table above do not include 1,560,330 unvested restricted stock units outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan or 7,883,498 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares, (ii) 1% of the shares of our common stock outstanding on such date or (iii) a lesser amount determined by our board of directors.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance – Director Independence,” and “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2015.
Item 14.     Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information set forth under the captions “Independent Registered Public Accounting Firm and Fees” and “Audit Committee Pre-Approval Policy” in our definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2015.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.
Exhibits
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2016.

FISERV, INC.

By:	/s/ Jeffery W. Yabuki
Jeffery W. Yabuki
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2016.

Name	Capacity

/s/ Daniel P. Kearney	Chairman of the Board
Daniel P. Kearney

/s/ Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)
Jeffery W. Yabuki

/s/ Thomas J. Hirsch	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)
Thomas J. Hirsch

/s/ Alison Davis	Director
Alison Davis

/s/ Christopher M. Flink	Director
Christopher M. Flink

/s/ Dennis F. Lynch	Director
Dennis F. Lynch

/s/ Denis J. O’Leary	Director
Denis J. O’Leary

/s/ Glenn M. Renwick	Director
Glenn M. Renwick

/s/ Kim M. Robak	Director
Kim M. Robak

/s/ JD Sherman	Director
JD Sherman

/s/ Doyle R. Simons	Director
Doyle R. Simons

/s/ Thomas C. Wertheimer	Director
Thomas C. Wertheimer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws
4.1	Second Amended and Restated Credit Agreement, dated as of April 30, 2015, among Fiserv, Inc. and the financial institutions party thereto (2)
4.2	Loan Agreement, dated as of October 25, 2013, among Fiserv, Inc. and the financial institutions party thereto (3)
4.3	Amendment No. 1 to Loan Agreement, dated as of April 30, 2015, among Fiserv, Inc. and the financial institutions party thereto (2)
4.4	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (4)
4.5	Sixth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (5)
4.6	Eighth Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (6)
4.7	Tenth Supplemental Indenture, dated as of September 25, 2012, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)
4.8	Twelfth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association (8)
4.9	Thirteenth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association (8)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Fiserv, Inc. Stock Option and Restricted Stock Plan, as amended and restated (9)*
10.2	Fiserv, Inc. Amended and Restated 2007 Omnibus Incentive Plan (9)*
Fiserv, Inc. Stock Option and Restricted Stock Plan Forms of Award Agreements
10.3	- Form of Non-Qualified Stock Option Agreement for Outside Directors (10)*
10.4	- Form of Employee Non-Qualified Stock Option Agreement for Employee Directors (10)*
10.5	- Form of Employee Non-Qualified Stock Option Agreement for Senior Management (11)*
10.6	- Form of Amendment No. 1 to Stock Option Agreement (12)*
10.7	- Form of Amendment No. 2 to Stock Option Agreement for Senior Management (see Exhibit 10.15 below)*
Fiserv, Inc. Amended and Restated 2007 Omnibus Incentive Plan Forms of Award Agreements
10.8	- Form of Restricted Stock Unit Agreement (Non‑Employee Director) (13)*
10.9	- Form of Restricted Stock Unit Agreement (Employee) (13)*
10.10	- Form of Amendment to Restricted Stock Unit Agreement (Employee - Executive Officer) (14)*
10.11	- Form of Restricted Stock Unit Agreement (Executive Officer) (14)*
10.12	- Form of Restricted Stock Unit Agreement (Employee Without Retirement Vesting) (15)*
10.13	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (13)*
10.14	- Form of Stock Option Agreement (Employee) (13)*
10.15	- Form of Amendment to Stock Option Agreement (Employee - Executive Officer) (14)*
10.16	- Form of Stock Option Agreement (Executive Officer) (14)*
10.17	- Form of Stock Option Agreement (Employee Without Retirement Vesting) (15)*
10.18	- Form of Non-Qualified Stock Option Agreement (Special Equity Award 2008) (16)*
10.19	- Form of Performance Stock Unit Agreement (Employee)*
10.20	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (17)*

Exhibit Number	Exhibit Description
10.21	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 26, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (18)*
10.22	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 30, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (19)*
10.23	Amended and Restated Key Executive Employment and Severance Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (17)*
10.24	Employee Non-Qualified Stock Option Agreement, dated December 1, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (20)*
10.25	Employee Non-Qualified Stock Option Agreement, dated December 1, 2005, between Fiserv, Inc. and Jeffery W. Yabuki (20)*
10.26
Form of Amended and Restated Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Mark Ernst, Kevin Gregoire, Rahul Gupta, Thomas Hirsch, Lynn McCreary, Kevin Schultz, Steven Tait and Byron Vielehr (17)*

10.27	Employment Agreement, dated January 3, 2011, between Fiserv, Inc. and Mark A. Ernst (21)*
10.28	Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Rahul Gupta (13)*
10.29	Employment Agreement, dated October 27, 2009, between Fiserv, Inc. and Steven Tait (22)*
10.30	Amendment No. 1 to Employment Agreement, dated December 11, 2009, between Fiserv, Inc. and Steven Tait (22)*
10.31	Employment Agreement, dated February 23, 2010, between Fiserv, Inc. and Lynn S. McCreary (23)*
10.32	Amendment No. 1 to Employment Agreement, dated July 1, 2013, between Fiserv, Inc. and Lynn S. McCreary (23)*
10.33	Employment Agreement, dated November 7, 2013, between Fiserv, Inc. and Byron Vielehr (9)*
10.34	Employment Agreement, dated May 21, 2014, between Fiserv, Inc. and Kevin P. Gregoire (24)*
10.35	Letter Agreement, dated October 22, 2014, between Fiserv, Inc. and Kevin Schultz (14)*
10.36	Letter Agreement, effective February 10, 2016, between Fiserv, Inc. and Robert W. Hau (25)*
10.37	Form of Non-Employee Director Indemnity Agreement (16)
10.38	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (16)*
10.39	Non-Employee Director Compensation Schedule (15)*
21.1	Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_____
*    This exhibit is a management contract or compensatory plan or arrangement.

**
Filed with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iii) the Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (vi) Notes to Consolidated Financial Statements.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2013, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 5, 2015, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2013, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333‑147309) filed on November 13, 2007, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 21, 2010, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 14, 2011, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 25, 2012, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 22, 2015, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2014, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2004, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2006, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2012, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2015, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2009, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2009, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 7, 2005, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 27, 2011, and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 26, 2010, and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2013, and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2014, and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 16, 2016, and incorporated herein by reference.