Form 10-Q
period 2016-03-31
FISERV INC
filed 2016-05-06
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, there were 222,329,901 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Processing and services	$1,122	$1,067
Product	209	208
Total revenue	1,331	1,275
Expenses:
Cost of processing and services	553	542
Cost of product	181	181
Selling, general and administrative	258	238
Total expenses	992	961
Operating income	339	314
Interest expense	(40)	(41)
Interest and investment (loss) income, net	(7)	1
Income before income taxes and income from investment in unconsolidated affiliate	292	274
Income tax provision	(149)	(96)
Income from investment in unconsolidated affiliate	146	—
Net income	$289	$178

Net income per share – basic	$1.30	$0.75
Net income per share – diluted	$1.27	$0.73

Shares used in computing net income per share:
Basic	223.5	238.8
Diluted	227.3	243.0
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$289	$178
Other comprehensive income (loss):
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million in each period	2	2
Foreign currency translation	3	(10)
Total other comprehensive income (loss)	5	(8)
Comprehensive income	$294	$170
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$283	$275
Trade accounts receivable, net	805	802
Prepaid expenses and other current assets	388	429
Total current assets	1,476	1,506
Property and equipment, net	401	396
Intangible assets, net	1,909	1,872
Goodwill	5,380	5,200
Other long-term assets	386	366
Total assets	$9,552	$9,340
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,058	$1,024
Current maturities of long-term debt	4	5
Deferred revenue	480	473
Total current liabilities	1,542	1,502
Long-term debt	4,445	4,288
Deferred income taxes	721	726
Other long-term liabilities	160	164
Total liabilities	6,868	6,680
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	960	952
Accumulated other comprehensive loss	(69)	(74)
Retained earnings	8,353	8,064
Treasury stock, at cost, 172.7 million and 170.4 million shares	(6,564)	(6,286)
Total shareholders’ equity	2,684	2,660
Total liabilities and shareholders’ equity	$9,552	$9,340
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$289	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	60	53
Amortization of acquisition-related intangible assets	40	49
Share-based compensation	22	18
Excess tax benefits from share-based awards	(9)	—
Deferred income taxes	(6)	4
Income from investment in unconsolidated affiliate	(146)	—
Dividends from unconsolidated affiliate	140	—
Non-cash impairment charges	17	—
Other operating activities	—	(1)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	10	34
Prepaid expenses and other assets	(32)	(17)
Accounts payable and other liabilities	113	47
Deferred revenue	11	(19)
Net cash provided by operating activities	509	346
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(72)	(90)
Payments for acquisitions of businesses	(265)	—
Net cash used in investing activities	(337)	(90)
Cash flows from financing activities:
Debt proceeds	715	430
Debt repayments	(559)	(381)
Proceeds from issuance of treasury stock	30	28
Purchases of treasury stock, including employee shares withheld for tax obligations	(359)	(331)
Excess tax benefits from share-based awards	9	—
Net cash used in financing activities	(164)	(254)
Net change in cash and cash equivalents	8	2
Cash and cash equivalents, beginning balance	275	294
Cash and cash equivalents, ending balance	$283	$296
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three-month periods ended March 31, 2016 and 2015 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence but not control are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
2. Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. The standard requires that all tax effects related to share-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted in any interim or annual period for which financial statements have not yet been issued. The recognition of all excess tax benefits and tax deficiencies in the income statement, as well as related changes to the computation of diluted earnings per share, is to be applied prospectively. Entities may elect to apply the change in presentation in the statement of cash flows either prospectively or retrospectively to all periods presented. The Company is currently assessing the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The recognized liability is measured at the present value of lease payments not yet paid, and the corresponding asset represents the lessee’s right to use the underlying asset over the lease term and is based on the liability, subject to certain adjustments. For income statement purposes, the standard retains the dual model with leases classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. For public entities, ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.6 billion at March 31, 2016 and $4.3 billion at December 31, 2015, and was estimated using quoted prices in inactive markets for the Company’s senior notes (level 2 of the fair value hierarchy) or using discounted cash flows based on the Company’s current incremental borrowing rates for its term loan (level 3 of the fair value hierarchy).
4. Acquisitions
On January 15, 2016, the Company acquired Hewlett Packard Enterprise’s Convenience Pay Services business, which enables providers to accept electronic payments from their consumers through multiple channels, thereby expanding the Company’s biller solution offerings. On March 3, 2016, the Company completed its purchase of certain assets of ACI Worldwide, Inc.’s Community Financial Services business, further enhancing the Company’s suite of digital banking and payments solutions.
The Company acquired these businesses for an aggregate purchase price of $265 million. As of March 31, 2016, the preliminary purchase price allocations for these acquisitions resulted in technology and customer intangible assets totaling approximately $75 million, goodwill of approximately $180 million, and other identifiable net assets of approximately $10 million. The goodwill, recognized within the Payments and Industry Products (“Payments”) segment, from these transactions is deductible for tax purposes and is primarily attributed to synergies and anticipated revenue and earnings growth associated with the products and services that these businesses provide. The purchase price allocations were based on preliminary valuations and are subject to final adjustment.
The results of operations for these acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition. As a result of these acquisitions, the Company incurred merger and integration costs during the three months ended March 31, 2016, including a $10 million non-cash impairment charge related to the Company’s decision to replace existing software with an acquired solution. The related impairment charge was recorded in cost of processing and services within Corporate and Other as these charges are excluded from the Company’s measure of the Payments segment’s operating performance. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
5. Investment in Unconsolidated Affiliate
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. During the three months ended March 31, 2016, StoneRiver recognized a gain on the sale of a business interest in which the Company’s pre-tax share of this gain was $190 million. During the three months ended March 31, 2016, the Company also received cash dividends from StoneRiver, funded from the sale transaction, of $140 million which were recorded as reductions in the Company’s investment in StoneRiver. In conjunction with this activity, the Company evaluated its equity method investment in StoneRiver for its ability to recover the remaining carrying amount of such investment. Utilizing a discounted cash flow analysis (level 3 of the fair value hierarchy) to arrive at a measure of the investment’s fair value, the Company recognized an impairment loss of $44 million.
The Company's pre-tax share of the gain, net of the impairment loss, of $146 million was recorded within income from investment in unconsolidated affiliate, with the related tax expense of $54 million recorded through the income tax provision, in the consolidated statements of income. The Company’s investment in StoneRiver was $23 million and $17 million at March 31, 2016 and December 31, 2015, respectively, and is reported within other long-term assets in the consolidated balance sheets. The dividends, in their entirety, represented returns on the Company’s investment and are reported in cash flows from operating activities.
6. Share-Based Compensation
The Company recognized $22 million and $18 million of share-based compensation expense during the three months ended March 31, 2016 and 2015, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the three months ended March 31, 2016, the Company granted 0.9 million stock options and 0.5 million restricted and performance-based stock units at weighted-average estimated fair values of $31.37 and $97.99, respectively. During the three months ended March 31, 2015, the Company granted 1.1 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $25.41 and $78.98, respectively. During the three months ended March 31, 2016 and 2015, stock options to purchase 1.0 million and 1.4 million shares, respectively, were exercised.
7. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Weighted-average common shares outstanding used for the calculation of net income per share – basic	223.5	238.8
Common stock equivalents	3.8	4.2
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	227.3	243.0
For the each of the three-month periods ended March 31, 2016 and 2015, stock options for 0.6 million shares were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.
8. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2016
Customer related intangible assets	$2,197	$951	$1,246
Acquired software and technology	508	415	93
Trade names	117	52	65
Capitalized software development costs	590	207	383
Purchased software	208	86	122
Total	$3,620	$1,711	$1,909

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2015
Customer related intangible assets	$2,155	$922	$1,233
Acquired software and technology	488	413	75
Trade names	120	53	67
Capitalized software development costs	575	199	376
Purchased software	256	135	121
Total	$3,594	$1,722	$1,872
The Company estimates that annual amortization expense with respect to acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $160 million in 2016,

$150 million in 2017, $140 million in each of 2018 and 2019 and $120 million in 2020. Annual amortization expense in 2016 with respect to capitalized and purchased software is estimated to approximate $130 million.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	March 31, 2016	December 31, 2015
Trade accounts payable	$66	$74
Client deposits	352	330
Settlement obligations	176	224
Accrued income taxes	121	10
Accrued compensation and benefits	120	196
Other accrued expenses	223	190
Total	$1,058	$1,024
10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2015	$(31)	$(41)	$(2)	$(74)
Other comprehensive income before reclassifications	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income	2	3	—	5
Balance at March 31, 2016	$(29)	$(38)	$(2)	$(69)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2014	$(41)	$(20)	$(2)	$(63)
Other comprehensive loss before reclassifications	—	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive (loss) income	2	(10)	—	(8)
Balance at March 31, 2015	$(39)	$(30)	$(2)	$(71)
Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2016, the Company estimates that it will recognize approximately $12 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of March 31, 2016, the notional amount of these derivatives was approximately $74 million, and the fair value was nominal. As of December 31, 2015, the notional amount of these derivatives was approximately $85 million, and the fair value totaling approximately $1 million is reported in accounts payable and accrued expenses in the consolidated balance sheet.

11. Cash Flow Information
Supplemental cash flow information was as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Interest paid	$5	$4
Income taxes paid	23	13
Treasury stock purchases settled after the balance sheet date	8	12
12. Business Segment Information
The Company’s operations are comprised of the Payments segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides debit and credit card processing and services, electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, and other electronic payments software and services. The businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of unallocated corporate expenses including share-based compensation, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended March 31, 2016
Processing and services revenue	$560	$561	$1	$1,122
Product revenue	189	38	(18)	209
Total revenue	$749	$599	$(17)	$1,331
Operating income	$225	$195	$(81)	$339
Three Months Ended March 31, 2015
Processing and services revenue	$516	$552	$(1)	$1,067
Product revenue	180	41	(13)	208
Total revenue	$696	$593	$(14)	$1,275
Operating income	$191	$204	$(81)	$314
Goodwill in the Payments segment was $3.6 billion and $3.4 billion as of March 31, 2016 and December 31, 2015, respectively. Goodwill in the Financial segment was $1.8 billion at both March 31, 2016 and December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: pricing and other actions by competitors; the capacity of our technology to keep pace with a rapidly evolving marketplace; the impact of market and economic conditions on the financial services industry; the impact of a security breach or operational failure on our business; the effect of legislative and regulatory actions in the United States and internationally; our ability to comply with government regulations; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2015 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2016 to the comparable period in 2015.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2016.
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
During the first quarter of 2016, we acquired two businesses for an aggregate purchase price of $265 million. In January 2016, we acquired Hewlett Packard Enterprise's Convenience Pay Services business, which enables providers to accept electronic payments from their consumers through multiple channels, thereby expanding our biller solution offerings. In March 2016, we completed our purchase of certain assets of ACI Worldwide, Inc.'s Community Financial Services business, further enhancing our suite of digital banking and payments solutions.
During the first quarter of 2016, StoneRiver Group, L.P. (“StoneRiver”), a joint venture in which we own a 49% interest and account for under the equity method, recognized a net gain on the sale of a business interest. Our share of the net gain on this transaction was $146 million, with related tax expense of $54 million. In addition, we received cash dividends from StoneRiver, funded from the sale transaction, of $140 million during the first quarter of 2016.
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

	Three Months Ended March 31,
	2016	2015	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2016	2015	$	%
Revenue:
Processing and services	$1,122	$1,067	84.3%	83.7%	$55	5%
Product	209	208	15.7%	16.3%	1	—
Total revenue	1,331	1,275	100.0%	100.0%	56	4%
Expenses:
Cost of processing and services	553	542	49.3%	50.8%	11	2%
Cost of product	181	181	86.6%	87.0%	—	—
Sub-total	734	723	55.1%	56.7%	11	2%
Selling, general and administrative	258	238	19.4%	18.7%	20	8%
Total expenses	992	961	74.5%	75.4%	31	3%
Operating income	339	314	25.5%	24.6%	25	8%
Interest expense	(40)	(41)	(3.0)%	(3.2)%	(1)	(2)%
Interest and investment (loss) income, net	(7)	1	(0.5)%	0.1%	(8)	(800)%
Income before income taxes and income from investment in unconsolidated affiliate	$292	$274	21.9%	21.5%	$18	7%

_____________________

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2016	$749		$599		$(17)	$1,331
2015	696		593		(14)	1,275
Revenue growth	$53		$6		$(3)	$56
Revenue growth percentage	8%		1%			4%
Operating income:
2016	$225		$195		$(81)	$339
2015	191		204		(81)	314
Operating income growth	$34		$(9)		$—	$25
Operating income growth percentage	18%		(4)%			8%
Operating margin:
2016	30.0%		32.6%			25.5%
2015	27.5%		34.3%			24.6%
Operating margin growth (1)	250	bps	(170)	bps		90	bps

______________________

(1)	Represents the basis point growth or decline in operating margin.
Total Revenue
Total revenue increased $56 million, or 4%, in the first quarter of 2016 compared to 2015, primarily driven by revenue growth of 8% in our Payments segment.
Revenue in our Payments segment increased $53 million, or 8%, during the first quarter of 2016 compared to 2015. Payments segment revenue growth was driven by our recurring revenue businesses as processing and services revenue increased $44 million, or 9%, in the first quarter of 2016 compared to 2015. This growth was primarily due to new clients, additional product offerings and increased transaction volumes from existing clients in our card services and electronic payments businesses, as well as revenue from acquired businesses of $13 million. In addition, product revenue increased $9 million, or 5%, in the first quarter of 2016 compared to 2015 primarily due to increased volumes in our output solutions business, including a higher level of card manufacturing and personalization.
Revenue in our Financial segment increased $6 million, or 1%, during the first quarter of 2016 compared to 2015. Revenue growth was negatively impacted in the first quarter of 2016 from a decline in higher-margin software license-related revenue as compared to the prior year period.
Total Expenses
Total expenses increased $31 million, or 3%, in the first quarter of 2016 compared to 2015. Total expenses as a percentage of total revenue decreased 90 basis points from 75.4% in the first quarter of 2015 to 74.5% in the first quarter of 2016.
Cost of processing and services as a percentage of processing and services revenue decreased to 49.3% in the first quarter of 2016 compared to 50.8% in the first quarter of 2015. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by increased operating leverage in our recurring revenue businesses, as well as by operating efficiency initiatives across the company that have benefited our overall cost structure.
Cost of product as a percentage of product revenue decreased slightly to 86.6% in the first quarter of 2016 compared to 87.0% in the first quarter of 2015. Cost of product as a percentage of product revenue in the first quarter of 2016 was favorably impacted by increased volumes in our output solutions business, partially offset by the negative impact of a decline in higher-margin software license revenue.
Selling, general and administrative expenses as a percentage of total revenue increased to 19.4% in the first quarter of 2016 compared to 18.7% in the first quarter of 2015, due to the timing of certain employee compensation and benefit expenses in 2015. Selling, general and administrative expenses as a percentage of total revenue in the first quarter of 2016 of 19.4% was consistent with the full year 2015 rate of 19.7% of total revenue.

Operating Income and Operating Margin
Total operating income increased $25 million, or 8%, in the first quarter of 2016 compared to 2015. Total operating margin increased 90 basis points to 25.5% in the first quarter of 2016 compared to 24.6% in 2015. Operating income and operating margin improvements in 2016 were driven by revenue growth, scale efficiencies, expense discipline and operational effectiveness initiatives.
Operating income in our Payments segment increased $34 million, or 18%, and operating margin increased 250 basis points to 30.0%, in the first quarter of 2016 compared to 2015. The increases in operating income and operating margin in 2016 were primarily due to revenue growth and scale efficiencies in our card services and electronic payments businesses, along with product mix in our output solutions business, which included a higher level of card manufacturing and personalization.
Operating income in our Financial segment decreased $9 million, or 4%, and operating margin decreased 170 basis points to 32.6% in the first quarter of 2016 as compared to 2015. Operating income and operating margin in 2016 were negatively impacted by product mix including a decrease in higher-margin software license-related revenue.
The operating loss in the Corporate and Other segment was $81 million in both the first quarter of 2016 and 2015. The operating loss in the first quarter of 2016 includes acquisition-related integration costs, including a $10 million non-cash impairment charge associated with the decision to replace an existing software solution with software purchased in a business acquisition, offset by lower amortization compared to the first quarter of 2015 due to certain fully amortized acquisition-related intangible assets.
Interest Expense
Interest expense decreased slightly by $1 million or 2%, in the first quarter of 2016 compared to 2015 as higher average outstanding debt in 2016 was offset by a lower interest rate structure as a result of the debt refinancing activities in the second quarter of 2015.
Interest and Investment (Loss) Income
The interest and investment loss of $7 million in the first quarter of 2016 was attributable to a non-cash write-off of a $7 million cost-method investment.
Income Tax Provision
Income tax provision as a percentage of income before income from investment in unconsolidated affiliate was 51.0% and 35.1% in the first quarter of 2016 and 2015, respectively. The higher rate in the first quarter of 2016 was due to income tax expense of $54 million associated with our share of the net gain on the sale of a business interest by StoneRiver, partially reduced by the favorable resolution of tax matters.
Income from Investment in Unconsolidated Affiliate
Our share of StoneRiver's net income, attributed to the net gain on the sale of a business interest, was $146 million in the first quarter of 2016.
Net Income Per Share – Diluted
Net income per share-diluted was $1.27 and $0.73 in the first quarter of 2016 and 2015, respectively. Net income per share-diluted in the first quarter of 2016 was favorably impacted by $0.39 per share due to our share of the net gain on the sale of a business interest at StoneRiver, partially offset by the non-cash investment write-off. Amortization of acquisition-related intangible assets reduced net income per share-diluted by $0.12 and $0.13 in the first quarter of 2016 and 2015, respectively.

Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents and available borrowings under our revolving credit facility of $283 million and $1.5 billion, respectively, at March 31, 2016. The following table presents our operating cash flow and capital expenditure amounts for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2016	2015	$	%
Net income	$289	$178	$111
Depreciation and amortization	100	102	(2)
Share-based compensation	22	18	4
Excess tax benefits from share-based awards	(9)	—	(9)
Deferred income taxes	(6)	4	(10)
Income from investment in unconsolidated affiliate	(146)	—	(146)
Dividends from unconsolidated affiliate	140	—	140
Non-cash impairment charges	17	—	17
Net changes in working capital and other	102	44	58
Operating cash flow	$509	$346	$163	47%
Capital expenditures	$72	$90	$(18)	(20)%
Our net cash provided by operating activities, or operating cash flow, was $509 million in the first three months of 2016, an increase of 47% compared with $346 million in 2015. This increase was primarily due to increased operating results, cash dividends received from our StoneRiver joint venture, and favorable working capital changes. Working capital was favorably impacted in 2016 by the timing of accrued expenses, including tax payments associated with our share of the net gain at StoneRiver and corresponding dividends.
Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures were approximately 5% and 7% of our total revenue in the first three months of 2016 and 2015, respectively. Capital expenditures in 2015 include approximately $10 million related to our Atlanta facility consolidation, which is offset by a landlord reimbursement reported in net changes in working capital and other.
During the first three months of 2016, we received cash dividends of $140 million from our StoneRiver joint venture. These dividends, in their entirety, represented returns on our investment and are reported in cash flows from operating activities. In addition, we acquired Hewlett Packard Enterprise's Convenience Pay Services business and certain assets of ACI Worldwide, Inc.'s Community Financial Services business for an aggregate purchase price of $265 million during the first three months of 2016. These acquisitions were funded utilizing a combination of available cash and existing availability under our revolving credit facility.
We purchased $321 million of our common stock during the first three months of 2016. As of March 31, 2016, we had approximately 14.0 million shares remaining under our current share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

(In millions)	March 31, 2016	December 31, 2015
Term loan	$628	$628
Revolving credit facility	538	379
2.7% senior notes due 2020	843	843
4.625% senior notes due 2020	448	448
4.75% senior notes due 2021	398	397
3.5% senior notes due 2022	694	694
3.85% senior notes due 2025	893	893
Other borrowings	7	11
Total debt (including current maturities)	$4,449	$4,293
At March 31, 2016, our debt consisted primarily of $3.3 billion of senior notes, $628 million of term loan borrowings and $538 million of revolving credit facility borrowings. Interest on our senior notes is paid semi-annually. During the first three months of 2016, we were in compliance with all financial debt covenants.
Variable Rate Debt
We maintain a term loan and a $2.0 billion amended and restated revolving credit agreement with a syndicate of banks. Both the term loan and outstanding borrowings under the amended and restated revolving credit facility bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate was 1.68% on the term loan borrowings and 1.49% on the amended and restated revolving credit facility borrowings at March 31, 2016. A remaining scheduled principal payment on the term loan of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity in October 2018. There are no significant commitment fees and no compensating balance requirements on the amended and restated revolving credit facility, which expires in April 2020. The term loan and amended and restated revolving credit facility contain various, substantially similar restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 and have not materially changed since December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2016	2,049,000	$89.10	2,049,000	15,396,000
February 1-29, 2016	825,000	94.52	825,000	14,571,000
March 1-31, 2016	609,000	98.77	609,000	13,962,000
Total	3,483,000		3,483,000
_________________________

(1)
On November 19, 2014 and November 18, 2015, our board of directors authorized the purchase of up to 20.0 million and 15.0 million shares, respectively, of our common stock. The November 19, 2014 authorization was completed as of March 31, 2016, and the November 18, 2015 authorization does not expire.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	May 6, 2016	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	May 6, 2016	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1
Amendment No. 3, dated March 29, 2016, to the Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Fiserv, Inc. filed April 1, 2016).

10.2
Amendment No. 1, dated March 29, 2016, to the Amended and Restated Key Executive Employment and Severance Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Fiserv, Inc. filed April 1, 2016).

10.3	Form of Key Executive Employment and Severance Agreement between Fiserv, Inc. and Robert W. Hau.

31.1	Certification of the Chief Executive Officer, dated May 6, 2016

31.2	Certification of the Chief Financial Officer, dated May 6, 2016

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated May 6, 2016

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.