Form 10-Q
period 2016-06-30
FISERV INC
filed 2016-08-03
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, there were 219,815,160 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Processing and services	$1,159	$1,109	$2,281	$2,176
Product	204	189	413	397
Total revenue	1,363	1,298	2,694	2,573
Expenses:
Cost of processing and services	547	542	1,100	1,084
Cost of product	180	168	361	349
Selling, general and administrative	274	262	532	500
Total expenses	1,001	972	1,993	1,933
Operating income	362	326	701	640
Interest expense	(40)	(49)	(80)	(90)
Interest and investment (loss) income, net	—	—	(7)	1
Loss on early debt extinguishment	—	(85)	—	(85)
Income before income taxes and income from investment in unconsolidated affiliate	322	192	614	466
Income tax provision	(110)	(66)	(259)	(162)
Income from investment in unconsolidated affiliate	—	1	146	1
Net income	$212	$127	$501	$305

Net income per share – basic	$0.95	$0.54	$2.25	$1.28
Net income per share – diluted	$0.94	$0.53	$2.21	$1.26

Shares used in computing net income per share:
Basic	222.0	236.5	222.8	237.6
Diluted	225.6	240.4	226.5	241.7
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$212	$127	$501	$305
Other comprehensive (loss) income:
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million, $3 million, $2 million and $4 million	1	5	3	7
Foreign currency translation	(6)	—	(3)	(10)
Total other comprehensive (loss) income	(5)	5	—	(3)
Comprehensive income	$207	$132	$501	$302
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$263	$275
Trade accounts receivable, net	812	802
Prepaid expenses and other current assets	411	429
Total current assets	1,486	1,506
Property and equipment, net	394	396
Intangible assets, net	1,893	1,872
Goodwill	5,380	5,200
Other long-term assets	377	366
Total assets	$9,530	$9,340
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,006	$1,024
Current maturities of long-term debt	6	5
Deferred revenue	440	473
Total current liabilities	1,452	1,502
Long-term debt	4,548	4,288
Deferred income taxes	734	726
Other long-term liabilities	154	164
Total liabilities	6,888	6,680
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	978	952
Accumulated other comprehensive loss	(74)	(74)
Retained earnings	8,565	8,064
Treasury stock, at cost, 175.1 million and 170.4 million shares	(6,831)	(6,286)
Total shareholders’ equity	2,642	2,660
Total liabilities and shareholders’ equity	$9,530	$9,340
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$501	$305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	122	107
Amortization of acquisition-related intangible assets	80	99
Share-based compensation	39	36
Excess tax benefits from share-based awards	(37)	(29)
Deferred income taxes	5	(9)
Income from investment in unconsolidated affiliate	(146)	(1)
Dividends from unconsolidated affiliate	140	—
Non-cash impairment charges	17	—
Loss on early debt extinguishment	—	85
Other operating activities	(2)	1
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	3	53
Prepaid expenses and other assets	(38)	(40)
Accounts payable and other liabilities	37	38
Deferred revenue	(34)	(45)
Net cash provided by operating activities	687	600
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(145)	(203)
Payments for acquisitions of businesses	(265)	—
Other investing activities	2	—
Net cash used in investing activities	(408)	(203)
Cash flows from financing activities:
Debt proceeds	1,249	2,392
Debt repayments, including redemption and other costs	(991)	(2,055)
Proceeds from issuance of treasury stock	47	47
Purchases of treasury stock, including employee shares withheld for tax obligations	(633)	(574)
Excess tax benefits from share-based awards	37	29
Net cash used in financing activities	(291)	(161)
Net change in cash and cash equivalents	(12)	236
Cash and cash equivalents, beginning balance	275	294
Cash and cash equivalents, ending balance	$263	$530
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three-month and six-month periods ended June 30, 2016 and 2015 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence but not control are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
2. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which prescribes an impairment model for most financial assets based on expected losses rather than incurred losses. Under this model, an estimate of expected credit losses over the contractual life of the instrument is to be recorded as of the end of a reporting period as an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. For public entities, ASU 2016-13 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For most instruments, entities must apply the standard using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. The standard requires that all tax effects related to share-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted in any interim or annual period for which financial statements have not yet been issued. The recognition of all excess tax benefits and tax deficiencies in the income statement, as well as related changes to the computation of diluted earnings per share, is to be applied prospectively. Entities may elect to apply the change in presentation in the statement of cash flows either prospectively or retrospectively to all periods presented. The Company is currently assessing the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, and accounts payable approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.8 billion at June 30, 2016 and $4.3 billion at December 31, 2015, and was based on quoted prices in inactive markets for the Company’s senior notes (level 2 of the fair value hierarchy) and discounted cash flows based on the Company’s current incremental borrowing rate for its term loan (level 3 of the fair value hierarchy). The fair value of the Company’s revolving credit facility borrowings approximates carrying value as the underlying interest rate is variable based on LIBOR.
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
The Company acquired these businesses for an aggregate purchase price of $265 million. As of June 30, 2016, the preliminary purchase price allocations for these acquisitions resulted in technology and customer intangible assets totaling approximately $75 million, goodwill of approximately $180 million, and other identifiable net assets of approximately $10 million. The goodwill, recognized within the Payments and Industry Products (“Payments”) segment, from these transactions is deductible for tax purposes and is primarily attributed to synergies and anticipated revenue and earnings growth associated with the products and services that these businesses provide. The purchase price allocations were based on preliminary valuations and are subject to final adjustment.
The results of operations for these acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition. As a result of these acquisitions, the Company has incurred merger and integration costs, including a $10 million non-cash impairment charge in the first quarter of 2016 related to the Company’s decision to replace existing software with an acquired solution. The related impairment charge was recorded in cost of processing and services within Corporate and Other as such amount is excluded from the Company’s measure of the Payments segment’s operating performance. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.

5. Investment in Unconsolidated Affiliate
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. During the first quarter of 2016, StoneRiver recognized a gain on the sale of a business interest in which the Company’s pre-tax share of this gain was $190 million. During the first quarter of 2016, the Company also received cash dividends of $140 million from StoneRiver, which were funded from the sale transaction and recorded as reductions in the Company’s investment in StoneRiver. In conjunction with this activity, the Company evaluated its equity method investment in StoneRiver for its ability to recover the remaining carrying amount of such investment. Utilizing a discounted cash flow analysis (level 3 of the fair value hierarchy) to arrive at a measure of the investment’s fair value, the Company recognized an impairment loss of $44 million.
The Company's pre-tax share of the gain, net of the impairment loss, of $146 million was recorded within income from investment in unconsolidated affiliate, with the related tax expense of $54 million recorded through the income tax provision, in the consolidated statements of income. The Company’s investment in StoneRiver was $22 million and $17 million at June 30, 2016 and December 31, 2015, respectively, and is reported within other long-term assets in the consolidated balance sheets. The dividends, in their entirety, represented returns on the Company’s investment and are reported in cash flows from operating activities.
6. Share-Based Compensation
The Company recognized $17 million and $39 million of share-based compensation expense during the three and six months ended June 30, 2016, respectively, and $18 million and $36 million of share-based compensation expense during the three and six months ended June 30, 2015, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2016, the Company granted 0.9 million stock options and 0.5 million restricted and performance-based stock units at weighted-average estimated fair values of $31.42 and $98.16, respectively. During the six months ended June 30, 2015, the Company granted 1.1 million stock options and 0.3 million restricted stock units at weighted-average estimated fair values of $25.43 and $79.06, respectively. During the six months ended June 30, 2016 and 2015, stock options to purchase 1.3 million and 1.7 million shares, respectively, were exercised.
7. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Weighted-average common shares outstanding used for the calculation of net income per share – basic	222.0	236.5	222.8	237.6
Common stock equivalents	3.6	3.9	3.7	4.1
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	225.6	240.4	226.5	241.7
For the three months ended June 30, 2016 and 2015, stock options for 0.9 million and 1.1 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the six months ended June 30, 2016 and 2015, stock options for 0.7 million and 0.8 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

8. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2016
Customer related intangible assets	$2,197	$982	$1,215
Acquired software and technology	508	421	87
Trade names	117	54	63
Capitalized software development costs	609	217	392
Purchased software	226	90	136
Total	$3,657	$1,764	$1,893

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2015
Customer related intangible assets	$2,155	$922	$1,233
Acquired software and technology	488	413	75
Trade names	120	53	67
Capitalized software development costs	575	199	376
Purchased software	256	135	121
Total	$3,594	$1,722	$1,872
The Company estimates that annual amortization expense with respect to acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $160 million in 2016, $150 million in 2017, $140 million in each of 2018 and 2019, and $120 million in 2020. Annual amortization expense in 2016 with respect to capitalized and purchased software is estimated to approximate $130 million.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
Trade accounts payable	$71	$74
Client deposits	364	330
Settlement obligations	190	224
Accrued compensation and benefits	135	196
Other accrued expenses	246	200
Total	$1,006	$1,024

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2015	$(31)	$(41)	$(2)	$(74)
Other comprehensive loss before reclassifications	—	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive (loss) income	3	(3)	—	—
Balance at June 30, 2016	$(28)	$(44)	$(2)	$(74)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2014	$(41)	$(20)	$(2)	$(63)
Other comprehensive loss before reclassifications	—	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	7	—	—	7
Net current-period other comprehensive (loss) income	7	(10)	—	(3)
Balance at June 30, 2015	$(34)	$(30)	$(2)	$(66)
Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2016, the Company estimates that it will recognize approximately $12 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of June 30, 2016, the notional amount of these derivatives was approximately $71 million, and the fair value was nominal. As of December 31, 2015, the notional amount of these derivatives was approximately $85 million, and the fair value totaling approximately $1 million is reported in accounts payable and accrued expenses in the consolidated balance sheet.
11. Cash Flow Information
Supplemental cash flow information was as follows:

	Six Months Ended June 30,
(In millions)	2016	2015
Interest paid	$72	$75
Income taxes paid	203	150
Treasury stock purchases settled after the balance sheet date	24	15

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended June 30, 2016
Processing and services revenue	$587	$570	$2	$1,159
Product revenue	176	42	(14)	204
Total revenue	$763	$612	$(12)	$1,363
Operating income	$237	$202	$(77)	$362
Three Months Ended June 30, 2015
Processing and services revenue	$540	$570	$(1)	$1,109
Product revenue	161	38	(10)	189
Total revenue	$701	$608	$(11)	$1,298
Operating income	$208	$209	$(91)	$326
Six Months Ended June 30, 2016
Processing and services revenue	$1,147	$1,131	$3	$2,281
Product revenue	365	80	(32)	413
Total revenue	$1,512	$1,211	$(29)	$2,694
Operating income	$462	$397	$(158)	$701
Six Months Ended June 30, 2015
Processing and services revenue	$1,056	$1,122	$(2)	$2,176
Product revenue	341	79	(23)	397
Total revenue	$1,397	$1,201	$(25)	$2,573
Operating income	$399	$413	$(172)	$640
Goodwill in the Payments segment was $3.6 billion and $3.4 billion as of June 30, 2016 and December 31, 2015, respectively. Goodwill in the Financial segment was $1.8 billion at both June 30, 2016 and December 31, 2015.

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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2016 to the comparable period in 2015.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2016.
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

	Three Months Ended June 30,
	2016	2015	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2016	2015	$	%
Revenue:
Processing and services	$1,159	$1,109	85.0%	85.4%	$50	5%
Product	204	189	15.0%	14.6%	15	8%
Total revenue	1,363	1,298	100.0%	100.0%	65	5%
Expenses:
Cost of processing and services	547	542	47.2%	48.9%	5	1%
Cost of product	180	168	88.2%	88.9%	12	7%
Sub-total	727	710	53.3%	54.7%	17	2%
Selling, general and administrative	274	262	20.1%	20.2%	12	5%
Total expenses	1,001	972	73.4%	74.9%	29	3%
Operating income	362	326	26.6%	25.1%	36	11%
Interest expense	(40)	(49)	(2.9)%	(3.8)%	(9)	(18)%
Loss on early debt extinguishment	—	(85)	—	(6.5)%	(85)	(100)%
Income before income taxes and income from investment in unconsolidated affiliate	$322	$192	23.6%	14.8%	$130	68%

	Six Months Ended June 30,
	2016	2015	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2016	2015	$	%
Revenue:
Processing and services	$2,281	$2,176	84.7%	84.6%	$105	5%
Product	413	397	15.3%	15.4%	16	4%
Total revenue	2,694	2,573	100.0%	100.0%	121	5%
Expenses:
Cost of processing and services	1,100	1,084	48.2%	49.8%	16	1%
Cost of product	361	349	87.4%	87.9%	12	3%
Sub-total	1,461	1,433	54.2%	55.7%	28	2%
Selling, general and administrative	532	500	19.7%	19.4%	32	6%
Total expenses	1,993	1,933	74.0%	75.1%	60	3%
Operating income	701	640	26.0%	24.9%	61	10%
Interest expense	(80)	(90)	(3.0)%	(3.5)%	(10)	(11)%
Interest and investment (loss) income, net	(7)	1	(0.3)%	—	(8)	(800)%
Loss on early debt extinguishment	—	(85)	—	(3.3)%	(85)	(100)%
Income before income taxes and income from investment in unconsolidated affiliate	$614	$466	22.8%	18.1%	$148	32%
_____________________

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2016	$763		$612		$(12)	$1,363
2015	701		608		(11)	1,298
Revenue growth	$62		$4		$(1)	$65
Revenue growth percentage	9%		1%			5%
Operating income:
2016	$237		$202		$(77)	$362
2015	208		209		(91)	326
Operating income growth	$29		$(7)		$14	$36
Operating income growth percentage	14%		(3)%			11%
Operating margin:
2016	31.1%		33.0%			26.6%
2015	29.7%		34.5%			25.1%
Operating margin growth (1)	140	bps	(150)	bps		150	bps

	Six Months Ended June 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2016	$1,512		$1,211		$(29)	$2,694
2015	1,397		1,201		(25)	2,573
Revenue growth	$115		$10		$(4)	$121
Revenue growth percentage	8%		1%			5%
Operating income:
2016	$462		$397		$(158)	$701
2015	399		413		(172)	640
Operating income growth	$63		$(16)		$14	$61
Operating income growth percentage	16%		(4)%			10%
Operating margin:
2016	30.5%		32.8%			26.0%
2015	28.6%		34.4%			24.9%
Operating margin growth (1)	190	bps	(160)	bps		110	bps
______________________

(1)	Represents the basis point growth or decline in operating margin.
Total Revenue
Total revenue increased $65 million, or 5%, in the second quarter of 2016 compared to the second quarter of 2015 and increased $121 million, or 5%, in the first six months of 2016 compared to the first six months of 2015, primarily driven by revenue growth in our Payments segment.
Revenue in our Payments segment increased $62 million, or 9%, and $115 million, or 8%, during the second quarter and first six months of 2016, respectively, compared to the prior periods in 2015. Payments segment revenue growth was driven by our recurring revenue businesses as processing and services revenue increased $47 million and $91 million in the second quarter and first six months of 2016, respectively, or 9% in each period, over the prior year periods. This growth was primarily due to increased transaction volumes from existing clients, new clients and additional product offerings in our card services and electronic payments businesses, as well as revenue from acquired businesses of $25 million and $38 million in the second quarter and first six months of 2016, respectively. In addition, product revenue increased $15 million, or 9%, and $24 million, or 7%, in the second quarter and first six months of 2016, respectively, compared to the prior periods in 2015, primarily due to increased volumes in our output solutions business, including a higher level of card manufacturing and personalization.
Revenue in our Financial segment increased $4 million and $10 million in the second quarter and first six months of 2016, respectively, or 1% in each period, compared to the prior periods in 2015. Financial segment revenue growth in the second quarter and first six months of 2016 was negatively impacted by foreign currency fluctuations and timing of implementations, along with lower termination fees in the second quarter.
Total Expenses
Total expenses increased $29 million and $60 million in the second quarter and in the first six months of 2016, or 3% in each period, compared to the prior periods in 2015. Total expenses as a percentage of total revenue decreased 150 basis points to 73.4% in the second quarter of 2016 and decreased 110 basis points to 74.0% in the first six months of 2016 compared to the prior year periods.
Cost of processing and services as a percentage of processing and services revenue decreased to 47.2% in the second quarter of 2016 compared to 48.9% in the second quarter of 2015 and to 48.2% in the first six months of 2016 compared to 49.8% in the first six months of 2015. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by increased operating leverage in our recurring revenue businesses, as well as by operating efficiency initiatives across the company that benefited our overall cost structure.
Cost of product as a percentage of product revenue decreased to 88.2% in the second quarter of 2016 compared to 88.9% in the second quarter of 2015 and to 87.4% in the first six months of 2016 compared to 87.9% in the first six months of 2015. Cost of product as a percentage of product revenue was favorably impacted by increased volumes and product mix in our output solutions business.
Selling, general and administrative expenses as a percentage of total revenue was generally consistent for the second quarter of 2016 at 20.1% compared to 20.2% in the second quarter of 2015 and for the first six months of 2016 at 19.7% compared to 19.4% in the first six months of 2015.
Operating Income and Operating Margin
Total operating income increased $36 million, or 11%, and $61 million, or 10%, in the second quarter and first six months of 2016, respectively, compared to the prior periods in 2015. Total operating margin increased 150 basis points to 26.6% in the second quarter of 2016 and 110 basis points to 26.0% in the first six months of 2016 compared to the prior year periods. Operating income and operating margin improvements in 2016 were driven by revenue growth, scale efficiencies, expense discipline and operational effectiveness initiatives.
Operating income in our Payments segment increased $29 million, or 14%, and $63 million, or 16%, in the second quarter and first six months of 2016, respectively, compared to the prior periods in 2015. Operating margin increased 140 basis points to 31.1% in the second quarter of 2016 and 190 basis points to 30.5% in the first six months of 2016 compared to the prior year periods. The increases in operating income and operating margin in 2016 were primarily due to revenue growth and scale efficiencies in our card services and electronic payments businesses, along with increased volumes and product mix in our output solutions business, which included a higher level of card manufacturing and personalization.
Operating income in our Financial segment decreased $7 million, or 3%, and $16 million, or 4%, in the second quarter and first six months of 2016, respectively, compared to the prior periods in 2015. Operating margin decreased 150 basis points to 33.0% in the second quarter of 2016 and 160 basis points to 32.8% in the first six months of 2016 compared to the prior year periods. Operating income and operating margin in 2016 were negatively impacted by product mix and by increased expenses associated with incremental investments in innovation-based solutions.
The operating loss in the Corporate and Other segment improved by $14 million in both the second quarter and first six months of 2016 compared to the prior year periods primarily due to lower amortization related to certain fully amortized acquisition-related intangible assets, partially offset by acquisition-related integration costs in 2016, including a $10 million non-cash impairment charge associated with the decision to replace an existing software solution with software purchased in a business acquisition during the first quarter.
Interest Expense
Interest expense decreased $9 million or 18%, and $10 million or 11%, in the second quarter and first six months of 2016, respectively, compared to the prior periods in 2015, primarily due to the reclassification of $7 million to interest expense for unamortized losses on settled cash flow hedges related to the early extinguishment of debt during the second quarter of 2015.

Interest and Investment (Loss) Income
The interest and investment loss in the first six months of 2016 was attributable to a non-cash write-off of a $7 million cost-method investment.
Loss on Early Debt Extinguishment
In May 2015, we redeemed our $600 million aggregate principal amount of 3.125% senior notes due in 2016 and $500 million aggregate principal amount of 6.8% senior notes due in 2017, which resulted in a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with the redemption.
Income Tax Provision
Income tax provision as a percentage of income before income from investment in unconsolidated affiliate was 34.2% and 34.4% in the second quarter of 2016 and 2015, respectively, and was 42.2% and 34.8% in the first six months of 2016 and 2015, respectively. The higher rate in the first six months of 2016 was due to income tax expense of $54 million associated with our share of the net gain on the sale of a business interest by StoneRiver in the first quarter, partially reduced by the favorable resolution of tax matters.
Income from Investment in Unconsolidated Affiliate
Our share of StoneRiver's net income, attributed to the net gain on the sale of a business interest in the first quarter, was $146 million in the first six months of 2016.
Net Income Per Share – Diluted
Net income per share-diluted was $0.94 and $0.53 in the second quarter of 2016 and 2015, respectively, and was $2.21 and $1.26 in the first six months of 2016 and 2015, respectively. Net income per share-diluted in the first six months of 2016 was favorably impacted by $0.39 per share due to our share of the net gain on the sale of a business interest at StoneRiver, partially offset by the non-cash investment write-off. Net income per-share diluted was negatively impacted by debt extinguishment and refinancing costs of $0.25 per share in both the second quarter and first six months of 2015. Amortization of acquisition-related intangible assets reduced net income per share-diluted by $0.11 and $0.13 per share in the second quarter of 2016 and 2015, respectively, and by $0.23 and $0.26 per share in the first six months of 2016 and 2015, respectively.
Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents and available borrowings under our revolving credit facility of $263 million and $1.4 billion, respectively, at June 30, 2016. The following table presents our operating cash flow and capital expenditure amounts for the six months ended June 30, 2016 and 2015, respectively.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2016	2015	$	%
Net income	$501	$305	$196
Depreciation and amortization	202	206	(4)
Share-based compensation	39	36	3
Excess tax benefits from share-based awards	(37)	(29)	(8)
Deferred income taxes	5	(9)	14
Income from investment in unconsolidated affiliate	(146)	(1)	(145)
Dividends from unconsolidated affiliate	140	—	140
Non-cash impairment charges	17	—	17
Loss on early debt extinguishment	—	85	(85)
Net changes in working capital and other	(34)	7	(41)
Operating cash flow	$687	$600	$87	15%
Capital expenditures	$145	$203	$(58)	(29)%

Our net cash provided by operating activities, or operating cash flow, was $687 million in the first six months of 2016, an increase of 15% compared with $600 million in the first six months of 2015. This increase was primarily due to increased operating results and cash dividends received from our StoneRiver joint venture, partially offset by unfavorable working capital changes attributed to higher tax payments and the timing of receivable collections.
Our current policy is to use our operating cash flow primarily to repay debt and fund capital expenditures, acquisitions and share repurchases, rather than to pay dividends. Our capital expenditures were approximately 5% and 8% of our total revenue in the first six months of 2016 and 2015, respectively. Capital expenditures in 2015 included $43 million related to our Atlanta facility consolidation, consisting primarily of leasehold improvements and furniture and equipment, of which $24 million is offset by landlord reimbursements included in net changes in working capital and other.
During the first six months of 2016, we received cash dividends of $140 million from our StoneRiver joint venture. These dividends, in their entirety, represented returns on our investment and are reported in cash flows from operating activities. In addition, we acquired Hewlett Packard Enterprise's Convenience Pay Services business and certain assets of ACI Worldwide, Inc.'s Community Financial Services business for an aggregate purchase price of $265 million during the first six months of 2016. We funded these acquisitions by utilizing a combination of available cash and existing availability under our revolving credit facility.
We purchased $604 million of our common stock during the first six months of 2016. As of June 30, 2016, we had approximately 11.2 million shares remaining under our current share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Indebtedness

(In millions)	June 30, 2016	December 31, 2015
Term loan	$629	$628
Revolving credit facility	640	379
2.7% senior notes due 2020	844	843
4.625% senior notes due 2020	448	448
4.75% senior notes due 2021	398	397
3.5% senior notes due 2022	694	694
3.85% senior notes due 2025	893	893
Other borrowings	8	11
Total debt (including current maturities)	$4,554	$4,293
At June 30, 2016, our debt consisted primarily of $3.3 billion of senior notes, $629 million of term loan borrowings and $640 million of revolving credit facility borrowings. Interest on our senior notes is paid semi-annually. During the first six months of 2016, we were in compliance with all financial debt covenants.
Variable Rate Debt
We maintain a term loan and a $2.0 billion amended and restated revolving credit agreement with a syndicate of banks. Both the term loan and outstanding borrowings under the amended and restated revolving credit facility bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate was 1.71% on the term loan borrowings and 1.54% on the amended and restated revolving credit facility borrowings at June 30, 2016. A remaining scheduled principal payment on the term loan of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity in October 2018. There are no significant commitment fees and no compensating balance requirements on the amended and restated revolving credit facility, which expires in April 2020. The term loan and amended and restated revolving credit facility contain various, substantially similar restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 and have not materially changed since December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2016	673,000	$99.73	673,000	13,289,000
May 1-31, 2016	635,000	102.71	635,000	12,654,000
June 1-30, 2016	1,430,000	105.63	1,430,000	11,224,000
Total	2,738,000		2,738,000
_________________________

(1)	On November 18, 2015, our board of directors authorized the purchase of up to 15.0 million shares of our common stock. This authorization does not expire.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	August 3, 2016	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	August 3, 2016	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated August 3, 2016

31.2	Certification of the Chief Financial Officer, dated August 3, 2016

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated August 3, 2016

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.