Form 10-K
period 2016-12-31
FISERV INC
filed 2017-02-23
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:          0-14948
Fiserv, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin (State or Other Jurisdiction of Incorporation or Organization)	39-1506125 (I.R.S. Employer Identification No.)
255 Fiserv Dr., Brookfield, WI 53045
(Address of Principal Executive Offices, Including Zip Code)
Registrant’s telephone number, including area code:                     (262) 879-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
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
Large Accelerated Filer  ☑    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2016 (the last trading day of the second fiscal quarter) was $23,949,604,597 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 16, 2017 was 214,563,950.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2017 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016.

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
Item 1.  Business
Overview
Fiserv, Inc. is a leading global provider of financial services technology. We are publicly traded on the NASDAQ Global Select Market and part of the S&P 500 Index. We serve over 12,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants, mutual savings banks, and building societies. We provide account processing systems; electronic payments processing products and services, such as electronic bill payment and presentment services, card-based transaction processing and network services, ACH transaction processing, account-to-account transfers, and person-to-person payments; internet and mobile banking systems; and related services including document and payment card production and distribution, check processing and imaging, source capture systems, and lending and risk management products and services. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature. Our operations are principally located in the United States where we operate data and transaction processing centers, provide technology support, develop software and payment solutions, and offer consulting services. We also own a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is comprised of our former insurance services businesses.
In 2016, we had $5.5 billion in total revenue, $1.4 billion in operating income and $1.4 billion of net cash provided by operating activities from continuing operations. Processing and services revenue, which in 2016 represented 84% of our total revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years and high renewal rates. Revenue from clients outside the United States comprised approximately 5% of total revenue in 2016 and 6% in each of 2015 and 2014.
We have grown our business by developing highly specialized services and product enhancements, extending our capabilities through innovation, adding new clients, selling additional products and services to existing clients, and acquiring businesses that complement ours, which has enabled us to deliver a wide range of integrated products and services and has created new opportunities for growth.
We originally incorporated in Delaware in 1984 and reincorporated as a Wisconsin corporation in 1992. Our headquarters are located at 255 Fiserv Drive, Brookfield, Wisconsin 53045, and our telephone number is (262) 879-5000.
Our operations are reported in the Payments and Industry Products (“Payments”) and Financial Institution Services (“Financial”) business segments. Financial information regarding our business segments is included in Note 8 to the consolidated financial statements.

Payments
The businesses in our Payments segment provide financial institutions and other companies with the products and services required to process electronic payment transactions and to offer their customers access to financial services and transaction capability through digital channels. Financial institutions and other companies have increasingly relied on third-party providers for those products and services, either on a licensed software or outsourced basis, as an increasing number of payment transactions are completed electronically as our clients’ customers seek the convenience of 24-hour digital access to their financial accounts. Within the Payments segment, we primarily provide electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, debit and credit card processing and services, and other electronic payments software and services. Our businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. Our solutions in the Payments segment include:
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
Our person-to-person payments solution, Popmoney®, allows consumers a convenient way to send and receive money while offering financial institutions the opportunity to generate new transaction-based revenue, attract new accounts and increase loyalty among existing customers. Popmoney Instant Payments extends the functionality of the Popmoney personal payment service by enabling near real-time exchange of funds. Popmoney can be accessed through the www.popmoney.com website, our mobile applications for iPhone® and Android™, or the websites and mobile banking applications of participating financial institutions. As of December 31, 2016, more than 2,500 financial institutions have agreed to offer our person-to-person payments services to their customers.
Digital Channels
Our principal digital consumer and business banking products are Architect™, Corillian Online®, Corillian® Business Online and Mobiliti™. Our Corillian product suite supports multiple lines of banking businesses and has been designed to be highly scalable to meet the evolving needs of our clients. This structure enables our clients to deploy new services by adding and integrating applications, such as electronic bill payment, person-to-person payments and personal financial management tools, to any internet connected point-of-presence. Our Mobiliti product suite provides a variety of mobile banking and payments services to our clients and their customers, including balance inquiry, transaction history, bill payment, person-to-person payments and transfers, via mobile browser, downloadable application for smart phones and tablets, and text message. We also provide the advanced capabilities of Corillian Online and Mobiliti as an outsourced service, known as Corillian Online ASP and Mobiliti ASP. As of December 31, 2016, we had approximately 2,400 mobile banking clients.
In the first quarter of 2016, we completed our purchase of the Community Financial Services business of ACI Worldwide, Inc., adding a suite of digital banking and payments solutions, including Architect, which supports online, mobile and tablet banking for retail and small business customers on a single platform.
Card Services
Our card services business is a leader in electronic funds transfer and provides a total payments solution through a variety of products and services. We provide thousands of financial institution clients with a full range of credit and debit processing services, including: ATM monitoring, tokenization, loyalty and reward programs, real-time person-to-person payments, customized authorization processing, direct access and settlement for networks, and risk management solutions. We own and operate the Accel® network, which serves over 3,200 financial institutions with funds access at over 400,000 ATMs and incorporates CardFree CashSM access as well as EMV™ chip and traditional magnetic stripe cards. Our Accel network point of sale support delivers comprehensive coverage of PIN and signature authentication support at physical and electronic commerce merchants across the country. Our digital enablement capability provides our clients’ consumers with mobile-based, customizable card management and alert tools that drive engagement and revenue for our issuers, and our risk management tools and portfolio management services are integrated with real-time fraud decisioning.
Biller Solutions
Our biller business provides electronic billing and payment services to companies that deliver bills to their customer base, such as utilities, telephone and cable companies, consumer lending institutions, and insurance providers, enabling our biller clients to reduce costs, collect payments faster, increase customer satisfaction, and provide customers flexible, easy-to-use ways to view and pay their bills. In the first quarter of 2016, we acquired the Convenience Pay Services business of Hewlett Packard Enterprise Company, which enables providers to accept electronic payments from their consumers through multiple channels, thereby expanding our biller solution offerings.
Consumers use our electronic billing and payment systems by viewing or paying a bill through a financial institution’s bill payment application, use of a biller’s website, mobile application or automated phone system, www.mycheckfree.com, or by paying in person at one of more than 24,000 nationwide walk-in payment locations. These diverse services allow our clients’ customers to view and pay bills wherever, whenever and however they feel most comfortable. Furthermore, because our biller clients are able to receive all of these services from us, we can eliminate the operational complexity and expense of supporting multiple vendor systems or in-house developed systems.
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
Investment Services
Our investment services business provides technology solutions that enable financial planning, portfolio management and trading, model management, performance measurement, and reporting products and services to approximately 300 financial service organizations, including broker dealers, registered investment advisors, banks, asset managers and insurance companies that deliver financial advice and managed account products to U.S. retail investors. Our investment services business also supports global institutional asset managers and asset servicers with portfolio accounting, performance analytics, fee billing and revenue management, and post-trade processing technology. Our primary product, the Unified Wealth Platform, is a real-time portfolio management, trading and reporting system used by some of the largest brokerage firms and asset managers in the U.S. offering managed accounts, based on assets under management.
Risk Management Solutions
Our risk management solutions business provides financial and risk management products and services that deliver operating efficiencies and management insight which enable our clients to protect and grow their businesses. Our Enterprise Performance Management and Financial Control Solutions offerings include budgeting and planning, financial accounting, and automated reconciliation and account certification tools to facilitate a robust assessment environment and efficient close process for our clients. These solutions are further complemented by fraud detection and mitigation through our predictive analytics solution, Fraud Risk and Anti-Money Laundering Compliance Management.
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

Account Processing
We provide account servicing and management technology solutions to our bank, thrift and credit union clients, as well as a range of integrated, value-added banking products and services. Account processing solutions are the principal systems that enable a financial institution to operate systems that process customer deposit and loan accounts, an institution’s general ledger, central information files and other financial information. These solutions also include extensive security, report generation and other features that financial institutions need to process transactions for their customers, as well as to comply with applicable regulations. Although many of our clients contract to obtain a majority of their processing requirements from us, our software design allows clients to start with one application and, as needed, add applications and features developed by us or by third parties. We support a broad range of client-owned peripheral devices manufactured by a variety of vendors, which reduces a new client’s initial conversion expenses, enhances existing clients’ ability to change technology and broadens our market opportunity.
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
Lending and Other Solutions
Our lending business offers life-of-loan digital products and services to financial institutions and market intermediaries including loan originations, servicing and default systems primarily for auto, consumer and real estate. In addition, our lending solutions include a full complement of professional services, such as customization, business process outsourcing, training, consulting and implementation services.
Other businesses in this segment provide solutions for ACH, cash and treasury management, case management and resolution, and source capture optimization to the financial services industry. Our offerings include Immediate FundsSM, PEP+®, Integrated Currency Manager™, Device Manager™, CorPoint®, and our remote deposit capture solutions branded as Source Capture Solutions®.
Our Strategy
Our vision is to be a global leader in transaction-based technology solutions. Our mission is to provide integrated technology and services solutions that enable best-in-class results for our clients. We are focused on operating businesses where we have: deep industry expertise that enables us to serve the market with high effectiveness; a strong competitive position, currently or via a clear path in the foreseeable future; long-term, trusted client relationships that are based on recurring services and transactions; differentiated solutions that deliver value to our clients through integration and innovation; and strong management to execute strategies in a disciplined manner. Consistent with this focus, we continue to operate our business in accordance with the following strategic framework:

•
Portfolio Management. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps meet client demand; an opportunity to change industry dynamics; a way to achieve business scale; or similar considerations. We expect to divest businesses that are not in line with our market, product or financial strategies.

•
Client Relationship Value. We plan to increase the number and breadth of our client relationships by, among other actions: continuing to integrate our products and services; introducing new products and services that are aligned with market needs; combining products and services to deliver enhanced, integrated value propositions; and improving the quality of our client service and support.

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

•	Innovation. We seek to be an innovation leader, utilizing our assets and capabilities to be at the forefront of our industry and enable our clients to deliver best-in-class results.
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
Product Development
To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. Product development expenditures represented approximately 8% of our total revenue in 2016 and 9% in each of 2015 and 2014. Our development and technology centers apply the expertise of multiple teams to design, develop and maintain specialized processing systems. Our account processing systems are designed to meet the preferences and diverse requirements of the international, national, regional or local market-specific financial service environments of our clients. In developing our products, we use current software development principles, such as service-oriented architecture, to create efficiencies, and we stress interaction with and responsiveness to the needs of our clients.
Intellectual Property
We regard our software, transaction processing services and related products as proprietary, and we utilize a combination of patent, copyright, trademark and trade secret laws, internal security practices, and employee and third party non-disclosure agreements to protect our intellectual property assets. Our patents cover innovations relating to numerous financial software products and services, and we continue, where appropriate, to seek and secure patents with respect to our ongoing innovations. We believe that we possess all proprietary rights necessary to conduct our business.
Competition
The market for technology products and services in the financial industry is highly competitive. Our principal competitors include other vendors of financial services technology, data processing affiliates of large companies, and processing centers owned and operated as user cooperatives. Outside the U.S., our primary competitors include global and local IT product and services companies, as well as payment service providers and processors. Furthermore, we expect competition to continue to increase as new companies enter our markets and existing competitors expand their product lines and services. Some of these competitors possess substantially greater financial, sales and marketing resources than we do and have substantial flexibility in competing with us, including through the use of integrated product offerings and through pricing. Competitive factors for our business include product quality, security, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price. We believe that we compete favorably in each of these categories. Additional information about competition in our segments is provided below.
Payments
We compete with a number of competitors in our bill payment, digital channels, card services and biller businesses, including ACI Worldwide, Inc., Fidelity National Information Services, Inc. (“FIS”), First Data Corporation, Jack Henry and Associates Inc. (“Jack Henry”), MasterCard Incorporated, NCR Corporation, Q2 Holdings, Inc., Total System Services, Inc.,Vantiv, Inc., Visa Inc. and The Western Union Company. In addition to traditional payments competitors, large technology, media and other providers are increasingly seeking to provide or facilitate a wide range of point of sale and non-point of sale payments. These newer competitors include, but are not limited to, Alphabet Inc., Amazon.com, Inc., Apple Inc., Facebook, Inc., Intuit Inc., PayPal Holdings, Inc., Samsung Group, Starbucks Corporation and Wal-Mart Stores, Inc. Certain existing and potential financial institution and biller clients also have the ability to develop and use their own in-house systems instead of our products and services. In addition, many companies that provide solutions to the financial services industry are consolidating, creating larger competitors with greater resources and broader product lines.
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
Government Regulation
The regulations that apply to the delivery of financial services are complex and evolve continuously. Fiserv and its subsidiaries are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our operations are examined on a regular basis by various state and federal regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Also, state and federal regulations require our financial institution clients to include certain provisions in their contracts with service providers like us, such as those related to security and privacy, and to conduct ongoing monitoring and risk management for third party relationships. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients and their auditors.
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
Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), there have been substantial reforms to the supervision and operation of the financial services industry, including numerous new regulations that have imposed compliance costs and, in some cases, limited revenue sources for us and our clients. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers,” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. In addition, federal and state agencies have recently begun to propose cybersecurity regulations, such as the Proposed Cybersecurity Requirements for Financial Services Companies issued by the New York State Department of Financial Services in September 2016 and the Advance Notice of Proposed Rulemaking on Enhanced Cyber Risk Management Standards issued by The Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in October 2016. New regulations could, among other things, require us to make significant additional investments to comply with them, modify our products or services or the manner in which they are provided, or limit or change the amount or types of revenue we are able to generate.
Employees
We have approximately 23,000 employees globally, many of whom are specialists in our information management centers and related product and service businesses. This service support network includes employees with backgrounds in computer science and the financial industry, as well as employees with direct experience in payments, financial institutions and other financial services environments. Our employees provide expertise in: programming, software development, modification and maintenance; computer operations, network control and technical support; client services and training; business process outsourcing; item and mortgage processing; system conversions; sales and marketing; and account management.
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
The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services, and evolving industry standards. Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our clients and their customers will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. If we are unsuccessful in offering products or services that gain market acceptance, it would likely have a material adverse effect on our ability to retain existing clients, to attract new ones and to grow profitably.
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
Our operations depend on receiving, storing, processing and transmitting sensitive information pertaining to our business, our associates, our clients and their customers. Any unauthorized intrusion, malicious software infiltration, network disruption, denial of service or similar act by a malevolent party could disrupt the integrity, continuity, security and trust of our systems or data, or the systems or data of our clients or vendors. These events could create costly litigation, significant financial liability, increased regulatory scrutiny, financial sanctions and a loss of confidence in our ability to serve clients and cause current or potential clients to choose another service provider, all of which could have a material adverse impact on our business. In addition, as these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and none of the threats that we have encountered to date have materially impacted us, we may not be able to prevent a material event in the future, and the impact of a material event could have a material adverse effect on our business, results of operations and financial condition.
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

A heightened regulatory environment in the financial services industry, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, may have an adverse impact on our clients and our business.
Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), there have been substantial regulations affecting the supervision and operation of the financial services industry within the United States, including the establishment of a new federal bureau called the Consumer Financial Protection Bureau (“CFPB”). The CFPB has issued guidance that applies to “supervised service providers,” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. It is difficult to predict with certainty the extent to which the Dodd-Frank Act, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term. In addition, federal and state agencies are pursuing additional cybersecurity regulations and are expected to continue to seek to impact client contract terms with service providers like us. If government agencies, including the CFPB, adopt additional rules and exercise supervisory authority over service providers like us, we could be subject to a greater degree of direct federal and state oversight than in the past, which could slow our ability to adapt to a rapidly changing industry, require us to make compliance investments and/or limit our fees or other revenue sources. To the extent these regulations negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or oversight or to modify the manner in which we contract with or provide products and services to our clients; and such regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our clients’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.
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
Third parties may claim that we are infringing their intellectual property rights. We may expose ourselves to additional liability if we agree to indemnify our clients against third party infringement claims. If the owner of intellectual property establishes that we are, or a client which we are obligated to indemnify is, infringing its intellectual property rights, we may be forced to change our products or services, and such changes may be expensive or impractical, or we may need to seek royalty or license agreements from the owner of such rights. If we are unable to agree on acceptable terms, we may be required to discontinue the sale of key products or halt other aspects of our operations. We may also be liable for financial damages for a violation of intellectual property rights, and we may incur expenses in connection with indemnifying our clients against losses suffered by them. Any adverse result related to violation of third party intellectual property rights could materially and adversely harm our business, results of operations and financial condition. Even if intellectual property claims brought against us are without merit, they may result in costly and time consuming litigation and may require significant attention from our management and key personnel.
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
Our balance sheet includes goodwill and intangible assets that represent 74% of our total assets at December 31, 2016. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.
Increased leverage may harm our financial condition and results of operations.
As of December 31, 2016, we had approximately $4.6 billion of long-term debt, including current maturities. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if our outstanding senior notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
As of December 31, 2016, we operated data, development, item processing and support centers in approximately 110 cities. We owned six buildings, and the more than 120 remaining locations where we operated our businesses are subject to leases. We believe our facilities and equipment are well maintained and are in good operating condition. We believe that the computer equipment that we own and lease and our various facilities are adequate for our present and foreseeable business needs. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster. We also maintain copies of data and software used in our business in locations that are separate from our facilities.
Item 3.  Legal Proceedings
In the normal course of business, we or our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names of our executive officers as of February 16, 2017, together with their ages, positions and business experience are described below:

Name	Age	Title
Jeffery W. Yabuki	56	President, Chief Executive Officer and Director
Mark A. Ernst	58	Chief Operating Officer
Kevin P. Gregoire	49	Group President, Financial Institutions Group
Robert W. Hau	51	Chief Financial Officer and Treasurer
Lynn S. McCreary	57	Chief Legal Officer and Secretary
Devin B. McGranahan	47	Group President, Billing and Payments Group
Kevin J. Schultz	59	Group President, Digital Banking Group
Steven Tait	57	Chief Sales Officer and Group President, International Group
Byron C. Vielehr	53	Group President, Depository Institution Services Group
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
Mr. Hau has served as Chief Financial Officer since March 2016. Before joining Fiserv, Mr. Hau served as executive vice president and chief financial officer at TE Connectivity Ltd., a global technology company that designs and manufactures highly engineered connectivity and sensor products, from 2012 to 2016. From 2009 to 2012, he served as executive vice president and chief financial officer at Lennox International Inc., a provider of products and services in the heating, air conditioning, and refrigeration markets; and from 2006 to 2009, he served as vice president and chief financial officer for the aerospace business group of Honeywell International, Inc., a technology and manufacturing company. Mr. Hau joined Honeywell (initially AlliedSignal) in 1987 and served in a variety of senior financial leadership positions, including vice president and chief financial officer for the company’s aerospace electronic systems unit and for its specialty materials business group.
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
Mr. McGranahan has served as Group President, Billing and Payments Group since November 2016. Before joining Fiserv, Mr. McGranahan served as a senior partner at McKinsey & Company, a global management consulting firm, from 2006 to 2016. Most recently, he also held a variety of senior management roles at the firm, including leader of the global insurance practice from 2013 to 2016 and co-chair of the global senior partner election committee from 2013 to 2015. In addition, Mr. McGranahan served as co-leader of the North America financial services practice from 2009 to 2016. He joined McKinsey in

1992 and served in a variety of other leadership positions prior to 2009, including leader of the North American property and casualty practice and managing partner of the Pittsburgh office.
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
Mr. Tait assumed the role of Chief Sales Officer on January 1, 2017 and continues to serve as Group President, International Group, a position he has held since 2012. He joined Fiserv in 2009 as an executive vice president and served as Group President, Depository Institution Services Group from 2010 to 2011. Prior to joining Fiserv, Mr. Tait served as president of RSM McGladrey, a subsidiary of H&R Block Inc., from 2003 to 2009, and executive vice president, sales and client operations of Gartner, Inc. from 2001 to 2003.
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

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$102.88	$85.63	$80.97	$69.13
June 30	108.85	96.34	86.39	76.92
September 30	111.51	97.73	90.54	77.96
December 31	109.11	92.81	97.76	85.41
At December 31, 2016, our common stock was held by 2,016 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. The closing price of our common stock on February 16, 2017 was $111.25 per share. We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2016	1,168,000	$99.31	1,168,000	6,914,000
November 1-30, 2016	806,000	101.63	806,000	21,108,000
December 1-31, 2016	630,000	106.19	630,000	20,478,000
Total	2,604,000		2,604,000
_____

(1)	On each of November 18, 2015 and November 16, 2016, our board of directors authorized the purchase of up to 15.0 million shares of our common stock. These authorizations do not expire.

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
The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2016 with the S&P 500 Index and the NASDAQ US Benchmark Financial Administration Index. The graph assumes that $100 was invested on December 31, 2011 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	December 31,
	2011	2012	2013	2014	2015	2016
Fiserv, Inc.	$100	$135	$201	$242	$311	$362
S&P 500 Index	100	116	154	175	177	198
NASDAQ US Benchmark Financial Administration Index	100	118	183	211	235	263

Item 6.    Selected Financial Data
The following data, which has been affected by acquisitions and dispositions including certain transactional gains recorded by our unconsolidated affiliate, should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. All per share amounts are presented on a split-adjusted basis to retroactively reflect the two-for-one stock split that was completed in the fourth quarter of 2013. Total assets and long-term debt have been adjusted on a retrospective basis for the adoption of Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, and ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs effective December 31, 2015. Accordingly, current deferred tax assets have been reclassified to noncurrent assets and liabilities, and certain debt issuance costs previously included within other long-term assets have been reclassified as a reduction in long-term debt.

(In millions, except per share data)	2016	2015	2014	2013	2012
Total revenue	$5,505	$5,254	$5,066	$4,814	$4,436
Income from continuing operations	$930	$712	$754	$650	$592
(Loss) income from discontinued operations	—	—	—	(2)	19
Net income	$930	$712	$754	$648	$611

Net income (loss) per share - basic:
Continuing operations	$4.22	$3.04	$3.04	$2.48	$2.18
Discontinued operations	—	—	—	(0.01)	0.07
Total	$4.22	$3.04	$3.03	$2.47	$2.25

Net income (loss) per share - diluted:
Continuing operations	$4.15	$2.99	$2.99	$2.44	$2.15
Discontinued operations	—	—	—	(0.01)	0.07
Total	$4.15	$2.99	$2.98	$2.44	$2.22

Total assets	$9,743	$9,340	$9,308	$9,466	$8,542
Long-term debt (including current maturities)	4,562	4,293	3,790	3,831	3,213
Shareholders’ equity	2,541	2,660	3,295	3,585	3,417
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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2016 to the results for the year ended December 31, 2015 and by comparing the results for the year ended December 31, 2015 to the results for the year ended December 31, 2014.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2016.

Overview
Company Background
We are a leading global provider of financial services technology. We provide account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. We serve over 12,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, retailers, merchants, mutual savings banks, and building societies. The majority of our revenue is generated from recurring account- and transaction-based fees under contracts that generally have terms of three to five years and high renewal rates. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature.
Our operations are principally located in the United States and are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, debit and credit card processing and services, and other electronic payments software and services. Our businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of unallocated corporate expenses including share-based compensation, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.
During the first quarter of 2016, we acquired two businesses for an aggregate purchase price of $265 million. We acquired the Convenience Pay Services business of Hewlett Packard Enterprise Company, which enables providers to accept electronic payments from their consumers through multiple channels, thereby expanding our biller solution offerings. We also completed our purchase of the Community Financial Services business of ACI Worldwide, Inc., further enhancing our suite of digital banking and payments solutions.
During 2016, StoneRiver Group, L.P. (“StoneRiver”), a joint venture in which we own a 49% interest and account for under the equity method, recognized a net gain on the sale of a business interest, and in 2015 and 2014, recognized net gains on the sales of subsidiary businesses. Our pre-tax share of the net gains and related expenses on these transactions was $146 million in 2016, $29 million in 2015 and $87 million in 2014, with related tax expenses of $54 million, $13 million and $36 million, respectively. In addition, we received cash dividends of $151 million, $36 million and $110 million in 2016, 2015 and 2014, respectively, from StoneRiver, which were funded from the sale transactions.
Enterprise Priorities
We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions that enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2017 are: (i) to continue to build high-quality revenue while meeting our earnings goals; (ii) to enhance client relationships with an emphasis on digital and payment solutions; and (iii) to deliver innovation and integration which enables differentiated value for our clients.
Industry Trends
The market for products and services offered by financial institutions continues to evolve rapidly. The financial industry regularly introduces and implements new payment, deposit, lending, investment and risk management products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same customers. At the same time, regulatory conditions and cybersecurity scrutiny have continued to create a challenging operating environment for financial institutions. For example, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and may continue to generate, new regulations impacting the financial industry. These conditions, along with mild economic improvement, have created heightened interest in solutions that help financial institutions win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency. Examples of these solutions include our electronic payments solutions and channels such as internet, mobile and tablet banking, sometimes referred to as “digital channels.”
This increased focus on digital channels by both financial institutions and their customers, as well as the growing volume and types of payment transactions in the marketplace, have increased the data and transaction processing needs of financial institutions. We expect that financial institutions will continue to invest significant capital and human resources to process transactions, manage information, maintain regulatory compliance and offer innovative new services to their customers in this rapidly evolving and competitive environment. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology to outsourced solutions as they seek to remain current on technology changes amidst an evolving marketplace. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments, and we anticipate that demand for products that facilitate customer interaction with financial institutions, including electronic transactions through digital channels, will continue to increase, which we expect to create revenue opportunities for us. Based on these market conditions, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth. Furthermore, we believe that the integration of our products and services creates a compelling value proposition for our clients.
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
Acquisitions
From time to time, we make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.
Goodwill and Acquired Intangible Assets
We review the carrying value of goodwill for impairment annually, or more frequently if events or circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level or one level below. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent to which a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting units are less than their respective carrying values. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step quantitative impairment test.
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
Our most recent impairment assessment in the fourth quarter of 2016 determined that our goodwill was not impaired. The estimated fair values of the respective reporting units substantially exceeded the carrying values, except for a single reporting unit that exceeded the carrying value to a lesser magnitude given the short passage of time between the recent acquisition date and when we performed our most recent annual impairment assessment.
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
Processing and Services
Processing and services revenue, which in 2016 represented 84% of our total revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years. Revenue is recognized when the related transactions are processed and services have been performed. Processing and services revenue is most reflective of our business performance as a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; depreciation and amortization; and other operating expenses.
Product
Product revenue, which in 2016 represented 16% of our total revenue, is primarily derived from integrated print and card production sales, as well as software license sales which represented less than 4% of our total revenue. Cost of product includes costs directly associated with the products sold and includes the following: costs of materials and software development; personnel; infrastructure costs; depreciation and amortization; and other costs directly associated with product revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of: salaries, wages, commissions and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; depreciation and amortization; and other selling and administrative expenses.
Financial Results
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the consolidated financial statements and accompanying notes.

(In millions)				Percentage of Revenue (1)			Increase (Decrease)
Year ended December 31,	2016	2015	2014	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenue:
Processing and services	$4,625	$4,411	$4,219	84.0%	84.0%	83.3%	$214	5%	$192	5%
Product	880	843	847	16.0%	16.0%	16.7%	37	4%	(4)	—
Total revenue	5,505	5,254	5,066	100.0%	100.0%	100.0%	251	5%	188	4%
Expenses:
Cost of processing and services	2,212	2,178	2,164	47.8%	49.4%	51.3%	34	2%	14	1%
Cost of product	747	731	717	84.9%	86.7%	84.7%	16	2%	14	2%
Sub-total	2,959	2,909	2,881	53.8%	55.4%	56.9%	50	2%	28	1%
Selling, general and administrative	1,101	1,034	975	20.0%	19.7%	19.2%	67	6%	59	6%
Total expenses	4,060	3,943	3,856	73.8%	75.1%	76.1%	117	3%	87	2%
Operating income	1,445	1,311	1,210	26.2%	24.9%	23.9%	134	10%	101	8%
Interest expense	(163)	(170)	(164)	(3.0)%	(3.2)%	(3.2)%	(7)	(4)%	6	4%
Interest and investment (loss) income, net	(7)	1	1	(0.1)%	—	—	(8)	(800)%	—	—
Loss on early debt extinguishment	—	(85)	—	—	(1.6)%	—	(85)	(100)%	85	—
Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	$1,275	$1,057	$1,047	23.2%	20.1%	20.7%	$218	21%	$10	1%

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

(In millions) Year ended December 31,	Payments		Financial		Corporate and Other	Total
Total revenue:
2016	$3,090		$2,477		$(62)	$5,505
2015	2,862		2,443		(51)	5,254
2014	2,747		2,367		(48)	5,066

Revenue growth:
2016	$228		$34		$(11)	$251
2016 percentage	8%		1%			5%
2015	$115		$76		$(3)	$188
2015 percentage	4%		3%			4%

Operating income:
2016	$943		$823		$(321)	$1,445
2015	840		826		(355)	1,311
2014	768		773		(331)	1,210

Operating income growth:
2016	$103		$(3)		$34	$134
2016 percentage	12%		—%			10%
2015	$72		$53		$(24)	$101
2015 percentage	9%		7%			8%

Operating margin:
2016	30.5%		33.2%			26.2%
2015	29.3%		33.8%			24.9%
2014	28.0%		32.6%			23.9%

Operating margin growth: (1)
2016	120	bps	(60)	bps		130	bps
2015	130	bps	120	bps		100	bps

(1)	Represents the basis point growth or decline in operating margin.
Total Revenue
Total revenue increased $251 million, or 5%, in 2016 and increased $188 million, or 4%, in 2015 compared to the prior years. The increase in total revenue during 2016 was due to 8% revenue growth in our Payments segment and 1% revenue growth in our Financial segment as compared to 2015. The increase in total revenue during 2015 was attributable to 4% revenue growth in our Payments segment and 3% revenue growth in our Financial segment as compared to 2014.
Revenue in our Payments segment increased $228 million, or 8%, in 2016 and increased $115 million, or 4%, in 2015 compared to the prior years. Payments segment revenue growth during 2016 and 2015 was driven by our recurring revenue businesses as processing and services revenue increased $175 million, or 8%, and increased $129 million, or 6%, respectively, over the prior years. The growth in both years was primarily due to new client additions and increased transaction volumes from existing clients in our card services, electronic payments and digital channels businesses, as well as our biller solutions business in 2015. In 2016, Payments segment revenue growth was positively impacted by revenue from acquired businesses totaling $86 million and an increase in product revenue of $53 million, or 8%, compared to 2015, primarily due to increased volumes in our output solutions business, including a higher level of card manufacturing and personalization. The revenue growth in 2015 was partially offset by lower software license revenue as compared to 2014.
Revenue in our Financial segment increased $34 million, or 1%, in 2016 and increased $76 million, or 3% in 2015 compared to the prior years. In both 2016 and 2015, Financial segment revenue growth was favorably impacted by increased processing and services revenue in our account processing and lending businesses, including higher contract termination fee revenue in 2015, as compared to the prior years. This growth was partially offset by lower revenue in our international business in 2016 and by negative foreign currency fluctuations of approximately 70 basis points in 2015.

Total Expenses
Total expenses increased $117 million, or 3%, in 2016 compared to 2015 and increased $87 million, or 2%, in 2015 compared to 2014. Total expenses as a percentage of total revenue was 73.8%, 75.1% and 76.1% in 2016, 2015 and 2014, respectively.
Cost of processing and services as a percentage of processing and services revenue decreased to 47.8% in 2016 compared to 49.4% in 2015 and 51.3% in 2014. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in both 2016 and 2015 by increased operating leverage in our recurring revenue businesses, as well as by operating efficiency initiatives across the company that have benefited our overall cost structure. Cost of processing and services as a percentage of processing and services revenue in 2016 was also favorably impacted by lower amortization related to certain fully amortized acquisition-related intangible assets.
Cost of product as a percentage of product revenue was 84.9% in 2016 compared to 86.7% in 2015 and 84.7% in 2014. Cost of product as a percentage of product revenue was favorably impacted in 2016 by an increase in higher-margin software license revenue and negatively impacted in 2015 by increased expenses in our output solutions business associated with additional investments to expand our card manufacturing and personalization capacity.
Selling, general and administrative expenses as a percentage of total revenue was 20.0%, 19.7% and 19.2% in 2016, 2015 and 2014, respectively. The increase in selling, general and administrative expenses as a percentage of total revenue was primarily due to acquisition and related integration costs in 2016 as compared to 2015 and increased share-based compensation and incremental costs associated with data center and real estate consolidation activities in 2015 as compared to 2014.
Operating Income and Operating Margin
Total operating income increased $134 million, or 10%, in 2016 and increased $101 million, or 8%, in 2015 compared to the prior years. Total operating margin increased to 26.2% in 2016 from 24.9% in 2015 and 23.9% in 2014. Operating income and operating margin improvements in 2016 and 2015 were driven by revenue growth and operational effectiveness initiatives.
Operating income in our Payments segment increased $103 million, or 12%, and increased $72 million, or 9%, in 2016 and 2015, respectively, compared to the prior years. Operating margins were 30.5%, 29.3% and 28.0% in 2016, 2015 and 2014, respectively, improving 120 basis points in 2016 and 130 basis points in 2015. The increases in operating income and operating margin in 2016 and 2015 were primarily due to revenue growth and scale efficiencies in a number of our businesses, along with increased volumes and product mix in our output solutions business in 2016. Payments segment operating margin improvement was partially offset in 2016 by the dilutive margin impact from acquisitions and in 2015 by increased expenses associated with additional investments in our biller and output solutions businesses, along with a decrease in higher-margin software license revenue compared to the prior year.
Operating income in our Financial segment was generally consistent in 2016 and increased $53 million, or 7%, in 2015 compared to the prior years. Operating margins were 33.2%, 33.8% and 32.6% in 2016, 2015 and 2014, respectively, decreasing 60 basis points in 2016 and improving 120 basis points in 2015. Operating income and operating margin in 2016 were negatively impacted by product mix, lower international revenue and increased expenses associated with incremental investments in innovation-based solutions. Operating income and operating margin were positively impacted in 2015 by revenue growth, including higher contract termination fee revenue, along with operational effectiveness initiatives and scale efficiencies primarily in our account processing businesses.
The operating loss in Corporate and Other decreased $34 million in 2016 and increased $24 million in 2015 compared to the prior years. The operating loss improvement in 2016 was primarily due to lower amortization related to certain fully amortized acquisition-related intangible assets, partially offset by acquisition and related integration costs, including a $10 million non-cash impairment charge associated with the decision to replace existing software with an acquired solution. The operating loss increase in 2015 was attributable to increased costs incurred in conjunction with the achievement of our operational effectiveness objectives, including incremental costs related to data center and real estate consolidation activities, as compared to the prior year.
Interest Expense
Interest expense decreased $7 million in 2016 and increased $6 million in 2015 compared to the prior years. The higher interest expense in 2015 was primarily due to the reclassification of $7 million to interest expense for unamortized losses on settled cash flow hedges related to the early extinguishment of debt.
Interest and Investment (Loss) Income
The net interest and investment loss in 2016 was attributable to a non-cash write-off of a $7 million cost-method investment.

Loss on Early Debt Extinguishment
In May 2015, we redeemed our $600 million aggregate principal amount of 3.125% senior notes due in 2016 and $500 million aggregate principal amount of 6.8% senior notes due in 2017, which resulted in a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with redemption.
Income Tax Provision
Income tax provision as a percentage of income from continuing operations before income from investment in unconsolidated affiliate was 38.6% in 2016, 35.7% in 2015 and 36.6% in 2014. The higher rate in 2016 and lower rate in 2015 compared to the prior years were primarily due to the level of income tax expense associated with our share of the net gains on the sales by our unconsolidated affiliate, StoneRiver, of a business interest in 2016 and subsidiary businesses in 2015.
Income from Investment in Unconsolidated Affiliate
Our share of the income of StoneRiver was $147 million, $32 million and $91 million in 2016, 2015 and 2014, respectively. During 2016, StoneRiver recognized a net gain on the sale of a business interest, and in 2015 and 2014, recognized net gains on the sales of subsidiary businesses. Our pre-tax share of the net gains and related expenses on these transactions was $146 million in 2016, $29 million in 2015 and $87 million in 2014.
Net Income Per Share - Diluted from Continuing Operations
Net income per share-diluted from continuing operations was $4.15 in 2016 and $2.99 in both 2015 and 2014. Net income per share-diluted from continuing operations was favorably impacted from our share of net investments gains, primarily from StoneRiver capital transactions, of $0.39, $0.07 and $0.20 per share in 2016, 2015 and 2014, respectively, and was negatively impacted in 2016 by merger and integration costs of $0.17 per share and in 2015 by debt extinguishment and refinancing costs of $0.25 per share. The amortization of acquisition-related intangible assets also reduced net income per share-diluted from continuing operations by $0.46, $0.53 and $0.52 per share in 2016, 2015 and 2014, respectively.
Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $300 million and available borrowings under our revolving credit facility of $1.4 billion at December 31, 2016. The following table summarizes our operating cash flow and capital expenditure amounts for the years ended December 31, 2016 and 2015, respectively.

	Year Ended December 31,		Increase (Decrease)
(In millions)	2016	2015	$	%
Net income	$930	$712	$218
Depreciation and amortization	411	417	(6)
Share-based compensation	68	65	3
Excess tax benefits from share-based awards	(51)	(38)	(13)
Deferred income taxes	21	20	1
Income from investment in unconsolidated affiliate	(147)	(32)	(115)
Dividends from unconsolidated affiliate	151	36	115
Non-cash impairment charges	17	6	11
Loss on early debt extinguishment	—	85	(85)
Net changes in working capital and other	31	75	(44)
Operating cash flow	$1,431	$1,346	$85	6%
Capital expenditures	$290	$359	$(69)	(19)%
Our net cash provided by operating activities, or operating cash flow, was $1.43 billion in 2016, an increase of 6% compared with $1.35 billion in 2015. This increase was primarily due to improved operating results and an increase in cash dividends received from our StoneRiver joint venture, partially offset by lower cash inflow from net working capital changes primarily related to timing of receivable collections.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases and acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 5% and 7% of our total revenue in 2016 and 2015, respectively. Capital expenditures in 2015 include $70 million related to our Atlanta facility consolidation, consisting primarily of leasehold improvements and furniture and equipment, of which $25 million is offset by landlord reimbursements included in net changes in working capital and other.
In 2016 and 2015, we received cash dividends of $151 million and $36 million, respectively, from our StoneRiver joint venture. These dividends, in their entirety, represented returns on our investment and are reported in cash flows from operating activities. In addition, we acquired the Convenience Pay Services business of Hewlett Packard Enterprise Company and the Community Financial Services business of ACI Worldwide, Inc. for an aggregate purchase price of $265 million during 2016. We funded these acquisitions by utilizing a combination of available cash and existing availability under our revolving credit facility.
Share Repurchases
We purchased $1.20 billion and $1.47 billion of our common stock in 2016 and 2015, respectively. On each of November 18, 2015 and November 16, 2016, our board of directors authorized the purchase of up to 15.0 million shares of our common stock. As of December 31, 2016, we had approximately 20.5 million shares remaining under these authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Indebtedness

	December 31,
(In millions)	2016	2015
Revolving credit facility	$647	$379
Term loan	629	628
2.7% senior notes due 2020	845	843
4.625% senior notes due 2020	448	448
4.75% senior notes due 2021	398	397
3.5% senior notes due 2022	695	694
3.85% senior notes due 2025	893	893
Other borrowings	7	11
Long-term debt (including current maturities)	$4,562	$4,293
At December 31, 2016, our long-term debt consisted primarily of $3.3 billion of senior notes, $647 million of revolving credit facility borrowings and $629 million of term loan borrowings. We were in compliance with all financial debt covenants during 2016.
Revolving Credit Facility
We maintain a $2.0 billion revolving credit agreement with a syndicate of banks that matures in April 2020. Borrowings under the revolving credit facility bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate on the revolving credit facility borrowings was 1.81% at December 31, 2016. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
Term Loan
We maintain a term loan with a syndicate of banks that matures in October 2018 and bears interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate on the term loan borrowings was 2.02% at December 31, 2016. A scheduled principal payment of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above.
Senior Notes
In May 2015, we completed an offering of $1.75 billion of senior notes comprised of $850 million aggregate principal amount of 2.7% senior notes due in June 2020 and $900 million aggregate principal amount of 3.85% senior notes due in June 2025. The notes pay interest at the stated rates semi-annually on June 1 and December 1, which commenced on December 1, 2015. Our 4.625% senior notes due in October 2020 and 3.5% senior notes due in October 2022 pay interest at the stated rates on April 1 and October 1 of each year. Our 4.75% senior notes due in June 2021 pay interest at the stated rate on June 15 and December 15 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that our credit rating is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (i) our ability to consolidate or merge into, or convey, transfer or lease all or substantially all of our properties and assets to, another person; (ii) our and certain of our subsidiaries’ ability to create or assume liens, and (iii) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions. In October 2015, we used our available borrowings under the revolving credit facility to repay the $300 million aggregate principal amount of 3.125% senior notes.
In May 2015, we used the net proceeds from the offering described above to redeem our $600 million aggregate principal amount of 3.125% senior notes due in June 2016 and $500 million aggregate principal amount of 6.8% senior notes due in November 2017. We recorded a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with this redemption. In addition, we paid scheduled December 2015 and December 2016 principal payments on the term loan totaling $180 million and repaid, at that time, outstanding borrowings under the revolving credit facility. The remaining net proceeds from the offering were used for general corporate purposes.
Other
Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2016, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities.
The interest rates payable on our senior notes, revolving credit facility and term loan are subject to adjustment from time to time if Moody’s or S&P changes the debt rating applicable to the notes. If the ratings from Moody’s or S&P decrease below investment grade, the per annum interest rates are subject to increase by up to two percent. In no event will the total increase in the per annum interest rates exceed two percent above the original interest rates, nor will the per annum interest rate be reduced below the original interest rate applicable to the senior notes.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing. The following table details our contractual obligations at December 31, 2016:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest (1) (2)	$5,297	$241	$818	$2,513	$1,725
Minimum operating lease payments (1)	424	107	159	63	95
Purchase obligations (1)	411	226	163	22	—
Income tax obligations	45	9	20	12	4
Total	$6,177	$583	$1,160	$2,610	$1,824

(1)	Interest, operating lease and purchase obligations are reported on a pre-tax basis.

(2)
The calculations assume that only mandatory debt repayments are made, no additional refinancing or lending occurs, and the variable rates on the revolving credit facility and term loan are priced at the rate in effect as of December 31, 2016.

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
We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. Based on our outstanding debt with variable interest rates at December 31, 2016, a 1% increase in our borrowing rate would increase annual interest expense in 2017 by approximately $13 million.
In connection with processing electronic payments transactions, the funds we receive from subscribers are invested into short-term, highly liquid investments from the time we collect the funds until payments are made to the applicable recipients. Subscriber funds are not included in our consolidated balance sheets and can fluctuate significantly based on consumer bill payment and debit card activity. During 2016, the subscriber funds daily average balance approximated $1.2 billion. A 1% increase or decrease in applicable interest rates would not have a material impact on our annual income from continuing operations.
We conduct business in the United States and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar denominated foreign investments and foreign currency transactions. We have entered into foreign currency forward exchange contracts with total notional values of approximately $86 million as of December 31, 2016 to hedge foreign currency exposure to the Indian Rupee. In 2016, approximately 5% of our total revenue was from clients in foreign countries. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at December 31, 2016, there would not have been a material impact on our annual income from continuing operations or financial position.

Item 8.  Financial Statements and Supplementary Data

Fiserv, Inc.
Consolidated Statements of Income

In millions, except per share data Year ended December 31,	2016	2015	2014

Revenue:
Processing and services	$4,625	$4,411	$4,219
Product	880	843	847
Total revenue	5,505	5,254	5,066
Expenses:
Cost of processing and services	2,212	2,178	2,164
Cost of product	747	731	717
Selling, general and administrative	1,101	1,034	975
Total expenses	4,060	3,943	3,856
Operating income	1,445	1,311	1,210
Interest expense	(163)	(170)	(164)
Interest and investment (loss) income, net	(7)	1	1
Loss on early debt extinguishment	—	(85)	—
Income from continuing operations before income taxes and income from investment in unconsolidated affiliate	1,275	1,057	1,047
Income tax provision	(492)	(377)	(384)
Income from investment in unconsolidated affiliate	147	32	91
Income from continuing operations	930	712	754
Income (loss) from discontinued operations, net of income taxes	—	—	—
Net income	$930	$712	$754

Net income per share - basic:
Continuing operations	$4.22	$3.04	$3.04
Discontinued operations	—	—	—
Total	$4.22	$3.04	$3.03
Net income per share - diluted:
Continuing operations	$4.15	$2.99	$2.99
Discontinued operations	—	—	—
Total	$4.15	$2.99	$2.98

Shares used in computing net income per share:
Basic	220.3	233.9	248.6
Diluted	223.9	238.0	252.7

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income

In millions Year ended December 31,	2016	2015	2014

Net income	$930	$712	$754
Other comprehensive (loss) income:
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $5 million, $6 million and $6 million	7	10	8
Foreign currency translation	(9)	(21)	(11)
Total other comprehensive loss	(2)	(11)	(3)
Comprehensive income	$928	$701	$751

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets

In millions December 31,	2016	2015

Assets
Cash and cash equivalents	$300	$275
Trade accounts receivable, less allowance for doubtful accounts	902	802
Prepaid expenses and other current assets	526	429
Total current assets	1,728	1,506
Property and equipment, net	405	396
Intangible assets, net	1,833	1,872
Goodwill	5,373	5,200
Other long-term assets	404	366
Total assets	$9,743	$9,340
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,242	$1,024
Current maturities of long-term debt	95	5
Deferred revenue	483	473
Total current liabilities	1,820	1,502
Long-term debt	4,467	4,288
Deferred income taxes	762	726
Other long-term liabilities	153	164
Total liabilities	7,202	6,680
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	1,020	952
Accumulated other comprehensive loss	(76)	(74)
Retained earnings	8,994	8,064
Treasury stock, at cost, 180.2 million and 170.4 million shares	(7,401)	(6,286)
Total shareholders’ equity	2,541	2,660
Total liabilities and shareholders’ equity	$9,743	$9,340

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
In millions	Shares	Amount				Shares	Amount

Balance at January 1, 2014	396	$4	$844	$(60)	$6,598	139	$(3,801)
Net income					754
Other comprehensive loss				(3)
Share-based compensation			49
Shares issued under stock plans including income tax benefits			4			(2)	64
Purchases of treasury stock						18	(1,158)
Balance at December 31, 2014	396	4	897	(63)	7,352	155	(4,895)
Net income					712
Other comprehensive loss				(11)
Share-based compensation			65
Shares issued under stock plans including income tax benefits			(10)			(2)	80
Purchases of treasury stock						17	(1,471)
Balance at December 31, 2015	396	4	952	(74)	8,064	170	(6,286)
Net income					930
Other comprehensive loss				(2)
Share-based compensation			68
Shares issued under stock plans including income tax benefits			—			(2)	83
Purchases of treasury stock						12	(1,198)
Balance at December 31, 2016	396	$4	$1,020	$(76)	$8,994	180	$(7,401)

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows

In millions Year ended December 31,	2016	2015	2014

Cash flows from operating activities:
Net income	$930	$712	$754
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	253	223	200
Amortization of acquisition-related intangible assets	158	194	204
Share-based compensation	68	65	49
Excess tax benefits from share-based awards	(51)	(38)	(18)
Deferred income taxes	21	20	3
Income from investment in unconsolidated affiliate	(147)	(32)	(91)
Dividends from unconsolidated affiliate	151	36	110
Non-cash impairment charges	17	6	—
Loss on early debt extinguishment	—	85	—
Other operating activities	(2)	(1)	—
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(88)	(2)	(42)
Prepaid expenses and other assets	(68)	(66)	(39)
Accounts payable and other liabilities	178	148	168
Deferred revenue	11	(4)	9
Net cash provided by operating activities from continuing operations	1,431	1,346	1,307
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(290)	(359)	(292)
Payments for acquisitions of businesses	(265)	—	—
Net (purchases of) proceeds from investments	(1)	1	7
Other investing activities	2	(2)	(1)
Net cash used in investing activities from continuing operations	(554)	(360)	(286)
Cash flows from financing activities:
Debt proceeds	2,126	3,121	604
Debt repayments, including redemption and other costs	(1,863)	(2,707)	(653)
Proceeds from issuance of treasury stock	79	71	53
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,245)	(1,522)	(1,148)
Excess tax benefits from share-based awards	51	38	18
Other financing activities	—	(6)	—
Net cash used in financing activities from continuing operations	(852)	(1,005)	(1,126)
Net change in cash and cash equivalents from continuing operations	25	(19)	(105)
Net cash flows to discontinued operations	—	—	(1)
Cash and cash equivalents, beginning balance	275	294	400
Cash and cash equivalents, ending balance	$300	$275	$294

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
The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. Additional information regarding the Company’s business segments is included in Note 8.
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
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit's carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or those beginning after January 1, 2017 if early adopted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, ASU 2017-01 is effective prospectively for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions occurring before the issuance or effective date of the standard for which financial statements have not yet been issued. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the current prohibition on immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory, with the intent of reducing complexity and diversity in practice. Under ASU 2016-16, entities must recognize the income tax consequences when the transfer occurs rather than deferring recognition. For public entities, ASU 2016-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted as of the beginning of a fiscal year. Entities must apply the guidance on a modified retrospective basis though a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of ASU 2016-16 to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows, with the intent of reducing diversity in practice. For public entities, ASU 2016-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented; however, entities may apply prospectively if retrospective application is impracticable. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. The standard requires that all tax effects related to share-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted in any interim or annual period for which financial statements have not yet been issued. The recognition of all excess tax benefits and tax deficiencies in the income statement, as well as related changes to the computation of diluted earnings per share, is to be applied prospectively. Entities may elect to apply the change in presentation in the statement of cash flows either prospectively or retrospectively to all periods presented. The impact of adopting this standard on the Company’s consolidated financial statements is dependent upon the intrinsic value of share-based compensation awards at the time of exercise or vesting and may result in more variability in effective tax rates and net earnings, and may also impact the dilution of common stock equivalents. The Company recorded $46 million, $47 million and $18 million in 2016, 2015 and 2014, respectively, to consolidated equity as excess tax benefits from share-based compensation awards. The Company plans to adopt ASU 2016-09 in the first quarter of 2017 and intends to apply the change in presentation in the statement of cash flows on a prospective basis.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to clarify the principles of recognizing revenue and to create common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model involves a five-step process for achieving that core principle, along with comprehensive disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the new revenue standard for one year and permit early adoption as of the original effective date in ASU 2014-09. For public entities, the new revenue standard is effective for annual and interim periods beginning after December 15, 2017. The Company plans to adopt ASU 2014-09 on January 1, 2018.
The Company has performed a review of the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new revenue standard to each of its key identified revenue streams included within either processing and services revenue or product revenue and is comparing the results to its current accounting practices. While the Company continues to assess all potential impacts of adopting this new revenue standard on its consolidated financial statements, it currently believes the new revenue standard will not have a significant impact on the accounting for stand-ready account- and transaction-based processing fees, the Company’s most significant revenue stream. Areas that the Company currently expects will be impacted by the new revenue standard include the accounting for costs to obtain a contract, such as commissions for sales personnel, which are currently expensed as incurred, and the timing of revenue recognition of certain termination fees over the modified contract term, which will generally result in an acceleration of revenue as compared to our current accounting practice.
Entities have the option of adopting this new guidance using either a full retrospective or a modified approach with the cumulative effect of applying the guidance recognized at the date of initial application. The Company is currently evaluating the transition method to elect as well as necessary control and process changes due to implementing the new revenue standard.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt is described in Note 4 and was based on quoted prices in active markets for the Company's senior notes (level 1 of the fair value hierarchy) and discounted cash flows based on the Company’s current incremental borrowing rate for its term loan (level 3 of the fair value hierarchy). The fair value of the Company’s revolving credit facility borrowings approximates carrying value as the underlying interest rate is variable based on LIBOR.
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

Processing and services revenue is recognized as services are provided and is primarily derived from contracts that generate account- and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer, and debit processing services. In addition, processing and services revenue is derived from the fulfillment of professional services, including consulting activities. Certain of the Company’s revenue is generated from multiple element arrangements involving various combinations of product and service deliverables. The deliverables within these arrangements are evaluated at contract inception to determine whether they represent separate units of accounting, and if so, contract consideration is allocated to each deliverable based on relative selling price. The relative selling price is determined using vendor specific objective evidence of fair value, third-party evidence or best estimate of selling price. Revenue is then recognized in accordance with the appropriate revenue recognition guidance applicable to the respective elements. Also included in processing and services revenue is software maintenance fee revenue for ongoing client support, which is recognized ratably over the term of the applicable support period, generally 12 months. Deferred revenue consists primarily of advance cash receipts for services and is recognized as revenue when the services are provided.
Product revenue is primarily derived from integrated print and card production sales, as well as software license sales which represented less than 4% of total revenue. For software license agreements that do not require significant customization or modification, the Company recognizes software license revenue upon delivery, assuming persuasive evidence of an arrangement exists, the license fee is fixed or determinable, and collection is reasonably assured. Arrangements with customers that include significant customization, modification or production of software are accounted for under contract accounting, with revenue recognized using the percentage-of-completion method based upon efforts-expended, such as labor hours, to measure progress towards completion. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable and were not material for any period presented.
The Company includes reimbursements from clients, such as postage and telecommunication costs, in processing and services revenue and product revenue, while the related costs are included in cost of processing and services and cost of product.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of: salaries, wages, commissions and related expenses paid to sales personnel, administrative employees and management; advertising and promotional costs; depreciation and amortization; and other selling and administrative expenses.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less.
Allowance for Doubtful Accounts
The Company analyzes the collectibility of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $15 million and $11 million at December 31, 2016 and 2015, respectively.
Prepaid Expenses
Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $141 million and $146 million at December 31, 2016 and 2015, respectively.
Settlement Assets and Obligations
Settlement assets of $312 million and $230 million were included in prepaid expenses and other current assets at December 31, 2016 and 2015, respectively, and settlement obligations of $305 million and $224 million were included in accounts payable and accrued expenses at December 31, 2016 and 2015, respectively. Settlement assets and obligations result from timing differences between collection and fulfillment of payment transactions primarily associated with the Company’s walk-in and expedited bill payment service businesses. Settlement assets represent cash received or amounts receivable from agents, payment networks or directly from consumers. Settlement obligations represent amounts payable to clients and payees.

Property and Equipment
Property and equipment are reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2016	2015
Land	—	$19	$19
Data processing equipment	3 to 5 years	697	662
Buildings and leasehold improvements	5 to 40 years	256	253
Furniture and equipment	5 to 8 years	179	171
		1,151	1,105
Less: accumulated depreciation		(746)	(709)
Total		$405	$396
Depreciation expense for all property and equipment totaled $90 million, $80 million and $71 million in 2016, 2015 and 2014, respectively.
Intangible Assets
Intangible assets consisted of the following at December 31:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2016
Customer related intangible assets	$2,200	$1,043	$1,157
Acquired software and technology	507	432	75
Trade names	117	57	60
Capitalized software development costs	641	233	408
Purchased software	230	97	133
Total	$3,695	$1,862	$1,833

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2015
Customer related intangible assets	$2,155	$922	$1,233
Acquired software and technology	488	413	75
Trade names	120	53	67
Capitalized software development costs	575	199	376
Purchased software	256	135	121
Total	$3,594	$1,722	$1,872
Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 10 to 20 years. Acquired software and technology represents software and technology intangible assets obtained as part of acquired businesses and are amortized over their estimated useful lives, generally four to eight years. Trade names are amortized over their estimated useful lives, generally 10 to 20 years. Amortization expense for acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, totaled $158 million, $194 million and $204 million in 2016, 2015 and 2014, respectively.
The Company continually develops, maintains and enhances its products and systems. Product development expenditures represented approximately 8% of the Company’s total revenue in 2016 and 9% in each of 2015 and 2014. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.
Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Capitalized software development costs are amortized over their estimated useful lives, generally five years. Gross software development costs capitalized for new products and enhancements to existing products totaled $143 million, $137 million and $129 million in 2016, 2015 and 2014, respectively. Amortization of previously capitalized software development costs that have been placed into service was $106 million, $92 million and $82 million in 2016, 2015 and 2014, respectively.
Purchased software represents software licenses purchased from third parties and is amortized over their estimated useful lives, generally three to five years. Amortization of purchased software totaled $40 million, $33 million and $29 million in 2016, 2015 and 2014, respectively.
The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at December 31, 2016 will be approximately $150 million in 2017, $140 million in each of 2018 and 2019, $120 million in 2020, and $110 million in 2021. Annual amortization expense in 2017 with respect to capitalized and purchased software recorded at December 31, 2016 is estimated to approximate $150 million.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level or one level below. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of the reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting units are less than their respective carrying values. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to its reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step quantitative impairment test by comparing reporting unit carrying values to estimated fair values. No impairment was identified in the Company’s annual impairment assessment in the fourth quarter of 2016 as the estimated fair values of the respective reporting units exceeded the carrying values. In addition, there is no accumulated impairment loss through December 31, 2016. The changes in goodwill during 2016 and 2015 were as follows:

(In millions)	Payments	Financial	Total
Goodwill - December 31, 2014	$3,440	$1,769	$5,209
Foreign currency adjustments	(3)	(6)	(9)
Goodwill - December 31, 2015	3,437	1,763	5,200
Acquired goodwill	173	—	173
Goodwill - December 31, 2016	$3,610	$1,763	$5,373
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

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at December 31:

(In millions)	2016	2015
Trade accounts payable	$110	$74
Client deposits	409	330
Settlement obligations	305	224
Accrued compensation and benefits	184	196
Other accrued expenses	234	200
Total	$1,242	$1,024
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
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2015	$(31)	$(41)	$(2)	$(74)
Other comprehensive loss before reclassifications	—	(9)	—	(9)
Amounts reclassified from accumulated other comprehensive loss	7	—	—	7
Net current-period other comprehensive (loss) income	7	(9)	—	(2)
Balance at December 31, 2016	$(24)	$(50)	$(2)	$(76)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2014	$(41)	$(20)	$(2)	$(63)
Other comprehensive loss before reclassifications	—	(21)	—	(21)
Amounts reclassified from accumulated other comprehensive loss	10	—	—	10
Net current-period other comprehensive (loss) income	10	(21)	—	(11)
Balance at December 31, 2015	$(31)	$(41)	$(2)	$(74)
Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2016, the Company estimates that it will recognize approximately $10 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of December 31, 2016, the notional amount of these derivatives was approximately $86 million, and the fair value totaling approximately $1 million is reported in prepaid expenses and other current assets in the consolidated balance sheet. As of December 31, 2015, the notional amount of these derivatives was approximately $85 million, and the fair value totaling approximately $1 million is reported in accounts payable and accrued expenses in the consolidated balance sheet.

Net Income Per Share
Net income per share in each period is calculated using actual, unrounded amounts. Basic net income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options and restricted stock units and are computed using the treasury stock method. In 2016, 2015 and 2014, the Company excluded 0.8 million, 0.9 million and 1.2 million weighted-average shares, respectively, from the calculations of common stock equivalents for anti-dilutive stock options.
The computation of shares used in calculating basic and diluted net income per share is as follows:

(In millions)	2016	2015	2014
Weighted-average common shares outstanding used for the calculation of net income per share - basic	220.3	233.9	248.6
Common stock equivalents	3.6	4.1	4.1
Weighted-average common shares outstanding used for the calculation of net income per share - diluted	223.9	238.0	252.7
Supplemental Cash Flow Information

(In millions)	2016	2015	2014
Interest paid	$147	$150	$144
Income taxes paid	408	306	336
Treasury stock purchases settled after the balance sheet date	10	15	19
2. Acquisitions
On January 15, 2016, the Company acquired the Convenience Pay Services business of Hewlett Packard Enterprise Company, which enables providers to accept electronic payments from their consumers through multiple channels, thereby expanding the Company’s biller solution offerings. On March 3, 2016, the Company completed its purchase of the Community Financial Services business of ACI Worldwide, Inc., further enhancing the Company’s suite of digital banking and payments solutions.
The Company acquired these businesses for an aggregate purchase price of $265 million. During the third quarter of 2016, the Company finalized the purchase price allocations based upon final valuations of intangible assets. The final purchase price allocations for these acquisitions did not materially change from the preliminary allocations and resulted in technology and customer intangible assets totaling approximately $80 million, goodwill of $173 million, and other identifiable net assets of approximately $12 million consisting primarily of accounts receivable. The goodwill, recognized within the Payments segment, from these transactions is deductible for tax purposes and is primarily attributed to synergies and anticipated revenue and earnings growth associated with the products and services that these businesses provide.
The results of operations for these acquired businesses, including revenue of $86 million in 2016, have been included in the accompanying consolidated statements of income from the dates of acquisition. As a result of these acquisitions, the Company incurred merger and integration costs, including a $10 million non-cash impairment charge in the first quarter of 2016 related to the Company’s decision to replace existing software with an acquired solution. The related impairment charge was recorded in cost of processing and services within Corporate and Other as such amount is excluded from the Company’s measure of the Payments segment’s operating performance. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
3. Investment in Unconsolidated Affiliate
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. The Company’s investment in StoneRiver was $14 million and $17 million at December 31, 2016 and 2015, respectively, and is reported within other long-term assets in the consolidated balance sheets. To the extent that the Company's cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference is generally amortized over the lives of the related assets and included in the Company's share of equity in earnings of the unconsolidated affiliate. In 2016, 2015 and 2014, the Company received cash dividends, funded from capital transactions, from StoneRiver of $151 million, $36 million and $110 million, respectively, which were recorded as reductions in the Company’s investment in StoneRiver. The dividends, in their entirety, represented returns on the Company's investment and are reported in cash flows from operating activities.

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
During 2015 and 2014, StoneRiver recognized net gains on the sales of subsidiary businesses. The Company’s pre-tax share of the net gains and related expenses on these transactions of $29 million in 2015 and $87 million in 2014 was recorded within income from investment in unconsolidated affiliate, with the related tax expenses of $13 million and $36 million, respectively, recorded through the income tax provision, in the accompanying consolidated statements of income.
4. Long-Term Debt
The Company’s long-term debt, net of discounts and debt issuance costs, consisted of the following at December 31:

(In millions)	2016	2015
Revolving credit facility	$647	$379
Term loan	629	628
2.7% senior notes due 2020	845	843
4.625% senior notes due 2020	448	448
4.75% senior notes due 2021	398	397
3.5% senior notes due 2022	695	694
3.85% senior notes due 2025	893	893
Other borrowings	7	11
Total debt	4,562	4,293
Less: current maturities	(95)	(5)
Long-term debt	$4,467	$4,288
The estimated fair value of total debt was $4.7 billion and $4.3 billion at December 31, 2016 and 2015, respectively. The Company was in compliance with all financial debt covenants during 2016. Annual maturities of the Company’s total debt were as follows at December 31, 2016:

(In millions)
Year ending December 31,
2017	$95
2018	540
2019	1
2020	1,940
2021	398
Thereafter	1,588
Total	$4,562

Revolving Credit Facility
The Company maintains a $2.0 billion revolving credit agreement with a syndicate of banks that matures in April 2020. Borrowings under the revolving credit facility bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on the Company's long-term debt rating in effect from time to time. The variable interest rate on the revolving credit facility borrowings was 1.81% at December 31, 2016. There are no significant commitment fees and no compensating balance requirements. The revolving credit facility contains various restrictions and covenants that require the Company, among other things, to: (i) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
Term Loan
The Company maintains a term loan with a syndicate of banks that matures in October 2018 and bears interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on the Company’s long-term debt rating in effect from time to time. The variable interest rate on the term loan borrowings was 2.02% at December 31, 2016. A scheduled principal payment of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity. The term loan facility contains various restrictions and covenants substantially similar to those contained in the revolving credit facility described above.
Senior Notes
In May 2015, the Company completed an offering of $1.75 billion of senior notes comprised of $850 million aggregate principal amount of 2.7% senior notes due in June 2020 and $900 million aggregate principal amount of 3.85% senior notes due in June 2025. The notes pay interest at the stated rates semi-annually on June 1 and December 1, which commenced on December 1, 2015. The Company’s 4.625% senior notes due in October 2020 and 3.5% senior notes due in October 2022 pay interest at the stated rates on April 1 and October 1 of each year. The Company’s 4.75% senior notes due in June 2021 pay interest at the stated rate on June 15 and December 15 of each year. The interest rates applicable to the senior notes are subject to an increase of up to two percent in the event that the Company’s credit rating is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge into, or convey, transfer or lease all or substantially all of its properties and assets to, another person; (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. In October 2015, the Company used its available borrowings under the revolving credit facility to repay the $300 million aggregate principal amount of 3.125% senior notes.
In May 2015, the Company used the net proceeds from the offering described above to redeem its $600 million aggregate principal amount of 3.125% senior notes due in June 2016 and $500 million aggregate principal amount of 6.8% senior notes due in November 2017. The Company recorded a pre-tax loss on early debt extinguishment of $85 million related to make-whole payments and other costs associated with this redemption. In addition, the Company paid scheduled December 2015 and December 2016 principal payments on the term loan totaling $180 million and repaid, at that time, outstanding borrowings under the revolving credit facility. The remaining net proceeds from the offering were used for general corporate purposes.
Debt Issuance Costs
Debt issuance costs are amortized as a component of interest expense over the term of the underlying debt using the effective interest method. Debt issuance costs related to the Company's term loan and senior notes totaled $17 million and $21 million at December 31, 2016 and 2015, respectively, and are reported as a direct reduction of the related debt instrument in the consolidated balance sheets. Debt issuance costs related to the Company's revolving credit facility are reported in other long-term assets in the consolidated balance sheets and totaled $5 million and $7 million at December 31, 2016 and 2015, respectively.

5. Income Taxes
Substantially all of the Company's pre-tax earnings are derived from domestic operations in all periods presented. A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.9%	1.8%	2.6%
Unconsolidated affiliate tax	4.2%	1.1%	3.4%
Domestic production activities deduction	(3.0)%	(2.1)%	(4.1)%
Other, net	(0.5)%	(0.1)%	(0.3)%
Effective income tax rate	38.6%	35.7%	36.6%
The income tax provision for continuing operations was as follows:

(In millions)	2016	2015	2014
Current:
Federal	$402	$315	$331
State	53	31	40
Foreign	16	11	10
	471	357	381
Deferred:
Federal	21	22	(4)
State	5	(2)	6
Foreign	(5)	—	1
	21	20	3
Income tax provision	$492	$377	$384
Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2016	2015
Accrued expenses	$48	$49
Interest rate hedge contracts	16	20
Share-based compensation	57	51
Net operating loss and credit carry-forwards	85	102
Deferred revenue	26	49
Other	15	12
Subtotal	247	283
Valuation allowance	(35)	(35)
Total deferred tax assets	212	248

Capitalized software development costs	(156)	(142)
Intangible assets	(681)	(700)
Property and equipment	(67)	(68)
Other	(44)	(42)
Total deferred tax liabilities	(948)	(952)
Total	$(736)	$(704)

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2016	2015
Noncurrent assets	$26	$22
Noncurrent liabilities	(762)	(726)
Total	$(736)	$(704)
Noncurrent deferred tax assets are included in other long-term assets at December 31, 2016 and 2015.
Unrecognized tax benefits were as follows:

(In millions)	2016	2015	2014
Unrecognized tax benefits - Beginning of year	$54	$55	$60
Increases for tax positions taken during the current year	9	10	9
Increases for tax positions taken in prior years	1	—	10
Decreases for tax positions taken in prior years	(15)	(10)	(21)
Decreases for settlements	(2)	(1)	(1)
Lapse of the statute of limitations	(2)	—	(2)
Unrecognized tax benefits - End of year	$45	$54	$55
At December 31, 2016, unrecognized tax benefits of $35 million, net of federal and state benefits, would affect the effective income tax rate from continuing operations if recognized. In 2017, reductions to unrecognized tax benefits for decreases in tax positions taken in prior years, settlements and the lapse of statutes of limitations are estimated to total approximately $9 million. The Company classifies interest expense and penalties related to income taxes as components of its income tax provision. The income tax provision from continuing operations included interest expense and penalties on unrecognized tax benefits of less than $1 million in each of 2016, 2015 and 2014. Accrued interest expense and penalties related to unrecognized tax benefits totaled $2 million and $4 million at December 31, 2016 and 2015, respectively.
The Company’s federal tax returns for 2012 and 2014 through 2016 and tax returns in certain states and foreign jurisdictions for 2006 through 2016 remain subject to examination by taxing authorities. At December 31, 2016, the Company had federal net operating loss carry-forwards of $84 million, which expire in 2017 through 2031, state net operating loss carry-forwards of $561 million, which expire in 2017 through 2036, and foreign net operating loss carry-forwards of $120 million, $47 million of which expire in 2017 through 2036, and the remainder of which do not expire.
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
Performance Share Units – The Company awards performance share units to employees. The number of shares issued at the end of the performance period is determined by the level of achievement of pre-determined earnings and revenue growth performance goals. The Company recognizes the expense, which is determined by utilizing a probability assessment that the performance goals will be achieved, ratably over the requisite performance period of the award.
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
Share-based compensation expense was $68 million in 2016, $65 million in 2015 and $49 million in 2014. Share-based compensation in 2016 includes expense recognized on performance share units as management views the performance goals as probable of attainment. The income tax benefits related to share-based compensation totaled $23 million, $22 million and $17 million in 2016, 2015 and 2014, respectively. At December 31, 2016, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and performance share units, net of estimated forfeitures, of $85 million is expected to be recognized over a weighted-average period of 2.3 years.
The weighted-average estimated fair value of stock options granted during 2016, 2015 and 2014 was $31.47, $25.51 and $18.90 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2016	2015	2014
Expected life (in years)	6.4	6.4	6.3
Average risk-free interest rate	1.9%	1.9%	2.0%
Expected volatility	29.3%	29.2%	29.6%
Expected dividend yield	0%	0%	0%
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
A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2015	8,589	$40.00
Granted	1,010	97.07
Forfeited	(105)	80.34
Exercised	(1,751)	35.02
Stock options outstanding - December 31, 2016	7,743	$48.03	5.6	$451
Stock options exercisable - December 31, 2016	5,667	$35.32	4.5	$402
A summary of restricted stock and performance share unit activity is as follows:

	Restricted Stock Units		Performance Share Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Units - December 31, 2015	1,560	$50.72	—	$—
Granted	374	97.32	150	100.68
Forfeited	(78)	68.18	(1)	96.65
Vested	(592)	45.09	—	—
Units - December 31, 2016	1,264	$66.04	149	$100.66

The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2016	2015	2014
Total intrinsic value of stock options exercised	$113	$123	$43
Fair value of restricted stock units vested	58	41	35
Income tax benefit from stock options exercised and restricted stock units vested	62	61	29
Cash received from stock options exercised	39	35	33
As of December 31, 2016, 19.0 million share-based awards were available for grant under the Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.5 million shares in each of 2016 and 2015, and 0.6 million shares in 2014. As of December 31, 2016, there were 9.4 million shares available for issuance under the employee stock purchase plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 2.0 million shares, (ii) 1% of the shares of the Company’s common stock outstanding on such date or (iii) a lesser amount determined by the Company’s board of directors.
Employee Savings Plans
The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries and the Company makes matching contributions, each subject to certain limitations. Expenses for company contributions under these plans totaled $42 million, $40 million and $37 million in 2016, 2015 and 2014, respectively.
7. Leases, Commitments and Contingencies
Leases
The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2016:

(In millions)
Year ending December 31,
2017	$107
2018	91
2019	68
2020	35
2021	28
Thereafter	95
Total	$424
Rent expense for all operating leases was $117 million, $115 million and $108 million during 2016, 2015 and 2014, respectively.
Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.9 billion at December 31, 2016.
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
8. Business Segment Information
The Company’s operations are comprised of the Payments segment and the Financial segment. The Payments segment primarily provides electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, debit and credit card processing and services, and other electronic payments software and services. The businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of unallocated corporate expenses including share-based compensation, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

(In millions)	Payments	Financial	Corporate and Other	Total
2016
Processing and services revenue	$2,334	$2,285	$6	$4,625
Product revenue	756	192	(68)	880
Total revenue	3,090	2,477	(62)	5,505
Operating income	943	823	(321)	1,445
Total assets	6,143	3,287	313	9,743
Capital expenditures	161	125	4	290
Depreciation and amortization expense	138	89	184	411

2015
Processing and services revenue	$2,159	$2,256	$(4)	$4,411
Product revenue	703	187	(47)	843
Total revenue	2,862	2,443	(51)	5,254
Operating income	840	826	(355)	1,311
Total assets	5,833	3,242	265	9,340
Capital expenditures	230	119	10	359
Depreciation and amortization expense	119	76	222	417

2014
Processing and services revenue	$2,030	$2,195	$(6)	$4,219
Product revenue	717	172	(42)	847
Total revenue	2,747	2,367	(48)	5,066
Operating income	768	773	(331)	1,210
Total assets	5,850	3,225	233	9,308
Capital expenditures	176	107	9	292
Depreciation and amortization expense	102	71	231	404
Revenue from clients outside the United States comprised approximately 5% of total revenue in 2016 and 6% in each of 2015 and 2014.

9. Quarterly Financial Data (unaudited)
Quarterly financial data for 2016 and 2015 was as follows:

(In millions, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Total revenue	$1,331	$1,363	$1,380	$1,431	$5,505
Cost of processing and services	553	547	551	561	2,212
Cost of product	181	180	186	200	747
Selling, general and administrative expenses	258	274	274	295	1,101
Total expenses	992	1,001	1,011	1,056	4,060
Operating income	339	362	369	375	1,445
Net income (1)	289	212	214	215	930
Comprehensive income	294	207	219	208	928
Net income per share: (2)
Basic	$1.30	$0.95	$0.98	$0.99	$4.22
Diluted	$1.27	$0.94	$0.96	$0.98	$4.15

2015
Total revenue	$1,275	$1,298	$1,313	$1,368	$5,254
Cost of processing and services	542	542	541	553	2,178
Cost of product	181	168	172	210	731
Selling, general and administrative expenses	238	262	258	276	1,034
Total expenses	961	972	971	1,039	3,943
Operating income	314	326	342	329	1,311
Net income (3)	178	127	218	189	712
Comprehensive income	170	132	209	190	701
Net income per share: (2)
Basic	$0.75	$0.54	$0.94	$0.83	$3.04
Diluted	$0.73	$0.53	$0.92	$0.81	$2.99
_____

(1)
During the first quarter of 2016, the Company recognized $146 million associated with its pre-tax share of a net gain on the sale of a business interest by StoneRiver, with related tax expense of $54 million. Refer to Note 3 for more information regarding the Company's investment in StoneRiver.

(2)	Net income per share in each period is calculated using actual, unrounded amounts.

(3)
In May 2015, the Company recorded a pre-tax loss on early debt extinguishment of $85 million associated with the redemption of certain of its senior notes funded from the proceeds of a public offering of senior notes. Refer to Note 4 for more information regarding the Company's long-term debt.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Fiserv, Inc.:
We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiserv, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 23, 2017

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Fiserv, Inc.:
We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 23, 2017

Item 9B. Other Information

John Y. Kim was appointed to the board of directors of the Company on July 11, 2016. On February 22, 2017, he was appointed to the audit committee of the board of directors.

Mr. Kim participates in the Company’s standard non-employee director compensation arrangements set forth on the Non-Employee Director Compensation Schedule filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. In connection with his election, Mr. Kim entered into the Company’s Non-Employee Director Indemnity Agreement, a form of which was filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” “Corporate Governance – Nominations of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016.
Our board of directors has adopted a Code of Conduct that applies to all of our directors and employees, including our chief executive officer, chief financial officer, chief accounting officer and other persons performing similar functions. We have posted a copy of our Code of Conduct on the “About – For Investors – Corporate Governance” section of our website at www.fiserv.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “About – For Investors” section of our website at www.fiserv.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to the information set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in our definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016, is incorporated by reference herein.

Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2016.

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	7,967,409 (2)	$48.03 (3)	19,012,510 (4)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total	7,967,409	$48.03 (3)	19,012,510

(1)
Columns (a) and (c) of the table above do not include 1,189,096 unvested restricted stock units outstanding under the Fiserv, Inc. 2007 Omnibus Incentive Plan (the “Incentive Plan”) or 9,431,608 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 2,000,000 shares, (ii) 1% of the shares of our common stock outstanding on such date or (iii) a lesser amount determined by our board of directors.

(2)
Consists of options outstanding under the Incentive Plan and the Fiserv, Inc. Stock Option and Restricted Stock Plan as well as 149,013 shares subject to performance share units at the target award level under the Incentive Plan and 75,309 shares subject to non-employee director deferred compensation notional units under the Incentive Plan.

(3)	Represents the weighted average exercise price of outstanding options and does not take into account outstanding performance share units or non-employee director deferred compensation notional units.

(4)	Reflects the number of shares available for future issuance under the Incentive Plan. No additional awards may be granted under the Fiserv, Inc. Stock Option and Restricted Stock Plan.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance – Director Independence,” and “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016.
Item 14.     Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information set forth under the captions “Independent Registered Public Accounting Firm and Fees” and “Audit Committee Pre-Approval Policy” in our definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.
Exhibits
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2017.

FISERV, INC.

By:	/s/ Jeffery W. Yabuki
Jeffery W. Yabuki
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2017.

Name	Capacity

/s/ Daniel P. Kearney	Chairman of the Board
Daniel P. Kearney

/s/ Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)
Jeffery W. Yabuki

/s/ Robert W. Hau	Chief Financial Officer and Treasurer (Principal Financial Officer)
Robert W. Hau

/s/ Kenneth F. Best	Chief Accounting Officer (Principal Accounting Officer)
Kenneth F. Best

/s/ Alison Davis	Director
Alison Davis

/s/ John Kim	Director
John Kim

/s/ Dennis F. Lynch	Director
Dennis F. Lynch

/s/ Denis J. O’Leary	Director
Denis J. O’Leary

/s/ Glenn M. Renwick	Director
Glenn M. Renwick

/s/ Kim M. Robak	Director
Kim M. Robak

/s/ JD Sherman	Director
JD Sherman

/s/ Doyle R. Simons	Director
Doyle R. Simons

/s/ Thomas C. Wertheimer	Director
Thomas C. Wertheimer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Second Amended and Restated Credit Agreement, dated as of April 30, 2015, among Fiserv, Inc. and the financial institutions party thereto (3)
4.2	Loan Agreement, dated as of October 25, 2013, among Fiserv, Inc. and the financial institutions party thereto (4)
4.3	Amendment No. 1 to Loan Agreement, dated as of April 30, 2015, among Fiserv, Inc. and the financial institutions party thereto (3)
4.4	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (5)
4.5	Sixth Supplemental Indenture, dated as of September 21, 2010, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (6)
4.6	Eighth Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)
4.7	Tenth Supplemental Indenture, dated as of September 25, 2012, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)
4.8	Twelfth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association (9)
4.9	Thirteenth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association (9)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Fiserv, Inc. Amended and Restated 2007 Omnibus Incentive Plan (10)*
Fiserv, Inc. Amended and Restated 2007 Omnibus Incentive Plan Forms of Award Agreements
10.2	- Form of Restricted Stock Unit Agreement (Non‑Employee Director) (11)*
10.3	- Form of Restricted Stock Unit Agreement (Employee-PR)*
10.4	- Form of Amendment to Restricted Stock Unit Agreement (Employee-PR) (12)*
10.5	- Form of Restricted Stock Unit Agreement (Employee-E)*
10.6	- Form of Restricted Stock Unit Agreement (Employee-N)*
10.7	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (11)*
10.8	- Form of Stock Option Agreement (Employee-F)*
10.9	- Form of Amendment to Stock Option Agreement (Employee-F) (12)*
10.10	- Form of Stock Option Agreement (Employee-E)*
10.11	- Form of Stock Option Agreement (Employee-N)*
10.12	- Form of Non-Qualified Stock Option Agreement (Special Equity Award 2008) (13)*
10.13	- Form of Performance Share Unit Agreement (Employee-PR)*
10.14	- Form of Performance Share Unit Agreement (Employee-E)*
10.15	- Form of Performance Share Unit Agreement (Employee-N)*
10.16	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (14)*
10.17	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 26, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (15)*
10.18	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 30, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (16)*
10.19	Amendment No. 3 to Amended and Restated Employment Agreement, dated March 29, 2016, between Fiserv, Inc. and Jeffery W. Yabuki (17)*
10.20	Amended and Restated Key Executive Employment and Severance Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (14)*
10.21	Amendment No. 1 to Amended and Restated Key Executive Employment and Severance Agreement, dated March 29, 2016, between Fiserv, Inc. and Jeffery W. Yabuki (17)*

10.22	Employment Agreement, dated January 3, 2011, between Fiserv, Inc. and Mark A. Ernst (18)*
10.23	Employment Agreement, dated October 27, 2009, between Fiserv, Inc. and Steven Tait (19)*
10.24	Amendment No. 1 to Employment Agreement, dated December 11, 2009, between Fiserv, Inc. and Steven Tait (19)*
10.25	Employment Agreement, dated February 23, 2010, between Fiserv, Inc. and Lynn S. McCreary (20)*
10.26	Amendment No. 1 to Employment Agreement, dated July 1, 2013, between Fiserv, Inc. and Lynn S. McCreary (20)*
10.27	Employment Agreement, dated November 7, 2013, between Fiserv, Inc. and Byron C. Vielehr (10)*
10.28	Employment Agreement, dated May 21, 2014, between Fiserv, Inc. and Kevin P. Gregoire (21)*
10.29	Letter Agreement, dated October 22, 2014, between Fiserv, Inc. and Kevin J. Schultz (12)*
10.30
Form of Amended and Restated Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Mark Ernst, Kevin Gregoire, Lynn McCreary, Kevin Schultz, Steven Tait and Byron Vielehr (14)*

10.31	Letter Agreement, effective February 10, 2016, between Fiserv, Inc. and Robert W. Hau (22)*
10.32	Form of Key Executive Employment and Severance Agreement between Fiserv, Inc. and Robert W. Hau (23)*
10.33	Letter Agreement, effective October 31, 2016, between Fiserv, Inc. and Devin B. McGranahan*
10.34	Key Executive Employment and Severance Agreement, dated October 31, 2016, between Fiserv, Inc. and Devin B. McGranahan*
10.35	Fiserv, Inc. Non-Qualified Deferred Compensation Plan*
10.36	Form of Non-Employee Director Indemnity Agreement (13)
10.37	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (13)*
10.38	Non-Employee Director Compensation Schedule (24)*
21.1	Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_____
*    This exhibit is a management contract or compensatory plan or arrangement.

**
Filed with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iii) the Consolidated Balance Sheets at December 31, 2016 and 2015, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, and (vi) Notes to Consolidated Financial Statements.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2013, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 19, 2016, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 5, 2015, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2013, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333‑147309) filed on November 13, 2007, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 21, 2010, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 14, 2011, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 25, 2012, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 22, 2015, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2014, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2012, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2009, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2009, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 1, 2016, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 27, 2011, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 26, 2010, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2013, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2014, and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 16, 2016, and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016, and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2015, and incorporated herein by reference.