Form 10-Q
period 2017-03-31
FISERV INC
filed 2017-04-27
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2017, there were 212,377,981 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Processing and services	$1,178	$1,122
Product	216	209
Total revenue	1,394	1,331
Expenses:
Cost of processing and services	570	553
Cost of product	182	181
Selling, general and administrative	277	258
Total expenses	1,029	992
Operating income	365	339
Interest expense	(42)	(40)
Interest and investment loss, net	—	(7)
Income before income taxes and income from investment in unconsolidated affiliate	323	292
Income tax provision	(102)	(149)
Income from investment in unconsolidated affiliate	26	146
Net income	$247	$289

Net income per share – basic	$1.15	$1.30
Net income per share – diluted	$1.13	$1.27

Shares used in computing net income per share:
Basic	214.5	223.5
Diluted	219.2	227.3
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$247	$289
Other comprehensive income:
Fair market value adjustment on cash flow hedges, net of income tax provision of $1 million	2	—
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million in each period	2	2
Foreign currency translation	5	3
Total other comprehensive income	9	5
Comprehensive income	$256	$294
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$308	$300
Trade accounts receivable, net	861	902
Prepaid expenses and other current assets	446	526
Total current assets	1,615	1,728
Property and equipment, net	400	405
Intangible assets, net	1,838	1,833
Goodwill	5,432	5,373
Other long-term assets	411	404
Total assets	$9,696	$9,743
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,205	$1,242
Current maturities of long-term debt	91	95
Deferred revenue	494	483
Total current liabilities	1,790	1,820
Long-term debt	4,547	4,467
Deferred income taxes	767	762
Other long-term liabilities	168	153
Total liabilities	7,272	7,202
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	999	1,020
Accumulated other comprehensive loss	(67)	(76)
Retained earnings	9,241	8,994
Treasury stock, at cost, 182.8 million and 180.2 million shares	(7,753)	(7,401)
Total shareholders’ equity	2,424	2,541
Total liabilities and shareholders’ equity	$9,696	$9,743
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$247	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	68	60
Amortization of acquisition-related intangible assets	38	40
Share-based compensation	16	22
Excess tax benefits from share-based awards	—	(9)
Deferred income taxes	(3)	(6)
Income from investment in unconsolidated affiliate	(26)	(146)
Dividends from unconsolidated affiliate	31	140
Non-cash impairment charges	—	17
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	42	10
Prepaid expenses and other assets	(6)	(32)
Accounts payable and other liabilities	47	113
Deferred revenue	9	11
Net cash provided by operating activities	463	509
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(76)	(72)
Payments for acquisitions of businesses, net of cash acquired	(78)	(265)
Net cash used in investing activities	(154)	(337)
Cash flows from financing activities:
Debt proceeds	597	715
Debt repayments	(522)	(559)
Proceeds from issuance of treasury stock	28	30
Purchases of treasury stock, including employee shares withheld for tax obligations	(404)	(359)
Excess tax benefits from share-based awards	—	9
Net cash used in financing activities	(301)	(164)
Net change in cash and cash equivalents	8	8
Cash and cash equivalents, beginning balance	300	275
Cash and cash equivalents, ending balance	$308	$283
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three-month periods ended March 31, 2017 and 2016 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence but not control are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit's carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or those beginning after January 1, 2017 if early adopted. The Company early adopted ASU 2017-04 in the first quarter of 2017. The adoption of this ASU did not have any impact on the Company's consolidated financial statements and is not expected to have a material impact on its consolidated financial statements going forward.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, ASU 2017-01 is effective prospectively for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions occurring before the issuance or effective date of the standard for which financial statements have not yet been issued. The Company early adopted ASU 2017-01 in the first quarter of 2017, and the adoption did not have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows, with the intent of reducing diversity in practice. For public entities, ASU 2016-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented unless retrospective application is impracticable. The Company early adopted ASU 2016-15 in the first quarter of 2017, and the adoption did not have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. The standard requires that all tax effects related to share-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The recognition of all excess tax benefits and tax deficiencies in the income statement, as well as related changes to the computation of diluted earnings per share, is to be applied prospectively. The impact of this standard on the Company’s consolidated financial statements depends on the intrinsic value of share-based compensation awards at the time of exercise or vesting, may result in more variability in effective tax rates and net earnings, and may impact the dilution of common stock equivalents. The Company adopted ASU 2016-09 effective January 1, 2017. As a result of this adoption, the Company recorded excess tax benefits related to share-based compensation awards of $25 million in the first quarter of 2017 in the income tax provision, whereas such benefits were previously recognized in equity. The Company elected to apply the change in presentation in the statement of cash flows prospectively, and as a result, excess tax benefits are classified as operating activities when realized through reductions to subsequent tax payments. The treatment of forfeitures did not change as the Company elected to continue its current practice of estimating expected forfeitures.
Recently Issued Accounting Pronouncements
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
The Company has reviewed the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new revenue standard to each of its key identified revenue streams included within either processing and services revenue or product revenue and is comparing the results to its current accounting practices. While the Company continues to assess all potential impacts of adopting this new revenue standard on its consolidated financial statements, it currently believes the new revenue standard will not have a significant impact on the accounting for stand-ready account- and transaction-based processing fees, the Company’s most significant revenue stream. Areas that the Company currently expects will be impacted by the new revenue standard include the accounting for costs to obtain a contract, such as the capitalization of commissions for sales personnel, which are currently expensed as incurred; the timing of revenue recognition of certain termination fees over the modified contract term, which will generally result in an acceleration of revenue as compared to the Company’s current accounting practice of recognition upon client deconversion; and the deferral of professional services revenue from certain transaction processing platform enhancements that are currently recognized as performed.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.7 billion at both March 31, 2017 and December 31, 2016, and was based on quoted prices in active markets for the Company’s senior notes (level 1 of the fair value hierarchy) and discounted cash flows based on the Company’s current incremental borrowing rate for its term loan (level 3 of the fair value hierarchy). The fair value of the Company’s revolving credit facility borrowings approximates carrying value as the underlying interest rate is variable based on LIBOR.
4. Acquisitions
On January 17, 2017, the Company completed its acquisition of Online Banking Solutions, Inc. (“OBS”), gaining additional cash management and digital business banking capabilities that complement and enrich the Company’s existing solutions, for a purchase price of $78 million, net of cash acquired, with earn-out provisions of up to $20 million. OBS products are integrated across a number of the Company’s account processing solutions and with other core processing platforms, and should enable its bank and credit union clients to better serve their commercial customers.
As of March 31, 2017, the preliminary purchase price allocation for this acquisition primarily resulted in technology and customer intangible assets totaling approximately $30 million and goodwill of approximately $60 million. The goodwill, recognized within the Financial Institution Services (“Financial”) segment, from this transaction is deductible for tax purposes and is primarily attributed to synergies and anticipated revenue and earnings growth associated with the products and services that this business provides. The results of operations for OBS have been included in the accompanying consolidated statements of income from the acquisition date. Pro forma information is not provided because the acquisition did not have a material effect on the Company’s consolidated results of operations.
5. Investment in Unconsolidated Affiliate
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. During the three months ended March 31, 2017, StoneRiver recognized a gain on the sale of a subsidiary business. The Company’s $26 million pre-tax share of the gain was recorded within income from investment in unconsolidated affiliate, with the related tax expense of $9 million recorded through the income tax provision, in the consolidated statements of income. During the three months ended March 31, 2017, the Company received cash dividends of $31 million from StoneRiver, which were funded from the sale transaction and recorded as reductions in the Company’s investment in StoneRiver.
During the three months ended March 31, 2016, StoneRiver recognized a gain on the sale of a business interest in which the Company’s pre-tax share of this gain was $190 million. During the three months ended March 31, 2016, the Company also received cash dividends of $140 million from StoneRiver, which were funded from the sale transaction and recorded as reductions in the Company’s investment in StoneRiver. In conjunction with this activity, the Company evaluated its equity method investment in StoneRiver for its ability to recover the remaining carrying amount of such investment. Utilizing a discounted cash flow analysis (level 3 of the fair value hierarchy) to arrive at a measure of the investment’s fair value, the Company recognized an impairment loss of $44 million. The Company’s $146 million pre-tax share of the gain, net of the impairment loss, was recorded within income from investment in unconsolidated affiliate, with the related tax expense of $54 million recorded through the income tax provision, in the consolidated statements of income.
The Company’s investment in StoneRiver was $9 million and $14 million at March 31, 2017 and December 31, 2016, respectively, and is reported within other long-term assets in the consolidated balance sheets. The dividends, in their entirety, represented returns on the Company’s investment and are reported in cash flows from operating activities.
6. Share-Based Compensation
The Company recognized $16 million and $22 million of share-based compensation expense during the three months ended March 31, 2017 and 2016, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the three months ended March 31, 2017 and 2016, stock options to purchase 0.7 million and 1.0 million shares, respectively, were exercised.
A summary of stock option, restricted stock unit and performance share unit grant activity is as follows:

	Three Months Ended March 31,
	2017		2016
	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value
Stock options	648	$37.19	903	$31.37
Restricted stock units	255	113.65	323	96.73
Performance share units	55	113.82	150	100.68
7. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Weighted-average common shares outstanding used for the calculation of net income per share – basic	214.5	223.5
Common stock equivalents	4.7	3.8
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	219.2	227.3
For the three months ended March 31, 2017 and 2016, stock options for 1.2 million and 0.6 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

8. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2017
Customer related intangible assets	$2,213	$1,074	$1,139
Acquired software and technology	525	439	86
Trade names	117	59	58
Capitalized software development costs	675	246	429
Purchased software	225	99	126
Total	$3,755	$1,917	$1,838

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2016
Customer related intangible assets	$2,200	$1,043	$1,157
Acquired software and technology	507	432	75
Trade names	117	57	60
Capitalized software development costs	641	233	408
Purchased software	230	97	133
Total	$3,695	$1,862	$1,833
The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at March 31, 2017, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $150 million in each of 2017 and 2018, $140 million in 2019, $120 million in 2020, and $110 million in 2021. Annual amortization expense in 2017 with respect to capitalized and purchased software recorded is estimated to approximate $150 million.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Trade accounts payable	$83	$110
Client deposits	429	409
Settlement obligations	207	305
Accrued income taxes	119	28
Accrued compensation and benefits	118	184
Other accrued expenses	249	206
Total	$1,205	$1,242

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2016	$(24)	$(50)	$(2)	$(76)
Other comprehensive income before reclassifications	2	5	—	7
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income	4	5	—	9
Balance at March 31, 2017	$(20)	$(45)	$(2)	$(67)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2015	$(31)	$(41)	$(2)	$(74)
Other comprehensive income before reclassifications	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income	2	3	—	5
Balance at March 31, 2016	$(29)	$(38)	$(2)	$(69)
Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2017, the Company estimates that it will recognize approximately $9 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of March 31, 2017 and December 31, 2016, the notional amount of these derivatives was approximately $161 million and $86 million, respectively, and the fair value totaling approximately $6 million and $1 million, respectively, is reported in prepaid expenses and other current assets in the consolidated balance sheet.
11. Cash Flow Information
Supplemental cash flow information was as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Interest paid	$7	$5
Income taxes paid	11	23
Treasury stock purchases settled after the balance sheet date	24	8

12. Business Segment Information
The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial segment. The Payments segment primarily provides electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, debit and credit card processing and services, and other electronic payments software and services. The businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of unallocated corporate expenses including compensation costs, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended March 31, 2017
Processing and services revenue	$595	$580	$3	$1,178
Product revenue	199	40	(23)	216
Total revenue	$794	$620	$(20)	$1,394
Operating income	$259	$196	$(90)	$365
Three Months Ended March 31, 2016
Processing and services revenue	$560	$561	$1	$1,122
Product revenue	189	38	(18)	209
Total revenue	$749	$599	$(17)	$1,331
Operating income	$225	$195	$(81)	$339
As of both March 31, 2017 and December 31, 2016, goodwill was $3.6 billion and $1.8 billion in the Payments and Financial segments, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: pricing and other actions by competitors; the capacity of our technology to keep pace with a rapidly evolving marketplace; the impact of market and economic conditions on the financial services industry; the impact of a security breach or operational failure on our business; the effect of legislative and regulatory actions in the United States and internationally; our ability to comply with government regulations; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2017 to the comparable period in 2016.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2017.
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
Our operations are principally located in the United States and are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides electronic bill payment and presentment services, internet and mobile banking software and services, person-to-person payment services, debit and credit card processing and services, and other electronic payments software and services. Our businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides banks, thrifts, credit unions, and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of unallocated corporate expenses including compensation costs, amortization of acquisition-related intangible assets, intercompany eliminations and other costs that are not considered when management evaluates segment performance.

During the first quarter of 2017, StoneRiver Group, L.P. (“StoneRiver”), a joint venture in which we own a 49% interest and account for under the equity method, recognized a gain on the sale of a subsidiary business, and in the first quarter of 2016, recognized a net gain on the sale of a business interest. Our pre-tax share of the net gains on these transactions was $26 million in the first quarter of 2017 and $146 million in the first quarter of 2016, with related tax expense of $9 million and $54 million, respectively. In addition, we received cash dividends from StoneRiver of $31 million and $140 million during the first quarter of 2017 and 2016, respectively, which were funded from the sale transactions.
Enterprise Priorities
We continue to implement a series of strategic initiatives to help accomplish our mission of providing integrated technology and services solutions that enable best-in-class results for our clients. These strategic initiatives include active portfolio management of our businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2017 are: (i) to continue to build high-quality revenue while meeting our earnings goals; (ii) to enhance client relationships with an emphasis on digital and payments solutions; and (iii) to deliver innovation and integration which enables differentiated value for our clients.
Industry Trends
The market for products and services offered by financial institutions continues to evolve rapidly. The financial industry regularly introduces and implements new payment, deposit, lending, investment and risk management products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same customers. At the same time, regulatory conditions and increased focus on cybersecurity have continued to create a challenging operating environment for financial institutions. For example, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and may continue to generate, new regulations impacting the financial industry. These conditions, along with mild economic improvement, have created heightened interest in solutions that help financial institutions win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency. Examples of these solutions include our electronic payments solutions and channels such as internet, mobile and tablet banking, sometimes referred to as “digital channels.”
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

	Three Months Ended March 31,
	2017	2016	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2017	2016	$	%
Revenue:
Processing and services	$1,178	$1,122	84.5%	84.3%	$56	5%
Product	216	209	15.5%	15.7%	7	3%
Total revenue	1,394	1,331	100.0%	100.0%	63	5%
Expenses:
Cost of processing and services	570	553	48.4%	49.3%	17	3%
Cost of product	182	181	84.3%	86.6%	1	1%
Sub-total	752	734	53.9%	55.1%	18	2%
Selling, general and administrative	277	258	19.9%	19.4%	19	7%
Total expenses	1,029	992	73.8%	74.5%	37	4%
Operating income	365	339	26.2%	25.5%	26	8%
Interest expense	(42)	(40)	(3.0)%	(3.0)%	2	5%
Interest and investment loss, net	—	(7)	—	(0.5)%	(7)	(100)%
Income before income taxes and income from investment in unconsolidated affiliate	$323	$292	23.2%	21.9%	$31	11%

_____________________

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2017	$794		$620		$(20)	$1,394
2016	749		599		(17)	1,331
Revenue growth	$45		$21		$(3)	$63
Revenue growth percentage	6%		4%			5%
Operating income:
2017	$259		$196		$(90)	$365
2016	225		195		(81)	339
Operating income growth	$34		$1		$(9)	$26
Operating income growth percentage	15%		1%			8%
Operating margin:
2017	32.7%		31.6%			26.2%
2016	30.0%		32.6%			25.5%
Operating margin growth (1)	270	bps	(100)	bps		70	bps

______________________

(1)	Represents the basis point growth or decline in operating margin.

Total Revenue
Total revenue increased $63 million, or 5%, in the first quarter of 2017 compared to 2016, with revenue growth of 6% in our Payments segment and 4% in our Financial segment.
Revenue in our Payments segment increased $45 million, or 6%, during the first quarter of 2017 compared to 2016. Payments segment revenue growth in the first quarter of 2017 was positively impacted by revenue from acquired businesses of $13 million, which represented a contribution of approximately 2%. Revenue growth at our card services and output solutions businesses contributed approximately 3% and 1% to the Payments segment growth, respectively, due to increased transaction volumes and product sales.
Revenue in our Financial segment increased $21 million, or 4%, during the first quarter of 2017 compared to 2016, and included revenue from an acquired business of $2 million in 2017. Financial segment revenue growth was primarily attributable to contributions of approximately 2% from our lending solutions business and approximately 1% from our account processing businesses.
Total Expenses
Total expenses increased $37 million, or 4%, in the first quarter of 2017 compared to 2016. Total expenses as a percentage of total revenue decreased 70 basis points from 74.5% in the first quarter of 2016 to 73.8% in the first quarter of 2017.
Cost of processing and services as a percentage of processing and services revenue decreased to 48.4% in the first quarter of 2017 compared to 49.3% in the first quarter of 2016. The decrease in cost of processing and services as a percentage of processing and services revenue in 2017 was largely due to a $10 million non-cash impairment charge in the first quarter of 2016 associated with the decision to replace an existing software solution with software purchased in a business acquisition.
Cost of product as a percentage of product revenue decreased to 84.3% in the first quarter of 2017 compared to 86.6% in the first quarter of 2016. The decrease in cost of product as a percentage of product revenue in 2017 was primarily due to an increase in higher-margin software license revenue.
Selling, general and administrative expenses as a percentage of total revenue increased to 19.9% in the first quarter of 2017 compared to 19.4% in the first quarter of 2016. The increase in selling, general and administrative expenses as a percentage of total revenue in 2017 was primarily impacted by increased costs of approximately 30 basis points each for acquisition-related integration and for efforts to achieve the company's operational effectiveness objectives.
Operating Income and Operating Margin
Total operating income increased $26 million, or 8%, in the first quarter of 2017 compared to 2016. Total operating margin increased 70 basis points to 26.2% in the first quarter of 2017 compared to 25.5% in 2016.
Operating income in our Payments segment increased $34 million, or 15%, and operating margin increased 270 basis points to 32.7% in the first quarter of 2017 compared to 2016. Payments segment operating margin was positively impacted by approximately 120 basis points in the first quarter of 2017 from scalable revenue growth in our card services business and by approximately 60 basis points from higher-margin revenue mix. The remaining Payments segment operating margin growth was attributable to operating efficiency in a number of our businesses.
Operating income in our Financial segment increased $1 million, or 1%, and operating margin decreased 100 basis points to 31.6% in the first quarter of 2017 compared to 2016. Financial segment operating margin was negatively impacted in the first quarter of 2017 by approximately 90 basis points from increased variable compensation expenses, primarily consisting of commissions related to higher sales performance.
The operating loss in Corporate and Other increased by $9 million in the first quarter of 2017 compared to 2016 primarily due to increased severance costs of $8 million in 2017.
Interest Expense
Interest expense increased by $2 million, or 5%, in the first quarter of 2017 compared to 2016 due to higher average outstanding debt and slightly higher variable interest rates in 2017, both of which had a similar impact on interest expense.
Interest and Investment Loss
The net interest and investment loss in the first quarter of 2016 was attributable to a non-cash write-off of a $7 million cost-method investment.

Income Tax Provision
Income tax provision as a percentage of income before income from investment in unconsolidated affiliate was 31.7% and 51.0% in the first quarter of 2017 and 2016, respectively. The rate in the first quarter of 2017 included $25 million of excess tax benefits from share-based compensation awards recognized as a reduction in the income tax provision as a result of the adoption of ASU 2016-09, partially offset by $9 million of income tax expense associated with our share of the gain on the sale of a subsidiary business by StoneRiver, our unconsolidated affiliate. The rate in the first quarter of 2016 included $54 million of income tax expense associated with our share of the net gain on the sale of a business interest by StoneRiver, partially reduced by $10 million of discrete benefits from the favorable resolution of tax matters.
Income from Investment in Unconsolidated Affiliate
Our share of StoneRiver's net income was $26 million and $146 million in the first quarter of 2017 and 2016, respectively, and was attributed to the net gains on the sales of a subsidiary business and a business interest at StoneRiver.
Net Income Per Share – Diluted
Net income per share-diluted was $1.13 and $1.27 in the first quarter of 2017 and 2016, respectively. Net income per share-diluted was favorably impacted by $0.08 per share and $0.39 per share in the first quarter of 2017 and 2016, respectively, due to our share of net investment gains, primarily from StoneRiver capital transactions. Amortization of acquisition-related intangible assets reduced net income per share-diluted by $0.12 per share in both the first quarter of 2017 and 2016.
Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $308 million and available borrowings under our revolving credit facility of $1.3 billion at March 31, 2017. The following table summarizes our operating cash flow and capital expenditure amounts for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2017	2016	$	%
Net income	$247	$289	$(42)
Depreciation and amortization	106	100	6
Share-based compensation	16	22	(6)
Excess tax benefits from share-based awards	—	(9)	9
Deferred income taxes	(3)	(6)	3
Income from investment in unconsolidated affiliate	(26)	(146)	120
Dividends from unconsolidated affiliate	31	140	(109)
Non-cash impairment charges	—	17	(17)
Net changes in working capital	92	102	(10)
Operating cash flow	$463	$509	$(46)	(9)%
Capital expenditures	$76	$72	$4	6%
Our net cash provided by operating activities, or operating cash flow, was $463 million in the first three months of 2017, a decrease of 9% compared with $509 million in the first three months of 2016. This decrease was primarily due to lower cash dividends received from our StoneRiver joint venture, partially offset by improved operating results.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases and acquisitions, and to repay debt rather than to pay dividends. Our capital expenditures were approximately 5% of our total revenue in both the first three months of 2017 and 2016.
During the first three months of 2017 and 2016, we received cash dividends of $31 million and $140 million, respectively, from our StoneRiver joint venture. These dividends, in their entirety, represented returns on our investment and are reported in cash flows from operating activities. During the first three months of 2017, we also acquired Online Banking Solutions, Inc. for a purchase price of $78 million, net of cash acquired, with earn-out provisions of up to $20 million. We funded the acquisition by utilizing a combination of available cash and existing availability under our revolving credit facility.
We purchased $389 million of our common stock during the first three months of 2017. As of March 31, 2017, we had approximately 17.0 million shares remaining under our current share repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Indebtedness

(In millions)	March 31, 2017	December 31, 2016
Revolving credit facility	$726	$647
Term loan	629	629
2.7% senior notes due 2020	845	845
4.625% senior notes due 2020	448	448
4.75% senior notes due 2021	398	398
3.5% senior notes due 2022	695	695
3.85% senior notes due 2025	894	893
Other borrowings	3	7
Total debt (including current maturities)	$4,638	$4,562
At March 31, 2017, our debt consisted primarily of $3.3 billion of senior notes, $726 million of revolving credit facility borrowings and $629 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first three months of 2017, we were in compliance with all financial debt covenants.
Variable Rate Debt
We maintain a $2.0 billion revolving credit agreement and a term loan with a syndicate of banks. Both the outstanding borrowings under the revolving credit facility and the term loan bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate was 2.04% on the revolving credit facility borrowings and 2.23% on the term loan borrowings at March 31, 2017. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which expires in April 2020. A scheduled principal payment on the term loan of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity in October 2018. The revolving credit facility and the term loan contain various, substantially similar restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 and have not materially changed since December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2017	600,000	$108.79	600,000	19,878,000
February 1-28, 2017	1,220,000	111.58	1,220,000	18,658,000
March 1-31, 2017	1,610,000	116.69	1,610,000	17,048,000
Total	3,430,000		3,430,000
_________________________

(1)	On each of November 18, 2015 and November 16, 2016, our board of directors authorized the purchase of up to 15.0 million shares of our common stock. These authorizations do not expire.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	April 27, 2017	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	April 27, 2017	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated April 27, 2017

31.2	Certification of the Chief Financial Officer, dated April 27, 2017

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated April 27, 2017

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.