Form 10-Q
period 2017-06-30
FISERV INC
filed 2017-08-02
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, there were 210,465,540 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Processing and services	$1,186	$1,159	$2,364	$2,281
Product	200	204	416	413
Total revenue	1,386	1,363	2,780	2,694
Expenses:
Cost of processing and services	573	547	1,143	1,100
Cost of product	175	180	357	361
Selling, general and administrative	276	274	553	532
Gain on sale of business	(10)	—	(10)	—
Total expenses	1,014	1,001	2,043	1,993
Operating income	372	362	737	701
Interest expense	(44)	(40)	(86)	(80)
Interest and investment income (loss), net	2	—	2	(7)
Income before income taxes and income from investment in unconsolidated affiliate	330	322	653	614
Income tax provision	(109)	(110)	(211)	(259)
Income from investment in unconsolidated affiliate	—	—	26	146
Net income	$221	$212	$468	$501

Net income per share – basic	$1.05	$0.95	$2.20	$2.25
Net income per share – diluted	$1.02	$0.94	$2.15	$2.21

Shares used in computing net income per share:
Basic	211.8	222.0	213.2	222.8
Diluted	216.3	225.6	217.8	226.5
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$221	$212	$468	$501
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income tax provision of $1 million and $2 million	1	—	3	—
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million, $1 million, $2 million and $2 million	1	1	3	3
Foreign currency translation	6	(6)	11	(3)
Total other comprehensive income (loss)	8	(5)	17	—
Comprehensive income	$229	$207	$485	$501
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$299	$300
Trade accounts receivable, net	845	902
Prepaid expenses and other current assets	488	526
Total current assets	1,632	1,728
Property and equipment, net	396	405
Intangible assets, net	1,807	1,833
Goodwill	5,435	5,373
Other long-term assets	415	404
Total assets	$9,685	$9,743
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,148	$1,242
Current maturities of long-term debt	95	95
Deferred revenue	464	483
Total current liabilities	1,707	1,820
Long-term debt	4,646	4,467
Deferred income taxes	773	762
Other long-term liabilities	168	153
Total liabilities	7,294	7,202
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	1,017	1,020
Accumulated other comprehensive loss	(59)	(76)
Retained earnings	9,462	8,994
Treasury stock, at cost, 184.9 million and 180.2 million shares	(8,033)	(7,401)
Total shareholders’ equity	2,391	2,541
Total liabilities and shareholders’ equity	$9,685	$9,743
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$468	$501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	137	122
Amortization of acquisition-related intangible assets	78	80
Share-based compensation	33	39
Excess tax benefits from share-based awards	—	(37)
Deferred income taxes	—	5
Income from investment in unconsolidated affiliate	(26)	(146)
Dividends from unconsolidated affiliate	31	140
Non-cash impairment charges	10	17
Gain on sale of business	(10)	—
Other operating activities	(1)	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	59	3
Prepaid expenses and other assets	(21)	(38)
Accounts payable and other liabilities	(47)	37
Deferred revenue	(20)	(34)
Net cash provided by operating activities	691	687
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(136)	(145)
Payments for acquisitions of businesses, net of cash acquired	(78)	(265)
Proceeds from sale of business	19	—
Other investing activities	1	2
Net cash used in investing activities	(194)	(408)
Cash flows from financing activities:
Debt proceeds	1,173	1,249
Debt repayments	(1,005)	(991)
Proceeds from issuance of treasury stock	47	47
Purchases of treasury stock, including employee shares withheld for tax obligations	(713)	(633)
Excess tax benefits from share-based awards	—	37
Net cash used in financing activities	(498)	(291)
Net change in cash and cash equivalents	(1)	(12)
Cash and cash equivalents, beginning balance	300	275
Cash and cash equivalents, ending balance	$299	$263
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three-month and six-month periods ended June 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit's carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or those beginning after January 1, 2017 if early adopted. The Company early adopted ASU 2017-04 in the first quarter of 2017. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and is not expected to have a material impact on its consolidated financial statements going forward.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. The standard requires that all tax effects related to share-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. For public entities, ASU 2016-09 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The recognition of all excess tax benefits and tax deficiencies in the income statement, as well as related changes to the computation of diluted earnings per share, is to be applied prospectively. The impact of this standard on the Company’s consolidated financial statements depends on the intrinsic value of share-based compensation awards at the time of exercise or vesting, may result in more variability in effective tax rates and net earnings, and may impact the dilution of common stock equivalents. The Company adopted ASU 2016-09 effective January 1, 2017. As a result of this adoption, the Company recorded excess tax benefits related to share-based compensation awards of $6 million and $31 million during the three and six months ended June 30, 2017, respectively, in the income tax provision, whereas such benefits were previously recognized in equity. The Company elected to apply the change in presentation in the statement of cash flows prospectively, and as a result, excess tax benefits are classified as operating activities when realized through reductions to subsequent tax payments. The treatment of forfeitures did not change as the Company elected to continue its current practice of estimating expected forfeitures.
Recently Issued Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Under ASU 2017-09, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the award are the same immediately before and after the award is modified. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted in any interim period. Entities must apply the standard prospectively. The Company is currently assessing the impact that the adoption of ASU 2017-09 will have on its consolidated financial statements.
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
The Company has reviewed the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new revenue standard to each of its key identified revenue streams included within either processing and services revenue or product revenue and is comparing the results to its current accounting practices. While the Company continues to assess all potential impacts of adopting this new revenue standard on its consolidated financial statements, related disclosures, and necessary control and process changes, it currently believes the new revenue standard will not have a significant impact on the accounting for stand-ready account- and transaction-based processing fees, the Company’s most significant revenue stream. Areas that the Company currently expects will be impacted by the new revenue standard include the accounting for costs to obtain a contract, such as the capitalization of commissions for sales personnel, which are currently expensed as incurred; the timing of revenue recognition of certain termination fees over the modified contract term, which will generally result in an acceleration of revenue as compared to the Company’s current accounting practice of recognition upon client deconversion; the deferral of professional services revenue from certain transaction processing platform enhancements that are currently recognized as performed; and the expanded qualitative and quantitative disclosures required under the new standard.
Entities have the option of adopting this new guidance using either a full retrospective or a modified approach with the cumulative effect of applying the guidance recognized at the date of initial application. The Company currently anticipates adopting the new standard using the modified retrospective transition approach, which will result in a cumulative effect adjustment to retained earnings as of January 1, 2018. However, a final decision regarding the adoption method is dependent on several factors, including the completion of the Company’s analysis of the effect the adoption of the new standard will have on its results of operations, financial position and related disclosures.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.9 billion at June 30, 2017 and $4.7 billion at December 31, 2016, and was based on quoted prices in active markets for the Company’s senior notes (level 1 of the fair value hierarchy) and discounted cash flows based on the Company’s current incremental borrowing rate for its term loan (level 3 of the fair value hierarchy). The fair value of the Company’s revolving credit facility borrowings approximates carrying value as the underlying interest rate is variable based on LIBOR. The estimated fair value of the contingent consideration liability of $15 million at June 30, 2017 (see Note 4) was based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the various earn-out criteria (level 3 of the fair value hierarchy). This estimated fair value has not changed since the acquisition date.

4. Acquisitions and Dispositions
Acquisitions
On January 17, 2017, the Company completed its acquisition of Online Banking Solutions, Inc. (“OBS”), gaining additional cash management and digital business banking capabilities that complement and enrich the Company’s existing solutions, for a purchase price of $78 million, net of cash acquired, along with earn-out provisions estimated at a fair value of $15 million. OBS products are integrated across a number of the Company’s account processing solutions and with other core processing platforms, and should enable its bank and credit union clients to better serve their commercial customers.
During the second quarter of 2017, the Company finalized the purchase price allocation for this acquisition based upon a final valuation of intangible assets. The final purchase price allocation did not materially change from the preliminary allocation and resulted in technology and customer intangible assets totaling $30 million, goodwill of $62 million and other identifiable net assets of $1 million consisting primarily of accounts receivable. The goodwill, recognized within the Financial Institution Services (“Financial”) segment, from this transaction is deductible for tax purposes and is primarily attributed to synergies and anticipated revenue and earnings growth associated with the products and services that this business provides. The results of operations for OBS have been included in the accompanying consolidated statements of income from the acquisition date. Pro forma information is not provided because the acquisition did not have a material effect on the Company’s consolidated results of operations.
In June 2017, the Company made a recommended cash offer to acquire Monitise plc (“Monitise”) for approximately £70 million ($89 million). The transaction is subject to certain conditions including Monitise shareholder approval. In connection with this pending acquisition, the Company entered into a forward currency contract to hedge its net exposure to the British pound. As of June 30, 2017, the notional amount of this forward currency contract approximated $69 million, with a fair value of approximately $1 million recorded to earnings in the consolidated statements of income and prepaid expenses and other current assets in the consolidated balance sheet.
Disposition
On May 11, 2017, the Company sold its Australian item processing business, which was reported within the Financial segment, for approximately $17 million, consisting of $19 million in cash received at closing less an estimated closing adjustment of $2 million anticipated to be finalized in the third quarter of 2017. The Company recognized a gain on the sale of $10 million, with the related tax expense of $5 million recorded through the income tax provision, in the consolidated statements of income for the three and six months ended June 30, 2017.
5. Investment in Unconsolidated Affiliate
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. During the first quarter of 2017, StoneRiver recognized a gain on the sale of a business. The Company’s $26 million pre-tax share of the gain was recorded within income from investment in unconsolidated affiliate, with the related tax expense of $9 million recorded through the income tax provision, in the consolidated statements of income. During the first quarter of 2017, the Company received cash dividends of $31 million from StoneRiver, which were funded from the sale transaction and recorded as reductions in the Company’s investment in StoneRiver.
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
The Company’s investment in StoneRiver was $9 million and $14 million at June 30, 2017 and December 31, 2016, respectively, and is reported within other long-term assets in the consolidated balance sheets. The dividends, in their entirety, represented returns on the Company’s investment and are reported in cash flows from operating activities.

6. Share-Based Compensation
The Company recognized $17 million and $33 million of share-based compensation expense during the three and six months ended June 30, 2017, respectively, and $17 million and $39 million of share-based compensation expense during the three and six months ended June 30, 2016, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2017 and 2016, stock options to purchase 0.9 million and 1.3 million shares, respectively, were exercised.
A summary of stock option, restricted stock unit and performance share unit grant activity is as follows:

	Six Months Ended June 30,
	2017		2016
	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value
Stock options	667	$37.27	931	$31.42
Restricted stock units	273	114.07	340	97.01
Performance share units	55	113.82	150	100.68
7. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Weighted-average common shares outstanding used for the calculation of net income per share – basic	211.8	222.0	213.2	222.8
Common stock equivalents	4.5	3.6	4.6	3.7
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	216.3	225.6	217.8	226.5
For the three months ended June 30, 2017 and 2016, stock options for 0.8 million and 0.9 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For both the six months ended June 30, 2017 and 2016, stock options for 0.7 million shares were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

8. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2017
Customer related intangible assets	$2,213	$1,105	$1,108
Acquired software and technology	525	445	80
Trade names	117	61	56
Capitalized software development costs	702	265	437
Purchased software	230	104	126
Total	$3,787	$1,980	$1,807

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2016
Customer related intangible assets	$2,200	$1,043	$1,157
Acquired software and technology	507	432	75
Trade names	117	57	60
Capitalized software development costs	641	233	408
Purchased software	230	97	133
Total	$3,695	$1,862	$1,833
The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at June 30, 2017, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $150 million in each of 2017 and 2018, $140 million in 2019, $120 million in 2020, and $110 million in 2021. Annual amortization expense in 2017 with respect to capitalized and purchased software recorded is estimated to approximate $150 million.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Trade accounts payable	$85	$110
Client deposits	447	409
Settlement obligations	253	305
Accrued compensation and benefits	134	184
Other accrued expenses	229	234
Total	$1,148	$1,242

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2016	$(24)	$(50)	$(2)	$(76)
Other comprehensive income before reclassifications	3	11	—	14
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income	6	11	—	17
Balance at June 30, 2017	$(18)	$(39)	$(2)	$(59)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2015	$(31)	$(41)	$(2)	$(74)
Other comprehensive loss before reclassifications	—	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income (loss)	3	(3)	—	—
Balance at June 30, 2016	$(28)	$(44)	$(2)	$(74)
Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2017, the Company estimates that it will recognize approximately $7 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of June 30, 2017 and December 31, 2016, the notional amount of these derivatives was approximately $163 million and $86 million, respectively, and the fair value totaling approximately $6 million and $1 million, respectively, is reported in prepaid expenses and other current assets in the consolidated balance sheet.
11. Cash Flow Information
Supplemental cash flow information was as follows:

	Six Months Ended June 30,
(In millions)	2017	2016
Interest paid	$77	$72
Income taxes paid	206	203
Treasury stock purchases settled after the balance sheet date	13	24

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended June 30, 2017
Processing and services revenue	$602	$582	$2	$1,186
Product revenue	177	41	(18)	200
Total revenue	$779	$623	$(16)	$1,386
Operating income	$238	$214	$(80)	$372
Three Months Ended June 30, 2016
Processing and services revenue	$587	$570	$2	$1,159
Product revenue	176	42	(14)	204
Total revenue	$763	$612	$(12)	$1,363
Operating income	$237	$202	$(77)	$362
Six Months Ended June 30, 2017
Processing and services revenue	$1,197	$1,162	$5	$2,364
Product revenue	376	81	(41)	416
Total revenue	$1,573	$1,243	$(36)	$2,780
Operating income	$497	$410	$(170)	$737
Six Months Ended June 30, 2016
Processing and services revenue	$1,147	$1,131	$3	$2,281
Product revenue	365	80	(32)	413
Total revenue	$1,512	$1,211	$(29)	$2,694
Operating income	$462	$397	$(158)	$701
As of both June 30, 2017 and December 31, 2016, goodwill was $3.6 billion and $1.8 billion in the Payments and Financial segments, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: pricing and other actions by competitors; the capacity of our technology to keep pace with a rapidly evolving marketplace; the impact of market and economic conditions on the financial services industry; the impact of a security breach or operational failure on our business; the effect of legislative and regulatory actions in the United States and internationally; our ability to comply with government regulations; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same, including with respect to the acquisition of Monitise plc; the impact of our strategic initiatives; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2017 to the comparable period in 2016.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2017.
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

During the first quarter of 2017, StoneRiver Group, L.P. (“StoneRiver”), a joint venture in which we own a 49% interest and account for under the equity method, recognized a gain on the sale of a business, and in the first quarter of 2016, recognized a net gain on the sale of a business interest. Our pre-tax share of the net gains on these transactions was $26 million in the first quarter of 2017 and $146 million in the first quarter of 2016, with related tax expense of $9 million and $54 million, respectively. In addition, we received cash dividends from StoneRiver of $31 million and $140 million during the first quarter of 2017 and 2016, respectively, which were funded from the sale transactions.
In June 2017, we made a recommended cash offer to acquire Monitise plc (“Monitise”) for approximately £70 million ($89 million). The transaction is subject to certain conditions including Monitise shareholder approval.
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

	Three Months Ended June 30,
	2017	2016	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2017	2016	$	%
Revenue:
Processing and services	$1,186	$1,159	85.6%	85.0%	$27	2%
Product	200	204	14.4%	15.0%	(4)	(2)%
Total revenue	1,386	1,363	100.0%	100.0%	23	2%
Expenses:
Cost of processing and services	573	547	48.3%	47.2%	26	5%
Cost of product	175	180	87.5%	88.2%	(5)	(3)%
Sub-total	748	727	54.0%	53.3%	21	3%
Selling, general and administrative	276	274	19.9%	20.1%	2	1%
Gain on sale of business	(10)	—	(0.7)%	—	10	—
Total expenses	1,014	1,001	73.2%	73.4%	13	1%
Operating income	372	362	26.8%	26.6%	10	3%
Interest expense	(44)	(40)	(3.2)%	(2.9)%	4	10%
Interest and investment income, net	2	—	0.1%	—	2	—
Income before income taxes and income from investment in unconsolidated affiliate	$330	$322	23.8%	23.6%	$8	2%

	Six Months Ended June 30,
	2017	2016	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2017	2016	$	%
Revenue:
Processing and services	$2,364	$2,281	85.0%	84.7%	$83	4%
Product	416	413	15.0%	15.3%	3	1%
Total revenue	2,780	2,694	100.0%	100.0%	86	3%
Expenses:
Cost of processing and services	1,143	1,100	48.4%	48.2%	43	4%
Cost of product	357	361	85.8%	87.4%	(4)	(1)%
Sub-total	1,500	1,461	54.0%	54.2%	39	3%
Selling, general and administrative	553	532	19.9%	19.7%	21	4%
Gain on sale of business	(10)	—	(0.4)%	—	10	—
Total expenses	2,043	1,993	73.5%	74.0%	50	3%
Operating income	737	701	26.5%	26.0%	36	5%
Interest expense	(86)	(80)	(3.1)%	(3.0)%	6	8%
Interest and investment income (loss), net	2	(7)	0.1%	(0.3)%	9	129%
Income before income taxes and income from investment in unconsolidated affiliate	$653	$614	23.5%	22.8%	$39	6%
_____________________

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2017	$779		$623		$(16)	$1,386
2016	763		612		(12)	1,363
Revenue growth	$16		$11		$(4)	$23
Revenue growth percentage	2%		2%			2%
Operating income:
2017	$238		$214		$(80)	$372
2016	237		202		(77)	362
Operating income growth	$1		$12		$(3)	$10
Operating income growth percentage	—%		6%			3%
Operating margin:
2017	30.5%		34.3%			26.8%
2016	31.1%		33.0%			26.6%
Operating margin growth (1)	(60)	bps	130	bps		20	bps

	Six Months Ended June 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2017	$1,573		$1,243		$(36)	$2,780
2016	1,512		1,211		(29)	2,694
Revenue growth	$61		$32		$(7)	$86
Revenue growth percentage	4%		3%			3%
Operating income:
2017	$497		$410		$(170)	$737
2016	462		397		(158)	701
Operating income growth	$35		$13		$(12)	$36
Operating income growth percentage	8%		3%			5%
Operating margin:
2017	31.6%		33.0%			26.5%
2016	30.5%		32.8%			26.0%
Operating margin growth (1)	110	bps	20	bps		50	bps

______________________

(1)	Represents the basis point growth or decline in operating margin.
Total Revenue
Total revenue increased $23 million, or 2%, in the second quarter of 2017 compared to the second quarter of 2016 and increased $86 million, or 3%, in the first six months of 2017 compared to the first six months of 2016.
Revenue in our Payments segment increased $16 million, or 2%, and $61 million, or 4%, during the second quarter and first six months of 2017, respectively, compared to the prior periods in 2016. Revenue growth at our card services business contributed approximately 2% to the Payments segment growth in both the second quarter and first six months of 2017 due to increased transaction volumes. In addition, our investment services business contributed approximately 1% to the Payments segment growth in the first six months of 2017 due to increased license revenue. Revenue from acquired businesses of $13 million contributed approximately 1% to the Payments segment growth in the first six months of 2017.

Revenue in our Financial segment increased $11 million, or 2%, and $32 million, or 3%, during the second quarter and first six months of 2017, respectively, compared to the prior periods in 2016, and included revenue from an acquired business of $4 million in the first six months of 2017. Financial segment revenue growth was primarily attributable to contributions of approximately 2% from our lending solutions business in both the second quarter and first six months of 2017 due to increased volumes, and approximately 1% from our account processing businesses in the first six months of 2017.
Total Expenses
Total expenses increased $13 million, or 1%, and $50 million, or 3%, in the second quarter and first six months of 2017, respectively, compared to the prior periods in 2016. Total expenses as a percentage of total revenue decreased 20 basis points to 73.2% in the second quarter of 2017 and decreased 50 basis points to 73.5% in the first six months of 2017 compared to the prior year periods. Total expenses were favorably impacted by 70 basis points and 40 basis points in the second quarter and first six months of 2017, respectively, compared to the prior year periods, due to the gain on the sale of our Australian item processing business.
Cost of processing and services as a percentage of processing and services revenue increased to 48.3% in the second quarter of 2017 compared to 47.2% in the second quarter of 2016 and increased to 48.4% in the first six months of 2017 compared to 48.2% in the first six months of 2016. The increase in cost of processing and services as a percentage of processing and services revenue in 2017 was due to various expense increases across some of our businesses in the second quarter of 2017 as compared to the prior year period, substantially offset by a $10 million non-cash impairment charge in the first six months of 2016 associated with the decision to replace an existing software solution with software purchased in a business acquisition.
Cost of product as a percentage of product revenue decreased to 87.5% in the second quarter of 2017 compared to 88.2% in the second quarter of 2016 and decreased to 85.8% in the first six months of 2017 compared to 87.4% in the first six months of 2016. The decrease in cost of product as a percentage of product revenue in 2017 was primarily due to an increase in higher-margin software license revenue.
Selling, general and administrative expenses as a percentage of total revenue was generally consistent for the second quarter of 2017 at 19.9% compared to 20.1% in the second quarter of 2016 and for the first six months of 2017 at 19.9% compared to 19.7% in the first six months of 2016.
Operating Income and Operating Margin
Total operating income increased $10 million, or 3%, and $36 million, or 5%, in the second quarter and first six months of 2017, respectively, compared to the prior periods in 2016. Total operating margin increased 20 basis points to 26.8% in the second quarter of 2017 and increased 50 basis points to 26.5% in the first six months of 2017 compared to the prior year periods.
Operating income in our Payments segment increased $1 million in the second quarter and $35 million, or 8%, in the first six months of 2017 compared to the prior periods in 2016. Operating margin decreased 60 basis points to 30.5% in the second quarter of 2017 and increased 110 basis points to 31.6% in the first six months of 2017 compared to the prior year periods. Payments segment operating margin was negatively impacted by approximately 200 basis points during the second quarter of 2017 and by approximately 100 basis points during the first six months of 2017 related to a $15 million charge associated with two projects that were ended including a $10 million write-off of previously capitalized costs. Payments segment operating margin was positively impacted by approximately 50 basis points in the second quarter of 2017 and approximately 90 basis points in the first six months of 2017 from scalable revenue growth in our card services business. In addition, higher margin revenue mix contributed approximately 70 basis points to Payments segment operating margin in both the second quarter and first six months of 2017 compared to the prior year periods.
Operating income in our Financial segment increased $12 million, or 6%, and $13 million, or 3%, in the second quarter and first six months of 2017, respectively, compared to the prior periods in 2016. Operating margin increased 130 basis points to 34.3% in the second quarter of 2017 and increased 20 basis points to 33.0% in the first six months of 2017 compared to the prior year periods. Financial segment operating margin was positively impacted by approximately 80 basis points in the second quarter of 2017 and by approximately 70 basis points in the first six months of 2017 from revenue growth in our lending solutions business. For the first six months of 2017, this was partially offset by approximately 60 basis points from increased variable compensation expenses, primarily consisting of commissions related to higher sales performance.
The operating loss in Corporate and Other increased by $3 million and $12 million in the second quarter and first six months of 2017, respectively, compared to the prior year periods primarily due to increased severance costs of $3 million and $11 million, respectively, as well as increased acquisition and related integration costs of $8 million and $5 million, respectively. These increased costs were partially offset by a $10 million gain on the sale of our Australian item processing business in the second quarter of 2017.
Interest Expense
Interest expense increased $4 million, or 10%, and $6 million, or 8%, in the second quarter and first six months of 2017, respectively, compared to the prior periods in 2016. Higher average variable interest rates contributed to increased interest expense of approximately $2 million in the second quarter and approximately $3 million in the first six months of 2017 compared to the prior periods in 2016. Higher average outstanding debt contributed to increased interest expense of approximately $1 million in the second quarter and approximately $2 million in the first six months of 2017 compared to the prior periods in 2016.
Interest and Investment Income (Loss), net
The net interest and investment income in the second quarter and first six months of 2017 was primarily attributable to an unrealized gain on a forward currency hedge related to our pending acquisition of Monitise. The net interest and investment loss in the first six months of 2016 was attributable to a non-cash write-off of a $7 million cost-method investment.
Income Tax Provision
Income tax provision as a percentage of income before income from investment in unconsolidated affiliate was 32.8% and 34.2% in the second quarter of 2017 and 2016, respectively, and was 32.2% and 42.2% in the first six months of 2017 and 2016, respectively. The rate in the first six months of 2017 included $31 million of excess tax benefits from share-based compensation awards recognized as a reduction in the income tax provision as a result of the adoption of ASU 2016-09, partially offset by $9 million of income tax expense associated with our share of the gain on the sale of a business by StoneRiver in the first quarter of 2017. The rate in the first six months of 2016 included $54 million of income tax expense associated with our share of the net gain on the sale of a business interest by StoneRiver in the first quarter, partially reduced by $16 million of discrete benefits from the favorable resolution of tax matters.
Income from Investment in Unconsolidated Affiliate
Our share of StoneRiver’s net income was $26 million and $146 million in the first six months of 2017 and 2016, respectively, and was attributed to the net gains on the disposition of a business and a business interest at StoneRiver.
Net Income Per Share – Diluted
Net income per share-diluted was $1.02 and $0.94 in the second quarter of 2017 and 2016, respectively, and was $2.15 and $2.21 in the first six months of 2017 and 2016, respectively. Net income per share-diluted was favorably impacted by $0.08 per share and $0.39 per share in the first six months of 2017 and 2016, respectively, due to our share of net investment gains, primarily from StoneRiver capital transactions. Amortization of acquisition-related intangible assets reduced net income per share-diluted by $0.12 and $0.11 per share in the second quarter of 2017 and 2016, respectively, and by $0.24 and $0.23 per share in the first six months of 2017 and 2016, respectively.

Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $299 million and available borrowings under our revolving credit facility of $1.2 billion at June 30, 2017. The following table summarizes our operating cash flow and capital expenditure amounts for the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2017	2016	$	%
Net income	$468	$501	$(33)
Depreciation and amortization	215	202	13
Share-based compensation	33	39	(6)
Excess tax benefits from share-based awards	—	(37)	37
Deferred income taxes	—	5	(5)
Income from investment in unconsolidated affiliate	(26)	(146)	120
Dividends from unconsolidated affiliate	31	140	(109)
Non-cash impairment charges	10	17	(7)
Gain on sale of business	(10)	—	(10)
Net changes in working capital and other	(30)	(34)	4
Operating cash flow	$691	$687	$4	1%
Capital expenditures	$136	$145	$(9)	(6)%
Our net cash provided by operating activities, or operating cash flow, was $691 million in the first six months of 2017, an increase of 1% compared with $687 million in the first six months of 2016. This increase was primarily due to improved operating results, largely offset by $109 million of lower cash dividends received from our StoneRiver joint venture.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases and acquisitions, and to repay debt rather than to pay dividends. Our capital expenditures were approximately 5% of our total revenue in both the first six months of 2017 and 2016.
During the first six months of 2017 and 2016, we received cash dividends of $31 million and $140 million, respectively, from our StoneRiver joint venture. These dividends, in their entirety, represented returns on our investment and are reported in cash flows from operating activities. During the first six months of 2017, we also acquired Online Banking Solutions, Inc. for a purchase price of $78 million, net of cash acquired. We funded the acquisition by utilizing a combination of available cash and existing availability under our revolving credit facility.
We purchased $684 million of our common stock during the first six months of 2017. As of June 30, 2017, we had approximately 14.6 million shares remaining under our current share repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

(In millions)	June 30, 2017	December 31, 2016
Revolving credit facility	$819	$647
Term loan	629	629
2.7% senior notes due 2020	845	845
4.625% senior notes due 2020	448	448
4.75% senior notes due 2021	398	398
3.5% senior notes due 2022	695	695
3.85% senior notes due 2025	894	893
Other borrowings	13	7
Total debt (including current maturities)	$4,741	$4,562
At June 30, 2017, our debt consisted primarily of $3.3 billion of senior notes, $819 million of revolving credit facility borrowings and $629 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first six months of 2017, we were in compliance with all financial debt covenants.
Variable Rate Debt
We maintain a $2.0 billion revolving credit agreement and a term loan with a syndicate of banks. Both the outstanding borrowings under the revolving credit facility and the term loan bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate was 2.29% on the revolving credit facility borrowings and 2.48% on the term loan borrowings at June 30, 2017. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which expires in April 2020. A scheduled principal payment on the term loan of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity in October 2018. The revolving credit facility and the term loan contain various, substantially similar restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 and have not materially changed since December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2017	855,000	$117.17	855,000	16,193,000
May 1-31, 2017	915,000	120.68	915,000	15,278,000
June 1-30, 2017	680,000	124.19	680,000	14,598,000
Total	2,450,000		2,450,000
_________________________

(1)	On each of November 18, 2015 and November 16, 2016, our board of directors authorized the purchase of up to 15.0 million shares of our common stock. These authorizations do not expire.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	August 2, 2017	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	August 2, 2017	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Form of Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE)

10.2	Form of Non-Qualified Stock Option Agreement (Non-Employee Director - EE)

31.1	Certification of the Chief Executive Officer, dated August 2, 2017

31.2	Certification of the Chief Financial Officer, dated August 2, 2017

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated August 2, 2017

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.