Form 10-Q
period 2017-09-30
FISERV INC
filed 2017-11-01
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2017, there were 208,399,394 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Processing and services	$1,199	$1,160	$3,563	$3,441
Product	201	220	617	633
Total revenue	1,400	1,380	4,180	4,074
Expenses:
Cost of processing and services	572	551	1,715	1,651
Cost of product	174	186	531	547
Selling, general and administrative	284	274	837	806
Gain on sale of business	—	—	(10)	—
Total expenses	1,030	1,011	3,073	3,004
Operating income	370	369	1,107	1,070
Interest expense	(45)	(41)	(131)	(121)
Interest and investment income (loss), net	—	—	2	(7)
Income before income taxes and income from investment in unconsolidated affiliate	325	328	978	942
Income tax provision	(98)	(114)	(309)	(373)
Income from investment in unconsolidated affiliate	5	—	31	146
Net income	$232	$214	$700	$715

Net income per share – basic	$1.10	$0.98	$3.30	$3.23
Net income per share – diluted	$1.08	$0.96	$3.23	$3.18

Shares used in computing net income per share:
Basic	210.1	219.2	212.1	221.6
Diluted	214.5	222.7	216.7	225.2
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$232	$214	$700	$715
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income tax (benefit) provision of $(1) million and $1 million	(1)	—	2	—
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million, $1 million, $3 million and $3 million	2	2	5	5
Foreign currency translation	3	3	14	—
Total other comprehensive income	4	5	21	5
Comprehensive income	$236	$219	$721	$720
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$325	$300
Trade accounts receivable, net	898	902
Prepaid expenses and other current assets	647	526
Total current assets	1,870	1,728
Property and equipment, net	385	405
Intangible assets, net	1,888	1,833
Goodwill	5,612	5,373
Other long-term assets	444	404
Total assets	$10,199	$9,743
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,306	$1,242
Current maturities of long-term debt	93	95
Deferred revenue	451	483
Total current liabilities	1,850	1,820
Long-term debt	5,018	4,467
Deferred income taxes	815	762
Other long-term liabilities	166	153
Total liabilities	7,849	7,202
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 900.0 million shares authorized; 395.7 million shares issued	4	4
Additional paid-in capital	1,021	1,020
Accumulated other comprehensive loss	(55)	(76)
Retained earnings	9,694	8,994
Treasury stock, at cost, 186.9 million and 180.2 million shares	(8,314)	(7,401)
Total shareholders’ equity	2,350	2,541
Total liabilities and shareholders’ equity	$10,199	$9,743
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$700	$715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	205	187
Amortization of acquisition-related intangible assets	117	119
Share-based compensation	48	54
Excess tax benefits from share-based awards	—	(46)
Deferred income taxes	20	7
Income from investment in unconsolidated affiliate	(31)	(146)
Dividends from unconsolidated affiliate	44	140
Non-cash impairment charges	17	17
Gain on sale of business	(10)	—
Other operating activities	(4)	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	23	(15)
Prepaid expenses and other assets	(60)	(40)
Accounts payable and other liabilities	(11)	111
Deferred revenue	(43)	(59)
Net cash provided by operating activities	1,015	1,042
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(208)	(223)
Payments for acquisitions of businesses, net of cash acquired	(383)	(265)
Proceeds from sale of business	19	—
Purchases of investments	(10)	(1)
Other investing activities	7	3
Net cash used in investing activities	(575)	(486)
Cash flows from financing activities:
Debt proceeds	1,946	1,711
Debt repayments	(1,410)	(1,380)
Proceeds from issuance of treasury stock	65	65
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,016)	(970)
Excess tax benefits from share-based awards	—	46
Net cash used in financing activities	(415)	(528)
Net change in cash and cash equivalents	25	28
Cash and cash equivalents, beginning balance	300	275
Cash and cash equivalents, ending balance	$325	$303
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three-month and nine-month periods ended September 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Under ASU 2017-09, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the award are the same immediately before and after the award is modified. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted in any interim period. Entities must apply the standard prospectively. The Company early adopted ASU 2017-09 effective September 30, 2017 and will apply the guidance prospectively to awards modified on or after the adoption date. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and is not expected to have a material impact on its consolidated financial statements going forward.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or those beginning after January 1, 2017 if early adopted. The Company early adopted ASU 2017-04 in the first quarter of 2017. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and is not expected to have a material impact on its consolidated financial statements going forward.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. The standard requires that all tax effects related to share-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. For public entities, ASU 2016-09 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The recognition of all excess tax benefits and tax deficiencies in the income statement, as well as related changes to the computation of diluted earnings per share, is to be applied prospectively. The impact of this standard on the Company’s consolidated financial statements depends on the intrinsic value of share-based compensation awards at the time of exercise or vesting, may result in more variability in effective tax rates and net earnings, and may impact the dilution of common stock equivalents. The Company adopted ASU 2016-09 effective January 1, 2017. As a result of this adoption, the Company recorded excess tax benefits related to share-based compensation awards of $13 million and $44 million during the three and nine months ended September 30, 2017, respectively, in the income tax provision, whereas such benefits were previously recognized in equity. These benefits were partially offset by an increase in the dilution of common stock equivalents for calculating diluted earnings per share. The Company elected to apply the change in presentation in the statement of cash flows prospectively, and as a result, excess tax benefits are classified as operating activities when realized through reductions to subsequent tax payments. The treatment of forfeitures did not change as the Company elected to continue its current practice of estimating expected forfeitures.
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which provides guidance designed to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements as well as to simplify the application of the hedge accounting guidance in current U.S. generally accepted accounting principles. For public entities, ASU 2017-12 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted in any interim period or fiscal year. For cash flow and net investment hedges existing at the date of adoption, the standard requires a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required only prospectively. The Company is currently assessing the impact that the adoption of ASU 2017-12 will have on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the current prohibition on immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory, with the intent of reducing complexity and diversity in practice. Under ASU 2016-16, entities must recognize the income tax consequences when the transfer occurs rather than deferring recognition. For public entities, ASU 2016-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted as of the beginning of a fiscal year. Entities must apply the guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. In consideration of its recent acquisition activity, the Company is currently assessing the impact that the adoption of ASU 2016-16 will have on its consolidated financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements of financial instruments. For public entities, ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for certain provisions of the standard. Entities must apply the standard, with certain exceptions, using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.
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
The Company has reviewed the requirements of the new revenue standard and related ASUs and continues to monitor the activity of the FASB as it relates to specific interpretive guidance. The Company is continuing to review various customer contracts and is applying the five-step model of the new revenue standard to each of its identified key revenue streams and is comparing the results to its current accounting practices. While the Company continues to further assess all potential impacts of adopting this new revenue standard on its consolidated financial statements, related disclosures, accounting policies, and necessary control, process and systems changes, it expects the new revenue standard will not have a significant impact on the accounting for stand-ready account- and transaction-based processing fees, the Company’s most significant revenue stream. Areas that the Company expects will be impacted by the new revenue standard include the accounting for costs to obtain a contract, such as the capitalization of commissions for sales personnel, which are currently expensed as incurred; the timing of revenue recognition of certain termination fees over the modified contract term, which will generally result in an acceleration of revenue as compared to the Company’s current accounting practice of recognition upon client deconversion; the deferral of professional services revenue from certain transaction processing platform enhancements that are currently recognized as performed; and the expanded qualitative and quantitative disclosures required under the new standard.
Entities have the option of adopting this new guidance using either a full retrospective or a modified approach with the cumulative effect of applying the guidance recognized at the date of initial application. The Company anticipates adopting the new standard using the modified retrospective transition approach, which will result in a cumulative effect adjustment to retained earnings as of January 1, 2018. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company will be required to provide additional disclosures in 2018 related to the amount by which each relevant 2018 financial statement line item is affected by adoption of the new standard, and an explanation of the reasons for significant changes.

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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $5.2 billion at September 30, 2017 and $4.7 billion at December 31, 2016, and was based on quoted prices in active markets for the Company’s senior notes (level 1 of the fair value hierarchy) and discounted cash flows based on the Company’s current incremental borrowing rate for its term loan (level 3 of the fair value hierarchy). The fair value of the Company’s revolving credit facility borrowings approximates carrying value as the underlying interest rate is variable based on LIBOR. The estimated fair value of the contingent consideration liability of $15 million at September 30, 2017 (see Note 4) was based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the various earn-out criteria (level 3 of the fair value hierarchy) and is reported in other long-term liabilities in the consolidated balance sheet. This estimated fair value has not changed since the acquisition date.
4. Acquisitions and Dispositions
Acquisitions
The Company completed four acquisitions during the first nine months of 2017. The results of operations for these acquired businesses, including revenue of $16 million during the first nine months of 2017, have been included in the accompanying consolidated statements of income from the dates of acquisition. Pro forma information for the Company’s acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
On January 17, 2017, the Company completed its acquisition of Online Banking Solutions, Inc. (“OBS”), gaining additional cash management and digital business banking capabilities that complement and enrich the Company’s existing solutions. On July 31, 2017, the Company acquired the assets of PCLender, LLC (“PCLender”), a leader in next-generation internet-based mortgage software and mortgage lending technology solutions. The OBS and PCLender acquisitions are included in the Financial Institution Services (“Financial”) segment as their products are integrated across a number of the Company’s account processing solutions and will enable the Company’s bank and credit union clients to better serve their commercial and mortgage customers. On August 18, 2017, the Company acquired Dovetail Group Limited (“Dovetail”), a leading provider of bank payments and liquidity management solutions. On September 1, 2017, the Company completed its acquisition of Monitise plc (“Monitise”), a provider of digital solutions that enable innovative digital banking experiences for leading financial institutions worldwide. The Dovetail and Monitise acquisitions are included in the Payments and Industry Products (“Payments”) segment and are expected to further enable the Company to help financial institutions around the world transform their payments infrastructure and to expand its digital leadership, respectively.
The Company acquired these four businesses for an aggregate purchase price of $383 million, net of $33 million of acquired cash, along with earn-out provisions estimated at a fair value of $15 million. As of September 30, 2017, the preliminary purchase price allocations for these acquisitions resulted in technology and customer intangible assets totaling approximately $132 million, goodwill of approximately $237 million, and other identifiable net assets of approximately $29 million. The purchase price allocation for the OBS acquisition was finalized during the second quarter of 2017 and did not materially change from the preliminary allocation. The purchase price allocations for the remaining acquisitions were based on preliminary valuations and are subject to final adjustment. The goodwill from these transactions is primarily attributed to synergies and the anticipated value created by selling the products and services that these businesses provide into the Company’s existing client base. Approximately $70 million of the goodwill is expected to be deductible for tax purposes.
Disposition
On May 11, 2017, the Company sold its Australian item processing business, which was reported within the Financial segment, for approximately $17 million, consisting of $19 million in cash received at closing less an estimated closing adjustment of $2 million anticipated to be finalized in the fourth quarter of 2017. The Company recognized a gain on the sale of $10 million, with the related tax expense of $5 million recorded through the income tax provision, in the consolidated statements of income for the nine months ended September 30, 2017.

5. Investment in Unconsolidated Affiliate
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment, and reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate. During the first quarter of 2017, StoneRiver recognized a gain on the sale of a business. The Company’s pre-tax share of the gain was $26 million with related tax expense of $9 million. During the first nine months of 2017, the Company received cash dividends of $44 million from StoneRiver, which were funded from recent sale transactions and recorded as reductions in the Company’s investment in StoneRiver. These dividends exceeded the Company’s investment carrying amount, resulting in the reduction of its investment balance to zero, with the excess cash dividend of $5 million recorded as income, with related tax expense of $2 million, for the three and nine months ended September 30, 2017.
During the first quarter of 2016, StoneRiver recognized a gain on the sale of a business interest in which the Company’s pre-tax share of this gain was $190 million. During the first quarter of 2016, the Company also received cash dividends of $140 million from StoneRiver, which were funded from the sale transaction and recorded as reductions in the Company’s investment in StoneRiver. In conjunction with this activity, the Company evaluated its equity method investment in StoneRiver for its ability to recover the remaining carrying amount of such investment. Utilizing a discounted cash flow analysis (level 3 of the fair value hierarchy) to arrive at a measure of the investment’s fair value, the Company recognized an impairment loss of $44 million. The Company’s pre-tax share of the gain, net of the impairment loss, was $146 million, with related tax expense of $54 million. The Company’s investment in StoneRiver was $14 million at December 31, 2016 and is reported within other long-term assets in the consolidated balance sheet.
The Company’s pre-tax share of net gains on sale transactions and income from excess cash dividends are reported within income from investment in unconsolidated affiliate, with the related tax expense reported within the income tax provision, in the consolidated statements of income. The dividends, in their entirety, represented returns on the Company’s investment and are reported in cash flows from operating activities.
6. Share-Based Compensation
The Company recognized $15 million and $48 million of share-based compensation expense during the three and nine months ended September 30, 2017, respectively, and $15 million and $54 million of share-based compensation expense during the three and nine months ended September 30, 2016, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the nine months ended September 30, 2017 and 2016, stock options to purchase 1.3 million and 1.6 million shares, respectively, were exercised.
A summary of stock option, restricted stock unit and performance share unit grant activity is as follows:

	Nine Months Ended September 30,
	2017		2016
	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value
Stock options	708	$37.45	933	$31.43
Restricted stock units	302	115.31	346	97.15
Performance share units	55	113.82	150	100.68
7. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Weighted-average common shares outstanding used for the calculation of net income per share – basic	210.1	219.2	212.1	221.6
Common stock equivalents	4.4	3.5	4.6	3.6
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	214.5	222.7	216.7	225.2

For the three months ended September 30, 2017 and 2016, stock options for 0.7 million and 0.9 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For both the nine months ended September 30, 2017 and 2016, stock options for 0.8 million shares were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.
8. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2017
Customer related intangible assets	$2,253	$1,136	$1,117
Acquired software and technology	587	452	135
Trade names	117	62	55
Capitalized software development costs	714	272	442
Purchased software	248	109	139
Total	$3,919	$2,031	$1,888

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2016
Customer related intangible assets	$2,200	$1,043	$1,157
Acquired software and technology	507	432	75
Trade names	117	57	60
Capitalized software development costs	641	233	408
Purchased software	230	97	133
Total	$3,695	$1,862	$1,833
The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at September 30, 2017, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $160 million in each of 2017, 2018, and 2019, $140 million in 2020, and $130 million in 2021. Annual amortization expense in 2017 with respect to capitalized and purchased software is estimated to approximate $150 million.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Trade accounts payable	$83	$110
Client deposits	466	409
Settlement obligations	345	305
Accrued compensation and benefits	163	184
Other accrued expenses	249	234
Total	$1,306	$1,242

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2016	$(24)	$(50)	$(2)	$(76)
Other comprehensive income before reclassifications	2	14	—	16
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5
Net current-period other comprehensive income	7	14	—	21
Balance at September 30, 2017	$(17)	$(36)	$(2)	$(55)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2015	$(31)	$(41)	$(2)	$(74)
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5
Net current-period other comprehensive income	5	—	—	5
Balance at September 30, 2016	$(26)	$(41)	$(2)	$(69)
Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2017, the Company estimates that it will recognize approximately $6 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of September 30, 2017 and December 31, 2016, the notional amount of these derivatives was approximately $139 million and $86 million, respectively, and the fair value totaling approximately $5 million and $1 million, respectively, is reported in prepaid expenses and other current assets in the consolidated balance sheet.
11. Cash Flow Information
Supplemental cash flow information was as follows:

	Nine Months Ended September 30,
(In millions)	2017	2016
Interest paid	$88	$79
Income taxes paid	315	306
Treasury stock purchases settled after the balance sheet date	18	18

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended September 30, 2017
Processing and services revenue	$621	$576	$2	$1,199
Product revenue	175	43	(17)	201
Total revenue	$796	$619	$(15)	$1,400
Operating income	$253	$204	$(87)	$370
Three Months Ended September 30, 2016
Processing and services revenue	$589	$570	$1	$1,160
Product revenue	183	53	(16)	220
Total revenue	$772	$623	$(15)	$1,380
Operating income	$241	$209	$(81)	$369
Nine Months Ended September 30, 2017
Processing and services revenue	$1,818	$1,738	$7	$3,563
Product revenue	551	124	(58)	617
Total revenue	$2,369	$1,862	$(51)	$4,180
Operating income	$750	$614	$(257)	$1,107
Nine Months Ended September 30, 2016
Processing and services revenue	$1,736	$1,701	$4	$3,441
Product revenue	548	133	(48)	633
Total revenue	$2,284	$1,834	$(44)	$4,074
Operating income	$703	$606	$(239)	$1,070
Goodwill in the Payments segment was $3.8 billion and $3.6 billion as of September 30, 2017 and December 31, 2016, respectively. Goodwill in the Financial segment was $1.8 billion as of both September 30, 2017 and December 31, 2016. As a result of acquisitions, goodwill increased by $167 million and $70 million in the Payments and Financial segments, respectively, during the first nine months of 2017.

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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2017 to the comparable period in 2016.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of September 30, 2017.
Overview
Company Background
We are a leading global provider of financial services technology. We provide account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. We serve over 12,000 clients worldwide, including banks, thrifts, credit unions, investment management firms, leasing and finance companies, billers, retailers, merchants, mutual savings banks, and building societies. The majority of our revenue is generated from recurring account- and transaction-based fees under contracts that generally have terms of three to five years and high renewal rates. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature.
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
During the first quarter of 2017, StoneRiver Group, L.P. (“StoneRiver”), a joint venture in which we own a 49% interest and account for under the equity method, recognized a gain on the sale of a business, and in the first quarter of 2016, recognized a net gain on the sale of a business interest. Our pre-tax share of the net gains on these transactions was $26 million in the first quarter of 2017 and $146 million in the first quarter of 2016, with related tax expense of $9 million and $54 million, respectively. In addition, we received cash dividends from StoneRiver of $44 million and $140 million during the nine months ended September 30, 2017 and 2016, respectively, which were funded from recent sale transactions.
We completed four acquisitions during the first nine months of 2017 for an aggregate purchase price of $383 million, net of $33 million of acquired cash, along with earn-out provisions estimated at a fair value of $15 million. In January 2017, we completed our acquisition of Online Banking Solutions, Inc. (“OBS”), gaining additional cash management and digital business banking capabilities that complement and enrich our existing solutions. In July 2017, we acquired the assets of PCLender, LLC (“PCLender”), a leader in next-generation internet-based mortgage software and mortgage lending technology solutions. The OBS and PCLender acquisitions are included in the Financial segment as their products are integrated across a number of our account processing solutions and will enable our bank and credit union clients to better serve their commercial and mortgage customers. In August 2017, we acquired Dovetail Group Limited (“Dovetail”), a leading provider of bank payments and liquidity management solutions. In September 2017, we completed our acquisition of Monitise plc (“Monitise”), a provider of digital solutions that enable innovative digital banking experiences for leading financial institutions worldwide. The Dovetail and Monitise acquisitions are included in the Payments segment and are expected to further enable us to help financial institutions around the world transform their payments infrastructure and to expand our digital leadership, respectively. In addition, in May 2017, we sold our Australian item processing business, which was reported within the Financial segment, for approximately $17 million.
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

	Three Months Ended September 30,
	2017	2016	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2017	2016	$	%
Revenue:
Processing and services	$1,199	$1,160	85.6%	84.1%	$39	3%
Product	201	220	14.4%	15.9%	(19)	(9)%
Total revenue	1,400	1,380	100.0%	100.0%	20	1%
Expenses:
Cost of processing and services	572	551	47.7%	47.5%	21	4%
Cost of product	174	186	86.6%	84.5%	(12)	(6)%
Sub-total	746	737	53.3%	53.4%	9	1%
Selling, general and administrative	284	274	20.3%	19.9%	10	4%
Total expenses	1,030	1,011	73.5%	73.2%	19	2%
Operating income	370	369	26.5%	26.8%	1	—
Interest expense	(45)	(41)	(3.2)%	(3.0)%	4	10%
Income before income taxes and income from investment in unconsolidated affiliate	$325	$328	23.2%	23.8%	$(3)	(1)%

	Nine Months Ended September 30,
	2017	2016	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2017	2016	$	%
Revenue:
Processing and services	$3,563	$3,441	85.2%	84.5%	$122	4%
Product	617	633	14.8%	15.5%	(16)	(3)%
Total revenue	4,180	4,074	100.0%	100.0%	106	3%
Expenses:
Cost of processing and services	1,715	1,651	48.1%	48.0%	64	4%
Cost of product	531	547	86.1%	86.4%	(16)	(3)%
Sub-total	2,246	2,198	53.7%	54.0%	48	2%
Selling, general and administrative	837	806	20.0%	19.8%	31	4%
Gain on sale of business	(10)	—	(0.2)%	—	10	—
Total expenses	3,073	3,004	73.5%	73.7%	69	2%
Operating income	1,107	1,070	26.5%	26.3%	37	3%
Interest expense	(131)	(121)	(3.1)%	(3.0)%	10	8%
Interest and investment income (loss), net	2	(7)	—	(0.2)%	9	129%
Income before income taxes and income from investment in unconsolidated affiliate	$978	$942	23.4%	23.1%	$36	4%
_____________________

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended September 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2017	$796		$619		$(15)	$1,400
2016	772		623		(15)	1,380
Revenue growth	$24		$(4)		$—	$20
Revenue growth percentage	3%		(1)%			1%
Operating income:
2017	$253		$204		$(87)	$370
2016	241		209		(81)	369
Operating income growth	$12		$(5)		$(6)	$1
Operating income growth percentage	5%		(2)%			—
Operating margin:
2017	31.7%		33.1%			26.5%
2016	31.2%		33.5%			26.8%
Operating margin growth (1)	50	bps	(40)	bps		(30)	bps

	Nine Months Ended September 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2017	$2,369		$1,862		$(51)	$4,180
2016	2,284		1,834		(44)	4,074
Revenue growth	$85		$28		$(7)	$106
Revenue growth percentage	4%		2%			3%
Operating income:
2017	$750		$614		$(257)	$1,107
2016	703		606		(239)	1,070
Operating income growth	$47		$8		$(18)	$37
Operating income growth percentage	7%		1%			3%
Operating margin:
2017	31.6%		33.0%			26.5%
2016	30.8%		33.1%			26.3%
Operating margin growth (1)	80	bps	(10)	bps		20	bps
______________________

(1)	Represents the basis point growth or decline in operating margin.
Total Revenue
Total revenue increased $20 million, or 1%, in the third quarter of 2017 compared to the third quarter of 2016 and increased $106 million, or 3%, in the first nine months of 2017 compared to the first nine months of 2016.
Revenue in our Payments segment increased $24 million, or 3%, and $85 million, or 4%, during the third quarter and first nine months of 2017, respectively, compared to the prior periods in 2016. Revenue growth at our card services and electronic payments businesses contributed approximately 2% and 1%, respectively, to the Payments segment growth in both the third quarter and first nine months of 2017 largely due to increased transaction volumes. In addition, our investment services business contributed approximately 1% to the Payments segment growth in the first nine months of 2017 due to increased license revenue. Revenue from businesses acquired in 2017 of $8 million in the third quarter of 2017 was partially offset by revenue declines due to a higher level of EMV™ chip card manufacturing and personalization in our output solutions business in the third quarter of 2016.

Revenue in our Financial segment decreased $4 million, or 1%, and increased $28 million, or 2%, during the third quarter and first nine months of 2017, respectively, compared to the prior periods in 2016. Our lending solutions business contributed approximately 2% to the Financial segment revenue growth in both the third quarter and first nine months of 2017 driven by increased volumes. In the third quarter of 2017, the impacts of the Australian item processing business disposition, lower contract termination fees and a reduction in software license revenue each reduced Financial segment revenue growth as compared to the prior year period by approximately 1%.
Total Expenses
Total expenses increased $19 million and $69 million in the third quarter and first nine months of 2017, respectively, or 2% in each period, compared to the prior periods in 2016. Total expenses as a percentage of total revenue increased 30 basis points in the third quarter of 2017 and decreased 20 basis points in the first nine months of 2017 to 73.5% in both the third quarter and first nine months of 2017 compared to the prior year periods. Total expenses were favorably impacted by 20 basis points in the first nine months of 2017 compared to the prior year period, due to the gain on the sale of our Australian item processing business.
Cost of processing and services as a percentage of processing and services revenue was generally consistent for the third quarter of 2017 at 47.7% compared to 47.5% in the third quarter of 2016 and for the first nine months of 2017 at 48.1% compared to 48.0% in the first nine months of 2016.
Cost of product as a percentage of product revenue increased to 86.6% in the third quarter of 2017 compared to 84.5% in the third quarter of 2016 and decreased to 86.1% in the first nine months of 2017 compared to 86.4% in the first nine months of 2016. The changes in cost of product as a percentage of product revenue in the third quarter and first nine months of 2017 as compared to the prior year periods were primarily due to fluctuations in higher-margin software license revenue activity in each period.
Selling, general and administrative expenses as a percentage of total revenue increased to 20.3% in the third quarter of 2017 compared to 19.9% in the third quarter of 2016 and was generally consistent for the first nine months of 2017 at 20.0% compared to 19.8% in the first nine months of 2016. The increase in selling, general and administrative expenses as a percentage of total revenue in the third quarter and first nine months of 2017 was primarily attributable to incremental expenses from 2017 acquisitions.
Operating Income and Operating Margin
Total operating income for the third quarter of 2017 was generally consistent with the third quarter of 2016 and increased $37 million, or 3%, in the first nine months of 2017 as compared to the prior year period. Total operating margin decreased 30 basis points in the third quarter of 2017 and increased 20 basis points in the first nine months of 2017 to 26.5% in both the third quarter and first nine months of 2017 compared to the prior year periods.
Operating income in our Payments segment increased $12 million, or 5%, and $47 million, or 7%, in the third quarter and first nine months of 2017, respectively, compared to the prior periods in 2016. Operating margin increased 50 basis points to 31.7% in the third quarter of 2017 and 80 basis points to 31.6% in the first nine months of 2017 compared to the prior year periods. Payments segment operating margin was positively impacted by approximately 60 basis points and approximately 80 basis points in the third quarter and in the first nine months of 2017, respectively, from scalable revenue growth in our card services business. In addition, our electronic payments business contributed approximately 90 basis points and approximately 60 basis points to the Payments segment operating margin growth in the third quarter and in the first nine months of 2017, respectively, through improved operating leverage. Payments segment operating margin improvement was partially offset by approximately 50 basis points in the third quarter of 2017 and approximately 20 basis points in the first nine months of 2017 as a result of the Dovetail and Monitise acquisitions. For the first nine months of 2017, Payments segment operating margin was negatively impacted by approximately 60 basis points related to a $15 million charge associated with two projects that were ended.
Operating income in our Financial segment decreased $5 million, or 2%, and increased $8 million, or 1%, in the third quarter and first nine months of 2017, respectively, compared to the prior periods in 2016. Operating margin decreased 40 basis points to 33.1% in the third quarter of 2017 and 10 basis points to 33.0% in the first nine months of 2017 compared to the prior year periods. Financial segment operating margin was negatively impacted from our account processing businesses by approximately 110 basis points in the third quarter of 2017 and 90 basis points in the first nine months of 2017, largely due to a reduction in contract termination fees and higher-margin software license revenue. Partially offsetting these declines, Financial segment operating margin was positively impacted by approximately 60 basis points in the third quarter of 2017 and by approximately 70 basis points in the first nine months of 2017 from transaction growth in our lending solutions business.

The operating loss in Corporate and Other increased by $6 million and $18 million in the third quarter and first nine months of 2017, respectively, compared to the prior year periods primarily due to increased acquisition and related integration costs of $5 million and $10 million, respectively, as well as increased severance costs of $11 million in the first nine months of 2017 as compared to the prior year period. These increased costs were partially offset by a $10 million gain on the sale of our Australian item processing business in the first nine months of 2017.
Interest Expense
Interest expense increased $4 million, or 10%, and $10 million, or 8%, in the third quarter and first nine months of 2017, respectively, compared to the prior periods in 2016. Higher average variable interest rates contributed to increased interest expense of approximately $2 million in the third quarter of 2017 and approximately $5 million in the first nine months of 2017 compared to the prior periods in 2016. Higher average outstanding debt contributed to increased interest expense of approximately $2 million in the third quarter of 2017 and approximately $4 million in the first nine months of 2017 compared to the prior periods in 2016.
Interest and Investment Income (Loss), net
The net interest and investment loss in the first nine months of 2016 was attributable to a non-cash write-off of a $7 million cost-method investment.
Income Tax Provision
Income tax provision as a percentage of income before income from investment in unconsolidated affiliate was 30.1% and 34.8% in the third quarter of 2017 and 2016, respectively, and was 31.5% and 39.6% in the first nine months of 2017 and 2016, respectively. The rate in the third quarter and first nine months of 2017 included $13 million and $44 million, respectively, of excess tax benefits from share-based compensation awards recognized as a reduction in the income tax provision as a result of the adoption of ASU 2016-09. The rate in the first nine months of 2017 and 2016 included income tax expense associated with our share of net gains on sale transactions at StoneRiver of $9 million and $54 million, respectively, and discrete benefits of $11 million and $20 million, respectively, which include the favorable resolution of tax matters and other items.
Income from Investment in Unconsolidated Affiliate
Our share of StoneRiver’s net income was $31 million and $146 million in the first nine months of 2017 and 2016, respectively, and was primarily attributed to the net gains on the disposition of a business and a business interest at StoneRiver.
Net Income Per Share – Diluted
Net income per share-diluted was $1.08 and $0.96 in the third quarter of 2017 and 2016, respectively, and was $3.23 and $3.18 in the first nine months of 2017 and 2016, respectively. Net income per share-diluted was favorably impacted by $0.09 and $0.39 per share in the first nine months of 2017 and 2016, respectively, due to our share of net investment gains, primarily from StoneRiver capital transactions. Amortization of acquisition-related intangible assets reduced net income per share-diluted by $0.12 and $0.11 per share in the third quarter of 2017 and 2016, respectively, and by $0.36 and $0.34 per share in the first nine months of 2017 and 2016, respectively.

Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $325 million and available borrowings under our revolving credit facility of $0.8 billion at September 30, 2017. The following table summarizes our operating cash flow and capital expenditure amounts for the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2017	2016	$	%
Net income	$700	$715	$(15)
Depreciation and amortization	322	306	16
Share-based compensation	48	54	(6)
Excess tax benefits from share-based awards	—	(46)	46
Deferred income taxes	20	7	13
Income from investment in unconsolidated affiliate	(31)	(146)	115
Dividends from unconsolidated affiliate	44	140	(96)
Non-cash impairment charges	17	17	—
Gain on sale of business	(10)	—	(10)
Net changes in working capital and other	(95)	(5)	(90)
Operating cash flow	$1,015	$1,042	$(27)	(3)%
Capital expenditures	$208	$223	$(15)	(7)%
Our net cash provided by operating activities, or operating cash flow, was $1.02 billion in the first nine months of 2017, a decrease of 3% compared with $1.04 billion in the first nine months of 2016. This decrease was primarily due to $96 million of lower cash dividends received from our StoneRiver joint venture and unfavorable working capital changes primarily related to timing of payables, partially offset by improved operating results.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases and acquisitions, and to repay debt rather than to pay dividends. Our capital expenditures were approximately 5% of our total revenue in both the first nine months of 2017 and 2016.
During the first nine months of 2017 and 2016, we received cash dividends of $44 million and $140 million, respectively, from our StoneRiver joint venture. These dividends, in their entirety, represented returns on our investment and are reported in cash flows from operating activities. During the first nine months of 2017, we completed four acquisitions for an aggregate purchase price of $383 million, net of $33 million of cash acquired. We funded the acquisitions by utilizing a combination of available cash and existing availability under our revolving credit facility.
We purchased $983 million of our common stock during the first nine months of 2017. As of September 30, 2017, we had approximately 12.2 million shares remaining under our current share repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.

Indebtedness

(In millions)	September 30, 2017	December 31, 2016
Revolving credit facility	$1,190	$647
Term loan	629	629
2.7% senior notes due 2020	846	845
4.625% senior notes due 2020	448	448
4.75% senior notes due 2021	398	398
3.5% senior notes due 2022	696	695
3.85% senior notes due 2025	894	893
Other borrowings	10	7
Total debt (including current maturities)	$5,111	$4,562
At September 30, 2017, our debt consisted primarily of $3.3 billion of senior notes, $1.2 billion of revolving credit facility borrowings and $629 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first nine months of 2017, we were in compliance with all financial debt covenants.
Variable Rate Debt
We maintain a $2.0 billion revolving credit agreement and a term loan with a syndicate of banks. Both the outstanding borrowings under the revolving credit facility and the term loan bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate was 2.30% on the revolving credit facility borrowings and 2.49% on the term loan borrowings at September 30, 2017. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which expires in April 2020. A scheduled principal payment on the term loan of $90 million is due on December 31, 2017, with the outstanding principal balance of $540 million due at maturity in October 2018. The revolving credit facility and the term loan contain various, substantially similar restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 and have not materially changed since December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2017	447,000	$124.53	447,000	14,151,000
August 1-31, 2017	590,000	123.19	590,000	13,561,000
September 1-30, 2017	1,358,000	125.08	1,358,000	12,203,000
Total	2,395,000		2,395,000
_________________________

(1)	On November 16, 2016, our board of directors authorized the purchase of up to 15.0 million shares of our common stock. This authorization does not expire.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer, dated November 1, 2017

31.2	Certification of the Chief Financial Officer, dated November 1, 2017

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated November 1, 2017

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	November 1, 2017	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	November 1, 2017	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer