Form 10-Q
period 2018-03-31
FISERV INC
filed 2018-05-02
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2018, there were 409,436,764 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Processing and services	$1,238	$1,178
Product	202	216
Total revenue	1,440	1,394
Expenses:
Cost of processing and services	568	570
Cost of product	191	182
Selling, general and administrative	305	277
Gain on sale of business	(232)	—
Total expenses	832	1,029
Operating income	608	365
Interest expense	(45)	(42)
Income before income taxes and income from investment in unconsolidated affiliate	563	323
Income tax provision	(140)	(102)
Income from investment in unconsolidated affiliate	—	26
Net income	$423	$247

Net income per share – basic	$1.02	$0.58
Net income per share – diluted	$1.00	$0.56

Shares used in computing net income per share:
Basic	413.1	429.1
Diluted	421.6	438.5
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$423	$247
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax provision of zero and $1 million	(1)	2
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $1 million	(2)	—
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of zero and $1 million	1	2
Foreign currency translation	—	5
Total other comprehensive (loss) income	(2)	9
Comprehensive income	$421	$256
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$382	$325
Trade accounts receivable, net	878	997
Prepaid expenses and other current assets	508	603
Assets held for sale	—	50
Total current assets	1,768	1,975
Property and equipment, net	375	390
Intangible assets, net	1,855	1,882
Goodwill	5,454	5,590
Contract costs, net	401	84
Other long-term assets	314	368
Total assets	$10,167	$10,289
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,303	$1,359
Current maturities of long-term debt	1	3
Contract liabilities	379	576
Total current liabilities	1,683	1,938
Long-term debt	4,603	4,897
Deferred income taxes	693	552
Long-term contract liabilities	65	54
Other long-term liabilities	152	117
Total liabilities	7,196	7,558
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800.0 million shares authorized; 791.4 million shares issued	8	8
Additional paid-in capital	1,005	1,031
Accumulated other comprehensive loss	(56)	(54)
Retained earnings	10,871	10,240
Treasury stock, at cost, 380.4 million and 376.3 million shares	(8,857)	(8,494)
Total shareholders’ equity	2,971	2,731
Total liabilities and shareholders’ equity	$10,167	$10,289
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statement of Shareholders’ Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Amount				Shares		Amount

Balance at December 31, 2017	791	$8	$1,031	$(54)	$10,240	376		$(8,494)
Net income					423
Other comprehensive loss				(2)
Share-based compensation			19
Shares issued under stock plans			(45)			(2)		35
Purchases of treasury stock						6		(398)
Cumulative-effect adjustment of ASU 2014-09 adoption					208
Cumulative-effect adjustment of ASU 2017-12 adoption				3	(3)
Cumulative-effect adjustment of ASU 2018-02 adoption				(3)	3
Balance at March 31, 2018	791	$8	$1,005	$(56)	$10,871	380	—	$(8,857)
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$423	$247
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	94	70
Amortization of acquisition-related intangible assets	40	38
Share-based compensation	19	16
Deferred income taxes	77	(3)
Gain on sale of business	(232)	—
Income from investment in unconsolidated affiliate	—	(26)
Dividend from unconsolidated affiliate	—	31
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	67	42
Prepaid expenses and other assets	(44)	(2)
Contract costs	(50)	(6)
Accounts payable and other liabilities	38	50
Contract liabilities	(60)	6
Net cash provided by operating activities from continuing operations	372	463
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(77)	(76)
Proceeds from sale of business	419	—
Payments for acquisition of business, net of cash acquired	—	(78)
Purchases of investments	(1)	—
Other investing activities	(10)	—
Net cash provided by (used in) investing activities from continuing operations	331	(154)
Cash flows from financing activities:
Debt proceeds	509	597
Debt repayments	(806)	(522)
Proceeds from issuance of treasury stock	28	28
Purchases of treasury stock, including employee shares withheld for tax obligations	(427)	(404)
Net cash used in financing activities from continuing operations	(696)	(301)
Net change in cash and cash equivalents from continuing operations	7	8
Net cash flows from discontinued operations provided by investing activities	50	—
Cash and cash equivalents, beginning balance	325	300
Cash and cash equivalents, ending balance	$382	$308
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three-month periods ended March 31, 2018 and 2017 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”) using the modified retrospective transition approach applied to all contracts. Certain prior period amounts have been reclassified to conform to current period presentation. Additional information about the Company’s revenue recognition policies and the related impact of the adoption is included in Notes 2 and 3 to the consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and all 100% owned subsidiaries. Investments in less than 50% owned affiliates in which the Company has significant influence but not control are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
Stock Split
On February 21, 2018, the Company’s board of directors declared a two-for-one stock split of the Company’s common stock and a proportionate increase in the number of its authorized shares of common stock. The additional shares were distributed on March 19, 2018 to shareholders of record at the close of business on March 5, 2018. The Company’s common stock began trading at the split-adjusted price on March 20, 2018. All share and per share amounts are retroactively presented on a split-adjusted basis. The impact on the consolidated balance sheets of the stock split was an increase of $4 million to common stock and an offsetting reduction in additional paid-in capital, which has been retroactively restated.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects of the change in the U.S. federal corporate tax rate resulting from the Tax Cuts and Jobs Act (“the Tax Act”) enacted in December 2017. ASU 2018-02 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-02 in the first quarter of 2018, and elected to reclassify the Tax Act income tax benefits of $3 million from accumulated other comprehensive loss to retained earnings.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which provides guidance designed to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements as well as to simplify the application of the hedge accounting guidance in current U.S. generally accepted accounting principles. For public entities, ASU 2017-12 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted in any interim period or fiscal year. For cash flow and net investment hedges existing at the date of adoption, the standard requires a cumulative-effect adjustment to eliminate the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required only prospectively. The Company early adopted ASU 2017-12 in the first quarter of 2018, and recorded a cumulative-effect adjustment to accumulated other comprehensive loss of $3 million with a corresponding decrease in the opening balance of retained earnings.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the current prohibition on immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory, with the intent of reducing complexity and diversity in practice. Under ASU 2016-16, entities must recognize the income tax consequences when the transfer occurs rather than deferring recognition. For public entities, ASU 2016-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Entities must apply the guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-16 in the first quarter of 2018, and the adoption did not have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements of financial instruments. For public entities, ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities must apply the standard, with certain exceptions, using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-01 in the first quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.
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
The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition approach applied to all contracts, which resulted in a cumulative-effect increase in the opening balance of retained earnings of $208 million, primarily related to the deferral of incremental sales commissions incurred in obtaining contracts in prior periods. Under this transition approach, the Company has not restated the prior period consolidated financial statements presented; however, it has provided additional disclosures related to the amount by which each relevant 2018 financial statement line item was affected by adoption of the new standard and explanations for significant changes (see Note 3).
Recently Issued Accounting Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The recognized liability is measured at the present value of lease payments not yet paid, and the corresponding asset represents the lessee’s right to use the underlying asset over the lease term and is based on the liability, subject to certain adjustments. For income statement purposes, the standard retains the dual model with leases classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard prescribes a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. For public entities, ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt ASU 2016-02 on January 1, 2019.

The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company is reviewing the requirements of the new lease standard and monitoring the activity of the FASB as it relates to any interpretive guidance, proposed amendments or additional practical expedients. The Company has formed a cross-functional project team to review its existing lease arrangements and assess potential impacts of adopting the new lease standard on its consolidated financial statements, related disclosures, accounting policies, process and system changes, and controls.
3. Revenue Recognition
Revenue Recognition During the Three Months Ended March 31, 2018
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”) effective January 1, 2018 using the modified retrospective transition approach applied to all contracts. Therefore, the reported results for the three months ended March 31, 2018 reflect the application of ASC 606 while the reported results for the three months ended March 31, 2017 were not adjusted and continue to be reported under the accounting guidance, ASC 605, Revenue Recognition (“ASC 605”), in effect for the prior period. The cumulative impact of adopting ASC 606 was an increase in the opening balance of retained earnings of $208 million, primarily related to the deferral of incremental sales commissions incurred in obtaining contracts in prior periods.
Significant Accounting Policy
ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company generates revenue from the delivery of processing, service and product solutions. Revenue is measured based on consideration specified in a contract with a customer, and excludes any amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling activities associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment activity and recognized as revenue at the point in time at which control of the goods transfers to the customer. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.
Nature of Goods and Services
The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. Additional information regarding the Company’s business segments is included in Note 14. The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Processing and Services
Processing and services revenue is generated from account- and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer and debit processing services; consulting and professional services; and software maintenance for ongoing client support.
The Company recognizes processing and services revenues in the period in which the specific service is performed unless they are not deemed distinct from other goods or services in which revenue would then be recognized as control is transferred of the combined goods and services. The Company’s arrangements for processing and services typically consist of an obligation to provide specific services to its customers on a when and if needed basis (a stand-ready obligation) and revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer. These services are provided under a fixed or declining (tier-based) price per unit based on volume of service, as well as minimum monthly usage fees. Fees for the Company’s processing and services arrangements are typically billed and paid on a monthly basis.

Product
Product revenue is generated from integrated print and card production sales, as well as software license sales. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery, assuming a contract is deemed to exist. Revenue for arrangements with customers that include significant customization, modification or production of software such that the software is not distinct is typically recognized over time based upon efforts expended, such as labor hours, to measure progress towards completion. For arrangements involving hosted licensed software for the customer, a software element is considered present to the extent the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either operate the software on their own hardware or contract with another vendor to host the software.
Significant Judgments in Application of the Guidance
The Company uses the following methods, inputs, and assumptions in determining amounts of revenue to recognize:
Identification of Performance Obligations
For multi-element arrangements, the Company accounts for individual goods or services as a separate performance obligation if they are distinct, the good or service is separately identifiable from other items in the arrangement, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.
Technology or service components from third parties are frequently embedded in or combined with the Company’s applications or service offerings. Whether the Company recognizes revenue based on the gross amount billed to a customer or the net amount retained involves judgment that depends on the relevant facts and circumstances including the level of contractual responsibilities and obligations for delivering solutions to end customers.
Determination of Transaction Price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. The Company includes any fixed charges within its contracts as part of the total transaction price. To the extent that variable consideration is not constrained, the Company includes an estimate of the variable amount, as appropriate, within the total transaction price and updates its assumptions over the duration of the contract.
Assessment of Estimates of Variable Consideration
Many of the Company’s contracts with customers contain some component of variable consideration; however, the constraint will generally not result in a reduction in the estimated transaction price for most forms of variable consideration. The Company may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount due because of an extended length of time over which the fees may be adjusted.
Allocation of Transaction Price
The transaction price (including any discounts) is allocated between separate goods and services in a multi-element arrangement based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells each good or service. For items that are not sold separately, the Company estimates the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. In instances where there are observable selling prices for professional services and support and maintenance, the Company may apply the residual approach to estimate the standalone selling price of software licenses. In certain situations, primarily processing and services revenue described above, the Company allocates variable consideration to a distinct good(s) or service(s) within a contract. The Company allocates variable payments to one or more, but not all, of the distinct goods or services in a contract when (i) the variable payment relates specifically to the Company’s efforts to transfer the distinct good or service and (ii) the variable payment is for an amount that depicts the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to its customer.

Revenue Recognition During the Three Months Ended March 31, 2017
The Company generates revenue from the delivery of processing, service and product solutions. Revenue is recognized when written contracts are signed, delivery has occurred, the fees are fixed or determinable, and collectability is reasonably assured.
Processing and services revenue is recognized as services are provided and is primarily derived from contracts that generate account- and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer and debit processing services. In addition, processing and services revenue is derived from the fulfillment of professional services, including consulting activities. Certain of the Company’s revenue is generated from multiple element arrangements involving various combinations of product and service deliverables. The deliverables within these arrangements are evaluated at contract inception to determine whether they represent separate units of accounting, and if so, contract consideration is allocated to each deliverable based on relative selling price. The relative selling price is determined using vendor specific objective evidence of fair value, third-party evidence or best estimate of selling price. Revenue is then recognized in accordance with the appropriate revenue recognition guidance applicable to the respective elements. Also included in processing and services revenue is software maintenance fee revenue for ongoing client support, which is recognized ratably over the term of the applicable support period, generally 12 months. Contract liabilities consist primarily of advance cash receipts for services (deferred revenue) and are recognized as revenue when the services are provided.
Product revenue is primarily derived from integrated print and card production sales, as well as software license sales which represented less than 4% of consolidated revenue. For software license agreements that do not require significant customization or modification, the Company recognizes software license revenue upon delivery, assuming persuasive evidence of an arrangement exists, the license fee is fixed or determinable, and collection is reasonably assured. Arrangements with customers that include significant customization, modification or production of software are accounted for under contract accounting, with revenue recognized using the percentage-of-completion method based upon efforts expended, such as labor hours, to measure progress towards completion. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable and were not material for any period presented.
The Company includes reimbursements from clients, such as postage and telecommunication costs, in processing and services revenue and product revenue, while the related costs are included in cost of processing and services and cost of product.
Disaggregation of Revenue
The table below presents the Company’s revenue disaggregated by major business, including a reconciliation with its reportable segments. Most of the Company’s revenue is earned domestically within these major businesses, with revenue from clients outside the United States comprising approximately 5% of total revenue.

(In millions)	Reportable Segments
Three Months Ended March 31, 2018	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$352	$—	$—	$352
Card and Related Services	414	—	—	414
Other	76	—	—	76
Total Payments	842	—	—	842
Account and Item Processing	—	506	—	506
Lending Solutions	—	56	—	56
Other	—	54	—	54
Total Financial	—	616	—	616
Corporate and Other	—	—	(18)	(18)
Total Revenue	$842	$616	$(18)	$1,440

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

(In millions)	March 31, 2018	January 1, 2018
Contract assets	$148	$158
Contract liabilities	444	520
Contract assets, reported within other long-term assets in the consolidated balance sheet, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
During the three months ended March 31, 2018, contract liabilities decreased primarily due to the recognition of deferred maintenance revenue. The higher contract liability balance at January 1, 2018 was primarily attributed to an increased level of annual maintenance billings in the fourth quarter of 2017 as compared to the first quarter of 2018. The Company recognized $170 million of revenue that was included in the contract liability balance at the beginning of the period, which exceeded advance cash receipts for services yet to be provided.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

(In millions)	Remainder of:
March 31, 2018	2018	2019	2020	2021	Thereafter
Processing and services	$758	$836	$617	$467	$676
Product	25	27	21	11	8
The Company applies the optional exemption in paragraph 606-10-50-14(b) and does not disclose information about remaining performance obligations for account- and transaction-based processing fees that qualify for recognition in accordance with paragraph 606-10-55-18. These contracts generally have terms of three to five years, and contain variable consideration for stand-ready performance obligations for which the exact quantity and mix of transactions to be processed are contingent upon the customer’s request. The Company also applies the optional exemptions in paragraph 606-10-50-14A and does not disclose information for variable consideration, including additional seat licenses, that is a sales-based or usage-based royalty promised in exchange for a license of intellectual property or that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service in a series. The amounts disclosed above as remaining performance obligations consist primarily of fixed or monthly minimum processing fees and maintenance fees under contracts with an original expected duration of greater than one year.
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist primarily of sales commissions incurred only if a contract is obtained and customer conversion or implementation related costs. Capitalized sales commissions and conversion or implementation costs totaled $312 million and $89 million, respectively, at March 31, 2018.
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are primarily included in selling, general and administrative expenses and totaled $24 million during the three months ended March 31, 2018. There was no impairment loss recognized during the three months ended March 31, 2018 related to capitalized contract costs.
Change in Accounting Policy
Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in its consolidated financial statements. The details of the significant changes and quantitative impact of the changes are disclosed below.

Sales Commissions
The Company previously recognized sales commission fees related to contracts with customers as selling expenses when incurred. Under ASC 606, the Company capitalizes incremental sales commission fees as costs of obtaining a contract and, if expected to be recovered, amortizes such costs using a portfolio approach consistent with the pattern of transfer of the good or service to which the asset relates.
Termination Fees
The Company previously recognized customer contract termination fees at a point in time upon deconversion or receipt of a non-refundable cash payment. Under ASC 606, a contract termination is considered a contract modification and therefore the Company recognizes contract termination fees under the new standard over the remaining modified contract term.
Contract Assets and Liabilities
The Company previously presented customer incentives and deferred revenue on a gross basis within its consolidated balance sheet. Under ASC 606, the Company reports net contract asset or liability positions on a contract-by-contract basis at the end of each reporting period.
Impacts on Financial Statements
The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated financial statements as of and for the three months ended March 31, 2018.
Consolidated Statement of Income

(In millions, unaudited)	Impact of changes in accounting policies
Three Months Ended March 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Revenue:
Processing and services	$1,238	$(22)	$1,216
Product	202	(3)	199
Total revenue	1,440	(25)	1,415
Expenses:
Cost of processing and services	568	1	569
Cost of product	191	(2)	189
Selling, general and administrative	305	2	307
Gain on sale of business	(232)	(3)	(235)
Total expenses	832	(2)	830
Operating income	608	(23)	585
Interest expense	(45)	—	(45)
Income before income taxes	563	(23)	540
Income tax provision	(140)	7	(133)
Net income	$423	$(16)	$407

Net income per share – basic	$1.02	$(0.03)	$0.99
Net income per share – diluted	$1.00	$(0.03)	$0.97

Shares used in computing net income per share:
Basic	413.1	—	413.1
Diluted	421.6	—	421.6

Consolidated Statement of Comprehensive Income

(In millions, unaudited)	Impact of changes in accounting policies
Three Months Ended March 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Net income	$423	$(16)	$407
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax provision of zero	(1)	—	(1)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $1 million	(2)	—	(2)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of zero	1	—	1
Total other comprehensive loss	(2)	—	(2)
Comprehensive income	$421	$(16)	$405
Consolidated Balance Sheet

(In millions, unaudited)	Impact of changes in accounting policies
March 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Assets
Cash and cash equivalents	$382	$—	$382
Trade accounts receivable, net	878	(8)	870
Prepaid expenses and other current assets	508	19	527
Total current assets	1,768	11	1,779
Property and equipment, net	375	—	375
Intangible assets, net	1,855	—	1,855
Goodwill	5,454	—	5,454
Contract costs, net	401	(322)	79
Other long-term assets	314	122	436
Total assets	$10,167	$(189)	$9,978
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,303	$(9)	$1,294
Current maturities of long-term debt	1	—	1
Contract liabilities	379	100	479
Total current liabilities	1,683	91	1,774
Long-term debt	4,603	—	4,603
Deferred income taxes	693	(76)	617
Long-term contract liabilities	65	19	84
Other long-term liabilities	152	—	152
Total liabilities	7,196	34	7,230
Total shareholders’ equity	2,971	(223)	2,748
Total liabilities and shareholders’ equity	$10,167	$(189)	$9,978

Consolidated Statement of Cash Flows

(In millions, unaudited)	Impact of changes in accounting policies
Three Months Ended March 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Cash flows from operating activities
Net income	$423	$(16)	$407
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	94	(18)	76
Amortization of acquisition-related intangible assets	40	—	40
Share-based compensation	19	—	19
Deferred income taxes	77	(7)	70
Gain on sale of business	(232)	(3)	(235)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	67	6	73
Prepaid expenses and other assets	(44)	(2)	(46)
Contract costs	(50)	25	(25)
Accounts payable and other liabilities	38	(4)	34
Contract liabilities	(60)	19	(41)
Net cash provided by operating activities from continuing operations	372	—	372
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(77)	—	(77)
Proceeds from sale of business	419	—	419
Purchases of investments	(1)	—	(1)
Other investing activities	(10)	—	(10)
Net cash provided by investing activities from continuing operations	331	—	331
Cash flows from financing activities:
Debt proceeds	509	—	509
Debt repayments	(806)	—	(806)
Proceeds from issuance of treasury stock	28	—	28
Purchases of treasury stock, including employee shares withheld for tax obligations	(427)	—	(427)
Net cash used in financing activities from continuing operations	(696)	—	(696)
Net change in cash and cash equivalents from continuing operations	7	—	7
Net cash flows from discontinued operations provided by investing activities	50	—	50
Cash and cash equivalents, beginning balance	325	—	325
Cash and cash equivalents, ending balance	$382	$—	$382

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
The Company acquired these four businesses for an aggregate purchase price of $384 million, net of $33 million of acquired cash, along with earn-out provisions estimated at a fair value of $15 million. The purchase price allocations for these acquisitions resulted in acquired software and technology and customer related intangible assets totaling $163 million and goodwill of $217 million. The other net assets of $19 million include $50 million of assets held for sale and approximately $20 million of deferred tax liabilities. The purchase price allocations were finalized for the OBS and PCLender acquisitions in 2017 and for the Dovetail and Monitise acquisitions in the first quarter of 2018, and did not materially change from the preliminary allocations. The goodwill from these acquisitions is primarily attributed to synergies and the anticipated value created by selling the products and services that these businesses provide into the Company’s existing client base. Approximately $70 million of the goodwill is expected to be deductible for tax purposes.
The results of operations for these acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition. This includes revenue of $21 million and $2 million in the first quarter of 2018 and 2017, respectively, and impacts to operating income in each period of less than $3 million excluding acquired intangible asset amortization. Pro forma information for the Company’s acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
On January 10, 2018, the Company completed the sale of the retail voucher business, MyVoucherCodes, acquired as part of its acquisition of Monitise in September 2017 for proceeds of £37 million ($50 million). The corresponding assets of $50 million, consisting primarily of goodwill, are presented as held for sale in the Company’s consolidated balance sheet at December 31, 2017, and the corresponding proceeds received during the first quarter of 2018 are presented within discontinued operations since the business was never considered part of the Company’s ongoing operations. There was no impact to operating income or gain/loss recognized on the sale in the first quarter of 2018.
5. Investments in Unconsolidated Affiliates
Lending Joint Ventures
On March 29, 2018, the Company completed the sale of a 55% controlling interest of each of Fiserv Automotive Solutions, LLC and Fiserv LS LLC, which were subsidiaries of the Company that owned its Lending Solutions business (collectively, the “Lending Joint Ventures”), to funds affiliated with Warburg Pincus LLC. The Lending Joint Ventures, which were reported within the Financial segment, include all of the Company’s automotive loan origination and servicing products, as well as its LoanServTM mortgage and consumer loan servicing platform. The Company received gross sale proceeds of $419 million from the transactions. The Company recognized a pre-tax gain on the sale of $232 million, with the related tax expense of $78 million recorded through the income tax provision, in the consolidated statement of income. The pre-tax gain includes $124 million related to the remeasurement of the Company’s 45% retained interests based upon the estimated enterprise value of the Lending Joint Ventures. Contingent consideration of up to $20 million under defined special distribution provisions within the transaction agreements is being accounted for by the Company as a gain contingency and will therefore be recognized in future periods to the extent the contingency is resolved and thereby realized. The Company’s remaining 45% ownership interests of $58 million at March 31, 2018 are accounted for as equity method investments and are reported within other long-term assets in the consolidated balance sheet. The Company will report its share of the Lending Joint Ventures’ net income as income from investments in unconsolidated affiliates, and the revenues and expenses of the Lending Joint Ventures after the sale transactions are not included in the Company’s consolidated statements of income. The Company’s consolidated financial statements for all periods prior to the sale transactions include the revenues, expenses and cash flows of the Lending Joint Ventures.

Prior to the sale transactions described above, the Lending Joint Ventures entered into variable-rate term loan facilities for an aggregate amount of $350 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $35 million with a syndicate of banks, which transferred to the Lending Joint Ventures as part of the sale. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. These debt facilities mature in March 2023, and there have been no borrowings on the revolving credit facilities. The Company has recorded a $34 million liability as a reduction to the gain on sale transactions for the estimated fair value of its obligations to stand ready to perform over the term of the guarantees, which are reported primarily within other long-term liabilities in the consolidated balance sheet. In conjunction with the sale transactions described above, the Company also entered into certain transition services agreements to provide various administration, business process outsourcing, technical and data center related services for defined periods to the Lending Joint Ventures.
StoneRiver Group, L.P.
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment. The Company reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate, with the related tax expense reported within the income tax provision, in the consolidated statements of income. During the three months ended March 31, 2017, StoneRiver recognized a gain on the sale of a business. The Company’s pre-tax share of the gain was $26 million, with related tax expense of $9 million. During the three months ended March 31, 2017, the Company received a cash dividend of $31 million from StoneRiver, which was funded from the sale transaction and recorded as a reduction in the Company’s investment in StoneRiver. The entire dividend represented a return on the Company’s investment and is reported in cash flows from operating activities.
6. Share-Based Compensation
The Company recognized $19 million and $16 million of share-based compensation expense during the three months ended March 31, 2018 and 2017, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the three months ended March 31, 2018 and 2017, stock options to purchase 1.6 million and 1.4 million shares, respectively, were exercised.
A summary of stock option, restricted stock unit and performance share unit grant activity is as follows:

	Three Months Ended March 31,
	2018		2017
	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,193	$22.40	1,296	$18.60
Restricted stock units	374	69.77	511	56.82
Performance share units	165	75.39	110	56.91
7. Income Taxes
Income tax provision as a percentage of income before income from investment in unconsolidated affiliate was 24.9% and 31.7% in the first quarter of 2018 and 2017, respectively. The lower rate in the first quarter of 2018 was primarily attributable to the enactment of the Tax Act, which reduced the U.S federal corporate tax rate from 35 percent to 21 percent beginning in 2018, and is further described below. The rate in the first quarter of 2018 included $78 million of income tax expense associated with the $232 million gain on the sale of a 55% interest of the Company’s Lending Solutions business. The rate in the first quarter of 2017 included $9 million of income tax expense associated with the Company’s share of the gain on the sale of a business at StoneRiver.
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

During the first quarter of 2018, there have been no changes to the provisional adjustments recorded in 2017 as a result of the Tax Act. The Company’s accounting for certain elements of the Tax Act continues to be evaluated; however, any associated impacts are not expected to be material.
8. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Weighted-average common shares outstanding used for the calculation of net income per share – basic	413.1	429.1
Common stock equivalents	8.5	9.4
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	421.6	438.5
For the three months ended March 31, 2018 and 2017, stock options for 0.7 million and 2.4 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.
9. Fair Value Measurements
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.7 billion at March 31, 2018 and $5.0 billion at December 31, 2017. The Company’s contingent consideration liability arising from the OBS acquisition had an estimated fair value of $15 million at both March 31, 2018 and at December 31, 2017, which was based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the various earn-out criteria (level 3 of the fair value hierarchy). This estimated fair value has not changed since the acquisition date. The Company’s debt guarantee arrangements with the Lending Joint Ventures had an aggregate estimated fair value of $34 million at March 31, 2018, which was based on the present value of the Company’s stand-ready obligations to perform over the term of the guarantees using the Company’s current incremental borrowing rate (level 3 of the fair value hierarchy). These liabilities are both reported primarily in other long-term liabilities in the consolidated balance sheets.

10. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2018
Customer related intangible assets	$2,294	$1,198	$1,096
Acquired software and technology	578	468	110
Trade names	117	66	51
Capitalized software development costs	747	290	457
Purchased software	257	116	141
Total	$3,993	$2,138	$1,855

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2017
Customer related intangible assets	$2,293	$1,168	$1,125
Acquired software and technology	579	460	119
Trade names	117	64	53
Capitalized software development costs	737	282	455
Purchased software	241	111	130
Total	$3,967	$2,085	$1,882
The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at March 31, 2018, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $160 million in each of 2018 and 2019, $130 million in each of 2020 and 2021, and $120 million in 2022. Amortization expense with respect to capitalized and purchased software recorded at March 31, 2018 is estimated to approximate $170 million in 2018.
11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Trade accounts payable	$81	$80
Client deposits	500	481
Settlement obligations	278	379
Accrued compensation and benefits	123	198
Other accrued expenses	321	221
Total	$1,303	$1,359

12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2017	$(14)	$(38)	$(2)	$(54)
Other comprehensive loss before reclassifications	(1)	—	—	(1)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	—	(1)
Net current-period other comprehensive loss	(2)	—	—	(2)
Cumulative-effect adjustment of ASU 2017-12 adoption from retained earnings	3	—	—	3
Cumulative-effect adjustment of ASU 2018-02 adoption to retained earnings	(3)	—	—	(3)
Balance at March 31, 2018	$(16)	$(38)	$(2)	$(56)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2016	$(24)	$(50)	$(2)	$(76)
Other comprehensive income before reclassifications	2	5	—	7
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income	4	5	—	9
Balance at March 31, 2017	$(20)	$(45)	$(2)	$(67)
Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2018, the Company estimates that it will recognize approximately $6 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
Derivatives are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. For a derivative designated as a cash flow hedge, changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss with an offsetting adjustment to the basis of the item being hedged. Changes in fair value are then recognized in the consolidated statements of income when the hedged item affects earnings, reported within the same line as the hedged item. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes.
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of March 31, 2018 and December 31, 2017, the notional amount of these derivatives was $155 million and $150 million, respectively, and the fair value totaling approximately $5 million and $8 million, respectively, is reported in prepaid expenses and other current assets in the consolidated balance sheets. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2018, the Company estimates that it will recognize gains of approximately $5 million in cost of processing and services during the next twelve months as foreign currency forward exchange contracts settle.
13. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
(In millions)	2018	2017
Interest paid	$12	$7
Income taxes paid	8	11
Treasury stock purchases settled after the balance sheet date	14	24

14. Business Segment Information
The Company’s operations are comprised of the Payments segment and the Financial segment. The Payments segment primarily provides electronic bill payment and presentment services, internet and mobile banking software and services, account-to-account transfers, person-to-person payment services, debit and credit card processing and services, payments infrastructure services, and other electronic payments software and services. The businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides depository institutions and leasing and finance companies with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of unallocated corporate expenses including share-based compensation, amortization of acquisition-related intangible assets, intercompany eliminations and other activities that are not considered when management evaluates segment performance, such as gains on sales of businesses.

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended March 31, 2018
Processing and services revenue	$653	$582	$3	$1,238
Product revenue	189	34	(21)	202
Total revenue	$842	$616	$(18)	$1,440
Operating income	$271	$202	$135	$608
Three Months Ended March 31, 2017
Processing and services revenue	$595	$580	$3	$1,178
Product revenue	199	40	(23)	216
Total revenue	$794	$620	$(20)	$1,394
Operating income	$259	$196	$(90)	$365
Goodwill in the Payments segment was $3.8 billion as of both March 31, 2018 and December 31, 2017. Goodwill in the Financial segment was $1.7 billion and $1.8 billion as of March 31, 2018 and December 31, 2017, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: pricing and other actions by competitors; the capacity of our technology to keep pace with a rapidly evolving marketplace; the impact of a security breach or operational failure on our business; the effect of legislative and regulatory actions in the United States and internationally; our ability to comply with government regulations; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; the impact of market and economic conditions on the financial services industry; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

•
Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2017 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2018 to the comparable period in 2017.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2018.
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
On February 21, 2018, our board of directors declared a two-for-one stock split of our common stock and a proportionate increase in the number of our authorized shares of common stock. The additional shares were distributed on March 19, 2018 to shareholders of record at the close of business on March 5, 2018. Our common stock began trading at the split-adjusted price on March 20, 2018. All share and per share amounts are retroactively presented on a split-adjusted basis.
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
In March 2018, we sold a 55% interest of our Lending Solutions business, which was reported within the Financial segment, retaining 45% ownership interests in the joint ventures (the “Lending Joint Ventures”). We received gross sale proceeds of $419 million from the transaction. In addition, in January 2018, we completed the sale of the retail voucher business acquired in our 2017 acquisition of Monitise for proceeds of £37 million ($50 million), and in May 2017, we sold our Australian item processing business, which was reported within the Financial segment, for approximately $17 million.
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
Industry Trends
The market for products and services offered by financial institutions continues to evolve rapidly. The traditional financial industry and other market entrants regularly introduce and implement new payment, deposit, lending, investment and risk management products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same customers. At the same time, the evolving regulatory and cybersecurity landscape has continued to create a challenging operating environment for financial institutions. For example, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and may continue to generate, new regulations impacting the financial industry. These conditions, along with mild economic improvement, have created heightened interest in solutions that help financial institutions win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency. Examples of these solutions include our electronic payments solutions and channels such as internet, mobile and tablet banking, sometimes referred to as “digital channels.”

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
Changes in Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2017, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. Significant changes to our critical accounting policies and estimates as a result of adopting ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively “ASC 606”) are as follows:
Revenue Recognition
We adopted ASC 606 effective January 1, 2018 using the modified retrospective transition approach applied to all contracts. Additional information about our revenue recognition policies and the related impact of the adoption is included in Notes 2 and 3 to the consolidated financial statements.
There have been no other material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes.

	Three Months Ended March 31,
	2018	2017	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2018	2017	$	%
Revenue:
Processing and services	$1,238	$1,178	86.0%	84.5%	$60	5%
Product	202	216	14.0%	15.5%	(14)	(6)%
Total revenue	1,440	1,394	100.0%	100.0%	46	3%
Expenses:
Cost of processing and services	568	570	45.9%	48.4%	(2)	—
Cost of product	191	182	94.6%	84.3%	9	5%
Sub-total	759	752	52.7%	53.9%	7	1%
Selling, general and administrative	305	277	21.2%	19.9%	28	10%
Gain on sale of business	(232)	—	(16.1)%	—	232	—
Total expenses	832	1,029	57.8%	73.8%	(197)	(19)%
Operating income	608	365	42.2%	26.2%	243	67%
Interest expense	(45)	(42)	(3.1)%	(3.0)%	3	7%
Income before income taxes and income from investment in unconsolidated affiliate	$563	$323	39.1%	23.2%	$240	74%

_____________________

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2018	$842		$616		$(18)	$1,440
2017	794		620		(20)	1,394
Revenue growth	$48		$(4)		$2	$46
Revenue growth percentage	6%		(1)%			3%
Operating income:
2018	$271		$202		$135	$608
2017	259		196		(90)	365
Operating income growth	$12		$6		$225	$243
Operating income growth percentage	5%		3%			67%
Operating margin:
2018	32.2%		32.8%			42.2%
2017	32.7%		31.6%			26.2%
Operating margin growth (1)	(50)	bps	120	bps		1,600	bps

______________________

(1)	Represents the basis point growth or decline in operating margin.

Total Revenue
Total revenue increased $46 million, or 3%, in the first quarter of 2018 compared to the first quarter of 2017, with revenue growth of 6% in our Payments segment and revenue contraction of 1% in our Financial segment.
Revenue in our Payments segment increased $48 million, or 6%, during the first quarter of 2018 compared to 2017. Revenue growth at our card services and biller solutions businesses contributed 3% and 1%, respectively, to the Payments segment growth in the first quarter of 2018 largely due to increased transaction volumes. In addition, revenue from businesses acquired in 2017 contributed 2% to Payments segment revenue growth in the first quarter of 2018.
Revenue in our Financial segment decreased $4 million, or 1%, during the first quarter of 2018 compared to 2017. The Financial segment revenue decline was attributable to the Australian item processing business disposition in May 2017 and lower software license revenue in the quarter, which each negatively impacted Financial segment revenue growth by approximately 1.5% compared to the first quarter of 2017. Financial segment revenue decline was partially offset by other revenue growth contributions of 2% in our account processing businesses in the first quarter of 2018.
Total Expenses
Total expenses decreased $197 million in the first quarter of 2018, or 19%, compared to 2017. Total expenses as a percentage of total revenue decreased to 57.8% in the first quarter of 2018 compared to 73.8% in the first quarter of 2017. Total expenses and total expenses as a percentage of total revenue were positively impacted by the gain on sale of business of $232 million in the first quarter of 2018.
Cost of processing and services as a percentage of processing and services revenue decreased to 45.9% in the first quarter of 2018 compared to 48.4% in the first quarter of 2017. Cost of processing and services as a percentage of processing and services revenue in 2018 was favorably impacted by 110 basis points from scalable revenue growth in our Payments segment and by 80 basis points from our account processing businesses driven by expense management.
Cost of product as a percentage of product revenue increased to 94.6% in the first quarter of 2018 compared to 84.3% in the first quarter of 2017. The increase in cost of product as a percentage of product revenue in 2018 was primarily attributable to a reduction in higher-margin software license revenue, which negatively impacted cost of product as a percentage of product revenue by approximately 400 basis points. In addition, the 2017 acquisitions and product mix in our output solutions business each negatively impacted cost of product as a percentage of product revenue by approximately 200 basis points in 2018.
Selling, general and administrative expenses as a percentage of total revenue increased to 21.2% in the first quarter of 2018 compared to 19.9% in the first quarter of 2017. The increase in selling, general and administrative expenses as a percentage of total revenue in 2018 was primarily due to increased costs associated with acquisitions.
The gain on sale of business of $232 million in the first quarter of 2018 was driven by the sale of a 55% interest of our Lending Solutions business.
Operating Income and Operating Margin
Total operating income increased $243 million, or 67%, in the first quarter of 2018 compared to 2017. Total operating margin increased to 42.2% in the first quarter of 2018 compared to 26.2% in 2017.
Operating income in our Payments segment increased $12 million, or 5%, in the first quarter of 2018 compared to 2017. Operating margin decreased 50 basis points to 32.2% in the first quarter of 2018 compared to 2017 due to increased expenses from the Dovetail and Monitise acquisitions and revenue mix in our output solutions business, which impacted Payments segment operating margin in 2018 by 170 basis points and 50 basis points, respectively. This was partially offset by 180 basis points of Payments segment operating margin improvement in 2018 from scalable revenue growth.
Operating income in our Financial segment increased $6 million, or 3%, in the first quarter of 2018 compared to 2017. Operating margin increased 120 basis points to 32.8% in the first quarter of 2018 compared to 2017. Financial segment operating margin improvement in 2018 was primarily attributable to expense management in our account processing businesses.
Corporate and Other generated operating income of $135 million in the first quarter of 2018 compared to an operating loss of $90 million in the first quarter of 2017. The improvement in 2018 was primarily attributable to a $232 million gain on the sale of a 55% interest of our Lending Solutions business, partially offset by an $8 million increase in acquisition and related integration costs compared to 2017.

Interest Expense
Interest expense increased $3 million, or 7%, in the first quarter of 2018 compared to 2017 primarily due to higher variable interest rates in 2018.
Income Tax Provision
Income tax provision as a percentage of income before income from investment in unconsolidated affiliate was 24.9% and 31.7% in the first quarter of 2018 and 2017, respectively. The rate reduction was primarily attributable to federal tax reform which reduced the U.S. federal corporate tax rate from 35 percent to 21 percent beginning in 2018. The rate in the first quarter of 2018 included $78 million of income tax expense associated with the $232 million gain on the sale of a 55% interest of our Lending Solutions business. The rate in the first quarter of 2017 included $9 million of income tax expense associated with our share of the gain on the sale of a business at StoneRiver Group, L.P. (“StoneRiver”), our unconsolidated affiliate.
Income from Investment in Unconsolidated Affiliate
Our share of StoneRiver’s net income was $26 million in the first quarter of 2017 and was attributable to the net gain on the sale of a business at StoneRiver.
Net Income Per Share – Diluted
Net income per share-diluted was $1.00 and $0.56 in the first quarter of 2018 and 2017, respectively. Net income per share-diluted was favorably impacted in the first quarter of 2018 by a gain of $0.37 per share on the sale of a 55% interest of our Lending Solutions business. Net income per share-diluted was favorably impacted in the first quarter of 2017 by $0.04 per share due to our share of the net gain on the sale of a business at StoneRiver. Amortization of acquisition-related intangible assets reduced net income per share-diluted by $0.07 and $0.06 per share in the first quarter of 2018 and 2017, respectively.
Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $382 million and available borrowings under our revolving credit facility of $1.2 billion at March 31, 2018. The following table summarizes our operating cash flow and capital expenditure amounts for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2018	2017	$	%
Net income	$423	$247	$176
Depreciation and amortization	134	108	26
Share-based compensation	19	16	3
Deferred income taxes	77	(3)	80
Gain on sale of business	(232)	—	(232)
Income from investment in unconsolidated affiliate	—	(26)	26
Dividend from unconsolidated affiliate	—	31	(31)
Net changes in working capital	(49)	90	(139)
Operating cash flow	$372	$463	$(91)	(20)%
Capital expenditures	$77	$76	$1	1%
Our net cash provided by operating activities, or operating cash flow, was $372 million in the first three months of 2018, a decrease of 20% compared with $463 million in the first three months of 2017. This decrease was primarily due to unfavorable working capital changes and $31 million of lower cash dividends received from our StoneRiver joint venture, partially offset by improved operating results. The dividend received from StoneRiver in the first three months of 2017 represented a return on our investment and is reported in cash flows from operating activities.

Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases and acquisitions, and to repay debt rather than to pay dividends. Our capital expenditures were approximately 5% of our total revenue in both the first three months of 2018 and 2017.
Share Repurchases
We purchased $398 million and $389 million of our common stock during the first three months of 2018 and 2017, respectively. As of March 31, 2018, we had approximately 15.8 million shares remaining under our current share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
During the first three months of 2018, we sold a 55% interest of our Lending Solutions business, retaining 45% ownership interests in the joint ventures. We received gross sale proceeds of $419 million from the transaction. In addition, we completed the sale of the retail voucher business acquired in our 2017 acquisition of Monitise for proceeds of £37 million ($50 million).
During the first three months of 2017, we acquired Online Banking Solutions, Inc. for a purchase price of $78 million, net of cash acquired, with earn-out provisions of up to $20 million. We funded the acquisition by utilizing a combination of available cash and existing availability under our revolving credit facility.
Indebtedness

(In millions)	March 31, 2018	December 31, 2017
Revolving credit facility	$773	$1,068
Term loan	540	540
2.7% senior notes due 2020	847	846
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	398	398
3.5% senior notes due 2022	696	696
3.85% senior notes due 2025	894	894
Other borrowings	7	9
Total debt (including current maturities)	$4,604	$4,900
At March 31, 2018, our debt consisted primarily of $3.3 billion of senior notes, $773 million of revolving credit facility borrowings and $540 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first three months of 2018, we were in compliance with all financial debt covenants.
Variable Rate Debt
We maintain a $2.0 billion revolving credit agreement and a term loan with a syndicate of banks. Both the outstanding borrowings under the revolving credit facility and the term loan bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate was 2.83% on the revolving credit facility borrowings and 3.13% on the term loan borrowings at March 31, 2018. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which matures in April 2020. The outstanding principal balance on the term loan of $540 million is due at maturity in October 2018. At March 31, 2018 and December 31, 2017, the term loan was classified in the consolidated balance sheets as long-term as we have the intent to refinance this debt on a long-term basis and the ability to do so under our revolving credit facility. The revolving credit facility and the term loan contain various, substantially similar restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.

Debt Guarantees
In connection with the sale of a 55% interest of our Lending Solutions business in March 2018, we have guaranteed underlying debt of the Lending Joint Ventures and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. This debt is comprised of variable-rate term loan facilities for an aggregate amount of $350 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $35 million with a syndicate of banks. These debt facilities mature in March 2023, and there have been no borrowings on the revolving credit facilities. We have recorded a $34 million liability for the estimated fair value of our obligations to stand ready to perform over the term of the guarantees, which are reported primarily within other long-term liabilities in the consolidated balance sheet.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 and have not materially changed since December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
All share and per share amounts are presented on a split-adjusted basis to retroactively reflect the two-for-one stock split that was completed in the first quarter of 2018.
The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2018	1,890,000	$68.95	1,890,000	19,586,000
February 1-28, 2018	1,780,000	69.81	1,780,000	17,806,000
March 1-31, 2018	1,982,000	72.48	1,982,000	15,824,000
Total	5,652,000		5,652,000
_________________________

(1)	On November 16, 2016, our board of directors authorized the purchase of up to 30.0 million shares of our common stock. This authorization does not expire.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Fiserv, Inc. filed February 27, 2018)

10.1	Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan

31.1	Certification of the Chief Executive Officer, dated May 2, 2018

31.2	Certification of the Chief Financial Officer, dated May 2, 2018

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated May 2, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	May 2, 2018	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	May 2, 2018	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer