Form 10-Q
period 2018-06-30
FISERV INC
filed 2018-08-01
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2018, there were 404,927,094 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Processing and services	$1,207	$1,186	$2,445	$2,364
Product	213	200	415	416
Total revenue	1,420	1,386	2,860	2,780
Expenses:
Cost of processing and services	560	573	1,128	1,143
Cost of product	179	175	370	357
Selling, general and administrative	320	276	625	553
(Gain) loss on sale of businesses	3	(10)	(229)	(10)
Total expenses	1,062	1,014	1,894	2,043
Operating income	358	372	966	737
Interest expense	(45)	(44)	(90)	(86)
Non-operating income	3	2	3	2
Income before income taxes and income from investments in unconsolidated affiliates	316	330	879	653
Income tax provision	(72)	(109)	(212)	(211)
Income from investments in unconsolidated affiliates	7	—	7	26
Net income	$251	$221	$674	$468

Net income per share – basic	$0.61	$0.52	$1.64	$1.10
Net income per share – diluted	$0.60	$0.51	$1.61	$1.08

Shares used in computing net income per share:
Basic	408.4	423.6	410.7	426.3
Diluted	416.4	432.5	419.0	435.5
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$251	$221	$674	$468
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax (benefit) provision of ($2 million), $1 million, ($2 million) and $2 million	(4)	1	(5)	3
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $0 and $1 million	(1)	—	(3)	—
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $0, $1 million, $1 million and $2 million	1	1	2	3
Foreign currency translation	(6)	6	(6)	11
Total other comprehensive (loss) income	(10)	8	(12)	17
Comprehensive income	$241	$229	$662	$485
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$348	$325
Trade accounts receivable, net	932	997
Prepaid expenses and other current assets	524	603
Assets held for sale	—	50
Total current assets	1,804	1,975
Property and equipment, net	374	390
Intangible assets, net	1,833	1,882
Goodwill	5,456	5,590
Contract costs, net	398	84
Other long-term assets	353	368
Total assets	$10,218	$10,289
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,302	$1,359
Current maturities of long-term debt	1	3
Contract liabilities	352	576
Total current liabilities	1,655	1,938
Long-term debt	4,805	4,897
Deferred income taxes	692	552
Long-term contract liabilities	71	54
Other long-term liabilities	145	117
Total liabilities	7,368	7,558
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800.0 million shares authorized; 791.4 million shares issued	8	8
Additional paid-in capital	1,023	1,031
Accumulated other comprehensive loss	(66)	(54)
Retained earnings	11,122	10,240
Treasury stock, at cost, 385.3 million and 376.3 million shares	(9,237)	(8,494)
Total shareholders’ equity	2,850	2,731
Total liabilities and shareholders’ equity	$10,218	$10,289
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statement of Shareholders’ Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Amount				Shares	Amount

Balance at December 31, 2017	791	$8	$1,031	$(54)	$10,240	376	$(8,494)
Net income					674
Other comprehensive loss				(12)
Share-based compensation			36
Shares issued under stock plans			(44)			(2)	46
Purchases of treasury stock						11	(789)
Cumulative-effect adjustment of ASU 2014-09 adoption					208
Cumulative-effect adjustment of ASU 2017-12 adoption				3	(3)
Cumulative-effect adjustment of ASU 2018-02 adoption				(3)	3
Balance at June 30, 2018	791	$8	$1,023	$(66)	$11,122	385	$(9,237)
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$674	$468
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	190	141
Amortization of acquisition-related intangible assets	80	78
Share-based compensation	36	33
Deferred income taxes	80	—
Gain on sale of businesses	(229)	(10)
Income from investments in unconsolidated affiliates	(7)	(26)
Dividends from unconsolidated affiliates	1	31
Non-cash impairment charges	1	10
Other operating activities	—	(1)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(11)	59
Prepaid expenses and other assets	(64)	(13)
Contract costs	(76)	(12)
Accounts payable and other liabilities	17	(40)
Contract liabilities	(79)	(27)
Net cash provided by operating activities from continuing operations	613	691
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(169)	(136)
Proceeds from sale of businesses	419	19
Payments for acquisition of business, net of cash acquired	—	(78)
Purchases of investments	(2)	—
Other investing activities	(12)	1
Net cash provided by (used in) investing activities from continuing operations	236	(194)
Cash flows from financing activities:
Debt proceeds	1,161	1,173
Debt repayments	(1,257)	(1,005)
Proceeds from issuance of treasury stock	44	47
Purchases of treasury stock, including employee shares withheld for tax obligations	(824)	(713)
Other financing activities	7	—
Net cash used in financing activities from continuing operations	(869)	(498)
Net change in cash and cash equivalents from continuing operations	(20)	(1)
Net change in cash and cash equivalents from discontinued operations	43	—
Cash and cash equivalents, beginning balance	325	300
Cash and cash equivalents, ending balance	$348	$299
Discontinued operations cash flow information:
Net cash used in operating activities	$(7)	$—
Net cash provided by investing activities	50	—
Net change in cash and cash equivalents from discontinued operations	$43	$—
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three-month and six-month periods ended June 30, 2018 and 2017 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”) using the modified retrospective transition approach applied to all contracts. Prior period amounts have not been restated; however, certain prior period amounts have been reclassified to conform to current period presentation. Additional information about the Company’s revenue recognition policies and the related impact of the adoption is included in Notes 2 and 3 to the consolidated financial statements.
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects of the change in the U.S. federal corporate tax rate resulting from The Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. ASU 2018-02 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-02 in the first quarter of 2018, and elected to reclassify the Tax Act income tax benefits of $3 million from accumulated other comprehensive loss to retained earnings.
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
Recently Issued Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees by largely aligning it with the accounting for share-based payments to employees. For public entities, ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Entities must apply the standard, using a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for all liability-classified nonemployee awards that have not been settled as of the adoption date and equity-classified nonemployee awards for which a measurement date has not been established. The Company plans to adopt ASU 2018-07 on January 1, 2019 and does not expect the adoption to have a material impact on its consolidated financial statements.
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
The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company continues to review the requirements of the new lease standard and is monitoring the activity of the FASB as it relates to any interpretive guidance, proposed amendments or additional practical expedients. The Company has formed a cross-functional project team to review its existing lease arrangements and assess potential impacts of adopting the new lease standard on its consolidated financial statements, related disclosures, accounting policies, process and system changes, and controls. The Company has completed the planning phase of the project, including the selection of a lease accounting software solution to comply with the new standard, and has identified an implementation partner to assist with the adoption.
3. Revenue Recognition
Revenue Recognition During the Three and Six Months Ended June 30, 2018
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”) effective January 1, 2018 using the modified retrospective transition approach applied to all contracts. Therefore, the reported results for the three and six months ended June 30, 2018 reflect the application of ASC 606 while the reported results for the three and six months ended June 30, 2017 were not adjusted and continue to be reported under the accounting guidance, ASC 605, Revenue Recognition (“ASC 605”), in effect for the prior period. The cumulative impact of adopting ASC 606 was an increase in the opening balance of retained earnings of $208 million, primarily related to the deferral of incremental sales commissions incurred in obtaining contracts in prior periods.
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
Nature of Goods and Services
The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. Additional information regarding the Company’s business segments is included in Note 15. The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.

Processing and Services
Processing and services revenue is generated from account- and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer and debit processing services; consulting and professional services; and software maintenance for ongoing client support.
The Company recognizes processing and services revenues in the period in which the specific service is performed unless they are not deemed distinct from other goods or services in which revenue would then be recognized as control is transferred of the combined goods and services. The Company’s arrangements for processing and services typically consist of an obligation to provide specific services to its customers on a when and if needed basis (a stand-ready obligation) and revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer. These services are typically provided under a fixed or declining (tier-based) price per unit based on volume of service, however, may also be based on minimum monthly usage fees. Fees for the Company’s processing and services arrangements are typically billed and paid on a monthly basis.
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
Assessment of Estimates of Variable Consideration
Many of the Company’s contracts with customers contain some component of variable consideration; however, the constraint will generally not result in a reduction in the estimated transaction price for most forms of variable consideration. The Company may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted.
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
Revenue Recognition During the Three and Six Months Ended June 30, 2017
The Company generates revenue from the delivery of processing, service and product solutions. Revenue is recognized when written contracts are signed, delivery has occurred, the fees are fixed or determinable, and collectability is reasonably assured.
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
Disaggregation of Revenue
The tables below present the Company’s revenue disaggregated by major business, including a reconciliation with its reportable segments. Most of the Company’s revenue is earned domestically within these major businesses, with revenue from clients outside the United States comprising approximately 5% of total revenue.

(In millions)	Reportable Segments
Three Months Ended June 30, 2018	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$356	$—	$—	$356
Card and Related Services	400	—	—	400
Other	81	—	—	81
Total Payments	837	—	—	837
Account and Item Processing	—	530	—	530
Other	—	60	—	60
Total Financial	—	590	—	590
Corporate and Other	—	—	(7)	(7)
Total Revenue	$837	$590	$(7)	$1,420

(In millions)	Reportable Segments
Six Months Ended June 30, 2018	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$708	$—	$—	$708
Card and Related Services	814	—	—	814
Other	157	—	—	157
Total Payments	1,679	—	—	1,679
Account and Item Processing	—	1,036	—	1,036
Lending Solutions	—	56	—	56
Other	—	114	—	114
Total Financial	—	1,206	—	1,206
Corporate and Other	—	—	(25)	(25)
Total Revenue	$1,679	$1,206	$(25)	$2,860
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

(In millions)	June 30, 2018	January 1, 2018
Contract assets	$163	$158
Contract liabilities	423	520
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
During the six months ended June 30, 2018, contract liabilities decreased primarily due to the recognition of deferred maintenance revenue. The higher contract liability balance at January 1, 2018 was primarily attributable to an increased level of annual maintenance billings in the fourth quarter of 2017 as compared to the first six months of 2018. The Company recognized $307 million of revenue during the six months ended June 30, 2018 that was included in the contract liability balance at the beginning of the period, which exceeded advance cash receipts for services yet to be provided.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

(In millions)	Remainder of:
June 30, 2018	2018	2019	2020	2021	Thereafter
Processing and services	$508	$897	$678	$526	$748
Product	19	33	25	15	17
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
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist primarily of sales commissions incurred only if a contract is obtained, and customer conversion or implementation related costs. Capitalized sales commissions and conversion or implementation costs totaled $304 million and $94 million, respectively, at June 30, 2018.
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are primarily included in selling, general and administrative expenses and totaled $26 million and $50 million during the three and six months ended June 30, 2018, respectively. There was no impairment loss recognized during the three and six months ended June 30, 2018 related to capitalized contract costs.
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
Impacts on Financial Statements
The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2018.

Consolidated Statements of Income

(In millions, unaudited)	Impact of changes in accounting policies
Three Months Ended June 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Revenue:
Processing and services	$1,207	$(7)	$1,200
Product	213	(20)	193
Total revenue	1,420	(27)	1,393
Expenses:
Cost of processing and services	560	1	561
Cost of product	179	2	181
Selling, general and administrative	320	(3)	317
Loss on sale of business	3	—	3
Total expenses	1,062	—	1,062
Operating income	358	(27)	331
Interest expense	(45)	—	(45)
Non-operating income	3	—	3
Income before income taxes and income from investments in unconsolidated affiliates	316	(27)	289
Income tax provision	(72)	4	(68)
Income from investments in unconsolidated affiliates	7	—	7
Net income	$251	$(23)	$228

Net income per share – basic	$0.61	$(0.05)	$0.56
Net income per share – diluted	$0.60	$(0.05)	$0.55

Shares used in computing net income per share:
Basic	408.4	—	408.4
Diluted	416.4	—	416.4

(In millions, unaudited)	Impact of changes in accounting policies
Six Months Ended June 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Revenue:
Processing and services	$2,445	$(29)	$2,416
Product	415	(23)	392
Total revenue	2,860	(52)	2,808
Expenses:
Cost of processing and services	1,128	2	1,130
Cost of product	370	—	370
Selling, general and administrative	625	(1)	624
Gain on sale of business	(229)	(3)	(232)
Total expenses	1,894	(2)	1,892
Operating income	966	(50)	916
Interest expense	(90)	—	(90)
Non-operating income	3	—	3
Income before income taxes and income from investments in unconsolidated affiliates	879	(50)	829
Income tax provision	(212)	11	(201)
Income from investments in unconsolidated affiliates	7	—	7
Net income	$674	$(39)	$635

Net income per share – basic	$1.64	$(0.09)	$1.55
Net income per share – diluted	$1.61	$(0.09)	$1.52

Shares used in computing net income per share:
Basic	410.7	—	410.7
Diluted	419.0	—	419.0

Consolidated Statements of Comprehensive Income

(In millions, unaudited)	Impact of changes in accounting policies
Three Months Ended June 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Net income	$251	$(23)	$228
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit of $2 million	(4)	—	(4)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $0	(1)	—	(1)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $0	1	—	1
Foreign currency translation	(6)	—	(6)
Total other comprehensive loss	(10)	—	(10)
Comprehensive income	$241	$(23)	$218

(In millions, unaudited)	Impact of changes in accounting policies
Six Months Ended June 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Net income	$674	$(39)	$635
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit of $2 million	(5)	—	(5)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $1 million	(3)	—	(3)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million	2	—	2
Foreign currency translation	(6)	—	(6)
Total other comprehensive loss	(12)	—	(12)
Comprehensive income	$662	$(39)	$623

Consolidated Balance Sheet

(In millions, unaudited)	Impact of changes in accounting policies
June 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Assets
Cash and cash equivalents	$348	$—	$348
Trade accounts receivable, net	932	(9)	923
Prepaid expenses and other current assets	524	17	541
Total current assets	1,804	8	1,812
Property and equipment, net	374	—	374
Intangible assets, net	1,833	—	1,833
Goodwill	5,456	—	5,456
Contract costs, net	398	(319)	79
Other long-term assets	353	94	447
Total assets	$10,218	$(217)	$10,001
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,302	$(17)	$1,285
Current maturities of long-term debt	1	—	1
Contract liabilities	352	98	450
Total current liabilities	1,655	81	1,736
Long-term debt	4,805	—	4,805
Deferred income taxes	692	(72)	620
Long-term contract liabilities	71	20	91
Other long-term liabilities	145	—	145
Total liabilities	7,368	29	7,397
Total shareholders’ equity	2,850	(246)	2,604
Total liabilities and shareholders’ equity	$10,218	$(217)	$10,001

Consolidated Statement of Cash Flows

(In millions, unaudited)	Impact of changes in accounting policies
Six Months Ended June 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Cash flows from operating activities
Net income	$674	$(39)	$635
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	190	(36)	154
Amortization of acquisition-related intangible assets	80	—	80
Share-based compensation	36	—	36
Deferred income taxes	80	(11)	69
Gain on sale of business	(229)	(3)	(232)
Income from investments in unconsolidated affiliates	(7)	—	(7)
Dividends from unconsolidated affiliates	1	—	1
Non-cash impairment charges	1	—	1
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(11)	29	18
Prepaid expenses and other assets	(64)	(1)	(65)
Contract costs	(76)	41	(35)
Accounts payable and other liabilities	17	(3)	14
Contract liabilities	(79)	23	(56)
Net cash provided by operating activities from continuing operations	613	—	613
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(169)	—	(169)
Proceeds from sale of businesses	419	—	419
Purchases of investments	(2)	—	(2)
Other investing activities	(12)	—	(12)
Net cash provided by investing activities from continuing operations	236	—	236
Cash flows from financing activities:
Debt proceeds	1,161	—	1,161
Debt repayments	(1,257)	—	(1,257)
Proceeds from issuance of treasury stock	44	—	44
Purchases of treasury stock, including employee shares withheld for tax obligations	(824)	—	(824)
Other financing activities	7	—	7
Net cash used in financing activities from continuing operations	(869)	—	(869)
Net change in cash and cash equivalents from continuing operations	(20)	—	(20)
Net change in cash and cash equivalents from discontinued operations	43	—	43
Cash and cash equivalents, beginning balance	325	—	325
Cash and cash equivalents, ending balance	$348	$—	$348
Discontinued operations cash flow information:
Net cash used in operating activities	$(7)	$—	$(7)
Net cash provided by investing activities	50	—	50
Net change in cash and cash equivalents from discontinued operations	$43	$—	$43

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
The Company acquired these four businesses for an aggregate purchase price of $384 million, net of $33 million of acquired cash, along with earn-out provisions estimated at a fair value of $15 million. The purchase price allocations for these acquisitions resulted in acquired software and technology and customer related intangible assets totaling $163 million and goodwill of $217 million. The other net assets of $19 million included $50 million of assets held for sale and approximately $20 million of deferred tax liabilities. The purchase price allocations were finalized for the OBS and PCLender acquisitions in 2017 and for the Dovetail and Monitise acquisitions in the first quarter of 2018, and did not materially change from the preliminary allocations. The goodwill from these acquisitions is primarily attributed to synergies and the anticipated value created by selling the products and services that these businesses provide into the Company’s existing client base. Approximately $70 million of the goodwill is expected to be deductible for tax purposes.
The results of operations for these acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition. This includes revenue of $21 million and $2 million in the three months ended June 30, 2018 and 2017, respectively, and $42 million and $4 million in the six months ended June 30, 2018 and 2017, respectively, and impacts to operating income in each period of less than $5 million excluding acquired intangible asset amortization. Pro forma information for the Company’s acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
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
5. Discontinued Operations
On January 10, 2018, the Company completed the sale of the retail voucher business, MyVoucherCodes, acquired as part of its acquisition of Monitise in September 2017 for proceeds of £37 million ($50 million). The corresponding assets of $50 million, consisting primarily of goodwill, are presented as held for sale in the Company’s consolidated balance sheet at December 31, 2017, and the corresponding proceeds received during the six months ended June 30, 2018 are presented within discontinued operations since the business was never considered part of the Company’s ongoing operations. There was no impact to operating income or gain/loss recognized on the sale in the six months ended June 30, 2018.
Cash flows from discontinued operations in 2018 also included tax payments of $7 million related to income recognized in 2017 from a prior disposition.

6. Investments in Unconsolidated Affiliates
Lending Joint Ventures
On March 29, 2018, the Company completed the sale of a 55% controlling interest of each of Fiserv Automotive Solutions, LLC and Fiserv LS LLC, which were subsidiaries of the Company that owned its Lending Solutions business (collectively, the “Lending Joint Ventures”), to funds affiliated with Warburg Pincus LLC. The Lending Joint Ventures, which were reported within the Financial segment, included all of the Company’s automotive loan origination and servicing products, as well as its LoanServTM mortgage and consumer loan servicing platform. The Company received gross sale proceeds of $419 million from the transactions. The Company recognized a pre-tax gain on the sale of $229 million, with the related tax expense of $77 million recorded through the income tax provision, in the consolidated statements of income. The pre-tax gain includes $124 million related to the remeasurement of the Company’s 45% retained interests based upon the estimated enterprise value of the Lending Joint Ventures. Contingent consideration of up to $20 million under defined special distribution provisions within the transaction agreements is being accounted for by the Company as a gain contingency and will therefore be recognized in future periods to the extent the contingency is resolved and thereby realized. The Company’s remaining 45% ownership interests in the Lending Joint Ventures are accounted for as equity method investments, with the Company’s share of net income reported as income from investments in unconsolidated affiliates and the related tax expense reported within the income tax provision in the consolidated statements of income. The Company’s investment in the Lending Joint Ventures was $64 million at June 30, 2018 and is reported within other long-term assets in the consolidated balance sheet. The revenues and expenses of the Lending Joint Ventures after the sale transactions are not included in the Company’s consolidated statements of income. The Company’s consolidated financial statements for all periods prior to the sale transactions include the revenues, expenses and cash flows of the Lending Joint Ventures.
Prior to the sale transactions described above, the Lending Joint Ventures entered into variable-rate term loan facilities for an aggregate amount of $350 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $35 million with a syndicate of banks, which transferred to the Lending Joint Ventures as part of the sale. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. These debt facilities mature in March 2023, and there are no outstanding borrowings on the revolving credit facilities as of June 30, 2018. The Company recorded an initial $34 million liability as a reduction to the gain on sale transactions for the estimated fair value of its obligations to stand ready to perform over the term of the guarantees, which is reported primarily within other long-term liabilities in the consolidated balance sheet. Such guarantees will be amortized in future periods over the contractual term. During the three months ended June 30, 2018, the Company recognized $2 million within non-operating income in its consolidated statements of income related to its release from risk under the guarantees. The Company has not made any payments under the guarantees, nor has it been called upon to do so. In conjunction with the sale transactions described above, the Company also entered into certain transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to the Lending Joint Ventures. Amounts transacted through these agreements approximated $10 million during the three months ended June 30, 2018 and were primarily recognized as processing and services revenue in the consolidated statements of income.
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

7. Share-Based Compensation
The Company recognized $17 million and $36 million of share-based compensation expense during the three and six months ended June 30, 2018, respectively, and $17 million and $33 million of share-based compensation expense during the three and six months ended June 30, 2017, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During both the six months ended June 30, 2018 and 2017, stock options to purchase 1.9 million shares were exercised.
A summary of stock option, restricted stock unit and performance share unit grant activity is as follows:

	Six Months Ended June 30,
	2018		2017
	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,265	$22.43	1,335	$18.64
Restricted stock units	501	70.14	546	57.03
Performance share units	165	75.39	110	56.91
8. Income Taxes
Income tax provision as a percentage of income before income from investments in unconsolidated affiliates was 23.0% and 32.8% in the three months ended June 30, 2018 and 2017, respectively, and was 24.2% and 32.2% in the six months ended June 30, 2018 and 2017, respectively. The lower rates in 2018 were primarily attributable to the enactment of the Tax Act, which reduced the U.S federal corporate tax rate from 35 percent to 21 percent beginning in 2018, and is further described below. The rates include $77 million of income tax expense associated with the $229 million gain on the sale of a 55% interest of the Company’s Lending Solutions business in the first quarter of 2018 and $9 million of income tax expense associated with the Company’s share of the gain on the sale of a business at StoneRiver in the first quarter of 2017.
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
During the six months ended June 30, 2018, there have been no changes to the provisional adjustments recorded in 2017 as a result of the Tax Act. The Company’s accounting for certain elements of the Tax Act continues to be evaluated; however, any associated impacts are not expected to be material.
9. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Weighted-average common shares outstanding used for the calculation of net income per share – basic	408.4	423.6	410.7	426.3
Common stock equivalents	8.0	8.9	8.3	9.2
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	416.4	432.5	419.0	435.5
For the three months ended June 30, 2018 and 2017, stock options for 1.3 million and 1.7 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the six months ended June 30, 2018 and 2017, stock options for 1.0 million and 1.4 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.

10. Fair Value Measurements
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $4.8 billion at June 30, 2018 and $5.0 billion at December 31, 2017. The Company’s contingent consideration liability arising from the OBS acquisition had an estimated fair value of $15 million at both June 30, 2018 and at December 31, 2017, which was based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the various earn-out criteria (level 3 of the fair value hierarchy). This estimated fair value has not changed since the acquisition date. The aggregate fair values of the Company’s debt guarantee arrangements with the Lending Joint Ventures approximate the $32 million carrying values at June 30, 2018. The contingent consideration and debt guarantee liabilities are reported primarily in other long-term liabilities in the consolidated balance sheets.
11. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2018
Customer related intangible assets	$2,293	$1,229	$1,064
Acquired software and technology	578	475	103
Trade names	117	68	49
Capitalized software development costs	761	292	469
Purchased software	261	113	148
Total	$4,010	$2,177	$1,833

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2017
Customer related intangible assets	$2,293	$1,168	$1,125
Acquired software and technology	579	460	119
Trade names	117	64	53
Capitalized software development costs	737	282	455
Purchased software	241	111	130
Total	$3,967	$2,085	$1,882
The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at June 30, 2018, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $160 million in each of 2018 and 2019, $130 million in each of 2020 and 2021, and $120 million in 2022. Amortization expense with respect to capitalized and purchased software recorded at June 30, 2018 is estimated to approximate $170 million in 2018.

12. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Trade accounts payable	$95	$80
Client deposits	521	481
Settlement obligations	302	379
Accrued compensation and benefits	142	198
Other accrued expenses	242	221
Total	$1,302	$1,359
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2017	$(14)	$(38)	$(2)	$(54)
Other comprehensive loss before reclassifications	(5)	(6)	—	(11)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	—	(1)
Net current-period other comprehensive loss	(6)	(6)	—	(12)
Cumulative-effect adjustment of ASU 2017-12 adoption from retained earnings	3	—	—	3
Cumulative-effect adjustment of ASU 2018-02 adoption to retained earnings	(3)	—	—	(3)
Balance at June 30, 2018	$(20)	$(44)	$(2)	$(66)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2016	$(24)	$(50)	$(2)	$(76)
Other comprehensive income before reclassifications	3	11	—	14
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income	6	11	—	17
Balance at June 30, 2017	$(18)	$(39)	$(2)	$(59)
Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2018, the Company estimates that it will recognize approximately $6 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
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
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of June 30, 2018, the notional amount of these derivatives was $162 million, and the fair value totaling $3 million is reported in accounts payable and accrued expenses in the consolidated balance sheet. As of December 31, 2017, the notional amount of these derivatives was $150 million, and the fair value totaling $8 million is reported in prepaid expenses and other current assets in the consolidated balance sheet. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2018, the Company estimates that it will recognize losses of approximately $2 million in cost of processing and services during the next twelve months as foreign currency forward exchange contracts settle.
14. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Six Months Ended June 30,
(In millions)	2018	2017
Interest paid	$84	$77
Income taxes paid	121	206
Treasury stock purchases settled after the balance sheet date	12	13
15. Business Segment Information
The Company’s operations are comprised of the Payments segment and the Financial segment. The Payments segment primarily provides electronic bill payment and presentment services, internet and mobile banking software and services, account-to-account transfers, person-to-person payment services, debit and credit card processing and services, payments infrastructure services, and other electronic payments software and services. The businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides financial institutions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of intercompany eliminations, amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as gains on sales of businesses and associated transition services.

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended June 30, 2018
Processing and services revenue	$665	$529	$13	$1,207
Product revenue	172	61	(20)	213
Total revenue	$837	$590	$(7)	$1,420
Operating income	$269	$201	$(112)	$358
Three Months Ended June 30, 2017
Processing and services revenue	$602	$582	$2	$1,186
Product revenue	177	41	(18)	200
Total revenue	$779	$623	$(16)	$1,386
Operating income	$238	$214	$(80)	$372
Six Months Ended June 30, 2018
Processing and services revenue	$1,318	$1,111	$16	$2,445
Product revenue	361	95	(41)	415
Total revenue	$1,679	$1,206	$(25)	$2,860
Operating income	$540	$403	$23	$966
Six Months Ended June 30, 2017
Processing and services revenue	$1,197	$1,162	$5	$2,364
Product revenue	376	81	(41)	416
Total revenue	$1,573	$1,243	$(36)	$2,780
Operating income	$497	$410	$(170)	$737
Goodwill in the Payments segment was $3.8 billion as of both June 30, 2018 and December 31, 2017. Goodwill in the Financial segment was $1.7 billion and $1.8 billion as of June 30, 2018 and December 31, 2017, respectively.

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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2018 to the comparable periods in 2017.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2018.
Overview
Company Background
We are a leading global provider of financial services technology. We provide account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. We serve over 12,000 clients worldwide, including banks, credit unions, investment management firms, leasing and finance companies, billers, retailers, and merchants. The majority of our revenue is generated from recurring account- and transaction-based fees under contracts that generally have terms of three to five years and high renewal rates. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature.
Our operations are principally located in the United States and are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. The Payments segment primarily provides electronic bill payment and presentment services, internet and mobile banking software and services, account-to-account transfers, person-to-person payment services, debit and credit card processing and services, payments infrastructure services, and other electronic payments software and services. Our businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. The Financial segment provides financial institutions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Corporate and Other primarily consists of intercompany eliminations, amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as gains on sales of businesses and associated transition services.
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
In March 2018, we sold a 55% interest of our Lending Solutions business, which was reported within the Financial segment, retaining 45% ownership interests in the joint ventures (the “Lending Joint Ventures”). We received gross sale proceeds of $419 million from the transactions. In addition, in January 2018, we completed the sale of the retail voucher business acquired in our 2017 acquisition of Monitise for proceeds of £37 million ($50 million), and in May 2017, we sold our Australian item processing business, which was reported within the Financial segment, for approximately $17 million.
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
Enterprise Priorities
We continue to implement a series of strategic initiatives to move money and information in a way that moves the world. These strategic initiatives include active portfolio management of our businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2018 are: (i) to continue to build high-quality revenue while meeting our earnings goals; (ii) to enhance client relationships with an emphasis on digital and payment solutions; and (iii) to deliver innovation and integration which enables differentiated value for our clients.
Industry Trends
The market for products and services offered by financial institutions continues to evolve rapidly. The traditional financial industry and other market entrants regularly introduce and implement new payment, deposit, lending, investment and risk management products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same customers. At the same time, the evolving regulatory and cybersecurity landscape has continued to create a challenging operating environment for financial institutions. For example, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and may continue to generate, new regulations impacting the financial industry. These conditions are driving heightened interest in solutions that help financial institutions win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency. Examples of these solutions include electronic payments and delivery methods such as internet, mobile and tablet banking, sometimes referred to as “digital channels.”

The focus on digital channels by both financial institutions and their customers, as well as the growing volume and types of payment transactions in the marketplace, continues to elevate the data and transaction processing needs of financial institutions. We expect that financial institutions will continue to invest significant capital and human resources to process transactions, manage information, maintain regulatory compliance and offer innovative new services to their customers in this rapidly evolving and competitive environment. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology to outsourced solutions as they seek to remain current on technology changes in an evolving marketplace. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments, and we anticipate that demand for products that facilitate customer interaction with financial institutions, including electronic transactions through digital channels, will continue to increase, which we expect to create revenue opportunities for us.
In addition to the trends described above, the financial institutions marketplace has experienced change in composition as well. During the past 25 years, the number of financial institutions in the United States has declined at a relatively steady rate of approximately 3% per year, primarily as a result of voluntary mergers and acquisitions. Rather than reducing the overall market, these consolidations have transferred accounts among financial institutions. If a client loss occurs due to merger or acquisition, we receive a contract termination fee based on the size of the client and how early in the contract term the contract is terminated. These fees can vary from period to period. Our revenue is diversified, and we have clients that span the entire range of financial institutions in terms of asset size and business model, with our 50 largest financial institution clients representing less than 25% of our annual revenue. Our focus on long-term client relationships and recurring, transaction-oriented products and services has also reduced the impact that consolidation in the financial services industry has had on us. We believe that the integration of our products and services creates a compelling value proposition for our clients by providing, among other things, new sources of revenue and opportunities to reduce their costs. Furthermore, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth.
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

	Three Months Ended June 30,
	2018	2017	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2018	2017	$	%
Revenue:
Processing and services	$1,207	$1,186	85.0%	85.6%	$21	2%
Product	213	200	15.0%	14.4%	13	7%
Total revenue	1,420	1,386	100.0%	100.0%	34	2%
Expenses:
Cost of processing and services	560	573	46.4%	48.3%	(13)	(2)%
Cost of product	179	175	84.0%	87.5%	4	2%
Sub-total	739	748	52.0%	54.0%	(9)	(1)%
Selling, general and administrative	320	276	22.5%	19.9%	44	16%
(Gain) loss on sale of businesses	3	(10)	0.2%	(0.7)%	(13)	n/m
Total expenses	1,062	1,014	74.8%	73.2%	48	5%
Operating income	358	372	25.2%	26.8%	(14)	(4)%
Interest expense	(45)	(44)	(3.2)%	(3.2)%	1	2%
Non-operating income	3	2	0.2%	0.1%	1	50%
Income before income taxes and income from investments in unconsolidated affiliates	$316	$330	22.3%	23.8%	$(14)	(4)%

	Six Months Ended June 30,
	2018	2017	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2018	2017	$	%
Revenue:
Processing and services	$2,445	$2,364	85.5%	85.0%	$81	3%
Product	415	416	14.5%	15.0%	(1)	—
Total revenue	2,860	2,780	100.0%	100.0%	80	3%
Expenses:
Cost of processing and services	1,128	1,143	46.1%	48.4%	(15)	(1)%
Cost of product	370	357	89.2%	85.8%	13	4%
Sub-total	1,498	1,500	52.4%	54.0%	(2)	—
Selling, general and administrative	625	553	21.9%	19.9%	72	13%
Gain on sale of businesses	(229)	(10)	(8.0)%	(0.4)%	219	n/m
Total expenses	1,894	2,043	66.2%	73.5%	(149)	(7)%
Operating income	966	737	33.8%	26.5%	229	31%
Interest expense	(90)	(86)	(3.1)%	(3.1)%	4	5%
Non-operating income	3	2	0.1%	0.1%	1	50%
Income before income taxes and income from investments in unconsolidated affiliates	$879	$653	30.7%	23.5%	$226	35%

_____________________

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2018	$837		$590		$(7)	$1,420
2017	779		623		(16)	1,386
Revenue growth	$58		$(33)		$9	$34
Revenue growth percentage	7%		(5)%			2%
Operating income:
2018	$269		$201		$(112)	$358
2017	238		214		(80)	372
Operating income growth	$31		$(13)		$(32)	$(14)
Operating income growth percentage	13%		(6)%			(4)%
Operating margin:
2018	32.1%		34.0%			25.2%
2017	30.5%		34.3%			26.8%
Operating margin growth (1)	160	bps	(30)	bps		(160)	bps

	Six Months Ended June 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2018	$1,679		$1,206		$(25)	$2,860
2017	1,573		1,243		(36)	2,780
Revenue growth	$106		$(37)		$11	$80
Revenue growth percentage	7%		(3)%			3%
Operating income:
2018	$540		$403		$23	$966
2017	497		410		(170)	737
Operating income growth	$43		$(7)		$193	$229
Operating income growth percentage	9%		(2)%			31%
Operating margin:
2018	32.2%		33.4%			33.8%
2017	31.6%		33.0%			26.5%
Operating margin growth (1)	60	bps	40	bps		730	bps

______________________

(1)	Represents the basis point growth or decline in operating margin.
Total Revenue
Total revenue increased $34 million, or 2%, in the second quarter of 2018 and increased $80 million, or 3%, in the first six months of 2018 compared to the prior year periods.
Revenue in our Payments segment increased $58 million during the second quarter of 2018 and $106 million during the first six months of 2018, or 7% in each period, compared to 2017. Revenue growth at our card services and biller solutions businesses contributed 3% and 1%, respectively, to the Payments segment growth in both the second quarter and first six months of 2018 largely due to increased transaction volumes. In addition, revenue from businesses acquired in 2017 contributed 2% to Payments segment revenue growth in both the second quarter and first six months of 2018.
Revenue in our Financial segment decreased $33 million, or 5%, and $37 million, or 3%, during the second quarter and first six months of 2018 compared to 2017. The Financial segment revenue decline was attributable to dispositions, which reduced Financial segment revenue growth by 11% and 7% in the second quarter and first six months of 2018, respectively, compared to 2017. Partially offsetting this decline, our account processing businesses contributed 5% and 3% to the Financial segment revenue growth in the second quarter and first six months of 2018, respectively, driven by increased software license and processing revenue.
Revenue at Corporate and Other increased $9 million and $11 million during the second quarter and first six months of 2018, respectively, compared to 2017, primarily due to transition services revenue from the Lending Joint Ventures.
Total Expenses
Total expenses increased $48 million, or 5%, and decreased $149 million, or 7%, in the second quarter and six months of 2018, respectively, compared to the prior year periods. Total expenses as a percentage of total revenue increased to 74.8% in the second quarter of 2018 and decreased to 66.2% in the first six months of 2018, compared to the prior year periods. Total expenses and total expenses as a percentage of total revenue in the first six months of 2018 were reduced by the $229 million gain on sale of a 55% interest of our Lending Solutions business.
Cost of processing and services as a percentage of processing and services revenue decreased to 46.4% in the second quarter of 2018 compared to 48.3% in the second quarter of 2017 and decreased to 46.1% in the first six months of 2018 compared to 48.4% in the first six months of 2017. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by scalable revenue growth in our Payments segment by approximately 100 basis points in each period of 2018. In addition, our account processing businesses contributed 50 basis points and 80 basis points to the improvement of cost of processing and services as a percentage of processing and services revenue in the second quarter and first six months of 2018, respectively, driven by expense management.
Cost of product as a percentage of product revenue decreased to 84.0% in the second quarter of 2018 compared to 87.5% in the second quarter of 2017 and increased to 89.2% in the first six months of 2018 compared to 85.8% in the first six months of 2017. The decrease in cost of product as a percentage of product revenue in the second quarter of 2018 was primarily attributable to an increase in higher-margin software license revenue. Conversely, product mix in our output solutions business and the 2017 acquisitions negatively impacted cost of product as a percentage of product revenue by approximately 150 basis points and approximately 100 basis points, respectively, in each of the second quarter and first six months of 2018.
Selling, general and administrative expenses as a percentage of total revenue increased to 22.5% in the second quarter of 2018 compared to 19.9% in the second quarter of 2017 and increased to 21.9% in the first six months of 2018 compared to 19.9% in the first six months of 2017. Increased costs associated with acquisitions negatively impacted selling, general and administrative expenses as a percentage of total revenue by approximately 100 basis points in each of the second quarter and first six months of 2018. The disposition of a 55% interest of our Lending Solutions business increased selling, general and administrative expenses as a percentage of total revenue in each of the 2018 periods compared to 2017 by approximately 50 basis points.
The gain on sale of businesses of $229 million in 2018 and $10 million in 2017 was driven by the sales of a 55% interest of our Lending Solutions business and our Australian item processing business, respectively.
Operating Income and Operating Margin
Total operating income decreased $14 million, or 4%, and increased $229 million, or 31%, in the second quarter and first six months of 2018, respectively, compared to the prior year periods. Total operating margin decreased to 25.2% in the second quarter of 2018 and increased to 33.8% in the first six months of 2018 compared to the prior year periods.
Operating income in our Payments segment increased $31 million, or 13%, in the second quarter and $43 million, or 9%, in the first six months of 2018 compared to 2017. Operating margin increased 160 basis points to 32.1% in the second quarter of 2018 and increased 60 basis points to 32.2% in the first six months of 2018 compared to 2017. Payments segment operating margin in each period of 2018 was positively impacted by approximately 150 basis points from scalable revenue growth and negatively impacted by approximately 100 basis points from the 2017 Payments segment acquisitions. Payments segment operating margin in 2017 was negatively impacted by approximately 200 basis points and 100 basis points in the second quarter and first six months, respectively, from a $15 million charge associated with two projects that were ended.
Operating income in our Financial segment decreased $13 million, or 6%, and $7 million, or 2%, in the second quarter and first six months of 2018, respectively, compared to 2017, as a result of dispositions. Operating margin decreased 30 basis points to 34.0% in the second quarter of 2018 and increased 40 basis points to 33.4% in the first six months of 2018 compared to 2017. Financial segment operating margin in each period of 2018 was reduced by approximately 140 basis points due to the disposition of a 55% interest of our Lending Solutions business, offset primarily by an increase in periodic revenue compared to 2017.

The operating loss in Corporate and Other increased by $32 million in the second quarter of 2018 compared to the second quarter of 2017, and Corporate and Other generated operating income of $23 million in the first six months of 2018 compared to an operating loss of $170 million in the first six months of 2017. Corporate and Other was favorably impacted by gains of $229 million and $10 million from the sales of a 55% interest of our Lending Solutions business in the first quarter of 2018 and the sale of our Australian item processing business in the second quarter of 2017, respectively. Corporate and Other activity reflects increased acquisition and related integration costs of $10 million and $18 million in the second quarter and first six months of 2018, respectively, and increased data center consolidation costs of approximately $7 million in each of the second quarter and first six months of 2018, compared to 2017.
Interest Expense
Interest expense increased $1 million, or 2%, and $4 million, or 5%, in the second quarter and first six months of 2018, respectively, compared to the prior year periods, primarily due to higher variable interest rates in 2018.
Non-Operating Income
Non-operating income of $3 million in 2018 primarily represents the fulfillment of our stand-ready obligations to perform over the term of the Lending Joint Ventures debt guarantees and the associated release from risk, while the non-operating income of $2 million in 2017 was primarily attributable to an unrealized gain on a foreign currency hedge related to our Monitise acquisition.
Income Tax Provision
Income tax provision as a percentage of income before income from investments in unconsolidated affiliates was 23.0% and 32.8% in the second quarter of 2018 and 2017, respectively, and was 24.2% and 32.2% in the first six months of 2018 and 2017, respectively. The lower rates in 2018 were primarily attributable to federal tax reform which reduced the U.S. federal corporate tax rate from 35 percent to 21 percent beginning in 2018. The rates include $77 million of income tax expense associated with the $229 million gain on the sale of a 55% interest of our Lending Solutions business in the first quarter of 2018 and $9 million of income tax expense associated with our share of the gain on the sale of a business in the first quarter of 2017 at StoneRiver Group, L.P. (“StoneRiver”), an unconsolidated affiliate.
Income from Investments in Unconsolidated Affiliates
Our share of net income from the Lending Joint Ventures and StoneRiver is reported as income from investments in unconsolidated affiliates and the related tax expense is reported within the income tax provision in the consolidated statements of income. Income from investments in unconsolidated affiliates was $7 million in both the second quarter and first six months of 2018 and was primarily comprised of our share of operational earnings from the Lending Joint Ventures. Our share of StoneRiver’s net income was $26 million in the first six months of 2017 and was attributable to the net gain on the sale of a business at StoneRiver in the first quarter.
Net Income Per Share – Diluted
Net income per share-diluted was $0.60 and $0.51 in the second quarter of 2018 and 2017, respectively, and was $1.61 and $1.08 in the first six months of 2018 and 2017, respectively. Net income per share-diluted was favorably impacted in the first six months of 2018 by a gain of $0.36 per share on the sale of a 55% interest of our Lending Solutions business. Net income per share-diluted was favorably impacted in the first six months of 2017 by $0.04 per share due to our share of the net gain on the sale of a business at StoneRiver. Amortization of acquisition-related intangible assets reduced net income per share-diluted by $0.08 and $0.06 per share in the second quarter of 2018 and 2017, respectively, and by $0.15 and $0.12 per share in the first six months of 2018 and 2017, respectively.

Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $348 million and available borrowings under our revolving credit facility of $1.0 billion at June 30, 2018. The following table summarizes our operating cash flow and capital expenditure amounts for the six months ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2018	2017	$	%
Net income	$674	$468	$206
Depreciation and amortization	270	219	51
Share-based compensation	36	33	3
Deferred income taxes	80	—	80
Gain on sale of businesses	(229)	(10)	(219)
Income from investments in unconsolidated affiliates	(7)	(26)	19
Dividends from unconsolidated affiliates	1	31	(30)
Non-cash impairment charges	1	10	(9)
Net changes in working capital and other	(213)	(34)	(179)
Operating cash flow	$613	$691	$(78)	(11)%
Capital expenditures	$169	$136	$33	24%
Our net cash provided by operating activities, or operating cash flow, was $613 million in the first six months of 2018, a decrease of 11% compared with $691 million in the first six months of 2017. This decrease was attributable to a $70 million impact of accounts receivable timing, other working capital fluctuations, and $30 million of lower cash dividends received from StoneRiver, partially offset by improved operating results. The dividends received in 2018 and 2017 represented returns on our investment and are reported in cash flows from operating activities.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases and acquisitions, and to repay debt rather than to pay dividends. Our capital expenditures were approximately 6% and 5% of our total revenue in the first six months of 2018 and 2017, respectively.
Share Repurchases
We purchased $789 million and $684 million of our common stock during the first six months of 2018 and 2017, respectively. As of June 30, 2018, we had approximately 10.4 million shares remaining under our current share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
During the first six months of 2018, we sold a 55% interest of our Lending Solutions business, retaining 45% ownership interests in the joint ventures. We received gross sale proceeds of $419 million from the transactions. In addition, we completed the sale of the retail voucher business acquired in our 2017 acquisition of Monitise for proceeds of £37 million ($50 million).
During the first six months of 2017, we acquired Online Banking Solutions, Inc. for a purchase price of $78 million, net of cash acquired, with earn-out provisions of up to $20 million. We funded the acquisition by utilizing a combination of available cash and existing availability under our revolving credit facility. In addition, we sold our Australian item processing business in May 2017 for approximately $17 million, consisting of $19 million in cash received at closing less a closing adjustment of $2 million finalized in the fourth quarter of 2017.

Indebtedness

(In millions)	June 30, 2018	December 31, 2017
Revolving credit facility	$974	$1,068
Term loan	540	540
2.7% senior notes due 2020	847	846
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	398
3.5% senior notes due 2022	696	696
3.85% senior notes due 2025	894	894
Other borrowings	7	9
Total debt (including current maturities)	$4,806	$4,900
At June 30, 2018, our debt consisted primarily of $3.3 billion of senior notes, $974 million of revolving credit facility borrowings and $540 million of term loan borrowings. Interest on our senior notes is paid semi-annually. During the first six months of 2018, we were in compliance with all financial debt covenants.
Variable Rate Debt
We maintain a $2.0 billion revolving credit agreement and a term loan with a syndicate of banks. Both the outstanding borrowings under the revolving credit facility and the term loan bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate was 3.08% on the revolving credit facility borrowings and 3.34% on the term loan borrowings at June 30, 2018. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which matures in April 2020. The outstanding principal balance on the term loan of $540 million is due at maturity in October 2018. At June 30, 2018 and December 31, 2017, the term loan was classified in the consolidated balance sheets as long-term as we have the intent to refinance this debt on a long-term basis and the ability to do so under our revolving credit facility. The revolving credit facility and the term loan contain various, substantially similar restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments during the period of four fiscal quarters then ended, and (ii) maintain consolidated net earnings before interest, taxes, depreciation and amortization and certain other adjustments of at least three times consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
Debt Guarantees
In connection with the sale of a 55% interest of our Lending Solutions business in March 2018, we have guaranteed underlying debt of the Lending Joint Ventures and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. This debt is comprised of variable-rate term loan facilities for an aggregate amount of $350 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $35 million with a syndicate of banks. These debt facilities mature in March 2023, and there are no outstanding borrowings on the revolving credit facilities as of June 30, 2018. We have not made any payments under the guarantees, nor have we been called upon to do so.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 and have not materially changed since December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2018	1,811,000	$71.18	1,811,000	14,013,000
May 1-31, 2018	1,887,000	71.58	1,887,000	12,126,000
June 1-30, 2018	1,680,000	75.21	1,680,000	10,446,000
Total	5,378,000		5,378,000
_________________________

(1)	On November 16, 2016, our board of directors authorized the purchase of up to 30.0 million shares of our common stock. This authorization does not expire.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Non-Employee Director Compensation Schedule (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Fiserv, Inc. filed May 24, 2018)

31.1	Certification of the Chief Executive Officer, dated August 1, 2018

31.2	Certification of the Chief Financial Officer, dated August 1, 2018

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated August 1, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iv) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2018, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	August 1, 2018	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	August 1, 2018	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer