Form 10-Q
period 2018-09-30
FISERV INC
filed 2018-11-01
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2018, there were 398,470,777 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Processing and services	$1,223	$1,199	$3,668	$3,563
Product	189	201	604	617
Total revenue	1,412	1,400	4,272	4,180
Expenses:
Cost of processing and services	568	572	1,696	1,715
Cost of product	181	174	551	531
Selling, general and administrative	305	284	930	837
(Gain) loss on sale of businesses	2	—	(227)	(10)
Total expenses	1,056	1,030	2,950	3,073
Operating income	356	370	1,322	1,107
Interest expense	(47)	(45)	(137)	(131)
Loss on early debt extinguishment	(8)	—	(8)	—
Non-operating income	3	—	6	2
Income before income taxes and income from investments in unconsolidated affiliates	304	325	1,183	978
Income tax provision	(78)	(98)	(290)	(309)
Income from investments in unconsolidated affiliates	1	5	8	31
Net income	$227	$232	$901	$700

Net income per share – basic	$0.56	$0.55	$2.21	$1.65
Net income per share – diluted	$0.55	$0.54	$2.16	$1.62

Shares used in computing net income per share:
Basic	403.8	420.2	408.4	424.3
Diluted	412.0	429.1	416.6	433.4
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$227	$232	$901	$700
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax (benefit) provision of ($2 million), ($1 million), ($4 million) and $1 million	(6)	(1)	(11)	2
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $1 million	—	—	(3)	—
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $0, $1 million, $1 million and $3 million	1	2	3	5
Foreign currency translation	(8)	3	(14)	14
Total other comprehensive (loss) income	(13)	4	(25)	21
Comprehensive income	$214	$236	$876	$721
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$673	$325
Trade accounts receivable, net	949	997
Prepaid expenses and other current assets	716	603
Assets held for sale	—	50
Total current assets	2,338	1,975
Property and equipment, net	385	390
Intangible assets, net	1,802	1,882
Goodwill	5,450	5,590
Contract costs, net	410	84
Other long-term assets	363	368
Total assets	$10,748	$10,289
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,551	$1,359
Current maturities of long-term debt	452	3
Contract liabilities	317	576
Total current liabilities	2,320	1,938
Long-term debt	4,823	4,897
Deferred income taxes	715	552
Long-term contract liabilities	75	54
Other long-term liabilities	154	117
Total liabilities	8,087	7,558
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800.0 million shares authorized; 791.4 million shares issued	8	8
Additional paid-in capital	1,045	1,031
Accumulated other comprehensive loss	(79)	(54)
Retained earnings	11,349	10,240
Treasury stock, at cost, 390.4 million and 376.3 million shares	(9,662)	(8,494)
Total shareholders’ equity	2,661	2,731
Total liabilities and shareholders’ equity	$10,748	$10,289
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statement of Shareholders’ Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Amount				Shares	Amount

Balance at December 31, 2017	791	$8	$1,031	$(54)	$10,240	376	$(8,494)
Net income					901
Other comprehensive loss				(25)
Share-based compensation			54
Shares issued under stock plans			(40)			(3)	58
Purchases of treasury stock						17	(1,226)
Cumulative-effect adjustment of ASU 2014-09 adoption					208
Cumulative-effect adjustment of ASU 2017-12 adoption				3	(3)
Cumulative-effect adjustment of ASU 2018-02 adoption				(3)	3
Balance at September 30, 2018	791	$8	$1,045	$(79)	$11,349	390	$(9,662)
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$901	$700
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	286	213
Amortization of acquisition-related intangible assets	120	117
Share-based compensation	54	48
Deferred income taxes	105	20
Gain on sale of businesses	(227)	(10)
Loss on early debt extinguishment	8	—
Income from investments in unconsolidated affiliates	(8)	(31)
Dividends from unconsolidated affiliates	1	44
Non-cash impairment charges	3	17
Other operating activities	—	(4)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(29)	23
Prepaid expenses and other assets	(63)	(48)
Contract costs	(107)	(20)
Accounts payable and other liabilities	48	(9)
Contract liabilities	(111)	(45)
Net cash provided by operating activities from continuing operations	981	1,015
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(263)	(208)
Proceeds from sale of businesses	419	19
Payments for acquisitions of businesses, net of cash acquired	—	(383)
Purchases of investments	—	(10)
Other investing activities	(13)	7
Net cash provided by (used in) investing activities from continuing operations	143	(575)
Cash flows from financing activities:
Debt proceeds	3,627	1,946
Debt repayments, including redemption and other costs	(3,256)	(1,410)
Proceeds from issuance of treasury stock	60	65
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,254)	(1,016)
Other financing activities	4	—
Net cash used in financing activities from continuing operations	(819)	(415)
Net change in cash and cash equivalents from continuing operations	305	25
Net change in cash and cash equivalents from discontinued operations	43	—
Cash and cash equivalents, beginning balance	325	300
Cash and cash equivalents, ending balance	$673	$325
Discontinued operations cash flow information:
Net cash used in operating activities	$(7)	$—
Net cash provided by investing activities	50	—
Net change in cash and cash equivalents from discontinued operations	$43	$—
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three-month and nine-month periods ended September 30, 2018 and 2017 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and its related amendments using the modified retrospective transition approach applied to all contracts. Prior period amounts have not been restated; however, certain prior period amounts have been reclassified to conform to current period presentation. Additional information about the Company’s revenue recognition policies and the related impact of the adoption is included in Notes 2 and 3 to the consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements under Accounting Standards Codification (“ASC”) 350 for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Company is currently assessing the impact that the adoption of ASU 2018-15 will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes, modifies, and adds certain disclosure requirements of ASC Topic 820, Fair Value Measurement. ASU 2018-13 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, with the additional disclosures required to be applied prospectively and the modified and removed disclosures required to be applied retrospectively to all periods presented. Entities are permitted to early adopt the removed or modified disclosures and delay the adoption of the additional disclosures until the effective date. The Company is currently assessing the impact that the adoption of ASU 2018-13 will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The recognized liability is measured at the present value of lease payments not yet paid, and the corresponding asset represents the lessee’s right to use the underlying asset over the lease term and is based on the liability, subject to certain adjustments. For income statement purposes, the standard retains the dual model with leases classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard prescribes a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements (“ASU 2018-11”), which provides an additional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For public entities, ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted.
The Company continues to review the requirements of the new lease standard, including the activity of the FASB as it relates to interpretive guidance and additional practical expedients. The Company has formed a cross-functional project team which is currently in the process of evaluating its existing lease arrangements and assessing potential impacts of adopting the new lease standard on its consolidated financial statements, related disclosures, accounting policies, process and system changes, and controls. The Company has completed the planning and design phases of the project, including the selection of a lease accounting software solution to comply with the new standard, and has engaged an implementation partner to assist with the adoption.
While the Company continues to evaluate other practical expedients available under the guidance, it expects to elect the package of practical expedients permitted under the transition guidance within ASU 2016-02 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and, therefore, does not anticipate a material impact on its consolidated statements of income. While the Company is continuing to assess the effects of adoption, it currently believes the most significant changes relate to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets for real and personal property operating leases, as well as the impact of new disclosure requirements. The Company plans to adopt ASU 2016-02 on January 1, 2019 and anticipates using the optional transition method in ASU 2018-11. Under this method, the Company would not adjust its comparative period financial statements for the effects of the new standard or make the new required lease disclosures for periods prior to the effective date.
3. Revenue Recognition
Revenue Recognition During the Three and Nine Months Ended September 30, 2018
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”) effective January 1, 2018 using the modified retrospective transition approach applied to all contracts. Therefore, the reported results for the three and nine months ended September 30, 2018 reflect the application of ASC 606 while the reported results for the three and nine months ended September 30, 2017 were not adjusted and continue to be reported under the accounting guidance, ASC 605, Revenue Recognition (“ASC 605”), in effect for the prior periods. The cumulative impact of adopting ASC 606 was an increase in the opening balance of retained earnings of $208 million, primarily related to the deferral of incremental sales commissions incurred in obtaining contracts in prior periods.

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
Nature of Goods and Services
The Company’s operations are comprised of the Payments and Industry Products (“Payments”) segment and the Financial Institution Services (“Financial”) segment. Additional information regarding the Company’s business segments is included in Note 16. The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
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
Revenue Recognition During the Three and Nine Months Ended September 30, 2017
The Company generates revenue from the delivery of processing, service and product solutions. Revenue is recognized when written contracts are signed, delivery has occurred, the fees are fixed or determinable, and collectability is reasonably assured.
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

(In millions)	Reportable Segments
Three Months Ended September 30, 2018	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$363	$—	$—	$363
Card and Related Services	401	—	—	401
Other	80	—	—	80
Total Payments	844	—	—	844
Account and Item Processing	—	516	—	516
Other	—	58	—	58
Total Financial	—	574	—	574
Corporate and Other	—	—	(6)	(6)
Total Revenue	$844	$574	$(6)	$1,412

(In millions)	Reportable Segments
Nine Months Ended September 30, 2018	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$1,071	$—	$—	$1,071
Card and Related Services	1,215	—	—	1,215
Other	237	—	—	237
Total Payments	2,523	—	—	2,523
Account and Item Processing	—	1,552	—	1,552
Lending Solutions	—	56	—	56
Other	—	172	—	172
Total Financial	—	1,780	—	1,780
Corporate and Other	—	—	(31)	(31)
Total Revenue	$2,523	$1,780	$(31)	$4,272

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

(In millions)	September 30, 2018	January 1, 2018
Contract assets	$166	$158
Contract liabilities	392	520
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
During the nine months ended September 30, 2018, contract liabilities decreased primarily due to the recognition of deferred maintenance revenue. The higher contract liability balance at January 1, 2018 was primarily attributable to an increased level of annual maintenance billings in the fourth quarter of 2017 as compared to the first nine months of 2018. The Company recognized $395 million of revenue during the nine months ended September 30, 2018 that was included in the contract liability balance at the beginning of the period, which exceeded advance cash receipts for services yet to be provided.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

(In millions)	Remainder of:
September 30, 2018	2018	2019	2020	2021	Thereafter
Processing and services	$255	$950	$728	$571	$798
Product	10	35	28	17	20
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
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist primarily of sales commissions incurred only if a contract is obtained, and customer conversion or implementation related costs. Capitalized sales commissions and conversion or implementation costs totaled $310 million and $100 million, respectively, at September 30, 2018.
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are primarily included in selling, general and administrative expenses and totaled $23 million and $73 million during the three and nine months ended September 30, 2018, respectively. There was no impairment loss recognized during the three and nine months ended September 30, 2018 related to capitalized contract costs.

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
Impacts on Financial Statements
The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2018.

Consolidated Statements of Income

(In millions, unaudited)	Impact of changes in accounting policies
Three Months Ended September 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Revenue:
Processing and services	$1,223	$(6)	$1,217
Product	189	—	189
Total revenue	1,412	(6)	1,406
Expenses:
Cost of processing and services	568	1	569
Cost of product	181	(1)	180
Selling, general and administrative	305	6	311
Loss on sale of business	2	—	2
Total expenses	1,056	6	1,062
Operating income	356	(12)	344
Interest expense	(47)	—	(47)
Loss on early debt extinguishment	(8)	—	(8)
Non-operating income	3	(1)	2
Income before income taxes and income from investments in unconsolidated affiliates	304	(13)	291
Income tax provision	(78)	3	(75)
Income from investments in unconsolidated affiliates	1	—	1
Net income	$227	$(10)	$217

Net income per share – basic	$0.56	$(0.02)	$0.54
Net income per share – diluted	$0.55	$(0.02)	$0.53

Shares used in computing net income per share:
Basic	403.8	—	403.8
Diluted	412.0	—	412.0

(In millions, unaudited)	Impact of changes in accounting policies
Nine Months Ended September 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Revenue:
Processing and services	$3,668	$(35)	$3,633
Product	604	(23)	581
Total revenue	4,272	(58)	4,214
Expenses:
Cost of processing and services	1,696	3	1,699
Cost of product	551	(1)	550
Selling, general and administrative	930	5	935
Gain on sale of business	(227)	(3)	(230)
Total expenses	2,950	4	2,954
Operating income	1,322	(62)	1,260
Interest expense	(137)	—	(137)
Loss on early debt extinguishment	(8)	—	(8)
Non-operating income	6	(1)	5
Income before income taxes and income from investments in unconsolidated affiliates	1,183	(63)	1,120
Income tax provision	(290)	14	(276)
Income from investments in unconsolidated affiliates	8	—	8
Net income	$901	$(49)	$852

Net income per share – basic	$2.21	$(0.12)	$2.09
Net income per share – diluted	$2.16	$(0.11)	$2.05

Shares used in computing net income per share:
Basic	408.4	—	408.4
Diluted	416.6	—	416.6

Consolidated Statements of Comprehensive Income

(In millions, unaudited)	Impact of changes in accounting policies
Three Months Ended September 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Net income	$227	$(10)	$217
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit of $2 million	(6)	—	(6)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $0	1	—	1
Foreign currency translation	(8)	—	(8)
Total other comprehensive loss	(13)	—	(13)
Comprehensive income	$214	$(10)	$204

(In millions, unaudited)	Impact of changes in accounting policies
Nine Months Ended September 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Net income	$901	$(49)	$852
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit of $4 million	(11)	—	(11)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $1 million	(3)	—	(3)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $1 million	3	—	3
Foreign currency translation	(14)	—	(14)
Total other comprehensive loss	(25)	—	(25)
Comprehensive income	$876	$(49)	$827

Consolidated Balance Sheet

(In millions, unaudited)	Impact of changes in accounting policies
September 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Assets
Cash and cash equivalents	$673	$—	$673
Trade accounts receivable, net	949	(20)	929
Prepaid expenses and other current assets	716	26	742
Total current assets	2,338	6	2,344
Property and equipment, net	385	—	385
Intangible assets, net	1,802	—	1,802
Goodwill	5,450	—	5,450
Contract costs, net	410	(327)	83
Other long-term assets	363	98	461
Total assets	$10,748	$(223)	$10,525
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,551	$(9)	$1,542
Current maturities of long-term debt	452	—	452
Contract liabilities	317	95	412
Total current liabilities	2,320	86	2,406
Long-term debt	4,823	—	4,823
Deferred income taxes	715	(74)	641
Long-term contract liabilities	75	21	96
Other long-term liabilities	154	—	154
Total liabilities	8,087	33	8,120
Total shareholders’ equity	2,661	(256)	2,405
Total liabilities and shareholders’ equity	$10,748	$(223)	$10,525

Consolidated Statement of Cash Flows

(In millions, unaudited)	Impact of changes in accounting policies
Nine Months Ended September 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Cash flows from operating activities:
Net income	$901	$(49)	$852
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	286	(54)	232
Amortization of acquisition-related intangible assets	120	—	120
Share-based compensation	54	—	54
Deferred income taxes	105	(14)	91
Gain on sale of business	(227)	(3)	(230)
Loss on early debt extinguishment	8	—	8
Income from investments in unconsolidated affiliates	(8)	—	(8)
Dividends from unconsolidated affiliates	1	—	1
Non-cash impairment charges	3	—	3
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(29)	41	12
Prepaid expenses and other assets	(63)	(1)	(64)
Contract costs	(107)	67	(40)
Accounts payable and other liabilities	48	(4)	44
Contract liabilities	(111)	17	(94)
Net cash provided by operating activities from continuing operations	981	—	981
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(263)	—	(263)
Proceeds from sale of businesses	419	—	419
Other investing activities	(13)	—	(13)
Net cash provided by investing activities from continuing operations	143	—	143
Cash flows from financing activities:
Debt proceeds	3,627	—	3,627
Debt repayments, including redemption and other costs	(3,256)	—	(3,256)
Proceeds from issuance of treasury stock	60	—	60
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,254)	—	(1,254)
Other financing activities	4	—	4
Net cash used in financing activities from continuing operations	(819)	—	(819)
Net change in cash and cash equivalents from continuing operations	305	—	305
Net change in cash and cash equivalents from discontinued operations	43	—	43
Cash and cash equivalents, beginning balance	325	—	325
Cash and cash equivalents, ending balance	$673	$—	$673
Discontinued operations cash flow information:
Net cash used in operating activities	$(7)	$—	$(7)
Net cash provided by investing activities	50	—	50
Net change in cash and cash equivalents from discontinued operations	$43	$—	$43

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
The results of operations for these acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition. This includes revenue of $21 million and $12 million in the three months ended September 30, 2018 and 2017, respectively, and $63 million and $16 million in the nine months ended September 30, 2018 and 2017, respectively, and impacts to operating income in each period of less than $6 million excluding acquired intangible asset amortization. Pro forma information for the Company’s acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
On October 31, 2018, the Company acquired the debit card processing, ATM Managed Services, and Money Pass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp, for approximately $690 million, subject to post-closing adjustments.
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
5. Discontinued Operations
On January 10, 2018, the Company completed the sale of the retail voucher business, MyVoucherCodes, acquired as part of its acquisition of Monitise in September 2017 for proceeds of £37 million ($50 million). The corresponding assets of $50 million, consisting primarily of goodwill, were presented as held for sale in the Company’s consolidated balance sheet at December 31, 2017, and the corresponding proceeds received during the nine months ended September 30, 2018 are presented within discontinued operations since the business was never considered part of the Company’s ongoing operations. There was no impact to operating income or gain/loss recognized on the sale in the nine months ended September 30, 2018.
Cash flows from discontinued operations in 2018 also included tax payments of $7 million related to income recognized in 2017 from a prior disposition.

6. Investments in Unconsolidated Affiliates
Lending Joint Ventures
On March 29, 2018, the Company completed the sale of a 55% controlling interest of each of Fiserv Automotive Solutions, LLC and Fiserv LS LLC, which were subsidiaries of the Company that owned its Lending Solutions business (collectively, the “Lending Joint Ventures”), to funds affiliated with Warburg Pincus LLC. The Lending Joint Ventures, which were reported within the Financial segment, included all of the Company’s automotive loan origination and servicing products, as well as its LoanServTM mortgage and consumer loan servicing platform. The Company received gross sale proceeds of $419 million from the transactions. The Company recognized a pre-tax gain on the sale of $227 million, with the related tax expense of $77 million recorded through the income tax provision, in the consolidated statements of income. The pre-tax gain includes $124 million related to the remeasurement of the Company’s 45% retained interests based upon the estimated enterprise value of the Lending Joint Ventures. Contingent consideration of up to $20 million under defined special distribution provisions within the transaction agreements is being accounted for by the Company as a gain contingency and will therefore be recognized in future periods to the extent the contingency is resolved and thereby realized. The Company’s remaining 45% ownership interests in the Lending Joint Ventures are accounted for as equity method investments, with the Company’s share of net income reported as income from investments in unconsolidated affiliates and the related tax expense reported within the income tax provision in the consolidated statements of income. The Company’s investment in the Lending Joint Ventures was $65 million at September 30, 2018 and is reported within other long-term assets in the consolidated balance sheet. The revenues and expenses of the Lending Joint Ventures after the sale transactions are not included in the Company’s consolidated statements of income. The Company’s consolidated financial statements for all periods prior to the sale transactions include the revenues, expenses and cash flows of the Lending Joint Ventures.
Prior to the sale transactions described above, the Lending Joint Ventures entered into variable-rate term loan facilities for an aggregate amount of $350 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $35 million with a syndicate of banks, which transferred to the Lending Joint Ventures as part of the sale. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. These debt facilities mature in March 2023, and there are no outstanding borrowings on the revolving credit facilities as of September 30, 2018. The Company recorded an initial $34 million liability as a reduction to the gain on sale transactions for the estimated fair value of its obligations to stand ready to perform over the term of the guarantees, which is reported primarily within other long-term liabilities in the consolidated balance sheet. Such guarantees will be amortized in future periods over the contractual term. During the three and nine months ended September 30, 2018, the Company recognized $1 million and $3 million, respectively, within non-operating income in its consolidated statements of income related to its release from risk under the guarantees. The Company has not made any payments under the guarantees, nor has it been called upon to do so. In conjunction with the sale transactions described above, the Company also entered into certain transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to the Lending Joint Ventures. Amounts transacted through these agreements approximated $10 million and $20 million during the three and nine months ended September 30, 2018, respectively, and were primarily recognized as processing and services revenue in the consolidated statements of income.
StoneRiver Group, L.P.
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment. The Company reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate, with the related tax expense reported within the income tax provision, in the consolidated statements of income. During the three months ended March 31, 2017, StoneRiver recognized a gain on the sale of a business. The Company’s pre-tax share of the gain was $26 million, with related tax expense of $9 million. During the nine months ended September 30, 2017, the Company received cash dividends of $44 million from StoneRiver, which were funded from recent sale transactions and recorded as reductions in the Company’s investment in StoneRiver. These dividends exceeded the Company’s investment carrying amount, resulting in the reduction of its investment balance to zero, with the excess cash dividend of $5 million recorded as income, with related tax expense of $2 million, for the three and nine months ended September 30, 2017. The dividends, in their entirety, represented returns on the Company’s investment and are reported in cash flows from operating activities.

7. Share-Based Compensation
The Company recognized $18 million and $54 million of share-based compensation expense during the three and nine months ended September 30, 2018, respectively, and $15 million and $48 million of share-based compensation expense during the three and nine months ended September 30, 2017, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the nine months ended September 30, 2018 and 2017, stock options to purchase 2.2 million and 2.7 million shares, respectively, were exercised.
A summary of stock option, restricted stock unit and performance share unit grant activity is as follows:

	Nine Months Ended September 30,
	2018		2017
	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,283	$22.48	1,417	$18.73
Restricted stock units	525	70.62	603	57.65
Performance share units	165	75.39	110	56.91
8. Income Taxes
Income tax provision as a percentage of income before income from investments in unconsolidated affiliates was 25.4% and 30.1% in the three months ended September 30, 2018 and 2017, respectively, and was 24.5% and 31.5% in the nine months ended September 30, 2018 and 2017, respectively. The lower rates in 2018 were primarily attributable to the enactment of the Tax Act, which reduced the U.S federal corporate tax rate from 35 percent to 21 percent beginning in 2018, and is further described below. The rates include $77 million of income tax expense associated with the $227 million gain on the sale of a 55% interest of the Company’s Lending Solutions business in the first quarter of 2018 and $9 million of income tax expense associated with the Company’s share of the gain on the sale of a business at StoneRiver in the first quarter of 2017.
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
The Company recorded a provisional income tax benefit totaling $275 million in 2017 related to the reduction of the U.S. federal corporate tax rate and other provisions of the Tax Act. During the three months ended September 30, 2018, the Internal Revenue Service issued new guidance affecting the computation of the Company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Tax Act, the Company revised its prior estimates and recorded $19 million of tax expense related to the Tax Act during the three months ended September 30, 2018. The Company’s accounting for certain elements of the Tax Act continues to be evaluated and remains incomplete as of September 30, 2018; however, any associated impacts are not expected to be material.
9. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Weighted-average common shares outstanding used for the calculation of net income per share – basic	403.8	420.2	408.4	424.3
Common stock equivalents	8.2	8.9	8.2	9.1
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	412.0	429.1	416.6	433.4

For the three months ended September 30, 2018 and 2017, stock options for 1.2 million and 1.4 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For the nine months ended September 30, 2018 and 2017, stock options for 1.0 million and 1.5 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was $5.3 billion at September 30, 2018 and $5.0 billion at December 31, 2017. The Company’s contingent consideration liability arising from the OBS acquisition had an estimated fair value of $15 million at both September 30, 2018 and at December 31, 2017, which was based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the various earn-out criteria (level 3 of the fair value hierarchy). This estimated fair value has not changed since the acquisition date. The aggregate fair values of the Company’s debt guarantee arrangements with the Lending Joint Ventures approximate the $31 million carrying values at September 30, 2018. The contingent consideration and debt guarantee liabilities are reported primarily in other long-term liabilities in the consolidated balance sheets.
11. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2018
Customer related intangible assets	$2,292	$1,260	$1,032
Acquired software and technology	578	483	95
Trade names	117	69	48
Capitalized software development costs	783	301	482
Purchased software	262	117	145
Total	$4,032	$2,230	$1,802

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2017
Customer related intangible assets	$2,293	$1,168	$1,125
Acquired software and technology	579	460	119
Trade names	117	64	53
Capitalized software development costs	737	282	455
Purchased software	241	111	130
Total	$3,967	$2,085	$1,882
The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at September 30, 2018, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $160 million in each of 2018 and 2019, $130 million in each of 2020 and 2021, and $120 million in 2022. Amortization expense with respect to capitalized and purchased software recorded at September 30, 2018 is estimated to approximate $180 million in 2018.

12. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	September 30, 2018	December 31, 2017
Trade accounts payable	$97	$80
Client deposits	523	481
Settlement obligations	499	379
Accrued compensation and benefits	166	198
Other accrued expenses	266	221
Total	$1,551	$1,359
13. Long-Term Debt
In September 2018, the Company entered into an amended and restated revolving credit agreement that restated its existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from April 2020 to September 2023. Borrowings under the amended and restated revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus in each case a specified margin based on the Company’s long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements. The amended and restated revolving credit facility contains various restrictions and covenants that require the Company, among other things, to (1) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times the Company’s consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions, and (2) maintain EBITDA of at least three times its consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
In September 2018, the Company completed an offering of $2.0 billion of senior notes comprised of $1.0 billion aggregate principal amount of 3.8% senior notes due in October 2023 and $1.0 billion aggregate principal amount of 4.2% senior notes due in October 2028. The notes pay interest semi-annually on April 1 and October 1, commencing on April 1, 2019. The interest rate applicable to these notes is subject to an increase of up to one percent in the event that the credit rating assigned to such notes is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (1) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (2) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (3) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions.
The Company used the net proceeds from the offering described above to repay the outstanding principal balance of $540 million under its term loan and the outstanding borrowings under its amended and restated revolving credit facility totaling $1.1 billion. In addition, the Company commenced a cash tender offer in September 2018 for any and all of its outstanding $450 million aggregate principal amount of 4.625% senior notes due October 2020. Upon expiration of the tender offer on September 26, 2018, $246 million was tendered and $253 million was paid to all holders of such tendered notes in October 2018. The Company recorded a pre-tax loss on early debt extinguishment of $8 million in the third quarter of 2018 related to the tender offer. At September 30, 2018, the Company’s $450 million aggregate principal amount of 4.625% senior notes were classified in the consolidated balance sheet as short-term given the planned full redemption of such notes. In October 2018, the Company retired the remaining outstanding $204 million aggregate principal amount of 4.625% senior notes, resulting in a pre-tax loss on early debt extinguishment of $6 million.

14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2017	$(14)	$(38)	$(2)	$(54)
Net current-period other comprehensive loss	(11)	(14)	—	(25)
Cumulative-effect adjustment of ASU 2017-12 adoption from retained earnings	3	—	—	3
Cumulative-effect adjustment of ASU 2018-02 adoption to retained earnings	(3)	—	—	(3)
Balance at September 30, 2018	$(25)	$(52)	$(2)	$(79)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2016	$(24)	$(50)	$(2)	$(76)
Other comprehensive income before reclassifications	2	14	—	16
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5
Net current-period other comprehensive income	7	14	—	21
Balance at September 30, 2017	$(17)	$(36)	$(2)	$(55)
Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2018, the Company estimates that it will recognize approximately $6 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
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
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of September 30, 2018, the notional amount of these derivatives was $167 million, and the fair value totaling $11 million is reported in accounts payable and accrued expenses in the consolidated balance sheet. As of December 31, 2017, the notional amount of these derivatives was $150 million, and the fair value totaling $8 million is reported in prepaid expenses and other current assets in the consolidated balance sheet. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2018, the Company estimates that it will recognize losses of approximately $8 million in cost of processing and services during the next twelve months as foreign currency forward exchange contracts settle.
15. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Nine Months Ended September 30,
(In millions)	2018	2017
Interest paid	$98	$88
Income taxes paid	203	315
Treasury stock purchases settled after the balance sheet date	20	18

16. Business Segment Information
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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended September 30, 2018
Processing and services revenue	$674	$535	$14	$1,223
Product revenue	170	39	(20)	189
Total revenue	$844	$574	$(6)	$1,412
Operating income	$267	$187	$(98)	$356
Three Months Ended September 30, 2017
Processing and services revenue	$621	$576	$2	$1,199
Product revenue	175	43	(17)	201
Total revenue	$796	$619	$(15)	$1,400
Operating income	$253	$204	$(87)	$370
Nine Months Ended September 30, 2018
Processing and services revenue	$1,992	$1,646	$30	$3,668
Product revenue	531	134	(61)	604
Total revenue	$2,523	$1,780	$(31)	$4,272
Operating income	$807	$590	$(75)	$1,322
Nine Months Ended September 30, 2017
Processing and services revenue	$1,818	$1,738	$7	$3,563
Product revenue	551	124	(58)	617
Total revenue	$2,369	$1,862	$(51)	$4,180
Operating income	$750	$614	$(257)	$1,107
Goodwill in the Payments segment was $3.8 billion as of both September 30, 2018 and December 31, 2017. Goodwill in the Financial segment was $1.7 billion and $1.8 billion as of September 30, 2018 and December 31, 2017, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: pricing and other actions by competitors; the capacity of our technology to keep pace with a rapidly evolving marketplace; the impact of a security breach or operational failure on our business; the effect of legislative and regulatory actions in the United States and internationally; our ability to comply with government regulations; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same, including with respect to the acquisition of the third-party debit processing solutions of Elan Financial Services; the impact of our strategic initiatives; the impact of market and economic conditions on the financial services industry; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2018 to the comparable periods in 2017.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of September 30, 2018.
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
On October 31, 2018, we acquired the debit card processing, ATM Managed Services, and Money Pass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp, for approximately $690 million, subject to post-closing adjustments.
In March 2018, we sold a 55% interest of our Lending Solutions business, which was reported within the Financial segment, retaining 45% ownership interests in the joint ventures (the “Lending Joint Ventures”). In conjunction with this transaction, we entered into certain transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to the Lending Joint Ventures. We received gross sale proceeds of $419 million from the transactions. In addition, in January 2018, we completed the sale of the retail voucher business acquired in our 2017 acquisition of Monitise for proceeds of £37 million ($50 million), and in May 2017, we sold our Australian item processing business, which was reported within the Financial segment, for approximately $17 million.
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

	Three Months Ended September 30,
	2018	2017	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2018	2017	$	%
Revenue:
Processing and services	$1,223	$1,199	86.6%	85.6%	$24	2%
Product	189	201	13.4%	14.4%	(12)	(6)%
Total revenue	1,412	1,400	100.0%	100.0%	12	1%
Expenses:
Cost of processing and services	568	572	46.4%	47.7%	(4)	(1)%
Cost of product	181	174	95.8%	86.6%	7	4%
Sub-total	749	746	53.0%	53.3%	3	—
Selling, general and administrative	305	284	21.6%	20.3%	21	7%
Loss on sale of business	2	—	0.1%	—	2	n/m
Total expenses	1,056	1,030	74.8%	73.5%	26	3%
Operating income	356	370	25.2%	26.5%	(14)	(4)%
Interest expense	(47)	(45)	(3.3)%	(3.2)%	2	4%
Loss on early debt extinguishment	(8)	—	(0.6)%	—	8	n/m
Non-operating income	3	—	0.2%	—	3	n/m
Income before income taxes and income from investments in unconsolidated affiliates	$304	$325	21.5%	23.2%	$(21)	(6)%

	Nine Months Ended September 30,
	2018	2017	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2018	2017	$	%
Revenue:
Processing and services	$3,668	$3,563	85.9%	85.2%	$105	3%
Product	604	617	14.1%	14.8%	(13)	(2)%
Total revenue	4,272	4,180	100.0%	100.0%	92	2%
Expenses:
Cost of processing and services	1,696	1,715	46.2%	48.1%	(19)	(1)%
Cost of product	551	531	91.2%	86.1%	20	4%
Sub-total	2,247	2,246	52.6%	53.7%	1	—
Selling, general and administrative	930	837	21.8%	20.0%	93	11%
Gain on sale of businesses	(227)	(10)	(5.3)%	(0.2)%	217	n/m
Total expenses	2,950	3,073	69.0%	73.5%	(123)	(4)%
Operating income	1,322	1,107	31.0%	26.5%	215	19%
Interest expense	(137)	(131)	(3.2)%	(3.1)%	6	5%
Loss on early debt extinguishment	(8)	—	(0.2)%	—	8	n/m
Non-operating income	6	2	0.1%	—	4	n/m
Income before income taxes and income from investments in unconsolidated affiliates	$1,183	$978	27.7%	23.4%	$205	21%

_____________________

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended September 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2018	$844		$574		$(6)	$1,412
2017	796		619		(15)	1,400
Revenue growth	$48		$(45)		$9	$12
Revenue growth percentage	6%		(7)%			1%
Operating income:
2018	$267		$187		$(98)	$356
2017	253		204		(87)	370
Operating income growth	$14		$(17)		$(11)	$(14)
Operating income growth percentage	6%		(8)%			(4)%
Operating margin:
2018	31.5%		32.7%			25.2%
2017	31.7%		33.1%			26.5%
Operating margin growth (1)	(20)	bps	(40)	bps		(130)	bps

	Nine Months Ended September 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2018	$2,523		$1,780		$(31)	$4,272
2017	2,369		1,862		(51)	4,180
Revenue growth	$154		$(82)		$20	$92
Revenue growth percentage	7%		(4)%			2%
Operating income:
2018	$807		$590		$(75)	$1,322
2017	750		614		(257)	1,107
Operating income growth	$57		$(24)		$182	$215
Operating income growth percentage	8%		(4)%			19%
Operating margin:
2018	32.0%		33.2%			31.0%
2017	31.6%		33.0%			26.5%
Operating margin growth (1)	40	bps	20	bps		450	bps

______________________

(1)	Represents the basis point growth or decline in operating margin.
Total Revenue
Total revenue increased $12 million, or 1%, in the third quarter of 2018 and increased $92 million, or 2%, in the first nine months of 2018 compared to the prior year periods.
Revenue in our Payments segment increased $48 million, or 6%, during the third quarter of 2018 and $154 million, or 7%, during the first nine months of 2018 compared to 2017. Revenue growth at our card services and biller solutions businesses contributed approximately 3% and 1%, respectively, to the Payments segment growth in both the third quarter and first nine months of 2018 largely due to increased transaction volumes. In addition, revenue from businesses acquired in 2017 contributed 1% and 2% to Payments segment revenue growth in the third quarter and first nine months of 2018, respectively.
Revenue in our Financial segment decreased $45 million, or 7%, and $82 million, or 4%, during the third quarter and first nine months of 2018, respectively, compared to 2017. The Financial segment revenue decline was attributable to dispositions, which reduced Financial segment revenue growth by 11% and 8% in the third quarter and first nine months of 2018, respectively, compared to 2017. Partially offsetting this decline, our account processing businesses contributed 3% to the Financial segment revenue growth in both the third quarter and first nine months of 2018.
Revenue at Corporate and Other increased $9 million and $20 million during the third quarter and first nine months of 2018, respectively, compared to 2017, primarily due to transition services revenue from the Lending Joint Ventures.
Total Expenses
Total expenses increased $26 million, or 3%, and decreased $123 million, or 4%, in the third quarter and first nine months of 2018, respectively, compared to the prior year periods. Total expenses as a percentage of total revenue increased to 74.8% in the third quarter of 2018 and decreased to 69.0% in the first nine months of 2018, compared to the prior year periods. Total expenses and total expenses as a percentage of total revenue in the first nine months of 2018 were reduced by the $227 million gain on sale of a 55% interest of our Lending Solutions business.
Cost of processing and services as a percentage of processing and services revenue decreased to 46.4% in the third quarter of 2018 compared to 47.7% in the third quarter of 2017 and decreased to 46.2% in the first nine months of 2018 compared to 48.1% in the first nine months of 2017. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by scalable revenue growth in our Payments segment by approximately 80 basis points and 100 basis points in the third quarter and first nine months of 2018, respectively. In addition, our account processing businesses contributed approximately 100 basis points and 80 basis points to the improvement in cost of processing and services as a percentage of processing and services revenue in the third quarter and first nine months of 2018, respectively, driven by product mix and expense management. Cost of processing and services as a percentage of processing and services revenue was negatively impacted by approximately 70 basis points and 20 basis points in the third quarter and first nine months of 2018, respectively, as a result of client-focused incremental investments.
Cost of product as a percentage of product revenue increased to 95.8% in the third quarter of 2018 compared to 86.6% in the third quarter of 2017 and increased to 91.2% in the first nine months of 2018 compared to 86.1% in the first nine months of 2017. Cost of product as a percentage of product revenue in each period of 2018 was primarily impacted by additional expenses associated with product development. In addition, cost of product as a percentage of product revenue in the third quarter of 2018 was negatively impacted by approximately 400 basis points due to a decrease in higher-margin software license revenue.
Selling, general and administrative expenses as a percentage of total revenue increased to 21.6% in the third quarter of 2018 compared to 20.3% in the third quarter of 2017 and increased to 21.8% in the first nine months of 2018 compared to 20.0% in the first nine months of 2017. Increased costs associated with acquisitions negatively impacted selling, general and administrative expenses as a percentage of total revenue by approximately 20 basis points and 70 basis points in the third quarter and first nine months of 2018, respectively. The disposition of a 55% interest of our Lending Solutions business increased selling, general and administrative expenses as a percentage of total revenue in each of the 2018 periods compared to 2017 by approximately 60 basis points.
The gain on sale of businesses of $227 million in 2018 and $10 million in 2017 was driven by the sales of a 55% interest of our Lending Solutions business and our Australian item processing business, respectively.
Operating Income and Operating Margin
Total operating income decreased $14 million, or 4%, and increased $215 million, or 19%, in the third quarter and first nine months of 2018, respectively, compared to the prior year periods. Total operating margin decreased to 25.2% in the third quarter of 2018 and increased to 31.0% in the first nine months of 2018 compared to the prior year periods.
Operating income in our Payments segment increased $14 million, or 6%, in the third quarter and $57 million, or 8%, in the first nine months of 2018 compared to 2017. Operating margin decreased 20 basis points to 31.5% in the third quarter of 2018 and increased 40 basis points to 32.0% in the first nine months of 2018 compared to 2017. Scalable revenue growth positively impacted Payments segment operating margin in each period of 2018 by approximately 130 basis points. Payments segment operating margin was negatively impacted in the third quarter and first nine months of 2018 by 30 basis points and 80 basis points, respectively, from the 2017 Payments segment acquisitions and by approximately 80 basis points and 30 basis points, respectively, from client-focused incremental investments.
Operating income in our Financial segment decreased $17 million, or 8%, and $24 million, or 4%, in the third quarter and first nine months of 2018, respectively, compared to 2017, as a result of dispositions. Operating margin decreased 40 basis points to 32.7% in the third quarter of 2018 and increased 20 basis points to 33.2% in the first nine months of 2018 compared to 2017. Financial segment operating margin in each period of 2018 was reduced by approximately 150 basis points due to the disposition of a 55% interest of our Lending Solutions business, offset primarily by contributions from our account processing businesses related to product mix and expense management.
The operating loss in Corporate and Other increased by $11 million and decreased by $182 million in the third quarter and first nine months of 2018, respectively, compared to the prior year periods. An increase in variable compensation expenses negatively impacted Corporate and Other in the third quarter of 2018 compared to the third quarter of 2017. Corporate and Other was favorably impacted by gains of $227 million and $10 million from the sales of a 55% interest of our Lending Solutions business in the first quarter of 2018 and the sale of our Australian item processing business in the second quarter of 2017, respectively. Corporate and Other activity also reflects increased acquisition and related integration costs of $13 million and increased data center consolidation costs of $10 million in the first nine months of 2018 compared to 2017.
Interest Expense
Interest expense increased $2 million, or 4%, and $6 million, or 5%, in the third quarter and first nine months of 2018, respectively, compared to the prior year periods, primarily due to higher variable interest rates in 2018.
Loss on Early Debt Extinguishment
In September 2018, we commenced a cash tender offer for any and all of our outstanding $450 million aggregate principal amount of 4.625% senior notes due October 2020, of which $246 million was tendered, resulting in a pre-tax loss on early debt extinguishment of $8 million recorded in the third quarter of 2018.
Non-Operating Income
Non-operating income in the third quarter and first nine months of 2018 includes $2 million and $3 million, respectively, of interest income, and $1 million and $3 million, respectively, related to the fulfillment of our stand-ready obligations to perform over the term of the Lending Joint Ventures debt guarantees and the associated release from risk. Non-operating income of $2 million in the first nine months of 2017 was primarily attributable to an unrealized gain on a foreign currency hedge related to our Monitise acquisition.
Income Tax Provision
Income tax provision as a percentage of income before income from investments in unconsolidated affiliates was 25.4% and 30.1% in the third quarter of 2018 and 2017, respectively, and was 24.5% and 31.5% in the first nine months of 2018 and 2017, respectively. The lower rates in 2018 were primarily attributable to federal tax reform which reduced the U.S. federal corporate tax rate from 35 percent to 21 percent beginning in 2018. The rates include $77 million of income tax expense associated with the $227 million gain on the sale of a 55% interest of our Lending Solutions business in the first quarter of 2018 and $9 million of income tax expense associated with our share of the gain on the sale of a business in the first quarter of 2017 at StoneRiver Group, L.P. (“StoneRiver”), an unconsolidated affiliate. In addition, during the third quarter of 2018, the Internal Revenue Service issued new guidance affecting the computation of our 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of The Tax Cuts and Jobs Act (the “Tax Act”), we recorded $19 million of tax expense related to the Tax Act during the third quarter of 2018.
Income from Investments in Unconsolidated Affiliates
Our share of net income from the Lending Joint Ventures and StoneRiver is reported as income from investments in unconsolidated affiliates and the related tax expense is reported within the income tax provision in the consolidated statements of income. Income from investments in unconsolidated affiliates was $1 million and $8 million in the third quarter and first nine months of 2018, respectively, and was primarily comprised of our share of operational earnings from the Lending Joint Ventures. Our share of StoneRiver’s net income was $31 million in the first nine months of 2017 and was attributable to the net gain on the sale of a business at StoneRiver in the first quarter.
Net Income Per Share – Diluted
Net income per share-diluted was $0.55 and $0.54 in the third quarter of 2018 and 2017, respectively, and was $2.16 and $1.62 in the first nine months of 2018 and 2017, respectively. Net income per share-diluted was favorably impacted in the first nine months of 2018 by a gain of $0.36 per share on the sale of a 55% interest of our Lending Solutions business. Amortization of acquisition-related intangible assets reduced net income per share-diluted by $0.08 and $0.06 per share in the third quarter of 2018 and 2017, respectively, and by $0.23 and $0.18 per share in the first nine months of 2018 and 2017, respectively. In addition, net income per share-diluted was negatively impacted by $0.05 per share in both the third quarter and first nine months of 2018 as a result of new guidance issued by the Internal Revenue Service regarding the Tax Act.

Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $673 million and available borrowings under our revolving credit facility of $2.0 billion at September 30, 2018. The following table summarizes our operating cash flow and capital expenditure amounts for the nine months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2018	2017	$	%
Net income	$901	$700	$201
Depreciation and amortization	406	330	76
Share-based compensation	54	48	6
Deferred income taxes	105	20	85
Gain on sale of businesses	(227)	(10)	(217)
Loss on early debt extinguishment	8	—	8
Income from investments in unconsolidated affiliates	(8)	(31)	23
Dividends from unconsolidated affiliates	1	44	(43)
Non-cash impairment charges	3	17	(14)
Net changes in working capital and other	(262)	(103)	(159)
Operating cash flow	$981	$1,015	$(34)	(3)%
Capital expenditures	$263	$208	$55	26%
Our net cash provided by operating activities, or operating cash flow, was $981 million in the first nine months of 2018, a decrease of 3% compared with $1.02 billion in the first nine months of 2017. This decrease was attributable to an approximate $50 million impact of accounts receivable timing, other working capital fluctuations including a $23 million tax payment resulting from new guidance issued by the Internal Revenue Service regarding the Tax Act, and $43 million of lower cash dividends received from StoneRiver, partially offset by improved operating results. The dividends received in 2018 and 2017 represented returns on our investment and are reported in cash flows from operating activities.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases and acquisitions, and to repay debt rather than to pay dividends. Our capital expenditures were approximately 6% and 5% of our total revenue in the first nine months of 2018 and 2017, respectively.
Share Repurchases
We purchased $1.23 billion and $983 million of our common stock during the first nine months of 2018 and 2017, respectively. On each of November 16, 2016 and August 8, 2018, our board of directors authorized the purchase of up to 30.0 million shares of our common stock. As of September 30, 2018, we had approximately 34.9 million shares remaining under these authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
During the first nine months of 2018, we sold a 55% interest of our Lending Solutions business, retaining 45% ownership interests in the joint ventures. We received gross sale proceeds of $419 million from the transactions. In addition, we completed the sale of the retail voucher business acquired in our 2017 acquisition of Monitise for proceeds of £37 million ($50 million).
On October 31, 2018, we acquired the debit card processing, ATM Managed Services, and Money Pass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp, for approximately $690 million, subject to post-closing adjustments.
During the first nine months of 2017, we completed four acquisitions for an aggregate purchase price of $383 million, net of $33 million of acquired cash, with earn-out provisions of up to $20 million. We funded the acquisitions by utilizing a combination of available cash and existing availability under our revolving credit facility. In addition, we sold our Australian item processing business in May 2017 for approximately $17 million, consisting of $19 million in cash received at closing less a closing adjustment of $2 million finalized in the fourth quarter of 2017.
Indebtedness

(In millions)	September 30, 2018	December 31, 2017
2.7% senior notes due 2020	$847	$846
4.625% senior notes due 2020	449	449
4.75% senior notes due 2021	399	398
3.5% senior notes due 2022	696	696
3.8% senior notes due 2023	992	—
3.85% senior notes due 2025	895	894
4.2% senior notes due 2028	990	—
Revolving credit facility	—	1,068
Term loan	—	540
Other borrowings	7	9
Total debt (including current maturities)	$5,275	$4,900
At September 30, 2018, our debt consisted primarily of $5.3 billion of fixed-rate senior notes. Interest on our senior notes is paid semi-annually. During the first nine months of September 30, 2018, we were in compliance with all financial debt covenants.
Revolving Credit Facility
In September 2018, we entered into an amended and restated revolving credit agreement that restated our existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from April 2020 to September 2023. Borrowings under the amended and restated revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus in each case a specified margin based on our long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements. The amended and restated revolving credit facility contains various restrictions and covenants that require us, among other things, to (1) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times our consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions, and (2) maintain EBITDA of at least three times our consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
Senior Notes
In September 2018, we completed an offering of $2.0 billion of senior notes comprised of $1.0 billion aggregate principal amount of 3.8% senior notes due in October 2023 and $1.0 billion aggregate principal amount of 4.2% senior notes due in October 2028. The notes pay interest semi-annually on April 1 and October 1, commencing on April 1, 2019. The interest rate applicable to these notes is subject to an increase of up to one percent in the event that the credit rating assigned to such notes is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (1) our ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, (2) our and certain of our subsidiaries’ ability to create or assume liens, and (3) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions.
We used the net proceeds from the offering described above to repay the outstanding principal balance of $540 million under our term loan and the outstanding borrowings under our amended and restated revolving credit facility totaling $1.1 billion. In addition, we commenced a cash tender offer in September 2018 for any and all of our outstanding $450 million aggregate principal amount of 4.625% senior notes due October 2020. Upon expiration of the tender offer on September 26, 2018, $246 million was tendered and $253 million was paid to all holders of such tendered notes in October 2018. In October 2018, we also retired the remaining outstanding $204 million aggregate principal amount of 4.625% senior notes.

Debt Guarantees
In connection with the sale of a 55% interest of our Lending Solutions business in March 2018, we have guaranteed underlying debt of the Lending Joint Ventures and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. This debt is comprised of variable-rate term loan facilities for an aggregate amount of $350 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $35 million with a syndicate of banks. These debt facilities mature in March 2023, and there are no outstanding borrowings on the revolving credit facilities as of September 30, 2018. We have not made any payments under the guarantees, nor have we been called upon to do so.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 and have not materially changed since December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2018	1,575,000	$76.39	1,575,000	8,871,000
August 1-31, 2018	1,635,000	78.46	1,635,000	37,236,000
September 1-30, 2018	2,340,000	80.73	2,340,000	34,896,000
Total	5,550,000		5,550,000
_________________________

(1)	On each of November 16, 2016 and August 8, 2018, our board of directors authorized the purchase of up to 30.0 million shares of our common stock. These authorizations do not expire.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Third Amended and Restated Credit Agreement, dated as of September 19, 2018, among Fiserv, Inc. and the financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed September 20, 2018).

4.2
Fourteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed September 25, 2018).

4.3
Fifteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed September 25, 2018).

31.1	Certification of the Chief Executive Officer, dated November 1, 2018

31.2	Certification of the Chief Financial Officer, dated November 1, 2018

32	Certification of the Chief Executive Officer and Chief Financial Officer, dated November 1, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (iv) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2018, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	November 1, 2018	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	November 1, 2018	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer