Form 10-K
period 2018-12-31
FISERV INC
filed 2019-02-21
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:          0-14948
Fiserv, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin (State or Other Jurisdiction of Incorporation or Organization)	39-1506125 (I.R.S. Employer Identification No.)
255 Fiserv Dr., Brookfield, WI 53045
(Address of Principal Executive Offices, Including Zip Code)
Registrant’s telephone number, including area code:                     (262) 879-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
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
Large Accelerated Filer  ☑    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐ Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 29, 2018 (the last trading day of the second fiscal quarter) was $30,024,669,916 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 15, 2019 was 391,586,971.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2019 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2018.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that could cause Fiserv’s actual results to differ materially include, among others: the possibility that Fiserv and First Data Corporation (“First Data”) may be unable to achieve expected synergies and operating efficiencies in the proposed merger with First Data within the expected time frames or at all and to successfully integrate the operations of First Data into those of Fiserv; such integration may be more difficult, time-consuming or costly than expected; revenues following the merger may be lower than expected, including for possible reasons such as unexpected costs, charges or expenses resulting from the transaction; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the merger; the retention of certain key employees; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with First Data; the outcome of any legal proceedings that may be instituted against Fiserv, First Data and others related to the merger agreement with First Data; unforeseen risks relating to liabilities of Fiserv or First Data may exist; shareholder approval or other conditions to the completion of the merger may not be satisfied, or the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; the amount of the costs, fees, expenses and charges related to the transaction, including the costs, fees, expenses and charges related to any financing arrangements entered into in connection with the transaction; and the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction. Fiserv and First Data are subject to, among other matters, changes in customer demand for their products and services; pricing and other actions by competitors; general changes in local, regional, national and international economic conditions and the impact they may have on Fiserv and First Data and their customers and Fiserv’s and First Data’s assessment of that impact; rapid technological developments and changes, and the ability of Fiserv’s and First Data’s technology to keep pace with a rapidly evolving marketplace; the impact of a security breach or operational failure on Fiserv’s and First Data’s business; the effect of proposed and enacted legislative and regulatory actions in the United States and internationally affecting the financial services industry as a whole and/or Fiserv and First Data and their subsidiaries individually or collectively; regulatory supervision and oversight, and Fiserv’s and First Data’s ability to comply with government regulations; the impact of Fiserv’s and First Data’s strategic initiatives; Fiserv’s and First Data’s ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the ability to contain costs and expenses; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; acts of war and terrorism; and other factors discussed in this report under the heading “Risk Factors” and in First Data’s filings with the Securities and Exchange Commission, and in other documents the companies file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

PART I
In this report, all references to “we,” “us,” “our” and “Fiserv” refer to Fiserv, Inc. (“Fiserv”), a Wisconsin corporation, and, unless the context otherwise requires, its consolidated subsidiaries.
Item 1.  Business
Overview
Fiserv, Inc. is a leading global provider of financial services technology. We are publicly traded on the NASDAQ Global Select Market and part of the S&P 500 Index. We serve over 12,000 clients worldwide, including banks, credit unions, investment management firms, leasing and finance companies, billers, retailers, and merchants. We provide account processing systems; electronic payments processing products and services, such as electronic bill payment and presentment services, account-to-account transfers, person-to-person payments, debit and credit card processing and services, and payments infrastructure services; internet and mobile banking systems; and related services, including card and print personalization services, item processing and source capture services, loan origination and servicing products, and fraud and risk management products and services. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature. Our operations are principally located in the United States where we operate data and transaction processing centers, provide technology support, develop software and payment solutions, and offer consulting services.
In 2018, we had $5.8 billion in total revenue, $1.8 billion in operating income and $1.6 billion of net cash provided by operating activities from continuing operations. Processing and services revenue, which in 2018 represented 85% of our total revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years and high renewal rates.
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
On January 16, 2019, we announced that we had entered into a definitive merger agreement to acquire First Data in an all-stock transaction for an equity value of approximately $22 billion as of the announcement. The transaction is expected to close during the second half of 2019, subject to customary closing conditions, regulatory approvals and shareholder approval for both companies. First Data is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers.
Our operations are reported in the Payments and Industry Products (“Payments”) and Financial Institution Services (“Financial”) business segments.
Payments
The businesses in our Payments segment provide financial institutions and other companies with the products and services required to process electronic payment transactions and to offer their customers access to financial services and transaction capability through digital channels. Financial institutions and other companies have increasingly relied on third-party providers for those products and services, either on a licensed software or outsourced basis. This is driven by the increasing number of payment transactions being completed electronically as our clients’ customers seek the convenience of 24-hour digital access to their financial accounts. Within the Payments segment, we primarily provide electronic bill payment and presentment services, internet and mobile banking software and services, account-to-account transfers, person-to-person payment services, debit and credit card processing and services, payments infrastructure services, and other electronic payments software and services. Our businesses in this segment also provide card and print personalization services, investment account processing services for separately managed accounts, and fraud and risk management products and services. Our products and services in the Payments segment include:
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
Our person-to-person payments services allow consumers a convenient way to send and receive money while offering financial institutions the opportunity to generate new transaction-based revenue, attract new accounts and increase loyalty among existing customers. More than 2,500 financial institutions have agreed to offer person-to-person payments services through Fiserv to their customers as of December 31, 2018. In addition to Fiserv’s own service, Popmoney®, we partner with Early Warning Services, LLC to offer a turnkey implementation of its Zelle® real-time person-to-person payments service. Our turnkey solution simplifies the implementation of Zelle by providing interface, risk management, alerting, settlement and other services to clients.
Digital Channels
Our principal digital consumer and business banking products are Architect™, Corillian Online®, Corillian® Business Online, Mobiliti™, Mobiliti Business™, and SecureNow™. Our Corillian product suite supports multiple lines of banking businesses and has been designed to be highly scalable to meet the evolving needs of our clients. This structure enables our clients to deploy new services by adding and integrating applications, such as electronic bill payment, person-to-person payments and personal financial management tools, to any internet connected point-of-presence. Our Mobiliti product suite provides a variety of mobile banking and payments services to our clients and their customers via mobile browser, downloadable application for smartphones and tablets, text message, and Amazon® Echo Alexa voice banking. We also provide the advanced capabilities of Corillian Online and Mobiliti as an outsourced service, known as Corillian Online ASP and Mobiliti ASP. Our Architect product suite supports online, mobile and tablet banking for retail and small business customers on a single platform. Each of these suites enables customers to complete balance inquiries, view their transaction history, make bill payments, and transfer funds between accounts and other people. As of December 31, 2018, we had approximately 2,300 Mobiliti ASP clients. Our SecureNow product delivers real-time cybersecurity defense capability designed specifically for digital financial services and integrates industry-leading controls into a single platform, and is pre-integrated with key Fiserv digital assets, including Corillian Online, Architect and other Fiserv platforms for rapid deployment.
Biller Solutions
Our biller business provides electronic billing and payment services to companies that deliver bills to their customer base, such as utilities, telephone and cable companies, lending institutions, and insurance providers, enabling our biller clients to reduce costs, collect payments faster through multiple channels, increase customer satisfaction, and provide customers flexible, easy-to-use ways to view and pay their bills. Our clients’ customers access our electronic billing and payment systems by viewing or paying a bill through a financial institution’s bill payment application, using a biller’s website, mobile application, automated phone system or customer service representative, leveraging www.mycheckfree.com, or by paying in person at one of more than 29,000 nationwide walk-in payment locations operated by our agents. These diverse options allow our clients’ customers to view and pay bills wherever, whenever and however they feel most comfortable. Furthermore, because our biller clients are able to receive all of these services from us, we can eliminate the operational complexity and expense of supporting multiple vendor systems or in-house developed systems.
Enterprise Payments Solutions
Our enterprise payments business provides financial institutions with the infrastructure they need to process non-card-based electronic payments, including ACH, wire and instant payments, and to manage associated information flows. Clients may use the Dovetail payment platform applications on a licensed or hosted basis, and as an add-on to existing legacy technology or as a stand-alone comprehensive modern payments platform.
Card Services
Our card services business is a leader in electronic funds transfer services and provides a total payments solution through a variety of products and services. We provide thousands of financial institution clients with a full range of credit and debit processing services, including: ATM monitoring, tokenization, loyalty and reward programs, real-time person-to-person payments, customized authorization processing, gateway processing to payment settlement for networks, and risk management products. We own and operate the Accel® network, which serves more than 3,000 financial institutions with funds access at over 500,000 ATMs and which incorporates CardFree CashSM access as well as EMV™ chip and traditional magnetic stripe cards. Our Accel network point of sale support delivers comprehensive coverage of PIN and signature authentication support at physical and electronic commerce merchants across the country. Our digital enablement capability provides our clients’ customers with mobile-based, customizable card management and alert tools that drive engagement and revenue for card issuers, and our risk management tools and portfolio management services are integrated with real-time fraud decisioning. On

October 31, 2018, we acquired the debit card processing, ATM Managed Services, and MoneyPass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp, enabling access to over 52,000 surcharge-free ATMs.
Output Solutions
Our output solutions business provides business communication products and services to clients across a wide variety of industries, including financial services, healthcare, retail, utilities, and travel and entertainment. Our products and services include: electronic document management through our electronic document delivery products and services; card manufacturing, personalization and mailing; statement production and mailing; design and fulfillment of direct mail services; forms distribution; laser printing and mailing; branded merchandise; and office supplies.
Investment Services
Our investment services business provides financial planning, portfolio management and trading, model management, performance measurement, and reporting products and services to financial service organizations, including broker dealers, registered investment advisors, banks, asset managers and insurance companies that deliver financial advice and managed account products to U.S. retail investors. Our investment services business also supports global institutional asset managers and asset servicers with portfolio accounting, performance analytics, fee billing and revenue management, and post-trade processing technology. Our primary product, the Unified Wealth Platform, is a real-time portfolio management, trading and reporting system used by some of the largest brokerage firms and asset managers in the U.S. offering managed accounts.
Risk Management and Other Solutions
Our risk management business provides financial and risk management products and services that deliver operating efficiencies and management insight that enable our clients to protect and grow their businesses. Our enterprise performance management and financial control offerings include budgeting and planning, financial accounting, and automated reconciliation and account certification tools to facilitate a robust assessment environment and efficient close process for our clients. These solutions are further complemented by fraud detection and mitigation through our predictive analytics service, Fraud Risk and Anti-Money Laundering Compliance Management, as well as our SmarterPayTM deposit risk product.
Financial
The businesses in our Financial segment provide financial institutions with the products and services they need to run their operations. By licensing software from third parties or outsourcing their processing requirements by contracting with third-party processors, financial institutions are typically able to reduce costs and enhance their products, services, capacity and capabilities. For example, the licensing of software reduces the need for costly technical expertise within a financial institution, and outsourcing processing operations reduces the infrastructure and other costs required to operate systems internally. Within the Financial segment, we provide financial institutions with account processing services, item processing and source capture services, loan origination and servicing products, cash management and consulting services, and other products and services that support numerous types of financial transactions. Many of the products and services that we sell are integrated with solutions from our Payments segment such as electronic bill payment and presentment, internet and mobile banking, debit processing and network services, and person-to-person payments. Our products and services in the Financial segment include:
Account Processing
We provide account servicing and management technology products and services to our depository institution clients, as well as a range of integrated, value-added banking products and services. Account processing solutions are the principal systems that enable a financial institution to operate systems that process customer deposit and loan accounts, an institution’s general ledger, central information files and other financial information. These solutions also include extensive security, report generation and other features that financial institutions need to process transactions for their customers, as well as to comply with applicable regulations. Although many of our clients contract to obtain a majority of their processing requirements from us, our software design allows clients to start with one application and, as needed, add applications and features developed by us or by third parties. We support a broad range of client-owned peripheral devices manufactured by a variety of vendors, which reduces a new client’s initial conversion expenses, enhances existing clients’ ability to change technology and broadens our market opportunity.
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
Item Processing
Our item processing business offers products and services to financial institutions. Through the Fiserv® Clearing Network, we provide check clearing and image exchange services. Other products and services include image archive with online retrieval, in-clearings, exceptions and returns, statements and fraud detection. We also provide consulting services, business operations services and related software products that promote change in deposit behavior to transition check capture from branch and teller channels to digital self-service deposit channels, including mobile, merchant and ATM.
Lending and Other Solutions
In March 2018, we sold a 55% interest of our Lending Solutions business, retaining 45% ownership interests in two joint ventures, which include automotive loan origination and servicing products, as well as the LoanServ™ mortgage and consumer loan servicing platform. Other businesses in this segment provide products and services for ACH and treasury management, case management and resolution, and source capture optimization to the financial services industry. Our offerings include Immediate FundsSM, PEP+®, and our remote deposit capture solutions branded as Source Capture Solutions®.
Our Strategy
Our aspiration is to move money and information in a way that moves the world. Our purpose is to deliver superior value for our clients through leading technology, targeted innovation and excellence in everything we do. We are focused on operating businesses where we have: deep industry expertise that enables us to serve the market with high effectiveness; a strong competitive position, currently or via a clear path in the foreseeable future; long-term, trusted client relationships that are based on recurring services and transactions; differentiated solutions that deliver value to our clients through integration and innovation; and strong management to execute strategies in a disciplined manner. Consistent with this focus, we continue to operate our business in accordance with the following strategic framework:

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
Payments
The businesses in our Payments segment compete with a number of competitors, including ACI Worldwide, Inc., Fidelity National Information Services, Inc. (“FIS”), First Data Corporation, Jack Henry and Associates Inc. (“Jack Henry”), KUBRA Data Transfer, Ltd., MasterCard Incorporated, NCR Corporation, Paymentech, LLC, Paymentus Corporation, PayPal Holdings, Inc., Q2 Holdings, Inc., R.R. Donnelley & Sons Company, Total System Services, Inc., Visa Inc., The Western Union Company and Worldpay, Inc. In addition to traditional payments competitors, large technology, media and other providers are increasingly seeking to provide or facilitate a wide range of point of sale and non-point of sale payments. These newer competitors include, but are not limited to, Alphabet Inc., Amazon.com, Inc., Apple Inc., Facebook, Inc., Intuit Inc., Samsung Group, Starbucks Corporation and Wal-Mart Stores, Inc. Existing and potential financial institution and biller clients could also develop and use their own in-house systems instead of our products and services. In addition, many companies that provide solutions to the financial services industry are consolidating, creating larger competitors with greater resources and broader product lines.
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
In conducting our direct-to-consumer businesses, including our walk-in bill payment, online bill payment, digital disbursements, and Popmoney person-to-person payment services, we are directly subject to various federal and state laws, rules and regulations including those relating to the movement of money. In order to comply with our obligations under applicable laws, we are required, among other matters, to comply with licensing and reporting requirements, to implement operating policies and procedures necessary to comply with anti-money laundering laws, to comply with capital requirements, to protect the privacy and security of our clients’ information, and to undergo periodic audits and examinations.
Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), there have been substantial reforms to the supervision and operation of the financial services industry, including numerous new regulations that have imposed compliance costs and, in some cases, limited revenue sources for us and our clients. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to, and conducts direct examinations of, “supervised banks and nonbanks” as well as “supervised service providers” like us. In addition, federal and state agencies have begun to propose and enact cybersecurity and privacy regulations, such as the Cybersecurity Requirements for Financial Services Companies issued by the New York State Department of Financial Services in 2017 and the California Consumer Privacy Act passed by the California legislature in 2018. Also, regulations adopted outside the U.S., such as the European Union General Data Protection Regulation which became effective in 2018, impact our non-U.S. operations and to some extent our U.S. operations due to the potential extraterritorial application of these regulations. New regulations could, among other things, require us to make significant additional investments to comply with them, modify our products or services or the manner in which they are provided, or limit or change the amount or types of revenue we are able to generate.
Employees
We have over 24,000 employees globally, many of whom are specialists in our information management centers and related product and service businesses. This service support network includes employees with backgrounds in computer science and the financial industry, as well as employees with direct experience in payments, financial institutions and other financial services environments. Our employees provide expertise in: programming, software development, modification and maintenance; computer operations, network control and technical support; client services and training; business process outsourcing; item and mortgage processing; system conversions; sales and marketing; and account management.
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

Item 1A.  Risk Factors
You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, results of operations or financial condition could be materially and adversely affected and you may lose all or part of your investment.
Risks Relating to Our Existing Business
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
Security incidents or other technological risks involving our systems and data, or those of our clients or vendors, could expose us to liability or damage our reputation.
Our operations depend on receiving, storing, processing and transmitting sensitive information pertaining to our business, our associates, our clients and their customers. Any unauthorized access, intrusion, infiltration, network disruption, denial of service or similar incident could disrupt the integrity, continuity, security and trust of our systems or data, or the systems or data of our clients or vendors. These events could create costly litigation, significant financial liability, increased regulatory scrutiny, financial sanctions and a loss of confidence in our ability to serve clients and cause current or potential clients to choose another service provider, all of which could have a material adverse impact on our business. In addition, as threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and none of the events that we have encountered to date have materially impacted us, we may not be able to prevent a material event in the future, and the impact of a material event could have a material adverse effect on our business, results of operations and financial condition.
Operational failures and resulting interruptions in the availability of our products or services could harm our business and reputation.
Our business depends heavily on the reliability of our processing and other systems. An operational failure and the resulting service interruption could harm our business or cause us to lose clients. An operational failure could involve the hardware, software, data, networks or systems upon which we rely to deliver our services and could be caused by our actions, the actions of third parties or events over which we may have limited or no control. Events that could cause operational failures include, but are not limited to, hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Interruptions of service could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of service credits or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue, and significantly impact our clients’ businesses and the customers they serve. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our current and potential clients to choose another service provider. Any of these developments could have a material adverse impact on our business, results of operations and financial condition.
We may experience software defects, development delays or installation difficulties, which would harm our business and reputation and expose us to potential liability.
Our services are based on sophisticated software and computer systems, and we may encounter delays when developing new applications and services. Further, the software underlying our services may contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technology on systems or with other programs used by our clients. Defects in our software, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of clients, negative publicity or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and client agreements, we cannot be certain that these measures will successfully limit our liability.
A heightened regulatory environment in the financial services industry may have an adverse impact on our clients and our business.
Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), a number of substantial regulations affecting the supervision and operation of the financial services industry within the United States have been adopted, including those that establish the Consumer Financial Protection Bureau (“CFPB”). The CFPB has issued guidance that applies to, and conducts direct examinations of, “supervised banks and nonbanks” as well as “supervised service providers” like us. In addition, federal and state governments and governmental authorities outside the U.S. have adopted or are pursuing numerous additional regulations impacting the financial services industry, including regulations related to cybersecurity and data privacy. To the extent this oversight or regulation negatively impacts the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. Additional regulation, examination and oversight of us could require us to modify the manner in which we contract with or provide products and services to our clients; directly or indirectly limit how much we can charge for our services; require us to invest additional time and resources to comply with such oversight and regulations; or limit our ability to update our existing products and services, or require us to develop new ones. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with applicable regulations, our businesses could be harmed.
If we fail to comply with regulations applicable to our business, including cybersecurity and data privacy regulations, we could be exposed to litigation or regulatory proceedings, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients, which could have a material adverse impact on our business, results of operations and financial condition. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have a material adverse impact on our business, results of operations and financial condition.
Our failure to comply with a series of complex regulations in our payments businesses could subject us to liability.
Certain of our subsidiaries are licensed as money transmitters in those jurisdictions where such licensure is required. In connection with such licensure, we are required to demonstrate and maintain certain levels of net worth and liquidity and to file periodic reports. In addition, our direct-to-consumer payments businesses, including our walk-in bill payment, online bill payment, digital disbursements, and Popmoney person-to-person payment services, are subject to federal regulation in the United States, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers, or the prohibition against us providing money transmitter services in particular jurisdictions.
If we fail to comply with the applicable requirements of NACHA and the payment card networks, they could seek to fine us, suspend us or terminate our registrations which could adversely affect our business.
We are subject to rules of the National Automated Clearing House Association (“NACHA”) as well as card association and network rules governing Visa, MasterCard, American Express, Discover or other similar organizations, including the Payment Card Industry Data Security Standard enforced by the major card brands. The rules of NACHA and the card networks are set by their respective boards, and the card network rules may be influenced by card issuers, some of which offer competing transaction processing services. If we fail to comply with these rules, we could be fined, our certifications could be suspended, or our certifications could be terminated. The suspension or termination of our certifications, or any changes to the association and network rules, that we do not successfully address, or any other action by the card networks to restrict our ability to process transactions over such networks, could limit our ability to provide transaction processing services to clients and result in a reduction of revenue or increased costs of operation, which, in either case, could have a material adverse effect on our business and results of operations.
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
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could cause us to modify current estimates about the impact that it will have on us, which could negatively impact our anticipated earnings and have an adverse effect on our results of operations and cash flow.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax code by, among other things, lowering corporate income tax rates, implementing a territorial-style tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Our financial results for 2018 included additional income tax expense of approximately $19 million resulting from new interpretive guidance issued by the Internal Revenue Service. Further analysis of this complex legislation or future regulations or guidance from the Internal Revenue Service, the Securities and Exchange Commission or the Financial Accounting Standards Board could cause us to adjust current estimates in future periods, which could impact our earnings and have an adverse effect on our results of operations and cash flow.
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.
Our balance sheet includes goodwill and intangible assets that represent 70% of our total assets at December 31, 2018. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.
Increased leverage may harm our financial condition and results of operations.
As of December 31, 2018, we had approximately $6.0 billion of debt. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if our outstanding senior notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.
Risks Relating to the Proposed Merger with First Data
The merger is subject to a number of conditions to our and First Data’s obligations to complete the merger, which, if not fulfilled, or not fulfilled in a timely manner, may result in termination of the merger agreement.
Our and First Data’s respective obligations to effect the merger are subject to the satisfaction at or prior to the effective time of the merger of the following conditions:

•	First Data’s stockholders must approve the consummation of the merger;

•	our shareholders must approve the issuance of shares to First Data shareholders in connection with the merger;

•	the shares of our common stock that will be issued in the merger must have been approved for listing on NASDAQ;

•	our Form S-4 registration statement filed in connection with the merger must become effective under the Securities Act of 1933 and no stop order suspending its effectiveness may be in effect;

•	no injunctions or decrees by any relevant governmental entity that prevent the merger may be outstanding;

•	all requisite regulatory approvals, both antitrust or otherwise and both U.S. and non-U.S., must have been obtained;

•	subject to certain exceptions and materiality standards provided in the merger agreement, the representations and warranties of the other party must be true and correct;

•	the other party must have performed or complied with in all material respects all of its obligations under the merger agreement;

•	each party must have received a tax opinion from its respective counsel to the effect that the merger will constitute a “reorganization” under the Internal Revenue Code; and

•
our board of directors must have adopted amended by-laws and we must have taken all other steps necessary to effect the governance structure of the combined company as contemplated in the merger agreement.

Many of the conditions to completion of the merger are not within our or First Data’s control, and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to October 16, 2019, which date may be extended once to January 16, 2020, and extended a second time to April 16, 2020, it is possible that the merger agreement may be terminated. Although we and First Data have agreed in the merger agreement to use reasonable best efforts, subject to certain limitations, to complete the merger as promptly as practicable, these and other conditions to the completion of the merger may fail to be satisfied. In addition, satisfying the conditions to and completion of the merger may take longer, and could cost more, than we expect. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent them from occurring. Any delay in completing the merger may adversely affect the cost savings and other benefits that we expect to achieve if the merger and the integration of the companies’ respective businesses are completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained, or obtained prior to the termination date.
The merger is subject to the receipt of consents and clearances from domestic and foreign regulatory authorities that may impose conditions that could have a material adverse effect on us following the merger, or, if not obtained, could prevent the completion of the merger.
Before the merger can be completed, waiting periods must expire or terminate under applicable antitrust laws, including the HSR Act, and various approvals, consents or clearances must be obtained from certain other U.S. and non-U.S. regulatory authorities. In deciding whether to grant antitrust or regulatory clearances, the relevant authorities will consider the effect of the merger on competition in the case of competition authorities and a variety of other factors, in the case of other authorities. Although we and First Data have agreed in the merger agreement to use reasonable best efforts to make certain governmental filings and, subject to certain limitations, obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant authorizations will be obtained.
The governmental authorities from which these authorizations are required have broad discretion in administering the governing regulations. The terms and conditions of approvals that are granted may require that the parties divest certain businesses, assets, or products prior to or after the closing of the merger or impose requirements, limitations, costs or restrictions on the conduct of us following the closing of the merger. At any time before or after completion of the merger, notwithstanding the termination of the waiting period under the Hart-Scott-Rodino Act, the U.S. Department of Justice or the Federal Trade Commission, or any state or foreign governmental entity, could take such action under the antitrust laws as each deems necessary or desirable in the public interest, including seeking to enjoin the completion of the merger or seeking divestiture of substantial assets of ours or First Data. Private parties also may seek to take legal action under the antitrust laws under certain circumstances.
Under the terms of the merger agreement, subject to certain conditions, both parties are required to use reasonable best efforts to obtain all of the foregoing authorizations or approvals. Notwithstanding the foregoing, “reasonable best efforts” does not require us in connection with obtaining Hart-Scott-Rodino clearance or any other approval required pursuant to any other antitrust or competition law in the Unites States to (i) defend any lawsuit or challenge any other action by any governmental entity adversely affecting the parties’ ability to complete the merger, (ii) sell, divest or otherwise encumber any asset or business or (iii) agree to any limits or restrictions on certain actions.
There can be no assurance that regulators will not impose terms, conditions, requirements, limitations, costs or restrictions that would delay the completion of the merger, impose additional material costs on or limit the revenues of us after the merger, or limit some of the cost savings and other benefits that we expect following completion of the merger. In addition, we cannot provide any assurance that any such terms, conditions, requirements, limitations, costs, or restrictions will not result in the abandonment of the merger. In addition, disruptions in government operations, such as the recent shutdown of the U.S. government, could cause delay in obtaining approvals or increase processing times. Any delay in completing the merger or any modification to the merger currently contemplated may adversely affect the timing and amount of cost savings and other benefits that are expected to be achieved from the merger. There can be no assurance that all required regulatory approvals will be obtained, or obtained prior to the termination date.

Failure to complete the merger could negatively impact our stock price and have a material adverse effect on our results of operations, cash flows and financial position.
If the merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, if our shareholders fail to approve the issuance of shares to First Data shareholders in connection with the merger or if First Data’s shareholders fail to approve the consummation of the merger, our ongoing businesses may be materially adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on their respective stock prices;

•	we and our respective subsidiaries may experience negative reactions from their respective customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;

•
we will still be required to pay certain significant costs relating to the merger, such as costs associated with terminating the financing as well as legal, accounting, financial advisor and printing fees;

•	we may be required to pay a cash termination fee equal to $665 million as required by the merger agreement;

•
the merger agreement places certain restrictions on the conduct of the respective businesses pursuant to the terms of the merger agreement, which may have delayed or prevented the respective companies from undertaking business opportunities that, absent the merger agreement, may have been pursued;

•
matters relating to the merger (including integration planning) require substantial commitments of time and resources by each company’s management, which could have resulted in the distraction of each company’s management from ongoing business operations and pursuing other opportunities that could have been beneficial to the companies; and

•	litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.
If the merger is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock prices.
Our and First Data’s business relationships may be subject to disruption due to uncertainty associated with the merger, which could have a material adverse effect on our results of operations, cash flows and financial position following the merger.
Parties with which we or First Data do business may experience uncertainty associated with the merger, including with respect to our or First Data’s current or future business relationships following the merger. Our and First Data’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or First Data following the merger. These disruptions could have a material and adverse effect on our or First Data’s results of operations, cash flows and financial position, regardless of whether the merger is completed, as well as a material and adverse effect on our ability to realize the expected cost savings and other benefits of the merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the merger or termination of the merger agreement.
Uncertainties associated with the merger may cause a loss of management personnel and other key employees, which could adversely affect our future business and operations following the merger.
We depend on the experience and industry knowledge of officers and other key employees to execute our business plans. Our success after the merger will depend in part upon our ability to retain key management personnel and other key employees. Our and First Data’s current and prospective employees may experience uncertainty about their roles following the merger or other concerns regarding the timing and completion of the merger or our operations following the merger, any of which may have an adverse effect on our or First Data’s ability to attract or retain key management and other key personnel. If we or First Data are unable to retain personnel, including our and First Data’s key management, who are critical to the future operations of the companies, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger. No assurance can be given that we, following the merger, will be able to retain or attract key management personnel and other key employees to the same extent that we and First Data have previously been able to retain or attract their own employees.

The merger agreement subjects us and First Data to restrictions on our respective business activities prior to the effective time of the merger.
The merger agreement subjects us and First Data to restrictions on our respective business activities prior to the effective time of the merger. The merger agreement obligates us and First Data to generally operate its businesses in the ordinary course until the effective time of the merger and to use its reasonable best efforts to maintain and preserve intact its business organization and advantageous business relationships on its actions. These restrictions could prevent us and First Data from pursuing certain business opportunities that arise prior to the effective time of the merger and are outside the ordinary course of business.
We may not be able to obtain our preferred form of debt financing in connection with the merger and on anticipated terms.
We expect to fund the refinancing of certain outstanding indebtedness of First Data and its subsidiaries on the closing date, making of cash payments in lieu of fractional shares as part of the merger consideration, and paying of fees and expenses related to the merger, the refinancing and the related transactions using a combination of cash on hand, the issuance of $12 billion in debt securities, the incurrence of $5 billion in borrowings under a new senior unsecured term loan facility, and borrowings under our revolving credit facility. We have executed a $5 billion senior unsecured term loan facility and amendments to our existing revolving credit facility to increase the size of that facility and make other changes, although drawing under each facility is subject to certain conditions. With respect to the plan to issue $12 billion in debt securities, there is a risk that the markets will not allow us to execute this financing plan, or that such financing will not be available on favorable terms. As a result, we may need to pursue other options to refinance the outstanding debt of First Data and its subsidiaries and fund these other amounts, including borrowing amounts under the bridge facility, which may result in less favorable financing terms that could increase costs and/or adversely impact the operations of the combined company.
Risks Relating to Fiserv Following the Proposed Merger with First Data
We may be unable to integrate the business of First Data successfully or realize the anticipated benefits of the merger.
The merger involves the combination of two companies that currently operate as independent public companies. The combination of two independent businesses is complex, costly and time consuming, and we and First Data will be required to devote significant management attention and resources to integrating our and First Data’s business practices and operations. Potential difficulties that we may encounter as part of the integration process include the following:

•
the inability to successfully combine the business of First Data in a manner that permits us to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the merger;

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger.
In addition, we and First Data have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in:

•	diversion of the attention of each company’s management; and

•	the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.
Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results following the merger.

Our indebtedness following completion of the merger will be substantially greater than our indebtedness prior to completion of the merger. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.
As of December 31, 2018, we had total indebtedness of approximately $6 billion and First Data had total indebtedness of approximately $18 billion. Upon completion of the merger, we expect to incur acquisition-related debt financing of approximately $17 billion, all of which is expected to be used to refinance certain outstanding indebtedness of First Data and its subsidiaries on the closing date, pay cash in lieu of fractional shares as part of the merger consideration, and pay fees and expenses related to the merger, the refinancing and the related transactions. In addition, we have obtained an increase of $1.5 billion in the commitments available to us under our existing revolving credit facility, which increase is subject to the closing of the merger and certain other conditions. Accordingly, our indebtedness following completion of the merger will be substantially greater than our indebtedness prior to completion of the merger. Our substantially increased indebtedness following completion of the merger could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest on our increased indebtedness levels will increase following completion of the transaction, and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness prior to the merger. We will also incur various costs and expenses associated with the financing of the merger. The increased levels of indebtedness following completion of the merger could also reduce funds available to fund our efforts to integrate the business of First Data and realize the expected benefits of the merger and to engage in investments in product development, for working capital, capital expenditures, acquisitions and other general corporate purposes, and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness, or to reduce leverage levels based on debt repayment or cash flow generation, may be adversely impacted.
The indebtedness we incur under our new $5 billion term loan facility in connection with the merger and any indebtedness we incur under our revolving credit facility will bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows. In addition, our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet its debt obligations. In connection with the debt financing, it is anticipated that we will seek ratings of its indebtedness from Moody’s Investors Service, Inc. and S&P Global Ratings. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future or that our ratings will not be adversely affected by the factors described above.
Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that it will be able to obtain additional financing on terms acceptable to us or at all.
The estimated potential synergies attributable to the merger may vary from expectations.
We may fail to realize the anticipated benefits and synergies expected from the merger, which could adversely affect our business, financial condition and operating results. The success of the merger will depend, in significant part, on our ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of First Data will complement our strategy by providing scale and revenue diversity, accelerate our growth strategy and enable us to have a strong global footprint. However, achieving these goals requires growth of the revenue of the combined company and realization of the targeted cost synergies expected from the merger. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the merger within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.

We expect to incur substantial expenses related to the merger and integration.
We expect to incur substantial expenses in connection with the merger and the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses may result in us taking significant charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.
Our future results following the merger will suffer if we do not effectively manage our expanded operations.
Following the merger, the size of our business will increase significantly beyond the current size of either our or First Data’s business. Our future success will depend, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that we will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.
Following the merger, our business may be adversely affected by geopolitical, regulatory and other risks associated with operations outside of the United States and we may incur higher than anticipated costs and may become more susceptible to these risks.
After completion of the merger, we will have significantly expanded our international presence by offering merchant acquiring, processing and issuing services outside of the United States, including in Argentina, Brazil, Germany, India, Ireland, the Netherlands, Poland and the United Kingdom, where First Data’s principal non-U.S. operations are currently located. Our revenues derived from these and other non-U.S. operations will be subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could negatively impact our financial results. For example, the United Kingdom’s decision to leave the European Union may add cost and complexity in various aspects of our business as United Kingdom and European Union laws and regulations diverge. We will also be subject to potential non-U.S. governmental intervention and new laws and new regulations that we were not previously subject to, which could increase costs and may have potential negative effects on our business.
The merger may result in a loss of customers, distributors, suppliers, vendors, landlords, joint venture partners or other business partners and may result in the termination of existing contracts.
Following the merger, some of our or First Data’s customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may terminate or scale back their current or prospective business relationships with us. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that we are too closely allied with one of their competitors. In addition, we and First Data have contracts with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners that may require us or First Data to obtain consents from these other parties in connection with the merger, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners are adversely affected by the merger, or if we, following the merger, lose the benefits of our or First Data’s contracts, our business and financial performance could suffer.
Following the merger, First Data’s Global Business Solutions business, as integrated into Fiserv, will depend, in part, on merchant relationships and alliances. If we are unable to maintain these relationships and alliances, our business may be adversely affected.
After completion of the merger, our alliance structures are expected to continue, as they did at First Data, to take different forms, including consolidated subsidiaries, equity method investments, and revenue sharing arrangements. Under First Data’s current alliance program (and as is expected to continue with the combined company), a bank or other institution forms an alliance with First Data on an exclusive basis, either contractually or through a separate legal entity. Merchant contracts may be contributed to the alliance by First Data and/or the bank or institution. The banks and other institutions generally provide card association sponsorship, clearing, and settlement services and typically act as a merchant referral source when the institution has an existing banking or other relationship with such merchant. First Data provides transaction processing and related functions. Both First Data and its alliance partners may also provide management, sales, marketing, and other administrative services. The alliance structure allows First Data to be the processor for multiple financial institutions, any one of which may be selected by the merchant as its bank partner. First Data’s Global Business Solutions business, and the combined company, is expected to continue to be, dependent, in part, on merchant relationships, alliances, and other distribution channels. First Data is working, and we expect the combined company to continue to work, with alliance partners to grow their businesses. There can be no guarantee that First Data’s, or the combined company’s, efforts will be successful and that First Data, or the combined company, will achieve growth in merchant relationships, alliances, and other distribution channels. In addition, First Data’s contractual arrangements with merchants and merchant alliance partners are, and the combined company’s are expected to continue to be, for fixed terms and may also allow for early termination upon the occurrence of certain events. There can be no assurance that First Data, or the combined company, will be able to renew contractual arrangements with these merchants or merchant alliance partners on similar terms or at all. Following the merger, the loss of merchant relationships or alliance and financial institution partners could negatively impact our business and result in a reduction of its revenue and profit.
New Omaha Holdings L.P. may sell a substantial amount of our common stock shortly after the completion of the merger as certain restrictions on sales expire, and these sales could cause the price of our common stock to fall.
Pursuant to a shareholder agreement, New Omaha Holdings L.P. (“New Omaha”), which is expected to own approximately 16% of our outstanding shares upon the closing of the merger transaction, is prohibited from selling shares of our common stock for the first three months following the completion of the merger. After the three-month anniversary of the completion of the merger, New Omaha may sell such shares, subject to certain limitations contained in the shareholder agreement. Additionally, under the registration rights agreement, we have granted New Omaha registration rights, which permit, among others, underwritten offerings. The registration rights agreement will terminate when the aggregate ownership percentage of the issued and outstanding shares of our common stock held by New Omaha and its affiliate transferees falls below 2% and such shares may be freely sold without restrictions.
New Omaha may have influence over us following completion of the merger and its interests may conflict with other shareholders.
Upon completion of the merger, New Omaha is expected to own approximately 16% of our issued and outstanding shares and is expected to be our largest shareholder. Concurrently with the execution of the merger agreement, we entered into a shareholder agreement and the registration rights agreement with New Omaha, which give New Omaha certain rights. Under the shareholder agreement, New Omaha may designate a director to serve on our board of directors in accordance with the terms thereof until the aggregate ownership percentage of our issued and outstanding shares of common stock held by New Omaha and its affiliate transferees first falls below 5%. The shareholder agreement will terminate when the aggregate ownership percentage of our outstanding shares held by New Omaha and certain of its affiliates falls below 3%. Although there are various restrictions on New Omaha’s ability to take certain actions with respect to us and our shareholders (including certain standstill provisions for so long as New Omaha’s aggregate ownership percentage of the issued and outstanding shares of our common stock remains at or above 5%), New Omaha may seek to influence, and may be able to influence, us through its appointment of a director to our board of directors and its share ownership.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
As of December 31, 2018, we operated data, development, item processing and support centers in approximately 95 cities. We owned buildings in five locations, and the more than 100 remaining locations where we operated our businesses are subject to leases. We believe that the facilities and equipment that we own and lease are well maintained, are in good operating condition, and are adequate for our business needs. However, we may choose to combine existing operations to enhance business integration. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster. We also maintain copies of data and software used in our business in locations that are separate from our facilities.
Item 3.  Legal Proceedings
In the normal course of business, we or our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names of our executive officers as of February 21, 2019, together with their ages, positions and business experience are described below:

Name	Age	Title
Jeffery W. Yabuki	58	President, Chief Executive Officer and Director
Robert W. Hau	53	Chief Financial Officer and Treasurer
Lynn S. McCreary	59	Chief Legal Officer and Secretary
Devin B. McGranahan	49	Senior Group President
Kevin J. Schultz	61	Executive Vice President, President, International Group
Byron C. Vielehr	55	Chief Administrative Officer
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
Mr. McGranahan has served as Senior Group President since 2018 and joined Fiserv in 2016 as group president, Billing and Payments Group. Before joining Fiserv, Mr. McGranahan served as a senior partner at McKinsey & Company, a global management consulting firm. While there, he held a variety of senior management roles, including leader of the global insurance practice from 2013 to 2016 and co-chair of the global senior partner election committee from 2013 to 2015. In addition, Mr. McGranahan served as co-leader of the North America financial services practice from 2009 to 2016. He joined McKinsey in 1992 and served in a variety of other leadership positions prior to 2009, including leader of the North American property and casualty practice and managing partner of the Pittsburgh office.
Mr. Schultz has served as Executive Vice President and President, International Group since 2018. Mr. Schultz joined Fiserv as group president, Digital Banking Group in 2014. Prior to joining Fiserv, Mr. Schultz served as president of global financial services at First Data Corporation, a global payment processing company, from 2009 to 2011, and as global head of processing services at Visa Inc. from 2007 to 2009. He has more than 30 years of experience in the payments and financial services industry, including a variety of other senior leadership roles at Visa Inc. and Global Payments Inc., an electronic transaction processing service provider.
Mr. Vielehr has served as Chief Administrative Officer since 2018. Mr. Vielehr joined Fiserv in 2013 as group president, Depository Institution Services Group. Prior to joining Fiserv, Mr. Vielehr served in a succession of senior executive positions with The Dun & Bradstreet Corporation, a provider of commercial information and business insight solutions, from 2005 to 2013, most recently as president of international and global operations. He also previously served as president and chief operating officer of Northstar Systems International, Inc., a developer of wealth management software (now part of SEI Investments Company), from 2004 to 2005. Mr. Vielehr has more than 25 years of experience in the financial services and technology industries, including a variety of executive leadership roles at Merrill Lynch and Strong Capital Management.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “FISV.” At December 31, 2018, our common stock was held by 1,796 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2018	3,000,000	$79.16	3,000,000	31,896,000
November 1-30, 2018	2,860,000	77.93	2,860,000	29,036,000
December 1-31, 2018	3,076,000	74.24	3,076,000	25,960,000
Total	8,936,000		8,936,000
_____

(1)
On each of November 16, 2016 and August 8, 2018, our board of directors authorized the purchase of up to 30.0 million shares of our common stock. These authorizations do not expire. On January 16, 2019, we announced that we had entered into a definitive merger agreement to acquire First Data. We deferred share repurchases as of January 16, 2019 until the close of the First Data acquisition, which is expected to occur during the second half of 2019, subject to customary closing conditions, regulatory approvals and shareholder approval for both companies.

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
The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2018 with the S&P 500 Index and the NASDAQ US Benchmark Financial Administration Index. The graph assumes that $100 was invested on December 31, 2013 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	December 31,
	2013	2014	2015	2016	2017	2018
Fiserv, Inc.	$100	$120	$155	$180	$222	$249
S&P 500 Index	100	114	115	129	157	150
NASDAQ US Benchmark Financial Administration Index	100	115	128	143	194	207

Item 6.    Selected Financial Data
The following data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. The selected historical data presented below has been affected by acquisitions and dispositions, transactional gains recorded by our unconsolidated affiliate, debt extinguishment and refinancing activities, the tax effects related to share-based payment awards, and by the Tax Cuts and Jobs Act enacted in December 2017. In addition, total assets and long-term debt have been adjusted on a retrospective basis for the adoption of Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, and ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs effective December 31, 2015. Accordingly, current deferred tax assets have been reclassified to noncurrent assets and liabilities, and certain debt issuance costs previously included within other long-term assets have been reclassified as a reduction in long-term debt. Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, and its related amendments using the modified retrospective transition approach applied to all contracts. Under this transition approach, prior period amounts have not been restated. All per share amounts are presented on a split-adjusted basis to retroactively reflect the two-for-one stock split that was completed in the first quarter of 2018.

(In millions, except per share data)	2018	2017	2016	2015	2014
Total revenue	$5,823	$5,696	$5,505	$5,254	$5,066
Income from continuing operations	$1,187	$1,232	$930	$712	$754
Income from discontinued operations	—	14	—	—	—
Net income	$1,187	$1,246	$930	$712	$754

Net income per share - basic:
Continuing operations	$2.93	$2.92	$2.11	$1.52	$1.52
Discontinued operations	—	0.03	—	—	—
Total	$2.93	$2.95	$2.11	$1.52	$1.52

Net income per share - diluted:
Continuing operations	$2.87	$2.86	$2.08	$1.49	$1.49
Discontinued operations	—	0.03	—	—	—
Total	$2.87	$2.89	$2.08	$1.49	$1.49

Total assets	$11,262	$10,289	$9,743	$9,340	$9,308
Long-term debt (including current maturities)	5,959	4,900	4,562	4,293	3,790
Shareholders’ equity	2,293	2,731	2,541	2,660	3,295
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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2018 to the results for the year ended December 31, 2017 and by comparing the results for the year ended December 31, 2017 to the results for the year ended December 31, 2016.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2018.

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
On January 16, 2019, we announced that we had entered into a definitive merger agreement to acquire First Data in an all-stock transaction for an equity value of approximately $22 billion as of the announcement. The transaction is expected to close during the second half of 2019, subject to customary closing conditions, regulatory approvals and shareholder approval for both companies. First Data is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers.
On October 31, 2018, we acquired the debit card processing, ATM Managed Services, and Money Pass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp, for approximately $660 million including estimated post-closing working capital adjustments, contingent consideration related to earn-out provisions and future payments under a transition services agreement in excess of fair value. This acquisition, included within the Payments segment, deepens our presence in debit card processing, broadens our client reach and scale, and provides new solutions to enhance the value proposition for our existing debit solution clients.
During 2017, we completed four acquisitions for an aggregate purchase price of $384 million, net of acquired cash, along with earn-out provisions. In January 2017, we completed our acquisition of Online Banking Solutions, Inc. (“OBS”), a provider of cash management and digital business banking solutions that complement and enrich our existing solutions. In July 2017, we acquired the assets of PCLender, LLC (“PCLender”), a leader in internet-based mortgage software and mortgage lending technology solutions. The OBS and PCLender acquisitions are included in the Financial segment as their products are integrated across a number of our account processing solutions and will enable our bank and credit union clients to better serve their commercial and mortgage customers. In August 2017, we acquired Dovetail Group Limited (“Dovetail”), a leading provider of bank payments and liquidity management solutions. In September 2017, we completed our acquisition of Monitise plc (“Monitise”), a provider of digital solutions that enables innovative digital banking experiences for leading financial institutions worldwide. The Dovetail and Monitise acquisitions are included in the Payments segment and are expected to further enable us to help financial institutions around the world transform their payments infrastructure and to expand our digital leadership, respectively.

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
In March 2018, we sold a 55% interest of our Lending Solutions business, which was reported within the Financial segment, retaining 45% ownership interests in two joint ventures (the “Lending Joint Ventures”). In conjunction with this transaction, we entered into transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to the Lending Joint Ventures. We received gross sale proceeds of $419 million from the transactions. In addition, in January 2018, we completed the sale of the retail voucher business acquired in our 2017 acquisition of Monitise for proceeds of £37 million ($50 million), and in May 2017, we sold our Australian item processing business, which was reported within the Financial segment, for approximately $17 million.
During 2017, StoneRiver Group, L.P. (“StoneRiver”), a joint venture in which we own a 49% interest and account for under the equity method, recognized a net gain on the sale of a business, and in 2016, recognized a net gain on the sale of a business interest. Our pre-tax share of the net gains and related expenses on these transactions was $26 million in 2017 and $146 million in 2016, with related tax expenses of $9 million and $54 million, respectively. In addition, we received cash dividends of $2 million, $45 million and $151 million in 2018, 2017 and 2016, respectively, from StoneRiver, which were funded from the sale transactions.
Enterprise Priorities
We continue to implement a series of strategic initiatives to move money and information in a way that moves the world. These strategic initiatives include active portfolio management of our businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our key enterprise priorities for 2019 are to: (i) continue to build high-quality revenue while meeting our earnings goals; (ii) enhance client relationships with an emphasis on digital and payment solutions; and (iii) deliver innovation and integration which enables differentiated value for our clients. We also expect to devote significant resources to completing the First Data merger and, subject to closing, to integrating First Data into our operations.
Industry Trends
The market for products and services offered by financial institutions continues to evolve rapidly. The traditional financial industry and other market entrants regularly introduce and implement new payment, deposit, risk management, lending, and investment products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same customers. At the same time, the evolving regulatory and cybersecurity landscape has continued to create a challenging operating environment for financial institutions. For example, legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act has generated, and may continue to generate, new regulations impacting the financial industry. These conditions are driving heightened interest in solutions that help financial institutions win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency. Examples of these solutions include electronic payments and delivery methods such as internet, mobile and tablet banking, sometimes referred to as “digital channels.”
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
Our most recent impairment assessment in the fourth quarter of 2018 determined that our goodwill was not impaired as the estimated fair values of the respective reporting units substantially exceeded the carrying values.
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

Revenue Recognition
We generate revenue from the delivery of processing, service and product solutions. Revenue is measured based on consideration specified in a contract with a customer, and excludes any amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time. As a practical expedient, we do not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Processing and Services
Processing and services revenue is generated from account- and transaction-based fees for data processing, transaction processing, electronic billing and payment services, electronic funds transfer and debit processing services; consulting and professional services; and software maintenance for ongoing client support.
We recognize processing and services revenues in the period in which the specific service is performed unless they are not deemed distinct from other goods or services in which revenue would then be recognized as control is transferred of the combined goods and services. Our arrangements for processing and services typically consist of an obligation to provide specific services to our customers on a when and if needed basis (a stand-ready obligation) and revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer. These services are typically provided under a fixed or declining (tier-based) price per unit based on volume of service; however, pricing for services may also be based on minimum monthly usage fees. Fees for our processing and services arrangements are typically billed and paid on a monthly basis.
Product
Product revenue is generated from integrated print and card production sales, as well as software license sales. For software license agreements that are distinct, we recognize software license revenue upon delivery, assuming a contract is deemed to exist. Revenue for arrangements with customers that include significant customization, modification or production of software such that the software is not distinct is typically recognized over time based upon efforts expended, such as labor hours, to measure progress towards completion. For arrangements involving hosted licensed software for the customer, a software element is considered present to the extent the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either operate the software on their own hardware or contract with another vendor to host the software.
Significant Judgments
We use the following methods, inputs, and assumptions in determining amounts of revenue to recognize. For multi-element arrangements, we account for individual goods or services as a separate performance obligation if they are distinct, the good or service is separately identifiable from other items in the arrangement, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. Determining whether goods or services are distinct performance obligations that should be accounted for separately may require significant judgment.
Technology or service components from third parties are frequently embedded in or combined with our applications or service offerings. Whether we recognize revenue based on the gross amount billed to a customer or the net amount retained involves judgment that depends on the relevant facts and circumstances including the level of contractual responsibilities and obligations for delivering solutions to end customers.
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring products or services to the customer. We include any fixed charges within our contracts as part of the total transaction price. To the extent that variable consideration is not constrained, we include an estimate of the variable amount, as appropriate, within the total transaction price and update our assumptions over the duration of the contract. We may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted. The transaction price (including any discounts) is allocated between separate goods and services in a multi-element arrangement based on their relative standalone selling prices. For items that are not sold separately, we estimate the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. Significant judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount we expect to receive in exchange for the related good or service.

Contract modifications occur when we and our customers agree to modify existing customer contracts to change the scope or price (or both) of the contract or when a customer terminates some, or all, of the existing services provided by us. When a contract modification occurs, it requires us to exercise judgment to determine if the modification should be accounted for as:(i) a separate contract, (ii) the termination of the original contract and creation of a new contract, or (iii) a cumulative catch up adjustment to the original contract. Further, contract modifications require the identification and evaluation of the performance obligations of the modified contract, including the allocation of revenue to the remaining performance obligations and the period of recognition for each identified performance obligation.
Additional information about our revenue recognition policies is included within Note 2 to the consolidated financial statements.
Results of Operations
Components of Revenue and Expenses
The following summary describes the components of revenue and expenses as presented in our consolidated statements of income.
Processing and Services
Processing and services revenue, which in 2018 represented 85% of our total revenue, is primarily generated from account- and transaction-based fees under contracts that generally have terms of three to five years. Processing and services revenue is most reflective of our business performance as a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; depreciation and amortization; and other operating expenses.
Product
Product revenue, which in 2018 represented 15% of our total revenue, is primarily derived from integrated print and card production sales, as well as software license sales. Cost of product includes costs directly associated with the products sold and includes the following: costs of materials and software development; personnel; infrastructure costs; depreciation and amortization; and other costs directly associated with product revenue.
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

(In millions)				Percentage of Revenue (1)			Increase (Decrease)
Year ended December 31,	2018	2017	2016	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenue:
Processing and services	$4,975	$4,833	$4,625	85.4%	84.8%	84.0%	$142	3%	$208	4%
Product	848	863	880	14.6%	15.2%	16.0%	(15)	(2)%	(17)	(2)%
Total revenue	5,823	5,696	5,505	100.0%	100.0%	100.0%	127	2%	191	3%
Expenses:
Cost of processing and services	2,324	2,291	2,212	46.7%	47.4%	47.8%	33	1%	79	4%
Cost of product	745	733	747	87.9%	84.9%	84.9%	12	2%	(14)	(2)%
Sub-total	3,069	3,024	2,959	52.7%	53.1%	53.8%	45	1%	65	2%
Selling, general and administrative	1,228	1,150	1,101	21.1%	20.2%	20.0%	78	7%	49	4%
Gain on sale of businesses	(227)	(10)	—	(3.9)%	(0.2)%	—	217	n/m	10	n/m
Total expenses	4,070	4,164	4,060	69.9%	73.1%	73.8%	(94)	(2)%	104	3%
Operating income	1,753	1,532	1,445	30.1%	26.9%	26.2%	221	14%	87	6%
Interest expense	(193)	(176)	(163)	(3.3)%	(3.1)%	(3.0)%	17	10%	13	8%
Loss on early debt extinguishment	(14)	—	—	(0.2)%	—	—	14	n/m	—	—
Non-operating income (loss)	9	2	(7)	0.2%	—	(0.1)%	7	n/m	9	n/m
Income from continuing operations before income taxes and income from investments in unconsolidated affiliates	$1,555	$1,358	$1,275	26.7%	23.8%	23.2%	$197	15%	$83	7%

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

(In millions) Year ended December 31,	Payments		Financial		Corporate and Other	Total
Total revenue:
2018	$3,467		$2,395		$(39)	$5,823
2017	3,234		2,530		(68)	5,696
2016	3,090		2,477		(62)	5,505

Revenue growth:
2018	$233		$(135)		$29	$127
2018 percentage	7%		(5)%			2%
2017	$144		$53		$(6)	$191
2017 percentage	5%		2%			3%

Operating income:
2018	$1,122		$798		$(167)	$1,753
2017	1,034		849		(351)	1,532
2016	943		823		(321)	1,445

Operating income growth:
2018	$88		$(51)		$184	$221
2018 percentage	9%		(6)%			14%
2017	$91		$26		$(30)	$87
2017 percentage	10%		3%			6%

Operating margin:
2018	32.3%		33.3%			30.1%
2017	32.0%		33.5%			26.9%
2016	30.5%		33.2%			26.2%

Operating margin growth: (1)
2018	30	bps	(20)	bps		320	bps
2017	150	bps	30	bps		70	bps

(1)	Represents the basis point growth or decline in operating margin.
Total Revenue
Total revenue increased $127 million, or 2%, in 2018 and increased $191 million, or 3%, in 2017 compared to the prior years.
Revenue in our Payments segment increased $233 million, or 7%, in 2018 and increased $144 million, or 5%, in 2017 compared to the prior years. Revenue from acquired businesses contributed 2% and 1% in 2018 and 2017, respectively, to Payments segment revenue growth. Revenue growth at our card services business contributed approximately 2% and 2.5% in 2018 and 2017, respectively, to the Payments segment revenue growth largely due to increased transaction volumes. Increased volumes also drove revenue growth contributions of 1% in both 2018 and 2017 from our electronic payments business and 1% in 2018 from our biller solutions business.
Revenue in our Financial segment decreased $135 million, or 5%, in 2018 and increased $53 million, or 2%, in 2017 compared to the prior years. Dispositions, including the Lending Solutions business, reduced Financial segment revenue growth by 9% in 2018 and 1% in 2017 compared to the prior years. Partially offsetting the decline in 2018, our account processing businesses contributed 2.5% of revenue growth to the Financial segment. Our lending solutions business contributed approximately 2% to the Financial segment revenue growth in 2017, driven by increased volumes.
Revenue at Corporate and Other increased $29 million in 2018 compared to 2017, primarily due to transition services revenue from the Lending Joint Ventures. Revenue at Corporate and Other was relatively consistent in 2017 and 2016.

Total Expenses
Total expenses decreased $94 million, or 2%, in 2018 and increased $104 million, or 3%, in 2017 compared to the prior years. Total expenses as a percentage of total revenue was 69.9%, 73.1% and 73.8% in 2018, 2017 and 2016, respectively. Total expenses and total expenses as a percentage of total revenue were reduced by the $227 million gain on sale of a 55% interest of our Lending Solutions business in 2018 and by the $10 million gain on sale of our Australian item processing business in 2017.
Cost of processing and services as a percentage of processing and services revenue was 46.7%, 47.4% and 47.8% in 2018, 2017 and 2016, respectively. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by operating leverage in our recurring revenue businesses in both 2018 and 2017. In 2018, this included improvements of approximately 80 basis points from scalable revenue growth in our Payments segment, and approximately 60 basis points from our account processing businesses driven by product mix and expense management. Cost of processing and services as a percentage of processing and services revenue improvement in 2018 was partially offset by approximately 50 basis points from client-focused incremental investments.
Cost of product as a percentage of product revenue was 87.9% in 2018 and was consistent at 84.9% in 2017 and 2016. Cost of product as a percentage of product revenue in 2018 was largely impacted by additional expenses associated with product development, as well as by approximately 130 basis points due to a decrease in higher-margin software license revenue.
Selling, general and administrative expenses as a percentage of total revenue was 21.1%, 20.2% and 20.0% in 2018, 2017 and 2016, respectively. The disposition of a 55% interest of our Lending Solutions business negatively impacted selling, general and administrative expenses as a percentage of total revenue in 2018 by approximately 50 basis points. Increased costs associated with acquisitions negatively impacted selling, general and administrative expenses as a percentage of total revenue by approximately 30 basis points in 2018 and 40 basis points in 2017 compared to the prior years.
The gain on sale of businesses of $227 million in 2018 and $10 million in 2017 resulted from the sales of a 55% interest of our Lending Solutions business and our Australian item processing business, respectively.
Operating Income and Operating Margin
Total operating income increased $221 million, or 14%, in 2018 and increased $87 million, or 6%, in 2017 compared to the prior years. Total operating margin increased to 30.1% in 2018 from 26.9% in 2017 and 26.2% in 2016.
Operating income in our Payments segment increased $88 million, or 9%, in 2018 and increased $91 million, or 10%, in 2017 compared to the prior years. Operating margin was 32.3%, 32.0% and 30.5% in 2018, 2017 and 2016, respectively, increasing 30 basis points in 2018 and 150 basis points in 2017. Scalable revenue growth positively impacted Payments segment operating margin by approximately 120 basis points and 200 basis points in 2018 and 2017, respectively. Payments segment operating margin improvement was partially offset by 30 basis points in 2018 and 50 basis points in 2017 as a result of acquisitions, and by approximately 50 basis points in 2018 from client-focused incremental investments.
Operating income in our Financial segment decreased $51 million, or 6%, in 2018 and increased $26 million, or 3%, in 2017 compared to the prior years. Operating margin was 33.3%, 33.5% and 33.2% in 2018, 2017 and 2016, respectively, decreasing 20 basis points in 2018 and increasing 30 basis points in 2017. Financial segment operating margin in 2018 was reduced by approximately 130 basis points due to the disposition of a 55% interest of our Lending Solutions business and 20 basis points from client-focused incremental investments, partially offset by contributions of approximately 130 basis points from our account processing businesses related to product mix and expense management. Financial segment operating margin in 2017 was positively impacted by approximately 70 basis points from scalable revenue growth, partially offset by 30 basis points from increased expenses associated with incremental investments in innovation-based solutions.
The operating loss in Corporate and Other decreased $184 million in 2018 and increased $30 million in 2017 compared to the prior years. Corporate and Other was favorably impacted by gains of $227 million and $10 million from the sales of a 55% interest of our Lending Solutions business in 2018 and our Australian item processing business in 2017, respectively. The operating loss in Corporate and Other in 2018 compared to 2017 was primarily impacted by increased professional services expenses for data center consolidation and acquisition integration activities. The operating loss increase in 2017 was primarily attributable to increased acquisition and related integration costs of $12 million and increased employee benefit expenses, including severance, of $20 million.

Interest Expense
Interest expense increased $17 million, or 10%, in 2018 and increased $13 million, or 8%, in 2017 compared to the prior years. The interest expense increase in 2018 was primarily attributable to the issuance of $2.0 billion of fixed-rate senior notes. Higher average variable interest rates and higher average outstanding debt contributed approximately $7 million and $6 million, respectively, to increased interest expense in 2017 compared to 2016.
Loss on Early Debt Extinguishment
In 2018, we completed a cash tender offer for and redemption of our $450 million aggregate principal amount of 4.625% senior notes due October 2020, which resulted in a pre-tax loss on early debt extinguishment of $14 million.
Non-Operating Income (Loss)
Non-operating income in 2018 includes $4 million of interest income and $5 million related to the fulfillment of our stand-ready obligations to perform over the term of the Lending Joint Ventures debt guarantees and the associated release from risk. Non-operating income of $2 million in 2017 was primarily attributable to an unrealized gain on a foreign currency hedge related to our Monitise acquisition. The non-operating loss in 2016 was attributable to a non-cash write-off of a $7 million cost-method investment.
Income Tax Provision
Income tax provision as a percentage of income from continuing operations before income from investments in unconsolidated affiliates was 24.3%, 11.6% and 38.6% in 2018, 2017 and 2016, respectively. The rate in 2018 was impacted by the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), as further described below, which reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. The rate in 2017 decreased by 20.3% attributable to the Tax Act, and by 3.6% attributable to excess tax benefits from share-based compensation awards recognized as a reduction in the income tax provision as a result of the 2017 adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act made broad changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent beginning in 2018; (2) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring U.S. federal taxable income to include certain earnings of controlled foreign corporations; and (5) creating a new limitation on deductible interest expense. The provisions of the Tax Act decreased our 2017 effective tax rate by 20.3%, primarily due to the re-evaluation of the net deferred tax liability to reflect the lower federal tax rate of 21 percent.
Income from Investments in Unconsolidated Affiliates
Our share of net income from the Lending Joint Ventures and StoneRiver is reported as income from investments in unconsolidated affiliates and the related tax expense is reported within the income tax provision in the consolidated statements of income. Income from investments in unconsolidated affiliates of $10 million in 2018 was primarily comprised of our share of earnings from the Lending Joint Ventures. During 2017, StoneRiver recognized a net gain on the sale of a business, and in 2016, recognized a net gain on the sale of a business interest, resulting in our share of StoneRiver income of $32 million and $147 million in 2017 and 2016, respectively.
Income from Discontinued Operations
Income from discontinued operations in 2017 included a litigation settlement related to a prior disposition of $19 million, net of income tax of $7 million, and earnings related to an acquired business held for sale.
Net Income Per Share - Diluted from Continuing Operations
Net income per share-diluted from continuing operations was $2.87, $2.86 and $2.08 in 2018, 2017 and 2016, respectively. Net income per share-diluted from continuing operations in 2018 was favorably impacted by a gain of $0.37 per share on the sale of a 55% interest of our Lending Solutions business. Net income per share-diluted from continuing operations was favorably impacted by discrete income tax benefits associated with the Tax Act of $0.64 per share in 2017 and from our share of net investment gains, primarily from StoneRiver capital transactions, of $0.05 and $0.20 per share in 2017 and 2016, respectively. Net income per share-diluted from continuing operations was negatively impacted in 2018, 2017 and 2016 by merger and integration costs of $0.17, $0.11 and $0.08 per share, respectively. The amortization of acquisition-related intangible assets also reduced net income per share-diluted from continuing operations by $0.31, $0.25 and $0.23 per share in 2018, 2017 and 2016, respectively.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $415 million and available borrowings under our revolving credit facility of $850 million at December 31, 2018. See below under “First Data Acquisition Financing” for a description of our planned financing to fund the First Data acquisition. The following table summarizes our operating cash flow and capital expenditure amounts for the years ended December 31, 2018 and 2017, respectively.

	Year Ended December 31,		Increase (Decrease)
(In millions)	2018	2017	$	%
Income from continuing operations	$1,187	$1,232	$(45)
Depreciation and amortization	556	444	112
Share-based compensation	73	63	10
Deferred income taxes	133	(247)	380
Gain on sale of businesses	(227)	(10)	(217)
Loss on early debt extinguishment	14	—	14
Income from investments in unconsolidated affiliates	(10)	(32)	22
Dividends from unconsolidated affiliates	2	45	(43)
Non-cash impairment charges	3	18	(15)
Net changes in working capital and other	(179)	(30)	(149)
Operating cash flow	$1,552	$1,483	$69	5%
Capital expenditures	$360	$287	$73	25%
Our net cash provided by operating activities, or operating cash flow, was $1.55 billion in 2018, an increase of 5% compared to $1.48 billion in 2017. This increase was primarily due to improved operating results, partially offset by an approximate $30 million impact of accounts receivable timing, other working capital fluctuations including a $23 million tax payment resulting from new guidance issued by the Internal Revenue Service regarding the Tax Act, and $43 million of lower cash dividends received from StoneRiver. The dividends received in 2018 and 2017 represented returns on our investment and are reported in cash flows from operating activities.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, for share repurchases (after the closing of the First Data acquisition), and acquisitions, and to repay debt rather than to pay dividends. Our capital expenditures were approximately 6% and 5% of our total revenue in 2018 and 2017, respectively.
Share Repurchases
We purchased $1.91 billion and $1.17 billion of our common stock in 2018 and 2017, respectively. On each of November 16, 2016 and August 8, 2018, our board of directors authorized the purchase of up to 30.0 million shares of our common stock. As of December 31, 2018, we had approximately 26.0 million shares remaining under these authorizations. Shares repurchased are generally held for issuance in connection with our equity plans. We deferred share repurchases as of January 16, 2019 until the close of the First Data acquisition, as described below, which is expected to occur during the second half of 2019, subject to customary closing conditions, regulatory approvals and shareholder approval for both companies.
Acquisitions and Dispositions
On January 16, 2019, we announced that we had entered into a definitive merger agreement to acquire First Data in an all-stock transaction for an equity value of approximately $22 billion as of the announcement. The transaction is expected to close during the second half of 2019, subject to customary closing conditions, regulatory approvals and shareholder approval for both companies. First Data is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers.
On October 31, 2018, we acquired the debit card processing, ATM Managed Services, and Money Pass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp, for approximately $660 million including estimated post-closing working capital adjustments, contingent consideration related to earn-out provisions and future payments under a transition services agreement in excess of fair value. We funded this acquisition by utilizing existing availability under our revolving credit facility.
We completed four acquisitions in 2017 for an aggregate purchase price of $384 million, net of acquired cash, and two acquisitions in 2016 for an aggregate purchase price of $265 million. We funded these acquisitions by utilizing a combination of available cash and existing availability under our revolving credit facility.
During 2018, we sold a 55% interest of our Lending Solutions business, retaining 45% ownership interests in two joint ventures. We received gross sale proceeds of $419 million from the transactions. In addition, we completed the sale of the retail voucher business acquired in our 2017 acquisition of Monitise for proceeds of £37 million ($50 million). In 2017, we sold our Australian item processing business for approximately $17 million.
Indebtedness

	December 31,
(In millions)	2018	2017
Revolving credit facility	$1,129	$1,068
2.7% senior notes due 2020	848	846
4.75% senior notes due 2021	399	398
3.5% senior notes due 2022	697	696
3.8% senior notes due 2023	992	—
3.85% senior notes due 2025	895	894
4.2% senior notes due 2028	990	—
4.625% senior notes due 2020	—	449
Term loan	—	540
Other borrowings	9	9
Total debt (including current maturities)	$5,959	$4,900
At December 31, 2018, our debt consisted primarily of $4.8 billion of fixed-rate senior notes and $1.1 billion of revolving credit facility borrowings. Interest on our senior notes is paid semi-annually. We were in compliance with all financial debt covenants during 2018. Additional information about our debt structure and associated instruments is included in Note 6 to the consolidated financial statements.
Revolving Credit Facility
In September 2018, we entered into an amended and restated revolving credit agreement that restated our existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from April 2020 to September 2023. Borrowings under the amended and restated revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus in each case a specified margin based on our long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements. The amended and restated revolving credit facility contains various restrictions and covenants that require us, among other things, to (1) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times our consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions, and (2) maintain EBITDA of at least three times our consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. On February 6, 2019, we entered into an amendment to the amended and restated revolving credit facility to (1) amend the maximum leverage ratio covenant to permit us to elect to increase the permitted maximum leverage ratio from three and one-half times our EBITDA to either four times or four and one-half times our EBITDA for a specified period following certain acquisitions and (2) permit us to make drawings under the revolving credit facility on the closing date of our acquisition of First Data subject to only limited conditions.

On February 15, 2019, we entered into a second amendment to our existing revolving credit agreement in order to increase the aggregate commitments available thereunder by $1.5 billion and to make certain additional amendments to facilitate the operation of the combined business following the merger. The increased commitments and additional amendments will become effective upon the satisfaction or waiver of conditions that are substantially similar to the conditions to funding under the term loan facility described under “First Data Acquisition Financing” below.
Senior Notes
In September 2018, we completed an offering of $2.0 billion of senior notes comprised of $1.0 billion aggregate principal amount of 3.8% senior notes due in October 2023 and $1.0 billion aggregate principal amount of 4.2% senior notes due in October 2028. The notes pay interest semi-annually on April 1 and October 1, commencing on April 1, 2019. The interest rate applicable to these notes is subject to an increase of up to two percent in the event that the credit rating assigned to such notes is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (1) our ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, (2) our and certain of our subsidiaries’ ability to create or assume liens, and (3) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions.
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
Debt Guarantees
In connection with the sale of a 55% interest of our Lending Solutions business in March 2018, we have guaranteed underlying debt of the Lending Joint Ventures and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. This debt is comprised of variable-rate term loan facilities for an aggregate amount of $350 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $35 million with a syndicate of banks. These debt facilities mature in March 2023, and there are no outstanding borrowings on the revolving credit facilities as of December 31, 2018. We have not made any payments under the guarantees, nor have we been called upon to do so.
First Data Acquisition Financing
In connection with the definitive merger agreement to acquire First Data, on January 16, 2019, we entered into a bridge facility commitment letter pursuant to which a group of financial institutions committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17 billion for the purpose of refinancing certain indebtedness of First Data and its subsidiaries on the closing date of the merger, making cash payments in lieu of fractional shares as part of the merger consideration, and paying fees and expenses related to the merger, the refinancing and the related transactions.
On February 15, 2019, we entered into a new term loan credit agreement with a syndicate of financial institutions pursuant to which such financial institutions have committed to provide us with a senior unsecured term loan facility in an aggregate principal amount of $5.0 billion, consisting of $1.5 billion in commitments to provide loans with a three-year maturity and $3.5 billion in commitments to provide loans with a five-year maturity. The aggregate principal amount of the commitments under the term loan credit agreement have replaced a corresponding amount of the commitments in respect of the bridge facility in accordance with the terms of the bridge facility commitment letter. As a result, there are now $12.0 billion in bridge facility commitments remaining. We expect to replace these remaining commitments with permanent financing in the form of the issuance of debt securities prior to the closing of the merger.
The availability of loans under the term loan facility is subject to the satisfaction or waiver of certain conditions that are substantially consistent with the conditions to the funding of the bridge facility, including (i) the closing of the merger substantially concurrently with the funding of such loans, (ii) the absence of a material adverse effect with respect to First Data since January 16, 2019, (iii) the truth and accuracy in all material respects of certain representations and warranties, (iv) the receipt of certain certificates, and (v) the receipt of certain financial statements. Loans drawn under the term loan facility will be subject to amortization at an annual rate of 5% for the first two years and 7.5% thereafter (with loans outstanding under the five-year tranche subject to amortization at an annual rate of 10% after the fourth anniversary of the commencement of amortization), with accrued and unpaid amortization amounts required to be paid on the last business day in December of each year. Borrowings under the term loan facility will bear interest at variable rates based on LIBOR or on a base rate plus, in each case, a specified margin based on our long-term debt rating in effect from time to time. We are also required to pay a ticking fee that will accrue on the aggregate undrawn commitments under the term loan facility at a per annum rate based upon our long-

term debt rating in effect from time to time. The term loan credit agreement contains affirmative, negative and financial covenants, and events of default, that are substantially the same as those set forth in our existing revolving credit facility, as amended as described above.
Other
Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2018, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities. Such credit ratings were both affirmed in connection with our definitive merger agreement to acquire First Data.
The interest rates payable on our senior notes and revolving credit facility are subject to adjustment from time to time if Moody’s or S&P changes the debt rating applicable to the notes. If the ratings from Moody’s or S&P decrease below investment grade, the per annum interest rates on the senior notes are subject to increase by up to two percent. In no event will the total increase in the per annum interest rates exceed two percent above the original interest rates, nor will the per annum interest rate be reduced below the original interest rate applicable to the senior notes.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing. The following table details our contractual obligations at December 31, 2018:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest (1) (2)	$7,131	$224	$1,646	$3,127	$2,134
Minimum operating lease payments (1)	430	94	137	91	108
Purchase obligations (1)	500	239	127	11	123
Income tax obligations	49	3	38	8	—
Total	$8,110	$560	$1,948	$3,237	$2,365

(1)	Interest, operating lease and purchase obligations are reported on a pre-tax basis.

(2)
The calculations assume that only mandatory debt repayments are made, no additional refinancing or lending occurs, and the variable rate on the revolving credit facility is priced at the rate in effect as of December 31, 2018.

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
We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. Based on our outstanding debt with variable interest rates at December 31, 2018, a 1% increase in our borrowing rate would increase annual interest expense in 2019 by approximately $11 million.
In connection with processing electronic payments transactions, the funds we receive from subscribers are invested into short-term, highly liquid investments from the time we collect the funds until payments are made to the applicable recipients. Subscriber funds are not included in our consolidated balance sheets and can fluctuate significantly based on consumer bill payment and debit card activity. During 2018, the subscriber funds daily average balance approximated $1.3 billion. A 1% increase or decrease in applicable interest rates would not have a material impact on our annual income from continuing operations.
We conduct business in the United States and in foreign countries and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar denominated foreign investments and foreign currency transactions. We have entered into foreign currency forward exchange contracts with total notional values of approximately

$202 million as of December 31, 2018 to hedge foreign currency exposure to the Indian Rupee. In 2018, approximately 6% of our total revenue was from clients in foreign countries. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates were 10% higher or lower at December 31, 2018, there would not have been a material impact on our annual income from continuing operations or financial position.

Item 8.  Financial Statements and Supplementary Data

Fiserv, Inc.
Consolidated Statements of Income

In millions, except per share data Year ended December 31,	2018	2017	2016

Revenue:
Processing and services	$4,975	$4,833	$4,625
Product	848	863	880
Total revenue	5,823	5,696	5,505
Expenses:
Cost of processing and services	2,324	2,291	2,212
Cost of product	745	733	747
Selling, general and administrative	1,228	1,150	1,101
Gain on sale of businesses	(227)	(10)	—
Total expenses	4,070	4,164	4,060
Operating income	1,753	1,532	1,445
Interest expense	(193)	(176)	(163)
Loss on early debt extinguishment	(14)	—	—
Non-operating income (loss)	9	2	(7)
Income from continuing operations before income taxes and income from investments in unconsolidated affiliates	1,555	1,358	1,275
Income tax provision	(378)	(158)	(492)
Income from investments in unconsolidated affiliates	10	32	147
Income from continuing operations	1,187	1,232	930
Income from discontinued operations, net of income taxes	—	14	—
Net income	$1,187	$1,246	$930

Net income per share - basic:
Continuing operations	$2.93	$2.92	$2.11
Discontinued operations	—	0.03	—
Total	$2.93	$2.95	$2.11
Net income per share - diluted:
Continuing operations	$2.87	$2.86	$2.08
Discontinued operations	—	0.03	—
Total	$2.87	$2.89	$2.08

Shares used in computing net income per share:
Basic	405.5	422.3	440.6
Diluted	413.7	431.3	447.8

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income

In millions Year ended December 31,	2018	2017	2016

Net income	$1,187	$1,246	$930
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax (benefit) provision of ($2 million) and $2 million	(5)	4	—
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $0	(1)	—	—
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $2 million, $4 million and $5 million	4	6	7
Foreign currency translation	(11)	12	(9)
Total other comprehensive (loss) income	(13)	22	(2)
Comprehensive income	$1,174	$1,268	$928

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets

In millions December 31,	2018	2017

Assets
Cash and cash equivalents	$415	$325
Trade accounts receivable, less allowance for doubtful accounts	1,049	997
Prepaid expenses and other current assets	760	603
Assets held for sale	—	50
Total current assets	2,224	1,975
Property and equipment, net	398	390
Intangible assets, net	2,143	1,882
Goodwill	5,702	5,590
Contract costs, net	419	84
Other long-term assets	376	368
Total assets	$11,262	$10,289
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,626	$1,359
Current maturities of long-term debt	4	3
Contract liabilities	380	576
Total current liabilities	2,010	1,938
Long-term debt	5,955	4,897
Deferred income taxes	745	552
Long-term contract liabilities	89	54
Other long-term liabilities	170	117
Total liabilities	8,969	7,558
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800.0 million shares authorized; 791.4 million shares issued	8	8
Additional paid-in capital	1,057	1,031
Accumulated other comprehensive loss	(67)	(54)
Retained earnings	11,635	10,240
Treasury stock, at cost, 398.9 million and 376.3 million shares	(10,340)	(8,494)
Total shareholders’ equity	2,293	2,731
Total liabilities and shareholders’ equity	$11,262	$10,289

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Shareholders’ Equity

	Number of Shares		Amount
In millions	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at January 1, 2016	791	340	$8	$948	$(74)	$8,064	$(6,286)	$2,660
Net income						930		930
Other comprehensive loss					(2)			(2)
Share-based compensation				68				68
Shares issued under stock plans including income tax benefits		(4)		—			83	83
Purchases of treasury stock		24					(1,198)	(1,198)
Balance at December 31, 2016	791	360	8	1,016	(76)	8,994	(7,401)	2,541
Net income						1,246		1,246
Other comprehensive income					22			22
Share-based compensation				63				63
Shares issued under stock plans		(4)		(48)			78	30
Purchases of treasury stock		20					(1,171)	(1,171)
Balance at December 31, 2017	791	376	8	1,031	(54)	10,240	(8,494)	2,731
Net income						1,187		1,187
Other comprehensive loss					(13)			(13)
Share-based compensation				73				73
Shares issued under stock plans		(3)		(47)			69	22
Purchases of treasury stock		26					(1,915)	(1,915)
Cumulative-effect adjustment of ASU 2014-09 adoption						208		208
Cumulative-effect adjustment of ASU 2017-12 adoption					3	(3)		—
Cumulative-effect adjustment of ASU 2018-02 adoption					(3)	3		—
Balance at December 31, 2018	791	399	$8	$1,057	$(67)	$11,635	$(10,340)	$2,293

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows

In millions Year ended December 31,	2018	2017	2016

Cash flows from operating activities:
Net income	$1,187	$1,246	$930
Adjustment for discontinued operations	—	(14)	—
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	393	285	263
Amortization of acquisition-related intangible assets	163	159	158
Share-based compensation	73	63	68
Excess tax benefits from share-based awards	—	—	(51)
Deferred income taxes	133	(247)	21
Gain on sale of businesses	(227)	(10)	—
Loss on early debt extinguishment	14	—	—
Income from investments in unconsolidated affiliates	(10)	(32)	(147)
Dividends from unconsolidated affiliates	2	45	151
Non-cash impairment charges	3	18	17
Other operating activities	(10)	(4)	(2)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(108)	(75)	(88)
Prepaid expenses and other assets	(6)	(37)	(64)
Contract costs	(137)	(29)	(14)
Accounts payable and other liabilities	116	54	172
Contract liabilities	(34)	61	17
Net cash provided by operating activities from continuing operations	1,552	1,483	1,431
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(360)	(287)	(290)
Proceeds from sale of businesses	419	17	—
Payments for acquisitions of businesses, net of cash acquired	(712)	(384)	(265)
Purchases of investments	(3)	(10)	(1)
Other investing activities	(7)	7	2
Net cash used in investing activities from continuing operations	(663)	(657)	(554)
Cash flows from financing activities:
Debt proceeds	5,039	2,310	2,126
Debt repayments, including redemption and other costs	(4,005)	(1,985)	(1,863)
Proceeds from issuance of treasury stock	75	78	79
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,946)	(1,223)	(1,245)
Excess tax benefits from share-based awards	—	—	51
Other financing activities	(5)	—	—
Net cash used in financing activities from continuing operations	(842)	(820)	(852)
Net change in cash and cash equivalents from continuing operations	47	6	25
Net change in cash and cash equivalents from discontinued operations	43	19	—
Cash and cash equivalents, beginning balance	325	300	275
Cash and cash equivalents, ending balance	$415	$325	$300
Discontinued operations cash flow information:
Net cash (used in) provided by operating activities	$(7)	$19	$—
Net cash provided by investing activities	50	—	—
Net change in cash and cash equivalents from discontinued operations	$43	$19	$—

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Description of the Business
Fiserv, Inc. and its subsidiaries (collectively, the “Company”) provide financial services technology to clients worldwide, including banks, credit unions, investment management firms, leasing and finance companies, billers, retailers, and merchants. The Company provides account processing systems, electronic payments processing products and services, internet and mobile banking systems, and related services. The Company is principally located in the United States where it operates data and transaction processing centers, provides technology support, develops software and payment solutions, and offers consulting services.
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
Stock Split
On February 21, 2018, the Company’s board of directors declared a two-for-one stock split of the Company’s common stock and a proportionate increase in the number of its authorized shares of common stock. The additional shares were distributed on March 19, 2018 to shareholders of record at the close of business on March 5, 2018. The Company’s common stock began trading at the split-adjusted price on March 20, 2018. All share and per share amounts are retroactively presented on a split adjusted basis. The impact on the consolidated balance sheets of the stock split was an increase of $4 million to common stock and an offsetting reduction in additional paid-in capital, which has been retroactively restated.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Income Statement Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects of the change in the U.S. federal corporate tax rate resulting from the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. ASU 2018-02 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-02 in the first quarter of 2018, and elected to reclassify the Tax Act income tax benefits of $3 million from accumulated other comprehensive loss to retained earnings.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. The standard requires that all tax effects related to share-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. For public entities, ASU 2016-09 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The recognition of all excess tax benefits and tax deficiencies in the income statement, as well as related changes to the computation of diluted earnings per share, is to be applied prospectively. The impact of this standard on the Company’s consolidated financial statements depends on the intrinsic value of share-based compensation awards at the time of exercise or vesting, resulting in more variability in effective tax rates and net earnings, and also impacting the dilution of common stock equivalents. The Company adopted ASU 2016-09 effective January 1, 2017. As a result of this adoption, the Company recorded excess tax benefits related to share-based compensation awards of $34 million and $48 million in 2018 and 2017, respectively, in the income tax provision, whereas such benefits were previously recognized in equity. These benefits were partially offset by an increase in the dilution of common stock equivalents for calculating diluted earnings per share. The Company elected to apply the change in presentation in the statement of cash flows prospectively, and as a result, excess tax benefits are classified as operating activities when realized through reductions to subsequent tax payments. The treatment of forfeitures did not change as the Company elected to continue its current practice of estimating expected forfeitures.
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
The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition approach applied to all contracts, which resulted in a cumulative-effect increase in the opening balance of retained earnings of $208 million, primarily related to the deferral of incremental sales commissions incurred in obtaining contracts in prior periods. Under this transition approach, the Company has not restated the prior period consolidated financial statements presented; however, it has provided additional disclosures related to the amount by which each relevant 2018 financial statement line item was affected by adoption of the new standard and explanations for significant changes (see Note 2).
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees by largely aligning it with the accounting for share-based payments to employees. For public entities, ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Entities must apply the standard, using a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for all liability-classified nonemployee awards that have not been settled as of the adoption date and equity-classified nonemployee awards for which a measurement date has not been established. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The recognized liability is measured at the present value of lease payments not yet paid, and the corresponding asset represents the lessee’s right to use the underlying asset over the lease term and is based on the liability, subject to certain adjustments. For income statement and statement of cash flow purposes, the standard retains the dual model with leases classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard prescribes a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. ASU No. 2018-11 provides an additional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For public entities, ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted.

The Company adopted the new standard effective January 1, 2019 using the optional transition method in ASU 2018-11. Under this method, the Company will not adjust its comparative period financial statements for the effects of the new standard or make the new, expanded required disclosures for periods prior to the effective date. The Company elected the package of practical expedients permitted under the transition guidance in ASU 2016-02 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate.
The Company has identified and implemented appropriate changes for adopting this new lease standard on its consolidated financial statements, including changes to related disclosures, accounting policies, and necessary control, process and system changes. The adoption of the new lease standard resulted in the recognition of lease liabilities of approximately $375 million and right-of-use assets of approximately $350 million, which include the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheet as of January 1, 2019 for real and personal property operating leases. The adoption of ASU 2016-02 will not have a material impact on the Company’s consolidated statements of income or consolidated statements of cash flows.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt is described in Note 6 and was based on quoted prices in active markets for the Company’s senior notes (level 1 of the fair value hierarchy). The fair value of the Company’s revolving credit facility borrowings approximates carrying value as the underlying interest rate is variable based on LIBOR. The aggregate fair values of the Company’s debt guarantee arrangements (see Note 5) approximate the $29 million carrying values at December 31, 2018 (level 3 of the fair value hierarchy).
The estimated fair value of the contingent consideration liability of $12 million at December 31, 2018 related to the acquisition of Elan Financial Services (see Note 3) was based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the earn-out criteria (level 3 of the fair value hierarchy). This estimated fair value has not changed since the acquisition date. The Company’s contingent consideration liability, originally estimated at a fair value of $15 million (level 3 of the fair value hierarchy), arising from its acquisition of Online Banking Solutions, Inc. was adjusted to $5 million at December 31, 2018 based on a reduced likelihood of achieving the various earn-out criteria. The $10 million non-cash fair value adjustment was recorded to selling, general and administrative expense in the consolidated statement of income for the year ended December 31, 2018.
The contingent consideration and debt guarantee liabilities are reported primarily in other long-term liabilities in the consolidated balance sheets.
Derivatives
Derivatives are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative are recognized in earnings. To the extent the fair value hedge is effective, there is an offsetting adjustment to the basis of the item being hedged. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes.
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

Revenue Recognition
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments using the modified retrospective transition approach applied to all contracts. Prior period amounts have not been restated; however, certain prior period amounts have been reclassified to conform to current period presentation. Additional information about the Company’s revenue recognition policies and the related impact of the adoption is included in Note 2 to the consolidated financial statements.
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
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $18 million and $15 million at December 31, 2018 and 2017, respectively.
Prepaid Expenses
Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $158 million and $136 million at December 31, 2018 and 2017, respectively.
Settlement Assets and Obligations
Settlement assets of $486 million and $385 million were included in prepaid expenses and other current assets at December 31, 2018 and 2017, respectively, and settlement obligations of $480 million and $379 million were included in accounts payable and accrued expenses at December 31, 2018 and 2017, respectively. Settlement assets and obligations result from timing differences between collection and fulfillment of payment transactions primarily associated with the Company’s walk-in and expedited bill payment service businesses. Settlement assets represent cash received or amounts receivable from agents, payment networks or directly from consumers. Settlement obligations represent amounts payable to clients and payees.
Property and Equipment
Property and equipment are reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2018	2017
Land	—	$10	$13
Data processing equipment	3 to 5 years	775	726
Buildings and leasehold improvements	5 to 40 years	256	255
Furniture and equipment	5 to 8 years	186	182
		1,227	1,176
Less: accumulated depreciation		(829)	(786)
Total		$398	$390
Depreciation expense for all property and equipment totaled $92 million in each of 2018 and 2017, and $90 million in 2016.

Intangible Assets
Intangible assets consisted of the following at December 31:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2018
Customer related intangible assets	$2,642	$1,294	$1,348
Acquired software and technology	591	490	101
Trade names	120	71	49
Capitalized software development costs	810	314	496
Purchased software	261	112	149
Total	$4,424	$2,281	$2,143

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2017
Customer related intangible assets	$2,293	$1,168	$1,125
Acquired software and technology	579	460	119
Trade names	117	64	53
Capitalized software development costs	737	282	455
Purchased software	241	111	130
Total	$3,967	$2,085	$1,882
Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized over their estimated useful lives, generally ten to twenty years. Acquired software and technology represents software and technology intangible assets obtained as part of acquired businesses and are amortized over their estimated useful lives, generally four to eight years. Trade names are amortized over their estimated useful lives, generally eight to twenty years. Amortization expense for acquired intangible assets, which include customer related intangible assets, acquired software and technology, and trade names, totaled $163 million, $159 million and $158 million in 2018, 2017 and 2016, respectively.
The Company continually develops, maintains and enhances its products and systems. Product development expenditures represented approximately 8% of the Company’s total revenue in each of 2018, 2017 and 2016. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.
Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Capitalized software development costs are amortized over their estimated useful lives, generally five years. Gross software development costs capitalized for new products and enhancements to existing products totaled $193 million, $159 million and $143 million in 2018, 2017 and 2016, respectively. Amortization of previously capitalized software development costs that have been placed into service was $137 million, $123 million and $106 million in 2018, 2017 and 2016, respectively.
Purchased software represents software licenses purchased from third parties and is amortized over their estimated useful lives, generally three to five years. Amortization of purchased software totaled $47 million, $44 million and $40 million in 2018, 2017 and 2016, respectively.
The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at December 31, 2018 will be approximately $180 million in 2019, $160 million in 2020, $150 million in each of 2021 and 2022, and $140 million in 2023. Amortization expense with respect to capitalized and purchased software recorded at December 31, 2018 is estimated to approximate $210 million in 2019.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level or one level below. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of the reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting units are less than their respective carrying values. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to its reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test by comparing reporting unit carrying values to estimated fair values. No impairment was identified in the Company’s annual impairment assessment in the fourth quarter of 2018 as the estimated fair values of the respective reporting units exceeded the carrying values. In addition, there is no accumulated impairment loss through December 31, 2018. The changes in goodwill during 2018 and 2017 were as follows:

(In millions)	Payments	Financial	Total
Goodwill - December 31, 2016	$3,610	$1,763	$5,373
Acquired goodwill	146	71	217
Disposed goodwill	—	(3)	(3)
Foreign currency adjustments	1	2	3
Goodwill - December 31, 2017	3,757	1,833	5,590
Acquired goodwill	240	7	247
Disposed goodwill	—	(131)	(131)
Foreign currency adjustments	(1)	(3)	(4)
Goodwill - December 31, 2018	$3,996	$1,706	$5,702
Asset Impairment
The Company reviews property and equipment, intangible assets and its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reviews capitalized software development costs for impairment at each balance sheet date. Recoverability of property and equipment, capitalized software development costs, and other intangible assets is assessed by comparing the carrying amount of the asset to either the undiscounted future cash flows expected to be generated by the asset or the net realizable value of the asset, depending on the type of asset. The Company’s investments in unconsolidated affiliates are assessed by comparing the carrying amount of the investments to their estimated fair values and are impaired if any decline in fair value is determined to be other than temporary. Measurement of any impairment loss is based on estimated fair value.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at December 31:

(In millions)	2018	2017
Trade accounts payable	$127	$80
Client deposits	564	481
Settlement obligations	480	379
Accrued compensation and benefits	199	198
Other accrued expenses	256	221
Total	$1,626	$1,359

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
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2017	$(14)	$(38)	$(2)	$(54)
Other comprehensive loss before reclassifications	(5)	(11)	—	(16)
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive loss	(2)	(11)	—	(13)
Cumulative-effect adjustment of ASU 2017-12 adoption from retained earnings	3	—	—	3
Cumulative-effect adjustment of ASU 2018-02 adoption to retained earnings	(3)	—	—	(3)
Balance at December 31, 2018	$(16)	$(49)	$(2)	$(67)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2016	$(24)	$(50)	$(2)	$(76)
Other comprehensive income before reclassifications	4	12	—	16
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive income	10	12	—	22
Balance at December 31, 2017	$(14)	$(38)	$(2)	$(54)
Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2018, the Company estimates that it will recognize approximately $6 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of December 31, 2018, the notional amount of these derivatives was $202 million, and the fair value was nominal. As of December 31, 2017, the notional amount of these derivatives was $150 million, and the fair value totaling $8 million was reported in prepaid expenses and other current assets in the consolidated balance sheet. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2018, the Company estimates that it will recognize losses of approximately $1 million in cost of processing and services during the next twelve months as foreign currency forward exchange contracts settle.
Net Income Per Share
Net income per share in each period is calculated using actual, unrounded amounts. Basic net income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options and restricted stock units and are computed using the treasury stock method. In 2018,

2017 and 2016, the Company excluded 1.1 million, 1.3 million and 1.6 million weighted-average shares, respectively, from the calculations of common stock equivalents for anti-dilutive stock options.
The computation of shares used in calculating basic and diluted net income per share is as follows:

(In millions)	2018	2017	2016
Weighted-average common shares outstanding used for the calculation of net income per share - basic	405.5	422.3	440.6
Common stock equivalents	8.2	9.0	7.2
Weighted-average common shares outstanding used for the calculation of net income per share - diluted	413.7	431.3	447.8
Supplemental Cash Flow Information

(In millions)	2018	2017	2016
Interest paid	$165	$160	$147
Income taxes paid	259	409	408
Treasury stock purchases settled after the balance sheet date	26	5	10
2. Revenue Recognition
Revenue Recognition During the Year Ended December 31, 2018
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”) effective January 1, 2018 using the modified retrospective transition approach applied to all contracts. Therefore, the reported results for the year ended December 31, 2018 reflect the application of ASC 606 while the reported results for the years ended December 31, 2017 and December 31, 2016 were not adjusted and continue to be reported under the accounting guidance, ASC 605, Revenue Recognition (“ASC 605”), in effect for the prior periods. The cumulative impact of adopting ASC 606 was an increase in the opening balance of retained earnings of $208 million, primarily related to the deferral of incremental sales commissions incurred in obtaining contracts in prior periods.
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
The Company recognizes processing and services revenues in the period in which the specific service is performed unless they are not deemed distinct from other goods or services in which revenue would then be recognized as control is transferred of the combined goods and services. The Company’s arrangements for processing and services typically consist of an obligation to provide specific services to its customers on a when and if needed basis (a stand-ready obligation) and revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer. These services are typically provided under a fixed or declining (tier-based) price per unit based on volume of service; however, pricing for services may also be based on minimum monthly usage fees. Fees for the Company’s processing and services arrangements are typically billed and paid on a monthly basis.
Product
Product revenue is generated from integrated print and card production sales, as well as software license sales. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery, assuming a contract is deemed to exist. Revenue for arrangements with customers that include significant customization, modification or production of software such that the software is not distinct is typically recognized over time based upon efforts expended, such as labor hours, to measure progress towards completion. For arrangements involving hosted licensed software for the customer, a software element is considered present to the extent the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either operate the software on their own hardware or contract with another vendor to host the software. In certain instances, the Company may offer extended payment terms beyond one year on its software license sales. To the extent a significant financing component exists, it is calculated as the difference between the promised consideration and the present value of the software license fees utilizing a discount rate reflective of a separate financing transaction, and is recognized as interest income over the extended payment period. The cash selling price of the software license fee is recognized as revenue at the point in time when the software is transferred to the customer.
Significant Judgments in Application of the Guidance
The Company uses the following methods, inputs, and assumptions in determining amounts of revenue to recognize:
Identification of Performance Obligations
To identify its performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. For multi-element arrangements, the Company accounts for individual goods or services as a separate performance obligation if they are distinct, the good or service is separately identifiable from other items in the arrangement, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. Determining whether goods or services are distinct performance obligations that should be accounted for separately may require significant judgment.
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
Allocation of Transaction Price
The transaction price (including any discounts) is allocated between separate goods and services in a multi-element arrangement based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells each good or service. For items that are not sold separately, the Company estimates the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. In instances where there are observable selling prices for professional services and support and maintenance, the Company may apply the residual approach to estimate the standalone selling price of software licenses. Significant judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount the Company expects to receive in exchange for the related good or service.
Contract Modifications
Contract modifications occur when the Company and its customers agree to modify existing customer contracts to change the scope or price (or both) of the contract or when a customer terminates some, or all, of the existing services provided by the Company. When a contract modification occurs, it requires the Company to exercise judgment to determine if the modification should be accounted for as: (i) a separate contract, (ii) the termination of the original contract and creation of a new contract, or (iii) a cumulative catch up adjustment to the original contract. Further, contract modifications require the identification and evaluation of the performance obligations of the modified contract, including the allocation of revenue to the remaining performance obligations and the period of recognition for each identified performance obligation.
Revenue Recognition During the Years Ended December 31, 2017 and December 31, 2016
The Company generates revenue from the delivery of processing, service and product solutions. Revenue is recognized when written contracts are signed, delivery has occurred, the fees are fixed or determinable, and collectibility is reasonably assured.
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
Disaggregation of Revenue
The table below present the Company’s revenue disaggregated by major business, including a reconciliation with its reportable segments. Most of the Company’s revenue is earned domestically within these major businesses with revenue from clients outside the United States comprising approximately 6% of total revenue.

(In millions)	Reportable Segments
Year Ended December 31, 2018	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$1,460	$—	$—	$1,460
Card and Related Services	1,682	—	—	1,682
Other	325	—	—	325
Total Payments	3,467	—	—	3,467
Account and Item Processing	—	2,094	—	2,094
Lending Solutions	—	54	—	54
Other	—	247	—	247
Total Financial	—	2,395	—	2,395
Corporate and Other	—	—	(39)	(39)
Total Revenue	$3,467	$2,395	$(39)	$5,823
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

(In millions)	December 31, 2018	January 1, 2018
Contract assets	$171	$158
Contract liabilities	469	520
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
During the year ended December 31, 2018, contract liabilities decreased primarily due to the recognition of deferred termination fee revenue. The Company recognized $450 million of revenue during the year ended December 31, 2018 that was included in the contract liability balance at the beginning of the period, which exceeded advance cash receipts for services yet to be provided.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

(In millions)
December 31, 2018	2019	2020	2021	2022	Thereafter
Processing and services	$1,061	$836	$678	$480	$566
Product	38	30	20	13	9
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

Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist primarily of sales commissions incurred only if a contract is obtained, and customer conversion or implementation related costs. Capitalized sales commissions and conversion or implementation costs totaled $322 million and $97 million, respectively, at December 31, 2018.
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are primarily included in selling, general and administrative expenses and totaled $106 million during the year ended December 31, 2018. Impairment losses recognized during the year ended December 31, 2018 related to capitalized contract costs were not significant.
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
Impacts on Financial Statements
The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated financial statements as of and for the year ended December 31, 2018.

Consolidated Statement of Income

(In millions)	Impact of changes in accounting policies
Year Ended December 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Revenue:
Processing and services	$4,975	$(26)	$4,949
Product	848	(24)	824
Total revenue	5,823	(50)	5,773
Expenses:
Cost of processing and services	2,324	3	2,327
Cost of product	745	(2)	743
Selling, general and administrative	1,228	16	1,244
Gain on sale of business	(227)	(3)	(230)
Total expenses	4,070	14	4,084
Operating income	1,753	(64)	1,689
Interest expense	(193)	—	(193)
Loss on early debt extinguishment	(14)	—	(14)
Non-operating income	9	(1)	8
Income before income taxes and income from investments in unconsolidated affiliates	1,555	(65)	1,490
Income tax provision	(378)	14	(364)
Income from investments in unconsolidated affiliates	10	—	10
Net income	$1,187	$(51)	$1,136

Net income per share – basic	$2.93	$(0.13)	$2.80
Net income per share – diluted	$2.87	$(0.12)	$2.75

Shares used in computing net income per share:
Basic	405.5	—	405.5
Diluted	413.7	—	413.7

Consolidated Statement of Comprehensive Income

(In millions)	Impact of changes in accounting policies
Year Ended December 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Net income	$1,187	$(51)	$1,136
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit of $2 million	(5)	—	(5)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $0	(1)	—	(1)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $2 million	4	—	4
Foreign currency translation	(11)	—	(11)
Total other comprehensive loss	(13)	—	(13)
Comprehensive income	$1,174	$(51)	$1,123

Consolidated Balance Sheet

(In millions)	Impact of changes in accounting policies
December 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Assets
Cash and cash equivalents	$415	$—	$415
Trade accounts receivable, less allowance for doubtful accounts	1,049	(11)	1,038
Prepaid expenses and other current assets	760	19	779
Total current assets	2,224	8	2,232
Property and equipment, net	398	—	398
Intangible assets, net	2,143	—	2,143
Goodwill	5,702	—	5,702
Contract costs, net	419	(339)	80
Other long-term assets	376	102	478
Total assets	$11,262	$(229)	$11,033
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,626	$(11)	$1,615
Current maturities of long-term debt	4	—	4
Contract liabilities	380	101	481
Total current liabilities	2,010	90	2,100
Long-term debt	5,955	—	5,955
Deferred income taxes	745	(82)	663
Long-term contract liabilities	89	21	110
Other long-term liabilities	170	—	170
Total liabilities	8,969	29	8,998
Total shareholders’ equity	2,293	(258)	2,035
Total liabilities and shareholders’ equity	$11,262	$(229)	$11,033

Consolidated Statement of Cash Flows

(In millions)	Impact of changes in accounting policies
Year Ended December 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Cash flows from operating activities:
Net income	$1,187	$(51)	$1,136
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	393	(74)	319
Amortization of acquisition-related intangible assets	163	—	163
Share-based compensation	73	—	73
Deferred income taxes	133	(14)	119
Gain on sale of businesses	(227)	(3)	(230)
Loss on early debt extinguishment	14	—	14
Income from investments in unconsolidated affiliates	(10)	—	(10)
Dividends from unconsolidated affiliates	2	—	2
Non-cash impairment charges	3	—	3
Other operating activities	(10)	—	(10)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(108)	31	(77)
Prepaid expenses and other assets	(6)	(2)	(8)
Contract costs	(137)	98	(39)
Accounts payable and other liabilities	116	(4)	112
Contract liabilities	(34)	19	(15)
Net cash provided by operating activities from continuing operations	1,552	—	1,552
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(360)	—	(360)
Proceeds from sale of businesses	419	—	419
Payments for acquisitions of businesses, net of cash acquired	(712)	—	(712)
Purchases of investments	(3)	—	(3)
Other investing activities	(7)	—	(7)
Net cash provided by investing activities from continuing operations	(663)	—	(663)
Cash flows from financing activities:
Debt proceeds	5,039	—	5,039
Debt repayments, including redemption and other costs	(4,005)	—	(4,005)
Proceeds from issuance of treasury stock	75	—	75
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,946)	—	(1,946)
Other financing activities	(5)	—	(5)
Net cash used in financing activities from continuing operations	(842)	—	(842)
Net change in cash and cash equivalents from continuing operations	47	—	47
Net change in cash and cash equivalents from discontinued operations	43	—	43
Cash and cash equivalents, beginning balance	325	—	325
Cash and cash equivalents, ending balance	$415	$—	$415
Discontinued operations cash flow information:
Net cash used in operating activities	$(7)	$—	$(7)
Net cash provided by investing activities	50	—	50
Net change in cash and cash equivalents from discontinued operations	$43	$—	$43

3. Acquisitions and Dispositions
Acquisitions
On October 31, 2018, the Company acquired the debit card processing, ATM Managed Services, and MoneyPass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp (“Elan”), for approximately $660 million. Such purchase price includes an initial cash payment of $691 million, less post-closing working capital adjustments of $57 million, plus contingent consideration related to earn-out provisions estimated at a fair value of $12 million and future payments under a transition services agreement estimated to be in excess of fair value of $14 million. This acquisition, included within the Payments segment, deepens the Company’s presence in debit card processing, broadens its client reach and scale, and provides new solutions to enhance the value proposition for its existing debit solution clients.
The preliminary allocation of purchase price recorded for Elan was as follows:

(In millions)
Trade accounts receivable	$20
Prepaid expenses and other current assets	94
Property and equipment	9
Intangible assets	353
Goodwill	240
Accounts payable and other current liabilities	(56)
Total purchase price	$660
The amounts allocated to goodwill and intangible assets were based on preliminary valuations and are subject to final adjustment. Goodwill, expected to be deductible for tax purposes, is primarily attributed to synergies, including the migration of Elan’s clients to the Company’s debit platform, and the anticipated value created by selling the Company’s products and services outside of card payments to Elan’s existing client base. The values allocated to intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Customer related intangible assets	$350	15 years
Trade name	3	8 years
	$353	15 years
In conjunction with the acquisition, the Company entered into a transition services agreement for the provision of certain processing, network, administrative and managed services for a period of two years. Amounts, reflective of their associated fair value, transacted through this agreement approximated $12 million for the year ended December 31, 2018 and were recognized as cost of processing and services in the consolidated statements of income. The results of operations for Elan, including $29 million of revenue and $6 million of operating income including $4 million of acquired intangible asset amortization, have been included within the accompanying consolidated statement of income from the date of acquisition. Pro forma information for Elan is not provided as it did not have a material effect on the Company’s consolidated results of operations.
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

The Company acquired these four businesses for an aggregate purchase price of $384 million, net of $33 million of acquired cash, along with earn-out provisions estimated at a fair value of $15 million (see Note 1). The purchase price allocations for these acquisitions resulted in acquired software and technology and customer related intangible assets totaling $163 million and goodwill of $217 million. The other net assets of $19 million include $50 million of assets held for sale and approximately $20 million of deferred tax liabilities. The purchase price allocations were finalized for the OBS and PCLender acquisitions in 2017 and for the Dovetail and Monitise acquisitions in the first quarter of 2018, and did not materially change from the preliminary allocations. The goodwill from these acquisitions is primarily attributed to synergies and the anticipated value created by selling the products and services that these businesses provide into the Company’s existing client base. Approximately $70 million of the goodwill is expected to be deductible for tax purposes. The values allocated to intangible assets are as follows:

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
4. Discontinued Operations
Income from discontinued operations in 2017 included a litigation settlement related to a prior disposition of $19 million, net of income tax of $7 million, and earnings related to an acquired business held for sale as described below.
On January 10, 2018, the Company completed the sale of the retail voucher business, MyVoucherCodes, acquired as part of its acquisition of Monitise in September 2017 for proceeds of £37 million ($50 million). The corresponding assets of $50 million, consisting primarily of goodwill, were presented as held for sale in the Company’s consolidated balance sheet at December 31, 2017, and the corresponding proceeds received in 2018 are presented within discontinued operations since the business was never considered part of the Company’s ongoing operations. There was no impact to operating income or gain/loss recognized on the sale in 2018.
Cash flows from discontinued operations in 2018 also included tax payments of $7 million related to income recognized in 2017 from the litigation settlement described above.
5. Investments in Unconsolidated Affiliates
Lending Joint Ventures
On March 29, 2018, the Company completed the sale of a 55% controlling interest of each of Fiserv Automotive Solutions, LLC and Fiserv LS LLC, which were subsidiaries of the Company that owned its Lending Solutions business (collectively, the “Lending Joint Ventures”), to funds affiliated with Warburg Pincus LLC. The Lending Joint Ventures, which were reported within the Financial segment, included all of the Company’s automotive loan origination and servicing products, as well as its LoanServTM mortgage and consumer loan servicing platform. The Company received gross sale proceeds of $419 million from the transactions. The Company recognized a pre-tax gain on the sale of $227 million, with the related tax expense of $77 million recorded through the income tax provision, in the consolidated statements of income. The pre-tax gain includes

$124 million related to the remeasurement of the Company’s 45% retained interests based upon the estimated enterprise value of the Lending Joint Ventures. Contingent consideration of up to $20 million under defined special distribution provisions within the transaction agreements is being accounted for by the Company as a gain contingency and will therefore be recognized in future periods to the extent the contingency is resolved and thereby realized. The Company’s remaining 45% ownership interests in the Lending Joint Ventures are accounted for as equity method investments, with the Company’s share of net income reported as income from investments in unconsolidated affiliates and the related tax expense reported within the income tax provision in the consolidated statements of income. The Company’s investment in the Lending Joint Ventures was $65 million at December 31, 2018 and is reported within other long-term assets in the consolidated balance sheet. The revenues and expenses of the Lending Joint Ventures after the sale transactions are not included in the Company’s consolidated statements of income. The Company’s consolidated financial statements for all periods prior to the sale transactions include the revenues, expenses and cash flows of the Lending Joint Ventures.
Prior to the sale transactions described above, the Lending Joint Ventures entered into variable-rate term loan facilities for an aggregate amount of $350 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $35 million with a syndicate of banks, which transferred to the Lending Joint Ventures as part of the sale. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. These debt facilities mature in March 2023, and there are no outstanding borrowings on the revolving credit facilities as of December 31, 2018. The Company recorded an initial $34 million liability as a reduction to the gain on sale transactions for the estimated fair value of its obligations to stand ready to perform over the term of the guarantees, which is reported primarily within other long-term liabilities in the consolidated balance sheet. Such guarantees will be amortized in future periods over the contractual term. In 2018, the Company recognized $5 million within non-operating income in its consolidated statements of income related to its release from risk under the guarantees. The Company has not made any payments under the guarantees, nor has it been called upon to do so. In conjunction with the sale transactions described above, the Company also entered into certain transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to the Lending Joint Ventures. Amounts transacted through these agreements approximated $30 million in 2018, of which $28 million was recognized as processing and services revenue in the consolidated statements of income.
StoneRiver Group, L.P.
The Company owns a 49% interest in StoneRiver Group, L.P. (“StoneRiver”), which is accounted for as an equity method investment. The Company reports its share of StoneRiver’s net income as income from investment in unconsolidated affiliate, with the related tax expense reported within the income tax provision, in the consolidated statements of income. The Company’s investment in StoneRiver was zero at December 31, 2018 and 2017. In 2018, 2017 and 2016, the Company received cash dividends from StoneRiver of $2 million, $45 million and $151 million, respectively, which were funded from capital transactions. The dividends, in their entirety, represented returns on the Company’s investment and are reported in cash flows from operating activities.
During the first quarter of 2017, StoneRiver recognized a gain on the sale of a business. The Company’s pre-tax share of the gain was $26 million, with related tax expense of $9 million. During 2017, the Company received cash dividends of $45 million from StoneRiver, which were funded from sale transactions and recorded as reductions in the Company’s investment in StoneRiver. These dividends exceeded the Company’s investment carrying amount, resulting in the reduction of its investment balance to zero, with the excess cash dividend of $6 million recorded as income, and related tax expense of $2 million, in 2017.
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

6. Long-Term Debt
The Company’s long-term debt, net of discounts and debt issuance costs, consisted of the following at December 31:

(In millions)	2018	2017
Revolving credit facility	$1,129	$1,068
2.7% senior notes due 2020	848	846
4.75% senior notes due 2021	399	398
3.5% senior notes due 2022	697	696
3.8% senior notes due 2023	992	—
3.85% senior notes due 2025	895	894
4.2% senior notes due 2028	990	—
4.625% senior notes due 2020	—	449
Term loan	—	540
Other borrowings	9	9
Total debt	5,959	4,900
Less: current maturities	(4)	(3)
Long-term debt	$5,955	$4,897
The estimated fair value of total debt was $6.0 billion and $5.0 billion at December 31, 2018 and 2017, respectively. The Company was in compliance with all financial debt covenants during 2018. Annual maturities of the Company’s total debt were as follows at December 31, 2018:

(In millions)
Year ending December 31,
2019	$4
2020	851
2021	401
2022	697
2023	2,121
Thereafter	1,885
Total	$5,959
Revolving Credit Facility
In September 2018, the Company entered into an amended and restated revolving credit agreement that restated its existing $2.0 billion revolving credit agreement with a syndicate of banks and extended its maturity from April 2020 to September 2023. Borrowings under the amended and restated revolving credit facility continue to bear interest at a variable rate based on LIBOR or on a base rate, plus in each case a specified margin based on the Company’s long-term debt rating in effect from time to time. The variable interest rate on the revolving credit facility borrowings was 3.51% at December 31, 2018. There are no significant commitment fees and no compensating balance requirements. The amended and restated revolving credit facility contains various restrictions and covenants that require the Company, among other things, to: (1) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times the Company’s consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions, and (2) maintain EBITDA of at least three times its consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. On February 6, 2019, the Company entered into an amendment to the amended and restated revolving credit facility to (1) amend the maximum leverage ratio covenant to permit it to elect to increase the permitted maximum leverage ratio from three and one-half times the Company’s EBITDA to either four times or four and one-half times the Company’s EBITDA for a specified period following certain acquisitions and (2) permit it to make drawings under the revolving credit facility on the closing date of its acquisition of First Data Corporation (“First Data”) subject to only limited conditions (see Note 12).

In addition, on February 15, 2019, the Company entered into a second amendment to its existing revolving credit agreement in order to increase the aggregate commitments available thereunder by $1.5 billion and to make certain additional amendments to facilitate the operation of the combined business following the acquisition of First Data. The increased commitments and additional amendments will become effective upon the satisfaction or waiver of conditions that are substantially similar to the conditions to funding under the term loan facility described within Note 12.
Senior Notes
In September 2018, the Company completed an offering of $2.0 billion of senior notes comprised of $1.0 billion aggregate principal amount of 3.8% senior notes due in October 2023 and $1.0 billion aggregate principal amount of 4.2% senior notes due in October 2028. The notes pay interest semi-annually on April 1 and October 1, commencing on April 1, 2019. The Company’s 2.7% senior notes due in June 2020 and 3.85% senior notes due in June 2025 pay interest at the stated rates semi-annually on June 1 and December 1 of each year. The Company’s 4.75% senior notes due in June 2021 pay interest at the stated rate on June 15 and December 15 of each year. The Company’s 3.5% senior notes due in October 2022 pay interest at the stated rate on April 1 and October 1 of each year. The interest rate applicable to these notes is subject to an increase of up to two percent in the event that the credit rating assigned to such notes is downgraded below investment grade. The indentures governing the senior notes contain covenants that, among other matters, limit (1) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (2) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (3) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions.
The Company used the net proceeds from the offering described above to repay the outstanding principal balance of $540 million under its term loan and the outstanding borrowings under its amended and restated revolving credit facility totaling $1.1 billion. In addition, the Company commenced a cash tender offer in September 2018 for any and all of its outstanding $450 million aggregate principal amount of 4.625% senior notes due October 2020. Upon expiration of the tender offer on September 26, 2018, $246 million was tendered. In October 2018, the Company retired the remaining outstanding $204 million aggregate principal amount of 4.625% senior notes. The Company recorded a pre-tax loss on early debt extinguishment of $14 million related to these activities.
Debt Issuance Costs
Debt issuance costs are amortized as a component of interest expense over the term of the underlying debt using the effective interest method. Debt issuance costs related to the Company’s senior notes and term loan totaled $25 million and $14 million at December 31, 2018 and 2017, respectively, and are reported as a direct reduction of the related debt instrument in the consolidated balance sheets. Debt issuance costs related to the Company’s revolving credit facility are reported in other long-term assets in the consolidated balance sheets and totaled $5 million and $3 million at December 31, 2018 and 2017, respectively.
7. Income Taxes
Substantially all of the Company’s pre-tax earnings are derived from domestic operations in all periods presented. A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal effect	3.2%	2.3%	2.9%
Unconsolidated affiliate tax	0.1%	0.9%	4.2%
Tax expense (benefit) due to federal tax reform	1.2%	(20.3)%	—%
Excess tax benefit from share-based awards	(2.2)%	(3.6)%	—%
Sale of business	1.3%	—%	—%
Domestic production activities deduction	—%	(2.0)%	(3.0)%
Other, net	(0.3)%	(0.7)%	(0.5)%
Effective income tax rate	24.3%	11.6%	38.6%

The income tax provision (benefit) for continuing operations was as follows:

(In millions)	2018	2017	2016
Current:
Federal	$189	$342	$402
State	39	44	53
Foreign	17	19	16
	245	405	471
Deferred:
Federal	110	(250)	21
State	24	3	5
Foreign	(1)	—	(5)
	133	(247)	21
Income tax provision	$378	$158	$492
Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2018	2017
Accrued expenses	$74	$39
Interest rate hedge contracts	5	9
Share-based compensation	43	40
Net operating loss and credit carry-forwards	131	131
Deferred revenue	11	17
Other	14	7
Subtotal	278	243
Valuation allowance	(101)	(103)
Total deferred tax assets	177	140

Capitalized software development costs	(129)	(117)
Intangible assets	(437)	(455)
Property and equipment	(66)	(49)
Capitalized commissions	(80)	—
Investment in joint ventures	(78)	—
Other	(112)	(48)
Total deferred tax liabilities	(902)	(669)
Total	$(725)	$(529)
The valuation allowance decreased by $2 million, from $103 million at December 31, 2017 to $101 million at December 31, 2018. Of the decrease in 2018, $1 million was recorded to the income tax provision.
Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2018	2017
Noncurrent assets	$20	$23
Noncurrent liabilities	(745)	(552)
Total	$(725)	$(529)
Noncurrent deferred tax assets are included in other long-term assets at December 31, 2018 and 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent beginning in 2018; (2) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring U.S. federal taxable income to include certain earnings of controlled foreign corporations; and (5) creating a new limitation on deductible interest expense.
The Company recorded a provisional income tax benefit totaling $275 million in 2017 related to the reduction of the U.S. federal corporate tax rate and other provisions of the Tax Act. The Internal Revenue Service issued new guidance with respect to the treatment of foreign tax credits in 2018 affecting the computation of the Company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impact of the Tax Act, the Company revised its prior estimates and recorded $19 million of tax expense related to the Tax Act during 2018. Accordingly, any and all provisional amounts previously recorded in accordance with the Tax Act have been adjusted to reflect their final amounts.
The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation of earnings, and has determined not to change its prior assertion. Accordingly, the Company has not recorded any deferred taxes attributable to investments in foreign subsidiaries for which it is permanently reinvested.
Unrecognized tax benefits were as follows:

(In millions)	2018	2017	2016
Unrecognized tax benefits - Beginning of year	$42	$45	$54
Increases for tax positions taken during the current year	3	11	9
Increases for tax positions taken in prior years	20	2	1
Decreases for tax positions taken in prior years	(8)	(15)	(15)
Decreases for settlements	—	(1)	(2)
Lapse of the statute of limitations	(8)	—	(2)
Unrecognized tax benefits - End of year	$49	$42	$45
At December 31, 2018, unrecognized tax benefits of $35 million, net of federal and state benefits, would affect the effective income tax rate from continuing operations if recognized. In 2019, reductions to unrecognized tax benefits for decreases in tax positions taken in prior years, settlements and the lapse of statutes of limitations are estimated to total approximately $3 million. The Company classifies interest expense and penalties related to income taxes as components of its income tax provision. The income tax provision from continuing operations included interest expense and penalties on unrecognized tax benefits of $1 million in 2018, and less than $1 million in each of 2017 and 2016. Accrued interest expense and penalties related to unrecognized tax benefits totaled $4 million and $3 million at December 31, 2018 and 2017, respectively.
The Company’s federal tax returns for 2016 through 2018, and tax returns in certain states and foreign jurisdictions for 2005 through 2018 remain subject to examination by taxing authorities. At December 31, 2018, the Company had federal net operating loss carry-forwards of $27 million, which expire in 2019 through 2036, state net operating loss carry-forwards of $479 million, which expire in 2019 through 2038, and foreign net operating loss carry-forwards of $465 million, $42 million of which expire in 2027 through 2038, and the remainder of which do not expire.
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
Performance Share Units – The Company awards performance share units to employees. The number of shares issued at the end of the performance period is determined by the level of achievement of pre-determined performance and market goals, including earnings, revenue growth and shareholder return. The Company recognizes compensation expense on performance share units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. The Company recognizes compensation expense for the fair value of the shareholder return component over the requisite service period of the award.
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
Share-based compensation expense was $73 million in 2018, $63 million in 2017 and $68 million in 2016. The income tax benefits related to share-based compensation totaled $13 million, $21 million and $23 million in 2018, 2017 and 2016, respectively. At December 31, 2018, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and performance share units, net of estimated forfeitures, of $67 million is expected to be recognized over a weighted-average period of 2.3 years.
The weighted-average estimated fair value of stock options granted during 2018, 2017 and 2016 was $22.48, $18.76 and $15.74 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2018	2017	2016
Expected life (in years)	6.3	6.3	6.4
Average risk-free interest rate	2.2%	2.2%	1.9%
Expected volatility	28.3%	28.9%	29.3%
Expected dividend yield	0%	0%	0%
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
A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2017	13,791	$28.17
Granted	1,283	70.11
Forfeited	(332)	57.65
Exercised	(2,690)	18.62
Stock options outstanding - December 31, 2018	12,052	$33.96	5.2	$477
Stock options exercisable - December 31, 2018	9,319	$26.20	4.3	$441

A summary of restricted stock and performance share unit activity is as follows:

	Restricted Stock Units		Performance Share Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Units - December 31, 2017	1,942	$44.35	402	$52.16
Granted	569	71.13	164	75.40
Forfeited	(173)	54.72	(42)	55.42
Vested	(517)	39.03	—	—
Units - December 31, 2018	1,821	$53.22	524	$57.60
The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2018	2017	2016
Total intrinsic value of stock options exercised	$147	$116	$113
Fair value of restricted stock units vested	37	61	58
Income tax benefit from stock options exercised and restricted stock units vested	43	66	62
Cash received from stock options exercised	29	36	39
As of December 31, 2018, 35.5 million share-based awards were available for grant under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.7 million shares in 2018, 0.8 million shares in 2017 and 0.9 million shares in 2016. As of December 31, 2018, there were 25.3 million shares available for issuance under the employee stock purchase plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 4.0 million shares, (ii) 1% of the shares of the Company’s common stock outstanding on such date or (iii) a lesser amount determined by the Company’s board of directors.
Employee Savings Plans
The Company and its subsidiaries have defined contribution savings plans covering substantially all employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries and the Company makes matching contributions, each subject to certain limitations. Expenses for company contributions under these plans totaled $44 million in each of 2018 and 2017, and $42 million in 2016.
9. Leases, Commitments and Contingencies
Leases
The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2018:

(In millions)
Year ending December 31,
2019	$94
2020	75
2021	62
2022	51
2023	40
Thereafter	108
Total	$430
Rent expense for all operating leases was $118 million, $126 million and $117 million during 2018, 2017 and 2016, respectively.

Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $2.1 billion at December 31, 2018.
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

(In millions)	Payments	Financial	Corporate and Other	Total
2018
Processing and services revenue	$2,728	$2,204	$43	$4,975
Product revenue	739	191	(82)	848
Total revenue	3,467	2,395	(39)	5,823
Operating income[1]	1,122	798	(167)	1,753
Total assets	7,622	3,240	400	11,262
Capital expenditures	239	115	6	360
Depreciation and amortization expense	225	145	186	556

2017
Processing and services revenue	$2,476	$2,347	$10	$4,833
Product revenue	758	183	(78)	863
Total revenue	3,234	2,530	(68)	5,696
Operating income	1,034	849	(351)	1,532
Total assets[2]	6,596	3,309	384	10,289
Capital expenditures	182	95	10	287
Depreciation and amortization expense	169	92	183	444

2016
Processing and services revenue	$2,334	$2,285	$6	$4,625
Product revenue	756	192	(68)	880
Total revenue	3,090	2,477	(62)	5,505
Operating income	943	823	(321)	1,445
Total assets	6,143	3,287	313	9,743
Capital expenditures	161	125	4	290
Depreciation and amortization expense	141	96	184	421
1 A gain of $227 million from the sale of a 55% interest of the Company’s Lending Solutions business is included within Corporate and Other.
2 Assets held for sale of $50 million at December 31, 2017 related to discontinued operations have been included within Corporate and Other.
Revenue from clients outside the United States comprised approximately 6% of total revenue in 2018, and 5% in each of 2017 and 2016.

11. Quarterly Financial Data (unaudited)
Quarterly financial data for 2018 and 2017 was as follows:

(In millions, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Total revenue	$1,440	$1,420	$1,412	$1,551	$5,823
Cost of processing and services	568	560	568	628	2,324
Cost of product	191	179	181	194	745
Selling, general and administrative expenses	305	320	305	298	1,228
(Gain) loss on sale of business	(232)	3	2	—	(227)
Total expenses	832	1,062	1,056	1,120	4,070
Operating income	608	358	356	431	1,753
Income from continuing operations (1)	423	251	227	286	1,187
Net income	423	251	227	286	1,187
Comprehensive income	421	241	214	298	1,174
Net income per share - continuing operations: (2)
Basic	$1.02	$0.61	$0.56	$0.72	$2.93
Diluted	$1.00	$0.60	$0.55	$0.71	$2.87

2017
Total revenue	$1,394	$1,386	$1,400	$1,516	$5,696
Cost of processing and services	570	573	572	576	2,291
Cost of product	182	175	174	202	733
Selling, general and administrative expenses	277	276	284	313	1,150
Gain on sale of business	—	(10)	—	—	(10)
Total expenses	1,029	1,014	1,030	1,091	4,164
Operating income	365	372	370	425	1,532
Income from continuing operations (1)	247	221	232	532	1,232
Net income (1)	247	221	232	546	1,246
Comprehensive income	256	229	236	547	1,268
Net income per share - continuing operations: (2)
Basic	$0.58	$0.52	$0.55	$1.28	$2.92
Diluted	$0.56	$0.51	$0.54	$1.25	$2.86
_____

(1)
During the third quarter of 2018 and the fourth quarter of 2017, the Company recognized discrete income tax expense of $19 million and income tax benefits of $275 million, respectively, associated with the Tax Act enacted in December 2017. Refer to Note 7 for more information regarding the Company’s income taxes.

(2)
Net income per share - continuing operations in each period is calculated using actual, unrounded amounts. All per share amounts are presented on a split-adjusted basis to retroactively reflect the two-for-one stock split that was completed in the first quarter of 2018.

12. Subsequent Events
On January 16, 2019, the Company announced that it had entered into a definitive merger agreement to acquire First Data in an all-stock transaction for an equity value of approximately $22 billion as of the announcement. The transaction is expected to close during the second half of 2019, subject to customary closing conditions, regulatory approvals and shareholder approval for both companies.
In connection with the definitive merger agreement, the Company entered into a bridge facility commitment letter pursuant to which a group of financial institutions committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17 billion for the purpose of refinancing certain indebtedness of First Data and its subsidiaries on the closing date of the merger, making cash payments in lieu of fractional shares as part of the merger consideration, and paying fees and expenses related to the merger, the refinancing and the related transactions.
On February 15, 2019, the Company entered into a new term loan credit agreement with a syndicate of financial institutions pursuant to which such financial institutions have committed to provide the Company with a senior unsecured term loan facility in an aggregate principal amount of $5.0 billion, consisting of $1.5 billion in commitments to provide loans with a three-year maturity and $3.5 billion in commitments to provide loans with a five-year maturity. The aggregate principal amount of the commitments under the term loan credit agreement have replaced a corresponding amount of the commitments in respect of the bridge facility in accordance with the terms of the bridge facility commitment letter. As a result, there are now $12.0 billion in bridge facility commitments remaining. The Company expects to replace these remaining commitments with permanent financing in the form of the issuance of debt securities prior to the closing of the acquisition of First Data.
The availability of loans under the term loan facility is subject to the satisfaction or waiver of certain conditions that are substantially consistent with the conditions to the funding of the bridge facility, including (i) the closing of the acquisition substantially concurrently with the funding of such loans, (ii) the absence of a material adverse effect with respect to First Data since January 16, 2019, (iii) the truth and accuracy in all material respects of certain representations and warranties, (iv) the receipt of certain certificates, and (v) the receipt of certain financial statements. Loans drawn under the term loan facility will be subject to amortization at an annual rate of 5% for the first two years and 7.5% thereafter (with loans outstanding under the five-year tranche subject to amortization at an annual rate of 10% after the fourth anniversary of the commencement of amortization), with accrued and unpaid amortization amounts required to be paid on the last business day in December of each year. Borrowings under the term loan facility will bear interest at variable rates based on LIBOR or on a base rate plus, in each case, a specified margin based on the Company’s long-term debt rating in effect from time to time. The Company is also required to pay a ticking fee that will accrue on the aggregate undrawn commitments under the term loan facility at a per annum rate based upon the Company’s long-term debt rating in effect from time to time. The term loan credit agreement contains affirmative, negative and financial covenants, and events of default, that are substantially the same as those set forth in the Company’s existing revolving credit facility, as amended as described within Note 6.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Fiserv, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2018 due to adoption of Financial Accounting Standards Board (United States) Accounting Standard Codification Topic No. 606, Revenue from Contracts with Customers.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 21, 2019

We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fiserv, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 21, 2019

Item 9B. Other Information
In connection with the definitive merger agreement to acquire First Data, on January 16, 2019, we entered into a bridge facility commitment letter pursuant to which a group of financial institutions committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17 billion for the purpose of refinancing certain indebtedness of First Data and its subsidiaries on the closing date of the merger, making cash payments in lieu of fractional shares as part of the merger consideration, and paying fees and expenses related to the merger, the refinancing and the related transactions.
On February 15, 2019, we entered into a new term loan credit agreement with a syndicate of financial institutions pursuant to which such financial institutions have committed to provide us with a senior unsecured term loan facility in an aggregate principal amount of $5.0 billion, consisting of $1.5 billion in commitments to provide loans with a three-year maturity and $3.5 billion in commitments to provide loans with a five-year maturity. The aggregate principal amount of the commitments under the term loan credit agreement have replaced a corresponding amount of the commitments in respect of the bridge facility in accordance with the terms of the bridge facility commitment letter. As a result, there are now $12.0 billion in bridge facility commitments remaining. We expect to replace these remaining commitments with permanent financing in the form of the issuance of debt securities prior to the closing of the merger.
The availability of loans under the term loan facility is subject to the satisfaction or waiver of certain conditions that are substantially consistent with the conditions to the funding of the bridge facility, including (i) the closing of the merger substantially concurrently with the funding of such loans, (ii) the absence of a material adverse effect with respect to First Data since January 16, 2019, (iii) the truth and accuracy in all material respects of certain representations and warranties, (iv) the receipt of certain certificates, and (v) the receipt of certain financial statements. Loans drawn under the term loan facility will be subject to amortization at an annual rate of 5% for the first two years and 7.5% thereafter (with loans outstanding under the five-year tranche subject to amortization at an annual rate of 10% after the fourth anniversary of the commencement of amortization), with accrued and unpaid amortization amounts required to be paid on the last business day in December of each year. Borrowings under the term loan facility will bear interest at variable rates based on LIBOR or on a base rate plus, in each case, a specified margin based on our long-term debt rating in effect from time to time. We are also required to pay a ticking fee that will accrue on the aggregate undrawn commitments under the term loan facility at a per annum rate based upon our long-term debt rating in effect from time to time. The term loan credit agreement contains affirmative, negative and financial covenants, and events of default, that are substantially the same as those set forth in our existing revolving credit facility, as amended, as described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The foregoing description of the term loan facility is summary in nature and is qualified in its entirety by reference to the term loan credit agreement, a copy of which is filed hereto as Exhibit 4.13 and incorporated herein by reference.
In addition, on February 15, 2019, we entered into a second amendment to our existing revolving credit agreement in order to increase the aggregate commitments available thereunder by $1.5 billion and to make certain additional amendments to facilitate the operation of the combined business following the merger. The increased commitments and additional amendments will become effective upon the satisfaction or waiver of conditions that are substantially similar to the conditions to funding under the term loan facility described above. The foregoing description of the second amendment is summary in nature and is qualified in its entirety by reference to the second amendment, a copy of which is filed hereto as Exhibit 4.3.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors,” “Nominees for Election,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” “Corporate Governance – Nominations of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2018.
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

Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to the information set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Pay Ratio” in our definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2018.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2018, is incorporated by reference herein.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2018.

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	12,715,853 (2)	$33.96 (3)	35,491,411 (4)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total	12,715,853	33.96 (3)	35,491,411

(1)
Columns (a) and (c) of the table above do not include 1,681,038 unvested restricted stock units outstanding under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (the “Incentive Plan”) or 25,336,020 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan. The number of shares remaining available for future issuance under the employee stock purchase plan is subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 4,000,000 shares, (ii) 1% of the shares of our common stock outstanding on such date or (iii) a lesser amount determined by our board of directors.

(2)
Consists of options outstanding under the Incentive Plan as well as 524,290 shares subject to performance share units at the target award level under the Incentive Plan and 140,009 shares subject to non-employee director deferred compensation notional units under the Incentive Plan.

(3)	Represents the weighted average exercise price of outstanding options and does not take into account outstanding performance share units or non-employee director deferred compensation notional units.

(4)	Reflects the number of shares available for future issuance under the Incentive Plan.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information set forth under the captions “Corporate Governance – Director Independence,” and “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2018.

Item 14.     Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information set forth under the captions “Independent Registered Public Accounting Firm and Fees” and “Audit Committee Pre-Approval Policy” in our definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2018.
PART IV
Item 15.     Exhibits, Financial Statement Schedules
Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.
Exhibits
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of January 16, 2019, among Fiserv, Inc., 300 Holdings, Inc. and First Data Corporation (1)
3.1	Restated Articles of Incorporation (2)
3.2	Amended and Restated By-laws (3)
4.1	Third Amended and Restated Credit Agreement, dated as of September 19, 2018, among Fiserv, Inc. and the financial institutions party thereto (4)
4.2	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of February 6, 2019, among Fiserv, Inc. and the financial institutions party thereto (5)
4.3	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of February 15, 2019, among Fiserv, Inc. and the financial institutions party thereto
4.4	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (6)
4.5	Eighth Supplemental Indenture, dated as of June 14, 2011, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (7)
4.6	Tenth Supplemental Indenture, dated as of September 25, 2012, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)
4.7	Twelfth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association (9)
4.8	Thirteenth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association (9)
4.9	Fourteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, Inc. and U.S. Bank National Association (10)
4.10	Fifteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, In. and U.S. Bank National Association (10)
4.11	Shareholder Agreement, dated as of January 16, 2019, between Fiserv, Inc. and New Omaha Holdings L.P. (1)
4.12	Registration Rights Agreement, dated as of January 16, 2019, between Fiserv, Inc. and New Omaha Holdings L.P. (1)
4.13	Term Loan Credit Agreement, dated as of February 15, 2019, among Fiserv, Inc. and the financial institutions party thereto

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.

10.1	Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (11)*
Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan Forms of Award Agreements

10.2	- Form of Restricted Stock Unit Agreement (Non‑Employee Director) (12)*
10.3	- Form of Restricted Stock Unit Agreement (Employee-PR) (13)*
10.4	- Form of Amendment to Restricted Stock Unit Agreement (Employee-PR) (14)*
10.5	- Form of Restricted Stock Unit Agreement (Employee-E) (13)*
10.6	- Form of Restricted Stock Unit Agreement (Employee-N) (13)*
10.7	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director-LE) (12)*
10.8	- Form of First Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE) (15)*
10.9	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director - EE) (15)*
10.10	- Form of Second Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE/EE) (16)*
10.11	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director - N) (16)*
10.12	- Form of Stock Option Agreement (Employee-F) (13)*
10.13	- Form of Amendment to Stock Option Agreement (Employee-F) (14)*
10.14	- Form of Stock Option Agreement (Employee-E) (13)*
10.15	- Form of Stock Option Agreement (Employee-N) (13)*
10.16	- Form of Performance Share Unit Agreement (Employee-PR) (13)*
10.17	- Form of Performance Share Unit Agreement (Employee-E) (13)*
10.18	- Form of Performance Share Unit Agreement (Employee-N) (13)*
10.19	Amended and Restated Employment Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (17)*
10.20	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 26, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (18)*
10.21	Amendment No. 2 to Amended and Restated Employment Agreement, dated December 30, 2009, between Fiserv, Inc. and Jeffery W. Yabuki (19)*
10.22	Amendment No. 3 to Amended and Restated Employment Agreement, dated March 29, 2016, between Fiserv, Inc. and Jeffery W. Yabuki (20)*
10.23	Amended and Restated Key Executive Employment and Severance Agreement, dated December 22, 2008, between Fiserv, Inc. and Jeffery W. Yabuki (17)*
10.24	Amendment No. 1 to Amended and Restated Key Executive Employment and Severance Agreement, dated March 29, 2016, between Fiserv, Inc. and Jeffery W. Yabuki (20)*
10.25	Employment Agreement, dated February 23, 2010, between Fiserv, Inc. and Lynn S. McCreary (21)*
10.26	Amendment No. 1 to Employment Agreement, dated July 1, 2013, between Fiserv, Inc. and Lynn S. McCreary (21)*
10.27	Employment Agreement, dated November 7, 2013, between Fiserv, Inc. and Byron C. Vielehr (22)*
10.28	Letter Agreement, dated October 22, 2014, between Fiserv, Inc. and Kevin J. Schultz (14)*
10.29	Form of Amended and Restated Key Executive Employment and Severance Agreement, between Fiserv, Inc. and each of Lynn McCreary, Kevin Schultz and Byron Vielehr (17)*
10.30	Letter Agreement, effective February 10, 2016, between Fiserv, Inc. and Robert W. Hau (23)*
10.31	Form of Key Executive Employment and Severance Agreement between Fiserv, Inc. and Robert W. Hau (24)*
10.32	Letter Agreement, effective October 31, 2016, between Fiserv, Inc. and Devin B. McGranahan (13)*
10.33	Key Executive Employment and Severance Agreement, dated October 31, 2016, between Fiserv, Inc. and Devin B. McGranahan (13)*
10.34	Fiserv, Inc. Non-Qualified Deferred Compensation Plan (16)*
10.35	Form of Non-Employee Director Indemnity Agreement (25)
10.36	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (16)*
10.37	Non-Employee Director Compensation Schedule (26)*
10.38	Voting and Support Agreement, dated as of January 16, 2019, between Fiserv, Inc. and New Omaha Holdings L.P. (1)
10.39	Bridge Facility Commitment Letter, dated as of January 16, 2019, between Fiserv, Inc. and JPMorgan Chase Bank, N.A. (1)
21.1	Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_____
*    This exhibit is a management contract or compensatory plan or arrangement.

**
Filed with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (iii) the Consolidated Balance Sheets at December 31, 2018 and 2017, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (vi) Notes to Consolidated Financial Statements.

(1)	Previously filed as an exhibit to the Company’s Current Report on form 8-K filed on January 18, 2019, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 27, 2018, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 19, 2016, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 20, 2018, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 7, 2019, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333‑147309) filed on November 13, 2007, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 14, 2011, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 25, 2012, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 22, 2015, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 25, 2018, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2018, and incorporated herein by reference

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2012, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 23, 2017, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2017, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2017, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2008, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2009, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2009, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 1, 2016, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2013, and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2014, and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 16, 2016, and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016, and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2018, and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2019.

FISERV, INC.

By:	/s/ Jeffery W. Yabuki
Jeffery W. Yabuki
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2019.

Name	Capacity

/s/ Glenn M. Renwick	Chairman of the Board
Glenn M. Renwick

/s/ Jeffery W. Yabuki	Director, President and Chief Executive Officer (Principal Executive Officer)
Jeffery W. Yabuki

/s/ Robert W. Hau	Chief Financial Officer and Treasurer (Principal Financial Officer)
Robert W. Hau

/s/ Kenneth F. Best	Chief Accounting Officer (Principal Accounting Officer)
Kenneth F. Best

/s/ Alison Davis	Director
Alison Davis

/s/ Harry F. DiSimone	Director
Harry F. DiSimone

/s/ John Y. Kim	Director
John Y. Kim

/s/ Dennis F. Lynch	Director
Dennis F. Lynch

/s/ Denis J. O’Leary	Director
Denis J. O’Leary

/s/ Kim M. Robak	Director
Kim M. Robak

/s/ JD Sherman	Director
JD Sherman

/s/ Doyle R. Simons	Director
Doyle R. Simons