Form 10-Q
period 2019-03-31
FISERV INC
filed 2019-05-01
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2019, there were 392,439,838 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Processing and services	$1,293	$1,238
Product	209	202
Total revenue	1,502	1,440
Expenses:
Cost of processing and services	624	568
Cost of product	174	191
Selling, general and administrative	341	305
Gain on sale of business	(10)	(232)
Total expenses	1,129	832
Operating income	373	608
Interest expense	(59)	(45)
Debt financing activities	(59)	—
Non-operating income	3	—
Income before income taxes and loss from investments in unconsolidated affiliates	258	563
Income tax provision	(31)	(140)
Loss from investments in unconsolidated affiliates	(2)	—
Net income	$225	$423

Net income per share – basic	$0.58	$1.02
Net income per share – diluted	$0.56	$1.00

Shares used in computing net income per share:
Basic	391.7	413.1
Diluted	399.1	421.6
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$225	$423
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit of $8 million and zero	(23)	(1)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $1 million	—	(2)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provisions of zero	1	1
Foreign currency translation	4	—
Total other comprehensive (loss)	(18)	(2)
Comprehensive income	$207	$421
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$452	$415
Trade accounts receivable, net	1,044	1,049
Prepaid expenses and other current assets	779	760
Total current assets	2,275	2,224
Property and equipment, net	409	398
Intangible assets, net	2,117	2,143
Goodwill	5,703	5,702
Contract costs, net	435	419
Other long-term assets	737	376
Total assets	$11,676	$11,262
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,718	$1,626
Current maturities of long-term debt	7	4
Contract liabilities	395	380
Total current liabilities	2,120	2,010
Long-term debt	5,868	5,955
Deferred income taxes	745	745
Long-term contract liabilities	103	89
Other long-term liabilities	446	170
Total liabilities	9,282	8,969
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800.0 million shares authorized; 791.4 million shares issued	8	8
Additional paid-in capital	1,034	1,057
Accumulated other comprehensive loss	(85)	(67)
Retained earnings	11,860	11,635
Treasury stock, at cost, 399.1 million and 398.9 million shares	(10,423)	(10,340)
Total shareholders’ equity	2,394	2,293
Total liabilities and shareholders’ equity	$11,676	$11,262
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$225	$423
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	100	93
Amortization of acquisition-related intangible assets	45	40
Amortization of financing costs and debt discounts	60	1
Share-based compensation	19	19
Deferred income taxes	8	77
Gain on sale of business	(10)	(232)
Loss from investments in unconsolidated affiliates	2	—
Other operating activities	(2)	—
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	6	67
Prepaid expenses and other assets	(26)	(44)
Contract costs	(58)	(50)
Accounts payable and other liabilities	(26)	38
Contract liabilities	30	(60)
Net cash provided by operating activities from continuing operations	373	372
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(98)	(77)
Proceeds from sale of business	—	419
Payments for acquisition of business, including working capital adjustments	56	—
Purchases of investments	—	(1)
Other investing activities	6	(10)
Net cash (used in) provided by investing activities from continuing operations	(36)	331
Cash flows from financing activities:
Debt proceeds	587	509
Debt repayments	(680)	(806)
Payments of debt financing, redemption and other costs	(56)	—
Proceeds from issuance of treasury stock	32	28
Purchases of treasury stock, including employee shares withheld for tax obligations	(183)	(427)
Net cash used in financing activities from continuing operations	(300)	(696)
Net change in cash and cash equivalents from continuing operations	37	7
Net cash flows from discontinued operations provided by investing activities	—	50
Cash and cash equivalents, beginning balance	415	325
Cash and cash equivalents, ending balance	$452	$382
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain prior period amounts have been reclassified to conform to current period presentation.
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and its related amendments using the optional transition method applied to all leases. Prior period amounts have not been restated. Additional information about the Company’s lease policies and the related impact of the adoption is included in Notes 2 and 14 to the consolidated financial statements.
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees by largely aligning it with the accounting for share-based payments to employees. For public entities, ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Entities must apply the standard, using a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for all liability-classified nonemployee awards that have not been settled as of the adoption date and equity-classified nonemployee awards for which a measurement date has not been established. The Company adopted ASU 2018-07 on January 1, 2019, and the adoption did not have any impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The recognized liability is measured at the present value of lease payments not yet paid, and the corresponding asset represents the lessee’s right to use the underlying asset over the lease term and is based on the liability, subject to certain adjustments. For income statement and statement of cash flow purposes, the standard retains the dual model with leases classified as either operating or finance. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. The standard prescribes a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. ASU No. 2018-11 provides an additional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For public entities, ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018.
The Company adopted the new standard effective January 1, 2019 using the optional transition method in ASU 2018-11. Under this method, the Company has not adjusted its comparative period financial statements for the effects of the new standard or made the new, expanded required disclosures for periods prior to the effective date. The Company elected the package of practical expedients permitted under the transition guidance in ASU 2016-02 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate.

The adoption of the new lease standard resulted in the recognition of lease liabilities of $383 million and right-of-use assets of $343 million, which include the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheet as of January 1, 2019 for real and personal property operating leases. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated statements of income or consolidated statements of cash flows.
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
3. Revenue Recognition
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
Disaggregation of Revenue
The tables below present the Company’s revenue disaggregated by major business, including a reconciliation with its reportable segments. Most of the Company’s revenue is earned domestically within these major businesses, with revenue from clients outside the United States comprising approximately 6% and 5% of total revenue in the three months ended March 31, 2019 and 2018, respectively.

(In millions)	Reportable Segments
Three Months Ended March 31, 2019	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$367	$—	$—	$367
Card and Related Services	469	—	—	469
Other	78	—	—	78
Total Payments	914	—	—	914
Account and Item Processing	—	533	—	533
Other	—	65	—	65
Total Financial	—	598	—	598
Corporate and Other	—	—	(10)	(10)
Total Revenue	$914	$598	$(10)	$1,502

(In millions)	Reportable Segments
Three Months Ended March 31, 2018	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$352	$—	$—	$352
Card and Related Services	414	—	—	414
Other	76	—	—	76
Total Payments	842	—	—	842
Account and Item Processing	—	506	—	506
Lending Solutions	—	56	—	56
Other	—	54	—	54
Total Financial	—	616	—	616
Corporate and Other	—	—	(18)	(18)
Total Revenue	$842	$616	$(18)	$1,440
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

(In millions)	March 31, 2019	December 31, 2018
Contract assets	$184	$171
Contract liabilities	498	469
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The Company recognized $139 million of revenue during the three months ended March 31, 2019 that was included in the contract liability balance at the beginning of the period, which exceeded advance cash receipts for services yet to be provided.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

(In millions)	Remainder of:
March 31, 2019	2019	2020	2021	2022	Thereafter
Processing and services	$794	$876	$712	$520	$654
Product	26	31	22	12	11
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
4. Acquisitions
On October 31, 2018, the Company acquired the debit card processing, ATM Managed Services, and MoneyPass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp (“Elan”), for approximately $660 million. Such purchase price includes an initial cash payment of $691 million, less the receipt of post-closing working capital adjustments of $57 million in 2019, plus contingent consideration related to earn-out provisions estimated at a fair value of $12 million and future payments under a transition services agreement estimated to be in excess of fair value of $14 million. This acquisition, included within the Payments segment, deepens the Company’s presence in debit card processing, broadens its client reach and scale, and provides new solutions to enhance the value proposition for its existing debit solution clients.
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
In conjunction with the acquisition, the Company entered into a transition services agreement for the provision of certain processing, network, administrative and managed services for a period of two years. The results of operations for Elan, consisting of $46 million of revenue and $9 million of operating income including $6 million of acquired intangible asset amortization, have been included within the accompanying consolidated statement of income for the three months ended March 31, 2019.
On January 16, 2019, the Company announced that it had entered into a definitive merger agreement to acquire First Data Corporation (“First Data”) in an all-stock transaction for an equity value of approximately $22 billion as of the announcement. The transaction is expected to close during the second half of 2019, subject to customary closing conditions and regulatory approvals. See Note 13 for a description of related debt financing activities.
5. Discontinued Operations
On January 10, 2018, the Company completed the sale of the retail voucher business, MyVoucherCodes, acquired as part of its acquisition of Monitise in September 2017 for proceeds of £37 million ($50 million). The corresponding proceeds received during the three months ended March 31, 2018 are presented within discontinued operations since the business was never considered part of the Company’s ongoing operations. There was no impact to operating income or gain/loss recognized on the sale during the three months ended March 31, 2018.
6. Investments in Unconsolidated Affiliates
On March 29, 2018, the Company completed the sale of a 55% controlling interest of each of Fiserv Automotive Solutions, LLC and Fiserv LS LLC, which were subsidiaries of the Company that owned its Lending Solutions business (collectively, the “Lending Joint Ventures”), to funds affiliated with Warburg Pincus LLC. The Lending Joint Ventures, which were reported within the Financial segment, included all of the Company’s automotive loan origination and servicing products, as well as its LoanServTM mortgage and consumer loan servicing platform. The Company received gross sale proceeds of $419 million from the transactions. During the three months ended March 31, 2018, the Company recognized a pre-tax gain on the sale of $232 million, with the related tax expense of $78 million recorded through the income tax provision, in the consolidated statements of income. The pre-tax gain included $124 million related to the remeasurement of the Company’s 45% retained interests based upon the estimated enterprise value of the Lending Joint Ventures. During the three months ended March 31, 2019, the Company recognized a pre-tax gain on the sale of $10 million, with the related tax expense of $2 million recorded through the income tax provision, as contingent special distribution provisions within the transaction agreement were resolved and thereby realized. The Company’s remaining 45% ownership interests in the Lending Joint Ventures are accounted for as equity method investments, with the Company’s share of net income (loss) reported as income (loss) from investments in unconsolidated affiliates and the related tax expense (benefit) reported within the income tax provision in the consolidated statements of income. The Company’s investment in the Lending Joint Ventures was $63 million and $65 million at March 31, 2019 and December 31, 2018, respectively, and is reported within other long-term assets in the consolidated balance sheets. The revenues, expenses and cash flows of the Lending Joint Ventures after the sale transactions are not included in the Company’s consolidated financial statements.
Prior to the sale transactions described above, the Lending Joint Ventures entered into variable-rate term loan facilities for an aggregate amount of $350 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $35 million with a syndicate of banks, which transferred to the Lending Joint Ventures as part of the sale. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. These debt facilities mature in March 2023, and there are no outstanding borrowings on the revolving credit facilities as of March 31, 2019. The Company recorded an initial $34 million liability as a reduction to the gain on sale transactions for the estimated fair value of its obligations to stand ready to perform over the term of the guarantees, which is reported primarily within other long-term liabilities in the consolidated balance sheets. Such guarantees will be amortized in future periods over the contractual term. During the three months ended March 31, 2019, the Company recognized $1 million within non-operating income in its consolidated statements of income related to its release from risk under the guarantees. The Company has not made any payments under the guarantees, nor has it been called upon to do so. In conjunction with the sale transactions described above, the Company also entered into certain transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to the Lending Joint Ventures. Amounts transacted through these agreements approximated $9 million during the three months ended March 31, 2019, and were primarily recognized as processing and services revenue in the consolidated statement of income.

7. Share-Based Compensation
The Company recognized $19 million of share-based compensation expense in each of the three months ended March 31, 2019 and 2018. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the three months ended March 31, 2019 and 2018, stock options to purchase 1.3 million and 1.6 million shares, respectively, were exercised.
A summary of stock option, restricted stock unit and performance share unit grant activity is as follows:

	Three Months Ended March 31,
	2019		2018
	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,171	$28.43	1,193	$22.40
Restricted stock units	317	84.34	374	69.77
Performance share units	—	—	165	75.39
8. Income Taxes
Income tax provision as a percentage of income before loss from investments in unconsolidated affiliates was 11.9% and 24.9% in the three months ended March 31, 2019 and 2018, respectively. The rate in the first quarter of 2019 includes discrete benefits due to a loss from subsidiary restructuring. The rate in the first quarter of 2018 included $78 million of income tax expense associated with the $232 million gain on the sale of a 55% interest of the Company’s Lending Solutions business (see Note 6).
9. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Weighted-average common shares outstanding used for the calculation of net income per share – basic	391.7	413.1
Common stock equivalents	7.4	8.5
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	399.1	421.6
For the three months ended March 31, 2019 and 2018, stock options for 1.4 million and 0.7 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was based on quoted prices in active markets for the Company’s senior notes (level 1 of the fair value hierarchy). The fair value of the Company’s revolving credit facility borrowings approximates carrying value as the underlying interest rate is variable based on LIBOR. The estimated fair value of total debt was $6.0 billion at both March 31, 2019 and December 31, 2018. The estimated fair value of the treasury lock agreements (“Treasury Locks”) was based on forward U.S. Treasury interest rates (level 2 of the fair value hierarchy), which totaled $35 million at March 31, 2019 (see Note 16).

The estimated fair value of the contingent consideration liability of $12 million at March 31, 2019 related to the acquisition of Elan (see Note 4) was based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the earn-out criteria (level 3 of the fair value hierarchy). This estimated fair value has not changed since the acquisition date. The aggregate fair values of the Company’s debt guarantee arrangements (see Note 6) with the Lending Joint Ventures approximate the $28 million carrying values at March 31, 2019 (level 3 of the fair value hierarchy). The contingent consideration and debt guarantee liabilities are reported primarily in other long-term liabilities in the consolidated balance sheets.
11. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2019
Customer related intangible assets	$2,642	$1,330	$1,312
Acquired software and technology	591	497	94
Trade names	120	72	48
Capitalized software development costs	846	331	515
Purchased software	266	118	148
Total	$4,465	$2,348	$2,117

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2018
Customer related intangible assets	$2,642	$1,294	$1,348
Acquired software and technology	591	490	101
Trade names	120	71	49
Capitalized software development costs	810	314	496
Purchased software	261	112	149
Total	$4,424	$2,281	$2,143
The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at March 31, 2019, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $180 million in 2019, $160 million in 2020, $150 million in each of 2021 and 2022, and $140 million in 2023. Amortization expense with respect to capitalized and purchased software recorded at March 31, 2019 is estimated to approximate $210 million in 2019.
12. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	March 31, 2019	December 31, 2018
Trade accounts payable	$98	$127
Client deposits	583	564
Settlement obligations	498	480
Accrued compensation and benefits	112	199
Current operating lease liabilities	78	—
Other accrued expenses	349	256
Total	$1,718	$1,626

13. Long-Term Debt
On January 16, 2019, in connection with the definitive merger agreement to acquire First Data (see Note 4), the Company entered into a bridge facility commitment letter pursuant to which a group of financial institutions committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17.0 billion for the purpose of refinancing certain indebtedness of First Data and its subsidiaries on the closing date of the merger, making cash payments in lieu of fractional shares as part of the merger consideration, and paying fees and expenses related to the merger, the refinancing and the related transactions. The Company recorded $59 million of expenses, reported within debt financing activities in the consolidated statement of income, related to the bridge term loan facility during the three months ended March 31, 2019. There are no outstanding borrowings under the bridge term loan facility at March 31, 2019.
On February 6, 2019, the Company entered into an amendment to its amended and restated revolving credit facility to (i) amend the maximum leverage ratio covenant to permit it to elect to increase the permitted maximum leverage ratio from three and one-half times the Company’s consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) to either four times or four and one-half times the Company’s EBITDA for a specified period following certain acquisitions and (ii) permit it to make drawings under the revolving credit facility on the closing date of its acquisition of First Data subject to only limited conditions. In addition, on February 15, 2019, the Company entered into a second amendment to its existing revolving credit agreement in order to increase the aggregate commitments available thereunder by $1.5 billion and to make certain additional amendments to facilitate the operation of the combined business following the acquisition of First Data. The increased commitments and additional amendments related to the revolving credit facility will become effective upon the satisfaction or waiver of conditions that are substantially similar to the conditions to funding under the term loan facility described below.
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
The availability of loans under the term loan facility is subject to the satisfaction or waiver of certain conditions that are substantially consistent with the conditions to the funding of the bridge facility, including (i) the closing of the acquisition substantially concurrently with the funding of such loans, (ii) the absence of a material adverse effect with respect to First Data since January 16, 2019, (iii) the truth and accuracy in all material respects of certain representations and warranties, (iv) the receipt of certain certificates, and (v) the receipt of certain financial statements. Loans drawn under the term loan facility will be subject to amortization at an annual rate of 5% for the first two years and 7.5% thereafter (with loans outstanding under the five-year tranche subject to amortization at an annual rate of 10% after the fourth anniversary of the commencement of amortization), with accrued and unpaid amortization amounts required to be paid on the last business day in December of each year. Borrowings under the term loan facility will bear interest at variable rates based on LIBOR or on a base rate plus, in each case, a specified margin based on the Company’s long-term debt rating in effect from time to time. The Company is also required to pay a ticking fee that will accrue on the aggregate undrawn commitments under the term loan facility at a per annum rate based upon the Company’s long-term debt rating in effect from time to time. The term loan credit agreement contains affirmative, negative and financial covenants, and events of default, that are substantially the same as those set forth in the Company’s existing revolving credit facility, as amended as described above.
14. Leases
The Company adopted ASU 2016-02 and its related amendments (collectively known as “ASC 842”) effective January 1, 2019 using the optional transition method in ASU 2018-11. Therefore, the reported results for the three months ended March 31, 2019 reflect the application of ASC 842 while the reported results for the three months ended March 31, 2018 were not adjusted and continue to be reported under the accounting guidance, ASC 840, Leases (“ASC 840”), in effect for the prior period.
The Company determines if an arrangement is a lease at inception. The lease term begins on the commencement date, which is the date the Company takes possession of the property, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The lease term is used to determine lease classification as an operating or finance lease and is used to calculate straight-line lease expense for operating leases. The Company elected the package of practical expedients permitted under the transition guidance within ASU 2016-02 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs.
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes, which are comprised of real estate leases and equipment leases. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. The Company estimates contingent lease incentives when it is probable that the Company is entitled to the incentive at lease commencement. As the Company’s leases typically do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date for both real estate and equipment leases. The determination of the incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate using the Company’s current unsecured borrowing rate, adjusted for various factors such as collateralization and term to align with the terms of the lease. The Company elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of 12 months or less are not recorded on the balance sheet; instead, lease payments are recognized as lease expense on a straight-line basis over the lease term.
The Company leases certain office space, data centers, and equipment. The Company’s leases have remaining lease terms of 1 to 11 years. Most leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The depreciable life of the ROU assets and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option.
Lease Transactions During the Three Months Ended March 31, 2019

(In millions)	March 31, 2019
Assets
Operating lease assets(1)	$343
Finance lease assets(2)	17
Total lease assets	$360

Liabilities
Current
Operating lease liabilities(1)	$78
Finance lease liabilities(2)	7
Noncurrent
Operating lease liabilities(1)	304
Finance lease liabilities(2)	6
Total lease liabilities	$395
(1) Operating lease assets are included within other long-term assets, and operating lease liabilities are included within accounts payable and accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s consolidated balance sheet. Operating lease assets are recorded net of accumulated amortization of $21 million as of March 31, 2019.
(2) Finance lease assets are included within property and equipment, net and finance lease liabilities are included within current maturities of long-term debt (current portion) and long-term debt (noncurrent portion) in the Company’s consolidated balance sheets. Finance lease assets are recorded net of accumulated amortization of $9 million as of March 31, 2019.

Components of Lease Cost

(In millions)	Three Months Ended March 31, 2019
Operating lease cost(1)	$39
Finance lease cost(2)
Amortization of right-of-use assets	1
Interest on lease liabilities	—
Total lease cost	$40
(1) Operating lease expense is included within cost of processing and services, cost of product and selling, general & administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statements of income. Operating lease cost includes approximately $13 million of variable lease costs.
(2) Finance lease expense is recorded as depreciation and amortization expense within cost of processing and services, cost of product and selling, general & administrative expense, dependent upon the nature and use of the ROU asset, and interest expense in the Company’s consolidated statements of income.
Supplemental Cash Flow Information

(In millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28
Operating cash flows from finance leases	—
Financing cash flows from finance leases	5

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$24
Finance leases	9
Lease Term and Discount Rate

March 31, 2019

Weighted-average remaining lease term
Operating leases	6 years
Finance leases	3 years
Weighted-average discount rate
Operating leases	3.5%
Finance leases	3.8%
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at March 31, 2019:

(In millions)
Year ending December 31,	Operating Leases (1)	Finance Leases

2019	$69	$2
2020	77	5
2021	65	6
2022	53	—
2023	42	—
Thereafter	123	—
Total lease payments	429	13
Less: Interest	(47)	—
Present value of lease liabilities	$382	$13

(1) Operating lease payments include $32 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $8 million of legally binding minimum lease payments for leases signed but not yet commenced. Operating leases that have been signed but not yet commenced are for equipment and will commence in 2019 with lease terms of 3 to 7 years.
Maturity of Lease Liabilities under ASC 840
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2018:

(In millions)
Year ending December 31,
2019	$94
2020	75
2021	62
2022	51
2023	40
Thereafter	108
Total	$430
Rent expense for all operating leases was $118 million and $126 million during the year ended December 31, 2018 and 2017, respectively.
15. Shareholders’ Equity
The following tables provide changes in shareholders’ equity during the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at December 31, 2018	791	399	$8	$1,057	$(67)	$11,635	$(10,340)	$2,293
Net income						225		225
Other comprehensive loss					(18)			(18)
Share-based compensation				19				19
Shares issued under stock plans		(2)		(42)			37	(5)
Purchases of treasury stock		2					(120)	(120)
Balance at March 31, 2019	791	399	$8	$1,034	$(85)	$11,860	$(10,423)	$2,394

Three Months Ended March 31, 2018	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at December 31, 2017	791	376	$8	$1,031	$(54)	$10,240	$(8,494)	$2,731
Net income						423		423
Other comprehensive loss					(2)			(2)
Share-based compensation				19				19
Shares issued under stock plans		(2)		(45)			35	(10)
Purchases of treasury stock		6					(398)	(398)
Cumulative-effect adjustment of ASU 2014-09 adoption						208		208
Cumulative-effect adjustment of ASU 2017-12 adoption					3	(3)		—
Cumulative-effect adjustment of ASU 2018-02 adoption					(3)	3		—
Balance at March 31, 2018	791	380	$8	$1,005	$(56)	$10,871	$(8,857)	$2,971

16. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2018	$(16)	$(49)	$(2)	$(67)
Other comprehensive loss before reclassifications	(23)	4	—	(19)
Amounts reclassified from accumulated other comprehensive loss	1	—	—	1
Net current-period other comprehensive loss	(22)	4	—	(18)
Balance at March 31, 2019	$(38)	$(45)	$(2)	$(85)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2017	$(14)	$(38)	$(2)	$(54)
Other comprehensive loss before reclassifications	(1)	—	—	(1)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	—	(1)
Net current-period other comprehensive loss	(2)	—	—	(2)
Cumulative-effect adjustment of ASU 2017-12 adoption from retained earnings	3	—	—	3
Cumulative-effect adjustment of ASU 2018-02 adoption to retained earnings	(3)	—	—	(3)
Balance at March 31, 2018	$(16)	$(38)	$(2)	$(56)
Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2019, the Company estimates that it will recognize approximately $6 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
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
The Company has entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of March 31, 2019, the notional amount of these derivatives was $214 million, and the fair value totaling $4 million is reported in prepaid expenses and other current assets in the consolidated balance sheet. As of December 31, 2018, the notional amount of these derivatives was $202 million, and the fair value was nominal. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2019, the Company estimates that it will recognize losses of approximately $2 million in cost of processing and services during the next twelve months as foreign currency forward exchange contracts settle.
In March 2019, the Company entered into Treasury Locks, designated as cash flow hedges, in the aggregate notional amount of $5 billion to manage exposure to fluctuations in benchmark interest rates in anticipation of the possible issuance of fixed rate debt in connection with the refinancing of certain indebtedness of First Data and its subsidiaries (see Note 13). The fair value of the Treasury Locks, which totaled $35 million at March 31, 2019 was recorded primarily within accounts payable and accrued expenses in the consolidated balance sheet with a corresponding amount recorded in accumulated other comprehensive loss, net of income taxes.

17. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
(In millions)	2019	2018
Interest paid	$11	$12
Income taxes paid	9	8
Treasury stock purchases settled after the balance sheet date	—	14
18. Business Segment Information
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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended March 31, 2019
Processing and services revenue	$726	$554	$13	$1,293
Product revenue	188	44	(23)	209
Total revenue	$914	$598	$(10)	$1,502
Operating income	$287	$199	$(113)	$373
Three Months Ended March 31, 2018
Processing and services revenue	$653	$582	$3	$1,238
Product revenue	189	34	(21)	202
Total revenue	$842	$616	$(18)	$1,440
Operating income	$271	$202	$135	$608
Goodwill in the Payments segment was $4.0 billion as of both March 31, 2019 and December 31, 2018. Goodwill in the Financial segment was $1.7 billion as of both March 31, 2019 and December 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the possibility that Fiserv and First Data Corporation may be unable to achieve expected synergies and operating efficiencies from the proposed merger within the expected time frames or at all or to successfully integrate the operations of First Data Corporation into those of Fiserv; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected, including for possible reasons such as unexpected costs, charges or expenses resulting from the transaction; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; the retention of certain key employees; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the outcome of any legal proceedings that may be instituted against Fiserv, First Data Corporation and others related to the merger agreement; unforeseen risks relating to liabilities of Fiserv or First Data Corporation may exist; the conditions to the completion of the transaction may not be satisfied, or the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; the amount of the costs, fees, expenses and charges related to the transaction, including the costs, fees, expenses and charges related to any financing arrangements entered into in connection with the transaction; the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction. Fiserv and First Data Corporation are subject to, among other matters, changes in customer demand for their products and services; pricing and other actions by competitors; general changes in local, regional, national and international economic conditions and the impact they may have on Fiserv and First Data Corporation and their customers and Fiserv’s and First Data Corporation’s assessment of that impact; rapid technological developments and changes, and the ability of Fiserv’s and First Data Corporation’s technology to keep pace with a rapidly evolving marketplace; the impact of a security breach or operational failure on Fiserv’s and First Data Corporation’s business; the effect of proposed and enacted legislative and regulatory actions in the United States and internationally affecting the financial services industry as a whole and/or Fiserv and First Data Corporation and their subsidiaries individually or collectively; regulatory supervision and oversight, and Fiserv’s and First Data Corporation’s ability to comply with government regulations; the impact of Fiserv’s and First Data Corporation’s strategic initiatives; Fiserv’s and First Data Corporation’s ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the ability to contain costs and expenses; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; acts of war and terrorism; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

•
Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2018 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2019 to the comparable period in 2018.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of March 31, 2019.
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
On October 31, 2018, we acquired the debit card processing, ATM Managed Services, and Money Pass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp, for approximately $660 million, including post-closing working capital adjustments, estimated contingent consideration related to earn-out provisions and future payments under a transition services agreement in excess of estimated fair value. This acquisition, included within the Payments segment, deepens our presence in debit card processing, broadens our client reach and scale, and provides new solutions to enhance the value proposition for our existing debit solution clients.
On January 16, 2019, we announced that we had entered into a definitive merger agreement to acquire First Data Corporation (“First Data”) in an all-stock transaction for an equity value of approximately $22 billion as of the announcement. The transaction is expected to close during the second half of 2019, subject to customary closing conditions and regulatory approvals. First Data is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers.
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
Changes in Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2018, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes.

	Three Months Ended March 31,
	2019	2018	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2019	2018	$	%
Revenue:
Processing and services	$1,293	$1,238	86.1%	86.0%	$55	4%
Product	209	202	13.9%	14.0%	7	3%
Total revenue	1,502	1,440	100.0%	100.0%	62	4%
Expenses:
Cost of processing and services	624	568	48.3%	45.9%	56	10%
Cost of product	174	191	83.3%	94.6%	(17)	(9)%
Sub-total	798	759	53.1%	52.7%	39	5%
Selling, general and administrative	341	305	22.7%	21.2%	36	12%
Gain on sale of business	(10)	(232)	(0.7)%	(16.1)%	222	96%
Total expenses	1,129	832	75.2%	57.8%	297	36%
Operating income	373	608	24.8%	42.2%	(235)	(39)%
Interest expense	(59)	(45)	(3.9)%	(3.1)%	14	31%
Debt financing activities	(59)	—	(3.9)%	—	59	n/m
Non-operating income	3	—	0.2%	—	3	n/m
Income before income taxes and loss from investments in unconsolidated affiliates	$258	$563	17.2%	39.1%	$(305)	(54)%

(1) Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2019	$914		$598		$(10)	$1,502
2018	842		616		(18)	1,440
Revenue growth	$72		$(18)		$8	$62
Revenue growth percentage	9%		(3)%			4%
Operating income:
2019	$287		$199		$(113)	$373
2018	271		202		135	608
Operating income growth	$16		$(3)		$(248)	$(235)
Operating income growth percentage	6%		(1)%			(39)%
Operating margin:
2019	31.4%		33.3%			24.8%
2018	32.2%		32.8%			42.2%
Operating margin growth (1)	(80)	bps	50	bps		(1,740)	bps

______________________

(1)	Represents the basis point growth or decline in operating margin.

Total Revenue
Total revenue increased $62 million, or 4%, in the first quarter of 2019 compared to the first quarter of 2018.
Revenue in our Payments segment increased $72 million, or 9%, during the first quarter of 2019 compared to 2018. Revenue from the acquired Elan business contributed 5.5% to Payments segment revenue growth in 2019. The remaining revenue growth in our Payments segment in the first quarter of 2019 was driven by growth in our recurring revenue businesses, with our electronic payments, card services and biller solutions businesses each contributing approximately 1% to Payments segment revenue growth.
Revenue in our Financial segment decreased $18 million, or 3%, during the first quarter of 2019 compared to 2018. The Financial segment revenue decline was attributable to the disposition of a 55% interest of our Lending Solutions business in late March 2018, which reduced Financial segment revenue growth by 9% in the first quarter of 2019. Partially offsetting this decline, our bank processing business contributed 4% revenue growth to the Financial segment, attributed equally to an increase in account processing and software license revenue.
Revenue at Corporate and Other increased $8 million during the first quarter of 2019 compared to 2018 primarily due to transition services revenue from the Lending Joint Ventures.
Total Expenses
Total expenses increased $297 million, or 36%, and total expenses as a percentage of total revenue increased to 75.2% in the first quarter of 2019 compared to 57.8% in the first quarter of 2018. Total expenses and total expenses as a percentage of total revenue were reduced by gains of $10 million and $232 million in the first quarter of 2019 and 2018, respectively, from the sale of a 55% interest of our Lending Solutions business.
Cost of processing and services as a percentage of processing and services revenue increased to 48.3% in the first quarter of 2019 compared to 45.9% in the first quarter of 2018. Cost of processing and services as a percentage of processing and services revenue increased by 60 basis points from our Elan acquisition and 70 basis points as a result of expenses shifting from cost of product to cost of processing and services as financial institutions continue to move from in-house technology to outsourced solutions. The remaining increase was primarily driven by growth-focused investments.
Cost of product as a percentage of product revenue decreased to 83.3% in the first quarter of 2019 compared to 94.6% in the first quarter of 2018. Cost of product as a percentage of product revenue in the first quarter of 2019 was favorably impacted by approximately 400 basis points as a result of expenses shifting from cost of product to cost of processing and services as financial institutions continue to move from in-house technology to outsourced solutions. The remaining reduction in cost of product as a percentage of product revenue in the first quarter of 2019 was attributable to product mix, including a reduction of approximately 450 basis points from an increase in higher-margin software license revenue.
Selling, general and administrative expenses as a percentage of total revenue increased to 22.7% in the first quarter of 2019 compared to 21.2% in the first quarter of 2018. The increase in selling, general and administrative expenses as a percentage of total revenue in the first quarter of 2019 was primarily due to increased costs associated with the announced merger agreement to acquire First Data.
The gains on sale of businesses of $10 million and $232 million in the first quarter of 2019 and 2018, respectively, resulted from the sale of a 55% interest of our Lending Solutions business, including contingent consideration received in 2019.
Operating Income and Operating Margin
Total operating income decreased $235 million, or 39%, in the first quarter of 2019 compared to 2018. Total operating margin decreased to 24.8% in the first quarter of 2019 compared to 42.2% in 2018.
Operating income in our Payments segment increased $16 million, or 6%, and operating margin decreased 80 basis points to 31.4% in the first quarter of 2019 compared to 2018. The reduction in the Payment segment operating margin was primarily attributable to additional investments to support client service and business growth. In addition, the Payments segment operating margin was reduced by 20 basis points from our Elan acquisition.
Operating income in our Financial segment decreased $3 million, or 1%, and operating margin increased 50 basis points to 33.3% in the first quarter of 2019 compared to 2018. The improvement in the Financial segment operating margin was primarily attributable to higher-margin software license revenue growth, which positively impacted Financial segment operating margin by approximately 70 basis points. Financial segment operating margin favorability was partially offset by growth-focused investments in our account processing businesses.

Corporate and Other reported an operating loss of $113 million in the first quarter of 2019 compared to operating income of $135 million in the first quarter of 2018. Corporate and Other was favorably impacted by gains of $10 million and $232 million in the first quarter of 2019 and 2018, respectively, from the sale of a 55% interest of our Lending Solutions business. In addition, Corporate and Other includes acquisition costs of $23 million in the first quarter of 2019 related to the announced merger agreement to acquire First Data.
Interest Expense
Interest expense increased $14 million, or 31% in the first quarter of 2019 compared to 2018, primarily attributable to the September 2018 issuance of $2.0 billion of fixed-rate senior notes.
Debt Financing Activities
In connection with the definitive merger agreement on January 16, 2019 to acquire First Data, we entered into a bridge facility commitment letter providing a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17.0 billion for the purpose of refinancing certain indebtedness of First Data on the closing date of the acquisition. We recorded $59 million of expense in the first quarter of 2019 associated with such bridge term loan facility. See below under “First Data Acquisition Financing” for a description of our planned financing to fund the First Data acquisition.
Non-Operating Income
Non-operating income in the first quarter of 2019 includes $2 million of interest income and $1 million related to the fulfillment of our stand-ready obligations to perform over the term of the Lending Joint Ventures debt guarantees and the associated release from risk.
Income Tax Provision
Income tax provision as a percentage of income before loss from investments in unconsolidated affiliates was 11.9% and 24.9% in the first quarter of 2019 and 2018, respectively. The rate in the first quarter of 2019 includes discrete benefits due to a loss from subsidiary restructuring. The rate in the first quarter of 2018 included $78 million of income tax expense associated with the $232 million gain on the sale of a 55% interest of our Lending Solutions business.
Loss from Investments in Unconsolidated Affiliates
Our share of net loss from the Lending Joint Ventures is reported as loss from investments in unconsolidated affiliates and the related tax benefit is reported within the income tax provision in the consolidated statements of income. Loss from investments in unconsolidated affiliates, including acquired intangible asset amortization, was $2 million in the first quarter of 2019.
Net Income Per Share – Diluted
Net income per share-diluted was $0.56 and $1.00 in the first quarter of 2019 and 2018, respectively. Net income per share-diluted in the first quarter of 2019 included expenses of $0.16 per share related to the previously announced merger agreement to acquire First Data. Net income per share-diluted was favorably impacted in the first quarter of 2018 by a gain of $0.37 per share on the sale of a 55% interest of our Lending Solutions business. Amortization of acquisition-related intangible assets reduced net income per share-diluted by $0.09 and $0.07 per share in the first quarter of 2019 and 2018, respectively.

Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $452 million and available borrowings under our revolving credit facility of $940 million at March 31, 2019. See below under “First Data Acquisition Financing” for a description of our planned financing to fund the First Data acquisition. The following table summarizes our operating cash flow and capital expenditure amounts for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2019	2018	$	%
Net income	$225	$423	$(198)
Depreciation and amortization	205	134	71
Share-based compensation	19	19	—
Deferred income taxes	8	77	(69)
Gain on sale of business	(10)	(232)	222
Loss from investments in unconsolidated affiliates	2	—	2
Net changes in working capital and other	(76)	(49)	(27)
Operating cash flow	$373	$372	$1	n/m
Capital expenditures	$98	$77	$21	27%
Our net cash provided by operating activities, or operating cash flow, was $373 million in the first three months of 2019, up slightly from the $372 million in the first three months of 2018.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases (after the closing of the First Data acquisition), and acquisitions, and to repay debt rather than to pay dividends. Our capital expenditures were approximately 7% and 5% of our total revenue in the first three months of 2019 and 2018, respectively.
Share Repurchases
We purchased $120 million and $398 million of our common stock during the first three months of 2019 and 2018, respectively. We deferred share repurchases as of January 16, 2019 until the close of the First Data acquisition, which is expected to occur during the second half of 2019, subject to customary closing conditions and regulatory approvals. As of March 31, 2019, we had approximately 24.3 million shares remaining under our current repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
On October 31, 2018, we acquired the debit card processing, ATM Managed Services, and Money Pass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp, for approximately $660 million including post-closing working capital adjustments, estimated contingent consideration related to earn-out provisions and future payments under a transition services agreement in excess of fair value. We funded this acquisition by utilizing existing availability under our revolving credit facility.
On January 16, 2019, we announced that we had entered into a definitive merger agreement to acquire First Data in an all-stock transaction for an equity value of approximately $22 billion as of the announcement. The transaction is expected to close during the second half of 2019, subject to customary closing conditions and regulatory approvals. First Data is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers.
In March 2018, we sold a 55% interest of our Lending Solutions business, retaining 45% ownership interests in two joint ventures. We received gross sale proceeds of $419 million from the transactions. In addition, in January 2018, we completed the sale of the retail voucher business acquired in our 2017 acquisition of Monitise for proceeds of £37 million ($50 million).

Indebtedness

(In millions)	March 31, 2019	December 31, 2018
Revolving credit facility	$1,039	$1,129
2.7% senior notes due 2020	850	850
4.75% senior notes due 2021	400	400
3.5% senior notes due 2022	700	700
3.8% senior notes due 2023	1,000	1,000
3.85% senior notes due 2025	900	900
4.2% senior notes due 2028	1,000	1,000
Unamortized discount and unamortized deferred financing costs	(28)	(29)
Other borrowings	14	9
Total debt (including current maturities)	$5,875	$5,959
At March 31, 2019, our debt consisted primarily of $4.9 billion of fixed-rate senior notes and $1.0 billion of revolving credit facility borrowings. Interest on our senior notes is paid semi-annually. During the first three months of 2019, we were in compliance with all financial debt covenants.
Variable Rate Debt
We maintain a $2.0 billion revolving credit agreement with a syndicate of banks. Outstanding borrowings under the revolving credit facility bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate was 3.51% on the revolving credit facility borrowings at March 31, 2019. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which matures in September 2023.
On February 6, 2019, we entered into an amendment to the amended and restated revolving credit facility to (i) amend the maximum leverage ratio covenant to permit us to elect to increase the permitted maximum leverage ratio from three and one-half times our consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) to either four times or four and one-half times our EBITDA for a specified period following certain acquisitions and (ii) permit us to make drawings under the revolving credit facility on the closing date of our acquisition of First Data subject to only limited conditions. On February 15, 2019, we entered into a second amendment to our existing revolving credit agreement in order to increase the aggregate commitments available thereunder by $1.5 billion and to make certain additional amendments to facilitate the operation of the combined business following the acquisition of First Data. The increased commitments and additional amendments will become effective upon the satisfaction or waiver of conditions that are substantially similar to the conditions to funding under the term loan facility described below.
First Data Acquisition Financing
On January 16, 2019, in connection with the definitive merger agreement to acquire First Data, we entered into a bridge facility commitment letter pursuant to which a group of financial institutions committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17.0 billion for the purpose of refinancing certain indebtedness of First Data and its subsidiaries on the closing date of the merger, making cash payments in lieu of fractional shares as part of the merger consideration, and paying fees and expenses related to the merger, the refinancing and the related transactions. There are no outstanding borrowings under the bridge term loan facility at March 31, 2019.
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
In March 2019, we entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, in the aggregate notional amount of $5 billion to manage exposure to fluctuations in benchmark interest rates in anticipation of the possible issuance of fixed rate debt in connection with the refinancing of certain indebtedness of First Data and its subsidiaries. The fair value of the Treasury Locks, which totaled $35 million at March 31, 2019 was recorded primarily within accounts payable and accrued expenses in the consolidated balance sheet with a corresponding amount recorded in accumulated other comprehensive loss, net of income taxes. A 10 basis point increase or decrease in interest rates would impact the fair value of the Treasury Locks by approximately $50 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the Treasury Locks described above, which description is incorporated by reference herein, there have been no other material changes to the quantitative and qualitative disclosures about market risk as required by this item which are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of the company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2019	1,640,000	$73.29	1,640,000	24,320,000
February 1-28, 2019	—	—	—	24,320,000
March 1-31, 2019	—	—	—	24,320,000
Total	1,640,000		1,640,000
_________________________

(1)
On each of November 16, 2016 and August 8, 2018, our board of directors authorized the purchase of up to 30.0 million shares of our common stock. These authorizations do not expire. On January 16, 2019, we announced that we had entered into a definitive merger agreement to acquire First Data. We deferred share repurchases as of January 16, 2019 until the close of the First Data acquisition, as described above, which is expected to occur during the second half of 2019, subject to customary closing conditions and regulatory approvals.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of January 16, 2019, among Fiserv, Inc., 300 Holdings, Inc. and First Data Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Fiserv, Inc. filed January 18, 2019).

4.1
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of February 6, 2019, among Fiserv, Inc. and the financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed February 7, 2019).

4.2
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of February 15, 2019, among Fiserv, Inc. and the financial institutions party thereto (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Fiserv, Inc. filed February 21, 2019).

4.3
Shareholder Agreement, dated as of January 16, 2019, between Fiserv, Inc. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed January 18, 2019).

4.4
Registration Rights Agreement, dated as of January 16, 2019, between Fiserv, Inc. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed January 18, 2019).

4.5
Term Loan Credit Agreement, dated as of February 15, 2019, among Fiserv, Inc. and the financial institutions party thereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of Fiserv, Inc. filed February 21, 2019).

10.1
Voting and Support Agreement, dated as of January 16, 2019, between Fiserv, Inc. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Fiserv, Inc. filed January 18, 2019).

10.2
Bridge Facility Commitment Letter, dated as of January 16, 2019, between Fiserv, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Fiserv, Inc. filed January 18, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	May 1, 2019	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	May 1, 2019	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer