Form 10-Q
period 2019-06-30
FISERV INC
filed 2019-07-26
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number 1-38962

FISERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1506125
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

255 Fiserv Drive	Brookfield	WI	53045
(Address of Principal Executive Offices)			(Zip Code)
(262) 879-5000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FISV	The NASDAQ Stock Market LLC
0.375% Senior Notes due 2023	FISV23	The NASDAQ Stock Market LLC
1.125% Senior Notes due 2027	FISV27	The NASDAQ Stock Market LLC
1.625% Senior Notes due 2030	FISV30	The NASDAQ Stock Market LLC
2.250% Senior Notes due 2025	FISV25	The NASDAQ Stock Market LLC
3.000% Senior Notes due 2031	FISV31	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2019, there were 392,972,846 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Processing and services	$1,328	$1,207	$2,621	$2,445
Product	184	213	393	415
Total revenue	1,512	1,420	3,014	2,860
Expenses:
Cost of processing and services	617	560	1,241	1,128
Cost of product	168	179	342	370
Selling, general and administrative	343	320	684	625
(Gain) loss on sale of business	—	3	(10)	(229)
Total expenses	1,128	1,062	2,257	1,894
Operating income	384	358	757	966
Interest expense	(64)	(45)	(123)	(90)
Debt financing activities	(37)	—	(96)	—
Non-operating income	8	3	11	3
Income before income taxes and (loss) income from investments in unconsolidated affiliates	291	316	549	879
Income tax provision	(60)	(72)	(91)	(212)
(Loss) income from investments in unconsolidated affiliates	(8)	7	(10)	7
Net income	$223	$251	$448	$674

Net income per share – basic	$0.57	$0.61	$1.14	$1.64
Net income per share – diluted	$0.56	$0.60	$1.12	$1.61

Shares used in computing net income per share:
Basic	392.5	408.4	392.1	410.7
Diluted	399.6	416.4	399.4	419.0
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$223	$251	$448	$674
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit of $36 million, $2 million, $45 million and $2 million	(107)	(4)	(130)	(5)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $0 and $1 million	—	(1)	—	(3)
Reclassification adjustment for net realized losses on cash flow hedges included in interest expense, net of income tax provision of $0, $0, $1 million and $1 million	1	1	2	2
Foreign currency translation	(2)	(6)	2	(6)
Total other comprehensive loss	(108)	(10)	(126)	(12)
Comprehensive income	$115	$241	$322	$662
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$8,441	$415
Trade accounts receivable, net	989	1,049
Prepaid expenses and other current assets	779	760
Total current assets	10,209	2,224
Property and equipment, net	418	398
Intangible assets, net	2,102	2,143
Goodwill	5,702	5,702
Contract costs, net	445	419
Other long-term assets	764	376
Total assets	$19,640	$11,262
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$1,685	$1,626
Current maturities of long-term debt	9	4
Contract liabilities	360	380
Total current liabilities	2,054	2,010
Long-term debt	13,747	5,955
Deferred income taxes	713	745
Long-term contract liabilities	106	89
Other long-term liabilities	474	170
Total liabilities	17,094	8,969
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800.0 million shares authorized; 791.4 million shares issued	8	8
Additional paid-in capital	1,056	1,057
Accumulated other comprehensive loss	(193)	(67)
Retained earnings	12,083	11,635
Treasury stock, at cost, 398.5 million and 398.9 million shares	(10,408)	(10,340)
Total shareholders’ equity	2,546	2,293
Total liabilities and shareholders’ equity	$19,640	$11,262
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$448	$674
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	202	184
Amortization of acquisition-related intangible assets	89	80
Amortization of financing costs, debt discounts and other	105	6
Share-based compensation	34	36
Deferred income taxes	12	80
Gain on sale of business	(10)	(229)
Loss (income) from investments in unconsolidated affiliates	10	(7)
Settlement of interest rate hedge contracts	(183)	—
Other operating activities	(3)	2
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	60	(11)
Prepaid expenses and other assets	(62)	(64)
Contract costs	(93)	(76)
Accounts payable and other liabilities	(28)	17
Contract liabilities	(2)	(79)
Net cash provided by operating activities from continuing operations	579	613
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(210)	(169)
Proceeds from sale of business	10	419
Payments for acquisition of business, including working capital adjustments	54	—
Distributions from unconsolidated affiliates	7	—
Purchases of investments	(3)	(2)
Other investing activities	6	(12)
Net cash (used in) provided by investing activities from continuing operations	(136)	236
Cash flows from financing activities:
Debt proceeds	9,894	1,161
Debt repayments	(2,018)	(1,257)
Payments of debt financing, redemption and other costs	(164)	—
Proceeds from issuance of treasury stock	56	44
Purchases of treasury stock, including employee shares withheld for tax obligations	(185)	(824)
Other financing activities	—	7
Net cash provided by (used in) financing activities from continuing operations	7,583	(869)
Net change in cash and cash equivalents from continuing operations	8,026	(20)
Net cash flows from discontinued operations	—	43
Cash and cash equivalents, beginning balance	415	325
Cash and cash equivalents, ending balance	$8,441	$348
Discontinued operations cash flow information:
Net cash used in operating activities	$—	$(7)
Net cash provided by investing activities	—	50
Net change in cash and cash equivalents from discontinued operations	$—	$43
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The consolidated financial statements for the three and six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain prior period amounts have been reclassified to conform to current period presentation.
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
In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The recognized liability is measured at the present value of lease payments not yet paid, and the corresponding asset represents the lessee’s right to use the underlying asset over the lease term and is based on the liability, subject to certain adjustments. For income statement and statement of cash flow purposes, the standard retains the dual model with leases classified as either operating or finance. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. The standard prescribes a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvements for Lessors; and ASU No. 2019-01, Leases (Topic 842) - Codification Improvements. ASU No. 2018-11 provides an additional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For public entities, ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018.
The Company adopted the new standard effective January 1, 2019 using the optional transition method in ASU No. 2018-11. Under this method, the Company has not adjusted its comparative period financial statements for the effects of the new standard or made the new, expanded required disclosures for periods prior to the effective date. The Company elected the package of practical expedients permitted under the transition guidance in ASU 2016-02 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate.

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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements under Accounting Standards Codification (“ASC”) 350 for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Company plans to adopt ASU 2018-15 on January 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which prescribes an impairment model for most financial instruments based on expected losses rather than incurred losses. Under this model, an estimate of expected credit losses over the contractual life of the instrument is to be recorded as of the end of a reporting period as an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial instrument. For public entities, ASU 2016-13 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For most instruments, entities must apply the standard using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.
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
Disaggregation of Revenue
The tables below present the Company’s revenue disaggregated by major business, including a reconciliation with its reportable segments. Most of the Company’s revenue is earned domestically within these major businesses, with revenue from clients outside the United States comprising approximately 6% and 5% of total revenue for the six months ended June 30, 2019 and 2018, respectively.

(In millions)	Reportable Segments
Three Months Ended June 30, 2019	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$362	$—	$—	$362
Card and Related Services	469	—	—	469
Other	86	—	—	86
Total Payments	917	—	—	917
Account and Item Processing	—	526	—	526
Other	—	78	—	78
Total Financial	—	604	—	604
Corporate and Other	—	—	(9)	(9)
Total Revenue	$917	$604	$(9)	$1,512

(In millions)	Reportable Segments
Three Months Ended June 30, 2018	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$356	$—	$—	$356
Card and Related Services	400	—	—	400
Other	81	—	—	81
Total Payments	837	—	—	837
Account and Item Processing	—	530	—	530
Other	—	60	—	60
Total Financial	—	590	—	590
Corporate and Other	—	—	(7)	(7)
Total Revenue	$837	$590	$(7)	$1,420

(In millions)	Reportable Segments
Six Months Ended June 30, 2019	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$729	$—	$—	$729
Card and Related Services	938	—	—	938
Other	164	—	—	164
Total Payments	1,831	—	—	1,831
Account and Item Processing	—	1,059	—	1,059
Other	—	143	—	143
Total Financial	—	1,202	—	1,202
Corporate and Other	—	—	(19)	(19)
Total Revenue	$1,831	$1,202	$(19)	$3,014

(In millions)	Reportable Segments
Six Months Ended June 30, 2018	Payments	Financial	Corporate and Other	Total

Major Business
Digital Money Movement	$708	$—	$—	$708
Card and Related Services	814	—	—	814
Other	157	—	—	157
Total Payments	1,679	—	—	1,679
Account and Item Processing	—	1,036	—	1,036
Lending Solutions	—	56	—	56
Other	—	114	—	114
Total Financial	—	1,206	—	1,206
Corporate and Other	—	—	(25)	(25)
Total Revenue	$1,679	$1,206	$(25)	$2,860

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

(In millions)	June 30, 2019	December 31, 2018
Contract assets	$204	$171
Contract liabilities	466	469

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
The Company recognized $248 million of revenue during the six months ended June 30, 2019 that was included in the contract liability balance at the beginning of the period, which exceeded advance cash receipts for services yet to be provided.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

(In millions)	Remainder of:
June 30, 2019	2019	2020	2021	2022	Thereafter
Processing and services	$549	$943	$772	$560	$746
Product	16	31	22	12	11

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

4. Acquisitions
On October 31, 2018, the Company acquired the debit card processing, ATM Managed Services, and MoneyPass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp (“Elan”), for approximately $659 million. Such purchase price includes an initial cash payment of $691 million, less the receipt of post-closing working capital adjustments of $57 million in 2019, plus contingent consideration related to earn-out provisions estimated at a fair value of $12 million and future payments under a transition services agreement estimated to be in excess of fair value of $13 million. This acquisition, included within the Payments segment, deepens the Company’s presence in debit card processing, broadens its client reach and scale, and provides new solutions to enhance the value proposition for its existing debit solution clients.
The preliminary allocation of purchase price recorded for Elan as of June 30, 2019 was as follows:

(In millions)
Trade accounts receivable	$20
Prepaid expenses and other current assets	94
Property and equipment	9
Intangible assets	353
Goodwill	238
Accounts payable and other current liabilities	(55)
Total purchase price	$659

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

In conjunction with the acquisition, the Company entered into a transition services agreement for the provision of certain processing, network, administrative and managed services for a period of two years. The results of operations for Elan consisting of $45 million and $91 million of revenue and $5 million and $14 million of operating income, including $6 million and $12 million of acquired intangible asset amortization, for the three and six months ended June 30, 2019, respectively, have been included within the accompanying consolidated statements of income.
On January 16, 2019, the Company announced that it had entered into a definitive merger agreement to acquire First Data Corporation (“First Data”) in an all-stock transaction for an equity value of approximately $22 billion as of the announcement. Fiserv and First Data have received the final required regulatory approvals and non-objections needed to complete the proposed acquisition. Subject to the satisfaction or waiver of the remaining customary contractual conditions set forth in the merger agreement, the parties expect to close the transaction on or about July 29, 2019. See Note 13 for a description of related debt financing activities.
5. Discontinued Operations
On January 10, 2018, the Company completed the sale of the retail voucher business, MyVoucherCodes, acquired as part of its acquisition of Monitise plc in September 2017 for proceeds of £37 million ($50 million). The corresponding proceeds received during the six months ended June 30, 2018 are presented within discontinued operations since the business was never considered part of the Company’s ongoing operations. There was no impact to operating income or gain/loss recognized on the sale during the six months ended June 30, 2018.
Cash flows from discontinued operations during the six months ended June 30, 2018 also included tax payments of $7 million related to income recognized in 2017 from a prior disposition.

6. Investments in Unconsolidated Affiliates
On March 29, 2018, the Company completed the sale of a 55% controlling interest of each of Fiserv Automotive Solutions, LLC and Fiserv LS LLC, which were subsidiaries of the Company that owned its Lending Solutions business (collectively, the “Lending Joint Ventures”), to funds affiliated with Warburg Pincus LLC. The Lending Joint Ventures, which were reported within the Financial segment, included all of the Company’s automotive loan origination and servicing products, as well as its LoanServTM mortgage and consumer loan servicing platform. The Company received gross sale proceeds of $419 million from the transactions. During the six months ended June 30, 2018, the Company recognized a pre-tax gain on the sale of $229 million, with the related tax expense of $77 million recorded through the income tax provision, in the consolidated statements of income. The pre-tax gain included $124 million related to the remeasurement of the Company’s 45% retained interests based upon the estimated enterprise value of the Lending Joint Ventures. During the six months ended June 30, 2019, the Company recognized a pre-tax gain on the sale of $10 million, with the related tax expense of $2 million recorded through the income tax provision, as contingent special distribution provisions within the transaction agreement were resolved and thereby realized. The Company’s remaining 45% ownership interests in the Lending Joint Ventures are accounted for as equity method investments, with the Company’s share of net (loss) income reported as (loss) income from investments in unconsolidated affiliates and the related tax (benefit) expense reported within the income tax provision in the consolidated statements of income. During the three months ended June 30, 2019, the Company received a cash distribution of $7 million from the Lending Joint Ventures, which was recorded as a reduction in the Company’s investment in the Lending Joint Ventures. The entire distribution represented a return of the Company’s investment and is reported in cash flows from investing activities. The Company’s investment in the Lending Joint Ventures was $48 million and $65 million at June 30, 2019 and December 31, 2018, respectively, and is reported within other long-term assets in the consolidated balance sheets. The revenues, expenses and cash flows of the Lending Joint Ventures after the sale transactions are not included in the Company’s consolidated financial statements.
Prior to the sale transactions described above, the Lending Joint Ventures entered into variable-rate term loan facilities for an aggregate amount of $350 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $35 million with a syndicate of banks, which transferred to the Lending Joint Ventures as part of the sale. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. These debt facilities mature in March 2023, and there are no outstanding borrowings on the revolving credit facilities as of June 30, 2019. The Company recorded an initial $34 million liability as a reduction to the gain on sale transactions for the estimated fair value of its obligations to stand ready to perform over the term of the guarantees, which is reported primarily within other long-term liabilities in the consolidated balance sheets. Such guarantees will be amortized in future periods over the contractual term. The Company recognized $2 million during both the three months ended June 30, 2019 and 2018, and $3 million and $2 million during the six months ended June 30, 2019 and 2018, respectively, within non-operating income in its consolidated statements of income related to its release from risk under the guarantees. The Company has not made any payments under the guarantees, nor has it been called upon to do so. In conjunction with the sale transactions described above, the Company also entered into certain transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to the Lending Joint Ventures. Amounts transacted through these agreements approximated $9 million and $18 million during the three and six months ended June 30, 2019, respectively, and $10 million during the three and six months ended June 30, 2018, and were primarily recognized as processing and services revenue in the consolidated statements of income.

7. Share-Based Compensation
The Company recognized $15 million and $34 million of share-based compensation expense during the three and six months ended June 30, 2019, respectively, and $17 million and $36 million of share-based compensation expense during the three and six months ended June 30, 2018, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. During the six months ended June 30, 2019 and 2018, stock options to purchase 1.7 million and 1.9 million shares, respectively, were exercised.
A summary of stock option, restricted stock unit and performance share unit grant activity is as follows:

	Six Months Ended June 30,
	2019		2018
	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value	Shares Granted (In thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,171	$28.43	1,265	$22.43
Restricted stock units	371	84.84	501	70.14
Performance share units	—	—	165	75.39

8. Income Taxes
Income tax provision as a percentage of income before (loss) income from investments in unconsolidated affiliates was 20.9% and 23.0% in the three months ended June 30, 2019 and 2018, respectively, and was 16.6% and 24.2% in the six months ended June 30, 2019 and 2018, respectively. The rate in the six months ended June 30, 2019 includes discrete benefits due to a loss from subsidiary restructuring. The rate in the six months ended June 30, 2018 includes $77 million of income tax expense associated with the $229 million gain on the sale of a 55% interest of the Company’s Lending Solutions business (see Note 6).
9. Shares Used in Computing Net Income Per Share
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Weighted-average common shares outstanding used for the calculation of net income per share – basic	392.5	408.4	392.1	410.7
Common stock equivalents	7.1	8.0	7.3	8.3
Weighted-average common shares outstanding used for the calculation of net income per share – diluted	399.6	416.4	399.4	419.0

For the three months ended June 30, 2019 and 2018, stock options for 1.2 million and 1.3 million shares, respectively, were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive. For both the six months ended June 30, 2019 and 2018, stock options for 1.0 million shares were excluded from the calculation of diluted weighted-average outstanding shares because their impact was anti-dilutive.
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
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The estimated fair value of total debt was based on quoted prices in active markets for the Company’s senior notes (level 1 of the fair value hierarchy). The fair value of the Company’s revolving credit facility borrowings approximates carrying value as the underlying interest rate is variable based on LIBOR. The estimated fair value of total debt was $14.0 billion and $6.0 billion at June 30, 2019 and December 31, 2018, respectively. See Note 13 for a description of debt financing activities in connection with the Company’s proposed acquisition of First Data.
The estimated fair value of the contingent consideration liability of $12 million at June 30, 2019 related to the acquisition of Elan (see Note 4) was based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the earn-out criteria (level 3 of the fair value hierarchy). This estimated fair value has not changed since the acquisition date. The aggregate fair values of the Company’s debt guarantee arrangements (see Note 6) with the Lending Joint Ventures approximate the $26 million carrying values at June 30, 2019 (level 3 of the fair value hierarchy). The contingent consideration and debt guarantee liabilities are reported primarily in other long-term liabilities in the consolidated balance sheets.
11. Intangible Assets
Intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2019
Customer related intangible assets	$2,642	$1,365	$1,277
Acquired software and technology	591	505	86
Trade names	120	74	46
Capitalized software development costs	893	353	540
Purchased software	273	120	153
Total	$4,519	$2,417	$2,102

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2018
Customer related intangible assets	$2,642	$1,294	$1,348
Acquired software and technology	591	490	101
Trade names	120	71	49
Capitalized software development costs	810	314	496
Purchased software	261	112	149
Total	$4,424	$2,281	$2,143

The Company estimates that annual amortization expense with respect to acquired intangible assets recorded at June 30, 2019, which include customer related intangible assets, acquired software and technology, and trade names, will be approximately $180 million in 2019, $160 million in 2020, $150 million in each of 2021 and 2022, and $140 million in 2023. Amortization expense with respect to capitalized and purchased software recorded at June 30, 2019 is estimated to approximate $210 million in 2019.
12. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2019	December 31, 2018
Trade accounts payable	$107	$127
Client deposits	597	564
Settlement obligations	491	480
Accrued compensation and benefits	133	199
Current operating lease liabilities	74	—
Other accrued expenses	283	256
Total	$1,685	$1,626

13. Long-Term Debt
On January 16, 2019, in connection with the definitive merger agreement to acquire First Data (see Note 4), the Company entered into a bridge facility commitment letter pursuant to which a group of financial institutions committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17.0 billion for the purpose of refinancing certain indebtedness of First Data and its subsidiaries on the closing date of the merger, making cash payments in lieu of fractional shares as part of the merger consideration, and paying fees and expenses related to the merger, the refinancing and the related transactions. The Company recorded $37 million and $96 million of expenses, reported within debt financing activities in the consolidated statements of income, related to the bridge term loan facility during the three and six months ended June 30, 2019, respectively. There were no outstanding borrowings under the bridge term loan facility at June 30, 2019. The aggregate commitments of $17.0 billion under the bridge facility commitment letter have been replaced with a corresponding amount of permanent financing through the term loan credit agreement and issuance of senior notes, as described below, resulting in the termination of the bridge term loan facility effective July 1, 2019.
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
On February 15, 2019, the Company entered into a new term loan credit agreement with a syndicate of financial institutions pursuant to which such financial institutions have committed to provide the Company with a senior unsecured term loan facility in an aggregate principal amount of $5.0 billion, consisting of $1.5 billion in commitments to provide loans with a three-year maturity and $3.5 billion in commitments to provide loans with a five-year maturity. The availability of loans under the term loan facility is subject to the satisfaction or waiver of certain conditions, including (i) the closing of the acquisition substantially concurrently with the funding of such loans, (ii) the absence of a material adverse effect with respect to First Data since January 16, 2019, (iii) the truth and accuracy in all material respects of certain representations and warranties, (iv) the receipt of certain certificates, and (v) the receipt of certain financial statements. Loans drawn under the term loan facility will be subject to amortization at an annual rate of 5% for the first two years and 7.5% thereafter (with loans outstanding under the five-year tranche subject to amortization at an annual rate of 10% after the fourth anniversary of the commencement of amortization), with accrued and unpaid amortization amounts required to be paid on the last business day in December of each year. Borrowings under the term loan facility will bear interest at variable rates based on LIBOR or on a base rate plus, in each case, a specified margin based on the Company’s long-term debt rating in effect from time to time. The Company is also required to pay a ticking fee that accrues on the aggregate undrawn commitments under the term loan facility at a per annum rate based upon the Company’s long-term debt rating in effect from time to time. The term loan credit agreement contains affirmative, negative and financial covenants, and events of default, that are substantially the same as those set forth in the Company’s existing revolving credit facility, as amended as described above.
On June 24, 2019, the Company completed an offering of $9.0 billion aggregate principal amount of senior notes comprised of $2.0 billion aggregate principal amount of 2.75% senior notes due in July 2024, $2.0 billion aggregate principal amount of 3.2% senior notes due in July 2026, $3.0 billion aggregate principal amount of 3.5% senior notes due in July 2029 and $2.0 billion aggregate principal amount of 4.4% senior notes due in July 2049. The senior notes pay interest semi-annually on January 1 and July 1, commencing on January 1, 2020. The indentures governing the senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem the senior notes, in whole or in part, at any time prior to the applicable par call date. If the proposed merger between the Company and First Data is terminated, has not been consummated, or the Company uses reasonable judgment to determine that the merger will not be consummated, on or prior to April 16, 2020, the Company is required to redeem all outstanding senior notes at a price equal to 101% of the aggregate principal amount plus any accrued and unpaid interest. The Company intends to use the net proceeds of the senior notes to refinance indebtedness in connection with the closing of the merger with First Data and used a portion of the net proceeds from the offering described above to repay all outstanding borrowings totaling $790 million under its amended and restated revolving credit facility pending such use.

Remaining proceeds were invested in a highly liquid institutional bank deposit held at a single financial institution and were recorded as cash equivalents on the consolidated balance sheet as of June 30, 2019.
In June 2019, the Company entered into an underwriting agreement with a syndicate of financial institutions for the issuance and sale of €1.5 billion aggregate principal amount and £1.05 billion aggregate principal amount of senior notes comprised of €500 million aggregate principal amount of 0.375% senior notes due in July 2023, €500 million aggregate principal amount of 1.125% senior notes due in July 2027, €500 million aggregate principal amount of 1.625% senior notes due in July 2030, £525 million aggregate principal amount of 2.25% senior notes due in July 2025, and £525 million aggregate principal amount of 3.0% senior notes due in July 2031. The Company completed its offering of these senior notes on July 1, 2019, therefore, such senior notes are not reflected within the consolidated balance sheet as of June 30, 2019. The senior notes pay interest annually on July 1, commencing on July 1, 2020. The indentures governing the senior notes contain covenants that are substantially the same as those set forth in the Company’s $9.0 billion aggregate principal amount senior notes described above.
In connection with the anticipated issuance of the senior notes described above, the Company entered into foreign exchange forward contracts to minimize foreign currency exposure to the Euro and British Pound upon settlement of the proceeds from the senior notes. At June 30, 2019, the notional amount of these derivatives was £1.05 billion ($1.34 billion) and €563 million ($641 million), and the fair value totaling $2.0 million was reported in prepaid expenses and other current assets in the consolidated balance sheet and in debt financing activities in the consolidated statement of income as of and during the three months ended June 30, 2019. The foreign exchange forward contracts matured on July 1, 2019, concurrent with the offering of the senior notes described above.
14. Leases
The Company adopted ASU 2016-02 and its related amendments (collectively known as “ASC 842”) effective January 1, 2019 using the optional transition method in ASU 2018-11. Therefore, the reported results for the three and six months ended June 30, 2019 reflect the application of ASC 842 while the reported results for the three and six months ended June 30, 2018 were not adjusted and continue to be reported under the accounting guidance, ASC 840, Leases (“ASC 840”), in effect for the prior periods.
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
The Company leases certain office space, data centers, and equipment. The Company’s leases have remaining lease terms of one to 11 years. Most leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The depreciable life of the ROU assets and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option.

Lease Balances

(In millions)	June 30, 2019
Assets
Operating lease assets(1)	$361
Finance lease assets(2)	24
Total lease assets	$385

Liabilities
Current
Operating lease liabilities(1)	$74
Finance lease liabilities(2)	7
Noncurrent
Operating lease liabilities(1)	327
Finance lease liabilities(2)	11
Total lease liabilities	$419

(1) Operating lease assets are included within other long-term assets, and operating lease liabilities are included within accounts payable and accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s consolidated balance sheet. Operating lease assets are recorded net of accumulated amortization of $39 million as of June 30, 2019.
(2) Finance lease assets are included within property and equipment, net and finance lease liabilities are included within current maturities of long-term debt (current portion) and long-term debt (noncurrent portion) in the Company’s consolidated balance sheets. Finance lease assets are recorded net of accumulated amortization of $10 million as of June 30, 2019.
Components of Lease Cost

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(1)	$38	$77
Finance lease cost(2)
Amortization of right-of-use assets	1	2
Interest on lease liabilities	—	—
Total lease cost	$39	$79
(1) Operating lease expense is included within cost of processing and services, cost of product and selling, and general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statements of income. Operating lease cost includes approximately $15 million and $28 million of variable lease costs for the three and six months ended June 30, 2019, respectively.
(2) Finance lease expense is recorded as depreciation and amortization expense within cost of processing and services, cost of product and selling, and general and administrative expense, dependent upon the nature and use of the ROU asset, and interest expense in the Company’s consolidated statements of income.
Supplemental Cash Flow Information

(In millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$53
Operating cash flows from finance leases	—
Financing cash flows from finance leases	11

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$56
Finance leases	15

Lease Term and Discount Rate

June 30, 2019
Weighted-average remaining lease term
Operating leases	6 years
Finance leases	3 years
Weighted-average discount rate
Operating leases	3.5%
Finance leases	3.5%

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2019:

(In millions)
Year ending December 31,	Operating Leases (1)	Finance Leases
2019	$45	$2
2020	79	7
2021	70	7
2022	58	1
2023	47	1
Thereafter	140	1
Total lease payments	439	19
Less: Interest	(38)	(1)
Present value of lease liabilities	$401	$18
(1) Operating lease payments include $61 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $13 million of legally binding minimum lease payments for leases signed but not yet commenced. Operating leases that have been signed but not yet commenced are for real estate and equipment and will commence in 2019 with lease terms of one to seven years.
Maturity of Lease Liabilities under ASC 840
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2018:

(In millions)
Year ending December 31,
2019	$94
2020	75
2021	62
2022	51
2023	40
Thereafter	108
Total	$430

Rent expense for all operating leases was $118 million and $126 million during the years ended December 31, 2018 and 2017, respectively.

15. Shareholders’ Equity
The following tables provide changes in shareholders’ equity during the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at March 31, 2019	791	399	$8	$1,034	$(85)	$11,860	$(10,423)	$2,394
Net income						223		223
Other comprehensive loss					(108)			(108)
Share-based compensation				15				15
Shares issued under stock plans		—		7			15	22
Purchases of treasury stock		—					—	—
Balance at June 30, 2019	791	399	$8	$1,056	$(193)	$12,083	$(10,408)	$2,546

Three Months Ended June 30, 2018	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at March 31, 2018	791	380	$8	$1,005	$(56)	$10,871	$(8,857)	$2,971
Net income						251		251
Other comprehensive loss					(10)			(10)
Share-based compensation				17				17
Shares issued under stock plans		—		1			11	12
Purchases of treasury stock		5					(391)	(391)
Balance at June 30, 2018	791	385	$8	$1,023	$(66)	$11,122	$(9,237)	$2,850

Six Months Ended June 30, 2019	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at December 31, 2018	791	399	$8	$1,057	$(67)	$11,635	$(10,340)	$2,293
Net income						448		448
Other comprehensive loss					(126)			(126)
Share-based compensation				34				34
Shares issued under stock plans		(2)		(35)			52	17
Purchases of treasury stock		2					(120)	(120)
Balance at June 30, 2019	791	399	$8	$1,056	$(193)	$12,083	$(10,408)	$2,546

Six Months Ended June 30, 2018	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at December 31, 2017	791	376	$8	$1,031	$(54)	$10,240	$(8,494)	$2,731
Net income						674		674
Other comprehensive loss					(12)			(12)
Share-based compensation				36				36
Shares issued under stock plans		(2)		(44)			46	2
Purchases of treasury stock		11					(789)	(789)
Cumulative-effect adjustment of ASU 2014-09 adoption						208		208
Cumulative-effect adjustment of ASU 2017-12 adoption					3	(3)		—
Cumulative-effect adjustment of ASU 2018-02 adoption					(3)	3		—
Balance at June 30, 2018	791	385	$8	$1,023	$(66)	$11,122	$(9,237)	$2,850

16. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2018	$(16)	$(49)	$(2)	$(67)
Other comprehensive loss before reclassifications	(130)	2	—	(128)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive loss	(128)	2	—	(126)
Balance at June 30, 2019	$(144)	$(47)	$(2)	$(193)

(In millions)	Cash Flow Hedges	Foreign Currency Translation	Other	Total
Balance at December 31, 2017	$(14)	$(38)	$(2)	$(54)
Other comprehensive loss before reclassifications	(5)	(6)	—	(11)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	—	(1)
Net current-period other comprehensive loss	(6)	(6)	—	(12)
Cumulative-effect adjustment of ASU 2017-12 adoption from retained earnings	3	—	—	3
Cumulative-effect adjustment of ASU 2018-02 adoption to retained earnings	(3)	—	—	(3)
Balance at June 30, 2018	$(20)	$(44)	$(2)	$(66)

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
The Company has entered into foreign exchange forward contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. As of June 30, 2019, the notional amount of these derivatives was $220 million, and the fair value totaling $6 million is reported in prepaid expenses and other current assets in the consolidated balance sheet. As of December 31, 2018, the notional amount of these derivatives was $202 million, and the fair value was nominal. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2019, the Company estimates that it will recognize gains of approximately $5 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.

In March 2019, the Company entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, in the aggregate notional amount of $5 billion to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the refinancing of certain indebtedness of First Data and its subsidiaries. On June 24, 2019, concurrent with the issuance of senior notes (see Note 13), the Treasury Locks were settled resulting in a payment, included in cash flows from operating activities, of $183 million recorded in accumulated other comprehensive loss, net of income taxes, and will be amortized to earnings over the terms of the originally forecasted interest payments. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2019, the Company estimates that it will recognize approximately $21 million in interest expense during the next twelve months related to settled interest rate hedge contracts.
17. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Six Months Ended June 30,
(In millions)	2019	2018
Interest paid	$111	$84
Income taxes paid	80	121
Treasury stock purchases settled after the balance sheet date	—	12

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

(In millions)	Payments	Financial	Corporate and Other	Total
Three Months Ended June 30, 2019
Processing and services revenue	$744	$570	$14	$1,328
Product revenue	173	34	(23)	184
Total revenue	$917	$604	$(9)	$1,512
Operating income	$303	$203	$(122)	$384
Three Months Ended June 30, 2018
Processing and services revenue	$665	$529	$13	$1,207
Product revenue	172	61	(20)	213
Total revenue	$837	$590	$(7)	$1,420
Operating income	$269	$201	$(112)	$358
Six Months Ended June 30, 2019
Processing and services revenue	$1,470	$1,124	$27	$2,621
Product revenue	361	78	(46)	393
Total revenue	$1,831	$1,202	$(19)	$3,014
Operating income	$590	$402	$(235)	$757
Six Months Ended June 30, 2018
Processing and services revenue	$1,318	$1,111	$16	$2,445
Product revenue	361	95	(41)	415
Total revenue	$1,679	$1,206	$(25)	$2,860
Operating income	$540	$403	$23	$966

Goodwill in the Payments segment was $4.0 billion as of both June 30, 2019 and December 31, 2018. Goodwill in the Financial segment was $1.7 billion as of both June 30, 2019 and December 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others: the possibility that Fiserv and First Data Corporation may be unable to achieve expected synergies and operating efficiencies from the proposed merger within the expected time frames or at all or to successfully integrate the operations of First Data Corporation into those of Fiserv; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected, including for possible reasons such as unexpected costs, charges or expenses resulting from the transaction; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; the retention of certain key employees; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the outcome of any legal proceedings that may be instituted against Fiserv, First Data Corporation and others related to the merger agreement; unforeseen risks relating to liabilities of Fiserv or First Data Corporation may exist; the conditions to the completion of the transaction may not be satisfied; the amount of the costs, fees, expenses and charges related to the transaction, including the costs, fees, expenses and charges related to any financing arrangements entered into in connection with the transaction; the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction. Fiserv and First Data Corporation are subject to, among other matters, changes in customer demand for their products and services; pricing and other actions by competitors; general changes in local, regional, national and international economic conditions and the impact they may have on Fiserv and First Data Corporation and their customers and Fiserv’s and First Data Corporation’s assessment of that impact; rapid technological developments and changes, and the ability of Fiserv’s and First Data Corporation’s technology to keep pace with a rapidly evolving marketplace; the impact of a security breach or operational failure on Fiserv’s and First Data Corporation’s business; the effect of proposed and enacted legislative and regulatory actions in the United States and internationally affecting the financial services industry as a whole and/or Fiserv and First Data Corporation and their subsidiaries individually or collectively; regulatory supervision and oversight, and Fiserv’s and First Data Corporation’s ability to comply with government regulations; the impact of Fiserv’s and First Data Corporation’s strategic initiatives; Fiserv’s and First Data Corporation’s ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the ability to contain costs and expenses; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; acts of war and terrorism; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2019 to the comparable periods in 2018.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt as of June 30, 2019.
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
On October 31, 2018, we acquired the debit card processing, ATM Managed Services, and Money Pass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp, for approximately $659 million, including post-closing working capital adjustments, estimated contingent consideration related to earn-out provisions and future payments under a transition services agreement in excess of estimated fair value. This acquisition, included within the Payments segment, deepens our presence in debit card processing, broadens our client reach and scale, and provides new solutions to enhance the value proposition for our existing debit solution clients.
On January 16, 2019, we announced that we had entered into a definitive merger agreement to acquire First Data Corporation (“First Data”) in an all-stock transaction for an equity value of approximately $22 billion as of the announcement. Fiserv and First Data have received the final required regulatory approvals and non-objections needed to complete the proposed acquisition. Subject to the satisfaction or waiver of the remaining customary contractual conditions set forth in the merger agreement, the parties expect to close the transaction on or about July 29, 2019. First Data is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers.
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

	Three Months Ended June 30,
	2019	2018	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2019	2018	$	%
Revenue:
Processing and services	$1,328	$1,207	87.8%	85.0%	$121	10%
Product	184	213	12.2%	15.0%	(29)	(14)%
Total revenue	1,512	1,420	100.0%	100.0%	92	6%
Expenses:
Cost of processing and services	617	560	46.5%	46.4%	57	10%
Cost of product	168	179	91.3%	84.0%	(11)	(6)%
Sub-total	785	739	51.9%	52.0%	46	6%
Selling, general and administrative	343	320	22.7%	22.5%	23	7%
Loss on sale of business	—	3	—	0.2%	(3)	n/m
Total expenses	1,128	1,062	74.6%	74.8%	66	6%
Operating income	384	358	25.4%	25.2%	26	7%
Interest expense	(64)	(45)	(4.2)%	(3.2)%	19	42%
Debt financing activities	(37)	—	(2.4)%	—	37	n/m
Non-operating income	8	3	0.5%	0.2%	5	167%
Income before income taxes and (loss) income from investments in unconsolidated affiliates	$291	$316	19.2%	22.3%	$(25)	(8)%

	Six Months Ended June 30,
	2019	2018	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2019	2018	$	%
Revenue:
Processing and services	$2,621	$2,445	87.0%	85.5%	$176	7%
Product	393	415	13.0%	14.5%	(22)	(5)%
Total revenue	3,014	2,860	100.0%	100.0%	154	5%
Expenses:
Cost of processing and services	1,241	1,128	47.3%	46.1%	113	10%
Cost of product	342	370	87.0%	89.2%	(28)	(8)%
Sub-total	1,583	1,498	52.5%	52.4%	85	6%
Selling, general and administrative	684	625	22.7%	21.9%	59	9%
Gain on sale of business	(10)	(229)	(0.3)%	(8.0)%	(219)	(96)%
Total expenses	2,257	1,894	74.9%	66.2%	363	19%
Operating income	757	966	25.1%	33.8%	(209)	(22)%
Interest expense	(123)	(90)	(4.1)%	(3.1)%	33	37%
Debt financing activities	(96)	—	(3.2)%	—	96	n/m
Non-operating income	11	3	0.4%	0.1%	8	n/m
Income before income taxes and (loss) income from investments in unconsolidated affiliates	$549	$879	18.2%	30.7%	$(330)	(38)%

(1) Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2019	$917		$604		$(9)	$1,512
2018	837		590		(7)	1,420
Revenue growth	$80		$14		$(2)	$92
Revenue growth percentage	10%		2%			6%
Operating income:
2019	$303		$203		$(122)	$384
2018	269		201		(112)	358
Operating income growth	$34		$2		$(10)	$26
Operating income growth percentage	13%		1%			7%
Operating margin:
2019	33.0%		33.7%			25.4%
2018	32.1%		34.0%			25.2%
Operating margin growth (1)	90	bps	(30)	bps		20	bps

	Six Months Ended June 30,
(In millions)	Payments		Financial		Corporate and Other	Total
Total revenue:
2019	$1,831		$1,202		$(19)	$3,014
2018	1,679		1,206		(25)	2,860
Revenue growth	$152		$(4)		$6	$154
Revenue growth percentage	9%		—			5%
Operating income:
2019	$590		$402		$(235)	$757
2018	540		403		23	966
Operating income growth	$50		$(1)		$(258)	$(209)
Operating income growth percentage	9%		—			(22)%
Operating margin:
2019	32.2%		33.5%			25.1%
2018	32.2%		33.4%			33.8%
Operating margin growth (1)	—	bps	10	bps		(870)	bps

(1)	Represents the basis point growth or decline in operating margin.

Operating margin percentages are calculated using actual, unrounded amounts.

Total Revenue
Total revenue increased $92 million, or 6%, in the second quarter of 2019 and increased $154 million, or 5%, in the first six months of 2019 compared to 2018.
Revenue in our Payments segment increased $80 million, or 10%, during the second quarter of 2019 and $152 million, or 9%, during the first six months of 2019 compared to 2018. Revenue from the acquired Elan business contributed approximately 5.5% to Payments segment revenue growth in both the second quarter and first six months of 2019. The remaining revenue growth in our Payments segment was driven by growth in our recurring revenue businesses, with our card services and electronic payments businesses contributing approximately 2% and 1%, respectively, in both the second quarter and first six months of 2019.

Revenue in our Financial segment increased $14 million, or 2%, during the second quarter of 2019 and decreased $4 million in the first six months of 2019 compared to 2018. Financial segment revenue growth in 2019 was driven by growth in our bank processing business. This growth was offset in the first six months of 2019 from the disposition of a 55% interest of our Lending Solutions business in late March 2018, which reduced Financial segment revenue by approximately 4.5%.
Revenue at Corporate and Other decreased $2 million during the second quarter and increased $6 million in the first six months of 2019 compared to 2018 due to transition services revenue activity from the Lending Joint Ventures, which commenced in late March 2018.
Total Expenses
Total expenses increased $66 million, or 6%, and increased $363 million, or 19%, in the second quarter and first six months of 2019, respectively, compared to 2018. Total expenses as a percentage of total revenue decreased to 74.6% in the second quarter of 2019 and increased to 74.9% in the first six months of 2019 compared to the prior year periods. Total expenses and total expenses as a percentage of total revenue were reduced by gains of $10 million and $229 million in the first six months of 2019 and 2018, respectively, from the sale of a 55% interest in our Lending Solutions business.
Cost of processing and services as a percentage of processing and services revenue increased slightly to 46.5% in the second quarter of 2019 compared to 46.4% in the second quarter of 2018 and increased to 47.3% in the first six months of 2019 compared to 46.1% in the first six months of 2018. Cost of processing and services as a percentage of processing and services revenue increased from our Elan acquisition, as well as from expenses shifting from cost of product to cost of processing and services as financial institutions continue to move from in-house technology to outsourced solutions, each contributing approximately 70 basis points in both the second quarter and the first six months of 2019. The increase in cost of processing and services as a percentage of revenue in the second quarter of 2019 was offset by improved operating performance in our recurring revenue businesses.
Cost of product as a percentage of product revenue increased to 91.3% in the second quarter of 2019 compared to 84.0% in the second quarter of 2018 and decreased to 87.0% in the first six months of 2019 compared to 89.2% in the first six months of 2018. Cost of product as a percentage of product revenue was impacted by product mix, including an increase of approximately 1,400 basis points and 450 basis points from a decrease in higher-margin software license revenue in the second quarter and the first six months of 2019, respectively. Cost of product as a percentage of product revenue in both the second quarter and first six months of 2019 was favorably impacted by approximately 400 basis points as a result of expenses shifting from cost of product to cost of processing and services as financial institutions continue to move from in-house technology to outsourced solutions.
Selling, general and administrative expenses as a percentage of total revenue increased slightly to 22.7% in the second quarter of 2019 compared to 22.5% in the second quarter of 2018 and increased to 22.7% in the first six months of 2019 compared to 21.9% in the first six months of 2018. The increase in selling, general and administrative expenses as a percentage of total revenue in 2019 was due to increased costs associated with the announced merger agreement to acquire First Data.
The gains on sale of business of $10 million and $229 million in the first six months of 2019 and 2018, respectively, resulted from the sale of a 55% interest of our Lending Solutions business, including contingent consideration received in 2019.
Operating Income and Operating Margin
Total operating income increased $26 million, or 7%, in the second quarter and decreased $209 million, or 22%, in the first six months of 2019 compared to the prior year periods. Total operating margin increased to 25.4% in the second quarter of 2019 and decreased to 25.1% in the first six months of 2019 compared to the prior year periods.
Operating income in our Payments segment increased $34 million, or 13%, and $50 million, or 9%, in the second quarter and first six months of 2019, respectively, compared to 2018. Operating margin increased 90 basis points to 33.0% in the second quarter of 2019 and remained consistent at 32.2% in the first six months of 2019 compared to 2018. Payments segment operating margin growth in 2019 was driven by scalable revenue growth in our card services business, which was reduced by approximately 40 basis points and 20 basis points in the second quarter and first six months of 2019, respectively, from our Elan acquisition.
Operating income in our Financial segment increased $2 million, or 1%, and decreased $1 million, or flat, in the second quarter and first six months of 2019, respectively, compared to 2018. Financial segment operating margin decreased 30 basis points to 33.7% in the second quarter of 2019 compared to 2018 due to a reduction in higher-margin software license revenue growth. Financial segment operating margin was comparable at 33.5% and 33.4% in the first six months of 2019 and 2018, respectively.

The operating loss in Corporate and Other increased $10 million and $258 million in the second quarter and first six months of 2019, respectively, compared to 2018. Corporate and Other was favorably impacted by gains of $10 million and $229 million in the first six months of 2019 and 2018, respectively, from the sale of a 55% interest of our Lending Solutions business. In addition, Corporate and Other includes acquisition costs of $10 million and $33 million in the second quarter and first six months of 2019, respectively, related to the announced merger agreement to acquire First Data.
Interest Expense
Interest expense increased $19 million, or 42%, and $33 million, or 37%, in the second quarter and first six months of 2019, respectively, compared to the prior year periods due to the September 2018 and June 2019 issuances of $2.0 billion and $9.0 billion of fixed-rate senior notes, respectively.
Debt Financing Activities
In connection with the definitive merger agreement on January 16, 2019 to acquire First Data, we entered into a bridge facility commitment letter providing a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17.0 billion for the purpose of refinancing certain indebtedness of First Data on the closing date of the acquisition. We recorded $37 million and $96 million of expense during the three and six months ended June 30, 2019 associated with such bridge term loan facility and other refinancing and related activities in connection with the acquisition of First Data. See below under “First Data Acquisition Financing” for a description of our financing related to the First Data acquisition.
Non-Operating Income
Non-operating income in the second quarter and first six months of 2019 includes $6 million and $8 million, respectively, of interest income and $2 million and $3 million, respectively, related to the fulfillment of our stand-ready obligations to perform over the term of the Lending Joint Ventures debt guarantees and the associated release from risk.
Income Tax Provision
Income tax provision as a percentage of income before (loss) income from investments in unconsolidated affiliates was 20.9% and 23.0% in the second quarter of 2019 and 2018, respectively, and was 16.6% and 24.2% in the first six months of 2019 and 2018, respectively. The rate in the first six months of 2019 includes discrete benefits due to a loss from subsidiary restructuring. The rate in the first six months of 2018 includes $77 million of income tax expense associated with the $229 million gain on the sale of a 55% interest of our Lending Solutions business.
(Loss) income from Investments in Unconsolidated Affiliates
Our share of net (loss) income from the Lending Joint Ventures is reported as (loss) income from investments in unconsolidated affiliates and the related tax benefit is reported within the income tax provision in the consolidated statements of income. (Loss) income from investments in unconsolidated affiliates, including acquired intangible asset amortization upon finalization of valuations and completion of purchase accounting, was $(8) million and $7 million in the second quarter of 2019 and 2018, respectively, and was $(10) million and $7 million in the first six months of 2019 and 2018, respectively.
Net Income Per Share – Diluted
Net income per share-diluted was $0.56 and $0.60 in the second quarter of 2019 and 2018, respectively, and was $1.12 and $1.61 in the first six months of 2019 and 2018, respectively. Net income per share-diluted in the second quarter and first six months of 2019 included expenses of $0.10 and $0.26 per share, respectively, primarily related to financing activities associated with the previously announced merger agreement to acquire First Data. Net income per share-diluted was favorably impacted in the first six months of 2018 by a gain of $0.36 per share on the sale of a 55% interest of our Lending Solutions business. Amortization of acquisition-related intangible assets reduced net income per share-diluted by $0.09 and $0.08 per share in the second quarter of 2019 and 2018, respectively, and by $0.17 and $0.15 per share in the first six months of 2019 and 2018, respectively.

Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $8.4 billion (see below under “First Data Acquisition Financing” for a description of our financing activities related to the First Data acquisition) and available borrowings under our revolving credit facility of $2.0 billion at June 30, 2019. The following table summarizes our operating cash flow and capital expenditure amounts for the six months ended June 30, 2019 and 2018, respectively.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2019	2018	$	%
Net income	$448	$674	$(226)
Depreciation and amortization	396	270	126
Share-based compensation	34	36	(2)
Deferred income taxes	12	80	(68)
Gain on sale of business	(10)	(229)	219
Loss (income) from investments in unconsolidated affiliates	10	(7)	17
Settlement of interest rate hedge contracts	(183)	—	(183)
Net changes in working capital and other	(128)	(211)	83
Operating cash flow	$579	$613	$(34)	(6)%
Capital expenditures	$210	$169	$41	24%
Our net cash provided by operating activities, or operating cash flow, was $579 million in the first six months of 2019, a decrease of 6% compared with $613 million in the first six months of 2018. This decrease was primarily attributable to the settlement of treasury lock agreements (“Treasury Locks”) associated with First Data financing activities (see discussion below), resulting in a payment of $183 million, partially offset by improved operating results and favorable timing of receivable collections.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases (after the closing of the First Data acquisition), acquisitions, and to repay debt rather than to pay dividends. Our capital expenditures were approximately 7% and 6% of our total revenue in the first six months of 2019 and 2018, respectively.
Share Repurchases
We purchased $120 million and $789 million of our common stock during the first six months of 2019 and 2018, respectively. We deferred share repurchases as of January 16, 2019 until the close of the First Data acquisition. As of June 30, 2019, we had approximately 24.3 million shares remaining under our current repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
On October 31, 2018, we acquired the debit card processing, ATM Managed Services, and Money Pass® surcharge-free network of Elan Financial Services, a unit of U.S. Bancorp, for approximately $659 million including post-closing working capital adjustments, estimated contingent consideration related to earn-out provisions and future payments under a transition services agreement in excess of fair value. We funded this acquisition by utilizing existing availability under our revolving credit facility.
On January 16, 2019, we announced that we had entered into a definitive merger agreement to acquire First Data in an all-stock transaction for an equity value of approximately $22 billion as of the announcement. Fiserv and First Data have received the final required regulatory approvals and non-objections needed to complete the proposed acquisition. Subject to the satisfaction or waiver of the remaining customary contractual conditions set forth in the merger agreement, the parties expect to close the transaction on or about July 29, 2019. First Data is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers.

In March 2018, we sold a 55% interest of our Lending Solutions business, retaining 45% ownership interests in two joint ventures. We received gross sale proceeds of $419 million from the transactions. In addition, in January 2018, we completed the sale of the retail voucher business acquired in our 2017 acquisition of Monitise plc for proceeds of £37 million ($50 million).
Indebtedness

(In millions)	June 30, 2019	December 31, 2018
Revolving credit facility	$—	$1,129
2.7% senior notes due 2020	850	850
4.75% senior notes due 2021	400	400
3.5% senior notes due 2022	700	700
3.8% senior notes due 2023	1,000	1,000
2.75% senior notes due 2024	2,000	—
3.85% senior notes due 2025	900	900
3.2% senior notes due 2026	2,000	—
4.2% senior notes due 2028	1,000	1,000
3.5% senior notes due 2029	3,000	—
4.4% senior notes due 2049	2,000	—
Unamortized discount and unamortized deferred financing costs	(113)	(29)
Other borrowings	19	9
Total debt (including current maturities)	$13,756	$5,959
At June 30, 2019, our debt consisted primarily of $13.7 billion of fixed-rate senior notes. Interest on our senior notes is paid semi-annually. During the first six months of 2019, we were in compliance with all financial debt covenants.
Variable Rate Debt
We maintain a $2.0 billion revolving credit agreement with a syndicate of banks. Outstanding borrowings under the revolving credit facility bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. There were no outstanding borrowings on the revolving credit facility at June 30, 2019 (see discussion below). There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which matures in September 2023.
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
First Data Acquisition Financing
On January 16, 2019, in connection with the definitive merger agreement to acquire First Data, we entered into a bridge facility commitment letter pursuant to which a group of financial institutions committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17.0 billion for the purpose of refinancing certain indebtedness of First Data and its subsidiaries on the closing date of the merger, making cash payments in lieu of fractional shares as part of the merger consideration, and paying fees and expenses related to the merger, the refinancing and the related transactions. There are no outstanding borrowings under the bridge term loan facility at June 30, 2019. The aggregate commitments of $17.0 billion under the bridge facility commitment letter have been replaced with a corresponding amount of permanent financing through the term loan credit agreement and issuance of senior notes, as described below, resulting in the termination of the bridge term loan facility effective July 1, 2019.

On February 15, 2019, we entered into a new term loan credit agreement with a syndicate of financial institutions pursuant to which such financial institutions have committed to provide us with a senior unsecured term loan facility in an aggregate principal amount of $5.0 billion, consisting of $1.5 billion in commitments to provide loans with a three-year maturity and $3.5 billion in commitments to provide loans with a five-year maturity. The availability of loans under the term loan facility is subject to the satisfaction or waiver of certain conditions, including (i) the closing of the acquisition substantially concurrently with the funding of such loans, (ii) the absence of a material adverse effect with respect to First Data since January 16, 2019, (iii) the truth and accuracy in all material respects of certain representations and warranties, (iv) the receipt of certain certificates, and (v) the receipt of certain financial statements. Loans drawn under the term loan facility will be subject to amortization at an annual rate of 5% for the first two years and 7.5% thereafter (with loans outstanding under the five-year tranche subject to amortization at an annual rate of 10% after the fourth anniversary of the commencement of amortization), with accrued and unpaid amortization amounts required to be paid on the last business day in December of each year. Borrowings under the term loan facility will bear interest at variable rates based on LIBOR or on a base rate plus, in each case, a specified margin based on our long-term debt rating in effect from time to time. We are also required to pay a ticking fee that accrues on the aggregate undrawn commitments under the term loan facility at a per annum rate based upon our long-term debt rating in effect from time to time. The term loan credit agreement contains affirmative, negative and financial covenants, and events of default, that are substantially the same as those set forth in our existing revolving credit facility, as amended as described above.
On June 24, 2019, we completed an offering of $9.0 billion aggregate principal amount of senior notes comprised of $2.0 billion aggregate principal amount of 2.75% senior notes due in July 2024, $2.0 billion aggregate principal amount of 3.2% senior notes due in July 2026, $3.0 billion aggregate principal amount of 3.5% senior notes due in July 2029 and $2.0 billion aggregate principal amount of 4.4% senior notes due in July 2049. The senior notes pay interest semi-annually on January 1 and July 1, commencing on January 1, 2020. The indentures governing the senior notes contain covenants that, among other matters, limit (i) our ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to another person, (ii) ours and certain of our subsidiaries’ ability to create or assume liens, and (iii) ours and certain of our subsidiaries’ ability to engage in sale and leaseback transactions. We may, at our option, redeem the senior notes, in whole or in part, at any time prior to the applicable par call date. If the proposed merger between us and First Data is terminated, has not been consummated, or we use reasonable judgment to determine that the merger will not be consummated, on or prior to April 16, 2020, we are required to redeem all outstanding senior notes at a price equal to 101% of the aggregate principal amount plus any accrued and unpaid interest. We intend to use the net proceeds of the senior notes to refinance indebtedness in connection with the closing of the merger with First Data and used a portion of the net proceeds from the offering described above to repay all outstanding borrowings totaling $790 million under our amended and restated revolving credit facility pending such use. Remaining proceeds were invested in a highly liquid institutional bank deposit held at a single financial institution and were recorded as cash equivalents on the consolidated balance sheet as of June 30, 2019.
In March 2019, we entered into Treasury Locks, designated as cash flow hedges, in the aggregate notional amount of $5 billion to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the refinancing of certain indebtedness of First Data and its subsidiaries. On June 24, 2019, concurrent with the issuance of the senior notes described above, the Treasury Locks were settled resulting in a payment of $183 million that will be amortized to earnings over the terms of the originally forecasted interest payments.
In June 2019, we entered into an underwriting agreement with a syndicate of financial institutions for the issuance and sale of €1.5 billion aggregate principal amount and £1.05 billion aggregate principal amount of senior notes comprised of €500 million aggregate principal amount of 0.375% senior notes due in July 2023, €500 million aggregate principal amount of 1.125% senior notes due in July 2027, €500 million aggregate principal amount of 1.625% senior notes due in July 2030, £525 million aggregate principal amount of 2.25% senior notes due in July 2025, and £525 million aggregate principal amount of 3.0% senior notes due in July 2031. We completed our offering of these senior notes on July 1, 2019. The senior notes pay interest annually on July 1, commencing on July 1, 2020. The indentures governing the senior notes contain covenants that are substantially the same as those set forth in our $9.0 billion aggregate principal amount senior notes described above.
In connection with the forecasted issuance of these senior notes, we entered into foreign exchange forward contracts to minimize foreign currency exposure to the Euro and British Pound upon settlement of the proceeds from these senior notes. At June 30, 2019, the notional amount of these derivatives was £1.05 billion ($1.34 billion) and €563 million ($641 million), with a fair value totaling $2.0 million recorded in prepaid expenses and other current assets in the consolidated balance sheet.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the Treasury Locks and debt financing activities associated with the First Data acquisition described above, there have been no other material changes to the quantitative and qualitative disclosures about market risk previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We made no share repurchases during the second quarter of 2019. We deferred share repurchases as of January 16, 2019 until the closing of the First Data acquisition. As of June 30, 2019, 24,320,000 shares were authorized for purchase under our existing authorization.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Sixteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed June 24, 2019).

4.2
Seventeenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed June 24, 2019).

4.3
Eighteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Fiserv, Inc. filed June 24, 2019).

4.4
Nineteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Fiserv, Inc. filed June 24, 2019).

4.5
Twentieth Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed July 1, 2019).

4.6
Twenty-First Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed July 1, 2019).

4.7
Twenty-Second Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Fiserv, Inc. filed July 1, 2019).

4.8
Twenty-Third Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Fiserv, Inc. filed July 1, 2019).

4.9
Twenty-Fourth Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Fiserv, Inc. filed July 1, 2019).

4.10
Agency Agreement, dated as of July 1, 2019, by and among Fiserv, Inc., Elavon Financial Services DAC, UK Branch, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Fiserv, Inc. filed July 1, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	July 26, 2019	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	July 26, 2019	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer