Form 10-Q
period 2020-03-31
FISERV INC
filed 2020-05-08
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020, there were 669,484,281 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Processing and services (1)	$3,075	$1,293
Product	694	209
Total revenue	3,769	1,502
Expenses:
Cost of processing and services	1,635	624
Cost of product	532	174
Selling, general and administrative	1,404	341
Gain on sale of businesses	(431)	(10)
Total expenses	3,140	1,129
Operating income	629	373
Interest expense, net	(187)	(57)
Debt financing activities	—	(59)
Other income	20	1
Income before income taxes and loss from investments in unconsolidated affiliates	462	258
Income tax provision	(79)	(31)
Loss from investments in unconsolidated affiliates	(6)	(2)
Net income	377	225
Plus: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	15	—
Net income attributable to Fiserv, Inc.	$392	$225

Net income attributable to Fiserv, Inc. per share – basic	$0.58	$0.58
Net income attributable to Fiserv, Inc. per share – diluted	$0.57	$0.56

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	678.1	391.7
Diluted	691.2	399.1

(1)
Includes processing and other fees charged to related party investments accounted for under the equity method of $57 million and $9 million for the three months ended March 31, 2020 and 2019, respectively (see Note 21).

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$377	$225
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit of $3 million and $8 million	(8)	(23)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $0 million	(1)	—
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense, net of income tax provision of $1 million and $0 million	4	1
Foreign currency translation	(638)	4
Total other comprehensive loss	(643)	(18)
Comprehensive (loss) income	$(266)	$207
Plus: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	15	—
Plus: Other comprehensive loss attributable to noncontrolling interests	12	—
Comprehensive (loss) income attributable to Fiserv, Inc.	$(239)	$207
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$896	$893
Trade accounts receivable, less allowance for doubtful accounts	2,582	2,782
Prepaid expenses and other current assets	1,055	1,503
Settlement assets	8,400	11,868
Total current assets	12,933	17,046
Property and equipment, net	1,708	1,606
Customer relationships, net	13,327	14,042
Other intangible assets, net	3,677	3,600
Goodwill	35,695	36,038
Contract costs, net	566	533
Investments in unconsolidated affiliates	2,814	2,720
Other long-term assets	1,878	1,954
Total assets	$72,598	$77,539
Liabilities and Equity
Accounts payable and accrued expenses	$2,875	$3,080
Short-term and current maturities of long-term debt	338	287
Contract liabilities	506	492
Settlement obligations	8,400	11,868
Total current liabilities	12,119	15,727
Long-term debt	21,630	21,612
Deferred income taxes	4,227	4,247
Long-term contract liabilities	154	155
Other long-term liabilities	922	941
Total liabilities	39,052	42,682
Commitments and Contingencies (see Note 20)
Redeemable Noncontrolling Interests	259	262
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800.0 million shares authorized; 791.4 million shares issued	8	8
Additional paid-in capital	23,693	23,741
Accumulated other comprehensive loss	(811)	(180)
Retained earnings	12,875	12,528
Treasury stock, at cost, 117.4 million and 111.5 million shares	(3,922)	(3,118)
Total Fiserv, Inc. shareholders’ equity	31,843	32,979
Noncontrolling interests	1,444	1,616
Total equity	33,287	34,595
Total liabilities and equity	$72,598	$77,539
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$377	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	279	100
Amortization of acquisition-related intangible assets	553	45
Amortization of financing costs, debt discounts and other	12	60
Share-based compensation	108	19
Deferred income taxes	(57)	8
Gain on sale of businesses	(431)	(10)
Loss from investments in unconsolidated affiliates	6	2
Distributions from unconsolidated affiliates	11	—
Other operating activities	—	(2)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	200	6
Prepaid expenses and other assets	6	(26)
Contract costs	(96)	(58)
Accounts payable and other liabilities	(88)	(26)
Contract liabilities	8	30
Net cash provided by operating activities	888	373
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(246)	(98)
Proceeds from sale of business	584	—
Payments for acquisition of businesses, net of cash acquired and including working capital adjustments	(110)	56
Distributions from unconsolidated affiliates	36	—
Other investing activities	—	6
Net cash provided by (used in) investing activities	264	(36)
Cash flows from financing activities:
Debt proceeds	1,832	587
Debt repayments	(2,040)	(680)
Short-term borrowings, net	7	—
Payments of debt financing, redemption and other costs	—	(56)
Proceeds from issuance of treasury stock	48	32
Purchases of treasury stock, including employee shares withheld for tax obligations	(970)	(183)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(26)	—
Other financing activities	15	—
Net cash used in financing activities	(1,134)	(300)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	—
Net change in cash, cash equivalents and restricted cash	1	37
Cash, cash equivalents and restricted cash, beginning balance	933	415
Cash, cash equivalents and restricted cash, ending balance	$934	$452
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
On July 29, 2019, the Company acquired First Data Corporation (“First Data”) by acquiring 100% of the First Data stock that was issued and outstanding as of the date of acquisition for a total purchase price of $46.5 billion (see Note 4). First Data provides a wide-range of solutions to merchants, including retail point-of sale (“POS”) merchant transaction processing and acquiring, e-commerce services, mobile payment services and the cloud-based Clover® point-of-sale operating system, as well as technology solutions for bank and non-bank issuers. The consolidated financial statements include the financial results of First Data from the date of acquisition.
Segment Realignment
Effective for the three months ended March 31, 2020, the Company realigned its reportable segments to correspond with changes to its operating model to reflect its new management structure and organizational responsibilities (“Segment Realignment”) following the acquisition of First Data. The Company’s new reportable segments are: Merchant Acceptance (“Acceptance”), Financial Technology (“Fintech”) and Payments and Network (“Payments”). Segment results for the three months ended March 31, 2019 have been restated to reflect the Segment Realignment. See Note 22 for additional information.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a controlling financial interest. Control is normally established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income (loss) is reported as income (loss) from investments in unconsolidated affiliates and the related tax expense (benefit) is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest in an entity of between 20% and 50%. All intercompany transactions and balances have been eliminated in consolidation.
The Company maintains majority controlling interests in certain entities, mostly related to consolidated merchant alliances (see Note 21). Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statement of income include net loss attributable to noncontrolling interests and redeemable noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets and reflect the minority shareholders’ share of acquired fair value in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends or distributions. Noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control are presented outside of equity and are carried at their estimated redemption value if it exceeds the initial carrying value of the redeemable interest (see Note 12).
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Risks and Uncertainties
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has since continued to spread and negatively impact the economy of the United States and other countries around the world. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken preventive or protective actions, such as travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations. Accordingly, the COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets.
The Company’s operating performance is subject to global economic and market conditions, as well as their impacts on levels of consumer spending. As a result of the COVID-19 pandemic and the related decline in global economic activity, the Company experienced a significant decrease in payments volume and transactions during the last two weeks of March 2020 that negatively impacted its merchant acquiring and payment-related businesses, which earn transaction-based fees, as well as modest declines in other businesses. Ultimately the extent of the impact of the COVID-19 pandemic on the Company’s future operational and financial performance will depend on, among other matters, the duration and intensity of the COVID-19 pandemic; governmental and private sector responses and the impact of such responses on the Company; and the impact of the pandemic on the Company’s employees, clients, vendors, operations and sales, all of which are uncertain and cannot be predicted. These changing market conditions may also affect the estimates and assumptions made by management. Such estimates and assumptions affect, among other things, the valuations of the Company’s long-lived assets, definite-lived intangible assets and equity method investments; the Company’s deferred tax assets and related valuation allowances; the estimate of current expected credit losses; and certain pension plan assumptions. To the extent economic and market conditions do not improve or further deteriorate, the COVID-19 pandemic and the related economic and market decline may also require an interim impairment assessment of the Company’s goodwill during 2020. Changes in any assumptions used may result in future goodwill impairment charges that, if incurred, could have a material adverse impact on the Company’s results of operations, total assets and shareholders’ equity in the period recognized. Events and changes in circumstances arising subsequent to March 31, 2020, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost in the consolidated balance sheets, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory or other requirements are included in other long-term assets in the consolidated balance sheets and totaled $38 million and $40 million at March 31, 2020 and December 31, 2019, respectively.
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic conditions, expectations of near term economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts for expected credit losses. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $51 million and $39 million at March 31, 2020 and December 31, 2019, respectively.
Reserve for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. Collateral held by the Company is classified within settlement assets and the obligation to repay the collateral is classified within settlement obligations on the Company’s consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company experiences some level of losses due to merchant defaults. The aggregate merchant credit losses recorded by the Company was $30 million for the three months ended March 31, 2020 and is included within cost of processing and services in the consolidated statement of income. The amount of collateral held by the Company was $650 million and $510 million at March 31, 2020 and December 31, 2019, respectively. The Company maintains reserves for merchant credit losses that are expected to exceed the amount of collateral held. The reserves include an estimated amount for anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company (“IBNR Reserve”), as well as an allowance on refunded amounts to cardholders that have not yet been collected from the merchants. The IBNR Reserve, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, is based primarily on the Company’s historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. The aggregate merchant credit loss reserves were $40 million and $34 million at March 31, 2020 and December 31, 2019, respectively.
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
The Company performed an annual assessment of its reporting units’ goodwill in the fourth quarter of 2019 and no impairment was identified. In connection with the Segment Realignment described above, certain of the Company’s reporting units have changed in composition in which goodwill was allocated to such reporting units using a relative fair value approach. Accordingly, the Company performed an interim goodwill impairment assessment in the first quarter of 2020 for those reporting units impacted by the segment realignment, and determined that its goodwill was not impaired based on an assessment of various qualitative factors as described above. There is no accumulated goodwill impairment for the Company through March 31, 2020. See Note 7 for additional information.
Other Investments
The Company holds equity securities without a readily determinable fair value, which are only adjusted for observable price changes in orderly transactions for the same or similar equity securities or any impairment, totaling $167 million at both March 31, 2020 and December 31, 2019, and are included within other long-term assets in the Company’s consolidated balance sheets. No adjustments were made to the values recorded for these equity securities during the three months ended March 31, 2020.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. The Company recognized $189 million of interest expense and $2 million of interest income during the three months ended March 31, 2020. The Company recognized $59 million of interest expense and $2 million of interest income during the three months ended March 31, 2019.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract within the requirements under Accounting Standards Codification (“ASC”) 350 for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Company adopted ASU 2018-15 effective January 1, 2020 using a prospective approach, and the adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes, modifies, and adds certain disclosure requirements of ASC Topic 820, Fair Value Measurement. ASU 2018-13 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 with the additional disclosures required to be applied prospectively and the modified and removed disclosures required to be applied retrospectively to all periods presented. The Company adopted ASU 2018-13 effective January 1, 2020, and the adoption did not have a material impact on its disclosures.
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
The Company adopted ASU 2016-13 effective January 1, 2020 using the required modified retrospective approach, which resulted in a cumulative-effect decrease to beginning retained earnings of $45 million. Financial assets and liabilities held by the Company subject to the “expected credit loss” model prescribed by CECL include trade and other receivables, net investments in leases, settlement assets and other credit exposures such as financial guarantees not accounted for as insurance.
Recently Issued Accounting Pronouncements
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”), which clarifies certain interactions between the guidance to account for certain equity securities, investments under the equity method of accounting, and forward contracts or purchased options to purchase securities under Topic 321, Topic 323 and Topic 815. For public entities, ASU 2020-01 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that the adoption of ASU 2020-01 will have on its consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which removes, clarifies and adds certain disclosure requirements of ASC Topic 715, Compensation - Retirement Benefits. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. Entities must apply the disclosure updates retrospectively. The Company is currently assessing the impact that the adoption of ASU 2018-14 will have on its disclosures.
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

Disaggregation of Revenue
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment. Additional information regarding the Company’s business segments is included in Note 22. The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The Company’s disaggregation of revenue for the three months ended March 31, 2019 has been restated to reflect the Segment Realignment. The majority of the Company’s revenue is earned domestically, with revenue generated outside the United States comprising approximately 13% and 6% of total revenue for the three months ended March 31, 2020 and 2019, respectively.

(In millions)	Reportable Segments
Three Months Ended March 31, 2020	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,183	$351	$1,090	$25	$2,649
Hardware, print and card production	193	12	192	—	397
Professional services	3	112	57	1	173
Software maintenance	—	141	1	2	144
License and termination fees	6	46	22	—	74
Output solutions postage	—	—	—	236	236
Other	16	56	24	—	96
Total Revenue	$1,401	$718	$1,386	$264	$3,769

(In millions)	Reportable Segments
Three Months Ended March 31, 2019	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$342	$511	$43	$896
Hardware, print and card production	12	75	—	87
Professional services	113	23	2	138
Software maintenance	143	1	4	148
License and termination fees	60	13	—	73
Output solutions postage	—	—	77	77
Other	55	28	—	83
Total Revenue	$725	$651	$126	$1,502

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

(In millions)	March 31, 2020	December 31, 2019
Contract assets	$385	$382
Contract liabilities	660	647

Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $168 million of revenue during the three months ended March 31, 2020 that was included in the contract liability balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at March 31, 2020:

(In millions)
Year ending December 31,
Remainder of 2020	$1,451
2021	1,641
2022	1,262
2023	954
Thereafter	1,830

The Company applies the optional exemption under ASC Topic 606 (“ASC 606”) and does not disclose information about remaining performance obligations for account- and transaction-based processing fees that qualify for recognition under the as-invoiced practical expedient. These multi-year contracts contain variable consideration for stand-ready performance obligations for which the exact quantity and mix of transactions to be processed are contingent upon the customer’s request. The Company also applies the optional exemptions under ASC 606 and does not disclose information for variable consideration that is a sales-based or usage-based royalty promised in exchange for a license of intellectual property or that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service in a series. The amounts disclosed above as remaining performance obligations consist primarily of fixed or monthly minimum processing fees and maintenance fees under contracts with an original expected duration of greater than one year.
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
As a result of the acquisition, First Data stockholders received 286 million shares of common stock of Fiserv, Inc., at an exchange ratio of 0.303 shares of Fiserv, Inc. for each share of First Data common stock, with cash paid in lieu of fractional shares. The Company also converted 15 million outstanding First Data equity awards into corresponding equity awards relating to common stock of Fiserv, Inc. in accordance with the exchange ratio. In addition, concurrent with the closing of the acquisition, the Company made a cash payment of $16.4 billion to repay existing First Data debt. The Company funded the transaction-related expenses and the repayment of First Data debt through a combination of available cash on-hand and proceeds from debt issuances.
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
The assets and liabilities of First Data have been measured at estimated fair value as of the acquisition date. During the first quarter of 2020, the Company identified and recorded measurement period adjustments to the preliminary purchase price allocation, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $21 million. The offsetting amounts to the change in goodwill were primarily related to customer relationship intangible assets, noncontrolling interests and deferred income taxes. The Company recorded a measurement period adjustment of $155 million to reduce the fair value of customer relationship intangible assets as a result of refinements to attrition rates. A measurement period adjustment of $122 million was recorded to reduce the fair value of noncontrolling interests based on changes to the fair value of the underlying customer relationship intangible assets and the incorporation of additional facts and circumstances that existed as of the acquisition date. In addition, the Company recorded a measurement period adjustment of $36 million to reduce the fair value of recognized deferred tax liabilities related to changes in the fair value of assets acquired. Such measurement period adjustments did not have a material impact on the consolidated statement of income. The allocation of the purchase price shown below remains preliminary and subject to further adjustment, pending additional refinement and final completion of valuations, including but not limited to valuations of property and equipment, intangible assets, noncontrolling interests, deferred tax liabilities and other contingencies assumed as part of the acquisition. Adjustments to the valuation of assets acquired and liabilities assumed will result in a corresponding adjustment to goodwill. The updated preliminary allocation of purchase price recorded for First Data was as follows:

(In millions)
Assets acquired (1)
Cash and cash equivalents	$310
Trade accounts receivable	1,748
Prepaid expenses and other current assets	1,055
Settlement assets	10,398
Property and equipment	1,175
Customer relationships	13,458
Other intangible assets	2,812
Goodwill	30,528
Investments in unconsolidated affiliates	2,696
Other long-term assets	1,219
Total assets acquired	$65,399

Liabilities assumed (1)
Accounts payable and accrued expenses	$1,591
Short-term and current maturities of long-term debt (2)	243
Contract liabilities	74
Settlement obligations	10,398
Deferred income taxes	3,499
Long-term contract liabilities	16
Long-term debt and other long-term liabilities (3)	1,239
Total liabilities assumed	$17,060

Net assets acquired	$48,339
Redeemable noncontrolling interests	252
Noncontrolling interests	1,612
Total purchase price	$46,475

(1)
In connection with the acquisition of First Data, the Company acquired two businesses which it intended to sell and subsequently sold in October 2019. Therefore, such businesses were classified as held for sale and were included within prepaid expenses and other current assets and accounts payable and accrued expenses in the above preliminary allocation of purchase price.

(2)	Includes foreign lines of credit, current portion of finance lease obligations and other financing obligations.

(3)	Includes the receivable securitized loan and the long-term portion of finance lease obligations.
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
The amounts, based on preliminary valuations and subject to final adjustment, allocated to intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$13,458	15 years
Acquired software and technology	2,322	7 years
Trade names	490	9 years
Total	$16,270	14 years

The Company incurred transaction expenses of approximately $82 million for the three months ended March 31, 2019. Approximately $23 million of these expenses were included in selling, general and administrative expenses and $59 million in debt financing activities within the Company’s consolidated statement of income for the three months ended March 31, 2019.
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three months ended March 31, 2019 as if the acquisition of First Data had occurred on January 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of First Data been completed on January 1, 2019. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of First Data.

(In millions, except for per share data)
Total revenue	$3,809
Net loss	(18)
Net loss attributable to Fiserv, Inc.	(42)
Net loss per share attributable to Fiserv, Inc.:
Basic	$(0.06)
Diluted	$(0.06)

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2019 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

•	a net increase in amortization expense that would have been recognized due to acquired intangible assets;

•
an adjustment to interest expense to reflect (i) the additional borrowings of the Company in conjunction with the acquisition and (ii) the repayment of First Data’s historical debt in conjunction with the acquisition;

•
an increase in the three months ended March 31, 2019 for one-time costs directly attributable to the acquisition, including an adjustment to recognize a loss in connection with the extinguishment of First Data debt;

•	a reduction in operating revenues due to the elimination of deferred revenues assigned no value at the acquisition date;

•	an adjustment to stock compensation expense to reflect the cost of the replacement awards as if they had been issued on January 1, 2019; and

•	the related income tax effects of the adjustments noted above.
Other Acquisitions
On March 2, 2020, the Company acquired MerchantPro Express (“MerchantPro”), an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands the Company’s merchant services business. On March 18, 2020, the Company acquired Bypass Mobile (“Bypass”), an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances the Company’s omni-commerce capabilities, enabling enterprise businesses to deliver a seamless customer experience that spans physical and digital channels.
The Company acquired these businesses for an aggregate purchase price of $132 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $37 million (see Note 8). At March 31, 2020, the preliminary purchase price allocations for these acquisitions primarily resulted in software and customer intangible assets totaling approximately $24 million and goodwill of approximately $105 million. The purchase price allocations for these acquisitions are based on preliminary valuations and are subject to final adjustment. The goodwill recognized from these transactions is primarily attributed to synergies and the anticipated value created by selling the Company’s products and services to the acquired businesses’ existing client base. Approximately $70 million of the goodwill is expected to be deductible for tax purposes.
The results of operations for these acquired businesses have been included in the accompanying consolidated statement of income from the dates of acquisition. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
Dispositions
On February 18, 2020, the Company completed the sale of a 60% controlling interest of its Investment Services business, which is reported within Corporate and Other following the Segment Realignment. The Company received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $431 million, with the related tax expense of $113 million recorded through the income tax provision, in the consolidated statement of income. The pre-tax gain included $177 million related to the remeasurement of the Company’s 40% retained interest based upon the enterprise value of the business. The Company’s remaining 40% ownership interest of the Investment Services business is accounted for as an equity method investment, with the Company’s share of net loss reported as loss from investments in unconsolidated affiliates and the related tax benefit reported within the income tax provision in the consolidated statement of income. The Company’s investment in the Investment Services business was $185 million at March 31, 2020 and is reported within other long-term assets in the consolidated balance sheet. The revenues, expenses and cash flows of the Investment Services business after the sale transaction are not included in the Company’s consolidated financial statements. In conjunction with the sale transaction, the Company also entered into transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to the Investment Services business (see Note 21).
5. Settlement Assets and Obligations
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
The principal components of the Company’s settlement assets and obligations were as follows:

(In millions)	March 31, 2020	December 31, 2019
Settlement assets
Cash and cash equivalents	$1,300	$1,656
Receivables	7,100	10,212
Total settlement assets	$8,400	$11,868
Settlement obligations
Payment instruments outstanding	$395	$345
Card settlements due to merchants	8,005	11,523
Total settlement obligations	$8,400	$11,868

The changes in settlement assets and obligations are presented on a net basis within operating activities in the consolidated statements of cash flows. However, because the changes in the settlement assets balance exactly offset changes in settlement obligations, the activity nets to zero.
6. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2020
Customer relationships	$15,788	$2,461	$13,327
Acquired software and technology	2,534	651	1,883
Trade names	609	118	491
Capitalized software development costs	995	323	672
Purchased software	820	189	631
Total	$20,746	$3,742	$17,004

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2019
Customer relationships	$16,187	$2,145	$14,042
Acquired software and technology	2,607	639	1,968
Trade names	620	105	515
Capitalized software development costs	942	332	610
Purchased software	680	173	507
Total	$21,036	$3,394	$17,642

Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Amortization expense	$647	$95

7. Goodwill
The changes in goodwill during the three months ended March 31, 2020 were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Total
Goodwill - December 31, 2019 (1)	$20,593	$2,104	$13,341	$36,038
Acquisitions and valuation adjustments	149	—	(23)	126
Foreign currency translation	(360)	(3)	(106)	(469)
Goodwill - March 31, 2020	$20,382	$2,101	$13,212	$35,695

(1)	Amounts have been restated to reflect the Segment Realignment effective in the first quarter of 2020 (see Note 22).
8. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The Company’s derivative instruments are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked-to-market each period (see Note 14). The Company’s net contingent consideration liability, primarily related to the March 2020 acquisitions of MerchantPro and Bypass (see Note 4), was estimated at a fair value of $38 million and $1 million at March 31, 2020 and December 31, 2019, respectively, based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the earn-out criteria.
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	March 31, 2020	December 31, 2019
Assets
Cash flow hedges	Prepaid expenses and other current assets	Level 2	$—	$4
Liabilities
Cash flow hedges	Accounts payable and accrued expenses	Level 2	$8	$—
Contingent consideration	Other long-term liabilities	Level 3	38	1

The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s term loan credit agreement, revolving credit facility borrowings and debt associated with the receivables securitization agreement approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $22.0 billion and $22.6 billion at March 31, 2020 and December 31, 2019, respectively, and the carrying value was $21.3 billion and $21.5 billion at March 31, 2020 and December 31, 2019, respectively.
The Company maintains an ownership interest in defi SOLUTIONS Group, LLC and Sagent M&C, LLC, respectively, which were subsidiaries of the Company that owned its Lending Solutions business (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities for an aggregate amount of $400 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $45 million with a syndicate of banks, which mature in March 2023. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. Outstanding borrowings on the revolving credit facilities at March 31, 2020 were $25 million. The Company maintains a liability for its non-contingent obligations to perform over the term of the guarantees, which is reported primarily within other long-term liabilities in the consolidated balance sheet. The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $24 million and $26 million approximates the fair value at March 31, 2020 and December 31, 2019, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term. In addition, the Company has recorded, in conjunction with the adoption of CECL, a contingent liability of $13 million, reported within other long-term liabilities in the consolidated balance sheet, representing the current expected credit losses to which the Company is exposed (Level 3 of the fair value hierarchy). This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $2 million and $1 million during the three months ended March 31, 2020 and 2019, respectively, within other income in its consolidated statements of income related to its release from risk under the non-contingent guarantees. The Company has not made any payments under the guarantees, nor has it been called upon to do so.
9. Leases
Company as Lessee
The Company primarily leases office space, land, data centers and equipment from third parties. The Company’s leases have remaining lease terms ranging from one to 18 years.
Components of Lease Cost

	Three Months Ended March 31,
(In millions)	2020	2019
Operating lease cost (1)	$62	$39
Finance lease cost (2)
Amortization of right-of-use assets	59	1
Interest on lease liabilities	3	—
Total lease cost	$124	$40

(1)
Operating lease expense is included within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the right-of-use (“ROU”) asset, in the consolidated statements of income. Operating lease cost includes approximately $11 million and $13 million of variable lease costs for the three months ended March 31, 2020 and 2019, respectively.

(2)
Finance lease expense is recorded as depreciation and amortization expense within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, and interest expense, net in the consolidated statements of income. Finance lease expense during the three months ended March 31, 2020 includes $38 million of accelerated amortization associated with the termination of certain vendor contracts.

Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39	$28
Operating cash flows from finance leases	3	—
Financing cash flows from finance leases	59	5

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$24
Finance leases	293	9

Company as Lessor
The Company owns certain POS terminal equipment which it leases to merchants. The terms of the leases typically range from two to five years.

Components of Lease Income

(In millions)	Three Months Ended March 31, 2020
Sales-type leases:
Selling profit (1)	$14
Interest income (1)	19
Operating lease income (2)	24

(1)
Selling profit includes $28 million recorded within product revenue with a corresponding charge of $14 million recorded in cost of product in the consolidated statement of income for the three months ended March 31, 2020. Interest income is included within product revenue in the consolidated statement of income.

(2)	Operating lease income includes a nominal amount of variable lease income and is included within product revenue in the consolidated statement of income for the three months ended March 31, 2020.
Lease Payment Receivables Portfolio
The Company accounts for lease payment receivables in connection with POS terminal equipment as a single portfolio. The Company recognizes an allowance for expected credit losses on lease payment receivables at the commencement date of the lease by considering the vintage, geography and internal credit risk ratings of such lease. The internal credit risk ratings are established based on lessee specific risk factors, such as FICO score, number of years the lessee has been in business and the nature of the lessee’s industry, which are considered indicators of the likelihood a lessee may default in the future. The established reserve for estimated credit losses on lease payment receivables upon adoption of ASU 2016-13 on January 1, 2020 was $56 million. Such reserve for estimated credit losses at March 31, 2020 was $57 million.
The Company determines delinquency status on lease payment receivables based on the number of calendar days past due. The Company considers lease payments that are 90 days or less past due as performing. Lease payments that are greater than 90 days past due are placed on non-accrual status in which interest income is no longer recognized. Lease payment receivables are fully written off in the period they become delinquent greater than 180 days past due. The amortized cost balance of net investment leases at March 31, 2020 was $249 million. Lease payment receivables that were determined to be on non-accrual status were nominal at each of March 31, 2020 and December 31, 2019.
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Trade accounts payable	$370	$392
Client deposits	664	650
Accrued compensation and benefits	254	378
Accrued taxes	115	137
Accrued interest	196	224
Other accrued expenses	1,276	1,299
Total	$2,875	$3,080

11. Debt
The Company’s debt consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Short-term and current maturities of long-term debt:
Lines of credit	$157	$150
Finance lease and other financing obligations	181	137
Total short-term and current maturities of long-term debt	$338	$287

Long-term debt:
2.7% senior notes due 2020	$850	$850
4.75% senior notes due 2021	400	400
3.5% senior notes due 2022	700	700
3.8% senior notes due 2023	1,000	1,000
0.375% senior notes due 2023	557	559
2.75% senior notes due 2024	2,000	2,000
3.85% senior notes due 2025	900	900
2.25% senior notes due 2025	654	687
3.2% senior notes due 2026	2,000	2,000
1.125% senior notes due 2027	557	559
4.2% senior notes due 2028	1,000	1,000
3.5% senior notes due 2029	3,000	3,000
1.625% senior notes due 2030	557	559
3.0% senior notes due 2031	654	687
4.4% senior notes due 2049	2,000	2,000
Receivable securitized loan	500	500
Term loan facility	1,750	3,950
Unamortized discount and deferred financing costs	(154)	(160)
Revolving credit facility	2,251	174
Finance lease and other financing obligations	454	247
Total long-term debt	$21,630	$21,612

The Company was in compliance with all financial debt covenants during the first quarter of 2020. Annual maturities of the Company’s total debt were as follows at March 31, 2020:

(In millions)
Year ending December 31,
Remainder of 2020	$302
2021	556
2022	1,324
2023	4,774
2024	3,838
Thereafter	11,328
Total principal payments	22,122
Unamortized discount and deferred financing costs	(154)
Total debt	$21,968

The Company maintains an amended and restated revolving credit facility, which matures in September 2023, with aggregate commitments available for $3.5 billion of total capacity. At March 31, 2020, the 2.7% senior notes due in June 2020 were classified in the consolidated balance sheet as long-term and within the debt maturity schedule above as maturing in September 2023, the date that the Company’s revolving credit facility expires, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.

12. Redeemable Noncontrolling Interests
The Company maintains two redeemable noncontrolling interests which are presented outside of equity and carried at their estimated redemption values. Each minority partner owns 1% of the equity in the joint venture; in addition, each minority partner is entitled to a contractually determined share of the entity’s income. The agreements contain redemption features whereby interests held by the minority partner are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within the Company’s control. The minority interests have a total estimated redemption value of $259 million, which may be terminated by either party for convenience any time after September 1, 2021 and December 31, 2024, respectively. In the event of termination for cause, as a result of a change in control, or for convenience after the predetermined date, the Company may be required to purchase the minority partner membership interests at a price equal to the fair market value of the minority interest.
The following table presents a summary of the redeemable noncontrolling interests activity during the three months ended March 31, 2020:

(In millions)
Balance at December 31, 2019	$262
Distributions paid to redeemable noncontrolling interests	(12)
Share of income	9
Balance at March 31, 2020	$259

13. Equity
The following tables provide changes in equity during the three months ended March 31, 2020 and 2019.

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2020	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	791	112	$8	$23,741	$(180)	$12,528	$(3,118)	$1,616	$34,595
Net income (loss) (1)						392		(24)	368
Measurement period adjustments related to First Data acquisition (see Note 4)								(122)	(122)
Distributions paid to noncontrolling interests (2)								(14)	(14)
Other comprehensive loss					(631)			(12)	(643)
Share-based compensation				108					108
Shares issued under stock plans		(3)		(156)			81		(75)
Purchases of treasury stock		8					(885)		(885)
Cumulative-effect adjustment of ASU 2016-13 adoption						(45)			(45)
Balance at March 31, 2020	791	117	$8	$23,693	$(811)	$12,875	$(3,922)	$1,444	$33,287

(1)
The total net income presented in equity for the three months ended March 31, 2020 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $9 million not included in equity.

(2)	The total distributions presented in equity for the three months ended March 31, 2020 excludes $12 million in distributions paid to redeemable noncontrolling interests not included in equity.

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2019	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at December 31, 2018	791	399	$8	$1,057	$(67)	$11,635	$(10,340)	$2,293
Net income						225		225
Other comprehensive loss					(18)			(18)
Share-based compensation				19				19
Shares issued under stock plans		(2)		(42)			37	(5)
Purchases of treasury stock		2					(120)	(120)
Balance at March 31, 2019	791	399	$8	$1,034	$(85)	$11,860	$(10,423)	$2,394

14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Three Months Ended March 31, 2020
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2019	$(141)	$(33)	$(6)	$(180)
Other comprehensive loss before reclassifications	(8)	(626)	—	(634)
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive loss	(5)	(626)	—	(631)
Balance at March 31, 2020	$(146)	$(659)	$(6)	$(811)

	Three Months Ended March 31, 2019
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2018	$(16)	$(49)	$(2)	$(67)
Other comprehensive (loss) income before reclassifications	(23)	4	—	(19)
Amounts reclassified from accumulated other comprehensive loss	1	—	—	1
Net current-period other comprehensive (loss) income	(22)	4	—	(18)
Balance at March 31, 2019	$(38)	$(45)	$(2)	$(85)

The Company has entered into forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. At March 31, 2020, the notional amount of these derivatives was $227 million and the fair value totaling $8 million is reported within accounts payable and accrued expenses in the Company’s consolidated balance sheet. At December 31, 2019, the notional amount of these derivatives was $178 million and the fair value totaling $4 million is reported within prepaid expenses and other current assets in the Company’s consolidated balance sheet. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2020, the Company estimates that it will recognize losses of approximately $6 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
In March 2019, the Company entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, in the aggregate notional amount of $5 billion to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the refinancing of certain indebtedness of First Data and its subsidiaries. In June 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a payment of $183 million recorded in accumulated other comprehensive loss, net of income taxes, that will be amortized to earnings over the terms of the originally forecasted interest payments. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2020, the Company estimates that it will recognize approximately $21 million in interest expense, net during the next twelve months related to settled interest rate hedge contracts.
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses its foreign currency-denominated debt as an economic hedge of its net investments in such foreign currency-denominated subsidiaries. In conjunction with the acquisition of First Data, the Company designated its Euro- and British Pound-denominated senior notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive loss in the consolidated statement of comprehensive income and will remain in accumulated other comprehensive loss on the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries. The Company recorded a foreign currency translation gain, net of tax, of $55 million in accumulated other comprehensive loss during the three months ended March 31, 2020 from the Euro- and British Pound-denominated senior notes.
15. Share-Based Compensation
The Company recognized $108 million and $19 million of share-based compensation expense during the three months ended March 31, 2020 and 2019, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. At March 31, 2020, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and awards and performance share units and awards, net of estimated forfeitures, of $537 million is expected to be recognized over a weighted-average period of 2.0 years. During the three months ended March 31, 2020 and 2019, stock options to purchase 0.9 million and 1.3 million shares, respectively, were exercised.
A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2019	15,989	$42.83
Granted	1,503	112.87
Forfeited	(52)	81.53
Exercised	(899)	33.09
Stock options outstanding - March 31, 2020	16,541	$49.61	5.25	$778
Stock options exercisable - March 31, 2020	13,646	$40.06	4.44	$750

A summary of restricted stock unit and performance share unit activity is as follows:

	Restricted Stock Units		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units - December 31, 2019	6,869	$93.80	2,328	$94.61
Granted	1,174	113.00	—	—
Forfeited	(64)	86.60	(16)	91.60
Vested	(2,418)	95.53	(175)	75.92
Units - March 31, 2020	5,561	$97.18	2,137	$96.17

A summary of restricted stock award activity is as follows:

	Restricted Stock Awards
	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Awards - December 31, 2019	48	$102.30
Granted	—	—
Forfeited	—	—
Vested	—	—
Awards - March 31, 2020	48	$102.30

16. Restructuring and Other Charges
In connection with the acquisition of First Data, the Company continues to implement certain integration plans focused on reducing the Company’s overall cost structure, including reducing vendor spend and eliminating duplicate costs. The Company recorded restructuring charges related to certain of these integration activities of $48 million, primarily reported in cost of processing and service and selling, general and administrative expenses within the consolidated statement of income, based upon committed actions during the three months ended March 31, 2020. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in the next few years in connection with these activities but is unable to estimate those amounts at this time as such plans are not yet finalized.
Employee Termination Costs
The Company recorded $40 million of employee termination costs related to severance and other separation costs for terminated employees in connection with the acquisition of First Data during the three months ended March 31, 2020. The following table summarizes the changes in the reserve related to the Company’s employee severance and other separation costs:

(In millions)	Three Months Ended March 31, 2020
Balance at December 31, 2019	$14
Severance and other separation costs	40
Cash payments	(10)
Balance at March 31, 2020	$44

The employee severance and other separation costs accrual balance of $44 million at March 31, 2020 is expected to be paid in 2020. In addition, the Company recorded share-based compensation costs of $8 million during the three months ended March 31, 2020 related to the accelerated vesting of previously issued equity awards for terminated employees. The Company expects to incur additional employee termination costs as a result of finalizing and executing further integration activities in 2020.
Facility Exit Costs
The Company has identified certain leased facilities that have been or will be exited in the future as part of the Company’s efforts to reduce facility carrying costs. Facility exit and related costs during the three months ended March 31, 2020 were nominal. However, the Company anticipates exiting additional facilities as current lease agreements approach expiration.
17. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Income tax provision	$79	$31
Effective income tax rate	17.1%	11.9%

The income tax provision as a percentage of income before income taxes and loss from investments in unconsolidated affiliates was 17.1% and 11.9% for the three months ended March 31, 2020 and 2019, respectively. The effective rate in the first quarter of 2020 includes $113 million of income tax expense associated with the $431 million gain on the sale of a 60% interest of the Company’s Investment Services business (see Note 4). The effective rate in the first quarter of 2019 included discrete tax benefits due to a loss from subsidiary restructuring.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $146 million at March 31, 2020. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $37 million over the next twelve months as a result of possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statutes of limitations in various state and foreign jurisdictions.
As of March 31, 2020, the Company’s U.S. federal income tax returns for 2016 through 2019, and tax returns in certain states and foreign jurisdictions for 2005 through 2019, remain subject to examination by taxing authorities. In connection with the acquisition of First Data, the Company is subject to income tax examination from 2010 through 2015, 2018 and forward in relation to First Data’s U.S. federal income tax return. State and local examinations are substantially complete through 2010 in relation to First Data’s state and local tax filings. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2006 forward, none of which are considered significant jurisdictions.
18. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	678.1	391.7
Common stock equivalents	13.1	7.4
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	691.2	399.1

For the three months ended March 31, 2020 and 2019, stock options for 1.0 million and 1.4 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
19. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
(In millions)	2020	2019
Interest paid	$205	$11
Income taxes paid	25	9
Treasury stock purchases settled after the balance sheet date	41	—

20. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In addition, the Company assumed certain legal proceedings in connection with the acquisition of First Data primarily associated with its merchant business including claims associated with alleged processing errors and a tax matter. The Company maintained reserves of $56 million and $43 million at March 31, 2020 and December 31, 2019, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant business as described above. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is approximately $0 million to $50 million. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.5 billion and $2.0 billion at March 31, 2020 and December 31, 2019, respectively.
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
21. Related Party Transactions
Merchant Alliances
The Company maintains various ownership interests in merchant alliances and strategic investments in companies in related markets. At March 31, 2020, the Company had 17 affiliates, the most significant of which are related to the Company’s merchant bank alliance affiliates. A merchant alliance, as it pertains to investments accounted for under the equity method, is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the bank. A merchant alliance acquires credit and debit card transactions from merchants.
A significant portion of the Company’s business is conducted through merchant alliances between the Company and financial institutions. To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence but not control in an alliance, the Company uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method. Such fees totaled $46 million for the three months ended March 31, 2020. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company had $29 million and $35 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively.
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
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to the Lending Joint Ventures and Investment Services business (see Note 4). Amounts transacted through these agreements totaled $11 million and $9 million during the three months ended March 31, 2020 and 2019, respectively, and were primarily recognized as processing and services revenue in the Company’s consolidated statements of income.
22. Business Segment Information
Following the Segment Realignment (see Note 1), the Company’s operations are comprised of the Acceptance segment, Fintech segment and Payments segment.

The businesses in the Acceptance segment provide a wide range of products and services to merchants around the world, including point-of-sale merchant acquiring and e-commerce services, mobile payment services, security and fraud protection products, and the Company’s cloud-based Clover POS platform, which includes a marketplace for proprietary and third-party business applications. The products and services in the global Acceptance businesses are distributed through a variety of channels, including through direct sales teams, strategic partnerships with indirect non-bank sales forces, independent software vendors, and bank and non-bank partners in the form of joint venture alliances, revenue sharing alliances and referral agreements. Many merchants, financial institutions and distribution partners within the Acceptance segment are also customers of the Company’s other segments.
The businesses in the Fintech segment provide financial institutions around the world with the technology solutions they need to run their operations, including an institution’s general ledger and central information files and products and services that enable financial institutions to process customer deposit and loan accounts. As a complement to the core account processing functionality, the businesses in the global Fintech segment also provide digital banking, financial and risk management, cash management, professional services and consulting, item processing and source capture, and other products and services that support numerous types of financial transactions. In addition, some of the businesses in the Fintech segment provide products or services to corporate clients to facilitate the management of financial processes and transactions. Many of the products and services offered in the Fintech segment are integrated with solutions from the Company’s other segments.
The businesses in the Payments segment provide financial institutions and corporate clients around the world with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services, a range of network services, security and fraud protection products, card production and print services. In addition, the Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, electronic billing, and security and fraud protection products. Clients of the global Payments segment businesses reflect a wide range of industries, including merchants, distribution partners and financial institution customers in the Company’s other segments.
Corporate and Other supports the reportable segments above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as gains on sales of businesses, costs associated with acquisition and divestiture activity, and the Company’s Output Solutions postage reimbursements. Corporate and Other also includes the historical results of the Company’s Investment Services business, of which the Company sold a 60% controlling interest in February 2020 (see Note 4), as well as certain transition services revenue associated with various dispositions.
Operating results for each segment are presented below and include the results of First Data from July 29, 2019, the date of acquisition. Segment results for the three months ended March 31, 2019 have been restated to reflect the Segment Realignment.

(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended March 31, 2020
Processing and services revenue	$1,190	$673	$1,184	$28	$3,075
Product revenue	211	45	202	236	694
Total revenue	$1,401	$718	$1,386	$264	$3,769
Operating income (loss)	$317	$204	$565	$(457)	$629
Three Months Ended March 31, 2019
Processing and services revenue	$—	$672	$572	$49	$1,293
Product revenue	—	53	79	77	209
Total revenue	$—	$725	$651	$126	$1,502
Operating income (loss)	$—	$203	$274	$(104)	$373

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following, many of which are, and will be, amplified by the COVID-19 pandemic: the duration and intensity of the COVID-19 pandemic; governmental and private sector responses to the COVID-19 pandemic and the impact of such responses on us; the impact of the COVID-19 pandemic on our employees, clients, vendors, operations and sales; the possibility that we may be unable to achieve expected synergies and operating efficiencies from the acquisition of First Data Corporation (“First Data”) within the expected time frames or at all or to successfully integrate the operations of First Data into our operations; such integration may be more difficult, time-consuming or costly than expected; profitability following the transaction may be lower than expected, including due to unexpected costs, charges or expenses resulting from the transaction; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; unforeseen risks relating to our liabilities or those of First Data may exist; our ability to meet expectations regarding the accounting and tax treatments of the transaction; our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the successful management of our merchant alliance program which involves several alliances not under our sole control; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; the failure of our vendors and merchants to satisfy their obligations; the successful management of credit and fraud risks in our business and merchant alliances; changes in local, regional, national and international economic or political conditions and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; and other factors identified in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in our Annual Report on Form 10-K for the year ended December 31, 2019, and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•
Overview. This section contains background information on our company and the services and products that we provide, acquisitions and dispositions, and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•
Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2019 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2020 to the comparable period in 2019.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at March 31, 2020.
Overview
Company Background
We are a leading global provider of financial services technology. We provide account processing and digital banking solutions, card issuer processing and network services, payments, e-commerce, merchant acquiring and processing, and the Clover® cloud-based point-of-sale solution. We serve clients around the globe, including banks, credit unions, other financial institutions and merchants.
We aspire to move money and information in a way that moves the world by delivering superior value for our clients through leading technology, targeted innovation and excellence in everything we do. We achieve this through active portfolio management of our businesses, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our long-term priorities are to (i) deliver integration value from the First Data acquisition; (ii) continue to build high-quality revenue while meeting our earnings goals; (iii) enhance client relationships with an emphasis on digital and payment solutions; and (iv) deliver innovation and integration which enables differentiated value for our clients.
On July 29, 2019, we acquired First Data, a global leader in commerce-enabling technology and solutions for merchants, financial institutions and card issuers. Effective for the three months ended March 31, 2020, we realigned our reportable segments to correspond with changes to our operating model to reflect our new management structure and organizational responsibilities (“Segment Realignment”) following the acquisition of First Data. Our new reportable segments are: Merchant Acceptance (“Acceptance”), Financial Technology (“Fintech”) and Payments and Network (“Payments”).
The businesses in our Acceptance segment provide a wide range of products and services to merchants around the world, including point-of-sale (“POS”) merchant acquiring and e-commerce services, mobile payment services, security and fraud protection products, and our cloud-based Clover® POS platform, which includes a marketplace for proprietary and third-party business applications. The products and services in the global Acceptance businesses are distributed through a variety of channels, including through direct sales teams, strategic partnerships with indirect non-bank sales forces, independent software vendors, and bank and non-bank partners in the form of joint venture alliances, revenue sharing alliances and referral agreements. Many merchants, financial institutions and distribution partners within the Acceptance segment are also customers of our other segments.
The businesses in our Fintech segment provide financial institutions around the world with the technology solutions they need to run their operations, including an institution's general ledger and central information files and products and services that enable financial institutions to process customer deposit and loan accounts. As a complement to the core account processing functionality, the businesses in the global Fintech segment also provide digital banking, financial and risk management, cash management, professional services and consulting, item processing and source capture, and other products and services that support numerous types of financial transactions. In addition, some of the businesses in the Fintech segment provide products or services to corporate clients to facilitate the management of financial processes and transactions. Many of the products and services offered in the Fintech segment are integrated with solutions from our other segments.
The businesses in our Payments segment provide financial institutions and corporate clients around the world with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services, a range of network services, security and fraud protection products, card production and print services. In addition, the Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, electronic billing, and security and fraud protection products. Clients of the global Payments segment businesses reflect a wide range of industries, including merchants, distribution partners and financial institution customers in our other segments.
Corporate and Other supports the reporting segments above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when we evaluate segment performance, such as gains on sales of businesses, costs associated with acquisition and divestiture activity, and our Output Solutions postage reimbursements. Corporate and Other also includes the historical results of our Investment Services business, of which we sold a 60% controlling interest in February 2020, as well as transition services revenue associated with various dispositions.

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
On March 2, 2020, we acquired MerchantPro Express (“MerchantPro”), an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands our merchant services business. On March 18, 2020, we acquired Bypass Mobile (“Bypass”), an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances our omni-commerce capabilities, enabling enterprise businesses to deliver a seamless customer experience that spans physical and digital channels. We acquired these businesses for an aggregate purchase price of $132 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $37 million.
Dispositions
On February 18, 2020, we completed the sale of a 60% controlling interest of our Investment Services business, which is reported within Corporate and Other following the Segment Realignment. We received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $431 million, with a related tax expense of $113 million. Following the transaction, we began accounting for our 40% retained interest of the Investment Services business as an equity method investment.
Industry Trends
The global payments landscape continues to evolve, with rapidly advancing technologies and a steady expansion of digital payments, e-commerce, and innovation in real-time payments infrastructure. Because of this growth, competition also continues to evolve. Business and consumer expectations continue to rise, with a focus on convenience and security. To meet these expectations, payments companies are focused on modernizing their technology, utilizing data, and enhancing the customer experience.
Financial Institutions
The market for products and services offered by financial institutions continues to evolve rapidly. The traditional financial industry and other market entrants regularly introduce and implement new payment, deposit, risk management, lending and investment products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same customers. At the same time, the evolving global regulatory and cybersecurity landscape has continued to create a challenging operating environment for financial institutions. These conditions are driving heightened interest in solutions that help financial institutions win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency. Examples of these solutions include electronic payments and delivery methods such as internet, mobile and tablet banking, sometimes referred to as “digital channels”.
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
Merchants
The rapid growth in and globalization of mobile and e-commerce, driven by consumers’ desire for more simple and efficient shopping experiences, has created an opportunity for merchants to reach consumers in high-growth online and mobile settings, which often requires a merchant acquiring provider to enable and optimize the acceptance of payments. Merchants are demanding simpler, integrated, and modern POS systems to help manage their everyday business operations. When combined with the ever-increasing ways a consumer can pay for goods and services, merchants have sought modern POS systems to streamline this complexity. Furthermore, merchants can now search, discover, compare, purchase and even install a new POS system through direct, digital-only experiences. This direct, digital-only channel is quickly becoming a source of new merchant acquisition opportunities, especially with respect to smaller merchants. We believe that our digital merchant acquisition solution is designed to meet this need.
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
Recent Market Conditions
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has since continued to spread and negatively impact the economy of the United States and other countries around the world. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken preventive or protective actions, such as travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations. Accordingly, the COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets.
Our operating performance is subject to global economic and market conditions, as well as their impacts on levels of consumer spending. As a result of the COVID-19 pandemic and the related decline in global economic activity, we experienced a significant decrease in payments volume and transactions during the last two weeks of March 2020 that negatively impacted our merchant acquiring and payment-related businesses, which earn transaction-based fees, as well as modest declines in other businesses. The lower merchant acquiring and payment volumes continued into April although volumes partially recovered at the end of the month as shelter in place restrictions were eased in certain geographies inside and outside of the United States. Ultimately the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the COVID-19 pandemic; governmental and private sector responses and the impact of such responses on us; and the impact of the pandemic on our employees, clients, vendors, operations and sales, all of which are uncertain and cannot be predicted.
In response to the COVID-19 pandemic, we have taken several actions to manage discretionary costs including, among others, limiting third-party spending and the temporary suspension of certain employee-related benefits, including company matching contributions to the Fiserv 401(k) Savings Plan as well as the discount on shares purchased under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan. In addition, we are reassessing and deferring many capital expenditures that were originally planned for 2020. We will continue to monitor and assess developments related to COVID-19 and implement appropriate actions to minimize the risk to our operations of any material adverse developments.
Changes in Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2019, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year-to-year. This information should be read together with the unaudited consolidated financial statements and accompanying notes. The financial results presented below have been affected by the First Data and other acquisitions, dispositions, debt financing activities and foreign currency fluctuations.

	Three Months Ended March 31,
	2020	2019	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2020	2019	$	%
Revenue:
Processing and services	$3,075	$1,293	81.6%	86.1%	$1,782	138%
Product	694	209	18.4%	13.9%	485	232%
Total revenue	3,769	1,502	100.0%	100.0%	2,267	151%
Expenses:
Cost of processing and services	1,635	624	53.2%	48.3%	1,011	162%
Cost of product	532	174	76.7%	83.3%	358	206%
Sub-total	2,167	798	57.5%	53.1%	1,369	172%
Selling, general and administrative	1,404	341	37.3%	22.7%	1,063	312%
Gain on sale of businesses	(431)	(10)	(11.4)%	(0.7)%	421	n/m
Total expenses	3,140	1,129	83.3%	75.2%	2,011	178%
Operating income	629	373	16.7%	24.8%	256	69%
Interest expense, net	(187)	(57)	(5.0)%	(3.8)%	130	228%
Debt financing activities	—	(59)	—%	(3.9)%	(59)	n/m
Other income	20	1	0.5%	0.1%	19	n/m
Income before income taxes and loss from investments in unconsolidated affiliates	462	258	12.3%	17.2%	204	79%
Income tax provision	(79)	(31)	(2.1)%	(2.1)%	48	155%
Loss from investments in unconsolidated affiliates	(6)	(2)	(0.2)%	(0.1)%	(4)	n/m
Net Income	377	225	10.0%	15.0%	152	68%
Plus: Net loss attributable to noncontrolling interests	15	—	0.4%	—	15	n/m
Net income attributable to Fiserv, Inc.	$392	$225	10.4%	15.0%	$167	74%

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Acceptance	Fintech		Payments		Corporate and Other	Total
Total revenue:
2020	$1,401	$718		$1,386		$264	$3,769
2019	—	725		651		126	1,502
Revenue growth	$1,401	$(7)		$735		$138	$2,267
Revenue growth percentage	n/m	(1)%		113%			151%
Operating income (loss):
2020	$317	$204		$565		$(457)	$629
2019	—	203		274		(104)	373
Operating income growth	$317	$1		$291		$(353)	$256
Operating income growth percentage	n/m	—%		106%			69%
Operating margin:
2020	22.6%	28.3%		40.8%			16.7%
2019	—%	28.0%		42.1%			24.8%
Operating margin growth (1)	n/m	30	bps	(130)	bps		(810)	bps
(1)Represents the basis point growth or decline in operating margin.

Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $2,267 million, or 151% in the first quarter of 2020 compared to 2019, primarily driven by the incremental revenue from the First Data acquisition. The First Data acquisition contributed $2,275 million of revenue during the first quarter of 2020, with $1,401 million to the Acceptance segment, $714 million to the Payments segment, and $160 million to Corporate and Other. Conversely, dispositions reduced revenue by $33 million in the first quarter of 2020 compared to 2019.
Revenue in our Acceptance segment of $1,401 million in the first quarter of 2020 was attributable to our acquisition of First Data and was primarily comprised of merchant acquiring processing revenue.
Revenue in our Fintech segment decreased by $7 million, or 1%, in the first quarter of 2020 compared to 2019. The Fintech segment decline was attributable to the disposition of our remittance solutions business in December 2019 along with a reduction in software license revenue, which each reduced Fintech segment revenue growth by 1%. Partially offsetting these declines, our account processing and financial risk management businesses contributed 1% and 0.5%, respectively, to Fintech segment revenue growth in the first quarter of 2020 through recurring revenue growth from higher processing volumes.
Revenue in our Payments segment increased $735 million, or 113%, in the first quarter of 2020 compared to 2019. Revenue from the First Data acquisition contributed 110% to Payments segment revenue, with the remaining revenue growth in our Payments segment attributable to revenue growth in our card services business from higher transaction volumes.
Revenue at Corporate and Other increased $138 million, or 110%, in the first quarter of 2020 compared to 2019. Postage revenue from the First Data acquisition contributed 128% to the Corporate and Other growth, while the disposition of a 60% controlling interest of our Investment Services business reduced revenue by 18%.
Total Expenses
Total expenses increased $2,011 million, or 178%, and total expenses as a percentage of total revenue increased to 83.3% in the first quarter of 2020 compared to 2019. Total expenses in 2020 include the expenses of First Data, resulting in the overall significant increase in expenses compared to 2019. Total expenses and total expenses as a percentage of total revenue were reduced by a $431 million gain on sale of a 60% interest of our Investment Services business in February 2020.
Cost of processing and services as a percentage of processing and services revenue increased to 53.2% in the first quarter of 2020 compared to 48.3% in the first quarter of 2019. Cost of processing and services as a percentage of processing and services revenue increased in the first quarter of 2020 by approximately 350 basis points from incremental acquisition intangible amortization and by approximately 300 basis points from integration-related expenses associated with the First Data acquisition, including $52 million of accelerated depreciation and amortization associated with the termination of certain vendor contracts. Partially offsetting these increases, operating leverage in our recurring revenue businesses favorably impacted cost of processing and services as a percentage of processing and services revenue in the first quarter of 2020.
Cost of product as a percentage of product revenue decreased to 76.7% in the first quarter of 2020 compared to 83.3% in the first quarter of 2019 due entirely to the First Data acquisition.
Selling, general and administrative expenses as a percentage of total revenue increased to 37.3% in the first quarter of 2020 compared to 22.7% in the first quarter of 2019. Incremental acquired intangible asset amortization from the First Data acquisition increased selling, general and administrative expenses as a percentage of total revenue by approximately 1,000 basis points in the first quarter of 2020. The remaining increase in selling, general and administrative expenses as a percentage of total revenue was due to increased costs associated with the First Data acquisition, including integration related expenses.
The gains on sale of businesses of $431 million in the first quarter of 2020 and $10 million in the first quarter of 2019 resulted from the sale of a 60% interest of our Investment Services business in February 2020 and contingent consideration received in 2019 related to the sale of a 55% interest of our Lending Solutions business, respectively.
Operating Income and Operating Margin
Total operating income increased $256 million, or 69%, in the first quarter of 2020 compared to 2019. Total operating margin decreased to 16.7% in the first quarter of 2020 compared to 24.8% in 2019.
Operating income in our Acceptance segment of $317 million, at an operating margin of 22.6%, in the first quarter of 2020 was attributable to our acquisition of First Data.
Operating income in our Fintech segment was generally consistent, and operating margin increased 30 basis points to 28.3% in the first quarter of 2020 compared to 2019. The improvement in the Fintech segment operating margin was primarily attributable to expense management in the Fintech international businesses, which contributed 130 basis points to Fintech segment operating margin expansion. Fintech segment operating margin favorability was partially offset by 90 basis points due to a reduction in higher-margin license revenue.
Operating income in our Payments segment increased $291 million, or 106%, and operating margin decreased 130 basis points in the first quarter of 2020 compared to 2019. The increase in operating income and decrease in operating margin was driven by the integration of First Data results into this combined operating segment in the first quarter of 2020.
The operating loss in Corporate and Other increased $353 million in the first quarter of 2020 compared to 2019. The increase in Corporate and Other operating loss in the first quarter of 2020 was primarily due to the acquisition of First Data, including incremental amortization of acquired intangible assets of $480 million, acquisition and related integration costs of $198 million and other First Data related corporate expenses. Corporate and Other was favorably impacted by a $431 million gain on the sale of a 60% interest of our Investment Services business.
Interest Expense, Net
Interest expense, net increased $130 million, or 228%, in the first quarter of 2020, compared to the first quarter of 2019 due to the June 2019 issuance of $9.0 billion of fixed-rate senior notes, the July 2019 issuance of €1.5 billion and £1.05 billion of fixed-rate senior notes and the term loan borrowings that were incurred for the purpose of funding the repayment of certain indebtedness of First Data and its subsidiaries on the closing date of the acquisition.
Debt Financing Activities
In connection with the definitive merger agreement entered into on January 16, 2019 to acquire First Data, we entered into a bridge facility commitment letter providing for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17.0 billion for the purpose of refinancing certain indebtedness of First Data on the closing date of the acquisition. We recorded $59 million of expense during the first quarter of 2019 associated with the bridge term loan facility.
Other Income
Other income increased $19 million in the first quarter of 2020, compared to the first quarter of 2019. Other income in the first quarter of 2020 includes net foreign currency transaction gains of $18 million. In addition, other income includes $2 million and $1 million in the first quarter of 2020 and 2019, respectively, related to the release of risk under our non-contingent guarantee arrangements associated with certain indebtedness of the Lending Joint Ventures.

Income Tax Provision
Income tax provision as a percentage of income before loss from investments in unconsolidated affiliates was 17.1% and 11.9% in the first quarter of 2020 and 2019, respectively. The effective rate in the first quarter of 2020 includes $113 million of income tax expense associated with the $431 million gain on the sale of a 60% interest of our Investment Services business. The effective rate in the first quarter of 2019 included discrete tax benefits due to a loss from subsidiary restructuring.
Loss from Investments in Unconsolidated Affiliates
Our share of net loss from affiliates accounted for using the equity method of accounting, including merchant bank alliance affiliates from the acquisition of First Data, is reported as loss from investments in unconsolidated affiliates and the related tax benefit is reported within the income tax provision in the consolidated statements of income. Loss from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $6 million and $2 million in the first quarter of 2020 and 2019, respectively.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, of $15 million in the first quarter of 2020 relates to our consolidated alliance partners obtained through the acquisition of First Data.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $0.57 and $0.56 in the first quarter of 2020 and 2019, respectively. Net income attributable to Fiserv, Inc. per share-diluted in the first quarter of 2020 included integration costs and acquired intangible asset amortization from the application of purchase accounting associated with the acquisition of First Data, as well as a gain from the sale of a 60% interest of our Investment Services business. Net income attributable to Fiserv, Inc. per share-diluted in the first quarter of 2019 included transaction costs associated with the acquisition of First Data.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $0.9 billion and available borrowings under our revolving credit facility of $1.2 billion at March 31, 2020.
The following table summarizes our operating cash flow and capital expenditure amounts for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2020	2019	$	%
Net income	$377	$225	$152
Depreciation and amortization	844	205	639
Share-based compensation	108	19	89
Deferred income taxes	(57)	8	(65)
Gain on sale of businesses	(431)	(10)	(421)
Loss from investments in unconsolidated affiliates	6	2	4
Distributions from unconsolidated affiliates	11	—	11
Net changes in working capital and other	30	(76)	106
Operating cash flow	$888	$373	$515	138%
Capital expenditures	$246	$98	$148	151%
Our net cash provided by operating activities, or operating cash flow, was $888 million in the first three months of 2020, an increase of 138% compared with $373 million in the first three months of 2019. This increase was primarily attributable to the acquisition of First Data, improved operating results and favorable working capital fluctuations, including timing of receivable collections.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 7% of our total revenue in both the first three months of 2020 and 2019.
Share Repurchases
We purchased $885 million and $120 million of our common stock during the first three months of 2020 and 2019, respectively. In 2019, we deferred share repurchases as of January 16, 2019 until the close of the First Data acquisition. As of March 31, 2020, we had approximately 13.2 million shares remaining under our current repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Repurchase of Indebtedness
We may, at any time and from time to time, seek to repurchase our outstanding senior notes for cash in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices, including discounts to the face value of the senior notes, as we may determine, may involve amounts that are material and will depend on prevailing market conditions, our liquidity requirements and other factors.
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
On March 2, 2020, we acquired MerchantPro Express, an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro further expands our merchant services business. On March 18, 2020, we acquired Bypass Mobile, an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass further enhances our omni-commerce capabilities, enabling enterprise businesses to deliver a seamless customer experience that spans physical and digital channels. We acquired these businesses for an aggregate purchase price of $132 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $37 million.
Dispositions
On February 18, 2020, we completed the sale of a 60% controlling interest of our Investment Services business. We received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $431 million, with a related tax expense of $113 million. The net proceeds from the sale were primarily used to repurchase shares of our common stock. Following the transaction, we began accounting for our 40% retained interest of the Investment Services business as an equity method investment.

Indebtedness

(In millions)	March 31, 2020	December 31, 2019
Short-term and current maturities of long-term debt:
Lines of credit	$157	$150
Finance lease and other financing obligations	181	137
Total short-term and current maturities of long-term debt	$338	$287

Long-term debt:
2.7% senior notes due 2020	$850	$850
4.75% senior notes due 2021	400	400
3.5% senior notes due 2022	700	700
3.8% senior notes due 2023	1,000	1,000
0.375% senior notes due 2023	557	559
2.75% senior notes due 2024	2,000	2,000
3.85% senior notes due 2025	900	900
2.25% senior notes due 2025	654	687
3.2% senior notes due 2026	2,000	2,000
1.125% senior notes due 2027	557	559
4.2% senior notes due 2028	1,000	1,000
3.5% senior notes due 2029	3,000	3,000
1.625% senior notes due 2030	557	559
3.0% senior notes due 2031	654	687
4.4% senior notes due 2049	2,000	2,000
Receivable securitized loan	500	500
Term loan facility	1,750	3,950
Unamortized discount and deferred financing costs	(154)	(160)
Revolving credit facility	2,251	174
Finance lease and other financing obligations	454	247
Total long-term debt	$21,630	$21,612
At March 31, 2020, our debt consisted primarily of $16.8 billion of fixed-rate senior notes, $2.3 billion of borrowings on our revolving credit facility and $1.8 billion of variable rate term loans. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our foreign currency-denominated senior notes is paid annually. Interest on our revolving credit facility is paid weekly, or more frequently on occasion, and interest on our term loans is paid monthly. Our 2.7% senior notes due in June 2020 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis and the ability to do so under our revolving credit facility, which expires in September 2023.
During the first three months of 2020, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. As described below, the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Variable Rate Debt
At March 31, 2020, we had $4.7 billion of variable rate debt, which included $1.8 billion of outstanding term loan borrowings and $500 million under our accounts receivable securitization facility, as described below. In addition, we maintain a $3.5 billion revolving credit facility with a syndicate of banks. There were $2.3 billion of outstanding borrowings on the revolving credit facility at March 31, 2020. Outstanding borrowings under the term loan and revolving credit facility bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which matures in September 2023. The outstanding principal balance on the term loan of $1.8 billion is due at maturity in July 2024. The variable interest rate was 1.66% on the revolving credit facility borrowings and 2.21% on the term loan borrowings at March 31, 2020. The revolving credit facility and the term loan contain various, substantially similar, restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to either four times or four and one-half times our consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) for a specified period following certain acquisitions and (ii) maintain consolidated EBITDA of at least three times our consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. In November 2019, we elected to increase the permitted leverage ratio to four times our consolidated EBITDA through June 30, 2020, with the leverage ratio decreasing to three and one-half time consolidated EBITDA thereafter.
We engage in regular communication with the banks participating in our revolving credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments and we believe the likelihood of one of our banks not performing on its commitment is remote.
Foreign Lines of Credit and Other Arrangements
In connection with the acquisition of First Data, we assumed certain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with our international operations and are in various functional currencies, the most significant of which are the Australian dollar, Polish zloty and Argentine peso. We had amounts outstanding on these lines of credit totaling $157 million at a weighted-average interest rate of 13.5% at March 31, 2020.
Receivable Securitized Loan
In connection with the acquisition of First Data, we acquired a consolidated wholly-owned subsidiary, First Data Receivables, LLC (“FDR”). FDR is a party to certain receivables financing arrangements, including an agreement (“Receivables Financing Agreement”) with certain financial institutions and other persons from time to time party thereto as lenders and group agents, pursuant to which certain of our wholly-owned subsidiaries have agreed to transfer and contribute receivables to FDR, and FDR in turn may obtain borrowings from the financial institutions and other lender parties to the Receivables Financing Agreement secured by liens on those receivables. FDR’s assets are not available to satisfy the obligations of any other of our entities or affiliates, and FDR’s creditors would be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to us. The receivables held by FDR are recorded within trade accounts receivable, net in our consolidated balance sheet. At March 31, 2020, FDR held $686 million in receivables as part of the securitization program. The maximum borrowing capacity, subject to collateral availability, under the Receivables Financing Agreement at March 31, 2020 was $500 million. FDR utilized the receivables as collateral in borrowings of $500 million, at an average interest rate of 1.84%, at March 31, 2020. The term of the Receivables Financing Agreement is through July 2022.
Cash and Cash Equivalents
Investments (other than those included in settlement assets) with original maturities of three months or less that are readily convertible to cash are considered to be cash equivalents. At March 31, 2020 and December 31, 2019, we held $896 million and $893 million in cash and cash equivalents, respectively.
The table below details the cash and cash equivalents at:

	March 31, 2020					December 31, 2019
(In millions)	Domestic		International		Total	Domestic		International		Total
Available	$314		$276		$590	$383		$208		$591
Unavailable	157	(1)	149	(2)	306	130	(1)	172	(2)	302
Total	$471		$425		$896	$513		$380		$893

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

Restructuring Costs
In connection with the acquisition of First Data, we continue to implement certain integration plans focused on reducing our overall cost structure, including reducing vendor spend and eliminating duplicate costs. We recorded restructuring charges of $48 million, primarily consisting of severance and other separation costs expected to be paid during 2020, based upon committed actions during the quarter ended March 31, 2020. We continue to evaluate operating efficiencies and anticipate incurring additional costs in the next few years in connection with these activities but are unable to estimate those amounts at this time as such plans are not yet finalized.
Impact of COVID-19
The COVID-19 pandemic has created significant uncertainty as to general global economic and market conditions for the remainder of 2020 and beyond. We believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The ability to continue to service debt and meet lease and other obligations as they come due is dependent on our continued ability to generate earnings and cash flows. A lack of recovery or further deterioration in economic and market conditions could materially affect our future access to our sources of liquidity, particularly our cash flows from operations.
We engage in regular communication with the banks that participate in our revolving credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. We periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services, and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote. In addition, the long-term debt markets have historically provided us with a source of liquidity. Although we do not currently anticipate an inability to obtain financing from long-term debt markets in the future, the COVID-19 pandemic could make financing more difficult and/or expensive to obtain. Our ability to access the long-term debt markets on favorable interest rate and other terms also depends on the ratings assigned by the credit rating agencies to our indebtedness. As of March 31, 2020, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. and BBB with a stable outlook from Standard & Poor’s Rating Services. In the event that the ratings of our outstanding long-term debt securities were substantially lowered or withdrawn for any reason, or if the ratings assigned to any new issue of long-term debt securities were significantly lower than those noted above, particularly if we no longer had investment grade ratings, our ability to access the debt markets may be adversely affected and our interest expense would increase under the terms of certain of our long-term debt securities.
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
Interest Rate Risk
We manage our debt structure and interest rate risk through the use of fixed- and variable-rate debt. Based on our outstanding debt balances and interest rates at March 31, 2020, a 1% increase in variable interest rates would increase annual interest expense by approximately $47 million.
In connection with processing electronic payments transactions, the funds we receive from subscribers are invested into short-term, highly liquid investments from the time we collect the funds until payments are made to the applicable recipients. A 1% decrease in variable interest rates would decrease annual interest-related income related to settlement assets by approximately $27 million over the next twelve months.
Foreign Currency Risk
We conduct business globally and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions. We manage the exposure to these risks through the use of foreign currency forward exchange contracts and non-derivative net investment hedges.

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations to the extent they are conducted in local currency. During the three months ended March 31, 2020, approximately 13% of our total revenue was generated outside the U.S. The major currencies to which our revenues are exposed are the Euro, the British Pound, the Indian Rupee and the Argentine Peso. A movement of 10% in foreign currency rates against the U.S. dollar relative to the currencies in which our revenue and profits are denominated at March 31, 2020 would have resulted in an increase or decrease in our reported pre-tax income of approximately $11 million as follows:

(In millions)	Three Months Ended March 31, 2020
Euro	$3
British Pound	3
Argentine Peso	1
Other	4
Total increase or decrease	$11
We have entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to our operating costs in India. At March 31, 2020, the notional amount of these derivatives was approximately $227 million. In addition, we designated our foreign currency-denominated senior notes as net investment hedges to reduce exposure to changes in the value of our net investments in certain foreign subsidiaries due to changes in foreign currency exchange rates.
Refer to Item 1A in Part II of this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we or our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the risk factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020, the following additional risk factors have become material to us since the filing of our Form 10-K.

Our business has been, and is likely to continue to be, adversely impacted by the coronavirus (COVID-19) pandemic.
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has since continued to spread and negatively impact the economy of the United States and other countries around the world. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken preventive or protective actions, such as travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations. Accordingly, the COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets.
Our operating performance is subject to global economic and market conditions, as well as their impacts on levels of consumer spending. As a result of the COVID-19 pandemic and the related decline in global economic activity, we experienced a significant decrease in payments volume and transactions in March 2020 that negatively impacted our merchant acquiring and payment-related businesses, which earn transaction-based fees, as well as declines in other businesses. The impact of the COVID-19 pandemic is expected to continue to negatively impact transaction volumes, create economic uncertainty, reduce economic activity, increase unemployment and cause a decline in consumer and business confidence, and could in the future further negatively impact the demand for our products and services, including merchant acquiring and payment processing and the sales and implementation of information technology projects. Ultimately the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the COVID-19 pandemic; governmental and private sector responses and the impact of such responses on us; and the impact of the pandemic on our employees, clients, vendors, operations and sales, all of which are uncertain and cannot be predicted.
Additional factors that could negatively impact us include:

•
payment processing risks associated with disruptions to merchant activity and business failures including chargeback risk. As an unprecedented number of merchants have been required to suspend their operations, there may be an increase in consumer chargebacks associated with processed transactions that merchant clients have submitted but have not fulfilled. Merchants may be unable to fund these chargebacks, potentially resulting in losses to us;

•
client payment risks. Clients may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. If clients cease operations or file for bankruptcy protection, we may experience lower revenue and earnings and have greater exposure to future transaction declines;

•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption given increased online banking, e-commerce and other online activity;

•
disruption to our supply chain and third-party delivery service providers if the factories that manufacture our products or facilities that support our operations are disrupted, temporarily closed or experience workforce shortages. We could experience hardware shortages of point-of-sale devices manufactured in China as well as workforce shortages at our and third-party customer support, software development or technology hosting facilities, including those in India where the government has instituted broad stay at home orders;

•
increased risk of failing to meet client contractual obligations, including due to government orders or other restrictions that limit or prohibit us from providing client-facing services from regular service locations or the failure of our business continuity plans, which could cause loss of revenue, contractual penalties or potential legal disputes and associated costs;

•
challenges to the availability and reliability of our solutions and services due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases occurring at our data centers, contact centers or operations centers, affecting our employees or affecting the systems or employees of our clients or other third parties on which we depend.

The COVID-19 pandemic has caused us to modify our business practices, including requiring a significant number of our employees to work from home, restricting employee travel, developing social distancing plans for our employees and canceling physical participation in meetings, events and conferences, and we may take further actions if required by government authorities or we determine such actions would be in the best interests of our employees, clients, vendors and business partners. Such measures may impact our productivity or effectiveness, and there is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic, including the risks to the health of our employees posed by the pandemic. Further, the ability of our employees to get to work has been disrupted across multiple locations, both with respect to their own offices and client sites, due among other things to government work and travel restrictions, including mandatory shutdowns.
In response to the COVID-19 pandemic, federal, state, local and foreign governments have issued emergency orders and a significant number of new laws and regulations in a short period of time. These actions have impacted our current operations, including with respect to collection and consumer credit reporting activities, and we have experienced an increased volume of client support requests because many of the new laws impact our clients. We could be required to expend additional resources and incur additional costs to address regulatory requirements applicable to us or our clients, and we may not have the capacity to implement necessary changes within the times prescribed by applicable laws. There could be government initiatives to reduce or eliminate payments, costs or fees to merchants or fees or other sources of revenue to financial institutions. Regulations may be unclear, difficult to interpret or in conflict with other applicable regulations. As a result, we may have to make judgments about how to comply with these new laws and regulators may not ultimately agree with how we implement applicable regulations. Failure to comply with any of these laws and regulations, including changing interpretations and the implementation of new, varying or more restrictive laws and regulations by federal, state, local or foreign governments, may result in financial penalties, lawsuits, reputational harm or change the manner in which we currently conduct some aspects of our business. In addition, during times of economic stress, there tends to be greater regulatory and governmental scrutiny of actions taken in response to such stress and an increased risk of both governmental and third party litigation.
A lack of recovery or further deterioration in economic and market conditions resulting from the COVID-19 pandemic could negatively impact our ability to generate earnings and cash flows sufficient to service debt and meet lease and other obligations as they come due or to meet our financial debt covenants. The pandemic could also make obtaining financing more difficult or expensive, and our ability to access the long-term debt markets on favorable interest rate and other terms will depend on market conditions and the ratings assigned by the credit rating agencies to our indebtedness.
The COVID-19 pandemic continues to evolve and we do not yet know the full extent of potential impacts on our business or the global economy as a whole. The extent to which the COVID-19 pandemic or any resulting worsening of the global business and economic environment adversely impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and intensity of the COVID-19 pandemic (including whether there is a resurgence or second wave of infections), the actions to contain the pandemic or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. These factors may remain prevalent for a significant period of time. Even after the pandemic subsides, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including due to a continued or prolonged recession in the U.S. or other major economies.
There are no comparable recent events that provide guidance as to the impacts the COVID-19 pandemic may have, and, as a result, the ultimate impacts are highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. The impacts of the COVID-19 pandemic could have a material adverse effect on our business, results of operations, liquidity or financial condition and heighten or exacerbate risks described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2020	1,814,000	$118.88	1,814,000	19,983,000
February 1-29, 2020	1,671,000	118.79	1,671,000	18,312,000
March 1-31, 2020	5,115,000	92.11	5,115,000	13,197,000
Total	8,600,000		8,600,000

(1)	On August 8, 2018, our board of directors authorized the purchase of up to 30.0 million shares of our common stock. This authorization does not expire.
ITEM 5. OTHER INFORMATION.
On May 6, 2020, the Board of Directors (the “Board”) of Fiserv, Inc. (the “Company”) elected Frank J. Bisignano to succeed Jeffery W. Yabuki as Chief Executive Officer of the Company effective July 1, 2020 pursuant to the Board’s leadership succession plan for the Company. Mr. Bisignano will become the President and Chief Executive Officer of the Company, at which time he will cease to be Chief Operating Officer of the Company. Mr. Yabuki, the Company’s Chairman and Chief Executive Officer, will continue to be Chief Executive Officer until June 30, 2020, and will continue to serve as the Company’s Executive Chairman until December 31, 2020.

Mr. Bisignano, age 60, has been a director, President and Chief Operating Officer of the Company since July 2019. Mr. Bisignano joined the Company as part of its acquisition of First Data Corporation (“First Data”), where he served as chief executive officer since 2013 and chairman since 2014. From 2005 to 2013, he held various executive positions with JPMorgan

Chase & Co., a global financial services firm, including co-chief operating officer, chief executive officer of mortgage banking and chief administrative officer. From 2002 to 2005, Mr. Bisignano served as chief executive officer for Citigroup’s Global Transactions Services business and a member of Citigroup’s Management Committee.

On May 6, 2020, the Board, upon recommendation of the Compensation Committee of the Board, approved a Transition Agreement by and between the Company and Mr. Yabuki (the “Transition Agreement”), which supersedes and replaces Mr. Yabuki’s Amended and Restated Employment Agreement, effective December 22, 2008, as amended (the “Yabuki Employment Agreement”), and Key Executive Employment and Severance Agreement, dated December 22, 2008, as amended. Pursuant to the terms of the Transition Agreement, Mr. Yabuki will continue to be the Chairman and Chief Executive Officer of the Company until June 30, 2020. Effective July 1, 2020, he will continue to serve as Executive Chairman of the Board.

The Transition Agreement provides that Mr. Yabuki is entitled to continue to receive an annual base salary of $1,320,000, subject to the temporary and voluntary waiver of his base salary effective April 1, 2020, and that he is not eligible for an annual cash incentive award for 2020. Provided that Mr. Yabuki remains employed until December 31, 2020 or until an earlier qualifying separation, as described in the Transition Agreement, the Company will grant Mr. Yabuki a restricted stock unit award on or prior to his last day of employment with a grant date fair value of $12,701,250, subject to reduction based on the incentive compensation paid to the then Chief Executive Officer in respect of the Company’s performance in 2020; provided that the actual fair value of the restricted stock unit award at that time will be no less than $4,000,000. The restricted stock unit award will vest in four substantially equal annual installments on each of the first four anniversaries of the grant date. On December 31, 2020, or upon an earlier qualifying separation, Mr. Yabuki will also be entitled to the following under the Transition Agreement: (i) a cash payment equal to $7,260,000; (ii) reimbursement for COBRA or other health insurance premiums until the earlier of two years following the date of his separation or when he obtains health care coverage through subsequent employment; (iii) full vesting of all equity awards, and the right to exercise stock options for not less than five years following the date of his separation from employment, but in no event longer than ten years from the date of grant, or, if earlier, the latest date the option could have been exercised had Mr. Yabuki remained employed.

The invention assignment, confidentiality, non-compete, non-interference and non-solicitation covenants from the Yabuki Employment Agreement and Mr. Yabuki’s outstanding equity award agreements are incorporated in the Transition Agreement, and modified such that Mr. Yabuki (i) is permitted to be employed by, or otherwise provide services to, a non-competing business following his separation from employment, (ii) is permitted to work for a client or prospective client, provided such client or prospective client is not and does not become, a competitor as a result of Mr. Yabuki’s services, (iii) is prohibited from directly or indirectly participating in the hiring of any employee of the Company and its affiliates from his employment separation date through December 31, 2021 and (iv) to the extent the restriction period for purposes of any non-competition or non-solicitation covenants in any award agreement terminates prior to the last date on which all of the equity awards are vested, exercisable or distributable, the restriction period will be extended until such date. If Mr. Yabuki breaches any of the covenants above, he must repay the cash payment made to him and the healthcare reimbursements, all equity awards (vested and unvested) will be forfeited and the Company has the right to recoup any shares (or the cash value thereof) actually delivered to Mr. Yabuki from the equity awards outstanding on his last day of employment.

The foregoing description of the Transition Agreement is qualified in its entirety by reference to the full text of the Transition Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10‑Q and is incorporated herein by reference.

On May 6, 2020, the Board, upon recommendation of the Compensation Committee of the Board, also approved an amendment (the “Amendment”) to the Amended and Restated Employment Agreement, dated as of January 16, 2019, between the Company and Mr. Bisignano (the “Bisignano Employment Agreement”). The Amendment is effective July 1, 2020, in connection with Mr. Bisignano’s promotion to President and Chief Executive Officer to be effective on the same date. Pursuant to the Amendment, the term of the Bisignano Employment Agreement is extended to July 1, 2025, subject to earlier termination or renewal in accordance with the terms of the Bisignano Employment Agreement.

The Amendment eliminates Mr. Bisignano’s ability to terminate his employment without good reason during the six-month period commencing July 16, 2021 and still receive severance benefits and beneficial treatment under his outstanding equity awards as if such termination of employment had been with good reason or by the Company without cause. The Amendment also eliminates Mr. Bisignano’s entitlement to any perquisite tax gross-up and the legacy excise tax gross-up that could be applicable to any excess parachute payments attributable to his equity awards outstanding immediately before the effective time of the First Data acquisition and the one-time cash payment made to him in connection with the completion of the First Data acquisition. Finally, the Amendment extends the non-competition, non-interference and non-solicitation of clients, prospective clients and employees covenants from 12 months following any separation from employment to 24 months following any separation from employment, and provides that in the event of an involuntary termination by the Company without cause, by

Mr. Bisignano for good reason, or on account of Mr. Bisignano’s disability, the Board, after consultation with Mr. Bisignano, will use its commercially reasonable best efforts to conform the definition of competitor to the Company’s then-current business, which may, but is not required to, include a list of potential competitors. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated By-laws, dated March 22, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Fiserv, Inc. filed March 24, 2020)

10.1	Transition Agreement, dated as of May 7, 2020, between Fiserv, Inc. and Jeffery W. Yabuki

10.2	Amendment to Employment Agreement, dated as of May 7, 2020, between Fiserv, Inc. and Frank J. Bisignano

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019, (iii) the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	May 8, 2020	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	May 8, 2020	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer