Form 10-Q
period 2020-06-30
FISERV INC
filed 2020-08-06
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, there were 669,649,953 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Processing and services (1)	$2,890	$1,328	$5,965	$2,621
Product	575	184	1,269	393
Total revenue	3,465	1,512	7,234	3,014
Expenses:
Cost of processing and services	1,466	617	3,101	1,241
Cost of product	454	168	986	342
Selling, general and administrative	1,377	343	2,781	684
(Gain) loss on sale of businesses	3	—	(428)	(10)
Total expenses	3,300	1,128	6,440	2,257
Operating income	165	384	794	757
Interest expense, net	(174)	(58)	(361)	(115)
Debt financing activities	—	(37)	—	(96)
Other income	1	2	21	3
Income (loss) before income taxes and loss from investments in unconsolidated affiliates	(8)	291	454	549
Income tax (provision) benefit	27	(60)	(52)	(91)
Loss from investments in unconsolidated affiliates	(10)	(8)	(16)	(10)
Net income	9	223	386	448
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	7	—	(8)	—
Net income attributable to Fiserv, Inc.	$2	$223	$394	$448

Net income attributable to Fiserv, Inc. per share – basic	$—	$0.57	$0.58	$1.14
Net income attributable to Fiserv, Inc. per share – diluted	$—	$0.56	$0.57	$1.12

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	670.0	392.5	674.1	392.1
Diluted	680.8	399.6	686.0	399.4

(1)
Includes processing and other fees charged to related party investments accounted for under the equity method of $55 million and $9 million for the three months ended June 30, 2020 and 2019, respectively, and $112 million and $18 million for the six months ended June 30, 2020 and 2019, respectively (see Note 21).

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$9	$223	$386	$448
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax benefit (provision) of ($1 million), $36 million, $2 million and $45 million	3	(107)	(5)	(130)
Reclassification adjustment for net realized loss on cash flow hedges included in cost of processing and services, net of income tax provision of $0 million	1	—	—	—
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense, net of income tax provision of $1 million, $0, $2 million and $1 million	4	1	8	2
Foreign currency translation	182	(2)	(456)	2
Total other comprehensive (loss) income	190	(108)	(453)	(126)
Comprehensive (loss) income	$199	$115	$(67)	$322
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	7	—	(8)	—
Other comprehensive income attributable to noncontrolling interests	23	—	11	—
Comprehensive (loss) income attributable to Fiserv, Inc.	$169	$115	$(70)	$322
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$869	$893
Trade accounts receivable, less allowance for doubtful accounts	2,512	2,782
Prepaid expenses and other current assets	1,114	1,503
Settlement assets	12,987	11,868
Total current assets	17,482	17,046
Property and equipment, net	1,688	1,606
Customer relationships, net	12,897	14,042
Other intangible assets, net	3,739	3,600
Goodwill	36,088	36,038
Contract costs, net	606	533
Investments in unconsolidated affiliates	2,763	2,720
Other long-term assets	1,830	1,954
Total assets	$77,093	$77,539
Liabilities and Equity
Accounts payable and accrued expenses	$2,933	$3,080
Short-term and current maturities of long-term debt	359	287
Contract liabilities	481	492
Settlement obligations	12,987	11,868
Total current liabilities	16,760	15,727
Long-term debt	21,515	21,612
Deferred income taxes	4,481	4,247
Long-term contract liabilities	159	155
Other long-term liabilities	892	941
Total liabilities	43,807	42,682
Commitments and Contingencies (see Note 20)
Redeemable Noncontrolling Interests	258	262
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800.0 million shares authorized; 791.4 million shares issued	8	8
Additional paid-in capital	23,771	23,741
Accumulated other comprehensive loss	(644)	(180)
Retained earnings	12,877	12,528
Treasury stock, at cost, 122.0 million and 111.5 million shares	(4,429)	(3,118)
Total Fiserv, Inc. shareholders’ equity	31,583	32,979
Noncontrolling interests	1,445	1,616
Total equity	33,028	34,595
Total liabilities and equity	$77,093	$77,539
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$386	$448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	550	202
Amortization of acquisition-related intangible assets	1,099	89
Amortization of financing costs, debt discounts and other	24	105
Share-based compensation	202	34
Deferred income taxes	(94)	12
Gain on sale of businesses	(428)	(10)
Loss from investments in unconsolidated affiliates	16	10
Distributions from unconsolidated affiliates	12	—
Settlement of interest rate hedge contracts	—	(183)
Non-cash impairment charge	40	—
Other operating activities	(3)	(3)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	278	60
Prepaid expenses and other assets	62	(62)
Contract costs	(158)	(93)
Accounts payable and other liabilities	(54)	(28)
Contract liabilities	(13)	(2)
Net cash provided by operating activities	1,919	579
Cash flows from investing activities:
Capital expenditures, including capitalization of software costs	(488)	(210)
Proceeds from sale of businesses	584	10
Payments for acquisition of businesses, net of cash acquired and including working capital adjustments	(136)	54
Distributions from unconsolidated affiliates	66	7
Purchases of investments	—	(3)
Other investing activities	—	6
Net cash provided by (used in) investing activities	26	(136)
Cash flows from financing activities:
Debt proceeds	5,812	9,894
Debt repayments	(6,219)	(2,018)
Short-term borrowings, net	(1)	—
Payments of debt financing, redemption and other costs	(16)	(164)
Proceeds from issuance of treasury stock	86	56
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,574)	(185)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(52)	—
Other financing activities	5	—
Net cash used in financing activities	(1,959)	7,583
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	—
Net change in cash, cash equivalents and restricted cash	(26)	8,026
Cash, cash equivalents and restricted cash, beginning balance	933	415
Cash, cash equivalents and restricted cash, ending balance	$907	$8,441
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Segment Realignment
Effective in the first quarter of 2020, the Company realigned its reportable segments to correspond with changes to its operating model to reflect its new management structure and organizational responsibilities (“Segment Realignment”) following the acquisition of First Data. The Company’s new reportable segments are: Merchant Acceptance (“Acceptance”), Financial Technology (“Fintech”) and Payments and Network (“Payments”). Segment results for the three and six months ended June 30, 2019 have been restated to reflect the Segment Realignment. See Note 22 for additional information.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a controlling financial interest. Control is normally established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income (loss) is reported as income (loss) from investments in unconsolidated affiliates and the related tax expense (benefit) is reported within the income tax (provision) benefit in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest in an entity of between 20% and 50%. All intercompany transactions and balances have been eliminated in consolidation.
The Company maintains majority controlling interests in certain entities, mostly related to consolidated merchant alliances (see Note 21). Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets and reflect the minority shareholders’ share of acquired fair value in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends or distributions. Noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control are presented outside of equity and are carried at their estimated redemption value if it exceeds the initial carrying value of the redeemable interest (see Note 12).
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

Risks and Uncertainties
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has since continued to spread and negatively impact the economy of the United States and other countries around the world. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken actions to prevent the spread of COVID-19, such as imposing travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations. Accordingly, the COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets during 2020.
Global economic and market conditions impact levels of consumer spending. Consequently, the Company’s operating performance, primarily within its merchant acquiring and payment-related businesses, which earn transaction-based fees, has been adversely affected, and may continue to be adversely affected, by the economic impact of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic; governmental and private sector responses to the pandemic and the impact of such responses on the Company; and the impact of the pandemic on the Company’s employees, clients, vendors, operations and sales, all of which are uncertain and cannot be predicted. These changing conditions may also affect the estimates and assumptions made by management. Such estimates and assumptions affect, among other things, the valuations of the Company’s long-lived assets, definite-lived intangible assets and equity method investments; the Company’s deferred tax assets and related valuation allowances; the estimate of current expected credit losses; and certain pension plan assumptions. To the extent economic and market conditions do not continue to improve or deteriorate, the COVID-19 pandemic and the related economic and market decline may also require an interim impairment assessment of the Company’s goodwill during 2020. Changes in any assumptions used may result in future goodwill impairment charges that, if incurred, could have a material adverse impact on the Company’s results of operations, total assets and total equity in the period recognized. Events and changes in circumstances arising subsequent to June 30, 2020, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost in the consolidated balance sheets, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory or other requirements are included in other long-term assets in the consolidated balance sheets and totaled $38 million and $40 million at June 30, 2020 and December 31, 2019, respectively.
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic conditions, expectations of near term economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts for expected credit losses. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $43 million and $39 million at June 30, 2020 and December 31, 2019, respectively.
Reserve for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. Collateral held by the Company is classified within settlement assets and the obligation to repay the collateral is classified within settlement obligations in the Company’s consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company experiences some level of losses due to merchant defaults. The aggregate merchant credit losses recorded by the Company was $24 million and $54 million for the three and six months ended June 30, 2020, respectively, and is included within cost of processing and services in the consolidated statements of income. The amount of collateral held by the Company was $767 million and $510 million at June 30, 2020 and December 31, 2019, respectively. The Company maintains reserves for merchant credit losses that are expected to exceed the amount of collateral held. The reserves include an estimated amount for anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company (“IBNR Reserve”), as well as an allowance on refunded amounts to cardholders that have not yet been collected from the merchants. The IBNR Reserve, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, is based primarily on the Company’s historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. The aggregate merchant credit loss reserves were $46 million and $34 million at June 30, 2020 and December 31, 2019, respectively.
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
The Company performed an annual assessment of its reporting units’ goodwill in the fourth quarter of 2019 and no impairment was identified. In connection with the Segment Realignment described above, certain of the Company’s reporting units have changed in composition in which goodwill was allocated to such reporting units using a relative fair value approach. Accordingly, the Company performed an interim goodwill impairment assessment in the first quarter of 2020 for those reporting units impacted by the Segment Realignment, and determined that its goodwill was not impaired based on an assessment of various qualitative factors as described above. There is no accumulated goodwill impairment for the Company through June 30, 2020. See Note 7 for additional information.
Other Investments
The Company maintains investments in various equity securities without a readily determinable fair value. Such investments totaled $164 million and $167 million at June 30, 2020 and December 31, 2019, respectively, and are included within other long-term assets in the Company’s consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. When such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a change in fair value are included within other income in the consolidated statements of income for the period. Adjustments made to the values recorded for these equity securities during the three and six months ended June 30, 2020 were not significant.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. The Company recognized $176 million and $64 million of interest expense and $2 million and $6 million of interest income during the three months ended June 30, 2020 and 2019, respectively. The Company recognized $365 million and $123 million of interest expense and $4 million and $8 million of interest income for the six months ended June 30, 2020 and 2019, respectively.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract within the requirements under Accounting Standards Codification (“ASC”) 350 for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Company adopted ASU 2018-15 effective January 1, 2020 using a prospective approach, and the adoption did not have a material impact on its consolidated financial statements.

In 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes, modifies, and adds certain disclosure requirements of ASC Topic 820, Fair Value Measurement. ASU 2018-13 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 with the additional disclosures required to be applied prospectively and the modified and removed disclosures required to be applied retrospectively to all periods presented. The Company adopted ASU 2018-13 effective January 1, 2020, and the adoption did not have a material impact on its disclosures.
In 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13” or “CECL”), which prescribes an impairment model for most financial instruments based on expected losses rather than incurred losses. Under this model, an estimate of expected credit losses over the contractual life of the instrument is to be recorded as of the end of a reporting period as an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial instrument. For public entities, ASU 2016-13 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. For most instruments, entities must apply the standard using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption.
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
In 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which introduces a number of amendments that are designed to simplify the application of accounting for income taxes. Such amendments include removing certain exceptions for intraperiod tax allocation, interim reporting when a year-to-date loss exceeds the anticipated loss, reflecting the effect of an enacted change in tax laws or rates in the annual effective tax rate and recognition of deferred taxes related to outside basis differences for ownership changes in investments. ASU 2019-12 also provides clarification related to when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. In addition, ASU 2019-12 provides guidance on the recognition of a franchise tax (or similar tax) that is partially based on income as an income-based tax and accounting for any incremental amount incurred as a non-income-based tax. For public entities, ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt ASU 2019-12 effective January 1, 2021 and does not expect the adoption to have a material impact on its consolidated financial statements.
In 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which removes, clarifies and adds certain disclosure requirements of ASC Topic 715, Compensation - Retirement Benefits. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. Entities must apply the disclosure updates retrospectively. The Company is currently assessing the impact that the adoption of ASU 2018-14 will have on its disclosures.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment. Additional information regarding the Company’s business segments is included in Note 22. The tables below present the

Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The Company’s disaggregation of revenue for the three and six months ended June 30, 2019 have been restated to reflect the Segment Realignment. The majority of the Company’s revenue is earned domestically, with revenue generated outside the United States comprising approximately 12% and 6% of total revenue for the three months ended June 30, 2020 and 2019, respectively, and 13% and 6% of total revenue for the six months ended June 30, 2020 and 2019, respectively.

(In millions)	Reportable Segments
Three Months Ended June 30, 2020	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,038	$349	$1,063	$13	$2,463
Hardware, print and card production	159	9	160	—	328
Professional services	8	115	58	—	181
Software maintenance	—	141	—	—	141
License and termination fees	6	52	18	—	76
Output solutions postage	—	—	—	198	198
Other	12	48	21	(3)	78
Total Revenue	$1,223	$714	$1,320	$208	$3,465

(In millions)	Reportable Segments
Three Months Ended June 30, 2019	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$342	$516	$46	$904
Hardware, print and card production	11	75	—	86
Professional services	125	26	2	153
Software maintenance	143	—	4	147
License and termination fees	60	18	—	78
Output solutions postage	—	—	67	67
Other	50	27	—	77
Total Revenue	$731	$662	$119	$1,512

(In millions)	Reportable Segments
Six Months Ended June 30, 2020	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$2,221	$700	$2,153	$38	$5,112
Hardware, print and card production	352	21	352	—	725
Professional services	11	227	115	1	354
Software maintenance	—	282	1	2	285
License and termination fees	12	98	40	—	150
Output solutions postage	—	—	—	433	433
Other	28	104	45	(2)	175
Total Revenue	$2,624	$1,432	$2,706	$472	$7,234

(In millions)	Reportable Segments
Six Months Ended June 30, 2019	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$684	$1,027	$89	$1,800
Hardware, print and card production	23	150	—	173
Professional services	238	49	4	291
Software maintenance	286	1	8	295
License and termination fees	120	31	—	151
Output solutions postage	—	—	144	144
Other	105	55	—	160
Total Revenue	$1,456	$1,313	$245	$3,014

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

(In millions)	June 30, 2020	December 31, 2019
Contract assets	$387	$382
Contract liabilities	640	647

Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $310 million of revenue during the six months ended June 30, 2020 that was included in the contract liability balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at June 30, 2020:

(In millions)
Year ending December 31,
Remainder of 2020	$980
2021	1,724
2022	1,340
2023	1,032
Thereafter	1,956

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
The assets and liabilities of First Data have been measured at estimated fair value as of the acquisition date. During the first six months of 2020, the Company identified and recorded measurement period adjustments to the preliminary purchase price allocation, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $290 million. The offsetting amounts to the change in goodwill were primarily related to customer relationship intangible assets, noncontrolling interests, property and equipment, payables and accrued expenses including legal contingency reserves, and deferred income taxes. The Company recorded a measurement period adjustment of $155 million to reduce the fair value of customer relationship intangible assets as a result of refinements to attrition rates. A measurement period adjustment of $126 million was recorded to reduce the fair value of noncontrolling interests based on changes to the fair value of the underlying customer relationship intangible assets and the incorporation of additional facts and circumstances that existed as of the acquisition date. A measurement period adjustment of $25 million was recorded to reduce the fair value of property and equipment to the estimated fair value of certain real property acquired. Measurement period adjustments were recorded to increase payables and accrued expenses by $36 million, reduce investments in unconsolidated affiliates by $23 million, and increase other long-term liabilities by $21 million. In addition, the Company recorded $178 million to increase recognized deferred tax liabilities related to measurement period adjustments. Such measurement period adjustments did not have a material impact on the consolidated statements of income. The allocation of the purchase price shown below remains preliminary and subject to further adjustment, pending additional refinement and final completion of valuations primarily related to certain legal contingency reserves and deferred tax liabilities. Adjustments to the valuation of assets acquired and liabilities assumed will result in a corresponding adjustment to goodwill. The updated preliminary allocation of purchase price recorded for First Data was as follows:

(In millions)
Assets acquired (1)
Cash and cash equivalents	$310
Trade accounts receivable	1,747
Prepaid expenses and other current assets	1,047
Settlement assets	10,398
Property and equipment	1,156
Customer relationships	13,458
Other intangible assets	2,814
Goodwill	30,797
Investments in unconsolidated affiliates	2,676
Other long-term assets	1,223
Total assets acquired	$65,626

Liabilities assumed (1)
Accounts payable and accrued expenses	$1,612
Short-term and current maturities of long-term debt (2)	243
Contract liabilities	71
Settlement obligations	10,398
Deferred income taxes	3,690
Long-term contract liabilities	16
Long-term debt and other long-term liabilities (3)	1,261
Total liabilities assumed	$17,291

Net assets acquired	$48,335
Redeemable noncontrolling interests	252
Noncontrolling interests	1,608
Total purchase price	$46,475

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

The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities.
The amounts allocated to intangible assets as of June 30, 2020 are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$13,458	15 years
Acquired software and technology	2,324	7 years
Trade names	490	9 years
Total	$16,272	14 years

The Company incurred transaction expenses of approximately $43 million and $125 million for the three and six months ended June 30, 2019, respectively. Approximately $6 million and $29 million of these expenses were included in selling, general and administrative expenses and $37 million and $96 million in debt financing activities within the Company’s consolidated statements of income for the three and six months ended June 30, 2019, respectively.
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and six months ended June 30, 2019 as if the acquisition of First Data had occurred on January 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of First Data been completed on January 1, 2019. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of First Data.

(In millions, except for per share data)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenue	$3,988	$7,796
Net income	303	285
Net income attributable to Fiserv, Inc.	275	233
Net income per share attributable to Fiserv, Inc.:
Basic	$0.41	$0.34
Diluted	$0.40	$0.34

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

•
an increase in the three and six months ended June 30, 2019 for one-time costs directly attributable to the acquisition, including an adjustment to recognize a loss in connection with the extinguishment of First Data debt;

•	a reduction in operating revenues due to the elimination of deferred revenues assigned no value at the acquisition date;

•	an adjustment to stock compensation expense to reflect the cost of the replacement awards as if they had been issued on January 1, 2019; and

•	the related income tax effects of the adjustments noted above.
Other Acquisitions
On March 2, 2020, the Company acquired MerchantPro Express LLC (“MerchantPro”), an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands the Company’s merchant services business. On March 18, 2020, the Company acquired Bypass Mobile, LLC (“Bypass”), an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances the Company’s omni-commerce capabilities, enabling enterprise businesses to deliver a seamless customer experience that spans physical and digital channels. On May 11, 2020, the Company acquired Inlet, LLC (“Inlet”), a provider of secure digital delivery solutions for enterprise and middle-market billers’ invoices and statements. Inlet is included within the Payments segment and further enhances the Company’s digital bill payment strategy.
The Company acquired these businesses for an aggregate purchase price of $161 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $42 million (see Note 8). At June 30, 2020, the preliminary purchase price allocations for these acquisitions primarily resulted in software and customer intangible assets totaling approximately $41 million and goodwill of approximately $119 million. The purchase price allocations for these acquisitions are based on preliminary valuations and are subject to final adjustment. The goodwill recognized from these transactions is primarily attributed to synergies and the anticipated value created by selling the Company’s products and services to the acquired businesses’ existing client base. Approximately $72 million of the goodwill is expected to be deductible for tax purposes.
The results of operations for these acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
Dispositions
On February 18, 2020, the Company completed the sale of a 60% controlling interest of its Investment Services business, which is reported within Corporate and Other following the Segment Realignment. The Company received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with the related tax expense of $112 million recorded through the income tax provision, in the consolidated statements of income. The pre-tax gain was subject to working capital adjustments and included $176 million related to the remeasurement of the Company’s 40% retained interest based upon the enterprise value of the business. The Company’s remaining 40% ownership interest of the Investment Services business is accounted for as an equity method investment, with the Company’s share of net loss reported as loss from investments in unconsolidated affiliates and the related tax benefit reported within the income tax provision in the consolidated statements of income. The Company’s investment in the Investment Services business was $178 million at June 30, 2020 and is reported within other long-term assets in the consolidated balance sheet. The revenues, expenses and cash flows of the Investment Services business after the sale transaction are not included in the Company’s consolidated financial statements. In conjunction with the sale transaction, the Company also entered into transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to the Investment Services business (see Note 21).
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

The principal components of the Company’s settlement assets and obligations were as follows:

(In millions)	June 30, 2020	December 31, 2019
Settlement assets
Cash and cash equivalents	$2,759	$1,656
Receivables	10,228	10,212
Total settlement assets	$12,987	$11,868
Settlement obligations
Payment instruments outstanding	$423	$345
Card settlements due to merchants	12,564	11,523
Total settlement obligations	$12,987	$11,868

The changes in settlement assets and obligations are presented on a net basis within operating activities in the consolidated statements of cash flows. However, because the changes in the settlement assets balance exactly offset changes in settlement obligations, the activity nets to zero.
6. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2020
Customer relationships	$15,821	$2,924	$12,897
Acquired software and technology	2,543	723	1,820
Trade names	616	138	478
Capitalized software development costs	1,104	363	741
Purchased software	917	217	700
Total	$21,001	$4,365	$16,636

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2019
Customer relationships	$16,187	$2,145	$14,042
Acquired software and technology	2,607	639	1,968
Trade names	620	105	515
Capitalized software development costs	942	332	610
Purchased software	680	173	507
Total	$21,036	$3,394	$17,642

Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Amortization expense	$664	$96	$1,311	$191

Amortization expense during the three and six months ended June 30, 2020 includes $24 million and $34 million, respectively, of accelerated amortization associated with the termination of certain vendor contracts (see Note 16).

7. Goodwill
The changes in goodwill during the six months ended June 30, 2020 were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Total
Goodwill - December 31, 2019 (1)	$21,189	$2,104	$12,745	$36,038
Acquisitions and valuation adjustments	394	—	15	409
Foreign currency translation	(276)	(3)	(80)	(359)
Goodwill - June 30, 2020	$21,307	$2,101	$12,680	$36,088

(1)	Amounts have been restated to reflect the Segment Realignment effective in the first quarter of 2020 (see Note 22).
8. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The Company’s derivative instruments are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked-to-market each period (see Note 14). The Company’s net contingent consideration liability, primarily related to the March 2020 acquisitions of MerchantPro and Bypass (see Note 4), is estimated based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	June 30, 2020	December 31, 2019
Assets
Cash flow hedges	Prepaid expenses and other current assets	Level 2	$—	$4
Liabilities
Cash flow hedges	Accounts payable and accrued expenses	Level 2	$2	$—
Contingent consideration	Other long-term liabilities	Level 3	43	1
Contingent debt guarantee	Other long-term liabilities	Level 3	11	—

The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s term loan credit agreement, revolving credit facility borrowings and debt associated with the receivables securitization agreement approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $23.2 billion and $22.6 billion at June 30, 2020 and December 31, 2019, respectively, and the carrying value was $21.2 billion and $21.5 billion at June 30, 2020 and December 31, 2019, respectively.
The Company maintains an ownership interest in defi SOLUTIONS Group, LLC and Sagent M&C, LLC, respectively, which were subsidiaries of the Company that owned its Lending Solutions business (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities for an aggregate amount of $395 million in senior unsecured debt and variable-rate revolving credit facilities for an aggregate amount of $45 million with a syndicate of banks, which mature in March 2023. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. Outstanding borrowings on the revolving credit facilities at June 30, 2020 were $25 million. The Company maintains a liability for its non-contingent obligations to perform over the term of the guarantees, which is reported primarily within other long-term liabilities in the consolidated balance sheets. The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $22 million and $26 million approximates the fair value at June 30, 2020 and December 31, 2019, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term. In addition, the Company has recorded, in conjunction with the adoption of CECL, a contingent liability ($11 million at June 30, 2020, as reported within other long-term liabilities in the consolidated balance sheet), representing the current expected credit losses to which the Company is exposed (Level 3 of the fair value hierarchy). This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $4 million and $2 million during the three months ended June 30, 2020 and 2019, respectively, and recognized $6 million and $3 million during the six months ended June 30, 2020 and 2019, respectively, within other income in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures. The Company has not made any payments under the guarantees, nor has it been called upon to do so.
In addition, certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, operating lease assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the three and six months ended June 30, 2020 is included in Note 16 to the consolidated financial statements.
9. Leases
Company as Lessee
The Company primarily leases office space, land, data centers and equipment from third parties. The Company’s leases have remaining lease terms ranging from one to 18 years.
Components of Lease Cost

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating lease cost (1)	$61	$38	$123	$77
Finance lease cost (2)
Amortization of right-of-use assets	30	1	89	2
Interest on lease liabilities	6	—	9	—
Total lease cost	$97	$39	$221	$79

(1)
Operating lease expense is included within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the right-of-use (“ROU”) asset, in the consolidated statements of income. Operating lease cost includes approximately $8 million and $15 million of variable lease costs for the three months ended June 30, 2020 and 2019, respectively, and $19 million and $28 million for the six months ended June 30, 2020 and 2019, respectively.

(2)
Finance lease expense is recorded as depreciation and amortization expense within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, and interest expense, net in the consolidated statements of income. Finance lease expense during the three and six months ended June 30, 2020 includes $7 million and $45 million, respectively, of accelerated amortization associated with the termination of certain vendor contracts (see Note 16).

Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78	$53
Operating cash flows from finance leases	9	—
Financing cash flows from finance leases	105	11

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$56
Finance leases	315	15

Company as Lessor
The Company owns certain POS terminal equipment which it leases to merchants. The terms of the leases typically range from two to five years.
Components of Lease Income

(In millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Sales-type leases:
Selling profit (1)	$12	$26
Interest income (1)	18	37
Operating lease income (2)	24	48

(1)
Selling profit includes $24 million and $52 million recorded within product revenue with a corresponding charge of $12 million and $26 million recorded in cost of product in the consolidated statements of income for the three and six months ended June 30, 2020, respectively. Interest income is included within product revenue in the consolidated statements of income.

(2)
Operating lease income includes a nominal amount of variable lease income and is included within product revenue in the consolidated statements of income for the three and six months ended June 30, 2020.

Lease Payment Receivables Portfolio
The Company accounts for lease payment receivables in connection with POS terminal equipment as a single portfolio. The Company recognizes an allowance for expected credit losses on lease payment receivables at the commencement date of the lease by considering the vintage, geography and internal credit risk ratings of such lease. The internal credit risk ratings are established based on lessee specific risk factors, such as FICO score, number of years the lessee has been in business and the nature of the lessee’s industry, which are considered indicators of the likelihood a lessee may default in the future. The established reserve for estimated credit losses on lease payment receivables upon adoption of ASU 2016-13 on January 1, 2020 was $56 million. Such reserve for estimated credit losses at June 30, 2020 was $60 million.
The Company determines delinquency status on lease payment receivables based on the number of calendar days past due. The Company considers lease payments that are 90 days or less past due as performing. Lease payments that are greater than 90 days past due are placed on non-accrual status in which interest income is no longer recognized. Lease payment receivables are fully written off in the period they become delinquent greater than 180 days past due. The amortized cost balance of net investment leases at June 30, 2020 was $240 million. Lease payment receivables that were determined to be on non-accrual status were nominal at each of June 30, 2020 and December 31, 2019.
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2020	December 31, 2019
Trade accounts payable	$400	$392
Client deposits	676	650
Accrued compensation and benefits	296	378
Accrued taxes	89	137
Accrued interest	246	224
Other accrued expenses	1,226	1,299
Total	$2,933	$3,080

11. Debt
The Company’s debt consisted of the following:

(In millions)	June 30, 2020	December 31, 2019
Short-term and current maturities of long-term debt:
Lines of credit	$149	$150
Finance lease and other financing obligations	210	137
Total short-term and current maturities of long-term debt	$359	$287

Long-term debt:
2.7% senior notes due 2020	$—	$850
4.75% senior notes due 2021	400	400
3.5% senior notes due 2022	700	700
3.8% senior notes due 2023	1,000	1,000
0.375% senior notes due 2023	561	559
2.75% senior notes due 2024	2,000	2,000
3.85% senior notes due 2025	900	900
2.25% senior notes due 2025	648	687
3.2% senior notes due 2026	2,000	2,000
1.125% senior notes due 2027	561	559
2.25% senior notes due 2027	1,000	—
4.2% senior notes due 2028	1,000	1,000
3.5% senior notes due 2029	3,000	3,000
1.625% senior notes due 2030	561	559
2.65% senior notes due 2030	1,000	—
3.0% senior notes due 2031	648	687
4.4% senior notes due 2049	2,000	2,000
Receivable securitized loan	500	500
Term loan facility	1,750	3,950
Unamortized discount and deferred financing costs	(166)	(160)
Revolving credit facility	960	174
Finance lease and other financing obligations	492	247
Total long-term debt	$21,515	$21,612

The Company was in compliance with all financial debt covenants during the first six months of 2020. Annual maturities of the Company’s total debt were as follows at June 30, 2020:

(In millions)
Year ending December 31,
Remainder of 2020	$285
2021	173
2022	1,351
2023	3,053
2024	3,846
Thereafter	13,332
Total principal payments	22,040
Unamortized discount and deferred financing costs	(166)
Total debt	$21,874

On May 13, 2020, the Company completed an offering of $2.0 billion of senior notes comprised of $1.0 billion aggregate principal amount of 2.25% senior notes due in June 2027 and $1.0 billion aggregate principal amount of 2.65% senior notes due in June 2030. The senior notes pay interest semi-annually on June 1 and December 1, commencing on December 1, 2020.

The indentures governing the senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem the senior notes, in whole or from time to time in part, at any time prior to the applicable maturity date. The Company used the net proceeds from the offerings described above to repay the outstanding principal balance of $850 million under its 2.7% senior notes due in June 2020 and outstanding borrowings under its amended and restated revolving credit facility totaling $1.1 billion.
The Company maintains an amended and restated revolving credit facility, which matures in September 2023, with aggregate commitments available for $3.5 billion of total capacity. At June 30, 2020, the 4.75% senior notes due in June 2021 were classified in the consolidated balance sheet as long-term and within the debt maturity schedule above as maturing in September 2023, the date that the Company’s revolving credit facility expires, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.
12. Redeemable Noncontrolling Interests
The Company maintains two redeemable noncontrolling interests which are presented outside of equity and carried at their estimated redemption values. Each minority partner owns 1% of the equity in the joint venture; in addition, each minority partner is entitled to a contractually determined share of the entity’s income. The agreements contain redemption features whereby interests held by the minority partner are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within the Company’s control. The minority interests have a total estimated redemption value of $258 million, which may be terminated by either party for convenience any time after September 1, 2021 and December 31, 2024, respectively. In the event of termination for cause, as a result of a change in control, or for convenience after the predetermined date, the Company may be required to purchase the minority partner membership interests at a price equal to the fair market value of the minority interest.
The following table presents a summary of the redeemable noncontrolling interests activity during the six months ended June 30, 2020:

(In millions)
Balance at December 31, 2019	$262
Distributions paid to redeemable noncontrolling interests	(22)
Share of income	18
Balance at June 30, 2020	$258

13. Equity
The following tables provide changes in equity during the three and six months ended June 30, 2020 and 2019.

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended June 30, 2020	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at March 31, 2020	791	117	$8	$23,693	$(811)	$12,875	$(3,922)	$1,444	$33,287
Net income (loss) (1)						2		(2)	—
Measurement period adjustments related to First Data acquisition (see Note 4)								(4)	(4)
Distributions paid to noncontrolling interests (2)								(16)	(16)
Other comprehensive income					167			23	190
Share-based compensation				94					94
Shares issued under stock plans		(1)		(16)			43		27
Purchases of treasury stock		6					(550)		(550)
Balance at June 30, 2020	791	122	$8	$23,771	$(644)	$12,877	$(4,429)	$1,445	$33,028

(1)
The total net income presented in equity for the three months ended June 30, 2020 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $9 million not included in equity.

(2)	The total distributions presented in equity for the three months ended June 30, 2020 excludes $10 million in distributions paid to redeemable noncontrolling interests not included in equity.

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended June 30, 2019	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at March 31, 2019	791	399	$8	$1,034	$(85)	$11,860	$(10,423)	$2,394
Net income						223		223
Other comprehensive loss					(108)			(108)
Share-based compensation				15				15
Shares issued under stock plans		—		7			15	22
Purchases of treasury stock		—					—	—
Balance at June 30, 2019	791	399	$8	$1,056	$(193)	$12,083	$(10,408)	$2,546

	Fiserv, Inc. Shareholders’ Equity

Six Months Ended June 30, 2020	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	791	112	$8	$23,741	$(180)	$12,528	$(3,118)	$1,616	$34,595
Net income (loss) (1)						394		(26)	368
Measurement period adjustments related to First Data acquisition (see Note 4)								(126)	(126)
Distributions paid to noncontrolling interests (2)								(30)	(30)
Other comprehensive (loss) income					(464)			11	(453)
Share-based compensation				202					202
Shares issued under stock plans		(4)		(172)			124		(48)
Purchases of treasury stock		14					(1,435)		(1,435)
Cumulative-effect adjustment of ASU 2016-13 adoption						(45)			(45)
Balance at June 30, 2020	791	122	$8	$23,771	$(644)	$12,877	$(4,429)	$1,445	$33,028

(1)
The total net income presented in equity for the six months ended June 30, 2020 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $18 million not included in equity.

(2)	The total distributions presented in equity for the six months ended June 30, 2020 excludes $22 million in distributions paid to redeemable noncontrolling interests not included in equity.

	Fiserv, Inc. Shareholders’ Equity
Six Months Ended June 30, 2019	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity

Balance at December 31, 2018	791	399	$8	$1,057	$(67)	$11,635	$(10,340)	$2,293
Net income						448		448
Other comprehensive loss					(126)			(126)
Share-based compensation				34				34
Shares issued under stock plans		(2)		(35)			52	17
Purchases of treasury stock		2					(120)	(120)
Balance at June 30, 2019	791	399	$8	$1,056	$(193)	$12,083	$(10,408)	$2,546

14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Three Months Ended June 30, 2020
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at March 31, 2020	$(146)	$(659)	$(6)	$(811)
Other comprehensive income before reclassifications	3	159	—	162
Amounts reclassified from accumulated other comprehensive income	5	—	—	5
Net current-period other comprehensive income	8	159	—	167
Balance at June 30, 2020	$(138)	$(500)	$(6)	$(644)

	Three Months Ended June 30, 2019
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at March 31, 2019	$(38)	$(45)	$(2)	$(85)
Other comprehensive loss before reclassifications	(107)	(2)	—	(109)
Amounts reclassified from accumulated other comprehensive loss	1	—	—	1
Net current-period other comprehensive loss	(106)	(2)	—	(108)
Balance at June 30, 2019	$(144)	$(47)	$(2)	$(193)

	Six Months Ended June 30, 2020
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2019	$(141)	$(33)	$(6)	$(180)
Other comprehensive loss before reclassifications	(5)	(467)	—	(472)
Amounts reclassified from accumulated other comprehensive loss	8	—	—	8
Net current-period other comprehensive (loss) income	3	(467)	—	(464)
Balance at June 30, 2020	$(138)	$(500)	$(6)	$(644)

	Six Months Ended June 30, 2019
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2018	$(16)	$(49)	$(2)	$(67)
Other comprehensive (loss) income before reclassifications	(130)	2	—	(128)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive (loss) income	(128)	2	—	(126)
Balance at June 30, 2019	$(144)	$(47)	$(2)	$(193)

The Company has entered into forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. At June 30, 2020, the notional amount of these derivatives was $256 million and the fair value totaling $2 million is reported within accounts payable and accrued expenses in the Company’s consolidated balance sheet. At December 31, 2019, the notional amount of these derivatives was $178 million and the fair value totaling $4 million is reported within prepaid expenses and other current assets in the Company’s consolidated balance sheet. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2020, the Company estimates that it will recognize losses of approximately $2 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
In March 2019, the Company entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, in the aggregate notional amount of $5 billion to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the refinancing of certain indebtedness of First Data and its subsidiaries. In June 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a payment, included in cash flows from operating activities, of $183 million recorded in accumulated other comprehensive loss, net of income taxes, that will be amortized to earnings over the terms of the originally forecasted interest payments. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2020, the Company estimates that it will recognize approximately $21 million in interest expense, net during the next twelve months related to settled interest rate hedge contracts.
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses its foreign currency-denominated debt as an economic hedge of its net investments in such foreign currency-denominated subsidiaries. In conjunction with the acquisition of First Data, the Company designated its Euro- and British Pound-denominated senior notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive (loss) income in the consolidated statements of comprehensive (loss) income and will remain in accumulated other comprehensive loss in the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries. The Company recorded a foreign currency translation gain (loss), net of tax, of $(1) million and $54 million in other comprehensive (loss) income during the three and six months ended June 30, 2020, respectively, from the Euro- and British Pound-denominated senior notes.
15. Share-Based Compensation
The Company recognized $94 million and $15 million of share-based compensation expense during the three months ended June 30, 2020 and 2019, respectively, and $202 million and $34 million of share-based compensation expense during the six months ended June 30, 2020 and 2019, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. At June 30, 2020, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and awards and performance share units and awards, net of estimated forfeitures, of $426 million is expected to be recognized over a weighted-average period of 2.0 years. During the six months ended June 30, 2020 and 2019, stock options to purchase 1.8 million and 1.7 million shares, respectively, were exercised.

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2019	15,989	$42.83
Granted	1,503	112.87
Forfeited	(103)	87.97
Exercised	(1,836)	33.39
Stock options outstanding - June 30, 2020	15,553	$50.42	5.07	$757
Stock options exercisable - June 30, 2020	12,771	$40.69	4.24	$727

A summary of restricted stock unit and performance share unit activity is as follows:

	Restricted Stock Units		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units - December 31, 2019	6,869	$93.80	2,328	$94.61
Granted	1,298	112.02	—	—
Forfeited	(151)	89.30	(27)	90.32
Vested	(2,707)	95.16	(175)	75.92
Units - June 30, 2020	5,309	$97.64	2,126	$96.21

A summary of restricted stock award activity is as follows:

	Restricted Stock Awards
	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Awards - December 31, 2019	48	$102.30
Granted	—	—
Forfeited	—	—
Vested	—	—
Awards - June 30, 2020	48	$102.30

16. Restructuring and Other Charges
In connection with the acquisition of First Data, the Company continues to implement certain integration plans focused on reducing the Company’s overall cost structure, including reducing vendor spend and eliminating duplicate costs. The Company recorded restructuring charges related to certain of these integration activities of $92 million and $140 million, primarily reported in cost of processing and services and selling, general and administrative expenses within the consolidated statements of income, based upon committed actions during the three and six months ended June 30, 2020, respectively. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in connection with these activities but is unable to estimate those amounts at this time as such plans are not yet finalized.
Employee Termination Costs
The Company recorded $37 million and $77 million of employee termination costs related to severance and other separation costs for terminated employees in connection with the acquisition of First Data during the three and six months ended June 30, 2020, respectively. The following table summarizes the changes in the reserve related to the Company’s employee severance and other separation costs:

(In millions)	Six Months Ended June 30, 2020
Balance at December 31, 2019	$14
Severance and other separation costs	77
Cash payments	(62)
Balance at June 30, 2020	$29

The employee severance and other separation costs accrual balance of $29 million at June 30, 2020 is expected to be paid within the next twelve months. In addition, the Company recorded share-based compensation costs of $15 million and $23 million during the three and six months ended June 30, 2020, respectively, related to the accelerated vesting of equity awards for terminated employees. The Company expects to incur additional employee termination costs as a result of finalizing and executing further integration activities in 2020.
Facility Exit Costs
The Company has identified certain leased facilities that have been or will be exited in the future as part of the Company’s efforts to reduce facility costs. During the second quarter of 2020, the Company permanently vacated certain of these leased facilities in advance of the non-cancellable lease terms. In conjunction with the exit of these leased facilities, the Company assessed the respective operating lease ROU assets for impairment by comparing the carrying values of the ROU assets to the discounted cash flows from estimated sublease payments (Level 3 of the fair value hierarchy). In addition, the Company assessed certain property and equipment associated with the leased facilities for impairment. As a result, the Company recorded a $40 million non-cash impairment charge, reported in selling, general and administrative expense within the consolidated statements of income during both the three and six months ended June 30, 2020, associated with the early exit of these leased facilities. The Company anticipates exiting additional facilities as integration plans are developed and further executed in 2020.
Other Costs
During the first quarter of 2020, in connection with initiatives to reduce the Company’s overall cost structure following the acquisition of First Data, the Company terminated certain of its existing lease agreements to upgrade and consolidate its computing infrastructure. The Company upgraded or replaced certain leased hardware under separate, new lease agreements, resulting in the early termination and disposal of existing hardware under the current lease agreements. As such, the Company has adjusted the amortization period for these existing lease agreements to coincide with the modified remaining term. Finance lease expense during the three and six months ended June 30, 2020 includes $7 million and $45 million, respectively, of accelerated amortization associated with the termination of these vendor contracts. In addition, the Company executed similar terminations to certain of its existing software financing agreements. Amortization expense during the three and six months ended June 30, 2020 includes $24 million and $34 million, respectively, of accelerated amortization associated with the termination of these vendor contracts.
17. Income Taxes
The Company’s income tax (provision) benefit and effective income tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Income tax (provision) benefit	$27	$(60)	$(52)	$(91)
Effective income tax rate	337.5%	20.6%	11.5%	16.6%

The income tax (provision) benefit as a percentage of income (loss) before income taxes and loss from investments in unconsolidated affiliates was 337.5% and 20.6% for the three months ended June 30, 2020 and 2019, respectively, and was 11.5% and 16.6% for the six months ended June 30, 2020 and 2019, respectively. The income tax benefit of $27 million on an $8 million loss before income taxes and loss from investments in unconsolidated affiliates for the three months ended June 30, 2020 includes equity compensation related tax benefits, changes in uncertain tax positions and other discrete tax items.
The effective income tax rate for the six months ended June 30, 2020 reflects the impact of equity compensation related tax benefits on a lower level of pre-tax income and changes in uncertain tax positions, partially offset by $112 million of income tax expense associated with the $428 million gain on the sale of a 60% interest of the Company’s Investment Services business (see Note 4). The effective income tax rate in the six months ended June 30, 2019 included discrete tax benefits due to a loss from subsidiary restructuring.

The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $187 million at June 30, 2020. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $25 million over the next twelve months as a result of possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statutes of limitations in various state and foreign jurisdictions.
As of June 30, 2020, the Company’s U.S. federal income tax returns for 2016 through 2019, and tax returns in certain states and foreign jurisdictions for 2005 through 2019, remain subject to examination by taxing authorities. In connection with the acquisition of First Data, the Company is subject to income tax examination from 2008 forward in relation to First Data’s U.S. federal income tax return. State and local examinations are substantially complete through 2010 in relation to First Data’s state and local tax filings. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2006 forward, none of which are considered significant jurisdictions.
In July 2020, the U.S. Department of Treasury released certain proposed and final regulations which were originally enacted under the 2017 Tax Act. The Company is currently evaluating these regulations however does not expect them to have a material impact on its consolidated financial statements.
18. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	670.0	392.5	674.1	392.1
Common stock equivalents	10.8	7.1	11.9	7.3
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	680.8	399.6	686.0	399.4

For the three months ended June 30, 2020 and 2019, stock options for 3.1 million and 1.2 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the six months ended June 30, 2020 and 2019, stock options for 1.8 million and 1.0 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
19. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Six Months Ended June 30,
(In millions)	2020	2019
Interest paid	$320	$111
Income taxes paid	72	80
Financed software arrangements	97	—

20. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In addition, the Company assumed certain legal proceedings in connection with the acquisition of First Data (see Note 4) primarily associated with its merchant business including claims related to alleged processing errors and a tax matter. In the second quarter of 2020, the Company resolved a matter with the Federal Trade Commission related to a U.S.-based wholesale independent sales organization resulting in a payment of $40 million, for which the Company previously had accrued. The Company maintained reserves of $30 million and $43 million at June 30, 2020 and December 31, 2019, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant business as described above. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is approximately $0 million to $60 million. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.

Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.2 billion and $2.0 billion at June 30, 2020 and December 31, 2019, respectively.
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
21. Related Party Transactions
Merchant Alliances
The Company maintains various ownership interests in merchant alliances and strategic investments in companies in related markets. At June 30, 2020, the Company had 16 affiliates, the most significant of which are related to the Company’s merchant bank alliance affiliates. A merchant alliance, as it pertains to investments accounted for under the equity method, is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the bank. A merchant alliance acquires credit and debit card transactions from merchants.
A significant portion of the Company’s business is conducted through merchant alliances between the Company and financial institutions. To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence but not control in an alliance, the Company uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method. Such fees totaled $41 million and $87 million for the three and six months ended June 30, 2020, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company had $37 million and $35 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively.
In 2019, the Company and Bank of America announced the anticipated dissolution of the Banc of America Merchant Services joint venture (“BAMS”), which subsequently dissolved effective July 1, 2020. As of June 30, 2020, the Company owned 51% of BAMS and BAMS’ financial results were consolidated into the Company’s financial statements. Upon dissolution, the joint venture transferred a proportionate share of value, including the client contracts, to each party via an agreed upon contractual separation. The Company received a 51% share of the joint venture’s value and Bank of America received a 49% share of the value. The transfer of value to Bank of America will be accounted for as a distribution of nonmonetary assets at fair value and is not expected to result in the recognition of a material gain or loss. In addition, the Company will continue providing merchant processing and related services to former BAMS clients allocated to Bank of America, at BAMS pricing, through June 2023. The Company will provide processing and other support services to new Bank of America merchant clients pursuant to a five-year agreement which, after June 2023, will also apply to the former BAMS clients allocated to Bank of America.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to the Lending Joint Ventures and Investment Services business (see Note 4). Amounts transacted through these agreements totaled $16 million and $9 million during the three months ended June 30, 2020 and 2019, respectively, and $27 million and $18 million for the six months ended June 30, 2020 and 2019, respectively, and were primarily recognized as processing and services revenue in the Company’s consolidated statements of income.

22. Business Segment Information
Following the Segment Realignment (see Note 1), the Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment.
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
Operating results for each segment are presented below and include the results of First Data from July 29, 2019, the date of acquisition. Segment results for the three and six months ended June 30, 2019 have been restated to reflect the Segment Realignment.

(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended June 30, 2020
Processing and services revenue	$1,049	$675	$1,153	$13	$2,890
Product revenue	174	39	167	195	575
Total revenue	$1,223	$714	$1,320	$208	$3,465
Operating income (loss)	$245	$252	$548	$(880)	$165
Three Months Ended June 30, 2019
Processing and services revenue	$—	$690	$586	$52	$1,328
Product revenue	—	41	76	67	184
Total revenue	$—	$731	$662	$119	$1,512
Operating income (loss)	$—	$221	$288	$(125)	$384
Six Months Ended June 30, 2020
Processing and services revenue	$2,239	$1,348	$2,337	$41	$5,965
Product revenue	385	84	369	431	1,269
Total revenue	$2,624	$1,432	$2,706	$472	$7,234
Operating income (loss)	$562	$456	$1,113	$(1,337)	$794
Six Months Ended June 30, 2019
Processing and services revenue	$—	$1,362	$1,158	$101	$2,621
Product revenue	—	94	155	144	393
Total revenue	$—	$1,456	$1,313	$245	$3,014
Operating income (loss)	$—	$424	$562	$(229)	$757

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following, many of which are, and will be, amplified by the COVID-19 pandemic: the duration and intensity of the COVID-19 pandemic; governmental and private sector responses to the COVID-19 pandemic and the impact of such responses on us; the impact of the COVID-19 pandemic on our employees, clients, vendors, operations and sales; the possibility that we may be unable to achieve expected synergies and operating efficiencies from the acquisition of First Data Corporation (“First Data”) within the expected time frames or at all or to successfully integrate the operations of First Data into our operations; such integration may be more difficult, time-consuming or costly than expected; profitability following the transaction may be lower than expected, including due to unexpected costs, charges or expenses resulting from the transaction; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; unforeseen risks relating to our liabilities or those of First Data may exist; our ability to meet expectations regarding the accounting and tax treatments of the transaction; our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the successful management of our merchant alliance program which involves several alliances not under our sole control; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; the failure of our vendors and merchants to satisfy their obligations; the successful management of credit and fraud risks in our business and merchant alliances; changes in local, regional, national and international economic or political conditions and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; and other factors identified in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019, and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

•
Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2020 to the comparable periods in 2019.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at June 30, 2020.
Overview
Company Background
We are a leading global provider of payments and financial services technology solutions. We provide account processing and digital banking solutions, card issuer processing and network services, payments, e-commerce, merchant acquiring and processing, and the Clover® cloud-based point-of-sale solution. We serve clients around the globe, including banks, credit unions, other financial institutions and merchants.
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
On July 29, 2019, we acquired First Data, a global leader in commerce-enabling technology and solutions for merchants, financial institutions and card issuers. Effective in the first quarter of 2020, we realigned our reportable segments to correspond with changes to our operating model to reflect our new management structure and organizational responsibilities (“Segment Realignment”) following the acquisition of First Data. Our new reportable segments are: Merchant Acceptance (“Acceptance”), Financial Technology (“Fintech”) and Payments and Network (“Payments”).
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
On March 2, 2020, we acquired MerchantPro Express LLC (“MerchantPro”), an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands our merchant services business. On March 18, 2020, we acquired Bypass Mobile, LLC (“Bypass”), an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances our omni-commerce capabilities, enabling enterprise businesses to deliver a seamless customer experience that spans physical and digital channels. On May 11, 2020, we acquired Inlet, LLC (“Inlet”), a provider of secure digital delivery solutions for enterprise and middle-market billers’ invoices and statements. Inlet is included within the Payments segment and further enhances our digital bill payment strategy. We acquired these businesses for an aggregate purchase price of $161 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $42 million.
Dispositions
On February 18, 2020, we completed the sale of a 60% controlling interest of our Investment Services business, which is reported within Corporate and Other following the Segment Realignment. We received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with a related tax expense of $112 million. Following the transaction, we began accounting for our 40% retained interest of the Investment Services business as an equity method investment.
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
Recent Market Conditions
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has since continued to spread and negatively impact the economy of the United States and other countries around the world. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken actions to prevent the spread of COVID-19, such as imposing travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations. Accordingly, the COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets during 2020.
Our operating performance is subject to global economic and market conditions, as well as their impacts on levels of consumer spending. As a result of the COVID-19 pandemic and the related decline in global economic activity, we experienced a significant decrease in payments volume and transactions during the last two weeks of March and throughout the second quarter that negatively impacted our merchant acquiring and payment-related businesses, which earn transaction-based fees, as well as modest declines in other businesses. Merchant acquiring and payment volumes began to recover in May 2020 and continued to improve throughout June and July 2020 as economic activity renewed. While such recent business trends demonstrated positive momentum, the uncertainty caused by the ongoing COVID-19 pandemic creates an economic environment where our future financial results remain difficult to anticipate.

In response to the COVID-19 pandemic, we have taken several actions since the onset of the pandemic to protect the health, safety and well-being of our employees while maintaining business continuity. These actions include, among others, requiring a majority of our employees to work remotely, limiting or suspending non-essential travel, suspending all non-essential visitors to our facilities, disinfecting facilities and workspaces extensively and frequently, providing personal protective equipment to associates and requiring employees who must be present at our facilities to adhere to a variety of safety protocols. In addition, we have expanded paid time-off for employees impacted by COVID-19, provided supplemental pay for certain employees involved in critical infrastructure who could not work remotely, and expanded our Fiserv Cares program to benefit employees in need around the world. We expect to continue such safety measures for the foreseeable future and may take further actions, or adapt these existing policies, as government authorities may require or recommend or as we may determine to be in the best interest of our employees, clients and vendors.
We have also taken several actions to manage discretionary costs including, among others, limiting third-party spending and the temporary suspension of certain employee-related benefits, including company matching contributions to the Fiserv 401(k) Savings Plan as well as the discount on shares purchased under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan. In addition, we are reassessing and deferring certain capital expenditures that were originally planned for 2020. We will continue to monitor and assess developments related to COVID-19 and implement appropriate actions to minimize the risk to our operations of any material adverse developments. Ultimately, the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the COVID-19 pandemic; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our employees, clients, vendors, operations and sales, all of which are uncertain and cannot be predicted.
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

	Three Months Ended June 30,
	2020	2019	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2020	2019	$	%
Revenue:
Processing and services	$2,890	$1,328	83.4%	87.8%	$1,562	118%
Product	575	184	16.6%	12.2%	391	213%
Total revenue	3,465	1,512	100.0%	100.0%	1,953	129%
Expenses:
Cost of processing and services	1,466	617	50.7%	46.5%	849	138%
Cost of product	454	168	79.0%	91.3%	286	170%
Sub-total	1,920	785	55.4%	51.9%	1,135	145%
Selling, general and administrative	1,377	343	39.7%	22.7%	1,034	301%
Loss on sale of business	3	—	0.1%	—%	3	n/m
Total expenses	3,300	1,128	95.2%	74.6%	2,172	193%
Operating income	165	384	4.7%	25.4%	(219)	(57)%
Interest expense, net	(174)	(58)	(5.0)%	(3.8)%	(116)	(200)%
Debt financing activities	—	(37)	—%	(2.4)%	37	n/m
Other income	1	2	—%	0.1%	(1)	n/m
(Loss) income before income taxes and loss from investments in unconsolidated affiliates	(8)	291	(0.2)%	19.2%	(299)	(103)%
Income tax (provision) benefit	27	(60)	0.8%	(4.0)%	87	145%
Loss from investments in unconsolidated affiliates	(10)	(8)	(0.3)%	(0.5)%	(2)	n/m
Net income	9	223	0.3%	14.7%	(214)	(96)%
Net income attributable to noncontrolling interests	7	—	0.2%	—	7	n/m
Net income attributable to Fiserv, Inc.	$2	$223	0.1%	14.7%	$(221)	(99)%

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Six Months Ended June 30,
	2020	2019	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2020	2019	$	%
Revenue:
Processing and services	$5,965	$2,621	82.5%	87.0%	$3,344	128%
Product	1,269	393	17.5%	13.0%	876	223%
Total revenue	7,234	3,014	100.0%	100.0%	4,220	140%
Expenses:
Cost of processing and services	3,101	1,241	52.0%	47.3%	1,860	150%
Cost of product	986	342	77.7%	87.0%	644	188%
Sub-total	4,087	1,583	56.5%	52.5%	2,504	158%
Selling, general and administrative	2,781	684	38.4%	22.7%	2,097	307%
Gain on sale of businesses	(428)	(10)	(5.9)%	(0.3)%	418	n/m
Total expenses	6,440	2,257	89.0%	74.9%	4,183	185%
Operating income	794	757	11.0%	25.1%	37	5%
Interest expense, net	(361)	(115)	(5.0)%	(3.8)%	(246)	(214)%
Debt financing activities	—	(96)	—%	(3.2)%	96	100%
Other income	21	3	0.3%	0.1%	18	n/m
Income before income taxes and loss from investments in unconsolidated affiliates	454	549	6.3%	18.2%	(95)	(17)%
Income tax provision	(52)	(91)	(0.7)%	(3.0)%	39	43%
Loss from investments in unconsolidated affiliates	(16)	(10)	(0.2)%	(0.3)%	(6)	60%
Net income	386	448	5.3%	14.9%	(62)	(14)%
Net loss attributable to noncontrolling interests	(8)	—	(0.1)%	—	(8)	n/m
Net income attributable to Fiserv, Inc.	$394	$448	5.4%	14.9%	$(54)	(12)%

(1)
Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Acceptance	Fintech		Payments		Corporate and Other	Total
Total revenue:
2020	$1,223	$714		$1,320		$208	$3,465
2019	—	731		662		119	1,512
Revenue growth	$1,223	$(17)		$658		$89	$1,953
Revenue growth percentage	n/m	(2)%		99%			129%
Operating income (loss):
2020	$245	$252		$548		$(880)	$165
2019	—	221		288		(125)	384
Operating income growth	$245	$31		$260		$(755)	$(219)
Operating income growth percentage	n/m	14%		90%			(57)%
Operating margin:
2020	20.0%	35.4%		41.5%			4.7%
2019	—%	30.2%		43.4%			25.4%
Operating margin growth (1)	n/m	520	bps	(190)	bps		(2,070)	bps

	Six Months Ended June 30,
(In millions)	Acceptance	Fintech		Payments		Corporate and Other	Total
Total revenue:
2020	$2,624	$1,432		$2,706		$472	$7,234
2019	—	1,456		1,313		245	3,014
Revenue growth	$2,624	$(24)		$1,393		$227	$4,220
Revenue growth percentage	n/m	(2)%		106%			140%
Operating income (loss):
2020	$562	$456		$1,113		$(1,337)	$794
2019	—	424		562		(229)	757
Operating income growth	$562	$32		$551		$(1,108)	$37
Operating income growth percentage	n/m	8%		98%			5%
Operating margin:
2020	21.4%	31.9%		41.2%			11.0%
2019	—	29.1%		42.8%			25.1%
Operating margin growth (1)	n/m	280	bps	(160)	bps		(1,410)	bps

(1) Represents the basis point growth or decline in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $1,953 million, or 129%, in the second quarter of 2020 and increased $4,220 million, or 140%, in the first six months of 2020 compared to 2019, primarily driven by the incremental revenue from the First Data acquisition. The First Data acquisition contributed $2,021 million and $4,296 million of revenue during the second quarter and first six months of 2020, with $1,223 million and $2,624 million to the Acceptance segment, $666 million and $1,380 million to the Payments segment, and $132 million and $292 million to Corporate and Other, respectively. Conversely, dispositions reduced revenue by $54 million and $87 million in the second quarter and first six months of 2020 compared to 2019, respectively.

Revenue in our Acceptance segment of $1,223 million and $2,624 million in the second quarter and first six months of 2020, respectively, was attributable to our acquisition of First Data and is primarily comprised of merchant acquiring processing revenue. Revenue in our Acceptance segment, which earns transaction-based fees, was adversely affected in the last two weeks of March and throughout the second quarter due to the economic impact of the COVID-19 pandemic. Merchant acquiring payment volumes began to recover in May 2020 and continued to improve in June 2020 as economic activity renewed.
Revenue in our Fintech segment decreased $17 million, or 2%, in the second quarter of 2020 and decreased $24 million, or 2%, in the first six months of 2020 compared to 2019. The Fintech segment decline was attributable to a reduction in termination fee revenue as well as the disposition of our remittance solutions business in December 2019, which each reduced Fintech segment growth by 1% in both the second quarter and first six months of 2020.
Revenue in our Payments segment increased $658 million, or 99%, in the second quarter of 2020 and increased $1,393 million, or 106%, during the first six months of 2020 compared to 2019. Revenue from the First Data acquisition contributed 101% and 105% in the second quarter and first six months of 2020, respectively, to Payments segment revenue partially offset by lower transaction volumes due to the COVID-19 pandemic and related decline in global economic activity.
Revenue at Corporate and Other increased $89 million, or 75%, in the second quarter of 2020 and increased $227 million, or 93%, during the first six months of 2020 compared to 2019. Postage revenue from the First Data acquisition contributed 110% and 119% to the Corporate and Other growth in the second quarter and first six months of 2020, respectively, while the disposition of a 60% controlling interest of our Investment Services business reduced revenue by 36% and 26% in the second quarter and first six months of 2020, respectively.
Total Expenses
Total expenses increased $2,172 million, or 193%, in the second quarter of 2020 and increased $4,183 million, or 185%, in the first six months of 2020 compared to 2019. Total expenses as a percentage of total revenue increased to 95.2% in the second quarter of 2020 and increased to 89.0% in the first six months of 2020. Total expenses in 2020 include the expenses of First Data, which include acquired intangible asset amortization, resulting in the overall significant increase in expenses compared to 2019. Total expenses and total expenses as a percentage of total revenue were reduced by a $428 million gain on sale of a 60% interest of our Investment Services business in February 2020 and a $10 million gain on sale resulting from consideration received in 2019 related to the sale of a 55% interest of our Lending Solutions business.
Cost of processing and services as a percentage of processing and services revenue increased to 50.7% in the second quarter of 2020 compared to 46.5% in the second quarter of 2019 and increased to 52.0% in the first six months of 2020 compared to 47.3% in the first six months of 2019. Cost of processing and services as a percentage of processing and services revenue increased in both the second quarter and the first six months of 2020 by approximately 350 basis points from incremental First Data acquisition intangible amortization and by approximately 300 basis points from integration-related expenses associated with the First Data acquisition, including $33 million and $80 million of accelerated depreciation and amortization associated with the termination of certain vendor contracts, respectively. Partially offsetting these increases, operating leverage in our recurring revenue businesses favorably impacted cost of processing and services as a percentage of processing and services revenue in the second quarter and first six months of 2020.
Cost of product as a percentage of product revenue decreased to 79.0% in the second quarter of 2020 compared to 91.3% in the second quarter of 2019 and decreased to 77.7% in the first six months of 2020 compared to 87.0% in the first six months of 2019 due entirely to the First Data acquisition.
Selling, general and administrative expenses as a percentage of total revenue increased to 39.7% in the second quarter of 2020 compared to 22.7% in the second quarter of 2019 and increased to 38.4% in the first six months of 2020 compared to 22.7% in the first six months of 2019. Incremental acquired intangible asset amortization from the First Data acquisition increased selling, general and administrative expenses as a percentage of total revenue by approximately 1,000 basis points in both the second quarter and first six months of 2020. The remaining increase in selling, general and administrative expenses as a percentage of total revenue was due to increased costs associated with the First Data acquisition, including integration related expenses.
The gains on sale of businesses of $428 million and $10 million in the first six months of 2020 and 2019, respectively, resulted from the sale of a 60% interest of our Investment Services business in February 2020 and contingent consideration received in 2019 related to the sale of a 55% interest of our Lending Solutions business, respectively.

Operating Income and Operating Margin
Total operating income decreased $219 million, or 57%, in the second quarter of 2020 and increased $37 million, or 5%, in the first six months of 2020 compared to 2019. Total operating margin decreased to 4.7% in the second quarter of 2020 and decreased to 11.0% in the first six months of 2020 compared to 2019.
Operating income in our Acceptance segment of $245 million and $562 million, at an operating margin of 20.0% and 21.4%, in the second quarter and first six months of 2020, respectively, was attributable to our acquisition of First Data. Operating income in our Acceptance segment, which earns transaction-based fees, was adversely affected in the last two weeks of March and throughout the second quarter due to the economic impact of the COVID-19 pandemic. Merchant acquiring payment volumes and related operating income began to recover in May 2020 and continued to improve in June 2020 as economic activity renewed.
Operating income in our Fintech segment increased $31 million, or 14%, in the second quarter of 2020 and increased $32 million, or 8%, in the first six months of 2020 compared to 2019. Operating margin increased 520 basis points to 35.4% in the second quarter of 2020 and increased 280 basis points to 31.9% in the first six months of 2020 compared to 2019. The improvement in the Fintech segment operating margin was driven by expense management across the segment, including synergy savings within personnel and technology of 290 basis points and 130 basis points and additional expense reductions attributable COVID-19 of 210 basis points and 130 basis points in the second quarter and first six months of 2020, respectively. The favorable impact of the above and various other items was partially offset by 90 basis points and 70 basis points in the second quarter and first six months of 2020, respectively, from a decrease in higher-margin termination fee revenue.
Operating income in our Payments segment increased $260 million, or 90%, in the second quarter of 2020 and increased $551 million, or 98%, in the first six months of 2020 compared to 2019. Operating margin decreased 190 basis points to 41.5% in the second quarter of 2020 and decreased 160 basis points to 41.2% in the first six months of 2020 compared to 2019. The increase in operating income and decrease in operating margin was driven by the integration of First Data results into this combined operating segment in 2020.
The operating loss in Corporate and Other increased $755 million in the second quarter of 2020 and increased $1,108 million in the first six months of 2020 compared to 2019. The increase in Corporate and Other operating loss was primarily due to the acquisition of First Data, including incremental amortization of acquired intangible assets of $477 million and $957 million in the second quarter and first six months of 2020, respectively, acquisition and related integration costs of $209 million and $407 million in the second quarter of 2020, respectively, and other First Data related corporate expenses. Corporate and Other was favorably impacted by a $428 million gain on the sale of a 60% interest of our Investment Services business in the first six months of 2020.
Interest Expense, Net
Interest expense, net increased $116 million, or 200%, in the second quarter of 2020 and increased $246 million, or 214%, in the first six months of 2020 compared to 2019 primarily due to the June 2019 issuance of $9.0 billion of fixed-rate senior notes, the July 2019 issuance of €1.5 billion and £1.05 billion of fixed-rate senior notes and the term loan borrowings that were incurred for the purpose of funding the repayment of certain indebtedness of First Data and its subsidiaries on the closing date of the acquisition.
Debt Financing Activities
In connection with the definitive merger agreement entered into on January 16, 2019 to acquire First Data, we entered into a bridge facility commitment letter providing for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17.0 billion for the purpose of refinancing certain indebtedness of First Data on the closing date of the acquisition. We recorded $37 million and $96 million of expense during the second quarter and first six months of 2019, respectively, associated with such bridge term loan facility and other refinancing and related activities in connection with the acquisition of First Data.
Other Income
Other income decreased $1 million in the second quarter of 2020 and increased $18 million in the first six months of 2020 compared to 2019. Other income includes net foreign currency transaction (losses) gains of $(7) million and $11 million in the second quarter and first six months of 2020, respectively. In addition, other income includes $4 million and $2 million in the second quarter of 2020 and 2019, respectively, and $6 million and $3 million in the first six months of 2020 and 2019, respectively, related to the release of risk under our non-contingent guarantee arrangements as well as a change in the provision of estimated credit losses associated with certain indebtedness of the Lending Joint Ventures.

Income Tax (Provision) Benefit
Income tax (provision) benefit as a percentage of income (loss) before loss from investments in unconsolidated affiliates was 337.5% and 20.6% in the second quarter of 2020 and 2019, respectively, and was 11.5% and 16.6% in the first six months of 2020 and 2019, respectively. The income tax benefit of $27 million on the $8 million loss before income taxes and loss from investments in unconsolidated affiliates in the second quarter of 2020 includes equity compensation related tax benefits, changes in uncertain tax positions and other discrete tax items. The effective rate in the first six months of 2020 also includes $112 million of income tax expense associated with the $428 million gain on the sale of a 60% interest of our Investment Services business.
Loss from Investments in Unconsolidated Affiliates
Our share of net loss from affiliates accounted for using the equity method of accounting, including merchant bank alliance affiliates from the acquisition of First Data, is reported as loss from investments in unconsolidated affiliates and the related tax benefit is reported within the income tax (provision) benefit in the consolidated statements of income. Loss from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $10 million and $8 million in the second quarter of 2020 and 2019, respectively, and was $16 million and $10 million in the first six months of 2020 and 2019, respectively.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, of $7 million and $(8) million in the second quarter and first six months of 2020, respectively, relates to our consolidated alliance partners obtained through the acquisition of First Data.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $0.00 and $0.56 in the second quarter of 2020 and 2019, respectively, and was $0.57 and $1.12 in the first six months of 2020 and 2019, respectively. Net income attributable to Fiserv, Inc. per share-diluted in the second quarter and first six months of 2020 included integration costs and acquired intangible asset amortization from the application of purchase accounting associated with the acquisition of First Data. In addition, net income attributable to Fiserv, Inc. per share-diluted in the first six months of 2020 included a gain from the sale of a 60% interest of our Investment Services business. Net income attributable to Fiserv, Inc. per share-diluted in the second quarter and first six months of 2019 included transaction costs and financing activities associated with the acquisition of First Data.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $869 million and available borrowings under our revolving credit facility of $2.5 billion at June 30, 2020.
The following table summarizes our operating cash flow and capital expenditure amounts for the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2020	2019	$	%
Net income	$386	$448	$(62)
Depreciation and amortization	1,673	396	1,277
Share-based compensation	202	34	168
Deferred income taxes	(94)	12	(106)
Gain on sale of businesses	(428)	(10)	(418)
Loss from investments in unconsolidated affiliates	16	10	6
Settlement of interest rate hedge contracts	—	(183)	183
Distributions from unconsolidated affiliates	12	—	12
Non-cash impairment charges	40	—	40
Net changes in working capital and other	112	(128)	240
Operating cash flow	$1,919	$579	$1,340	231%
Capital expenditures	$488	$210	$278	132%
Our net cash provided by operating activities, or operating cash flow, was $1.92 billion in the first six months of 2020, an increase of 231% compared with $579 million in the first six months of 2019. This increase was primarily attributable to the acquisition of First Data, along with favorable working capital fluctuations, including timing of receivable collections.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 7% of our total revenue for both the first six months of 2020 and 2019.
Share Repurchases
We purchased $1.4 billion and $120 million of our common stock during the first six months of 2020 and 2019, respectively. In 2019, we deferred share repurchases as of January 16, 2019 until the close of the First Data acquisition. As of June 30, 2020, we had approximately 7.5 million shares remaining under our current repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
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
On March 2, 2020, we acquired MerchantPro, an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands our merchant services business. On March 18, 2020, we acquired Bypass, an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances our omni-commerce capabilities, enabling enterprise businesses to deliver a seamless customer experience that spans physical and digital channels. On May 11, 2020, we acquired Inlet, a provider of secure digital delivery solutions for enterprise and middle-market billers’ invoices and statements. Inlet is included within the Payments segment and further enhances our digital bill payment strategy. We acquired these businesses for an aggregate purchase price of $161 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $42 million.
Dispositions
On February 18, 2020, we completed the sale of a 60% controlling interest of our Investment Services business. We received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with a related tax expense of $112 million. The net proceeds from the sale were primarily used to repurchase shares of our common stock.
Indebtedness

(In millions)	June 30, 2020	December 31, 2019
Short-term and current maturities of long-term debt:
Lines of credit	$149	$150
Finance lease and other financing obligations	210	137
Total short-term and current maturities of long-term debt	$359	$287

Long-term debt:
2.7% senior notes due 2020	$—	$850
4.75% senior notes due 2021	400	400
3.5% senior notes due 2022	700	700
3.8% senior notes due 2023	1,000	1,000
0.375% senior notes due 2023	561	559
2.75% senior notes due 2024	2,000	2,000
3.85% senior notes due 2025	900	900
2.25% senior notes due 2025	648	687
3.2% senior notes due 2026	2,000	2,000
1.125% senior notes due 2027	561	559
2.25% senior notes due 2027	1,000	—
4.2% senior notes due 2028	1,000	1,000
3.5% senior notes due 2029	3,000	3,000
1.625% senior notes due 2030	561	559
2.65% senior notes due 2030	1,000	—
3.0% senior notes due 2031	648	687
4.4% senior notes due 2049	2,000	2,000
Receivable securitized loan	500	500
Term loan facility	1,750	3,950
Unamortized discount and deferred financing costs	(166)	(160)
Revolving credit facility	960	174
Finance lease and other financing obligations	492	247
Total long-term debt	$21,515	$21,612
At June 30, 2020, our debt consisted primarily of $18.0 billion of fixed-rate senior notes, $1.0 billion of borrowings on our revolving credit facility and $1.8 billion of variable rate term loans. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our foreign currency-denominated senior notes is paid annually. Interest on our revolving credit facility is paid weekly, or more frequently on occasion, and interest on our term loans is paid monthly. Our 4.75% senior notes due in June 2021 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis and the ability to do so under our revolving credit facility, which expires in September 2023.

During the first six months of 2020, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. As described below, the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Senior Notes
On May 13, 2020, we completed an offering of $2.0 billion of senior notes comprised of $1.0 billion aggregate principal amount of 2.25% senior notes due in June 2027 and $1.0 billion aggregate principal amount of 2.65% senior notes due in June 2030. The senior notes pay interest semi-annually on June 1 and December 1, commencing on December 1, 2020. The indentures governing the senior notes contain covenants that, among other matters, limit (i) our ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, (ii) our and certain of our subsidiaries’ ability to create or assume liens, and (iii) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions. We may, at our option, redeem the senior notes, in whole or from time to time in part, at any time prior to the applicable maturity date. We used the net proceeds from the offerings described above to repay the outstanding principal balance of $850 million under our 2.7% senior notes due in June 2020 and outstanding borrowings under our revolving credit facility totaling $1.1 billion.
Variable Rate Debt
At June 30, 2020, we had $3.2 billion of variable rate debt, which included $1.8 billion of outstanding term loan borrowings and $500 million under our accounts receivable securitization facility, as described below. In addition, we maintain a $3.5 billion revolving credit facility with a syndicate of banks. There were $960 million of outstanding borrowings on the revolving credit facility at June 30, 2020. Outstanding borrowings under the term loan and revolving credit facility bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which matures in September 2023. The outstanding principal balance on the term loan of $1.8 billion is due at maturity in July 2024. The variable interest rate was 1.20% on the revolving credit facility borrowings and 1.43% on the term loan borrowings at June 30, 2020. The revolving credit facility and the term loan contain various, substantially similar, restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to either four times or four and one-half times our consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) for a specified period following certain acquisitions and (ii) maintain consolidated EBITDA of at least three times our consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. In November 2019, we elected to increase the permitted leverage ratio to four times our consolidated EBITDA through June 30, 2020, with the leverage ratio decreasing to three and one-half times consolidated EBITDA thereafter.
Foreign Lines of Credit
In connection with the acquisition of First Data, we assumed certain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with our international operations and are in various functional currencies, the most significant of which are the Australian dollar, Polish zloty and Argentine peso. We had amounts outstanding on these lines of credit totaling $149 million at a weighted-average interest rate of 19.6% at June 30, 2020.
Receivable Securitized Loan
In connection with the acquisition of First Data, we acquired a consolidated wholly-owned subsidiary, First Data Receivables, LLC (“FDR”). FDR is a party to certain receivables financing arrangements, including an agreement (“Receivables Financing Agreement”) with certain financial institutions and other persons from time to time party thereto as lenders and group agents, pursuant to which certain of our wholly-owned subsidiaries have agreed to transfer and contribute receivables to FDR, and FDR in turn may obtain borrowings from the financial institutions and other lender parties to the Receivables Financing Agreement secured by liens on those receivables. FDR’s assets are not available to satisfy the obligations of any other of our entities or affiliates, and FDR’s creditors would be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to us. The receivables held by FDR are recorded within trade accounts receivable, net in our consolidated balance sheet. At June 30, 2020, FDR held $630 million in receivables as part of the securitization program. The maximum borrowing capacity, subject to collateral availability, under the Receivables Financing Agreement at June 30, 2020 was $500 million. FDR utilized the receivables as collateral in borrowings of $500 million, at an average interest rate of 1.01%, at June 30, 2020. The term of the Receivables Financing Agreement is through July 2022.

Cash and Cash Equivalents
Investments (other than those included in settlement assets) with original maturities of three months or less that are readily convertible to cash are considered to be cash equivalents. At June 30, 2020 and December 31, 2019, we held $869 million and $893 million in cash and cash equivalents, respectively.
The table below details the cash and cash equivalents at:

	June 30, 2020			December 31, 2019
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$349	$173	$522	$383	$208	$591
Unavailable (1)	114	233	347	130	172	302
Total	$463	$406	$869	$513	$380	$893

(1)
Represents cash held primarily by our joint ventures that is not available to fund operations outside of those entities unless the Board of Directors for said entities declares a dividend, as well as cash held by certain other entities that are subject to foreign exchange controls in certain countries or regulatory capital requirements.

Employee Termination Costs
In connection with the acquisition of First Data, we continue to implement certain integration plans focused on reducing our overall cost structure, including reducing vendor spend and eliminating duplicate costs. We recorded $37 million and $77 million of employee termination costs related to severance and other separation costs for terminated employees in connection with the acquisition of First Data during the three and six months ended June 30, 2020, respectively. Accrued employee severance and other separation costs of $29 million at June 30, 2020 are expected to be paid within the next twelve months. We continue to evaluate operating efficiencies and anticipate incurring additional costs in the next few years in connection with these activities but are unable to estimate those amounts at this time as such plans are not yet finalized.
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
We engage in regular communication with the banks that participate in our revolving credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. We periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services, and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote. As evidenced by our May 2020 senior notes offering described above, the long-term debt markets have historically provided us with a source of liquidity. Although we do not currently anticipate an inability to obtain financing from long-term debt markets in the future, the COVID-19 pandemic could make financing more difficult and/or expensive to obtain. Our ability to access the long-term debt markets on favorable interest rate and other terms also depends on the ratings assigned by the credit rating agencies to our indebtedness. As of June 30, 2020, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. and BBB with a stable outlook from Standard & Poor’s Rating Services. In the event that the ratings of our outstanding long-term debt securities were substantially lowered or withdrawn for any reason, or if the ratings assigned to any new issue of long-term debt securities were significantly lower than those noted above, particularly if we no longer had investment grade ratings, our ability to access the debt markets may be adversely affected and our interest expense would increase under the terms of certain of our long-term debt securities.

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
Interest Rate Risk
We manage our debt structure and interest rate risk through the use of fixed- and variable-rate debt. Based on our outstanding debt balances and interest rates at June 30, 2020, a 1% increase in variable interest rates would increase annual interest expense by approximately $32 million.
In connection with processing electronic payments transactions, the funds we receive from subscribers are invested into short-term, highly liquid investments from the time we collect the funds until payments are made to the applicable recipients. A 1% decrease in variable interest rates would decrease annual interest-related income related to settlement assets by approximately $30 million over the next twelve months.
Foreign Currency Risk
We conduct business globally and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions. We manage the exposure to these risks through the use of foreign currency forward exchange contracts and non-derivative net investment hedges.
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations to the extent they are conducted in local currency. During the six months ended June 30, 2020, approximately 12% of our total revenue was generated outside the U.S. The major currencies to which our revenues are exposed are the Euro, the British Pound, the Indian Rupee and the Argentine Peso. A movement of 10% in foreign currency rates against the U.S. dollar relative to the currencies in which our revenue and profits are denominated at June 30, 2020 would have resulted in an increase or decrease in our reported pre-tax income of approximately $6 million as follows:

(In millions)	Six Months Ended June 30, 2020
Euro	$1
British Pound	2
Argentine Peso	2
Other	1
Total increase or decrease	$6
We have entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to our operating costs in India. At June 30, 2020, the notional amount of these derivatives was approximately $256 million. In addition, we designated our foreign currency-denominated senior notes as net investment hedges to reduce exposure to changes in the value of our net investments in certain foreign subsidiaries due to changes in foreign currency exchange rates.
Refer to Item 1A in Part II of this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has since continued to spread and negatively impact the economy of the United States and other countries around the world. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken actions to prevent the spread of COVID-19, such as imposing travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations. Accordingly, the COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets during 2020.
Our operating performance is subject to global economic and market conditions, as well as their impacts on levels of consumer spending. As a result of the COVID-19 pandemic and the related decline in global economic activity, we have experienced a significant decrease in payments volume and transactions since March 2020 and throughout April 2020 that has negatively impacted our merchant acquiring and payment-related businesses, which earn transaction-based fees, as well as declines in other businesses. The impact of the COVID-19 pandemic may continue to negatively impact transaction volumes, create economic uncertainty, reduce economic activity, increase unemployment and cause a decline in consumer and business confidence, and could in the future further negatively impact the demand for our products and services, including merchant acquiring and payment processing and the sales and implementation of information technology projects. Ultimately, the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the COVID-19 pandemic; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our employees, clients, vendors, operations and sales, all of which are uncertain and cannot be predicted.
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

The COVID-19 pandemic has caused us to modify our business practices, including requiring a majority of our employees to work remotely, limiting or suspending non-essential travel, suspending all non-essential visitors to our facilities, disinfecting facilities and workspaces extensively and frequently, providing personal protective equipment to associates and requiring employees who must be present at our facilities to adhere to a variety of safety protocols. We expect to continue such safety measures for the foreseeable future and may take further actions, or adapt these existing policies, as government authorities may require or recommend or as we may determine to be in the best interest of our employees, clients and vendors. Such measures may impact our productivity or effectiveness, and there is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic, including the risks to the health of our employees posed by the pandemic. Further, the ability of our employees to get to work has been disrupted across multiple locations, both with respect to their own offices and client sites, due among other things to government work and travel restrictions, including mandatory shutdowns.
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
A lack of further recovery or deterioration in economic and market conditions resulting from the COVID-19 pandemic could negatively impact our ability to generate earnings and cash flows sufficient to service debt and meet lease and other obligations as they come due or to meet our financial debt covenants. The pandemic could also make obtaining financing more difficult or expensive, and our ability to access the long-term debt markets on favorable interest rate and other terms will depend on market conditions and the ratings assigned by the credit rating agencies to our indebtedness.
The COVID-19 pandemic continues to evolve and we do not yet know the full extent of potential impacts on our business or the global economy as a whole. The extent to which the COVID-19 pandemic or any resulting worsening of the global business and economic environment adversely impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and intensity of the COVID-19 pandemic (including whether there are continued waves of infections), the actions to contain the pandemic or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. These factors may remain prevalent for a significant period of time. Even after the pandemic subsides, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including due to a continued or prolonged recession in the U.S. or other major economies.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2020	4,694,000	$94.73	4,694,000	8,503,000
May 1-31, 2020	1,017,000	103.66	1,017,000	7,486,000
June 1-30, 2020	—	—	—	7,486,000
Total	5,711,000		5,711,000

(1)	On August 8, 2018, our board of directors authorized the purchase of up to 30.0 million shares of our common stock. This authorization does not expire.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated By-laws, dated May 14, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Fiserv, Inc. filed May 15, 2020)

4.1
Twenty-Fifth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (including Form of 2.250% Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed May 13, 2020)

4.2
Twenty-Sixth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (including Form of 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed May 13, 2020)

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
_______________________

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2020 and 2019, (iii) the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (iv) the

Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	August 6, 2020	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	August 6, 2020	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer