Form 10-Q
period 2020-09-30
FISERV INC
filed 2020-10-28
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2020, there were 670,437,918 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Processing and services (1)	$3,153	$2,608	$9,118	$5,229
Product	633	520	1,902	913
Total revenue	3,786	3,128	11,020	6,142
Expenses:
Cost of processing and services	1,387	1,204	4,488	2,445
Cost of product	481	413	1,467	755
Selling, general and administrative	1,412	1,137	4,193	1,821
Gain on sale of businesses	(36)	—	(464)	(10)
Total expenses	3,244	2,754	9,684	5,011
Operating income	542	374	1,336	1,131
Interest expense, net	(174)	(164)	(535)	(279)
Debt financing activities	—	49	—	(47)
Other income (expense)	13	(3)	34	—
Income before income taxes and income from investments in unconsolidated affiliates	381	256	835	805
Income tax provision	(124)	(53)	(176)	(144)
Income from investments in unconsolidated affiliates	19	22	3	12
Net income	276	225	662	673
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	12	27	4	27
Net income attributable to Fiserv, Inc.	$264	$198	$658	$646

Net income attributable to Fiserv, Inc. per share – basic	$0.39	$0.34	$0.98	$1.42
Net income attributable to Fiserv, Inc. per share – diluted	$0.39	$0.33	$0.96	$1.39

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	669.8	584.8	672.6	456.3
Diluted	680.3	596.9	684.1	465.2
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $62 million and $40 million for the three months ended September 30, 2020 and 2019, respectively, and $174 million and $58 million for the nine months ended September 30, 2020 and 2019, respectively (see Note 21).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$276	$225	$662	$673
Other comprehensive (loss) income:
Fair market value adjustment on cash flow hedges, net of income tax (provision) benefit of ($2 million), $1 million, $0 million and $46 million	6	(4)	1	(134)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense, net of income tax provision of $1 million, $1 million, $4 million and $2 million	4	4	12	6
Foreign currency translation	(180)	(186)	(636)	(184)
Total other comprehensive loss	(170)	(186)	(623)	(312)
Comprehensive income	$106	$39	$39	$361
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	12	27	4	27
Less: other comprehensive income attributable to noncontrolling interests	17	—	28	—
Comprehensive income attributable to Fiserv, Inc.	$77	$12	$7	$334
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$937	$893
Trade accounts receivable, less allowance for doubtful accounts	2,323	2,782
Prepaid expenses and other current assets	1,362	1,503
Settlement assets	9,403	11,868
Total current assets	14,025	17,046
Property and equipment, net	1,630	1,606
Customer relationships, net	11,907	14,042
Other intangible assets, net	3,742	3,600
Goodwill	35,908	36,038
Contract costs, net	647	533
Investments in unconsolidated affiliates	2,772	2,720
Other long-term assets	1,741	1,954
Total assets	$72,372	$77,539
Liabilities and Equity
Accounts payable and accrued expenses	$3,044	$3,080
Short-term and current maturities of long-term debt	365	287
Contract liabilities	451	492
Settlement obligations	9,403	11,868
Total current liabilities	13,263	15,727
Long-term debt	20,894	21,612
Deferred income taxes	4,532	4,247
Long-term contract liabilities	170	155
Other long-term liabilities	824	941
Total liabilities	39,683	42,682
Commitments and Contingencies (see Note 20)
Redeemable Noncontrolling Interests	260	262
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800.0 million shares authorized; 791.4 million shares issued	8	8
Additional paid-in capital	23,771	23,741
Accumulated other comprehensive loss	(831)	(180)
Retained earnings	13,141	12,528
Treasury stock, at cost, 121.1 million and 111.5 million shares	(4,397)	(3,118)
Total Fiserv, Inc. shareholders’ equity	31,692	32,979
Noncontrolling interests	737	1,616
Total equity	32,429	34,595
Total liabilities and equity	$72,372	$77,539
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$662	$673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	833	386
Amortization of acquisition-related intangible assets	1,603	476
Amortization of financing costs, debt discounts and other	36	116
Net foreign currency gain on financing activities	—	(50)
Share-based compensation	286	121
Deferred income taxes	(125)	26
Gain on sale of businesses	(464)	(10)
Income from investments in unconsolidated affiliates	(3)	(12)
Distributions from unconsolidated affiliates	12	6
Settlement of interest rate hedge contracts	—	(183)
Non-cash impairment charge	44	—
Other operating activities	(4)	(3)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	460	151
Prepaid expenses and other assets	(150)	(41)
Contract costs	(229)	(141)
Accounts payable and other liabilities	34	117
Contract liabilities	(34)	(15)
Net cash provided by operating activities	2,961	1,617
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(689)	(431)
Proceeds from sale of businesses	578	39
Payments for acquisition of businesses, net of cash acquired and including working capital adjustments	(137)	(16,004)
Distributions from unconsolidated affiliates	94	85
Purchases of investments	—	(4)
Other investing activities	—	6
Net cash used in investing activities	(154)	(16,309)
Cash flows from financing activities:
Debt proceeds	8,125	18,855
Debt repayments	(9,307)	(3,051)
Short-term borrowings, net	(28)	—
Payments of debt financing, redemption and other costs	(16)	(247)
Proceeds from issuance of treasury stock	108	116
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,612)	(271)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(61)	(46)
Other financing activities	6	(5)
Net cash (used in) provided by financing activities	(2,785)	15,351
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(4)
Net change in cash, cash equivalents and restricted cash	18	655
Cash, cash equivalents and restricted cash, beginning balance	933	415
Cash, cash equivalents and restricted cash, ending balance	$951	$1,070
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Segment Realignment
Effective in the first quarter of 2020, the Company realigned its reportable segments to correspond with changes to its operating model to reflect its new management structure and organizational responsibilities (“Segment Realignment”) following the acquisition of First Data. The Company’s new reportable segments are: Merchant Acceptance (“Acceptance”), Financial Technology (“Fintech”) and Payments and Network (“Payments”). Segment results for the three and nine months ended September 30, 2019 have been restated to reflect the Segment Realignment. See Note 22 for additional information.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a controlling financial interest. Control is normally established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within income from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest in an entity of between 20% and 50%. All intercompany transactions and balances have been eliminated in consolidation.
The Company maintains majority controlling interests in certain entities, mostly related to consolidated merchant alliances (see Notes 4 and 21). Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income attributable to noncontrolling interests and redeemable noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets and reflect the minority shareholders’ share of acquired fair value in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends or distributions. Noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control are presented outside of equity and are carried at their estimated redemption value if it exceeds the initial carrying value of the redeemable interest (see Note 12).
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
Global economic and market conditions impact levels of consumer spending. Consequently, the Company’s operating performance, primarily within its merchant acquiring and payment-related businesses, which earn transaction-based fees, has been adversely affected, and may continue to be adversely affected, by the economic impact of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic; governmental and private sector responses to the pandemic and the impact of such responses on the Company; and the impact of the pandemic on the Company’s employees, clients, vendors, operations and sales, all of which are uncertain and cannot be predicted. These changing conditions may also affect the estimates and assumptions made by management. Such estimates and assumptions affect, among other things, the valuations of the Company’s long-lived assets, definite-lived intangible assets and equity method investments; the Company’s deferred tax assets and related valuation allowances; the estimate of current expected credit losses; and certain pension plan assumptions. To the extent economic and market conditions do not continue to improve or deteriorate, the COVID-19 pandemic and the related economic and market decline may also impact the assumptions used in the Company’s annual impairment assessment of goodwill during the fourth quarter of 2020. Changes in any assumptions used may result in a goodwill impairment charge that, if incurred, could have a material adverse impact on the Company’s results of operations, total assets and total equity in the period recognized. Events and changes in circumstances arising subsequent to September 30, 2020, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost in the consolidated balance sheets, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory or other requirements are included in other long-term assets in the consolidated balance sheets and totaled $14 million and $40 million at September 30, 2020 and December 31, 2019, respectively.
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic conditions, expectations of near term economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts for expected credit losses. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $47 million and $39 million at September 30, 2020 and December 31, 2019, respectively.
Reserve for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. Collateral held by the Company is classified within settlement assets and the obligation to repay the collateral is classified within settlement obligations in the Company’s consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company experiences some level of losses due to merchant defaults. The aggregate merchant credit losses, included within cost of processing and services in the consolidated statements of income, incurred by the Company was $35 million and $89 million for the three and nine months ended September 30, 2020, respectively, and $17 million for both the three and nine months ended September 30, 2019. The amount of collateral held by the Company was $982 million and $510 million at September 30, 2020 and December 31, 2019, respectively. The Company maintains reserves for merchant credit losses that are expected to exceed the amount of collateral held. The reserves include an estimated amount for anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company (“IBNR Reserve”), as well as an allowance on refunded amounts to cardholders that have not yet been collected from the merchants. The IBNR Reserve, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, is based primarily on the Company’s historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. The aggregate merchant credit loss reserves were $63 million and $34 million at September 30, 2020 and December 31, 2019, respectively.
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
The Company performed its annual assessment of its reporting units’ goodwill in the fourth quarter of 2019 and no impairment was identified. In connection with the Segment Realignment described above, certain of the Company’s reporting units have changed in composition in which goodwill was allocated to such reporting units using a relative fair value approach. Accordingly, the Company performed an interim goodwill impairment assessment in the first quarter of 2020 for those reporting units impacted by the Segment Realignment, and determined that its goodwill was not impaired based on an assessment of various qualitative factors as described above. There is no accumulated goodwill impairment for the Company through September 30, 2020. See Note 7 for additional information.
Other Investments
The Company maintains investments in various equity securities without a readily determinable fair value. Such investments totaled $165 million and $167 million at September 30, 2020 and December 31, 2019, respectively, and are included within other long-term assets in the Company’s consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. When such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a change in fair value are included within other income (expense) in the consolidated statements of income for the period. Adjustments made to the values recorded for these equity securities during the three and nine months ended September 30, 2020 and 2019 were not significant.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. The Company recognized $176 million and $187 million of interest expense and $2 million and $23 million of interest income during the three months ended September 30, 2020 and 2019, respectively. The Company recognized $541 million and $309 million of interest expense and $6 million and $30 million of interest income for the nine months ended September 30, 2020 and 2019, respectively.
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
Recently Issued Accounting Pronouncements
In 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”), which clarifies certain interactions between the guidance to account for certain equity securities, investments under the equity method of accounting, and forward contracts or purchased options to purchase securities under Topic 321, Topic 323 and Topic 815. For public entities, ASU 2020-01 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020. The Company does not currently expect the adoption to have a material impact on its consolidated financial statements or disclosures.
In 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which introduces a number of amendments that are designed to simplify the application of accounting for income taxes. Such amendments include removing certain exceptions for intraperiod tax allocation, interim reporting when a year-to-date loss exceeds the anticipated loss, reflecting the effect of an enacted change in tax laws or rates in the annual effective tax rate and recognition of deferred taxes related to outside basis differences for ownership changes in investments. ASU 2019-12 also provides clarification related to when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. In addition, ASU 2019-12 provides guidance on the recognition of a franchise tax (or similar tax) that is partially based on income as an income-based tax and accounting for any incremental amount incurred as a non-income-based tax. For public entities, ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt ASU 2019-12 effective January 1, 2021, and does not expect the adoption to have a material impact on its consolidated financial statements.
In 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which removes, clarifies and adds certain disclosure requirements of ASC Topic 715, Compensation - Retirement Benefits. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. Entities must apply the disclosure updates retrospectively. The Company does not currently expect the adoption to have a material impact on its disclosures.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment. Additional information regarding the Company’s business segments is included in Note 22. The tables below present the

Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The Company’s disaggregation of revenue for the three and nine months ended September 30, 2019 have been restated to reflect the Segment Realignment. The majority of the Company’s revenue is earned domestically, with revenue generated outside the United States comprising approximately 14% of total revenue for both the three months ended September 30, 2020 and 2019, and 13% and 10% of total revenue for the nine months ended September 30, 2020 and 2019, respectively.

(In millions)	Reportable Segments
Three Months Ended September 30, 2020	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,245	$364	$1,112	$9	$2,730
Hardware, print and card production	179	12	176	—	367
Professional services	9	120	59	—	188
Software maintenance	—	141	1	—	142
License and termination fees	7	41	21	—	69
Output solutions postage	—	—	—	207	207
Other	14	49	18	2	83
Total Revenue	$1,454	$727	$1,387	$218	$3,786

(In millions)	Reportable Segments
Three Months Ended September 30, 2019	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$861	$346	$911	$40	$2,158
Hardware, print and card production	133	10	142	—	285
Professional services	3	126	56	3	188
Software maintenance	—	144	1	3	148
License and termination fees	4	61	16	1	82
Output solutions postage	—	—	—	180	180
Other	11	48	27	1	87
Total Revenue	$1,012	$735	$1,153	$228	$3,128

(In millions)	Reportable Segments
Nine Months Ended September 30, 2020	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$3,466	$1,064	$3,265	$47	$7,842
Hardware, print and card production	531	33	528	—	1,092
Professional services	20	347	174	1	542
Software maintenance	—	423	2	2	427
License and termination fees	19	139	61	—	219
Output solutions postage	—	—	—	640	640
Other	42	153	63	—	258
Total Revenue	$4,078	$2,159	$4,093	$690	$11,020

(In millions)	Reportable Segments
Nine Months Ended September 30, 2019	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$861	$1,030	$1,938	$129	$3,958
Hardware, print and card production	133	33	292	—	458
Professional services	3	364	105	7	479
Software maintenance	—	430	2	11	443
License and termination fees	4	181	47	1	233
Output solutions postage	—	—	—	324	324
Other	11	153	82	1	247
Total Revenue	$1,012	$2,191	$2,466	$473	$6,142

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	September 30, 2020	December 31, 2019
Contract assets	$383	$382
Contract liabilities	621	647
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $424 million of revenue during the nine months ended September 30, 2020 that was included in the contract liability balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at September 30, 2020:

(In millions)
Year ending December 31,
Remainder of 2020	$544
2021	1,839
2022	1,442
2023	1,129
Thereafter	2,093

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

(1)The fair value of the 286 million shares of the Company’s common stock issued as of the acquisition date was determined based on a per share price of $102.30, which was the closing price of the Company’s common stock on July 26, 2019, the last trading day before the acquisition closed the morning of July 29, 2019. This includes a nominal amount of cash paid in lieu of fractional shares.
(2)Represents the portion of the fair value of the replacement awards related to services provided prior to the acquisition. The remaining portion of the fair value is associated with future service and will be recognized as expense over the future service period.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as substantial cost savings from duplicative overhead, streamlined operations and enhanced operational efficiency.
The assets and liabilities of First Data have been measured at estimated fair value as of the acquisition date. During the current year through the measurement period ended July 29, 2020, the Company identified and recorded measurement period adjustments to the preliminary purchase price allocation, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $304 million. The offsetting amounts to the change in goodwill were primarily related to customer relationship intangible assets, noncontrolling interests, property and equipment, payables and accrued expenses including legal contingency reserves, and deferred income taxes. The Company recorded a measurement period adjustment of $155 million to reduce the fair value of customer relationship intangible assets as a result of refinements to attrition rates. A measurement period adjustment of $126 million was recorded to reduce the fair value of noncontrolling interests based on changes to the fair value of the underlying customer relationship intangible assets and the incorporation of additional facts and circumstances that existed as of the acquisition date. A measurement period adjustment of $25 million was recorded to reduce the fair value of property and equipment to the estimated fair value of certain real property acquired. Measurement period adjustments were recorded to increase payables and accrued expenses by $37 million, reduce investments in unconsolidated affiliates by $23 million, and increase other long-term liabilities by $21 million. In addition, the Company recorded $178 million to increase recognized deferred tax liabilities related to measurement period adjustments. Such measurement period adjustments did not have a material impact on the consolidated statements of income. The allocation of purchase price recorded for First Data was finalized in the third quarter of 2020 as follows:

(In millions)
Assets acquired (1)
Cash and cash equivalents	$310
Trade accounts receivable	1,747
Prepaid expenses and other current assets	1,047
Settlement assets	10,398
Property and equipment	1,156
Customer relationships	13,458
Other intangible assets	2,814
Goodwill	30,811
Investments in unconsolidated affiliates	2,676
Other long-term assets	1,191
Total assets acquired	$65,608

Liabilities assumed (1)
Accounts payable and accrued expenses	$1,613
Short-term and current maturities of long-term debt (2)	243
Contract liabilities	71
Settlement obligations	10,398
Deferred income taxes	3,671
Long-term contract liabilities	16
Long-term debt and other long-term liabilities (3)	1,261
Total liabilities assumed	$17,273

Net assets acquired	$48,335
Redeemable noncontrolling interests	252
Noncontrolling interests	1,608
Total purchase price	$46,475

(1)In connection with the acquisition of First Data, the Company acquired two businesses which it intended to sell and subsequently sold in October 2019. Therefore, such businesses were classified as held for sale and were included within prepaid expenses and other current assets and accounts payable and accrued expenses in the above allocation of purchase price.
(2)Includes foreign lines of credit, current portion of finance lease obligations and other financing obligations.
(3)Includes the receivable securitized loan and the long-term portion of finance lease obligations.
The fair values of the assets acquired and liabilities assumed were determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, growth and attrition rates, future expected cash flows and other future events that are judgmental. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. Intangible assets consisting of customer relationships, technology and trade names were valued using the multi-period excess earnings method (“MEEM”), or the relief from royalty (“RFR”) method, both are forms of the income approach. A cost and market approach was applied, as appropriate, for property and equipment, including land.
•Customer relationship intangible assets were valued using the MEEM method. The significant assumptions used include the estimated annual net cash flows (including appropriate revenue and profit attributable to the asset, retention rate, applicable tax rate, and contributory asset charges, among other factors), the discount rate, reflecting the risks inherent in the future cash flow stream, an assessment of the asset’s life cycle, and the tax amortization benefit, among other factors.
•Technology and trade name intangible assets were valued using the RFR method. The significant assumptions used include the estimated annual net cash flows (including appropriate revenue attributable to the asset, applicable tax rate, royalty rate, and other factors such as technology related obsolescence rates), the discount rate, reflecting the risks inherent in the future cash flow stream, and the tax amortization benefit, among other factors.

•The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.
•The market approach, which estimates value by leveraging comparable land sale data/listings and qualitatively comparing them to the in-scope properties, was used to value the land.
•An income approach was applied to derive fair value for both consolidated investments with a noncontrolling interest and equity method investments accounted for under the equity method of accounting. The significant assumptions used include the estimated annual cash flows, the discount rate, the long-term growth rate and operating margin, among other factors.
The Company believes that the information provided a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities.

The amounts allocated to intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$13,458	15 years
Acquired software and technology	2,324	7 years
Trade names	490	9 years
Total	$16,272	14 years

The Company incurred transaction expenses of approximately $47 million and $172 million for the three and nine months ended September 30, 2019, respectively. Approximately $45 million and $74 million of these expenses were included in selling, general and administrative expenses and $2 million and $98 million in debt financing activities within the Company’s consolidated statements of income for the three and nine months ended September 30, 2019, respectively.
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the nine months ended September 30, 2019 as if the acquisition of First Data had occurred on January 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of First Data been completed on January 1, 2019. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of First Data.

(In millions, except for per share data)	Nine Months Ended September 30, 2019
Total revenue	$11,730
Net income	463
Net income attributable to Fiserv, Inc.	400
Net income per share attributable to Fiserv, Inc.:
Basic	$0.59
Diluted	$0.58
The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2019 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:
•a net increase in amortization expense that would have been recognized due to acquired intangible assets;
•an adjustment to interest expense to reflect (i) the additional borrowings of the Company in conjunction with the acquisition and (ii) the repayment of First Data’s historical debt in conjunction with the acquisition;
•a reduction in operating revenues due to the elimination of deferred revenues assigned no value at the acquisition date;
•an adjustment to stock compensation expense to reflect the cost of the replacement awards as if they had been issued on January 1, 2019; and
•the related income tax effects of the adjustments noted above.

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
The Company acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $45 million (see Note 8). The preliminary purchase price allocations for these acquisitions resulted in software and customer intangible assets totaling approximately $56 million, residual buyout intangible assets of approximately $35 million, goodwill of approximately $82 million, and net assumed liabilities of approximately $6 million. The purchase price allocation for the MerchantPro acquisition was finalized in the third quarter of 2020. Measurement period adjustments did not have a material impact on the consolidated statements of income. The purchase price allocation for the Bypass and Inlet acquisitions are based on preliminary valuations and subject to final adjustment. The goodwill recognized from these transactions is primarily attributed to synergies and the anticipated value created by selling the Company’s products and services to the acquired businesses’ existing client base. Approximately $35 million of goodwill is expected to be deductible for tax purposes.
The results of operations for these acquired businesses have been included in the accompanying consolidated statements of income from the dates of acquisition. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
Dispositions

Effective July 1, 2020, the Company and Bank of America (“BANA”) dissolved the Banc of America Merchant Services joint venture (“BAMS” or the “joint venture”), of which the Company maintained a 51% controlling ownership interest. Upon the dissolution of the operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The remaining activities of the joint venture will consist of supporting the transition of the business to each party and an orderly wind down of remaining BAMS assets and liabilities. Pursuant to the separation agreement, the joint venture retains the responsibility for certain contingencies that may arise from pre-dissolution activities, including potential credit losses for specified merchants in excess of established reserves and certain legal claims and contingencies. The Company may be obligated to fund a proportionate share of any such losses as incurred.

The transfer of value to BANA was accounted for at fair value as a non pro rata distribution of nonmonetary assets, resulting in the recognition of a pre-tax gain of $36 million, with a related tax expense of $13 million. The pre-tax gain included the revaluation of client contracts allocated to BANA to a fair value of $700 million, as well as an estimated $24 million for certain additional consideration due from the Company to BANA in connection with the dissolution. The pre-tax net gain is recorded within gain on sale of businesses and the tax expense is recorded within the income tax provision in the consolidated statements of income. Noncontrolling interests of the Company have been reduced by $726 million and the Company’s additional paid-in capital was reduced by $36 million to account for the wind down of the joint venture and the transfer of a proportionate share of the joint venture’s fair value to BANA (see Note 13). The transfer of value to the Company was accounted for at carryover basis as the Company maintains control of such assets. The business transferred to the Company will continue to be operated and managed within the Company’s Acceptance segment.

The fair value of the client contracts upon dissolution of the joint venture was determined using the MEEM method, a form of the income approach. The determination of the fair values required estimates about discount rates, growth and attrition rates, future expected cash flows and other future events that are judgmental in nature. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. The significant assumptions used include the estimated annual net cash flows (including appropriate revenue and profit attributable to the asset, retention rate, applicable tax rate, and contributory asset charges, among other factors), the discount rate, reflecting the risks inherent in the future cash flow stream, an assessment of the asset’s life cycle, and the tax amortization benefit, among other factors.

Additionally, the Company will continue to provide merchant processing and related services to former BAMS clients allocated to BANA, at BAMS pricing, through June 2023. The Company will also provide processing and other support services to new

BANA merchant clients pursuant to a five-year non-exclusive agreement which, after June 2023, will also apply to the former BAMS clients allocated to BANA. In addition, both the Company and BANA are entitled to certain transition services, at fair value, from each other through June 2023.
On February 18, 2020, the Company completed the sale of a 60% controlling interest of its Investment Services business, which is reported within Corporate and Other following the Segment Realignment. The Company received pre-tax proceeds of $578 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with the related tax expense of $112 million recorded through the income tax provision, in the consolidated statements of income. The pre-tax gain included $176 million related to the remeasurement of the Company’s 40% retained interest based upon the enterprise value of the business. The Company’s remaining 40% ownership interest of the Investment Services business is accounted for as an equity method investment, with the Company’s share of net loss reported within income from investments in unconsolidated affiliates and the related tax benefit reported within the income tax provision in the consolidated statements of income. The Company’s investment in the Investment Services business was $178 million at September 30, 2020 and is reported within other long-term assets in the consolidated balance sheet. The revenues, expenses and cash flows of the Investment Services business were consolidated into the Company’s financial results through the date of the sale transaction. In conjunction with the sale transaction, the Company also entered into transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to the Investment Services business (see Note 21).
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
The principal components of the Company’s settlement assets and obligations were as follows:

(In millions)	September 30, 2020	December 31, 2019
Settlement assets
Cash and cash equivalents	$1,386	$1,656
Receivables	8,017	10,212
Total settlement assets	$9,403	$11,868
Settlement obligations
Payment instruments outstanding	$391	$345
Card settlements due to merchants	9,012	11,523
Total settlement obligations	$9,403	$11,868

The changes in settlement assets and obligations are presented on a net basis within operating activities in the consolidated statements of cash flows. However, because the changes in the settlement assets balance exactly offset changes in settlement obligations, the activity nets to zero.

6. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2020
Customer relationships	$15,124	$3,217	$11,907
Acquired software and technology	2,555	802	1,753
Trade names	616	154	462
Capitalized software and other intangibles	1,236	400	836
Purchased software	930	239	691
Total	$20,461	$4,812	$15,649

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2019
Customer relationships	$16,187	$2,145	$14,042
Acquired software and technology	2,607	639	1,968
Trade names	620	105	515
Capitalized software and other intangibles	942	332	610
Purchased software	680	173	507
Total	$21,036	$3,394	$17,642

Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Amortization expense	$623	$459	$1,934	$650

Amortization expense during the three and nine months ended September 30, 2020 includes $18 million and $53 million, respectively, of accelerated amortization associated with the termination of certain vendor contracts (see Note 16).

The Company estimates that annual amortization expense with respect to intangible assets recorded at September 30, 2020 will be as follows:

(In millions)
Year ending December 31,
Remainder of 2020	$621
2021	2,432
2022	2,244
2023	1,979
2024	1,531
Thereafter	6,842
Total	$15,649

7. Goodwill
The changes in goodwill during the nine months ended September 30, 2020 were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Total
Goodwill - December 31, 2019 (1)	$21,189	$2,104	$12,745	$36,038
Acquisitions and valuation adjustments	325	—	60	385
Foreign currency translation	(438)	—	(77)	(515)
Goodwill - September 30, 2020	$21,076	$2,104	$12,728	$35,908

(1)Amounts have been restated to reflect the Segment Realignment effective in the first quarter of 2020 (see Note 22).
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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	September 30, 2020	December 31, 2019
Assets
Cash flow hedges	Prepaid expenses and other current assets	Level 2	$5	$4
Liabilities
Contingent consideration	Accounts payable and accrued expenses	Level 3	34	—
Contingent consideration	Other long-term liabilities	Level 3	17	1
Contingent debt guarantee	Other long-term liabilities	Level 3	10	—

The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s term loan credit agreement, revolving credit facility borrowings and debt associated with the receivables securitization agreement approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $22.8 billion and $22.6 billion at September 30, 2020 and December 31, 2019, respectively, and the carrying value was $20.5 billion and $21.5 billion at September 30, 2020 and December 31, 2019, respectively.
The Company maintains an ownership interest in defi SOLUTIONS Group, LLC and Sagent M&C, LLC, respectively, which were subsidiaries of the Company that owned its Lending Solutions business (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $390 million in senior unsecured debt and variable-rate revolving credit facilities with an aggregate borrowing capacity of $45 million with a syndicate of banks, which mature in March 2023. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. Outstanding borrowings on the revolving credit facilities at September 30, 2020 were $5 million. The Company maintains a liability for its non-contingent obligations to perform over the term of the guarantees, which is reported primarily within other long-term liabilities in the consolidated balance sheets. The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $20 million and $26 million approximates the fair value at September 30, 2020 and December 31, 2019, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term. In addition, the Company has recorded, in conjunction with the adoption of CECL, a contingent liability ($10 million at September 30, 2020, as reported within other long-term liabilities in the consolidated balance sheet), representing the current expected credit losses to which the Company is exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs (Level 3 of the fair value hierarchy). The Company recognized $4 million and $2 million during the three months ended September 30, 2020 and 2019, respectively, and recognized $10 million and $5 million during the nine months ended September 30, 2020 and 2019, respectively, within other income (expense) in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures. The Company has not made any payments under the guarantees, nor has it been called upon to do so.
In addition, certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, operating lease assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the three and nine months ended September 30, 2020 is included in Note 16 to the consolidated financial statements.
9. Leases
Company as Lessee
The Company primarily leases office space, land, data centers and equipment from third parties. The Company’s leases have remaining lease terms ranging from one to 18 years.

Components of Lease Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Operating lease cost (1)	$60	$64	$183	$141
Finance lease cost (2)
Amortization of right-of-use assets	48	16	137	18
Interest on lease liabilities	7	3	16	3
Total lease cost	$115	$83	$336	$162

(1)Operating lease expense is included within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the right-of-use (“ROU”) asset, in the consolidated statements of income. Operating lease cost includes approximately $8 million and $14 million of variable lease costs for the three months ended September 30, 2020 and 2019, respectively, and $27 million and $42 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Finance lease expense is recorded as depreciation and amortization expense within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, and interest expense, net in the consolidated statements of income. Finance lease expense during the three and nine months ended September 30, 2020 includes $17 million and $62 million, respectively, of accelerated amortization associated with the termination of certain vendor contracts (see Note 16).

Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116	$94
Operating cash flows from finance leases	16	3
Financing cash flows from finance leases	161	17

Right-of-use assets obtained in exchange for lease liabilities: (1)
Operating leases	$2	$459
Finance leases	331	288

(1)Amounts in 2019 include the right-of-use assets and lease liabilities obtained through the acquisition of First Data.
Company as Lessor

In connection with the acquisition of First Data, the Company owns certain POS terminal equipment which it leases to merchants. The terms of the leases typically range from two to five years.

Components of Lease Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Sales-type leases:
Selling profit (1)	$8	$8	$34	$8
Interest income (1)	20	15	57	15
Operating lease income (2)	21	14	69	14

(1)Selling profit includes $26 million and $78 million recorded within product revenue with a corresponding charge of $18 million and $44 million recorded within cost of product in the consolidated statements of income for the three and nine months ended September 30, 2020, respectively. Selling profit includes $21 million recorded within product revenue with a corresponding charge of $13 million recorded within cost of product in the consolidated statements of income for the both the three and nine months ended September 30, 2019. Interest income is included within product revenue in the consolidated statements of income.
(2)Operating lease income includes a nominal amount of variable lease income and is included within product revenue in the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.

Lease Payment Receivables Portfolio
The Company accounts for lease payment receivables in connection with POS terminal equipment as a single portfolio. The Company recognizes an allowance for expected credit losses on lease payment receivables at the commencement date of the lease by considering the vintage, geography and internal credit risk ratings of such lease. The internal credit risk ratings are established based on lessee specific risk factors, such as FICO score, number of years the lessee has been in business and the nature of the lessee’s industry, which are considered indicators of the likelihood a lessee may default in the future. The established reserve for estimated credit losses on lease payment receivables upon adoption of ASU 2016-13 on January 1, 2020 was $56 million. Such reserve for estimated credit losses at September 30, 2020 was $60 million.
The Company determines delinquency status on lease payment receivables based on the number of calendar days past due. The Company considers lease payments that are 90 days or less past due as performing. Lease payments that are greater than 90 days past due are placed on non-accrual status in which interest income is no longer recognized. Lease payment receivables are fully written off in the period they become delinquent greater than 180 days past due. The amortized cost balance of net investment leases at September 30, 2020 was $233 million. Lease payment receivables that were determined to be on non-accrual status were nominal at each of September 30, 2020 and December 31, 2019.
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Trade accounts payable	$373	$392
Client deposits	689	650
Accrued compensation and benefits	377	378
Accrued taxes	93	137
Accrued interest	182	224
Other accrued expenses	1,330	1,299
Total	$3,044	$3,080

11. Debt
The Company’s debt consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Short-term and current maturities of long-term debt:
Lines of credit	$121	$150
Finance lease and other financing obligations	244	137
Total short-term and current maturities of long-term debt	$365	$287

Long-term debt:
2.7% senior notes due 2020	$—	$850
4.75% senior notes due 2021	400	400
3.5% senior notes due 2022	700	700
3.8% senior notes due 2023	1,000	1,000
0.375% senior notes due 2023	584	559
2.75% senior notes due 2024	2,000	2,000
3.85% senior notes due 2025	900	900
2.25% senior notes due 2025	676	687
3.2% senior notes due 2026	2,000	2,000
1.125% senior notes due 2027	584	559
2.25% senior notes due 2027	1,000	—
4.2% senior notes due 2028	1,000	1,000
3.5% senior notes due 2029	3,000	3,000
1.625% senior notes due 2030	584	559
2.65% senior notes due 2030	1,000	—
3.0% senior notes due 2031	676	687
4.4% senior notes due 2049	2,000	2,000
Receivable securitized loan	500	500
Term loan facility	1,750	3,950
Unamortized discount and deferred financing costs	(161)	(160)
Revolving credit facility	219	174
Finance lease and other financing obligations	482	247
Total long-term debt	$20,894	$21,612

The Company was in compliance with all financial debt covenants during the first nine months of 2020. Annual maturities of the Company’s total debt were as follows at September 30, 2020:

(In millions)
Year ending December 31,
Remainder of 2020	$282
2021	177
2022	1,346
2023	2,334
2024	3,843
Thereafter	13,438
Total principal payments	21,420
Unamortized discount and deferred financing costs	(161)
Total debt	$21,259

On May 13, 2020, the Company completed an offering of $2.0 billion of senior notes comprised of $1.0 billion aggregate principal amount of 2.25% senior notes due in June 2027 and $1.0 billion aggregate principal amount of 2.65% senior notes due in June 2030. The senior notes pay interest semi-annually on June 1 and December 1, commencing on December 1, 2020. The indentures governing the senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem the senior notes, in whole or from time to time in part, at any time prior to the applicable maturity date. The Company used the net proceeds from these senior notes offerings to repay the outstanding principal balance of $850 million under its 2.7% senior notes due in June 2020 and outstanding borrowings under its amended and restated revolving credit facility totaling $1.1 billion.
The Company maintains an amended and restated revolving credit facility, which matures in September 2023, with aggregate commitments available for $3.5 billion of total capacity. At September 30, 2020, the 4.75% senior notes due in June 2021 were classified in the consolidated balance sheet as long-term and within the debt maturity schedule above as maturing in September 2023, the date that the Company’s revolving credit facility expires, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.
12. Redeemable Noncontrolling Interests
The Company maintains two redeemable noncontrolling interests which are presented outside of equity and carried at their estimated redemption values. Each minority partner owns 1% of the equity in the joint venture; in addition, each minority partner is entitled to a contractually determined share of the entity’s income. The agreements contain redemption features whereby interests held by the minority partner are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within the Company’s control. The minority interests have a total estimated redemption value of $260 million, which may be terminated by either party for convenience any time after September 1, 2021 and December 31, 2024, respectively. In the event of termination for cause, as a result of a change in control, or for convenience after the predetermined date, the Company may be required to purchase the minority partner membership interests at a price equal to the fair market value of the minority interest.
The following table presents a summary of the redeemable noncontrolling interests activity during the nine months ended September 30, 2020:

(In millions)
Balance at December 31, 2019	$262
Distributions paid to redeemable noncontrolling interests	(31)
Share of income	29
Balance at September 30, 2020	$260

13. Equity
The following tables provide changes in equity during the three and nine months ended September 30, 2020 and 2019.

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended September 30, 2020	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	791	122	$8	$23,771	$(644)	$12,877	$(4,429)	$1,445	$33,028
Net income (1)						264		1	265
Net adjustment to noncontrolling interests from dissolution (see Note 4)				(36)				(726)	(762)
Other comprehensive income (loss)					(187)			17	(170)
Share-based compensation				84					84
Shares issued under stock plans		(1)		(48)			32		(16)
Balance at September 30, 2020	791	121	$8	$23,771	$(831)	$13,141	$(4,397)	$737	$32,429

(1)The total net income presented in equity for the three months ended September 30, 2020 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $11 million not included in equity.

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended September 30, 2019	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
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

(1)The total net income presented in equity for the three months ended September 30, 2019 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $4 million not included in equity.

	Fiserv, Inc. Shareholders’ Equity

Nine Months Ended September 30, 2020	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	791	112	$8	$23,741	$(180)	$12,528	$(3,118)	$1,616	$34,595
Net income (loss) (1)						658		(25)	633
Measurement period adjustments related to First Data acquisition (see Note 4)								(126)	(126)
Distributions paid to noncontrolling interests (2)								(30)	(30)
Net adjustment to noncontrolling interests from dissolution (see Note 4)				(36)				(726)	(762)
Other comprehensive (loss) income					(651)			28	(623)
Share-based compensation				286					286
Shares issued under stock plans		(5)		(220)			156		(64)
Purchases of treasury stock		14					(1,435)		(1,435)
Cumulative-effect adjustment of ASU 2016-13 adoption						(45)			(45)
Balance at September 30, 2020	791	121	$8	$23,771	$(831)	$13,141	$(4,397)	$737	$32,429

(1)The total net income presented in equity for the nine months ended September 30, 2020 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $29 million not included in equity.
(2)The total distributions presented in equity for the nine months ended September 30, 2020 excludes $31 million in distributions paid to redeemable noncontrolling interests not included in equity.

	Fiserv, Inc. Shareholders’ Equity

Nine Months Ended September 30, 2019	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
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

(1) The total net income presented in equity for the nine months ended September 30, 2019 is different than the amount presented in the consolidated statement of income due to net income attributable to the redeemable noncontrolling interests of $4 million not included in equity.

14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Three Months Ended September 30, 2020
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at June 30, 2020	$(138)	$(500)	$(6)	$(644)
Other comprehensive income (loss) before reclassifications	6	(197)	—	(191)
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4
Net current-period other comprehensive income (loss)	10	(197)	—	(187)
Balance at September 30, 2020	$(128)	$(697)	$(6)	$(831)

	Three Months Ended September 30, 2019
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at June 30, 2019	$(144)	$(47)	$(2)	$(193)
Other comprehensive loss before reclassifications	(4)	(186)	—	(190)
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4
Net current-period other comprehensive loss	—	(186)	—	(186)
Balance at September 30, 2019	$(144)	$(233)	$(2)	$(379)

	Nine Months Ended September 30, 2020
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2019	$(141)	$(33)	$(6)	$(180)
Other comprehensive income (loss) before reclassifications	1	(664)	—	(663)
Amounts reclassified from accumulated other comprehensive loss	12	—	—	12
Net current-period other comprehensive income (loss)	13	(664)	—	(651)
Balance at September 30, 2020	$(128)	$(697)	$(6)	$(831)

	Nine Months Ended September 30, 2019
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2018	$(16)	$(49)	$(2)	$(67)
Other comprehensive loss before reclassifications	(134)	(184)	—	(318)
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive loss	(128)	(184)	—	(312)
Balance at September 30, 2019	$(144)	$(233)	$(2)	$(379)

The Company has entered into forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. At September 30, 2020, the notional amount of these derivatives was $206 million and the fair value totaling $5 million is reported primarily within prepaid expenses and other current assets in the Company’s consolidated balance sheet. At December 31, 2019, the notional amount of these derivatives was $178 million and the fair value totaling $4 million is reported primarily within prepaid expenses and other current assets in the Company’s consolidated balance sheet. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2020, the Company estimates that it will recognize gains of approximately $4 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.

In March 2019, the Company entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, in the aggregate notional amount of $5.0 billion to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the refinancing of certain indebtedness of First Data and its subsidiaries. In June 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a payment, included in cash flows from operating activities, of $183 million recorded in accumulated other comprehensive loss, net of income taxes, that will be amortized to earnings over the terms of the originally forecasted interest payments. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2020, the Company estimates that it will recognize approximately $21 million in interest expense, net during the next twelve months related to settled interest rate hedge contracts.

To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses its foreign currency-denominated debt as an economic hedge of its net investments in such foreign currency-denominated subsidiaries. In conjunction with the acquisition of First Data, the Company designated its Euro- and British Pound-denominated senior notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive (loss) income in the consolidated statements of comprehensive income and will remain in accumulated other comprehensive loss in the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries. The Company recorded a foreign currency translation gain (loss), net of tax, of $(92) million and $(38) million in other comprehensive (loss) income during the three and nine months ended September 30, 2020, respectively, and $28 million during both the three and nine months ended September 30, 2019, from the Euro- and British Pound-denominated senior notes.
15. Share-Based Compensation
The Company recognized $84 million and $87 million of share-based compensation expense during the three months ended September 30, 2020 and 2019, respectively, and $286 million and $121 million of share-based compensation expense during the nine months ended September 30, 2020 and 2019, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. At September 30, 2020, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and awards and performance share units and awards, net of estimated forfeitures, of $343 million is expected to be recognized over a weighted-average period of 2.0 years. During the nine months ended September 30, 2020 and 2019, stock options to purchase 2.2 million and 3.3 million shares, respectively, were exercised.

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2019	15,989	$42.83
Granted	1,503	112.87
Forfeited	(158)	92.47
Exercised	(2,195)	34.31
Stock options outstanding - September 30, 2020	15,139	$50.51	4.82	$810
Stock options exercisable - September 30, 2020	12,438	$40.82	4.00	$774

A summary of restricted stock unit and performance share unit activity is as follows:

	Restricted Stock Units		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units - December 31, 2019	6,869	$93.80	2,328	$94.61
Granted	1,336	111.71	—	—
Forfeited	(220)	92.28	(28)	90.44
Vested	(3,227)	95.84	(479)	92.62
Units - September 30, 2020	4,758	$97.46	1,821	$95.20

A summary of restricted stock award activity is as follows:

	Restricted Stock Awards
	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Awards - December 31, 2019	48	$102.30
Granted	—	—
Forfeited	—	—
Vested	—	—
Awards - September 30, 2020	48	$102.30

16. Restructuring and Other Charges
In connection with the acquisition of First Data, the Company continues to implement certain integration plans focused on reducing the Company’s overall cost structure, including reducing vendor spend and eliminating duplicate costs. The Company recorded restructuring charges related to certain of these integration activities of $41 million and $181 million, primarily reported in cost of processing and services and selling, general and administrative expenses within the consolidated statements of income, based upon committed actions during the three and nine months ended September 30, 2020, respectively. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in connection with these activities but is unable to estimate those amounts at this time as such plans are not yet finalized.
Employee Termination Costs
The Company recorded $28 million and $105 million of employee termination costs related to severance and other separation costs for terminated employees in connection with the acquisition of First Data during the three and nine months ended September 30, 2020, respectively. The following table summarizes the changes in the reserve related to the Company’s employee severance and other separation costs during the nine months ended September 30, 2020:

(In millions)
Balance at December 31, 2019	$14
Severance and other separation costs	105
Non-cash adjustments	(6)
Cash payments	(88)
Balance at September 30, 2020	$25

The employee severance and other separation costs accrual balance of $25 million at September 30, 2020 is expected to be paid within the next twelve months. In addition, the Company recorded share-based compensation costs of $9 million and $32 million during the three and nine months ended September 30, 2020, respectively, related to the accelerated vesting of equity awards for terminated employees. The Company expects to incur additional employee termination costs as a result of finalizing and executing further integration activities in 2020.

Facility Exit Costs
The Company has identified certain leased facilities that have been or will be exited in the future as part of the Company’s efforts to reduce facility costs. During the first nine months of 2020, the Company permanently vacated certain of these leased facilities in advance of the non-cancellable lease terms. In conjunction with the exit of these leased facilities, the Company assessed the respective operating lease ROU assets for impairment by comparing the carrying values of the ROU assets to the discounted cash flows from estimated sublease payments (Level 3 of the fair value hierarchy). In addition, the Company assessed certain property and equipment associated with the leased facilities for impairment. As a result, the Company recorded non-cash impairment charges of $4 million and $44 million, reported in selling, general and administrative expense within the consolidated statements of income during the three and nine months ended September 30, 2020, respectively, associated with the early exit of these leased facilities.
Other Costs
During the first quarter of 2020, in connection with initiatives to reduce the Company’s overall cost structure following the acquisition of First Data, the Company terminated certain of its existing lease agreements to upgrade and consolidate its computing infrastructure. The Company upgraded or replaced certain leased hardware under separate, new lease agreements, resulting in the early termination and disposal of existing hardware under the current lease agreements. As such, the Company has adjusted the amortization period for these existing lease agreements to coincide with the modified remaining term. Finance lease expense during the three and nine months ended September 30, 2020 includes $17 million and $62 million, respectively, of accelerated amortization associated with the termination of these vendor contracts. In addition, the Company executed similar terminations to certain of its existing software financing agreements. Amortization expense during the three and nine months ended September 30, 2020 includes $18 million and $53 million, respectively, of accelerated amortization associated with the termination of these vendor contracts.
17. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Income tax provision	$124	$53	$176	$144
Effective income tax rate	32.5%	20.7%	21.1%	17.9%
The income tax provision as a percentage of income before income taxes and income from investments in unconsolidated affiliates was 32.5% and 20.7% for the three months ended September 30, 2020 and 2019, respectively, and was 21.1% and 17.9% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 includes $32 million of income tax expense related to the revaluation of certain net deferred tax liabilities as a result of an increase in the United Kingdom corporate income tax rate from 17% to 19% in the quarter.
The effective income tax rate for the nine months ended September 30, 2020 also includes $112 million of income tax expense associated with the $428 million gain on the sale of a 60% interest of the Company’s Investment Services business (see Note 4). The effective income tax rate in the nine months ended September 30, 2019 included discrete tax benefits due to a loss from subsidiary restructuring.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $185 million at September 30, 2020. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $66 million over the next twelve months as a result of possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statutes of limitations in various state and foreign jurisdictions.
As of September 30, 2020, the Company’s U.S. federal income tax returns for 2016 through 2019, and tax returns in certain states and foreign jurisdictions for 2005 through 2019, remain subject to examination by taxing authorities. In connection with the acquisition of First Data, the Company is subject to income tax examination from 2008 forward in relation to First Data’s U.S. federal income tax return. State and local examinations are substantially complete through 2010 in relation to First Data’s state and local tax filings. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2007 forward, none of which are considered significant jurisdictions.

During the three months ended September 30, 2020, the U.S. Department of Treasury released certain proposed and final regulations relating to provisions that were enacted under the Tax Cuts and Jobs Act of 2017. The new regulations did not have a material impact on the Company’s consolidated financial statements.
18. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	669.8	584.8	672.6	456.3
Common stock equivalents	10.5	12.1	11.5	8.9
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	680.3	596.9	684.1	465.2

For the three months ended September 30, 2020 and 2019, stock options for 2.6 million and 1.2 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the nine months ended September 30, 2020 and 2019, stock options for 2.0 million and 1.1 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
19. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Nine Months Ended September 30,
(In millions)	2020	2019
Interest paid	$548	$149
Income taxes paid	143	155
Treasury stock purchases settled after the balance sheet date	—	10
Distribution of nonmonetary assets (see Notes 4 and 13)	726	—
Financed software arrangements	130	—

20. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In addition, the Company assumed certain legal proceedings in connection with the acquisition of First Data (see Note 4) primarily associated with its merchant business including claims related to alleged processing errors and a tax matter. In the second quarter of 2020, the Company resolved a matter with the Federal Trade Commission related to a U.S.-based wholesale independent sales organization resulting in a payment of $40 million, for which the Company previously had accrued. The Company maintained reserves of $27 million and $43 million at September 30, 2020 and December 31, 2019, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant business as described above. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is approximately $0 million to $60 million. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.0 billion and $2.0 billion at September 30, 2020 and December 31, 2019, respectively.

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
21. Related Party Transactions
Merchant Alliances
The Company maintains various ownership interests in merchant alliances and strategic investments in companies in related markets. At September 30, 2020, the Company had 16 affiliates, the most significant of which are related to the Company’s merchant bank alliance affiliates. A merchant alliance, as it pertains to investments accounted for under the equity method, is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the bank. A merchant alliance acquires credit and debit card transactions from merchants.
A significant portion of the Company’s business is conducted through merchant alliances between the Company and financial institutions. To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence but not control in an alliance, the Company uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method. Such fees totaled $47 million and $134 million for the three and nine months ended September 30, 2020, respectively, and $31 million for both the three and nine months ended September 30, 2019. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company had $36 million and $35 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively.

Effective July 1, 2020, the Company and Bank of America dissolved their BAMS joint venture, of which the Company maintained a 51% controlling ownership interest. Upon the dissolution of the operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The revenues and expenses of the BAMS joint venture were consolidated into the Company’s financial results through the date of dissolution. See Note 4 for additional information.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to the Lending Joint Ventures and Investment Services business (see Notes 4 and 8). Amounts transacted through these agreements totaled $16 million and $9 million during the three months ended September 30, 2020 and 2019, respectively, and $43 million and $27 million for the nine months ended September 30, 2020 and 2019, respectively, and were primarily recognized as processing and services revenue in the Company’s consolidated statements of income.
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
Operating results for each segment are presented below and include the results of First Data from July 29, 2019, the date of acquisition. Segment results for the three and nine months ended September 30, 2019 have been restated to reflect the Segment Realignment.

(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended September 30, 2020
Processing and services revenue	$1,256	$684	$1,203	$10	$3,153
Product revenue	198	43	184	208	633
Total revenue	$1,454	$727	$1,387	$218	$3,786
Operating income (loss)	$423	$265	$599	$(745)	$542
Three Months Ended September 30, 2019
Processing and services revenue	$867	$692	$1,002	$47	$2,608
Product revenue	145	43	151	181	520
Total revenue	$1,012	$735	$1,153	$228	$3,128
Operating income (loss)	$296	$223	$476	$(621)	$374
Nine Months Ended September 30, 2020
Processing and services revenue	$3,495	$2,032	$3,540	$51	$9,118
Product revenue	583	127	553	639	1,902
Total revenue	$4,078	$2,159	$4,093	$690	$11,020
Operating income (loss)	$985	$721	$1,712	$(2,082)	$1,336
Nine Months Ended September 30, 2019
Processing and services revenue	$867	$2,054	$2,160	$148	$5,229
Product revenue	145	137	306	325	913
Total revenue	$1,012	$2,191	$2,466	$473	$6,142
Operating income (loss)	$296	$647	$1,038	$(850)	$1,131

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following, many of which are, and will be, amplified by the COVID-19 pandemic: the duration and intensity of the COVID-19 pandemic; governmental and private sector responses to the COVID-19 pandemic and the impact of such responses on us; the impact of the COVID-19 pandemic on our employees, clients, vendors, operations and sales; the possibility that we may be unable to achieve expected synergies and operating efficiencies from the acquisition of First Data Corporation (“First Data”) within the expected time frames or at all or to successfully integrate the operations of First Data into our operations; such integration may be more difficult, time-consuming or costly than expected; profitability following the transaction may be lower than expected, including due to unexpected costs, charges or expenses resulting from the transaction; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; unforeseen risks relating to our liabilities or those of First Data may exist; our ability to meet expectations regarding the accounting and tax treatments of the transaction; our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the successful management of our merchant alliance program which involves several alliances not under our sole control; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; the failure of our vendors and merchants to satisfy their obligations; the successful management of credit and fraud risks in our business and merchant alliances; changes in local, regional, national and international economic or political conditions and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; and other factors identified in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019, and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:
•Overview. This section contains background information on our company and the services and products that we provide, acquisitions and dispositions, and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.
•Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2019 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2020 to the comparable periods in 2019.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at September 30, 2020.
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
Corporate and Other supports the reporting segments above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when we evaluate segment performance, such as gains or losses on sales of businesses, costs associated with acquisition and divestiture activity, and our Output Solutions postage reimbursements. Corporate and Other also includes the historical results of our Investment Services business, of which we sold a 60% controlling interest in February 2020, as well as transition services revenue associated with various dispositions.

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
On March 2, 2020, we acquired MerchantPro Express LLC (“MerchantPro”), an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands our merchant services business. On March 18, 2020, we acquired Bypass Mobile, LLC (“Bypass”), an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances our omni-commerce capabilities, enabling enterprise businesses to deliver a seamless customer experience that spans physical and digital channels. On May 11, 2020, we acquired Inlet, LLC (“Inlet”), a provider of secure digital delivery solutions for enterprise and middle-market billers’ invoices and statements. Inlet is included within the Payments segment and further enhances our digital bill payment strategy. We acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $45 million.
Dispositions
Effective July 1, 2020, we and Bank of America (“BANA”) dissolved the Banc of America Merchant Services joint venture (“BAMS” or the “joint venture”), of which we maintained a 51% controlling ownership interest. Upon the dissolution of the operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The remaining activities of the joint venture will consist of supporting the transition of the business to each party and an orderly wind down of remaining BAMS assets and liabilities. The revenues and expenses of the BAMS joint venture were consolidated into our financial results though the date of dissolution.

We will continue to provide merchant processing and related services to former BAMS clients allocated to BANA, at BAMS pricing, through June 2023. We will also provide processing and other support services to new BANA merchant clients pursuant to a five-year non-exclusive agreement which, after June 2023, will also apply to the former BAMS clients allocated to BANA. In addition, both companies are entitled to certain transition services, at fair value, from each other through June 2023.
On February 18, 2020, we completed the sale of a 60% controlling interest of our Investment Services business, which is reported within Corporate and Other following the Segment Realignment. We received pre-tax proceeds of $578 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with a related tax expense of $112 million. Following the transaction, we began accounting for our 40% retained interest of the Investment Services business as an equity method investment.
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

Our operating performance is subject to global economic and market conditions, as well as their impacts on levels of consumer spending. As a result of the COVID-19 pandemic and the related decline in global economic activity, we have experienced a significant decrease in payments volume and transactions that has negatively impacted our merchant acquiring and payment-related businesses, which earn transaction-based fees, as well as modest declines in other businesses. Merchant acquiring and payment volumes began to recover in May 2020 and continued to improve into July 2020, with stabilized growth rates thereafter. While these recent business trends demonstrated positive momentum, the uncertainty caused by the pandemic creates an economic environment where our future financial results remain difficult to anticipate.
In response to the COVID-19 pandemic, we have taken several actions since the onset of the pandemic to protect the health, safety and well-being of our employees while maintaining business continuity. These actions include, among others, requiring a majority of our employees to work remotely, limiting or suspending non-essential travel, suspending all non-essential visitors to our facilities, disinfecting facilities and workspaces extensively and frequently, providing personal protective equipment to associates and requiring employees who must be present at our facilities to adhere to a variety of safety protocols. In addition, we have expanded paid time-off for employees impacted by COVID-19, provided increased pay for certain employees involved in critical infrastructure who could not work remotely, and expanded our Fiserv Cares program to benefit employees in need around the world. We expect to continue such safety measures for the foreseeable future and may take further actions, or adapt these existing policies, as government authorities may require or recommend or as we may determine to be in the best interest of our employees, clients and vendors.
We have also taken several actions to manage discretionary costs including, among others, limiting third-party spending and the temporary suspension of certain employee-related benefits, including company matching contributions to the Fiserv 401(k) Savings Plan as well as the discount on shares purchased under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan for the remainder of 2020. In addition, we are reassessing and deferring certain capital expenditures that were originally planned for 2020. We will continue to monitor and assess developments related to COVID-19 and implement appropriate actions to minimize the risk to our operations of any material adverse developments. Ultimately, the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the COVID-19 pandemic; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our employees, clients, vendors, operations and sales, all of which are uncertain and cannot be predicted.
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

	Three Months Ended September 30,
	2020	2019	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2020	2019	$	%
Revenue:
Processing and services	$3,153	$2,608	83.3%	83.4%	$545	21%
Product	633	520	16.7%	16.6%	113	22%
Total revenue	3,786	3,128	100.0%	100.0%	658	21%
Expenses:
Cost of processing and services	1,387	1,204	44.0%	46.2%	183	15%
Cost of product	481	413	76.0%	79.4%	68	16%
Sub-total	1,868	1,617	49.3%	51.7%	251	16%
Selling, general and administrative	1,412	1,137	37.3%	36.3%	275	24%
Gain on sale of business	(36)	—	(1.0)%	—	(36)	n/m
Total expenses	3,244	2,754	85.7%	88.0%	490	18%
Operating income	542	374	14.3%	12.0%	168	45%
Interest expense, net	(174)	(164)	(4.6)%	(5.2)%	(10)	(6)%
Debt financing activities	—	49	—	1.6%	(49)	(100)%
Other income (expense)	13	(3)	0.3%	(0.1)%	16	n/m
Income before income taxes and income from investments in unconsolidated affiliates	381	256	10.1%	8.2%	125	49%
Income tax provision	(124)	(53)	(3.3)%	(1.7)%	(71)	(134)%
Income from investments in unconsolidated affiliates	19	22	0.5%	0.7%	(3)	n/m
Net income	276	225	7.3%	7.2%	51	23%
Less: net income attributable to noncontrolling interests	12	27	0.3%	0.9%	(15)	n/m
Net income attributable to Fiserv, Inc.	$264	$198	7.0%	6.3%	$66	33%
(1)Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Nine Months Ended September 30,
	2020	2019	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2020	2019	$	%
Revenue:
Processing and services	$9,118	$5,229	82.7%	85.1%	$3,889	74%
Product	1,902	913	17.3%	14.9%	989	108%
Total revenue	11,020	6,142	100.0%	100.0%	4,878	79%
Expenses:
Cost of processing and services	4,488	2,445	49.2%	46.8%	2,043	84%
Cost of product	1,467	755	77.1%	82.7%	712	94%
Sub-total	5,955	3,200	54.0%	52.1%	2,755	86%
Selling, general and administrative	4,193	1,821	38.0%	29.6%	2,372	130%
Gain on sale of businesses	(464)	(10)	(4.2)%	(0.2)%	(454)	n/m
Total expenses	9,684	5,011	87.9%	81.6%	4,673	93%
Operating income	1,336	1,131	12.1%	18.4%	205	18%
Interest expense, net	(535)	(279)	(4.9)%	(4.5)%	(256)	(92)%
Debt financing activities	—	(47)	—	(0.8)%	47	100%
Other income	34	—	0.3%	—	34	n/m
Income before income taxes and income from investments in unconsolidated affiliates	835	805	7.6%	13.1%	30	4%
Income tax provision	(176)	(144)	(1.6)%	(2.3)%	(32)	(22)%
Income from investments in unconsolidated affiliates	3	12	—	0.2%	(9)	(75)%
Net income	662	673	6.0%	11.0%	(11)	(2)%
Less: net income attributable to noncontrolling interests	4	27	—	0.4%	(23)	n/m
Net income attributable to Fiserv, Inc.	$658	$646	6.0%	10.5%	$12	2%
(1)Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended September 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2020	$1,454		$727		$1,387		$218	$3,786
2019	1,012		735		1,153		228	3,128
Revenue growth	$442		$(8)		$234		$(10)	$658
Revenue growth percentage	44%		(1)%		20%			21%
Operating income (loss):
2020	$423		$265		$599		$(745)	$542
2019	296		223		476		(621)	374
Operating income growth	$127		$42		$123		$(124)	$168
Operating income growth percentage	43%		19%		26%			45%
Operating margin:
2020	29.1%		36.4%		43.2%			14.3%
2019	29.2%		30.4%		41.3%			12.0%
Operating margin growth (1)	(10)	bps	600	bps	190	bps		230	bps

	Nine Months Ended September 30,
(In millions)	Acceptance	Fintech		Payments		Corporate and Other	Total
Total revenue:
2020	$4,078	$2,159		$4,093		$690	$11,020
2019	1,012	2,191		2,466		473	6,142
Revenue growth	$3,066	$(32)		$1,627		$217	$4,878
Revenue growth percentage	303%	(1)%		66%			79%
Operating income (loss):
2020	$985	$721		$1,712		$(2,082)	$1,336
2019	296	647		1,038		(850)	1,131
Operating income growth	$689	$74		$674		$(1,232)	$205
Operating income growth percentage	233%	11%		65%			18%
Operating margin:
2020	24.1%	33.4%		41.8%			12.1%
2019	29.2%	29.5%		42.1%			18.4%
Operating margin growth (1)	(510)	390	bps	(30)	bps		(630)	bps

(1)Represents the basis point growth or decline in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $658 million, or 21%, in the third quarter of 2020 and increased $4,878 million, or 79%, in the first nine months of 2020 compared to 2019, primarily driven by the incremental revenue from the First Data acquisition. The First Data acquisition, which was completed on July 29, 2019, contributed $771 million and $5,067 million of incremental revenue during the third quarter and first nine months of 2020, respectively, with $490 million and $3,114 million to the Acceptance segment, $236 million and $1,616 million to the Payments segment, and $45 million and $337 million to Corporate and Other, during the third quarter and first nine months of 2020, respectively. Conversely, dispositions reduced revenue by $59 million and $146 million in the third quarter and first nine months of 2020, respectively, compared to 2019.

Revenue in our Acceptance segment increased $442 million, or 44%, in the third quarter of 2020 and increased $3,066 million, or 303%, in the first nine months of 2020, respectively, driven by our acquisition of First Data. Incremental revenue from the First Data acquisition contributed 48% and 308% to Acceptance growth in the third quarter and first nine months of 2020, respectively. Revenue in our Acceptance segment, which earns transaction-based fees, was adversely affected in the last two weeks of March and throughout the second and third quarters of 2020 due to the economic impact of the COVID-19 pandemic. Merchant acquiring payment volumes began to recover in May 2020 and continued to improve into July 2020, with stabilized growth rates thereafter.
Revenue in our Fintech segment decreased $8 million and $32 million, in the third quarter and first nine months of 2020, respectively, or 1% in each period of 2020 compared to 2019. The disposition of our remittance solutions business in December 2019 reduced Fintech segment growth by 1% in both the third quarter and first nine months of 2020. Recurring revenue growth from higher processing volumes was offset by a reduction in termination fee revenue of 2.5% and 1.5% in the third quarter and first nine months of 2020, respectively.
Revenue in our Payments segment increased $234 million, or 20%, in the third quarter of 2020 and increased $1,627 million, or 66%, during the first nine months of 2020 compared to 2019. The First Data acquisition contributed $236 million and $1,616 million to the Payments segment while dispositions reduced revenue by $9 million and $11 million in the third quarter and first nine months of 2020, respectively.
Revenue at Corporate and Other decreased $10 million, or 4%, in the third quarter of 2020 and increased $217 million, or 46%, during the first nine months of 2020 compared to 2019. Postage revenue from the First Data acquisition contributed 20% and 71% to the Corporate and Other growth in the third quarter and first nine months of 2020, respectively, while the disposition of a 60% controlling interest of our Investment Services business reduced revenue by 18% and 22% in the third quarter and first nine months of 2020, respectively.
Total Expenses
Total expenses increased $490 million, or 18%, in the third quarter of 2020 and increased $4,673 million, or 93%, in the first nine months of 2020 compared to 2019. Total expenses as a percentage of total revenue decreased to 85.7% in the third quarter of 2020 and increased to 87.9% in the first nine months of 2020. Total expenses in 2020 include the expenses of First Data, which include acquired intangible asset amortization, resulting in the overall significant increase in expenses compared to 2019. Total expenses were reduced by a $428 million gain on sale of a 60% interest of our Investment Services business in February 2020 and a $36 million gain on the dissolution of BAMS in July 2020.
Cost of processing and services as a percentage of processing and services revenue decreased to 44.0% in the third quarter of 2020 compared to 46.2% in the third quarter of 2019 and increased to 49.2% in the first nine months of 2020 compared to 46.8% in the first nine months of 2019. Expense management in our recurring revenue businesses favorably impacted cost of processing and services as a percentage of processing and services revenue in 2020. Conversely, cost of processing and services as a percentage of processing and services revenue increased in the third quarter and the first nine months by approximately 200 basis points and 270 basis points, respectively, from integration-related expenses associated with the First Data acquisition, including $35 million and $115 million of accelerated depreciation and amortization associated with the termination of certain vendor contracts in the respective periods, and by approximately 200 basis points in the first nine months of 2020 from incremental First Data acquisition intangible amortization.
Cost of product as a percentage of product revenue decreased to 76.0% in the third quarter of 2020 compared to 79.4% in the third quarter of 2019 and decreased to 77.1% in the first nine months of 2020 compared to 82.7% in the first nine months of 2019 due to the First Data acquisition.
Selling, general and administrative expenses as a percentage of total revenue increased to 37.3% in the third quarter of 2020 compared to 36.3% in the third quarter of 2019 and increased to 38.0% in the first nine months of 2020 compared to 29.6% in the first nine months of 2019. Incremental acquired intangible asset amortization from the First Data acquisition increased selling, general and administrative expenses as a percentage of total revenue by approximately 350 basis points and 800 basis points in the third quarter and first nine months of 2020, respectively. For the third quarter of 2020, this increase was partially offset by synergy related cost reductions. For the first nine months of 2020, the remaining increase in selling, general and administrative expenses as a percentage of total revenue was due to increased costs associated with the First Data acquisition, including integration related expenses.
The gains on sale of businesses in 2020 resulted from a gain of $428 million on the sale of a 60% interest of our Investment Services business in February 2020 and a $36 million gain on the dissolution of BAMS in July 2020. The gain on sale of business of $10 million in the first nine months of 2019 resulted from contingent consideration received related to the sale of a 55% interest of our Lending Solutions business.

Operating Income and Operating Margin
Total operating income increased $168 million, or 45%, in the third quarter of 2020 and increased $205 million, or 18%, in the first nine months of 2020 compared to 2019. Total operating margin increased to 14.3% in the third quarter of 2020 and decreased to 12.1% in the first nine months of 2020 compared to 2019.

Operating income in our Acceptance segment increased $127 million, or 43%, in the third quarter of 2020 and increased $689 million, or 233%, in the first nine months of 2020 compared to 2019, driven by our acquisition of First Data. Operating margin was relatively consistent with the third quarter of 2019 at 29.1% and decreased 510 basis points to 24.1% in the first nine months of 2020 compared to 2019. Operating income in our Acceptance segment, which earns transaction-based fees, was adversely affected in the last two weeks of March and throughout the second and third quarters due to the economic impact of the COVID-19 pandemic. Merchant acquiring payment volumes and related operating income began to recover in May 2020 and continued to improve into July 2020, with stabilized growth rates thereafter.
Operating income in our Fintech segment increased $42 million, or 19%, in the third quarter of 2020 and increased $74 million, or 11%, in the first nine months of 2020 compared to 2019. Operating margin increased 600 basis points to 36.4% in the third quarter of 2020 and increased 390 basis points to 33.4% in the first nine months of 2020 compared to 2019. The improvement in the Fintech segment operating margin was driven by expense management across the segment, including technology and vendor synergy savings of 370 basis points and 210 basis points and additional expense reductions attributable to COVID-19 of 150 basis points and 130 basis points in the third quarter and first nine months of 2020, respectively.
Operating income in our Payments segment increased $123 million, or 26%, in the third quarter of 2020 and increased $674 million, or 65%, in the first nine months of 2020 compared to 2019. Operating margin increased 190 basis points to 43.2% in the third quarter of 2020 and decreased 30 basis points to 41.8% in the first nine months of 2020 compared to 2019. The increase in operating income and decrease in operating margin in the first nine months of 2020 was driven by the integration of First Data results into this combined operating segment in 2020. In addition, the operating margin in the third quarter of 2020 benefited from synergy related cost reductions.
The operating loss in Corporate and Other increased $124 million in the third quarter of 2020 and increased $1,232 million in the first nine months of 2020 compared to 2019. The increase in Corporate and Other operating loss was primarily due to the acquisition of First Data, including incremental amortization of acquired intangible assets of $108 million and $1,065 million in the third quarter and first nine months of 2020, respectively, incremental acquisition and related integration costs of $42 million and $449 million in the third quarter and first nine months of 2020, respectively, and other First Data related corporate expenses. Corporate and Other was favorably impacted by a $428 million gain on the sale of a 60% interest of our Investment Services business in the first nine months of 2020 and a $36 million gain on the dissolution of BAMS in both the third quarter and first nine months of 2020.
Interest Expense, Net
Interest expense, net increased $10 million, or 6%, in the third quarter of 2020 and increased $256 million, or 92%, in the first nine months of 2020 compared to 2019 primarily due to the June 2019 issuance of $9.0 billion of fixed-rate senior notes, the July 2019 issuance of €1.5 billion and £1.05 billion of fixed-rate senior notes and the term loan borrowings that were incurred for the purpose of funding the repayment of certain indebtedness of First Data and its subsidiaries on the closing date of the acquisition.
Debt Financing Activities
In connection with the definitive merger agreement entered into on January 16, 2019 to acquire First Data, we entered into a bridge facility commitment letter providing for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $17.0 billion for the purpose of refinancing certain indebtedness of First Data on the closing date of the acquisition. We recorded $2 million and $98 million of expense during the third quarter and first nine months of 2019, respectively, associated with such bridge term loan facility and other refinancing and related activities in connection with the acquisition of First Data. In addition, during the three and nine months ended September 30, 2019, we recorded $50 million of net foreign currency transaction gains related to our foreign currency-denominated debt.
Other Income (Expense)
Other income increased $16 million in the third quarter of 2020 and increased $34 million in the first nine months of 2020 compared to 2019. Other income includes $19 million in both the third quarter and first nine months of 2020 related to a pre-tax gain on the sale of certain lease receivables. In addition, other income (expense) includes net foreign currency transaction gains and losses, as well as amounts related to the release of risk under our non-contingent guarantee arrangements and changes in the provision of estimated credit losses associated with certain indebtedness of the Lending Joint Ventures.

Income Tax Provision
Income tax provision as a percentage of income before income from investments in unconsolidated affiliates was 32.5% and 20.7% in the third quarter of 2020 and 2019, respectively, and was 21.1% and 17.9% in the first nine months of 2020 and 2019, respectively. The effective rate in the third quarter of 2020 includes a $32 million revaluation of certain net deferred tax liabilities as a result of an increase in the United Kingdom corporate income tax rate from 17% to 19% in the quarter. The effective rate in the first nine months of 2020 also includes $112 million of income tax expense associated with the $428 million gain on the sale of a 60% interest of our Investment Services business. The effective rate in the first nine months of 2019 includes discrete benefits due to a loss from subsidiary restructuring.
Income from Investments in Unconsolidated Affiliates
Our share of net income from affiliates accounted for using the equity method of accounting, including merchant bank alliance affiliates from the acquisition of First Data, is reported as income from investments in unconsolidated affiliates and the related tax expense is reported within the income tax provision in the consolidated statements of income. Income from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $19 million and $22 million in the third quarter of 2020 and 2019, respectively, and was $3 million and $12 million in the first nine months of 2020 and 2019, respectively.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, of $12 million and $4 million in the third quarter and first nine months of 2020, respectively, and $27 million for both the third quarter and first nine months of 2019, relates to our consolidated alliance partners obtained through the acquisition of First Data.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $0.39 and $0.33 in the third quarter of 2020 and 2019, respectively, and was $0.96 and $1.39 in the first nine months of 2020 and 2019, respectively. Net income attributable to Fiserv, Inc. per share-diluted in the first nine months of 2020 included integration costs and acquired intangible asset amortization from the application of purchase accounting associated with the acquisition of First Data, as well as gains from the sale of a 60% interest of our Investment Services business in February 2020 and the dissolution of BAMS in July 2020. Net income attributable to Fiserv, Inc. per share-diluted in the third quarter and first nine months of 2019 included transaction costs and financing activities associated with the acquisition of First Data.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $937 million and available borrowings under our revolving credit facility of $3.2 billion at September 30, 2020.
The following table summarizes our operating cash flow and capital expenditure amounts for the nine months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2020	2019	$	%
Net income	$662	$673	$(11)
Depreciation and amortization	2,472	978	1,494
Net foreign currency gain on financing activities	—	(50)	50
Share-based compensation	286	121	165
Deferred income taxes	(125)	26	(151)
Gain on sale of businesses	(464)	(10)	(454)
Income from investments in unconsolidated affiliates	(3)	(12)	9
Settlement of interest rate hedge contracts	—	(183)	183
Distributions from unconsolidated affiliates	12	6	6
Non-cash impairment charges	44	—	44
Net changes in working capital and other	77	68	9
Operating cash flow	$2,961	$1,617	$1,344	83%
Capital expenditures	$689	$431	$258	60%
Our net cash provided by operating activities, or operating cash flow, was $3.0 billion in the first nine months of 2020, an increase of 83% compared with $1.6 billion in the first nine months of 2019. This increase was primarily attributable to the acquisition of First Data. Net cash provided by operating activities in the first nine months of 2019 included a payment of $183 million associated with the settlement of treasury lock agreements related to refinancing certain indebtedness assumed as part of the First Data acquisition.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 6% of our total revenue for both the first nine months of 2020 and 2019.
Share Repurchases
We purchased $1.4 billion and $156 million of our common stock during the first nine months of 2020 and 2019, respectively. In 2019, we deferred share repurchases as of January 16, 2019 until the close of the First Data acquisition. As of September 30, 2020, we had approximately 7.5 million shares remaining under our current repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
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
On March 2, 2020, we acquired MerchantPro, an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands our merchant services business. On March 18, 2020, we acquired Bypass, an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances our omni-commerce capabilities, enabling enterprise businesses to deliver a seamless customer experience that spans physical and digital channels. On May 11, 2020, we acquired Inlet, a provider of secure digital delivery solutions for enterprise and middle-market billers’ invoices and statements. Inlet is included within the Payments segment and further enhances our digital bill payment strategy. We acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $45 million.
Dispositions
Effective July 1, 2020, we and Bank of America (“BANA”) dissolved the Banc of America Merchant Services joint venture (“BAMS” or the “joint venture”), of which we maintained a 51% controlling ownership interest. Upon the dissolution of the operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The remaining activities of the joint venture will consist of supporting the transition of the business to each party and an orderly wind down of remaining BAMS assets and liabilities. The revenues and expenses of the BAMS joint venture were consolidated into our financial results through the date of consolidation.

We will continue to provide merchant processing and related services to former BAMS clients allocated to BANA, at BAMS pricing, through June 2023. We will also provide processing and other support services to new BANA merchant clients pursuant to a five-year non-exclusive agreement which, after June 2023, will also apply to the former BAMS clients allocated to BANA. In addition, both companies are entitled to certain transition services, at fair value, from each other through June 2023.
On February 18, 2020, we completed the sale of a 60% controlling interest of our Investment Services business. We received pre-tax proceeds of $578 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with a related tax expense of $112 million. The net proceeds from the sale were primarily used to repurchase shares of our common stock.

Indebtedness

(In millions)	September 30, 2020	December 31, 2019
Short-term and current maturities of long-term debt:
Lines of credit	$121	$150
Finance lease and other financing obligations	244	137
Total short-term and current maturities of long-term debt	$365	$287

Long-term debt:
2.7% senior notes due 2020	$—	$850
4.75% senior notes due 2021	400	400
3.5% senior notes due 2022	700	700
3.8% senior notes due 2023	1,000	1,000
0.375% senior notes due 2023	584	559
2.75% senior notes due 2024	2,000	2,000
3.85% senior notes due 2025	900	900
2.25% senior notes due 2025	676	687
3.2% senior notes due 2026	2,000	2,000
1.125% senior notes due 2027	584	559
2.25% senior notes due 2027	1,000	—
4.2% senior notes due 2028	1,000	1,000
3.5% senior notes due 2029	3,000	3,000
1.625% senior notes due 2030	584	559
2.65% senior notes due 2030	1,000	—
3.0% senior notes due 2031	676	687
4.4% senior notes due 2049	2,000	2,000
Receivable securitized loan	500	500
Term loan facility	1,750	3,950
Unamortized discount and deferred financing costs	(161)	(160)
Revolving credit facility	219	174
Finance lease and other financing obligations	482	247
Total long-term debt	$20,894	$21,612
At September 30, 2020, our debt consisted primarily of $18.1 billion of fixed-rate senior notes, $219 million of borrowings on our revolving credit facility and $1.8 billion of variable rate term loans. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our foreign currency-denominated senior notes is paid annually. Interest on our revolving credit facility is paid weekly, or more frequently on occasion, and interest on our term loans is paid monthly. Our 4.75% senior notes due in June 2021 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis and the ability to do so under our revolving credit facility, which expires in September 2023.
During the first nine months of September 30, 2020, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. As described below, the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
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
Variable Rate Debt
At September 30, 2020, we had $2.5 billion of variable rate debt, which included $1.8 billion of outstanding term loan borrowings and $500 million under our accounts receivable securitization facility, as described below, and certain foreign and other lines of credit. In addition, we maintain a $3.5 billion revolving credit facility with a syndicate of banks. There were $219 million of outstanding borrowings on the revolving credit facility at September 30, 2020. Outstanding borrowings under the term loan and revolving credit facility bear interest at a variable rate based on LIBOR or on a base rate, plus a specified margin based on our long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility, which matures in September 2023. The outstanding principal balance on the term loan of $1.8 billion is due at maturity in July 2024. The variable interest rate was 1.18% on the revolving credit facility borrowings and 1.40% on the term loan borrowings at September 30, 2020. The revolving credit facility and the term loan contain various, substantially similar, restrictions and covenants that require us, among other things, to: (i) limit our consolidated indebtedness as of the end of each fiscal quarter to either four times or four and one-half times our consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) for a specified period following certain acquisitions and (ii) maintain consolidated EBITDA of at least three times our consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. In November 2019, we elected to increase the permitted leverage ratio to four times our consolidated EBITDA through June 30, 2020, with the leverage ratio decreasing to three and one-half times consolidated EBITDA thereafter.
Foreign Lines of Credit
In connection with the acquisition of First Data, we assumed certain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with our international operations and are in various functional currencies, the most significant of which are the Australian dollar, Polish zloty and Argentine peso. We had amounts outstanding on these lines of credit totaling $121 million at a weighted-average interest rate of 15.8% at September 30, 2020.
Receivable Securitized Loan
In connection with the acquisition of First Data, we acquired a consolidated wholly-owned subsidiary, First Data Receivables, LLC (“FDR”). FDR is a party to certain receivables financing arrangements, including an agreement (“Receivables Financing Agreement”) with certain financial institutions and other persons from time to time party thereto as lenders and group agents, pursuant to which certain of our wholly-owned subsidiaries have agreed to transfer and contribute receivables to FDR, and FDR in turn may obtain borrowings from the financial institutions and other lender parties to the Receivables Financing Agreement secured by liens on those receivables. FDR’s assets are not available to satisfy the obligations of any other of our entities or affiliates, and FDR’s creditors would be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to us. The receivables held by FDR are recorded within trade accounts receivable, net in our consolidated balance sheets. At September 30, 2020, FDR held $799 million in receivables as part of the securitization program. The maximum borrowing capacity, subject to collateral availability, under the Receivables Financing Agreement at September 30, 2020 was $646 million. FDR utilized the receivables as collateral in borrowings of $500 million, at an average interest rate of 1.00%, at September 30, 2020. The term of the Receivables Financing Agreement is through July 2022.
Cash and Cash Equivalents
Investments (other than those included in settlement assets) with original maturities of three months or less that are readily convertible to cash are considered to be cash equivalents. At September 30, 2020 and December 31, 2019, we held $937 million and $893 million in cash and cash equivalents, respectively.
The table below details the cash and cash equivalents at:

	September 30, 2020			December 31, 2019
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$335	$184	$519	$383	$208	$591
Unavailable (1)	151	267	418	130	172	302
Total	$486	$451	$937	$513	$380	$893
(1)Represents cash held primarily by our joint ventures that is not available to fund operations outside of those entities unless the Board of Directors for said entities declares a dividend, as well as cash held by certain other entities that are subject to foreign exchange controls in certain countries or regulatory capital requirements.
Employee Termination Costs
In connection with the acquisition of First Data, we continue to implement certain integration plans focused on reducing our overall cost structure, including reducing vendor spend and eliminating duplicate costs. We recorded $28 million and $105 million of employee termination costs related to severance and other separation costs for terminated employees in connection with the acquisition of First Data during the three and nine months ended September 30, 2020, respectively. Accrued employee severance and other separation costs of $25 million at September 30, 2020 are expected to be paid within the next twelve months. We continue to evaluate operating efficiencies and anticipate incurring additional costs in connection with these activities but are unable to estimate those amounts at this time as such plans are not yet finalized.
Impact of COVID-19
The COVID-19 pandemic has created significant uncertainty as to general global economic and market conditions for the remainder of 2020 and beyond. We believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The ability to continue to service debt and meet lease and other obligations as they come due is dependent on our continued ability to generate earnings and cash flows. A lack of continued recovery or further deterioration in economic and market conditions could materially affect our future access to our sources of liquidity, particularly our cash flows from operations.
We engage in regular communication with the banks that participate in our revolving credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. We periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services, and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote. As evidenced by our May 2020 senior notes offering described above, the long-term debt markets have historically provided us with a source of liquidity. Although we do not currently anticipate an inability to obtain financing from long-term debt markets in the future, the COVID-19 pandemic could make financing more difficult and/or expensive to obtain. Our ability to access the long-term debt markets on favorable interest rate and other terms also depends on the ratings assigned by the credit rating agencies to our indebtedness. As of September 30, 2020, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. and BBB with a stable outlook from Standard & Poor’s Rating Services. In the event that the ratings of our outstanding long-term debt securities were substantially lowered or withdrawn for any reason, or if the ratings assigned to any new issue of long-term debt securities were significantly lower than those noted above, particularly if we no longer had investment grade ratings, our ability to access the debt markets may be adversely affected and our interest expense would increase under the terms of certain of our long-term debt securities.
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
Interest Rate Risk
We manage our debt structure and interest rate risk through the use of fixed- and variable-rate debt. Based on our outstanding debt balances and interest rates at September 30, 2020, a 1% increase in variable interest rates would increase annual interest expense by approximately $26 million.

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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations to the extent they are conducted in local currency. During the three and nine months ended September 30, 2020, approximately 14% and 13%, respectively, of our total revenue was generated outside the U.S. The major currencies to which our revenues are exposed are the Euro, the British Pound, the Indian Rupee and the Argentine Peso. A movement of 10% in foreign currency rates against the U.S. dollar relative to the currencies in which our revenue and profits are denominated at September 30, 2020 would have resulted in an increase or decrease in our reported pre-tax income of approximately $12 million as follows:

(In millions)	Nine Months Ended September 30, 2020
Euro	$1
British Pound	3
Argentine Peso	3
Other	5
Total increase or decrease	$12
We have entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to our operating costs in India. At September 30, 2020, the notional amount of these derivatives was approximately $206 million. In addition, we designated our foreign currency-denominated senior notes as net investment hedges to reduce exposure to changes in the value of our net investments in certain foreign subsidiaries due to changes in foreign currency exchange rates.
Refer to Item 1A in Part II of this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has since continued to spread and negatively impact the economy of the United States and other countries around the world. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken actions to prevent the spread of COVID-19, such as imposing travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations. Accordingly, the pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets during 2020.
Our operating performance is subject to global economic and market conditions, as well as their impacts on levels of consumer spending. As a result of the COVID-19 pandemic and the related decline in global economic activity, our operating performance, primarily within our merchant acquiring and payment-related businesses, which earn transaction-based fees, has been adversely affected. The pandemic may continue to negatively impact transaction volumes, create economic uncertainty, reduce economic activity, increase unemployment and cause a decline in consumer and business confidence, and could in the future further negatively impact the demand for our products and services, including merchant acquiring and payment processing and the sales and implementation of information technology projects. Ultimately, the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our employees, clients, vendors, operations and sales, all of which are uncertain and cannot be predicted.
Additional factors that could negatively impact us include:
•payment processing risks associated with disruptions to merchant activity and business failures including chargeback risk. As an unprecedented number of merchants have been required to suspend their operations, there may be an increase in consumer chargebacks associated with processed transactions that merchant clients have submitted but have not fulfilled. Merchants may be unable to fund these chargebacks, potentially resulting in losses to us;
•client payment risks. Clients may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. If clients cease operations or file for bankruptcy protection, we may experience lower revenue and earnings and have greater exposure to future transaction declines;
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption given increased online banking, e-commerce and other online activity;
•disruption to our supply chain and third-party delivery service providers if the factories that manufacture our products or facilities that support our operations are disrupted, temporarily closed or experience workforce shortages. We could experience hardware shortages of point-of-sale devices manufactured in China as well as workforce shortages at our and third-party customer support, software development or technology hosting facilities, including those in India where the government has instituted broad stay at home orders;
•increased risk of failing to meet client contractual obligations, including due to government orders or other restrictions that limit or prohibit us from providing client-facing services from regular service locations or the failure of our business continuity plans, which could cause loss of revenue, contractual penalties or potential legal disputes and associated costs;
•challenges to the availability and reliability of our solutions and services due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases occurring at our data centers, contact centers or operations centers, affecting our employees or affecting the systems or employees of our clients or other third parties on which we depend.

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
The COVID-19 pandemic continues to evolve and we do not yet know the full extent of potential impacts on our business or the global economy as a whole. The extent to which the pandemic or any resulting worsening of the global business and economic environment adversely impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and intensity of the COVID-19 pandemic (including whether there are continued waves of infections), the actions to contain the pandemic or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. These factors may remain prevalent for a significant period of time. Even after the pandemic subsides, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including due to a continued or prolonged recession in the U.S. or other major economies.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2020	—	$—	—	7,486,000
August 1-31, 2020	—	—	—	7,486,000
September 1-30, 2020	—	—	—	7,486,000
Total	—		—
(1)On August 8, 2018, our board of directors authorized the purchase of up to 30.0 million shares of our common stock. This authorization does not expire.
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
_______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	October 28, 2020	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer and Treasurer

Date:	October 28, 2020	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer