Form 10-Q
period 2021-03-31
FISERV INC
filed 2021-04-28
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2021, there were 666,769,382 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Processing and services (1)	$3,054	$3,075
Product	701	694
Total revenue	3,755	3,769
Expenses:
Cost of processing and services	1,397	1,635
Cost of product	510	532
Selling, general and administrative	1,373	1,404
Gain on sale of business	—	(431)
Total expenses	3,280	3,140
Operating income	475	629
Interest expense, net	(176)	(187)
Other income	21	20
Income before income taxes and income (loss) from investments in unconsolidated affiliates	320	462
Income tax provision	(18)	(79)
Income (loss) from investments in unconsolidated affiliates	16	(6)
Net income	318	377
Less: net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	14	(15)
Net income attributable to Fiserv, Inc.	$304	$392

Net income attributable to Fiserv, Inc. per share – basic	$0.45	$0.58
Net income attributable to Fiserv, Inc. per share – diluted	$0.45	$0.57

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	668.6	678.1
Diluted	679.9	691.2
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $58 million and $57 million for the three months ended March 31, 2021 and 2020, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$318	$377
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income tax (provision) benefit of ($0 million) and $3 million	1	(8)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax benefit of $0 million and $0 million	(2)	(1)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense, net of income tax provision of $1 million and $1 million	4	4
Unrealized gain on defined benefit pension plans, net of income tax provision of $0 million	1	—
Foreign currency translation	(162)	(638)
Total other comprehensive loss	(158)	(643)
Comprehensive income (loss)	$160	$(266)
Less: net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	14	(15)
Plus: other comprehensive loss attributable to noncontrolling interests	(9)	(12)
Comprehensive income (loss) attributable to Fiserv, Inc.	$155	$(239)
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$831	$906
Trade accounts receivable, less allowance for doubtful accounts	2,617	2,482
Prepaid expenses and other current assets	1,251	1,310
Settlement assets	11,741	11,521
Total current assets	16,440	16,219
Property and equipment, net	1,646	1,628
Customer relationships, net	11,171	11,603
Other intangible assets, net	3,824	3,755
Goodwill	36,380	36,322
Contract costs, net	726	692
Investments in unconsolidated affiliates	3,037	2,756
Other long-term assets	1,616	1,644
Total assets	$74,840	$74,619
Liabilities and Equity
Accounts payable and accrued expenses	$3,243	$3,186
Short-term and current maturities of long-term debt	366	384
Contract liabilities	555	546
Settlement obligations	11,741	11,521
Total current liabilities	15,905	15,637
Long-term debt	20,838	20,300
Deferred income taxes	4,289	4,389
Long-term contract liabilities	190	187
Other long-term liabilities	773	777
Total liabilities	41,995	41,290
Commitments and Contingencies (see Note 18)
Redeemable Noncontrolling Interests	259	259
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800.0 million shares authorized; 789.6 million shares issued	8	8
Additional paid-in capital	23,522	23,643
Accumulated other comprehensive loss	(536)	(387)
Retained earnings	13,745	13,441
Treasury stock, at cost, 123.0 million and 120.5 million shares	(4,888)	(4,375)
Total Fiserv, Inc. shareholders’ equity	31,851	32,330
Noncontrolling interests	735	740
Total equity	32,586	33,070
Total liabilities and equity	$74,840	$74,619
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$318	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	276	279
Amortization of acquisition-related intangible assets	521	553
Amortization of financing costs and debt discounts	13	12
Share-based compensation	66	108
Deferred income taxes	(70)	(57)
Gain on sale of business	—	(431)
(Income) loss from investments in unconsolidated affiliates	(16)	6
Distributions from unconsolidated affiliates	3	11
Non-cash impairment charge	6	—
Other operating activities	(18)	—
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(129)	200
Prepaid expenses and other assets	(39)	6
Contract costs	(92)	(96)
Accounts payable and other liabilities	102	(88)
Contract liabilities	11	8
Net cash provided by operating activities	952	888
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(234)	(246)
Proceeds from sale of business	—	584
Payments for acquisition of businesses, net of cash acquired	(281)	(110)
Distributions from unconsolidated affiliates	32	36
Purchases of investments	(227)	—
Other investing activities	2	—
Net cash (used in) provided by investing activities	(708)	264
Cash flows from financing activities:
Debt proceeds	2,182	1,832
Debt repayments	(1,725)	(2,040)
Short-term borrowings, net	(56)	7
Proceeds from issuance of treasury stock	43	48
Purchases of treasury stock, including employee shares withheld for tax obligations	(742)	(970)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(10)	(26)
Other financing activities	(3)	15
Net cash used in financing activities	(311)	(1,134)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(17)
Net change in cash, cash equivalents and restricted cash	(75)	1
Cash, cash equivalents and restricted cash, beginning balance	919	933
Cash, cash equivalents and restricted cash, ending balance	$844	$934
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a controlling financial interest. Control is normally established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within income (loss) from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest in an entity of between 20% and 50%. All intercompany transactions and balances have been eliminated in consolidation.
The Company maintains majority controlling interests in certain entities, mostly related to consolidated merchant alliances (see Note 19). Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets and reflect the minority shareholders’ share of the consolidated subsidiaries net carrying value. Noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control are presented outside of equity and are carried at their estimated redemption value if it exceeds the initial carrying value of the redeemable interest (see Note 10).
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
Risks and Uncertainties
Since early 2020, the world has been, and continues to be, impacted by the novel strain of the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic, and various measures imposed by the governments of many countries, states, cities and other geographic regions to prevent its spread, have negatively impacted global economic and market conditions, including levels of consumer and business spending. Consequently, the Company’s operating performance, primarily within its merchant acquiring and payment-related businesses, which earn transaction-based fees, has been adversely affected, and may continue to be adversely affected, by the economic impact of the COVID-19 pandemic. The Company has continued to assess the impact of the COVID-19 pandemic on its consolidated financial statements and has determined that there have been no material changes to the significant accounting policies, including estimates and assumptions made by management, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company will continue to monitor developments related to the COVID-19 pandemic; however, the extent to which the COVID-19 pandemic may impact the Company’s future operational and financial performance remains uncertain and cannot be predicted. Changing conditions may also affect the estimates and assumptions made by management and may result in an impairment or other charge that, if incurred, could have a material adverse impact on the Company’s results of operations, total assets and total equity in the period recognized. Events and changes in circumstances arising subsequent to March 31, 2021, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost in the consolidated balance sheets, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory or other requirements are included in other long-term assets in the consolidated balance sheets and totaled $13 million at each of March 31, 2021 and December 31, 2020, respectively.
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $50 million and $48 million at March 31, 2021 and December 31, 2020, respectively.
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
Reserve for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. Collateral held by the Company is classified within settlement assets and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company experiences some level of losses due to merchant defaults.
The aggregate merchant credit losses, included within cost of processing and services in the consolidated statements of income, incurred by the Company was $22 million and $30 million for the three months ended March 31, 2021 and 2020, respectively. The amount of collateral held by the Company was $1.9 billion and $1.2 billion at March 31, 2021 and December 31, 2020, respectively. The Company maintains reserves for merchant credit losses that are expected to exceed the amount of collateral held. The reserves include an estimated amount for anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company (“IBNR Reserve”), as well as an allowance on refunded amounts to cardholders that have not yet been collected from the merchants. The IBNR Reserve, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, is based primarily on the Company’s historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. The aggregate merchant credit loss reserve, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets, was $60 million and $59 million at March 31, 2021 and December 31, 2020, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s reportable segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2020 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic on certain of the Company’s businesses acquired and recorded at fair value through the acquisition of First Data Corporation (“First Data”) in July 2019, such as an increased duration and intensity of the pandemic and/or government-imposed shutdowns, prolonged economic downturn or recession, or lack of governmental support for recovery, could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through March 31, 2021.
Other Investments
The Company maintains investments in various equity securities without a readily determinable fair value. Such investments totaled $117 million and $160 million at March 31, 2021 and December 31, 2020, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. When such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a change in fair value are included within other income in the consolidated statements of income for the period. During the three months ended March 31, 2021, the Company remeasured its equity interest in Ondot Systems, Inc. (“Ondot”) to fair value upon acquiring a remaining ownership interest in January 2021, resulting in the recognition of a pre-tax gain of $12 million (see Note 4). Other adjustments made to the values recorded for these equity securities during the three months ended March 31, 2021 and 2020 were not significant.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended March 31,
(In millions)	2021	2020
Interest expense	$177	$189
Interest income	1	2
Interest expense, net	$176	$187

2. Recent Accounting Pronouncements
In 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”), which clarifies certain interactions between the guidance to account for certain equity securities, investments under the equity method of accounting, and forward contracts or purchased options to purchase securities under Topic 321, Topic 323 and Topic 815. For public entities, ASU 2020-01 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2020-01 effective January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.
In 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which introduces a number of amendments that are designed to simplify the application of accounting for income taxes. Such amendments include removing certain exceptions for intraperiod tax allocation, interim reporting when a year-to-date loss exceeds the anticipated loss, reflecting the effect of an enacted change in tax laws or rates in the annual effective tax rate and recognition of deferred taxes related to outside basis differences for ownership changes in investments. ASU 2019-12 also provides clarification related to when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. In addition, ASU 2019-12 provides guidance on the recognition of a franchise tax (or similar tax) that is partially based on income as an income-based tax and accounting for any incremental amount incurred as a non-income-based tax. For public entities, ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment. Additional information regarding the Company’s business segments is included in Note 20. The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated outside the United States comprising approximately 13% of total revenue in each of the three months ended March 31, 2021 and 2020.

(In millions)	Reportable Segments
Three Months Ended March 31, 2021	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,178	$378	$1,077	$12	$2,645
Hardware, print and card production	190	11	232	—	433
Professional services	9	111	63	—	183
Software maintenance	—	139	2	—	141
License and termination fees	10	38	13	—	61
Output solutions postage	—	—	—	205	205
Other	10	59	18	—	87
Total Revenue	$1,397	$736	$1,405	$217	$3,755

(In millions)	Reportable Segments
Three Months Ended March 31, 2020	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,183	$351	$1,090	$25	$2,649
Hardware, print and card production	193	12	192	—	397
Professional services	3	112	57	1	173
Software maintenance	—	141	1	2	144
License and termination fees	6	46	22	—	74
Output solutions postage	—	—	—	236	236
Other	16	56	24	—	96
Total Revenue	$1,401	$718	$1,386	$264	$3,769

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	March 31, 2021	December 31, 2020
Contract assets	$479	$433
Contract liabilities	745	733
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $192 million of revenue during the three months ended March 31, 2021 that was included in the contract liability balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at March 31, 2021:

(In millions)
Year Ending December 31,
Remainder of 2021	$1,505
2022	1,750
2023	1,449
2024	1,076
Thereafter	1,936

The Company applies the optional exemption under Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) and does not disclose information about remaining performance obligations for account- and transaction-based processing fees that qualify for recognition under the as-invoiced practical expedient. These multi-year contracts contain variable consideration for stand-ready performance obligations for which the exact quantity and mix of transactions to be processed are contingent upon the customer’s request. The Company also applies the optional exemptions under ASC 606 and does not disclose information for variable consideration that is a sales-based or usage-based royalty promised in exchange for a license of intellectual property or that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service in a series. The amounts disclosed above as remaining performance obligations consist primarily of fixed or monthly minimum processing fees and maintenance fees under contracts with an original expected duration of greater than one year.
4. Acquisitions and Dispositions
Acquisition of Ondot
On January 22, 2021, the Company acquired a remaining ownership interest in Ondot, a digital experience platform provider for financial institutions, for approximately $270 million, net of $13 million of acquired cash. The Company previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $12 million included within other income in the consolidated statement of income during the three months ended March 31, 2021. Ondot is included within the Payments segment and further expands the Company’s digital capabilities, enhancing its suite of integrated payments, banking and merchant solutions.

The preliminary allocation of purchase price recorded for Ondot was as follows:

(In millions)
Cash and cash equivalents	$13
Receivables and other assets	13
Intangible assets	92
Goodwill	210
Payables and other accrued liabilities	(23)
Total consideration	$305
Less: Fair value of previously held equity interest	(22)
Total purchase price	$283

The allocation of the purchase price above is preliminary and subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, not deductible for tax purposes, is primarily attributed to the anticipated value created by the combined scale of integrated digital solutions to consumers, merchants, acquirers, networks and card issuers. The preliminary amounts allocated to identifiable intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$60	6 years
Customer relationships	20	10 years
Non-compete agreements and other	12	3 years
Total	$92	7 years

The results of operations for Ondot are included in the consolidated results of the Company from the date of acquisition. Pro forma information for this acquisition is not provided because it did not have a material effect on the Company’s consolidated results of operations.
Other Acquisitions
On March 1, 2021, the Company acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions, for approximately $14 million. Radius8 is included within the Acceptance segment and enhances the Company’s ability to help merchants to increase sales, expand mobile application registration and improve one-to-one target marketing. The results of operations for Radius8 are included in the consolidated results of the Company from the date of acquisition. Pro forma information for this acquisition is not provided because it did not have a material effect on the Company’s consolidated results of operations.
On March 25, 2021, the Company announced that it had entered into a definitive agreement to acquire Pineapple Payments Holdings, LLC (“Pineapple Payments”), an independent sales organization that provides payment processing, proprietary technology, and payment acceptance solutions for merchants. The Company expects the acquisition to close in the second quarter of 2021, subject to customary approvals and closing conditions. Upon closing of the acquisition, Pineapple Payments will be included within the Acceptance segment, and will expand the reach of the Company’s payment solutions through its technology- and relationship-led distribution channels.
On March 2, 2020, the Company acquired MerchantPro Express LLC (“MerchantPro”), an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands the Company’s merchant services business. On March 18, 2020, the Company acquired Bypass Mobile, LLC (“Bypass”), an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances the Company’s ability to help businesses deliver seamless physical and digital customer experiences. On May 11, 2020, the Company acquired Inlet, LLC (“Inlet”), a provider of secure digital delivery solutions for enterprise and middle-market biller invoices and statements. Inlet is included within the Payments segment and further enhances the Company’s digital bill payment strategy.
The Company acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $45 million (see Note 6). The purchase price allocations for these acquisitions resulted in software and customer intangible assets totaling approximately $46 million, residual buyout intangible assets of approximately $35 million, goodwill of approximately $90 million, and net assumed liabilities of approximately $4 million. The purchase price allocation for the MerchantPro acquisition was finalized in the third quarter of 2020, and for the Bypass and Inlet acquisitions in the fourth quarter of 2020. Measurement period adjustments did not have a material impact on the consolidated statements of income. The goodwill recognized from these transactions, of which $36 million is deductible for tax purposes, is primarily attributed to synergies and the anticipated value created by selling the Company’s products and services to the acquired businesses’ existing client base.
The amounts allocated to identifiable intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$32	14 years
Residual buyouts	35	9 years
Acquired software and technology	14	8 years
Total	$81	11 years

The results of operations for these acquired businesses have been included in the consolidated results of the Company from the dates of acquisition. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
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

On February 18, 2020, the Company sold a 60% controlling interest of its Investment Services business, subsequently renamed as Tegra118, LLC (“Tegra118”). The Company received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $431 million, with the related tax expense of $113 million recorded through the income tax provision, in the consolidated statement of income for the three months ended March 31, 2020. The pre-tax gain included $177 million related to the remeasurement of the Company’s 40% retained interest based upon the enterprise value of the business. The revenues, expenses and cash flows of the Investment Services business were consolidated into the Company’s financial results through the date of the sale transaction, and are reported within Corporate and Other (see Note 20). In conjunction with the sale transaction, the Company also entered into transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to Tegra118 (see Note 19).

On February 2, 2021, Tegra118 completed a merger with a third party, resulting in a dilution of the Company’s ownership interest in the combined new entity, Wealthtech Holdings, LLC (“Wealthtech”). In connection with the transaction, the Company made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million within income (loss) from investments in unconsolidated affiliates in the consolidated statement of income, with related tax expense of $6 million recorded through the income tax provision, during the three months ended March 31, 2021. The Company’s remaining 24% ownership interest in Wealthtech is accounted for as an equity method investment.

5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2021
Customer relationships	$15,256	$4,085	$11,171
Acquired software and technology	2,617	953	1,664
Trade names	629	189	440
Purchased software	971	244	727
Capitalized software and other intangibles	1,439	446	993
Total	$20,912	$5,917	$14,995

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2020
Customer relationships	$15,271	$3,668	$11,603
Acquired software and technology	2,562	879	1,683
Trade names	618	172	446
Purchased software	913	207	706
Capitalized software and other intangibles	1,332	412	920
Total	$20,696	$5,338	$15,358

Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Amortization expense	$642	$647

Amortization expense during the three months ended March 31, 2020 includes $10 million of accelerated amortization associated with the termination of certain vendor contracts (see Note 14).
6. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The Company’s derivative instruments are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period (see Note 12). Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	March 31, 2021	December 31, 2020
Assets
Cash flow hedges	Prepaid expenses and other current assets	Level 2	$8	$9
Liabilities
Contingent consideration	Accounts payable and accrued expenses	Level 3	39	46
Contingent consideration	Other long-term liabilities	Level 3	2	—
Contingent debt guarantee	Other long-term liabilities	Level 3	7	8

The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s term loan credit agreement, revolving credit facility borrowings, foreign lines of credit and debt associated with the receivables securitization agreement approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $21.9 billion and $22.5 billion at March 31, 2021 and December 31, 2020, respectively, and the carrying value was $20.4 billion and $19.9 billion at March 31, 2021 and December 31, 2020, respectively.
The Company maintains noncontrolling ownership interests in defi SOLUTIONS Group, LLC and Sagent M&C, LLC, respectively, which are accounted for using the equity method of accounting. These joint ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $380 million in senior unsecured debt at March 31, 2021 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $45 million with a syndicate of banks, which mature in March 2023. Outstanding borrowings on the revolving credit facilities at March 31, 2021 were $13 million. The Company has guaranteed this debt and does not anticipate that the respective joint ventures will fail to fulfill their debt obligations. The Company maintains a liability for its non-contingent obligations to perform over the term of the guarantees, which is reported within accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $16 million and $18 million approximates the fair value at March 31, 2021 and December 31, 2020, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term. In addition, the Company maintains a contingent liability ($7 million and $8 million at March 31, 2021 and December 31, 2020, respectively, as reported within other long-term liabilities in the consolidated balance sheet), representing the current expected credit losses to which the Company is exposed. This contingent liability is estimated based on certain financial metrics of the respective joint ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs (Level 3 of the fair value hierarchy). The Company recognized $3 million and $2 million during the three months ended March 31, 2021 and 2020, respectively, within other income in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the joint ventures. The Company has not made any payments under the guarantees, nor has it been called upon to do so.
In addition, certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use (“ROU”) assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the three months ended March 31, 2021 and 2020 is included in Note 14 to the consolidated financial statements.
7. Leases
The Company owns certain point-of-sale (“POS”) terminal equipment which it leases to merchants. The terms of the leases typically range from one month to five years.

Components of Lease Income

	Three Months Ended March 31,
(In millions)	2021	2020
Sales-type leases:
Selling profit (1)	$13	$14
Interest income (1)	19	19
Operating lease income (2)	71	24

(1)Selling profit includes $30 million and $28 million recorded within product revenue with a corresponding charge of $17 million and $14 million recorded within cost of product in the consolidated statements of income for the three months ended March 31, 2021 and 2020, respectively. Interest income is included within product revenue in the consolidated statements of income.
(2)Operating lease income includes a nominal amount of variable lease income and is included within product revenue in the consolidated statements of income for the three months ended March 31, 2021 and 2020.

Lease Payment Receivables Portfolio
The Company accounts for lease payment receivables in connection with POS terminal equipment as a single portfolio. The Company recognizes an allowance for expected credit losses on lease payment receivables at the commencement date of the lease by considering the term, geography and internal credit risk ratings of such lease. The internal credit risk ratings are established based on lessee-specific risk factors, such as FICO score, number of years the lessee has been in business and the nature of the lessee’s industry, which are considered indicators of the likelihood a lessee may default in the future. The reserve for estimated credit losses on lease payment receivables was $62 million and $64 million at March 31, 2021 and December 31, 2020, respectively.
The Company determines delinquency status on lease payment receivables based on the number of calendar days past due. The Company considers lease payments that are 90 days or less past due as performing. Lease payments that are greater than 90 days past due are placed on non-accrual status in which interest income is no longer recognized. Lease payment receivables are fully written off in the period they become delinquent greater than 180 days past due. The amortized cost balance of net investment leases was $238 million and $237 million at March 31, 2021 and December 31, 2020, respectively. Lease payment receivables that were determined to be on non-accrual status were nominal at each of March 31, 2021 and December 31, 2020.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	March 31, 2021	December 31, 2020
Trade accounts payable	$483	$437
Client deposits	716	702
Accrued compensation and benefits	358	419
Accrued taxes	162	130
Accrued interest	207	220
Other accrued expenses	1,317	1,278
Total	$3,243	$3,186

9. Debt
The Company’s debt consisted of the following:

(In millions)	March 31, 2021	December 31, 2020
Short-term and current maturities of long-term debt:
Lines of credit	$88	$144
Finance lease and other financing obligations	278	240
Total short-term and current maturities of long-term debt	$366	$384

Long-term debt:
4.750% senior notes due June 2021	$400	$400
3.500% senior notes due October 2022	700	700
0.375% senior notes due July 2023 (Euro-denominated)	588	612
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	723	709
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	588	612
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	588	612
3.000% senior notes due July 2031 (British Pound-denominated)	723	709
4.400% senior notes due July 2049	2,000	2,000
Receivable securitized loan	500	425
Term loan facility	1,250	1,250
Unamortized discount and deferred financing costs	(147)	(155)
Revolving credit facility	511	22
Finance lease and other financing obligations	514	504
Total long-term debt	$20,838	$20,300

The Company was in compliance with all financial debt covenants during the three months ended March 31, 2021. The Company maintains an amended and restated revolving credit facility, which matures in September 2023, with aggregate commitments available for $3.5 billion of total capacity. At March 31, 2021, the 4.75% senior notes due in June 2021 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.
10. Redeemable Noncontrolling Interests
The Company maintains two redeemable noncontrolling interests which are presented outside of equity and carried at their estimated redemption values. Each minority partner owns 1% of the equity in the joint venture; in addition, each minority partner is entitled to a contractually determined share of the entity’s income. The agreements contain redemption features whereby interests held by the minority partner are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within the Company’s control. The minority interests have a total estimated redemption value of $259 million at March 31, 2021, which may be terminated by either party for convenience any time after September 1, 2021 and December 31, 2024, respectively. In the event of termination for cause, as a result of a change in control, or for convenience after the predetermined date, the Company may be required to purchase the minority partner membership interests at a price equal to the fair market value of the minority interest.
The following table presents a summary of the redeemable noncontrolling interests activity during the three months ended March 31:

(In millions)	2021	2020
Balance at beginning of period	$259	$262
Distributions paid to redeemable noncontrolling interests	(10)	(12)
Share of income	10	9
Balance at end of period	$259	$259
11. Equity
The following tables provide changes in equity during the three months ended March 31, 2021 and 2020:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2021	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	789	121	$8	$23,643	$(387)	$13,441	$(4,375)	$740	$33,070
Net income (1)						304		4	308
Other comprehensive loss					(149)			(9)	(158)
Share-based compensation				66					66
Shares issued under stock plans		(3)		(187)			99		(88)
Purchases of treasury stock		5					(612)		(612)
Balance at March 31, 2021	789	123	$8	$23,522	$(536)	$13,745	$(4,888)	$735	$32,586

(1)The total net income presented in equity for the three months ended March 31, 2021 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $10 million not included in equity.

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2020	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at December 31, 2019	791	112	$8	$23,741	$(180)	$12,528	$(3,118)	$1,616	$34,595
Net income (loss) (1)						392		(24)	368
Measurement period adjustments related to First Data acquisition (3)								(122)	(122)
Distributions paid to noncontrolling interests (2)								(14)	(14)
Other comprehensive loss					(631)			(12)	(643)
Share-based compensation				108					108
Shares issued under stock plans		(3)		(156)			81		(75)
Purchases of treasury stock		8					(885)		(885)
Cumulative-effect adjustment of ASU 2016-13 adoption						(45)			(45)
Balance at March 31, 2020	791	117	$8	$23,693	$(811)	$12,875	$(3,922)	$1,444	$33,287

(1)The total net income presented in equity for the three months ended March 31, 2020 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $9 million not included in equity.
(2)The total distributions presented in equity for the three months ended March 31, 2020 excludes $12 million in distributions paid to redeemable noncontrolling interests not included in equity.
(3)During the three months ended March 31, 2020, the Company identified and recorded measurement period adjustments to the preliminary purchase price allocation related to the acquisition of First Data. Accordingly, a measurement period adjustment was recorded to reduce the fair value of noncontrolling interests based on changes to the fair value of the underlying customer relationship intangible assets and the incorporation of additional facts and circumstances that existed as of the acquisition date. Additional information about measurement period adjustments identified and recorded by the Company related to the First Data acquisition is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Three Months Ended March 31, 2021
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2020	$(121)	$(254)	$(12)	$(387)
Other comprehensive income (loss) before reclassifications	1	(153)	1	(151)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income (loss)	3	(153)	1	(149)
Balance at March 31, 2021	$(118)	$(407)	$(11)	$(536)

	Three Months Ended March 31, 2020
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2019	$(141)	$(33)	$(6)	$(180)
Other comprehensive loss before reclassifications	(8)	(626)	—	(634)
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive loss	(5)	(626)	—	(631)
Balance at March 31, 2020	$(146)	$(659)	$(6)	$(811)

The Company has entered into forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $257 million and $259 million, and the fair value totaling $8 million and $9 million is reported primarily within prepaid expenses and other current assets in the consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2021, the Company estimates that it will recognize gains of approximately $7 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.

In March 2019, the Company entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, in the aggregate notional amount of $5.0 billion to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data and its subsidiaries. In June 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a payment of $183 million recorded in accumulated other comprehensive loss, net of income taxes, that will be amortized to earnings over the terms of the originally forecasted interest payments. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2021, the Company estimates that it will recognize approximately $20 million in interest expense, net during the next twelve months related to settled interest rate hedge contracts.

To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses its foreign currency-denominated debt as an economic hedge of its net investments in such foreign currency-denominated subsidiaries. The Company has designated its Euro- and British Pound-denominated senior notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and will remain in accumulated other comprehensive loss in the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries. The Company recorded a foreign currency translation gain, net of tax, of $32 million and $55 million in other comprehensive income (loss) during the three months ended March 31, 2021 and 2020, respectively, from the Euro- and British Pound-denominated senior notes.
13. Share-Based Compensation
The Company recognized $66 million and $108 million of share-based compensation expense during the three months ended March 31, 2021 and 2020, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. At March 31, 2021, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and awards and performance share units and awards, net of estimated forfeitures, of $410 million is expected to be recognized over a weighted-average period of 2.4 years. During the three months ended March 31, 2021 and 2020, stock options to purchase 1.6 million and 0.9 million shares, respectively, were exercised.

A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2020	14,689	$50.82
Granted	4	102.69
Forfeited	(18)	104.04
Exercised	(1,598)	34.37
Stock options outstanding - March 31, 2021	13,077	$52.77	4.57	$867
Stock options exercisable - March 31, 2021	11,578	$46.08	4.04	$845

A summary of restricted stock unit, restricted stock award and performance share unit activity is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units - December 31, 2020	4,797	$98.29	1,821	$95.20
Granted	1,989	103.23	255	108.68
Forfeited	(62)	100.26	(51)	101.22
Vested	(2,008)	99.26	(223)	79.70
Units - March 31, 2021	4,716	$99.92	1,802	$97.17

14. Restructuring and Other Charges
In connection with the July 2019 acquisition of First Data, the Company continues to implement integration plans focused on reducing the Company’s overall cost structure, including reducing vendor spend and eliminating duplicate costs. The Company recorded restructuring charges related to certain of these integration activities of $23 million and $48 million, primarily reported in cost of processing and services and selling, general and administrative expenses within the consolidated statements of income, based upon committed actions during the three months ended March 31, 2021 and 2020, respectively. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in connection with these activities but is unable to estimate those amounts at this time as such plans are not yet finalized.
Employee Termination Costs
The Company recorded $13 million and $40 million of employee termination costs related to severance and other separation costs for terminated employees in connection with the acquisition of First Data during the three months ended March 31, 2021 and 2020, respectively. The following table summarizes the changes in the reserve related to the Company’s employee severance and other separation costs:

	Three Months Ended March 31,
(In millions)	2021	2020
Balance at beginning of period	$27	$14
Severance and other separation costs	13	40
Cash payments	(18)	(10)
Balance at end of period	$22	$44

The employee severance and other separation costs accrual balance of $22 million at March 31, 2021 is expected to be paid within the next twelve months. In addition, the Company recorded share-based compensation costs of $4 million and $8 million during the three months ended March 31, 2021 and 2020, respectively, related to the accelerated vesting of equity awards for terminated employees.
Facility Exit Costs
The Company has identified certain leased facilities that have been or will be exited in the future as part of the Company’s efforts to reduce facility costs. During the first three months of 2021, the Company permanently vacated certain of these leased facilities in advance of the non-cancellable lease terms. In conjunction with the exit of these leased facilities, the Company assessed the respective operating lease ROU assets for impairment by comparing the carrying values of the ROU assets to the discounted cash flows from estimated sublease payments (Level 3 of the fair value hierarchy). In addition, the Company assessed certain property and equipment associated with the leased facilities for impairment. As a result, the Company recorded non-cash impairment charges of $6 million, reported in selling, general and administrative expense within the consolidated statement of income during the three months ended March 31, 2021, associated with the early exit of these leased facilities. Facility exit and related costs during the three months ended March 31, 2020 were not significant.
Other Costs
In connection with initiatives to reduce the Company’s overall cost structure following the acquisition of First Data, the Company has terminated certain of its existing lease agreements to upgrade and consolidate its computing infrastructure. The Company upgraded or replaced certain leased hardware under separate, new lease agreements, resulting in the early termination and disposal of existing hardware under the current lease agreements. As such, the Company has adjusted the amortization period for these existing lease agreements to coincide with the modified remaining term. Finance lease expense during the three months ended March 31, 2020 includes $38 million of accelerated amortization associated with the termination of these vendor contracts. In addition, the Company executed similar terminations to certain of its existing software financing agreements. Amortization expense during the three months ended March 31, 2020 includes $10 million of accelerated amortization associated with the termination of these vendor contracts.
15. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Income tax provision	$18	$79
Effective income tax rate	5.6%	17.1%
The income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 5.6% and 17.1% for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate for the three months ended March 31, 2021 includes discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for the three months ended March 31, 2020 included $113 million of income tax expense associated with the $431 million gain on the sale of a 60% interest of the Company’s Investment Services business (see Note 4), partially offset by equity compensation related tax benefits.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $179 million at March 31, 2021. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $57 million over the next twelve months as a result of possible closure of federal tax audits, potential settlements with certain states, and the lapse of the statutes of limitation in various jurisdictions.

As of March 31, 2021, the Company’s U.S. federal income tax returns for 2016 through 2020, and tax returns in certain states and foreign jurisdictions for 2005 through 2020, remain subject to examination by taxing authorities. In connection with the acquisition of First Data, the Company is subject to income tax examination from 2009 forward in relation to First Data’s U.S. federal income tax return. State and local examinations are substantially complete through 2010 in relation to First Data’s state and local tax filings. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2010 forward in relation to First Data’s foreign tax filings, none of which are considered significant jurisdictions.
16. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	668.6	678.1
Common stock equivalents	11.3	13.1
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	679.9	691.2

For the three months ended March 31, 2021 and 2020, stock options for 1.4 million and 1.0 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
17. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
(In millions)	2021	2020
Interest paid	$176	$205
Income taxes paid	15	25
Treasury stock purchases settled after the balance sheet date	—	41
Financed software arrangements	67	—
Right-of-use assets obtained in exchange for lease liabilities - operating leases	5	—
Right-of-use assets obtained in exchange for lease liabilities - finance leases	78	293

18. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In addition, the Company assumed certain legal proceedings in connection with the acquisition of First Data primarily associated with its merchant business including claims related to alleged processing errors and a tax matter. In the second quarter of 2020, the Company resolved a matter with the Federal Trade Commission related to a U.S.-based wholesale independent sales organization resulting in a payment of $40 million, for which the Company previously had accrued. The Company maintained reserves of $33 million and $32 million at March 31, 2021 and December 31, 2020, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant business as described above. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $60 million. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.0 billion and $1.7 billion at March 31, 2021 and December 31, 2020, respectively.

Indemnifications and Warranties
The Company may indemnify its clients from certain costs resulting from claims of patent, copyright or trademark infringement associated with its clients’ use of the Company’s products or services. The Company may also warrant to clients that its products and services will operate substantially in accordance with identified specifications. From time to time, in connection with sales of businesses, the Company agrees to indemnify the buyers of such businesses for liabilities associated with the businesses that are sold. Payments, net of recoveries, under such indemnification or warranty provisions were not material to the Company’s consolidated financial statements.
19. Related Party Transactions
Merchant Alliances
The Company maintains ownership interests of significant influence in various merchant alliances and strategic investments in companies in related markets. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance primarily based on contractual pricing.
A significant portion of the Company’s business is conducted through merchant alliances between the Company and financial institutions. To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence but not control in an alliance, the Company uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing and other service fees charged to merchant alliances accounted for under the equity method. Such fees totaled $45 million and $46 million for the three months ended March 31, 2021 and 2020, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company had $40 million and $37 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures. Amounts transacted through these agreements totaled $13 million and $11 million during the three months ended March 31, 2021 and 2020, respectively, and were primarily recognized as processing and services revenue in the consolidated statements of income.
20. Business Segment Information
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment.
The businesses in the Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. These services include point-of-sale merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; CaratSM, the Company’s omnichannel commerce solution; and the Company’s cloud-based Clover® point-of-sale platform. The Company distributes the products and services in the global Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of the Company’s other segments.
The businesses in the Fintech segment provide financial institutions around the world with the technology solutions they need to run their operations, including products and services that enable financial institutions to process customer deposit and loan accounts and manage an institution’s general ledger and central information files. As a complement to the core account processing functionality, the global Fintech segment businesses also provide digital banking, financial and risk management, professional services and consulting, item processing and source capture, and other products and services that support numerous types of financial transactions. Some of the businesses in the Fintech segment provide products or services to corporate clients to facilitate the management of financial processes and transactions. Many of the products and services offered in the Fintech segment are integrated with products and services provided by the Company’s other segments.

The businesses in the Payments segment provide financial institutions and corporate clients around the world with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services; a range of network services, security and fraud protection products; card production and print services. In addition, the global Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, electronic billing, and security and fraud protection products. Clients of the Payments segment businesses reflect a wide range of industries, including merchants, distribution partners and financial institution customers in the Company’s other segments.
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

(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended March 31, 2021
Processing and services revenue	$1,189	$689	$1,164	$12	$3,054
Product revenue	208	47	241	205	701
Total revenue	$1,397	$736	$1,405	$217	$3,755
Operating income (loss)	$387	$246	$578	$(736)	$475
Three Months Ended March 31, 2020
Processing and services revenue	$1,190	$673	$1,184	$28	$3,075
Product revenue	211	45	202	236	694
Total revenue	$1,401	$718	$1,386	$264	$3,769
Operating income (loss)	$317	$204	$565	$(457)	$629

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following, many of which are, and will be, amplified by the COVID-19 pandemic: the duration and intensity of the COVID-19 pandemic, including how quickly the global economy recovers from the impact of the pandemic; governmental and private sector responses to the COVID-19 pandemic and the impact of such responses on us; the impact of the COVID-19 pandemic on our employees, clients, vendors, operations and sales; the possibility that we may be unable to achieve expected synergies and operating efficiencies from the acquisition of First Data Corporation (“First Data”) within the expected time frames; the possibility that the integration of First Data may be more difficult, time-consuming or costly than expected; profitability following the transaction may be lower than expected, including due to unexpected costs, charges or expenses resulting from the transaction; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; unforeseen risks relating to our liabilities or those of First Data may exist; our ability to meet expectations regarding the accounting and tax treatments of the transaction; our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the successful management of our merchant alliance program which involves several alliances not under our sole control; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; the failure of our vendors and merchants to satisfy their obligations; the successful management of credit and fraud risks in our business and merchant alliances; changes in local, regional, national and international economic or political conditions and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors included in "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
•Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2020 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2021 to the comparable period in 2020.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at March 31, 2021.
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
We aspire to move money and information in a way that moves the world by delivering superior value for our clients through leading technology, targeted innovation and excellence in everything we do. We are focused on driving growth and creating value by assembling a high-performing and diverse team, integrating our solutions, delivering operational excellence, allocating capital in a disciplined manner, including share repurchase and merger and acquisition activity, and delivering breakthrough innovation.
Our operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment.
The businesses in our Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. These services include POS merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; CaratSM, our omnichannel commerce solution; and our cloud-based Clover® POS platform. We distribute the products and services in the global Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions, and other strategic partners in the form of joint venture alliances, revenue sharing alliances, and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of our other segments.
The businesses in our Fintech segment provide financial institutions around the world with the technology solutions they need to run their operations, including products and services that enable financial institutions to process customer deposit and loan accounts and manage an institution's general ledger and central information files. As a complement to the core account processing functionality, the global Fintech segment businesses also provide digital banking, financial and risk management, professional services and consulting, item processing and source capture, and other products and services that support numerous types of financial transactions. Some of the businesses in the Fintech segment provide products or services to corporate clients to facilitate the management of financial processes and transactions. Many of the products and services offered in the Fintech segment are integrated with products and services provided by our other segments.
The businesses in our Payments segment provide financial institutions and corporate clients around the world with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services; a range of network services, security and fraud protection products; card production and print services. In addition, the global Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, electronic billing, and security and fraud protection products. Clients of the Payments segment businesses reflect a wide range of industries, including merchants, distribution partners and financial institution customers in our other segments.
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

Acquisitions
On January 22, 2021, we acquired a remaining ownership interest in Ondot Systems, Inc. (“Ondot”), a digital experience platform provider for financial institutions, for approximately $270 million, net of $13 million of acquired cash. We previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. Ondot is included within the Payments segment and further expands our digital capabilities, enhancing our suite of integrated payments, banking and merchant solutions.
On March 1, 2021, we acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions, for approximately $14 million. Radius8 is included within the Acceptance segment and enhances our ability to help merchants to increase sales, expand mobile application registration and improve one-to-one target marketing.
On March 2, 2020, we acquired MerchantPro Express LLC (“MerchantPro”), an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands our merchant services business. On March 18, 2020, we acquired Bypass Mobile, LLC (“Bypass”), an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances our ability to help businesses deliver seamless physical and digital customer experiences. On May 11, 2020, we acquired Inlet, LLC (“Inlet”), a provider of secure digital delivery solutions for enterprise and middle-market biller invoices and statements. Inlet is included within the Payments segment and further enhances our digital bill payment strategy. We acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $45 million.
On March 25, 2021, we announced that we had entered into a definitive agreement to acquire Pineapple Payments Holdings, LLC (“Pineapple Payments”), an independent sales organization that provides payment processing, proprietary technology, and payment acceptance solutions for merchants. We expect the acquisition to close in the second quarter of 2021, subject to customary approvals and closing conditions. Upon closing of the acquisition, Pineapple Payments will be included within the Acceptance segment, and will expand the reach of our payment solutions through its technology- and relationship-led distribution channels.
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
On February 18, 2020, we sold a 60% controlling interest of our Investment Services business, subsequently renamed as Tegra118, LLC (“Tegra118”). We received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $431 million, with a related tax expense of $113 million. The revenues, expenses and cash flows of the Investment Services business were consolidated into our financial results through the date of the sale transaction, and is reported within Corporate and Other. On February 2, 2021, Tegra118 completed a merger with a third party, resulting in a dilution of our ownership interest in the combined new entity, Wealthtech Holdings, LLC (“Wealthtech”). In connection with the transaction, we made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million, with a related tax expense of $6 million. Our remaining 24% ownership interest in Wealthtech is accounted for as an equity method investment.
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
In addition, there are numerous software-as-a-service (“SaaS”) solutions in the industry, many of which have chosen to integrate merchant acquiring within their software as a way to further monetize their client relationships. SaaS solutions that integrate payments are often referred to as independent software vendors, and we believe there are thousands of these potential distribution partnership opportunities available to us.
We believe that our merchant acquiring products and solutions create compelling value propositions for merchant clients of all sizes, from small and mid-sized businesses to medium-sized regional businesses to global enterprise merchants, and across all verticals. Furthermore, we believe that our sizable and diverse client base, combined with valued partnerships with merchant acquiring businesses of small, medium and large financial institutions, and non-financial institutions, gives us a solid foundation for growth.

Recent Market Conditions
Since early 2020, the world has been, and continues to be, impacted by the novel strain of the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic, and various measures imposed by the governments of many countries, states, cities and other geographic regions to prevent its spread, have negatively impacted global economic and market conditions, including levels of consumer and business spending. Consequently, our operating performance, primarily within our merchant acquiring and payment-related businesses, which earn transaction-based fees, has been adversely affected, and may continue to be adversely affected, by the economic impact of the COVID-19 pandemic.
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
Our operating performance is subject to global economic and market conditions, as well as their impacts on levels of consumer and business spending. As a result of the COVID-19 pandemic and the related decline in global economic activity, we experienced a significant decrease in payments volume and transactions beginning in late March 2020 that negatively impacted our merchant acquiring and payment-related businesses, which earn transaction-based fees, as well as modest declines in other businesses. Merchant acquiring transaction and payment volumes began to partially recover throughout the remainder of 2020 and significantly improved in March 2021. Accordingly, our merchant acquiring and payment-related businesses were less impacted by the COVID-19 pandemic during the first three months of 2021 than they were throughout most of fiscal 2020. While this recent business trend is positive, the uncertainty caused by the pandemic continues to create an economic environment where our future financial results remain difficult to anticipate. We currently expect payments volume and transactions to continue to improve throughout 2021, consistent with consumer and business spending experienced to date.

Since the onset of the pandemic, we have also taken several actions to manage discretionary costs including, among others, limiting the hiring of new employees, limiting third-party spending and the temporary suspension of certain employee-related benefits. We will continue to monitor and assess developments related to the pandemic and implement appropriate actions to mitigate the risk to our operations of any material adverse developments. Ultimately, the extent of the impact of the pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic; governmental and private sector responses to the pandemic and the impact of such responses on us; the level of success of global vaccination efforts; and the impact of the pandemic on our employees, clients, vendors, operations and sales, all of which are uncertain and cannot be predicted.
Changes in Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2020, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year-to-year. This information should be read together with the unaudited consolidated financial statements and accompanying notes. The unaudited financial results presented below have been affected by acquisitions, dispositions, and foreign currency fluctuations.

	Three Months Ended March 31,
	2021	2020	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2021	2020	$	%
Revenue:
Processing and services	$3,054	$3,075	81.3%	81.6%	$(21)	(1)%
Product	701	694	18.7%	18.4%	7	1%
Total revenue	3,755	3,769	100.0%	100.0%	(14)	—%
Expenses:
Cost of processing and services	1,397	1,635	45.7%	53.2%	(238)	(15)%
Cost of product	510	532	72.8%	76.7%	(22)	(4)%
Sub-total	1,907	2,167	50.8%	57.5%	(260)	(12)%
Selling, general and administrative	1,373	1,404	36.6%	37.3%	(31)	(2)%
Gain on sale of business	—	(431)	—%	(11.4)%	431	n/m
Total expenses	3,280	3,140	87.4%	83.3%	140	4%
Operating income	475	629	12.6%	16.7%	(154)	(24)%
Interest expense, net	(176)	(187)	(4.7)%	(5.0)%	(11)	(6)%
Other income	21	20	0.6%	0.5%	1	n/m
Income before income taxes and income (loss) from investments in unconsolidated affiliates	320	462	8.5%	12.3%	(142)	(31)%
Income tax provision	(18)	(79)	(0.5)%	(2.1)%	(61)	(77)%
Income (loss) from investments in unconsolidated affiliates	16	(6)	0.4%	(0.2)%	22	n/m
Net income	318	377	8.5%	10.0%	(59)	(16)%
Less: net income (loss) attributable to noncontrolling interests	14	(15)	0.4%	(0.4)%	29	n/m
Net income attributable to Fiserv, Inc.	$304	$392	8.1%	10.4%	$(88)	(22)%
(1)Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2021	$1,397		$736		$1,405		$217	$3,755
2020	1,401		718		1,386		264	3,769
Revenue growth	$(4)		$18		$19		$(47)	$(14)
Revenue growth percentage	—%		3%		1%			—%
Operating income (loss):
2021	$387		$246		$578		$(736)	$475
2020	317		204		565		(457)	629
Operating income growth	$70		$42		$13		$(279)	$(154)
Operating income growth percentage	22%		21%		2%			(24)%
Operating margin:
2021	27.7%		33.4%		41.1%			12.6%
2020	22.6%		28.3%		40.8%			16.7%
Operating margin growth (1)	510	bps	510	bps	30	bps		(410)	bps

(1)Represents the basis point growth or decline in operating margin.

Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue decreased $14 million in the first quarter of 2021 compared to 2020 as recurring revenue growth driven by our North American business was offset by revenue reductions of $85 million from dispositions.
Revenue in our Acceptance segment decreased $4 million in the first quarter of 2021 compared to 2020. Revenue increases from growth in merchant acquiring payment volume and transactions, primarily in North America, were offset by revenue reductions from the dissolution of the BAMS joint venture of 5% and foreign currency fluctuations of 1% in the first quarter of 2021 compared to 2020.
Revenue in our Fintech segment increased $18 million, or 3%, in the first quarter of 2021 compared to 2020 driven by recurring revenue growth from higher processing revenue across our Fintech businesses. Fintech revenue growth was partially offset by 1% from a decline in termination fee revenue.
Revenue in our Payments segment increased $19 million, or 1%, in the first quarter of 2021 compared to 2020. Revenue growth within our prepaids business contributed 2% to the Payments segment revenue growth attributable to increased card fulfillment, while increased transaction volumes drove revenue contributions of 1% from each of our debit processing and Zelle® businesses in the first quarter of 2021 compared to 2020. This growth was partially offset by revenue reductions of 2% and 1% from our bill payment and credit processing businesses, respectively, due to an adverse impact from the COVID-19 pandemic on payment and transaction volumes within these businesses.
Revenue at Corporate and Other decreased $47 million, or 18%, in the first quarter of 2021 compared to 2020. Postage revenue declines and the disposition of a 60% controlling interest of our Investment Services business reduced Corporate and Other revenue in the first quarter of 2021 by 11% and 8%, respectively.
Total Expenses
Total expenses increased $140 million, or 4%, and total expenses as a percentage of total revenue increased 410 basis points to 87.4% in the first quarter of 2021 compared to the first quarter of 2020 primarily due to a $431 million gain on sale of a 60% interest of our Investment Services business in the first quarter of 2020. Total expenses and total expenses as a percentage of total revenue were favorably impacted by expense reductions through operational effectiveness and acquisition synergies, along with lower acquisition and integration related expenses and severance costs of $104 million and $37 million, respectively, in the first quarter of 2021.
Cost of processing and services as a percentage of processing and services revenue decreased to 45.7% in the first quarter of 2021 compared to 53.2% in the first quarter of 2020. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in the first quarter of 2021 primarily by expense management across our businesses, along with approximately 130 basis points from decreased acquisition and integration related expenses and approximately 70 basis points from decreased severance costs compared to the first quarter of 2020.
Cost of product as a percentage of product revenue decreased to 72.8% in the first quarter of 2021 compared to 76.7% in the first quarter of 2020. The cost of product as a percentage of product revenue improved in the first quarter of 2021 as a result of revenue mix, including lower postage pass-through revenue.

Selling, general and administrative expenses as a percentage of total revenue decreased to 36.6% in the first quarter of 2021 compared to 37.3% in the first quarter of 2020. The decrease in selling, general and administrative expenses as a percentage of total revenue was primarily due to decreased acquisition integration related expenses.
The gain on sale of business of $431 million in the first quarter of 2020 resulted from the sale of a 60% interest of our Investment Services business in February 2020.
Operating Income and Operating Margin
Total operating income decreased $154 million, or 24%, and total operating margin decreased 410 basis points to 12.6% in the first quarter of 2021 compared to the first quarter of 2020. Total operating income and total operating margin were favorably impacted by cost savings through operational effectiveness and acquisition synergies in the first quarter of 2021 and by a $431 million gain on sale of a 60% interest of our Investment Services business in the first quarter of 2020.

Operating income in our Acceptance segment increased $70 million, or 22%, and operating margin increased 510 basis points to 27.7% in the first quarter of 2021 compared to the first quarter of 2020. The increase in operating income and operating margin was due to expense management across the segment, with approximately half of the margin improvement attributable to lower personnel costs.
Operating income in our Fintech segment increased $42 million, or 21%, and operating margin increased 510 basis points to 33.4% in the first quarter of 2021 compared to the first quarter of 2020. Fintech segment operating margin improvement in the first quarter of 2021 was driven by expense management across the segment, including lower personnel costs of approximately 300 basis points and additional expense reductions attributable to the pandemic of approximately 130 basis points.
Operating income in our Payments segment increased $13 million, or 2%, and operating margin increased 30 basis points to 41.1% in the first quarter of 2021 compared to the first quarter of 2020. The favorable impact of operating leverage on our Payments segment operating margin was partially offset by approximately 70 basis points from lower volumes in our bill payment and credit processing businesses due to the impact of the pandemic.
The operating loss in Corporate and Other increased $279 million in the first quarter of 2021 compared to 2020. Corporate and Other was favorably impacted by a $431 million gain on the sale of a 60% interest of our Investment Services business in the first quarter of 2020. This increase in operating loss during the first quarter of 2021 was partially offset by a reduction of acquisition and integration related costs of $104 million and severance costs of $37 million compared to the first quarter of 2020.
Interest Expense, Net
Interest expense, net decreased $11 million, or 6%, in the first quarter of 2021 compared to 2020 primarily due to lower outstanding borrowings as well as lower variable interest rates in 2021.
Other Income
Other income increased $1 million in the first quarter of 2021 compared to 2020. Other income includes net foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, and amounts related to the release of risk under our non-contingent guarantee arrangements and changes in the provision of estimated credit losses associated with indebtedness of certain joint ventures. Other income includes net foreign currency transaction gains of $6 million and $18 million in the first quarter of 2021 and 2020, respectively. In addition, other income includes $12 million in the first quarter of 2021 related to a pre-tax gain on the remeasurement of a previously held investment in Ondot to fair value upon acquiring the remaining ownership interest in that entity.
Income Tax Provision
Income tax provision as a percentage of income before income (loss) from investments in unconsolidated affiliates was 5.6% and 17.1% in the first quarter of 2021 and 2020, respectively. The effective income tax rate for the three months ended March 31, 2021 includes discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for the three months ended March 31, 2020 included $113 million of income tax expense associated with the $431 million gain on the sale of a 60% interest of our Investment Services business, partially offset by equity compensation related tax benefits. The effective income tax rate is typically lower in the first quarter of the year due to the timing of equity compensation related benefits.
Income (Loss) from Investments in Unconsolidated Affiliates
Our share of net income or loss from affiliates accounted for using the equity method of accounting is reported as income (loss) from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Income (loss) from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $16 million and $(6) million in the first quarter of 2021 and 2020, respectively. Income (loss) from investments in unconsolidated affiliates also includes a $28 million net pre-tax gain in the first quarter of 2021 resulting from the dilution of our ownership interest in connection with the Tegra118 merger with a third party.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests relates to the ownership interest of our consolidated alliance partners in our consolidated results. Net income (loss) attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $14 million and $(15) million in the first quarter of 2021 and 2020, respectively. Net income (loss) attributable to noncontrolling interests included a $25 million net loss in the first quarter of 2020 attributable to BAMS noncontrolling interest.

Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $0.45 and $0.57 in the first quarter of 2021 and 2020, respectively. Net income attributable to Fiserv, Inc. per share-diluted in the first quarter of 2020 included a gain from the sale of a 60% interest of our Investment Services business, along with higher merger and integration costs associated with the acquisition of First Data.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $831 million and available borrowings under our revolving credit facility of $3.0 billion at March 31, 2021. The following table summarizes our operating cash flow and capital expenditure amounts for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2021	2020	$	%
Net income	$318	$377	$(59)
Depreciation and amortization	810	844	(34)
Share-based compensation	66	108	(42)
Deferred income taxes	(70)	(57)	(13)
Gain on sale of business	—	(431)	431
(Income) loss from investments in unconsolidated affiliates	(16)	6	(22)
Distributions from unconsolidated affiliates	3	11	(8)
Non-cash impairment charge	6	—	6
Net changes in working capital and other	(165)	30	(195)
Operating cash flow	$952	$888	$64	7%
Capital expenditures, including capitalized software and other intangibles	$234	$246	$(12)	(5)%
Our net cash provided by operating activities, or operating cash flow, was $952 million in the first three months of 2021, an increase of 7% compared with $888 million in the first three months of 2020. This increase was primarily attributable to improved operating results compared to the prior period, exclusive of the gain on the sale of a controlling interest of our Investment Services business in February 2020, partially offset by unfavorable fluctuations in working capital, including timing of receivable collections.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 6% and 7% of our total revenue for the first three months of 2021 and 2020, respectively.
Share Repurchases
We purchased $612 million and $885 million of our common stock during the first three months of 2021 and 2020, respectively. As of March 31, 2021, we had approximately 60.5 million shares remaining under our current repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
Acquisitions
On January 22, 2021, we acquired a remaining ownership interest in Ondot for approximately $270 million, net of $13 million of acquired cash. We previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. On March 1, 2021, we acquired Radius8 for approximately $14 million. We funded these acquisitions by utilizing a combination of available cash and existing availability under our revolving credit facility.

In March 2020, we acquired MerchantPro and Bypass, and in May 2020 we acquired Inlet. We acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $45 million. We funded these acquisitions by utilizing a combination of available cash and existing availability under our revolving credit facility.
On March 25, 2021, we announced that we had entered into a definitive agreement to acquire Pineapple Payments, which we expect to close in the second quarter of 2021, subject to customary approvals and closing conditions. We plan to fund this acquisition by utilizing a combination of available cash and existing availability under our revolving credit facility.
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
On February 18, 2020, we sold a 60% controlling interest of our Investment Services business, subsequently renamed as Tegra118, LLC. We received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $431 million, with the related tax expense of $113 million. The net proceeds from the sale were primarily used to repurchase shares of our common stock. On February 2, 2021, Tegra118 completed a merger with a third party, resulting in a dilution of our ownership interest in the combined new entity, Wealthtech Holdings, LLC. In connection with the transaction, we made an additional capital contribution, funded under our revolving credit facility, of $200 million into the combined entity.

Indebtedness

(In millions)	March 31, 2021	December 31, 2020
Short-term and current maturities of long-term debt:
Lines of credit	$88	$144
Finance lease and other financing obligations	278	240
Total short-term and current maturities of long-term debt	$366	$384

Long-term debt:
4.750% senior notes due June 2021	$400	$400
3.500% senior notes due October 2022	700	700
0.375% senior notes due July 2023 (Euro-denominated)	588	612
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	723	709
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	588	612
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	588	612
3.000% senior notes due July 2031 (British Pound-denominated)	723	709
4.400% senior notes due July 2049	2,000	2,000
Receivable securitized loan	500	425
Term loan facility	1,250	1,250
Unamortized discount and deferred financing costs	(147)	(155)
Revolving credit facility	511	22
Finance lease and other financing obligations	514	504
Total long-term debt	$20,838	$20,300
At March 31, 2021, our debt consisted primarily of $18.2 billion of fixed-rate senior notes, $511 million of borrowings on our revolving credit facility and $1.3 billion of variable rate term loan. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility is paid weekly, or more frequently on occasion, and interest on our term loan is paid monthly. Our 4.75% senior notes due in June 2021 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis and the ability to do so under our revolving credit facility, which expires in September 2023.
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
The revolving credit facility and term loan facility contain various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times our consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions, and (ii) maintain EBITDA of at least three times our consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.

During the first three months of March 31, 2021, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Variable Rate Debt
Our variable rate debt consisted of the following at March 31, 2021:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Term loan facility	July 2024	1.36%	$1,250
Revolving credit facility	September 2023	1.18%	511
Receivable securitized loan	July 2022	0.96%	500
Foreign lines of credit	n/a	17.91%	88
Total variable rate debt			$2,349

We maintain an amended and restated revolving credit facility with aggregate commitments available for $3.5 billion of total capacity. Outstanding borrowings under the revolving credit facility and term loan bear interest at a variable rate based on LIBOR or a base rate, plus, in each case, a specified margin based on our long-term debt rating in effect from time to time. There are no significant commitment fees and no compensating balance requirements on the revolving credit facility.
We maintain certain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with our international operations and are in various functional currencies, the most significant of which are the Australian dollar, Polish zloty, Euro and Argentine peso.
We maintain a consolidated wholly-owned subsidiary, First Data Receivables, LLC (“FDR”). FDR is a party to certain receivables financing arrangements, including an agreement (“Receivables Financing Agreement”) with certain financial institutions and other persons from time to time party thereto as lenders and group agents, pursuant to which certain of our wholly-owned subsidiaries have agreed to transfer and contribute receivables to FDR, and FDR in turn may obtain borrowings from the financial institutions and other lender parties to the Receivables Financing Agreement secured by liens on those receivables. FDR’s assets are not available to satisfy the obligations of any other of our entities or affiliates, and FDR’s creditors would be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to us. FDR held $812 million in receivables as part of the securitization program, and utilized the receivables as collateral in borrowings of $500 million at March 31, 2021. At March 31, 2021, the collateral capacity under the Receivables Financing Agreement was $622 million, and the maximum borrowing capacity was $500 million.
Cash and Cash Equivalents
Investments (other than those included in settlement assets) with original maturities of three months or less that are readily convertible to cash are considered to be cash equivalents. At March 31, 2021 and December 31, 2020, we held $831 million and $906 million in cash and cash equivalents, respectively.
The table below details the cash and cash equivalents at:

	March 31, 2021			December 31, 2020
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$304	$156	$460	$337	$177	$514
Unavailable (1)	59	312	371	57	335	392
Total	$363	$468	$831	$394	$512	$906
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

However, as the impact of the pandemic on the economy and our operations further evolves, we will continue to assess our liquidity needs. The ability to continue to service debt and meet lease and other obligations as they come due is dependent on our continued ability to generate earnings and cash flows. A lack of continued recovery or further deterioration in economic and market conditions could materially affect our future access to our sources of liquidity, particularly our cash flows from operations.
We engage in regular communication with the banks that participate in our revolving credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. We periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services, and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote. The long-term debt markets have historically provided us with a source of liquidity. Although we do not currently anticipate an inability to obtain financing from long-term debt markets in the future, the COVID-19 pandemic could make financing more difficult and/or expensive to obtain. Our ability to access the long-term debt markets on favorable interest rate and other terms also depends on the ratings assigned by the credit rating agencies to our indebtedness. As of March 31, 2021, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. and BBB with a stable outlook from Standard & Poor’s Rating Services. In the event that the ratings of our outstanding long-term debt securities were substantially lowered or withdrawn for any reason, or if the ratings assigned to any new issue of long-term debt securities were significantly lower than those noted above, particularly if we no longer had investment grade ratings, our ability to access the debt markets could be adversely affected and our interest expense could increase under the terms of certain of our long-term debt securities.
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
Additional information about market risks to which we are exposed, including discussion of risks and potential risks of the COVID-19 pandemic on our business, is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant changes to our quantitative and qualitative analyses about market risk during the three months ended March 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2021	—	$—	—	65,668,000
February 1-28, 2021	2,080,000	113.77	2,080,000	63,588,000
March 1-31, 2021	3,100,000	121.06	3,100,000	60,488,000
Total	5,180,000		5,180,000
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
_______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (iii) the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	April 28, 2021	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	April 28, 2021	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer