Form 10-Q
period 2021-06-30
FISERV INC
filed 2021-07-28
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2021, there were 662,204,715 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Processing and services (1)	$3,361	$2,890	$6,415	$5,965
Product	690	575	1,391	1,269
Total revenue	4,051	3,465	7,806	7,234
Expenses:
Cost of processing and services	1,498	1,466	2,895	3,101
Cost of product	469	454	979	986
Selling, general and administrative	1,440	1,377	2,813	2,781
(Gain) loss on sale of business	—	3	—	(428)
Total expenses	3,407	3,300	6,687	6,440
Operating income	644	165	1,119	794
Interest expense, net	(175)	(174)	(351)	(361)
Other income	1	1	22	21
Income (loss) before income taxes and income (loss) from investments in unconsolidated affiliates	470	(8)	790	454
Income tax (provision) benefit	(228)	27	(246)	(52)
Income (loss) from investments in unconsolidated affiliates	42	(10)	58	(16)
Net income	284	9	602	386
Less: net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	15	7	29	(8)
Net income attributable to Fiserv, Inc.	$269	$2	$573	$394

Net income attributable to Fiserv, Inc. per share – basic	$0.41	$—	$0.86	$0.58
Net income attributable to Fiserv, Inc. per share – diluted	$0.40	$—	$0.85	$0.57

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	663.7	670.0	666.1	674.1
Diluted	672.7	680.8	676.3	686.0
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $56 million and $55 million for the three months ended June 30, 2021 and 2020, respectively, and $114 million and $112 million for the six months ended June 30, 2021 and 2020, respectively (see Note 18).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$284	$9	$602	$386
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income tax (provision) benefit of $0 million, ($1 million), $0 million and $2 million	—	3	1	(5)
Reclassification adjustment for net realized (gains) losses on cash flow hedges included in cost of processing and services, net of income tax benefit (provision) of $0 million, $0 million, $1 million and $0 million	(2)	1	(4)	—
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense, net of income tax provision of $1 million, $1 million, $2 million and $2 million	4	4	8	8
Unrealized gain on defined benefit pension plans, net of income tax provision of $0 million	—	—	1	—
Foreign currency translation	213	182	51	(456)
Total other comprehensive income (loss)	215	190	57	(453)
Comprehensive income (loss)	$499	$199	$659	$(67)
Less: net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	15	7	29	(8)
Less: other comprehensive income (loss) attributable to noncontrolling interests	2	23	(7)	11
Comprehensive income (loss) attributable to Fiserv, Inc.	$482	$169	$637	$(70)
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$841	$906
Trade accounts receivable, less allowance for doubtful accounts	2,663	2,482
Prepaid expenses and other current assets	1,278	1,310
Settlement assets	12,945	11,521
Total current assets	17,727	16,219
Property and equipment, net	1,650	1,628
Customer relationships, net	10,845	11,603
Other intangible assets, net	3,866	3,755
Goodwill	36,668	36,322
Contract costs, net	755	692
Investments in unconsolidated affiliates	2,590	2,756
Other long-term assets	1,675	1,644
Total assets	$75,776	$74,619
Liabilities and Equity
Accounts payable and accrued expenses	$3,364	$3,186
Short-term and current maturities of long-term debt	418	384
Contract liabilities	524	546
Settlement obligations	12,945	11,521
Total current liabilities	17,251	15,637
Long-term debt	20,425	20,300
Deferred income taxes	4,324	4,389
Long-term contract liabilities	181	187
Other long-term liabilities	802	777
Total liabilities	42,983	41,290
Commitments and Contingencies (see Note 17)
Redeemable Noncontrolling Interests	261	259
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million and 789 million shares issued, respectively	8	8
Additional paid-in capital	22,960	23,643
Accumulated other comprehensive loss	(323)	(387)
Retained earnings	14,014	13,441
Treasury stock, at cost, 123 million and 121 million shares	(4,866)	(4,375)
Total Fiserv, Inc. shareholders’ equity	31,793	32,330
Noncontrolling interests	739	740
Total equity	32,532	33,070
Total liabilities and equity	$75,776	$74,619
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$602	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	560	550
Amortization of acquisition-related intangible assets	1,050	1,099
Amortization of financing costs and debt discounts	25	24
Share-based compensation	127	202
Deferred income taxes	(69)	(94)
Gain on sale of business	—	(428)
(Income) loss from investments in unconsolidated affiliates	(58)	16
Distributions from unconsolidated affiliates	13	12
Non-cash impairment charges	5	40
Other operating activities	(22)	(3)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(154)	278
Prepaid expenses and other assets	(56)	62
Contract costs	(150)	(158)
Accounts payable and other liabilities	171	(54)
Contract liabilities	(31)	(13)
Net cash provided by operating activities	2,013	1,919
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(494)	(488)
Proceeds from sale of business	—	584
Payments for acquisition of businesses, net of cash acquired	(493)	(136)
Distributions from unconsolidated affiliates	52	66
Purchases of investments	(235)	—
Proceeds from sale of investments	472	—
Net cash (used in) provided by investing activities	(698)	26
Cash flows from financing activities:
Debt proceeds	4,343	5,812
Debt repayments	(5,415)	(6,219)
Net proceeds from (repayments of) commercial paper and short-term borrowings	1,047	(1)
Payments of debt financing costs	—	(16)
Proceeds from issuance of treasury stock	60	86
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,361)	(1,574)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(21)	(52)
Payments of acquisition-related contingent consideration	(28)	—
Other financing activities	(2)	5
Net cash used in financing activities	(1,377)	(1,959)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(12)
Net change in cash, cash equivalents and restricted cash	(64)	(26)
Cash, cash equivalents and restricted cash, beginning balance	919	933
Cash, cash equivalents and restricted cash, ending balance	$855	$907
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is normally established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within income (loss) from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax (provision) benefit in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest in an entity of between 20% and 50%.
The Company maintains a majority controlling interest in certain entities, mostly related to consolidated merchant alliances (see Note 18). Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets and reflect the minority shareholders’ share of the consolidated subsidiaries net carrying value. Noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control are presented outside of equity and are carried at their estimated redemption value if it exceeds the initial carrying value of the redeemable interest (see Note 9).
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
Risks and Uncertainties
Since early 2020, the world has been, and continues to be, impacted by the novel strain of the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic, and various measures imposed by the governments of many countries, states, cities and other geographic regions to prevent its spread, have negatively impacted global economic and market conditions, including levels of consumer and business spending. Consequently, the Company’s operating performance, primarily within its merchant acquiring and payment-related businesses, which earn transaction-based fees, has been adversely affected, and may continue to be adversely affected, by the economic impact of the COVID-19 pandemic. The Company has continued to assess the impact of the COVID-19 pandemic on its consolidated financial statements and has determined that there have been no material changes to the significant accounting policies, including estimates and assumptions made by management, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company will continue to monitor developments related to the COVID-19 pandemic; however, the extent to which the COVID-19 pandemic may impact the Company’s future operational and financial performance remains uncertain and cannot be predicted. Changing conditions may also affect the estimates and assumptions made by management and may result in an impairment or other charge that, if incurred, could have a material adverse impact on the Company’s results of operations, total assets and total equity in the period recognized. Events and changes in circumstances arising subsequent to June 30, 2021, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost in the consolidated balance sheets, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory or other requirements are included in other long-term assets in the consolidated balance sheets and totaled $14 million and $13 million at June 30, 2021 and December 31, 2020, respectively.
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $55 million and $48 million at June 30, 2021 and December 31, 2020, respectively.
Settlement Assets and Obligations
Settlement assets and obligations result from timing differences between collection and fulfillment of payment transactions primarily associated with the Company’s merchant acquiring services. Settlement assets represent cash received or amounts receivable from agents, payment networks, bank partners or directly from consumers. Settlement obligations represent amounts payable to merchants and payees. Certain merchant settlement assets that relate to settlement obligations are held by partner banks to which the Company does not have legal ownership but has the right to use the assets to satisfy the related settlement obligations. The Company records corresponding settlement obligations for amounts payable to merchants and for outstanding payment instruments issued to payees that have not yet been presented for settlement.
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
The aggregate merchant credit losses, included within cost of processing and services in the consolidated statements of income, incurred by the Company was $11 million and $24 million for the three months ended June 30, 2021 and 2020, respectively, and $33 million and $54 million for the six months ended June 30, 2021 and 2020, respectively. The amount of collateral held by the Company was $2.3 billion and $1.2 billion at June 30, 2021 and December 31, 2020, respectively. The Company maintains reserves for merchant credit losses that are expected to exceed the amount of collateral held. The reserves include an estimated amount for anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company (“IBNR Reserve”), which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as an allowance on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The IBNR Reserve is based primarily on the Company’s historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. The aggregate merchant credit loss reserve was $59 million at each of June 30, 2021 and December 31, 2020.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s reportable segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2020 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic on certain of the Company’s businesses acquired and recorded at fair value through the acquisition of First Data Corporation (“First Data”) in July 2019, such as an increased duration and intensity of the pandemic and/or government-imposed shutdowns, prolonged economic downturn or recession, or lack of governmental support for recovery, could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through June 30, 2021.
Other Investments
The Company maintains investments in various equity securities without a readily determinable fair value. Such investments totaled $122 million and $160 million at June 30, 2021 and December 31, 2020, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. When such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a change in fair value are included within other income in the consolidated statements of income for the period. During the six months ended June 30, 2021, the Company remeasured its equity interest in Ondot Systems, Inc. (“Ondot”) to fair value upon acquiring a remaining ownership interest in January 2021, resulting in the recognition of a pre-tax gain of $12 million (see Note 4). Other adjustments made to the values recorded for these equity securities during the three and six months ended June 30, 2021 and 2020, were not significant.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Interest expense	$176	$176	$353	$365
Interest income	1	2	2	4
Interest expense, net	$175	$174	$351	$361

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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment. Additional information regarding the Company’s business segments is included in Note 19. The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated outside the United States comprising approximately 14% and 12% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and 13% of total revenue for each of the six months ended June 30, 2021 and 2020.

(In millions)	Reportable Segments
Three Months Ended June 30, 2021	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,420	$385	$1,122	$10	$2,937
Hardware, print and card production	214	12	199	—	425
Professional services	9	115	66	—	190
Software maintenance	—	139	2	—	141
License and termination fees	11	50	14	—	75
Output solutions postage	—	—	—	202	202
Other	12	53	18	(2)	81
Total Revenue	$1,666	$754	$1,421	$210	$4,051

(In millions)	Reportable Segments
Three Months Ended June 30, 2020	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,038	$349	$1,063	$13	$2,463
Hardware, print and card production	159	9	160	—	328
Professional services	8	115	58	—	181
Software maintenance	—	141	—	—	141
License and termination fees	6	52	18	—	76
Output solutions postage	—	—	—	198	198
Other	12	48	21	(3)	78
Total Revenue	$1,223	$714	$1,320	$208	$3,465

(In millions)	Reportable Segments
Six Months Ended June 30, 2021	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$2,598	$763	$2,199	$22	$5,582
Hardware, print and card production	404	23	431	—	858
Professional services	18	226	129	—	373
Software maintenance	—	278	4	—	282
License and termination fees	21	88	27	—	136
Output solutions postage	—	—	—	407	407
Other	22	112	36	(2)	168
Total Revenue	$3,063	$1,490	$2,826	$427	$7,806

(In millions)	Reportable Segments
Six Months Ended June 30, 2020	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$2,221	$700	$2,153	$38	$5,112
Hardware, print and card production	352	21	352	—	725
Professional services	11	227	115	1	354
Software maintenance	—	282	1	2	285
License and termination fees	12	98	40	—	150
Output solutions postage	—	—	—	433	433
Other	28	104	45	(2)	175
Total Revenue	$2,624	$1,432	$2,706	$472	$7,234

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	June 30, 2021	December 31, 2020
Contract assets	$500	$433
Contract liabilities	705	733

Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $350 million of revenue during the six months ended June 30, 2021 that was included in the contract liability balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at June 30, 2021:

(In millions)
Year Ending December 31,
Remainder of 2021	$1,020
2022	1,868
2023	1,565
2024	1,190
Thereafter	2,105

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
4. Acquisitions and Dispositions
Acquisition of Ondot
On January 22, 2021, the Company acquired a remaining ownership interest in Ondot, a digital experience platform provider for financial institutions, for approximately $271 million, net of $13 million of acquired cash. The Company previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $12 million included within other income in the consolidated statements of income during the six months ended June 30, 2021. Ondot is included within the Payments segment and further expands the Company’s digital capabilities, enhancing its suite of integrated payments, banking and merchant solutions.
During the three months ended June 30, 2021, the Company identified and recorded measurement period adjustments to the preliminary Ondot purchase price allocation, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in a decrease to goodwill of $33 million. The offsetting amounts to the change in goodwill were primarily related to an increase in acquired software and technology of $30 million, customer relationships of $15 million and deferred income tax liabilities of $12 million. The Company recorded measurement period adjustments to the intangible assets as a result of additional refinements to valuations, including estimated future cash flows. Such measurement period adjustments did not have a material impact on the Company’s consolidated statements of income.

The updated preliminary allocation of purchase price recorded for Ondot was as follows:

(In millions)
Cash and cash equivalents	$13
Receivables and other assets	9
Intangible assets	142
Goodwill	177
Payables and other liabilities	(35)
Total consideration	$306
Less: Fair value of previously held equity interest	(22)
Total purchase price	$284

The allocation of the purchase price above remains preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, not deductible for tax purposes, is primarily attributed to the anticipated value created by the combined scale of integrated digital solutions to consumers, merchants, acquirers, networks and card issuers. The preliminary amounts allocated to identifiable intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$90	6 years
Customer relationships	35	10 years
Non-compete agreements and other	17	3 years
Total	$142	7 years

The results of operations for Ondot are included in the consolidated results of the Company from the date of acquisition. Pro forma information for this acquisition is not provided because it did not have a material effect on the Company’s consolidated results of operations.
Acquisition of Pineapple Payments
On May 4, 2021, the Company acquired Pineapple Payments Holdings, LLC (“Pineapple Payments”), an independent sales organization that provides payment processing, proprietary technology, and payment acceptance solutions for merchants, for approximately $206 million, net of $6 million of acquired cash, and including earn-out provisions estimated at a fair value of $30 million (see Note 6). Pineapple Payments is included within the Acceptance segment, and expands the reach of the Company’s payment solutions through its technology- and relationship-led distribution channels. The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets, consisting primarily of customer relationships and residual buyout intangible assets, of approximately $81 million, and goodwill of approximately $124 million. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, of which approximately $90 million is expected to be deductible for tax purposes, is primarily attributed to the anticipated value created by the accelerated delivery of new and innovative capabilities to merchant clients. The results of operations for Pineapple Payments are included in the consolidated results of the Company from the date of acquisition. Pro forma information for this acquisition is not provided because it did not have a material effect on the Company’s consolidated results of operations.
Other Acquisitions
On June 14, 2021, the Company acquired Spend Labs Inc. (“SpendLabs”), a mobile-native, cloud-based software provider of commercial card payment solutions. SpendLabs is included within the Payments segment and further expands the Company’s digital capabilities across mobile and desktop devices for small and mid-sized businesses. On March 1, 2021, the Company acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions. Radius8 is included within the Acceptance segment and enhances the Company’s ability to help merchants increase sales, expand mobile application registration and improve one-to-one target marketing. The Company acquired these businesses for an aggregate purchase price of approximately $49 million. The preliminary allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets, consisting primarily of acquired software and technology, of approximately $20 million and goodwill of approximately $30 million. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, not expected to be deductible for tax purposes, is primarily attributed to the anticipated value created by advancing digital capabilities to the Company’s clients and the customers they serve. The results of operations for these acquired businesses are included in the consolidated results of the Company from the respective dates of acquisition. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
On March 2, 2020, the Company acquired MerchantPro Express LLC (“MerchantPro”), an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands the Company’s merchant services business. On March 18, 2020, the Company acquired Bypass Mobile, LLC (“Bypass”), an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances the Company’s ability to help businesses deliver seamless physical and digital customer experiences. On May 11, 2020, the Company acquired Inlet, LLC (“Inlet”), a provider of secure digital delivery solutions for enterprise and middle-market biller invoices and statements. Inlet is included within the Payments segment and further enhances the Company’s digital bill payment strategy. The Company acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $45 million (see Note 6). The purchase price allocations for these acquisitions resulted in the recognition of identifiable intangible assets totaling $81 million, goodwill of $90 million, and net assumed liabilities of $4 million. The purchase price allocation for the MerchantPro acquisition was finalized in the third quarter of 2020, and for the Bypass and Inlet acquisitions in the fourth quarter of 2020. Measurement period adjustments did not have a material impact on the consolidated statements of income. The goodwill recognized from these transactions, of which $36 million is deductible for tax purposes, is primarily attributed to synergies and the anticipated value created by selling the Company’s products and services to the acquired businesses’ existing client base.
The amounts allocated to identifiable intangible assets were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$32	14 years
Residual buyouts	35	9 years
Acquired software and technology	14	8 years
Total	$81	11 years

The results of operations for these acquired businesses have been included in the consolidated results of the Company from the respective dates of acquisition. Pro forma information for these acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.
Dispositions

Effective July 1, 2020, the Company and Bank of America (“BANA”) dissolved the Banc of America Merchant Services joint venture (“BAMS” or the “joint venture”), of which the Company maintained a 51% controlling ownership interest. Upon dissolution of the joint venture’s operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The remaining activities of the joint venture consist of supporting the transition of the business to each party and an orderly wind down of remaining BAMS assets and liabilities. Pursuant to the separation agreement, the joint venture retains the responsibility for certain contingencies that may arise from pre-dissolution activities, including potential credit losses for specified merchants in excess of established reserves and certain legal claims and contingencies. The Company may be obligated to fund a proportionate share of any such losses as incurred.
The Company continues to provide merchant processing and related services to former BAMS clients allocated to BANA, at BAMS pricing, through June 2023. The Company also provides processing and other support services to new BANA merchant clients pursuant to a five-year non-exclusive agreement which, after June 2023, will also apply to the former BAMS clients allocated to BANA. In addition, both the Company and BANA are entitled to certain transition services, at fair value, from each other through June 2023. The business transferred to the Company is included within the Acceptance segment.
On February 18, 2020, the Company sold a 60% controlling interest of its Investment Services business, subsequently renamed as Tegra118, LLC (“Tegra118”). The Company received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with the related tax expense of $112 million recorded through the income tax provision, in the consolidated statements of income for the six months ended June 30, 2020. The pre-tax gain included $176 million related to the remeasurement of the Company’s 40% retained interest based upon the enterprise value of the business. The revenues, expenses and cash flows of the Investment Services business were consolidated into the Company’s financial results through the date of the sale transaction, and are reported within Corporate and Other (see Note 19). In conjunction with the sale transaction, the Company also entered into transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to Tegra118.
On February 2, 2021, Tegra118 completed a merger with a third party, resulting in a dilution of the Company’s ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud Holdings, LLC (“InvestCloud”). In connection with the transaction, the Company made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million within income (loss) from investments in unconsolidated affiliates in the consolidated statements of income, with related tax expense of $6 million recorded through the income tax provision, during the six months ended June 30, 2021. On June 30, 2021, the Company sold its entire ownership interest in InvestCloud for $466 million, resulting in a pre-tax gain of $33 million recorded within income (loss) from investments in unconsolidated affiliates in the consolidated statements of income, with related tax expense of $8 million recorded through the income tax provision, during the three months ended June 30, 2021. The Company will continue to provide various technical and data center related services under the terms of a pre-existing transition services agreement with InvestCloud, as described above.
5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2021
Customer relationships	$15,373	$4,528	$10,845
Acquired software and technology	2,673	1,037	1,636
Trade names	622	205	417
Purchased software	1,069	394	675
Capitalized software and other intangibles	1,628	490	1,138
Total	$21,365	$6,654	$14,711

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2020
Customer relationships	$15,271	$3,668	$11,603
Acquired software and technology	2,562	879	1,683
Trade names	618	172	446
Purchased software	913	207	706
Capitalized software and other intangibles	1,332	412	920
Total	$20,696	$5,338	$15,358

Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Amortization expense	$653	$664	$1,295	$1,311

Amortization expense during the three and six months ended June 30, 2020 included $24 million and $34 million, respectively, of accelerated amortization associated with the termination of certain vendor contracts (see Note 13).
6. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The Company’s derivative instruments are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period (see Note 11). Contingent consideration related to certain of the

Company’s acquisitions (see Note 4) is estimated based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	June 30, 2021	December 31, 2020
Assets
Cash flow hedges	Prepaid expenses and other current assets	Level 2	$5	$9
Liabilities
Contingent consideration	Accounts payable and accrued expenses	Level 3	9	46
Contingent consideration	Other long-term liabilities	Level 3	32	—
Contingent debt guarantee	Other long-term liabilities	Level 3	6	8

The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, debt associated with the receivables securitization agreement, term loan credit agreement, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $21.8 billion and $22.5 billion at June 30, 2021 and December 31, 2020, respectively, and the carrying value was $20.1 billion and $19.9 billion at June 30, 2021 and December 31, 2020, respectively.
The Company maintains noncontrolling ownership interests in defi SOLUTIONS Group, LLC and Sagent M&C, LLC, respectively, which are accounted for using the equity method of accounting. These joint ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $375 million in senior unsecured debt at June 30, 2021 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $45 million with a syndicate of banks, which mature in March 2023. Outstanding borrowings on the revolving credit facilities at June 30, 2021 were $13 million. The Company has guaranteed this debt and does not anticipate that the respective joint ventures will fail to fulfill their debt obligations. The Company maintains a liability for its non-contingent obligations to perform over the term of the guarantees, which is reported within accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $14 million and $18 million approximates the fair value at June 30, 2021 and December 31, 2020, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term. In addition, the Company maintains a contingent liability ($6 million and $8 million at June 30, 2021 and December 31, 2020, respectively, as reported within other long-term liabilities in the consolidated balance sheets), representing the current expected credit losses to which the Company is exposed. This contingent liability is estimated based on certain financial metrics of the respective joint ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs (Level 3 of the fair value hierarchy). The Company recognized $3 million and $4 million during the three months ended June 30, 2021 and 2020, respectively, and $6 million during each of the six months ended June 30, 2021 and 2020, respectively, within other income in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the joint ventures. The Company has not made any payments under the guarantees, nor has it been called upon to do so.
In addition, certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use (“ROU”) assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the three and six months ended June 30, 2021 and 2020, is included in Note 13 to the consolidated financial statements.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
Trade accounts payable	$479	$437
Client deposits	740	702
Accrued compensation and benefits	389	419
Accrued taxes	147	130
Accrued interest	246	220
Other accrued expenses	1,363	1,278
Total	$3,364	$3,186

8. Debt
The Company’s debt consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
Short-term and current maturities of long-term debt:
Foreign lines of credit	$131	$144
Finance lease and other financing obligations	287	240
Total short-term and current maturities of long-term debt	$418	$384

Long-term debt:
4.750% senior notes due June 2021	$—	$400
3.500% senior notes due October 2022	700	700
0.375% senior notes due July 2023 (Euro-denominated)	596	612
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	729	709
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	596	612
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	596	612
3.000% senior notes due July 2031 (British Pound-denominated)	729	709
4.400% senior notes due July 2049	2,000	2,000
Receivable securitized loan	425	425
Term loan facility	755	1,250
Unamortized discount and deferred financing costs	(141)	(155)
U.S. commercial paper notes	1,060	—
Revolving credit facility	—	22
Finance lease and other financing obligations	480	504
Total long-term debt	$20,425	$20,300

The Company was in compliance with all financial debt covenants during the first six months of 2021. The Company maintains an amended and restated revolving credit facility, which matures in September 2023, with aggregate commitments available for $3.5 billion of total capacity.

In May 2021, the Company initiated a U.S. unsecured commercial paper notes program, the proceeds of which are to be used for general corporate purposes. The Company may issue, from time to time, commercial paper notes with maturities of up to 397 days from the date of issuance. Outstanding borrowings under the program were $1.1 billion at June 30, 2021, with a weighted average interest rate of 0.182%. The Company intends to maintain available capacity under its revolving credit facility in an amount at least equal to the outstanding borrowings under its commercial paper notes program. Outstanding borrowings under the commercial paper notes program are classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance these notes on a long-term basis through the continued issuance of new commercial paper notes upon maturity, and the Company also has the ability to refinance such notes under its revolving credit facility.
During the three months ended June 30, 2021, the Company used the net proceeds from the issuance of commercial paper notes and from the sale of its remaining ownership interest in InvestCloud (see Note 4) to repay outstanding borrowings under its amended and restated revolving credit facility, to repay its 4.750% senior notes that matured in June 2021, and to pay down outstanding borrowings on its term loan facility.
9. Redeemable Noncontrolling Interests
The minority partners in two of the Company’s merchant alliance joint ventures maintain redeemable noncontrolling interests which are presented outside of equity and carried at their estimated redemption values. Each minority partner owns 1% of the equity in the respective joint venture; in addition, each minority partner is entitled to a contractually determined share of the respective entity’s income. The agreements contain redemption features whereby interests held by the minority partner are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within the Company’s control. The joint ventures may be terminated by either party for convenience any time after September 1, 2021 and December 31, 2024, respectively. In the event of termination for cause, as a result of a change in control, or for convenience after the predetermined date, the Company may be required to purchase the minority partner membership interests at a price equal to the fair market value of the minority interest. At June 30, 2021, redeemable noncontrolling interests had a total estimated redemption value of $261 million.
The following table presents a summary of the redeemable noncontrolling interests activity during the six months ended June 30:

(In millions)	2021	2020
Balance at beginning of period	$259	$262
Distributions paid to redeemable noncontrolling interests	(20)	(22)
Share of income	22	18
Balance at end of period	$261	$258

10. Equity
The following tables provide changes in equity during the three and six months ended June 30, 2021 and 2020:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended June 30, 2021	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	789	123	$8	$23,522	$(536)	$13,745	$(4,888)	$735	$32,586
Net income (1)						269		3	272
Distributions paid to noncontrolling interests (2)								(1)	(1)
Other comprehensive income					213			2	215
Share-based compensation				61					61
Shares issued under stock plans		—		(35)			22		(13)
Purchases of treasury stock		5					(588)		(588)
Retirement of treasury stock (see Note 18)	(5)	(5)		(588)			588		—
Balance at June 30, 2021	784	123	$8	$22,960	$(323)	$14,014	$(4,866)	$739	$32,532

(1)The total net income presented in equity for the three months ended June 30, 2021 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $12 million not included in equity.
(2)The total distributions presented in equity for the three months ended June 30, 2021 excludes $10 million in distributions paid to redeemable noncontrolling interests not included in equity.

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended June 30, 2020	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at March 31, 2020	791	117	$8	$23,693	$(811)	$12,875	$(3,922)	$1,444	$33,287
Net income (loss) (1)						2		(2)	—
Measurement period adjustments related to First Data acquisition (3)								(4)	(4)
Distributions paid to noncontrolling interests (2)								(16)	(16)
Other comprehensive income					167			23	190
Share-based compensation				94					94
Shares issued under stock plans		(1)		(16)			43		27
Purchases of treasury stock		6					(550)		(550)
Balance at June 30, 2020	791	122	$8	$23,771	$(644)	$12,877	$(4,429)	$1,445	$33,028

(1)The total net income presented in equity for the three months ended June 30, 2020 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $9 million not included in equity.
(2)The total distributions presented in equity for the three months ended June 30, 2020 excludes $10 million in distributions paid to redeemable noncontrolling interests not included in equity.
(3)During the three months ended June 30, 2020, the Company identified and recorded measurement period adjustments to the preliminary purchase price allocation related to the acquisition of First Data. Accordingly, a measurement period adjustment was recorded to reduce the fair value of noncontrolling interests based on changes to the fair value of the underlying customer relationship intangible assets and the incorporation of additional facts and circumstances that existed as of the acquisition date. Additional information about measurement period adjustments identified and recorded by the Company related to the First Data acquisition is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

	Fiserv, Inc. Shareholders’ Equity

Six Months Ended June 30, 2021	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	789	121	$8	$23,643	$(387)	$13,441	$(4,375)	$740	$33,070
Net income (1)						573		7	580
Distributions paid to noncontrolling interests (2)								(1)	(1)
Other comprehensive income (loss)					64			(7)	57
Share-based compensation				127					127
Shares issued under stock plans		(3)		(222)			121		(101)
Purchases of treasury stock		10					(1,200)		(1,200)
Retirement of treasury stock (see Note 18)	(5)	(5)		(588)			588		—
Balance at June 30, 2021	784	123	$8	$22,960	$(323)	$14,014	$(4,866)	$739	$32,532

(1)The total net income presented in equity for the six months ended June 30, 2021 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $22 million not included in equity.
(2)The total distributions presented in equity for the six months ended June 30, 2021 excludes $20 million in distributions paid to redeemable noncontrolling interests not included in equity.

	Fiserv, Inc. Shareholders’ Equity

Six Months Ended June 30, 2020	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at December 31, 2019	791	112	$8	$23,741	$(180)	$12,528	$(3,118)	$1,616	$34,595
Net income (loss) (1)						394		(26)	368
Measurement period adjustments related to First Data acquisition (3)								(126)	(126)
Distributions paid to noncontrolling interests (2)								(30)	(30)
Other comprehensive (loss) income					(464)			11	(453)
Share-based compensation				202					202
Shares issued under stock plans		(4)		(172)			124		(48)
Purchases of treasury stock		14					(1,435)		(1,435)
Cumulative-effect adjustment of ASU 2016-13 adoption						(45)			(45)
Balance at June 30, 2020	791	122	$8	$23,771	$(644)	$12,877	$(4,429)	$1,445	$33,028

(1)The total net income presented in equity for the six months ended June 30, 2020 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $18 million not included in equity.
(2)The total distributions presented in equity for the six months ended June 30, 2020 excludes $22 million in distributions paid to redeemable noncontrolling interests not included in equity.
(3)During the six months ended June 30, 2020, the Company identified and recorded measurement period adjustments to the preliminary purchase price allocation related to the acquisition of First Data. Accordingly, a measurement period adjustment was recorded to reduce the fair value of noncontrolling interests based on changes to the fair value of the underlying customer relationship intangible assets and the incorporation of additional facts and circumstances that existed as of the acquisition date. Additional information about measurement period adjustments identified and recorded by the Company related to the First Data acquisition is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Three Months Ended June 30, 2021
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at March 31, 2021	$(118)	$(407)	$(11)	$(536)
Other comprehensive income before reclassifications	—	211	—	211
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income	2	211	—	213
Balance at June 30, 2021	$(116)	$(196)	$(11)	$(323)

	Three Months Ended June 30, 2020
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at March 31, 2020	$(146)	$(659)	$(6)	$(811)
Other comprehensive income before reclassifications	3	159	—	162
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5
Net current-period other comprehensive income	8	159	—	167
Balance at June 30, 2020	$(138)	$(500)	$(6)	$(644)

	Six Months Ended June 30, 2021
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2020	$(121)	$(254)	$(12)	$(387)
Other comprehensive income before reclassifications	1	58	1	60
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4
Net current-period other comprehensive income	5	58	1	64
Balance at June 30, 2021	$(116)	$(196)	$(11)	$(323)

	Six Months Ended June 30, 2020
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2019	$(141)	$(33)	$(6)	$(180)
Other comprehensive loss before reclassifications	(5)	(467)	—	(472)
Amounts reclassified from accumulated other comprehensive loss	8	—	—	8
Net current-period other comprehensive (loss) income	3	(467)	—	(464)
Balance at June 30, 2020	$(138)	$(500)	$(6)	$(644)

The Company has entered into forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $273 million and $259 million, and the fair value totaling $5 million and $9 million is reported primarily within prepaid expenses and other current assets in the consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2021, the Company estimates that it will recognize gains of approximately $5 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company had previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, in the aggregate notional amount of $5.0 billion to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data and its subsidiaries. In June 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a payment of $183 million recorded in accumulated other comprehensive loss, net of income taxes, that will be amortized to earnings over the terms of the originally forecasted interest payments. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2021, the Company estimates that it will recognize approximately $20 million in interest expense, net during the next twelve months related to settled interest rate hedge contracts.
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses its foreign currency-denominated debt as an economic hedge of its net investments in such foreign currency-denominated subsidiaries. The Company has designated its Euro- and British Pound-denominated senior notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and will remain in accumulated other comprehensive loss in the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries. The Company recorded a foreign currency translation (loss) gain, net of tax, of $(26) million and $(1) million in other comprehensive income (loss) during the three months ended June 30, 2021 and 2020, respectively, and $6 million and $54 million for the six months ended June 30, 2021 and 2020, respectively, from the Euro- and British Pound-denominated senior notes.
12. Share-Based Compensation
The Company recognized $61 million and $94 million of share-based compensation expense during the three months ended June 30, 2021 and 2020, respectively, and $127 million and $202 million of share based compensation expense during the six months ended June 30, 2021 and 2020, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter. At June 30, 2021, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and awards and performance share units, net of estimated forfeitures, of $373 million is expected to be recognized over a weighted-average period of 2.2 years. During the six months ended June 30, 2021 and 2020, stock options to purchase 2.4 million and 1.8 million shares, respectively, were exercised.
A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2020	14,689	$50.82
Granted	4	102.69
Forfeited	(38)	107.18
Exercised	(2,387)	33.56
Stock options outstanding - June 30, 2021	12,268	$54.02	4.45	$655
Stock options exercisable - June 30, 2021	10,806	$47.15	3.92	$646

A summary of restricted stock unit, restricted stock award and performance share unit activity is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units - December 31, 2020	4,797	$98.29	1,821	$95.20
Granted	2,243	104.61	255	108.68
Forfeited	(181)	104.24	(74)	98.67
Vested	(2,087)	98.99	(223)	79.70
Units - June 30, 2021	4,772	$100.65	1,779	$97.23

13. Restructuring and Other Charges
In connection with the July 2019 acquisition of First Data, the Company continues to implement integration plans focused on reducing the Company’s overall cost structure, including reducing vendor spend and eliminating duplicate costs. The Company recorded restructuring charges related to certain of these integration activities of $6 million and $92 million, primarily reported in cost of processing and services and selling, general and administrative expenses within the consolidated statements of income, based upon committed actions during the three months ended June 30, 2021 and 2020, respectively, and $28 million and $140 million during the six months ended June 30, 2021 and 2020, respectively. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in connection with these activities but is unable to estimate those amounts at this time as such plans are not yet finalized.

Employee Termination Costs
The Company recorded $5 million and $37 million of employee termination costs related to severance and other separation costs for terminated employees in connection with the acquisition of First Data during the three months ended June 30, 2021 and 2020, respectively, and $18 million and $77 million during the six months ended June 30, 2021 and 2020, respectively. The following table summarizes the changes in the reserve related to the Company’s employee severance and other separation costs:

	Six Months Ended June 30,
(In millions)	2021	2020
Balance at beginning of period	$27	$14
Severance and other separation costs	18	77
Cash payments	(32)	(62)
Balance at end of period	$13	$29

The employee severance and other separation costs accrual balance of $13 million at June 30, 2021 is expected to be paid within the next twelve months. In addition, the Company recorded share-based compensation costs of $1 million and $15 million during the three months ended June 30, 2021 and 2020, respectively, and $5 million and $23 million during the six months ended June 30, 2021 and 2020, respectively, related to the accelerated vesting of equity awards for terminated employees.
Facility Exit Costs
The Company has identified certain leased facilities that have been or will be exited in the future as part of the Company’s efforts to reduce facility costs. During the first six months of 2021 and 2020, the Company permanently vacated certain of these leased facilities in advance of the non-cancellable lease terms. In conjunction with the exit of these leased facilities, the Company assessed the respective operating lease ROU assets for impairment by comparing the carrying values of the ROU assets to the discounted cash flows from estimated sublease payments (Level 3 of the fair value hierarchy). In addition, the Company assessed certain property and equipment associated with the leased facilities for impairment. As a result, the Company recorded non-cash impairment charges of $0 million and $5 million, reported in selling, general and administrative expense within the consolidated statements of income during the three and six months ended June 30, 2021, respectively, and $40 million during both the three and six months ended June 30, 2020, respectively, associated with the early exit of these leased facilities.
Other Costs
In connection with initiatives to reduce the Company’s overall cost structure following the acquisition of First Data, the Company terminated certain of its existing lease agreements to upgrade and consolidate its computing infrastructure. The Company upgraded or replaced certain leased hardware under separate, new lease agreements, resulting in the early termination and disposal of existing hardware under the current lease agreements. As such, the Company adjusted the amortization period for these existing lease agreements to coincide with the modified remaining term. Finance lease expense during the three and six months ended June 30, 2020 included $7 million and $45 million, respectively, of accelerated amortization associated with the termination of these vendor contracts. In addition, the Company executed similar terminations to certain of its existing software financing agreements. Amortization expense during the three and six months ended June 30, 2020 included $24 million and $34 million, respectively, of accelerated amortization associated with the termination of these vendor contracts.
14. Income Taxes
The Company’s income tax (provision) benefit and effective income tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Income tax (provision) benefit	$(228)	$27	$(246)	$(52)
Effective income tax rate	48.5%	337.5%	31.1%	11.5%

The income tax (provision) benefit as a percentage of income (loss) before income taxes and income (loss) from investments in unconsolidated affiliates was 48.5% and 337.5% for the three months ended June 30, 2021 and 2020, respectively, and was 31.1% and 11.5% for the six months ended June 30, 2021 and 2020, respectively.

The effective income tax rate for the three months ended June 30, 2021 includes $134 million of income tax expense attributed to the revaluation of certain net deferred tax liabilities, primarily related to intangible assets and investments in joint ventures recognized at fair value in connection with the acquisition of First Data, reflecting the effect of enacted corporate income tax rate changes in the United Kingdom (tax rate increase from 19% to 25% starting in 2023) and Argentina (tax rate increase from 25% to 35%), partially offset by decreases in uncertain tax positions. For the three months ended June 30, 2020, the income tax benefit of $27 million on an $8 million loss before income taxes and loss from investments in unconsolidated affiliates included equity compensation related tax benefits, changes in uncertain tax positions and other discrete tax items.
The effective income tax rate for the six months ended June 30, 2021 includes $134 million of income tax expense noted above, partially offset by discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for the six months ended June 30, 2020 included $112 million of income tax expense associated with the $428 million gain on the sale of a 60% interest of the Company’s Investment Services business (see Note 4), partially offset by the impact of equity compensation related tax benefits on a lower level of pre-tax income and changes in uncertain tax positions.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $160 million at June 30, 2021. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $35 million over the next twelve months as a result of possible closure of federal tax audits, potential settlements with certain states, and the lapse of the statutes of limitation in various jurisdictions.
As of June 30, 2021, the Company’s U.S. federal income tax returns for 2017, 2019 and 2020, and tax returns in certain states and foreign jurisdictions for 2005 through 2020, remain subject to examination by taxing authorities. State and local examinations are substantially complete through 2010 in relation to First Data’s state and local tax filings. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2010 forward in relation to First Data’s foreign tax filings, none of which are considered significant jurisdictions.
15. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	663.7	670.0	666.1	674.1
Common stock equivalents	9.0	10.8	10.2	11.9
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	672.7	680.8	676.3	686.0

For the three months ended June 30, 2021 and 2020, stock options for 1.2 million and 3.1 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the six months ended June 30, 2021 and 2020, stock options for 1.4 million and 1.8 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
16. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Six Months Ended June 30,
(In millions)	2021	2020
Interest paid	$301	$320
Income taxes paid	290	72
Financed software arrangements	68	97
Right-of-use assets obtained in exchange for lease liabilities - operating leases	71	—
Right-of-use assets obtained in exchange for lease liabilities - finance leases	95	315

17. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In addition, the Company assumed certain legal proceedings in connection with the acquisition of First Data primarily associated with its merchant business including claims related to alleged processing errors and a tax matter. In the second quarter of 2020, the Company resolved a matter with the Federal Trade Commission related to a U.S.-based wholesale independent sales organization resulting in a payment of $40 million, for which the Company previously had accrued. The Company maintained reserves of $43 million and $32 million at June 30, 2021 and December 31, 2020, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant business as described above. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $65 million. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.0 billion and $1.7 billion at June 30, 2021 and December 31, 2020, respectively.
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
18. Related Party Transactions
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
A significant portion of the Company’s business is conducted through merchant alliances between the Company and financial institutions. To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence but not control in an alliance, the Company uses the equity method of accounting to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $45 million and $41 million for the three months ended June 30, 2021 and 2020, respectively, and $90 million and $87 million for the six months ended June 30, 2021 and 2020, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company had $34 million and $37 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures. Amounts transacted through these agreements totaled $13 million and $16 million during the three months ended June 30, 2021 and 2020, respectively, and $26 million and $27 million during the six months ended June 30, 2021 and 2020, respectively, and were primarily recognized as processing and services revenue in the consolidated statements of income.
Share Repurchase
On May 3, 2021, New Omaha Holdings L.P. (“New Omaha”), a shareholder of the Company, completed an underwritten secondary public offering of 23.0 million shares of Fiserv, Inc. common stock (the “offering”). The Company did not sell any shares in, nor did it receive any proceeds from, the offering. New Omaha received all of the net proceeds from the offering. In connection with the offering, the Company repurchased from the underwriters 5.0 million shares of its common stock that were subject to the offering, at a price equal to the price per share paid by the underwriters to New Omaha in the offering (the “share repurchase”). The share repurchase totaled $588 million and was funded with cash on hand. The repurchased shares were cancelled and no longer outstanding following the completion of the share repurchase. Prior to the offering, New Omaha owned approximately 13% of the Company’s outstanding shares of common stock, and following the offering, New Omaha owned approximately 9% as of June 30, 2021.
19. Business Segment Information
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
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as gains or losses on sales of businesses, costs associated with acquisition and divestiture activity, and the Company’s Output Solutions postage reimbursements. Corporate and Other also includes the historical results of the Company’s Investment Services business prior to the Company’s disposal of its controlling financial interest in February 2020 (see Note 4), as well as certain transition services revenue associated with various dispositions.

Revenue and operating income (loss) for each reportable segment were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended June 30, 2021
Processing and services revenue	$1,432	$708	$1,211	$10	$3,361
Product revenue	234	46	210	200	690
Total revenue	$1,666	$754	$1,421	$210	$4,051
Operating income (loss)	$524	$273	$629	$(782)	$644
Three Months Ended June 30, 2020
Processing and services revenue	$1,049	$675	$1,153	$13	$2,890
Product revenue	174	39	167	195	575
Total revenue	$1,223	$714	$1,320	$208	$3,465
Operating income (loss)	$245	$252	$548	$(880)	$165
Six Months Ended June 30, 2021
Processing and services revenue	$2,621	$1,397	$2,375	$22	$6,415
Product revenue	442	93	451	405	1,391
Total revenue	$3,063	$1,490	$2,826	$427	$7,806
Operating income (loss)	$911	$519	$1,207	$(1,518)	$1,119
Six Months Ended June 30, 2020
Processing and services revenue	$2,239	$1,348	$2,337	$41	$5,965
Product revenue	385	84	369	431	1,269
Total revenue	$2,624	$1,432	$2,706	$472	$7,234
Operating income (loss)	$562	$456	$1,113	$(1,337)	$794

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following, many of which are, and may continue to be, amplified by the COVID-19 pandemic: the duration and intensity of the COVID-19 pandemic, including how quickly the global economy recovers from the impact of the pandemic; governmental and private sector responses to the COVID-19 pandemic and the impact of such responses on us; the impact of the COVID-19 pandemic on our employees, clients, vendors, operations and sales; the possibility that we may be unable to achieve expected synergies and operating efficiencies from the acquisition of First Data Corporation (“First Data”) within the expected time frames or that the integration of First Data may be more difficult, time-consuming or costly than expected; our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the successful management of our merchant alliance program which involves several alliances not under our sole control; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; the failure of our vendors and merchants to satisfy their obligations; the successful management of credit and fraud risks in our business and merchant alliances; changes in local, regional, national and international economic or political conditions and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors included in "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2021 to the comparable periods in 2020.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at June 30, 2021.

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
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when we evaluate segment performance, such as gains or losses on sales of businesses, costs associated with acquisition and divestiture activity, and our Output Solutions postage reimbursements. Corporate and Other also includes the historical results of our Investment Services business prior to the disposition of our controlling financial interest in February 2020, as well as certain transition services revenue associated with various dispositions.
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
Acquisitions
On June 14, 2021, we acquired Spend Labs Inc. (“SpendLabs”), a mobile-native, cloud-based software provider of commercial card payment solutions. SpendLabs is included within the Payments segment and further expands our digital capabilities across mobile and desktop devices for small and mid-sized businesses. On May 4, 2021, we acquired Pineapple Payments Holdings, LLC (“Pineapple Payments”), an independent sales organization that provides payment processing, proprietary technology, and payment acceptance solutions for merchants. Pineapple Payments is included within the Acceptance segment, and expands the reach of our payment solutions through its technology- and relationship-led distribution channels. On March 1, 2021, we acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions. Radius8 is included within the Acceptance segment and enhances our ability to help merchants increase sales, expand mobile application registration and improve one-to-one target marketing. On January 22, 2021, we acquired a remaining ownership interest in Ondot Systems, Inc. (“Ondot”), a digital experience platform provider for financial institutions. We previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. Ondot is included within the Payments segment and further expands our digital capabilities, enhancing our suite of integrated payments, banking and merchant solutions. We acquired these businesses for an aggregate purchase price of approximately $526 million, net of $19 million of acquired cash, and including earn-out provisions estimated at an aggregate fair value of $33 million. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
On March 2, 2020, we acquired MerchantPro Express LLC (“MerchantPro”), an independent sales organization that provides processing services, point-of-sale equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands our merchant services business. On March 18, 2020, we acquired Bypass Mobile, LLC (“Bypass”), an independent software vendor and innovator in enterprise point-of-sale systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances our ability to help businesses deliver seamless physical and digital customer experiences. On May 11, 2020, we acquired Inlet, LLC (“Inlet”), a provider of secure digital delivery solutions for enterprise and middle-market biller invoices and statements. Inlet is included within the Payments segment and further enhances our digital bill payment strategy. We acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at an aggregate fair value of $45 million. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Dispositions
Effective July 1, 2020, we and Bank of America (“BANA”) dissolved the Banc of America Merchant Services joint venture (“BAMS” or the “joint venture”), of which we maintained a 51% controlling ownership interest. Upon dissolution of the joint venture’s operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The remaining activities of the joint venture consist of supporting the transition of the business to each party and an orderly wind down of remaining BAMS assets and liabilities. The revenues and expenses of the BAMS joint venture were consolidated into our financial results through the date of dissolution. The business transferred to us is included within our Acceptance segment.
We continue to provide merchant processing and related services to former BAMS clients allocated to BANA, at BAMS pricing, through June 2023. We also provide processing and other support services to new BANA merchant clients pursuant to a five-year non-exclusive agreement which, after June 2023, will also apply to the former BAMS clients allocated to BANA. In addition, both companies are entitled to certain transition services, at fair value, from each other through June 2023.
On February 18, 2020, we sold a 60% controlling interest of our Investment Services business, subsequently renamed as Tegra118, LLC (“Tegra118”). We received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with a related tax expense of $112 million. The revenues, expenses and cash flows of the Investment Services business were consolidated into our financial results through the date of the sale transaction, and is reported within Corporate and Other. On February 2, 2021, Tegra118 completed a merger with a third party, resulting in a dilution of our ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud Holdings, LLC (“InvestCloud”). In connection with the transaction, we made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million, with a related tax expense of $6 million. On June 30, 2021, we sold our entire ownership interest in InvestCloud for $466 million, resulting in a pre-tax gain of $33 million, with a related tax expense of $8 million. We will continue to provide various technical and data center related services for defined periods under the terms of a pre-existing transition services agreement.
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

Recent Market Conditions
Since early 2020, the world has been, and continues to be, impacted by the novel strain of the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic, and various measures imposed by the governments of many countries, states, cities and other geographic regions to prevent its spread, have negatively impacted global economic and market conditions, including levels of consumer and business spending. Consequently, our operating performance, primarily within our merchant acquiring and payment-related businesses, which earn transaction-based fees, has been adversely affected, and may continue to be adversely affected, by the economic impact of the COVID-19 pandemic. Such uncertainty remains despite improving trends in global economic activity and market conditions.
We have taken several actions since the onset of the pandemic to protect the health, safety and well-being of our employees while maintaining business continuity. These actions include, among others, requiring a majority of our employees to work remotely, eliminating non-essential travel, limiting visitors to our facilities, disinfecting facilities and workspaces extensively and frequently, providing personal protective equipment to associates and requiring employees who are present at our facilities to adhere to a variety of safety protocols. In addition, we have expanded paid time-off for employees impacted by COVID-19, provided increased pay for certain employees involved in critical infrastructure who could not work remotely, and expanded our Fiserv Cares program to benefit employees in need around the world. We recently began a limited reopening of our offices and expect to continue to gradually reopen additional facilities during the second half of 2021 while observing appropriate safety measures.
Our operating performance is subject to global economic and market conditions, as well as their impacts on levels of consumer and business spending. As a result of the COVID-19 pandemic and the related decline in global economic activity, we experienced a significant decrease in payments volume and transactions beginning in late March 2020 that negatively impacted our merchant acquiring and payment-related businesses, which earn transaction-based fees, as well as modest declines in other businesses. Merchant acquiring transaction and payment volumes began to partially recover throughout the remainder of 2020 with continued transaction and payment volume growth through the second quarter of 2021. Accordingly, our merchant acquiring and payment-related businesses were less impacted by the COVID-19 pandemic during the first six months of 2021 than they were throughout most of fiscal 2020. While this recent business trend is positive, the uncertainty caused by the pandemic continues to create an economic environment where our future financial results remain difficult to anticipate. We currently expect payments volume and transactions to continue to improve throughout 2021, consistent with consumer and business spending experienced to date.
The extent of the impact of the pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic; governmental and private sector responses to the pandemic and the impact of such responses on us; the level of success of global vaccination efforts; and the impact of the pandemic on our employees, clients, supply chain, operations and sales, all of which are uncertain and cannot be predicted.
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

	Three Months Ended June 30,
	2021	2020	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2021	2020	$	%
Revenue:
Processing and services	$3,361	$2,890	83.0%	83.4%	$471	16%
Product	690	575	17.0%	16.6%	115	20%
Total revenue	4,051	3,465	100.0%	100.0%	586	17%
Expenses:
Cost of processing and services	1,498	1,466	44.6%	50.7%	32	2%
Cost of product	469	454	68.0%	79.0%	15	3%
Sub-total	1,967	1,920	48.6%	55.4%	47	2%
Selling, general and administrative	1,440	1,377	35.5%	39.7%	63	5%
Loss on sale of business	—	3	—%	0.1%	(3)	n/m
Total expenses	3,407	3,300	84.1%	95.2%	107	3%
Operating income	644	165	15.9%	4.7%	479	290%
Interest expense, net	(175)	(174)	(4.3)%	(5.0)%	1	1%
Other income	1	1	—%	—%	—	—%
Income (loss) before income taxes and income (loss) from investments in unconsolidated affiliates	470	(8)	11.6%	(0.2)%	478	n/m
Income tax (provision) benefit	(228)	27	(5.6)%	0.8%	255	n/m
Income (loss) from investments in unconsolidated affiliates	42	(10)	1.0%	(0.3)%	52	n/m
Net income	284	9	7.0%	0.3%	275	n/m
Less: net income attributable to noncontrolling interests	15	7	0.4%	0.2%	8	114%
Net income attributable to Fiserv, Inc.	$269	$2	6.6%	0.1%	$267	n/m

(1)Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Six Months Ended June 30,
	2021	2020	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2021	2020	$	%
Revenue:
Processing and services	$6,415	$5,965	82.2%	82.5%	$450	8%
Product	1,391	1,269	17.8%	17.5%	122	10%
Total revenue	7,806	7,234	100.0%	100.0%	572	8%
Expenses:
Cost of processing and services	2,895	3,101	45.1%	52.0%	(206)	(7)%
Cost of product	979	986	70.4%	77.7%	(7)	(1)%
Sub-total	3,874	4,087	49.6%	56.5%	(213)	(5)%
Selling, general and administrative	2,813	2,781	36.0%	38.4%	32	1%
Gain on sale of business	—	(428)	—%	(5.9)%	428	n/m
Total expenses	6,687	6,440	85.7%	89.0%	247	4%
Operating income	1,119	794	14.3%	11.0%	325	41%
Interest expense, net	(351)	(361)	(4.5)%	(5.0)%	10	3%
Other income	22	21	0.3%	0.3%	1	5%
Income before income taxes and income (loss) from investments in unconsolidated affiliates	790	454	10.1%	6.3%	336	74%
Income tax provision	(246)	(52)	(3.2)%	(0.7)%	(194)	373%
Income (loss) from investments in unconsolidated affiliates	58	(16)	0.7%	(0.2)%	74	n/m
Net income	602	386	7.7%	5.3%	216	56%
Less: net income (loss) attributable to noncontrolling interests	29	(8)	0.4%	(0.1)%	37	n/m
Net income attributable to Fiserv, Inc.	$573	$394	7.3%	5.4%	$179	45%

(1)Percentage of revenue is calculated as the relevant revenue, expense, income or loss amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2021	$1,666		$754		$1,421		$210	$4,051
2020	1,223		714		1,320		208	3,465
Revenue growth	$443		$40		$101		$2	$586
Revenue growth percentage	36%		6%		8%			17%
Operating income (loss):
2021	$524		$273		$629		$(782)	$644
2020	245		252		548		(880)	165
Operating income growth	$279		$21		$81		$98	$479
Operating income growth percentage	114%		8%		15%			290%
Operating margin:
2021	31.4%		36.2%		44.3%			15.9%
2020	20.0%		35.4%		41.5%			4.7%
Operating margin growth (1)	1,140	bps	80	bps	280	bps		1,120	bps

	Six Months Ended June 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2021	$3,063		$1,490		$2,826		$427	$7,806
2020	2,624		1,432		2,706		472	7,234
Revenue growth	$439		$58		$120		$(45)	$572
Revenue growth percentage	17%		4%		4%			8%
Operating income (loss):
2021	$911		$519		$1,207		$(1,518)	$1,119
2020	562		456		1,113		(1,337)	794
Operating income growth	$349		$63		$94		$(181)	$325
Operating income growth percentage	62%		14%		8%			41%
Operating margin:
2021	29.7%		34.9%		42.7%			14.3%
2020	21.4%		31.9%		41.2%			11.0%
Operating margin growth (1)	830	bps	300	bps	150	bps		330	bps

(1)Represents the basis point growth or decline in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $586 million, or 17%, in the second quarter of 2021 and increased $572 million, or 8%, in the first six months of 2021 compared to 2020. The revenue increase was primarily due to improved payment and transaction volumes in our merchant acquiring and payment-related businesses, which were adversely affected by the economic impact of the COVID-19 pandemic during the last two weeks of March and throughout the second quarter of 2020. This growth was partially offset by the loss of revenue attributable to dispositions that had revenue of $68 million and $153 million in the second quarter and first six months of 2021, respectively.

Revenue in our Acceptance segment increased $443 million, or 36%, in the second quarter of 2021 and increased $439 million, or 17%, in the first six months of 2021 compared to 2020. The revenue increase was primarily due to improved merchant acquiring payment and transaction volumes, which were adversely affected in the second quarter of 2020 by the economic impact of the COVID-19 pandemic. Revenue increases from volume growth were partially offset by revenue reductions from the dissolution of the BAMS joint venture of 5% in each of the second quarter and first six months of 2021.
Revenue in our Fintech segment increased $40 million, or 6%, in the second quarter of 2021 and increased $58 million, or 4%, in the first six months of 2021 compared to 2020, driven by recurring revenue growth from higher processing revenue across our Fintech businesses. Fintech revenue growth was partially offset by 1% in both the second quarter and first six months of 2021 from a decline in termination fee revenue.
Revenue in our Payments segment increased $101 million, or 8%, in the second quarter of 2021 and increased $120 million, or 4%, in the first six months of 2021 compared to 2020. Increased transaction volumes drove revenue contributions across multiple Payments segment businesses in 2021, including revenue contributions of 4% and 3% from our debit processing business in the second quarter and first six months of 2021, respectively, and 1% from our Zelle® business in each period. In addition, our prepaid solutions business contributed 1% to Payments segment revenue growth in both the second quarter and first six months of 2021, attributable to increased card fulfillment. These increases were partially offset by revenue reductions of 1% and 2% from our bill payment business in the second quarter and first six months of 2021, respectively.
Revenue at Corporate and Other increased $2 million, or 1%, in the second quarter of 2021 and decreased $45 million, or 10%, in the first six months of 2021 compared to 2020. Postage revenue declines and the disposition of a 60% controlling interest of our Investment Services business reduced Corporate and Other revenue in the first six months of 2021 by 6% and 4%, respectively.
Total Expenses
Total expenses increased $107 million, or 3%, in the second quarter of 2021 and increased $247 million, or 4%, in the first six months of 2021 compared to 2020. Total expenses as a percentage of total revenue decreased 1,110 basis points to 84.1% in the second quarter and decreased 330 basis points to 85.7% in the first six months of 2021 compared to 2020. Total expenses as a percentage of total revenue were favorably impacted in 2021 by operating leverage accompanying revenue growth, along with lower acquisition and integration related expenses of $77 million in the second quarter and $181 million in the first six months of 2021, respectively, and lower severance costs of $28 million in the second quarter and $65 million in the first six months of 2021, respectively.
Cost of processing and services as a percentage of processing and services revenue decreased to 44.6% in the second quarter of 2021 compared to 50.7% in the second quarter of 2020 and decreased to 45.1% in the first six months of 2021 compared to 52.0% in the first six months of 2020. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in the second quarter and first six months of 2021 primarily due to strong operating leverage across our businesses, along with approximately 90 basis points and 110 basis points from decreased acquisition and integration related expenses and approximately 30 basis points and 50 basis points from decreased severance costs compared to the second quarter and first six months of 2020, respectively.
Cost of product as a percentage of product revenue decreased to 68.0% in the second quarter of 2021 compared to 79.0% in the second quarter of 2020 and decreased to 70.4% in first six months of 2021 compared to 77.7% in the first six months of 2020. The cost of product as a percentage of product revenue improved in the second quarter and first six months of 2021 as a result of revenue mix, including lower postage pass-through revenue.
Selling, general and administrative expenses as a percentage of total revenue decreased to 35.5% in the second quarter of 2021 compared to 39.7% in the second quarter of 2020 and decreased to 36.0% in the first six months of 2021 compared to 38.4% in the first six months of 2020. The decrease in selling, general and administrative expenses as a percentage of total revenue was primarily due to strong operating leverage across our businesses, along with approximately 170 basis points from decreased acquisition and integration related expenses and approximately 40 basis points from decreased severance costs compared to both the second quarter and first six months of 2020.
The gain on sale of business of $428 million in the first quarter of 2020 resulted from the sale of a 60% interest of our Investment Services business in February 2020.
Operating Income and Operating Margin
Total operating income increased $479 million, or 290%, in the second quarter of 2021 and increased $325 million, or 41%, in the first six months of 2021 compared to 2020. Total operating margin increased 1,120 basis points to 15.9% in the second quarter of 2021 and increased 330 basis points to 14.3% in the first six months of 2021 compared to 2020. Total operating income and total operating margin benefited from improved operating leverage accompanying scalable revenue growth in the second quarter and first six months of 2021 and were also impacted by a $428 million gain on sale of a 60% interest of our Investment Services business in the first quarter of 2020.
Operating income in our Acceptance segment increased $279 million, or 114%, in the second quarter of 2021 and increased $349 million, or 62%, in the first six months of 2021 compared to 2020. Operating margin increased 1,140 basis points to 31.4% in the second quarter of 2021 and increased 830 basis points to 29.7% in the first six months of 2021 compared to 2020. Acceptance operating margin growth in both the second quarter and first six months of 2021 was primarily due to scalable revenue growth as discussed above.
Operating income in our Fintech segment increased $21 million, or 8%, in the second quarter of 2021 and increased $63 million, or 14% in the first six months of 2021 compared to 2020. Operating margin increased 80 basis points to 36.2% in the second quarter of 2021 and increased 300 basis points to 34.9% in the first six months of 2021 compared to 2020. Fintech segment operating margin improvement in the second quarter of 2021 was driven by revenue growth as discussed above. Operating margin improvement in the first six months of 2021 also reflects the impact of expense management initiatives across the segment, including lower personnel costs of approximately 100 basis points and additional expense reductions attributable to lower travel and marketing expenses of approximately 60 basis points.
Operating income in our Payments segment increased $81 million, or 15%, in the second quarter of 2021 and increased $94 million, or 8%, in the first six months of 2021 compared to 2020. Operating margin increased 280 basis points to 44.3% in the second quarter of 2021 and increased 150 basis points to 42.7% in the first six months of 2021 compared to 2020. Payments segment operating margin growth in both the second quarter and first six months of 2021 was primarily attributable to scalable revenue growth as discussed above.
The operating loss in Corporate and Other decreased $98 million in the second quarter of 2021 and increased $181 million in the first six months of 2021 compared to 2020. Corporate and Other was favorably impacted in 2021 by a reduction of acquisition and integration related costs of $77 million in the second quarter and $181 million in the first six months of 2021 and lower severance costs of $28 million in the second quarter and $65 million in the first six months of 2021 compared to 2020. Corporate and Other was favorably impacted in the first six months of 2021 by a $428 million gain on the sale of a 60% interest of our Investment Services business.
Interest Expense, Net
Interest expense, net was relatively consistent in the second quarter of 2021 compared to 2020, and decreased $10 million, or 3%, in the first six months of 2021 compared to 2020 primarily due to lower outstanding borrowings.
Other Income
Other income was relatively consistent through the first six months of 2021 compared to 2020. Other income includes net foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, amounts related to the release of risk under our non-contingent guarantee arrangements and changes in the provision of estimated credit losses associated with indebtedness of certain joint ventures. Other income includes net foreign currency transaction gains of $1 million and $11 million in the first six months of 2021 and 2020, respectively, as well as $12 million in the first six months of 2021 related to a pre-tax gain on the remeasurement of a previously held investment in Ondot to fair value upon acquiring the remaining ownership interest in that entity.
Income Tax Provision
Income tax (provision) benefit as a percentage of income (loss) before income taxes and income (loss) from investments in unconsolidated affiliates was 48.5% and 337.5% for the three months ended June 30, 2021 and 2020, respectively, and was 31.1% and 11.5% for the first six months of 2021 and 2020, respectively. The effective income tax rate for the three months ended June 30, 2021 includes $134 million of income tax expense attributed to the revaluation of certain net deferred tax liabilities, primarily related to intangible assets and investments in joint ventures recognized at fair value in connection with the acquisition of First Data, reflecting the effect of enacted corporate income tax rate changes in the United Kingdom (tax rate increase from 19% to 25% starting in 2023) and Argentina (tax rate increase from 25% to 35%), partially offset by decreases in uncertain tax positions. For the three months ended June 30, 2020, the income tax benefit of $27 million on an $8 million loss before income taxes and loss from investments in unconsolidated affiliates included equity compensation related tax benefits, changes in uncertain tax positions and other discrete tax items. The effective income tax rate for the six months ended June 30, 2021 includes $134 million of income tax expense noted above, partially offset by discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for the six months ended June 30,

2020, included $112 million of income tax expense associated with the $428 million gain on the sale of a 60% interest of our Investment Services business, partially offset by the impact of equity compensation related tax benefits on a lower level of pre-tax income and changes in uncertain tax positions.
Income (Loss) from Investments in Unconsolidated Affiliates
Our share of net income or loss from affiliates accounted for using the equity method of accounting is reported as income (loss) from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax (provision) benefit in the consolidated statements of income. Income (loss) from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $42 million and $(10) million in the second quarter of 2021 and 2020, respectively, and $58 million and $(16) million in the first six months of 2021 and 2020, respectively. Income from investments in unconsolidated affiliates for the three months ended June 30, 2021 included a $33 million pre-tax gain resulting from the sale of our remaining ownership interest in InvestCloud. Income from investments in unconsolidated affiliates for the first six months of 2021 also included a $28 million pre-tax gain resulting from the dilution of our ownership interest in connection with the Tegra118 merger with a third party.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests relates to the ownership interest of our consolidated alliance partners in our consolidated results. Net income (loss) attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $15 million and $7 million in the second quarter of 2021 and 2020, respectively, and $29 million and $(8) million in the first six months of 2021 and 2020, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $0.40 and $0.00 in the second quarter of 2021 and 2020, respectively, and was $0.85 and $0.57 in the first six months of 2021 and 2020, respectively. Net income attributable to Fiserv, Inc. per share-diluted in the first six months of 2021 included discrete tax items related to the revaluation of deferred taxes due to a change in the respective statutory tax rates in the United Kingdom and Argentina. Net income attributable to Fiserv, Inc. per share-diluted in the first six months of 2020 included a gain from the sale of a 60% interest of our Investment Services business, along with higher merger and integration costs associated with the acquisition of First Data.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied using cash flow generated by our operations, along with our cash and cash equivalents of $841 million, proceeds from the issuance of U.S. commercial paper notes, and available capacity under our revolving credit facility of $2.4 billion (net of $1.1 billion of capacity designated for outstanding borrowings under our commercial paper notes program) at June 30, 2021.

The following table summarizes our operating cash flow and capital expenditure amounts for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2021	2020	$	%
Net income	$602	$386	$216
Depreciation and amortization	1,635	1,673	(38)
Share-based compensation	127	202	(75)
Deferred income taxes	(69)	(94)	25
Gain on sale of business	—	(428)	428
(Income) loss from investments in unconsolidated affiliates	(58)	16	(74)
Distributions from unconsolidated affiliates	13	12	1
Non-cash impairment charges	5	40	(35)
Net changes in working capital and other	(242)	112	(354)
Operating cash flow	$2,013	$1,919	$94	5%
Capital expenditures, including capitalized software and other intangibles	$494	$488	$6	1%

Our net cash provided by operating activities, or operating cash flow, was $2.0 billion in the first six months of 2021, an increase of 5% compared with $1.9 billion in the first six months of 2020. This increase was primarily attributable to improved operating results compared to the prior period, partially offset by unfavorable fluctuations in working capital, including increased accounts receivable corresponding to revenue growth.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 6% and 7% of our total revenue for the first six months of 2021 and 2020, respectively.
Share Repurchases
In May 2021, New Omaha Holdings L.P. (“New Omaha”), a shareholder of ours, completed an underwritten secondary public offering of 23.0 million shares of our common stock (the “offering”). We repurchased from the underwriters 5.0 million shares of our common stock that were subject to the offering. The share repurchase totaled $588 million and was funded with cash on hand. The repurchased shares were cancelled and no longer outstanding following the completion of the share repurchase.
Including the repurchase described above, we purchased $1.2 billion and $1.4 billion of our common stock during the first six months of 2021 and 2020, respectively. As of June 30, 2021, we had approximately 55.5 million shares remaining under our current repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
Acquisitions
In June 2021 we acquired SpendLabs, in May 2021 we acquired Pineapple Payments, and in March 2021 we acquired Radius8. Additionally, in January 2021, we acquired a remaining ownership interest in Ondot, in which we previously held a noncontrolling equity interest. We acquired these businesses for an aggregate purchase price of approximately $526 million, net of $19 million of acquired cash, and including earn-out provisions estimated at an aggregate fair value of $33 million. We funded these acquisitions by utilizing a combination of available cash and existing availability under our revolving credit facility. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
In May 2020, we acquired Inlet and, in March 2020, we acquired MerchantPro and Bypass. We acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $45 million. We funded these acquisitions by utilizing a combination of available cash and existing availability under our revolving credit facility. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.

Dispositions
Effective July 2020, we and BANA dissolved the BAMS joint venture, of which we maintained a 51% controlling ownership interest. Upon dissolution of the joint venture’s operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The remaining activities of the joint venture consist of supporting the transition of the business to each party and an orderly wind down of remaining BAMS assets and liabilities. The revenues and expenses of the BAMS joint venture were consolidated into our financial results through the date of dissolution. The business transferred to us is included within our Acceptance segment.
We continue to provide merchant processing and related services to former BAMS clients allocated to BANA, at BAMS pricing, through June 2023. We also provide processing and other support services to new BANA merchant clients pursuant to a five-year non-exclusive agreement which, after June 2023, will also apply to the former BAMS clients allocated to BANA. In addition, both companies are entitled to certain transition services, at fair value, from each other through June 2023.
In February 2020, we sold a 60% controlling interest of our Investment Services business, subsequently renamed as Tegra118. We received pre-tax proceeds of $584 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with the related tax expense of $112 million. The revenues, expenses and cash flows of the Investment Services business were consolidated into our financial results through the date of the sale transaction. The net proceeds from the sale were primarily used to repurchase shares of our common stock. In February 2021, Tegra118 completed a merger with a third party, resulting in a dilution of our ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud. In connection with the transaction, we made an additional capital contribution, funded under our revolving credit facility, of $200 million into the combined entity and recognized a pre-tax gain of $28 million, with a related tax expense of $6 million. In June 2021, we sold our entire ownership interest in InvestCloud for $466 million, resulting in a pre-tax gain of $33 million, with a related tax expense of $8 million. The net proceeds from the sale were primarily used to pay down the outstanding borrowings on our term loan facility.

Indebtedness

(In millions)	June 30, 2021	December 31, 2020
Short-term and current maturities of long-term debt:
Foreign lines of credit	$131	$144
Finance lease and other financing obligations	287	240
Total short-term and current maturities of long-term debt	$418	$384

Long-term debt:
4.750% senior notes due June 2021	$—	$400
3.500% senior notes due October 2022	700	700
0.375% senior notes due July 2023 (Euro-denominated)	596	612
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	729	709
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	596	612
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	596	612
3.000% senior notes due July 2031 (British Pound-denominated)	729	709
4.400% senior notes due July 2049	2,000	2,000
Receivable securitized loan	425	425
Term loan facility	755	1,250
Unamortized discount and deferred financing costs	(141)	(155)
U.S. commercial paper notes	1,060	—
Revolving credit facility	—	22
Finance lease and other financing obligations	480	504
Total long-term debt	$20,425	$20,300

At June 30, 2021, our debt consisted primarily of $17.8 billion of fixed-rate senior notes, $1.1 billion of outstanding borrowings under our U.S. commercial paper notes program, and $755 million of variable rate term loan. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion, and interest on our term loan is paid monthly. Outstanding borrowings under the commercial paper notes program are classified in the consolidated balance sheet as long-term, as we have the intent to refinance these notes on a long-term basis through the continued issuance of new commercial paper notes upon maturity, and we also have the ability to refinance such notes under our revolving credit facility. We used the net proceeds from the issuance of commercial paper notes to repay outstanding borrowings under our revolving credit facility, to repay our 4.750% senior notes that matured in June 2021, and for other general corporate purposes.
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
During the first six months of 2021, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Variable Rate Debt
Our variable rate debt consisted of the following at June 30, 2021:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	n/a	30.27%	131
Receivable securitized loan	July 2022	0.95%	425
Term loan facility	July 2024	1.33%	$755
U.S. commercial paper program	various	0.18%	1,060
Revolving credit facility	September 2023	—%	—
Total variable rate debt			$2,371
We maintain certain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with our international operations and are in various functional currencies, the most significant of which is the Argentine peso.
We maintain a consolidated wholly-owned subsidiary, First Data Receivables, LLC (“FDR”). FDR is a party to certain receivables financing arrangements, including an agreement (“Receivables Financing Agreement”) with certain financial institutions and other persons from time to time party thereto as lenders and group agents, pursuant to which certain of our wholly-owned subsidiaries have agreed to transfer and contribute receivables to FDR, and FDR in turn may obtain borrowings from the financial institutions and other lender parties to the Receivables Financing Agreement secured by liens on those receivables. FDR’s assets are not available to satisfy the obligations of any other of our entities or affiliates, and FDR’s creditors would be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to us. FDR held $1.1 billion in receivables as part of the securitization program, and utilized the receivables as collateral in borrowings of $425 million at June 30, 2021. At June 30, 2021, the collateral capacity under the Receivables Financing Agreement was $840 million, and the maximum borrowing capacity was $500 million.
Beginning in May 2021, we have maintained a U.S. unsecured commercial paper notes program with various maturities ranging from one to three weeks. Outstanding borrowings under the commercial paper notes bear interest based on the prevailing rates at the time of issuance.
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
Cash and Cash Equivalents
Investments (other than those included in settlement assets) with original maturities of three months or less that are readily convertible to cash are considered to be cash equivalents. At June 30, 2021 and December 31, 2020, we held $841 million and $906 million in cash and cash equivalents, respectively.

The table below details the cash and cash equivalents at:

	June 30, 2021			December 31, 2020
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$261	$188	$449	$337	$177	$514
Unavailable (1)	52	340	392	57	335	392
Total	$313	$528	$841	$394	$512	$906
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
We engage in regular communication with the banks that participate in our revolving credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. We periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services, and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote. We maintain a U.S. commercial paper notes program to access funding for general corporate purposes at favorable rates and to provide a source of liquidity. As of June 30, 2021, we had a commercial paper credit rating of P-2 from Moody’s Investors Service, Inc. (“Moody’s”) and A-2 from Standard & Poor’s Rating Services (“S&P). Any downgrade to our commercial paper credit ratings or instability in the commercial paper markets may adversely impact our ability to access funding through our commercial paper notes program and require us to rely more heavily on more expensive financing arrangements, including our revolving credit facility. In addition, the long-term debt markets have historically provided us with a source of liquidity. Although we do not currently anticipate an inability to obtain financing from long-term debt markets in the future, the COVID-19 pandemic could make financing more difficult and/or expensive to obtain. Our ability to access the long-term debt markets on favorable interest rates and other terms also depends on the ratings assigned by the credit rating agencies to our indebtedness. As of June 30, 2021, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s and BBB with a stable outlook from S&P. In the event that the ratings of our outstanding long-term debt securities were substantially lowered or withdrawn for any reason, or if the ratings assigned to any new issue of long-term debt securities were significantly lower than those noted above, particularly if we no longer had investment grade ratings, our ability to access the debt markets could be adversely affected and our interest expense could increase under the terms of certain of our long-term debt securities.
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
Additional information about market risks to which we are exposed, including discussion of risks and potential risks of the COVID-19 pandemic on our business, is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant changes to our quantitative and qualitative analyses about market risk during the six months ended June 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2021	—	$—	—	60,488,000
May 1-31, 2021	5,000,000	117.70	5,000,000	55,488,000
June 1-30, 2021	—	—	—	55,488,000
Total	5,000,000		5,000,000
(1)On August 8, 2018 and November 19, 2020, our board of directors authorized the purchase of up to 30.0 million and 60.0 million shares of our common stock, respectively. These authorizations do not expire.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated By-laws (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, (iii) the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

(1)    Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2020, and included herein solely to provide an updated hyperlink to the appropriate prior filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	July 28, 2021	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	July 28, 2021	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer