Form 10-K
period 2021-12-31
FISERV INC
filed 2022-02-24
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:          1-38962
Fiserv, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1506125
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

255 Fiserv Drive	Brookfield,	WI	53045
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2021 (the last trading day of the second fiscal quarter) was $70,526,209,592 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 18, 2022 was 652,196,905.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2022 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2021.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following, many of which are, and may continue to be, amplified by the COVID-19 pandemic: the duration and intensity of the COVID-19 pandemic including how quickly the global economy recovers from the impact of the pandemic; governmental and private sector responses to the COVID-19 pandemic and the impact of such responses on us; the impact of the COVID-19 pandemic on our employees, clients, vendors, supply chain, operations and sales; our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; the failure of our vendors and merchants to satisfy their obligations; the successful management of credit and fraud risks in our business and merchant alliances; changes in local, regional, national and international economic or political conditions and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our cost of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in this Annual Report on Form 10-K for the year ended December 31, 2021 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

PART I
In this report, all references to “we,” “us,” “our” and “Fiserv” refer to Fiserv, Inc. (“Fiserv”), and, unless the context otherwise requires, its consolidated subsidiaries.
Item 1.  Business
Overview
Fiserv, Inc. is a leading global provider of payments and financial services technology solutions. We are publicly traded on the NASDAQ Global Select Market and part of the S&P 500 Index. We serve clients around the globe, including merchants, banks, credit unions, other financial institutions and corporate clients. We help clients achieve best-in-class results through a commitment to innovation and excellence in areas including account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale and business management platform. Most of the services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature. We service our global client base by working among our geographic teams across various regions: the United States and Canada; Europe, Middle East and Africa; Latin America; and Asia Pacific.
In 2021, we had $16.2 billion in total revenue, $2.3 billion in operating income and $4.0 billion of net cash provided by operating activities from continuing operations. Processing and services revenue, which in 2021 represented 82% of our total revenue, is primarily generated from account- and transaction-based fees under multi-year contracts that generally have high renewal rates. We have operations and offices located both within the United States (the “U.S.” or “domestic”) and outside of the U.S. (“international”) with revenues from domestic and international products and services as a percentage of total revenue as follows for the years ended December 31:

(In millions)	2021	2020	2019
Total revenue	$16,226	$14,852	$10,187
Domestic	86%	87%	88%
International	14%	13%	12%

We have grown our business organically and through acquisitions, by signing new clients, expanding the products and services we provide to existing clients, offering new and enhanced products and services developed through innovation and acquisition, and extending our capabilities geographically, all of which have enabled us to deliver a wide range of integrated products and services and created new opportunities for growth. Our operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment.
Our headquarters are located at 255 Fiserv Drive, Brookfield, Wisconsin 53045, and our telephone number is (262) 879-5000.
Acceptance
The businesses in our Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. Acceptance solutions enable businesses to securely accept consumers’ electronic payment transactions online or in-person. Payment transactions include credit, debit, stored-value and loyalty payments, whether at a physical point-of-sale (“POS”) device, a mobile device such as a smartphone or tablet, or an e-commerce transaction over the internet.
The services in this segment include POS merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; CaratSM, our omnichannel commerce ecosystem; Clover, our cloud-based point-of-sale and business management platform; and Clover Connect, our independent software vendor (“ISV”) platform. We distribute the products and services in the global Acceptance businesses through a variety of channels, including direct sales teams, strategic partnerships with independent sales agents, independent sales organizations (“ISOs”), ISVs, financial institutions, and other strategic partners in the form of joint venture alliances, revenue sharing alliances (“RSAs”), and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of our other segments.
Carat
Carat is our global omnichannel commerce ecosystem designed to enable large businesses to accept more payments, engage more customers, and optimize commerce. Carat helps clients to do everything from accepting e-commerce payments to enabling new consumer experiences such as buy online, pickup in store or online order ahead. Through a single integration, a variety of payment and commerce solutions can be accessed, including global payment acceptance, payments optimization, network routing, fraud detection, online electronic benefits transfers and digital payouts. By offering this wide variety of services, Carat helps clients create more revenue, reduce their cost of payments, reach more consumers, and enable innovative omnichannel transactions such as voice-enabled commerce and payments.
Clover
Built for small and mid-sized businesses (“SMBs”), our cloud-based Clover POS platform is a comprehensive business-management solution that enables businesses to maximize their operating efficiencies, while allowing their customers to pay using a debit or credit card or via mobile payment options. The Clover platform includes hardware and software technology necessary to enable SMB merchants to accept payments, process transactions, provide online ordering, maintain an e-commerce presence, and generate consumer loyalty through Clover’s customer engagement tools. Clover is one of the largest open architecture platforms of commerce-enabling solutions and applications in the world. By integrating next-generation hardware and software applications, Clover has also become a leader in enabling omnichannel commerce solutions for SMBs, with touchless commerce through QR code-based payments, online ordering solutions, or a virtual terminal. Clover solutions also help small business owners gain faster access to capital through advanced access to receivables.
Distribution Channels and Partnerships
Acceptance businesses distribute solutions and services through direct sales teams, as well as partnerships with hundreds of indirect non-bank sales forces, including independent sales agents, ISOs, ISVs, value-added resellers (“VARs”), and payment service providers (“PSPs”). Partnerships with ISOs, ISVs, VARs and PSPs provide specialized sales capabilities and integrated merchant technology solutions to support our partners, help them grow their business and manage their portfolios. Partner technology tools enable real-time access to portfolio activity and pricing management. We also provide marketing services, data analytics and other tools that enable partners to further expand their businesses through local communities, e-commerce channels, and specific industry verticals.
In addition, the businesses in our Acceptance segment leverage powerful sales capabilities for hundreds of financial institution and non-financial institution partners to distribute their products and solutions through strategic arrangements including joint venture alliances, RSAs, and referral agreements. These strategic alliances combine our commerce-enabling technology, processing capabilities and management expertise with the distribution capabilities, footprint and customer relationships of our partners.
Fintech
The businesses in our Fintech segment provide financial institutions around the world with the technology solutions they need to run their operations, including products and services that enable financial institutions to process customer deposit and loan accounts and manage an institution’s general ledger and central information files. As a complement to the core account processing functionality, the businesses in the global Fintech segment also provide digital banking, financial and risk management, professional services and consulting, item processing and source capture, and other products and services that support numerous types of financial transactions. Certain of the businesses in the Fintech segment provide products or services to corporate clients to facilitate the management of financial processes and transactions. Many of the products and services offered in the Fintech segment are integrated with products and services provided by our other segments.
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
The principal account processing solutions used by our depository institution clients are Cleartouch®, DNA®, Precision®, Premier®, Signature® and Portico®. The DNA and Signature solutions are available both domestically and internationally. Account processing solutions are offered primarily as an outsourced service or can be installed on client-owned computer systems or those hosted by third parties.

Our account processing business also provides consulting services, business operations services and related software products that enable the transition of check capture from branch and teller channels to digital self-service deposit channels, including mobile, merchant and ATM. Through the Fiserv® Clearing Network, we provide check clearing and image exchange services. Other products and services include image archive with online retrieval, in-clearings, exceptions and returns, statements, and fraud detection.
Financial and Risk Management Solutions
Our Financial and Risk Management Solutions business provides products and services that deliver operating efficiencies and management insight that enable our clients to protect, manage and grow their businesses. Our Digital Efficiency solutions include Frontier™ (a reconciliation product), Nautilus® (a content management product) and Prologue™ Financials, which combines enterprise performance management and financial control offerings to deliver budgeting, planning, financial accounting, and automated reconciliation and account certification tools to our clients. Our Deposit Liquidity solutions enable our clients to retain, monetize and grow their deposit account base while analyzing customer demand and providing for customer short-term liquidity. Our commercial payments solutions provide financial institutions with the infrastructure they need to process, route and settle non-card-based electronic payments, including Automated Clearing House (“ACH”), wire and instant payments, and to efficiently manage associated information flows. Clients may use our payment platform applications on a licensed or hosted basis, and as an add-on to existing legacy technology or as a stand-alone comprehensive modern payments platform. These solutions are further complemented by fraud detection and mitigation through our Fraud and Financial Crime Risk Management solutions.
Digital Solutions
Our principal digital consumer and business digital banking platforms are AbilitiSM, Architect™, Corillian Online®, and Mobiliti™. Abiliti is our next-generation digital banking platform providing a single solution for consumers and businesses and serving as a gateway to our digital ecosystem. It is a cloud-based platform designed to deliver continuous innovation and new functionality to increase efficiency, engagement and insights for a digital-first experience. Architect is a premium open-architecture platform providing seamless online, mobile and tablet banking for retail and small business customers and offers extensive customizations and integrations to create unique digital experiences. Our Corillian platform supports multiple lines of banking for consumers and businesses and is designed to be highly scalable to meet the evolving needs of banks and credit unions, allowing clients to deploy new services through integrations of digital applications. Our Mobiliti platform provides a variety of mobile banking and payments services to our clients and their customers via mobile browser and a downloadable application for smartphones and tablets, designed for a mobile-first experience. Each of these solutions allows customers to complete balance inquiries and view their transaction history, and enables access to our digital ecosystem, including electronic bill payments, person-to-person digital payments, funds transfer between accounts and to other people, and personal financial management tools.
Enhancing our digital banking platform capabilities are our OriginateSM suite, SecureNow™, Credit SenseSM, and LinkLive. The Originate family, including Deposit Director, Loan Director and Mortgage Director, enables digital account opening and loan origination services supporting multi-channel strategies for financial institutions. This suite is designed to become a single point of origination that qualifies users across the range of digital opening and lending options. Our SecureNow product delivers real-time cybersecurity defense capability, integrating industry-leading controls into a single platform. Our Credit Sense solution helps customers instantly access and monitor credit scores and enables digital marketing offers. LinkLive is a unified, cloud-based multimedia communications solution that includes video communication, online chat and secure messaging, enabling customer engagement and customer servicing automation. Each of these applications are pre-integrated with key Fiserv digital platforms, including Abiliti, Architect, Corillian, Mobiliti and other solutions, for rapid deployment to improve digital experiences.
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

Network and Debit Processing
Our network and debit processing business is a leader in electronic funds transfer services and provides a comprehensive payments solution through a variety of products and services. We provide financial institution clients with a full range of debit processing services, including ATM managed services and cash and logistics management; tokenization, loyalty and reward programs; customized authorization processing; gateway processing to payment networks; and risk management products. We own and operate the Accel®, MoneyPass® and STAR® networks, which serve financial institutions, providing access to funds at the point-of-sale and via ATMs, inclusive of CardFree CashSM access as well as via chip and traditional magnetic stripe cards. Our debit processing also provides a range of security, risk and fraud management solutions, which incorporate machine-learning-based predictive technology, that help financial institutions securely operate and grow their business by preventing fraud. Our networks’ POS support delivers comprehensive coverage of PIN and PIN-less authentication support at physical and e-commerce merchants domestically. CardHub, our digital enablement capability, provides our clients’ customers with mobile-based, customizable card management and alert tools that drive engagement and revenue for card issuers. Our risk management tools and portfolio management services are integrated with real-time fraud decisioning. In 2021, we introduced Credit Choice, a fully managed credit card issuing-as-a-service solution which allows community financial institutions to offer their customers a branded credit card that is fully integrated into their debit solutions without the operational burden of managing their own credit card portfolio.
Credit Processing
Our credit processing business provides solutions to financial institutions and other issuers of credit, such as banks, group service providers, retailers and consumer finance companies, to enable them to process transactions on behalf of their customers. Depending on the market and our clients’ needs, we deliver these solutions through our proprietary outsourced service platforms, software application licenses, or software-as-a-service hosted in the cloud. Our solutions in North America primarily use our proprietary OptisSM platform to provide transaction authorization and posting, account maintenance and settlement. Our VisionPLUS® software is used globally as both a processing solution and a licensed software solution that enables clients to process their own transactions, depending on the market. We also provide financial institutions with professional services and customer contact services, including call center solutions and back-office processing.
Output Solutions
Our output solutions business provides business communication products and services to clients across a wide variety of industries, including financial services, healthcare, retail, utilities and travel and entertainment. We provide various channels for clients to communicate, build relationships and maximize customer engagement and loyalty, while limiting costs of a personalized and integrated consumer experience. Our products and services include electronic document management through our electronic document delivery products and services; card manufacturing, personalization and mailing; statement production and mailing; design and fulfillment of direct mail services; forms distribution; and laser printing and mailing.
Digital Payments
Our digital payment solutions include person-to-person payments, account-to-account transfers and account opening and funding. Our person-to-person payments and account-to-account transfer services allow consumers a convenient way to send and receive money while offering financial institutions the opportunity to generate new transaction-based revenue, attract new accounts and increase loyalty among existing customers. We partner with Early Warning Services, LLC to offer a turnkey implementation of its Zelle® real-time person-to-person payments service. Our turnkey solution simplifies the implementation of Zelle by providing interface, risk management, alerting, settlement and other services to clients. Our Aggregation and Information Services products, including AllData® Aggregation, provide consumer-permissioned access to account and transaction data, enabling providers to build novel experiences for opening new accounts, planning for financial wellness, providing financial advice and more.
Bill Payment Solutions
Our bill payment solutions business provides electronic billing, payment and presentment services to our financial institution clients and to companies that deliver bills to their customers, such as utilities, telephone and cable companies, lending institutions, healthcare, and insurance providers. These services enable our clients to reduce costs, collect payments faster through multiple channels, increase customer satisfaction, and provide customers flexible, easy-to-use ways to view and pay their bills. Our principal electronic bill payment and presentment product for financial and other institutions, CheckFree® RXP®, allows our clients’ customers to: manage household bills via an easy-to-use, online tool; view billing and payment information; pay and manage all of their bills in one place; and complete same-day or next-day bill payments to a wide range of billers and others. Our other biller clients’ customers access our electronic billing and payment systems by viewing or paying a bill through a financial institution’s bill payment application, using a biller’s website, mobile application, automated phone system or customer service representative, or by paying in-person at one of the many nationwide walk-in payment locations operated by our agents. These diverse options allow our clients’ customers to view and pay bills wherever, whenever and however they feel most comfortable. Furthermore, because our biller clients are able to receive all of these services from us, we can eliminate the operational complexity and expense of supporting multiple vendor systems or in-house-developed systems.
Prepaid Solutions
Our prepaid solutions include stored value cards offered by our Gift Solutions and Money Network® businesses. The Gift Solutions business provides end-to-end, omnichannel solutions to securely implement and manage gift card programs that help clients drive revenue, engagement and loyalty. These solutions include physical and digital gift card fulfillment, program management, e-commerce gift card storefronts, security and fraud protection, transaction processing services, incentive and rebate cards as well as reloadable and non-reloadable prepaid cards that may be used with a variety of mobile applications. The Money Network service simplifies payment distribution for organizations while reducing or eliminating expenses associated with issuing traditional paper checks. This service also provides consumers without bank accounts with fast, digital access to manage their money, including wages. Money Network solutions include Electronic Payroll Delivery, government disbursements, digital disbursements and corporate incentives as well as single-load and reloadable prepaid account options. Accountholders of the Money Network Electronic Payroll Delivery Service have access to a Money Network Card, Money Network Checks and a robust mobile app to manage their account anytime, anywhere.
Impact of COVID-19 Pandemic
Since early 2020, the world has been, and continues to be, impacted by the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic, and various measures imposed by the governments of many countries, states, cities and other geographic regions to prevent its spread, have negatively impacted global economic and market conditions, including levels of consumer and business spending. Consequently, our operating performance, primarily within our merchant acquiring and payment-related businesses, which earn transaction-based fees, has been adversely affected, and may continue to be adversely affected, by the economic impact of the COVID-19 pandemic. Such uncertainty remains despite improving trends in global economic activity and market conditions. Additional information regarding the impact of the COVID-19 pandemic on our business can be found under the section titled “Recent Market Conditions” included within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K and risks related to the COVID-19 pandemic can be found under Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.
Our Strategy
Our aspiration is to move money and information in a way that moves the world. Our purpose is to deliver superior value for our clients through leading technology, targeted innovation and excellence in everything we do. We are focused on operating businesses where we have: deep industry expertise that enables us to serve the market with high effectiveness; a strong competitive position, currently or via a clear path in the foreseeable future; long-term, trusted client relationships that are based on recurring services and transactions; differentiated solutions that deliver value to our clients through integration and innovation; and strong management to execute strategies in a disciplined manner. Consistent with this focus, we continue to operate our business in accordance with the following strategic framework:
•Client Relationship Value. We plan to increase the number and breadth of our client relationships by, among other actions: continuing to integrate our products and services; introducing new products and services that are aligned with market needs; combining products and services to deliver enhanced, integrated value propositions; and delivering quality service and support for our clients.
•Innovation. We seek to be an innovation leader, utilizing our assets and capabilities to be at the forefront of our industry and enable our clients to deliver best-in-class results.
•Operational Effectiveness. We believe we can further improve the quality of our client delivery while reducing our costs by using the opportunities created by our size and scale.
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
Resources
Our business depends on a variety of resources to operate including products and services provided to us by third parties. For example, we rely on our human capital resources for product development (including product design and coding), sales, operations (including customer service, technology support, security and compliance) and management; access to financial and telecommunication networks; computers, servers, mainframes, microchips and other computer equipment; and Clover and other POS devices. We periodically review our resource requirements and sources, as well as our relationships with key vendors, to best meet the needs of our business including global sourcing efforts and alternate supplier resourcing. We believe we have access to the resources necessary for our current business needs. More information regarding supply chain risks can be found under the heading “Competitive and Business Risks” in the Risk Factors section of this report and our human capital resources can be found below under “Human Capital.”
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
Competition
The market for technology products and services in the industries we serve is fragmented, highly competitive, and served by a multitude of large and small firms. Our principal competitors include other large, integrated providers of financial services technology and payment systems, data processing affiliates of large companies, processing centers owned or operated as user cooperatives, financial institutions, merchant acquirers, ISOs, ISVs, payments companies and payment network operators. Our competitors also include global and local IT product and services companies and payment service providers and processors. We expect competition to continue to increase as new companies enter our markets and existing competitors expand or consolidate their product lines and services. Some of these competitors possess substantial financial, sales and marketing resources and can compete with us in various ways, including through the use of integrated product offerings and through pricing and long-standing relationships. Depending on the product or service, competitive factors may include quality, security, innovation, breadth or novelty of features and functionality, client satisfaction, market opportunity, integration, reliability, agility, global reach, multiple distribution channels, service reliability and performance standards, timely introduction of new products and features, platform scalability and flexibility, and value. We believe that we compete favorably in each of these categories. Additional information about competition in our segments is provided below.

Acceptance
Our Acceptance segment competes with merchant acquirers as well as with financial institutions that provide acquiring and processing services to businesses on their own. In many cases, our alliance and commercial partners, such as ISOs and ISVs, compete against each other. We also compete with merchant services providers, and in a number of international markets, our Acceptance segment competes with a growing number of local and regional providers. In addition, payment networks and large technology, media and other providers are increasingly offering products and services that compete with our suite of merchant acquiring solutions.
Fintech
Our products and services in the Fintech segment compete with large, diversified software and service companies and independent suppliers of software products. Existing and potential financial institution clients could also develop and use their own in-house systems. In addition, we compete with vendors that offer similar transaction processing products and services to financial institutions.
Payments
The businesses in our Payments segment primarily compete with businesses that offer consumer payment solutions and a number of payment and card issuer processors. In addition to traditional payments competitors, large technology, media and other emerging financial technology providers are increasingly seeking to provide alternative payment and financing solutions. Existing and potential financial institution and other corporate clients could also develop and use their own in-house systems or custom-designed solutions instead of our products and services.
Government Regulation
Our operations, and the products and services that we offer, are subject to various U.S. federal, state and local regulation, as well as regulation outside the U.S., and to other rules, such as those promulgated by various payment networks and banking authorities. Failure to comply with these rules and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service and the imposition of civil and criminal penalties, including fines. In addition, we may be required, among other things, to make significant additional investments to comply with such rules and regulations, to modify our products or services or the manner in which they are provided, or to limit or change the amount or types of revenue we are able to generate.
Financial Institution Regulations. Because a number of our businesses provide data processing services for financial institutions, we are subject to examination by the U.S. Federal Financial Institutions Examination Council (“FFIEC”), which is a formal interagency body empowered to examine significant service providers to financial institutions. The member agencies of the FFIEC include the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the National Credit Union Administration, and the Consumer Financial Protection Bureau (“CFPB”), which is empowered to conduct rule-making and supervision related to, and enforcement of, “federal consumer financial laws,” some of which apply to products and services offered by our clients. We are also subject to examination by the first three of these agencies which refer to themselves as the Federal Banking Agencies when acting together. A subsidiary that engages in trust activities is subject to regulation, examination and oversight by the Division of Banking of the Colorado Department of Regulatory Agencies.
In the U.S., we are also subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, among other things, caps debit interchange rates for certain card issuers; prohibits debit payment card networks from restricting card issuers from contracting with other payment card networks; prohibits card issuers and payment networks from restricting the ability of merchants to direct the routing of debit card transactions; requires all debit card issuers in the U.S. to participate in at least two unaffiliated debit payment card networks; and generally prohibits network exclusivity arrangements for prepaid card and healthcare debit card issuers. These regulations impact our card processing businesses and our clients’ ability to generate revenue.
A number of our subsidiaries hold payment institution licenses, electronic money licenses or similar licenses in the countries in which such subsidiaries do business. These subsidiaries are subject to regulation and oversight in the applicable countries, which may include, among other obligations, a requirement to maintain specified regulatory capital. In addition, several subsidiaries outside of the U.S. provide services such as merchant terminal leasing, debit processing, acquiring, issuing, factoring and settlement that make them subject to regulation by financial services supervisory agencies, including the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”), the Federal Financial Supervision Agency in Germany, the National Bank of Poland, the Reserve Bank of Australia and the Monetary Authority of Singapore.

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
Privacy and Information Security Regulations. We provide services that are subject to various federal, state and foreign privacy laws and regulations, as well as association and network privacy rules, which govern, among other things, the collection, processing, storage, deletion, use and disclosure of personal information. These laws and rules contain a variety of obligations including the safeguarding of personal information, the provision of notices and use and disclosure rights. The regulations and rules are complex and evolving and can provide for significant penalties or the suspension or termination of our registrations or certifications for non-compliance.
In the U.S., we are subject to various federal and state privacy and security laws. The U.S. Gramm-Leach-Bliley Act (“GLBA”) requires financial institutions to explain their information sharing practices to their customers and to safeguard sensitive data. We are subject to the GLBA and have privacy and security obligations to our clients who are regulated by the GLBA. The U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) governs the use and disclosure of protected health information in healthcare treatment, payment and operations by covered entities. We are also subject to the U.S. Federal Trade Commission Act, which empowers the Federal Trade Commission (“FTC”) to prohibit unfair and deceptive privacy practices. In addition to the FTC Act, the FTC is also responsible for overseeing and enforcing the privacy provisions over certain aspects of the GLBA and the Fair Credit Reporting Act (“FCRA”), each of which is applicable to our businesses in certain circumstances. In 2021, the FTC issued a final rule amending the FTC’s GLBA Safeguards Rule that takes effect in December 2022 and applies to certain non-bank entities under FTC jurisdiction, and may require us to enhance our security measures in some of our operations. In addition, in 2021, the Federal Banking Agencies issued a final rule requiring “computer-security incident” notifications by banking organizations and bank service providers that takes effect in May 2022 and may require that we enhance our “computer-security incident” notifications for some of our operations.
We also have obligations under state laws, such as the California Consumer Privacy Act, which gives California consumers more control over the personal information businesses hold about them, as both a “business” and as a “service provider.” In addition, in 2021, Virginia and Colorado passed comprehensive privacy acts to govern the personal data of their residents. We are also subject to the separate security breach notification laws of each of the 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.
In the E.U., we are subject to the General Data Protection Regulation (“GDPR”), a comprehensive approach to personal data protection with enforcement that can lead to penalties of up to the greater of twenty million Euro or four percent of a company’s consolidated global revenue. Following the U.K.’s exit from the E.U. Single Market and Customs Union on December 31, 2020, we are also subject to U.K. GDPR. There are numerous additional privacy laws and regulations that apply to our businesses around the world which can provide for significant penalties. Some of these data protection laws, including in the E.U., India, United Arab Emirates and China, impose requirements about data subject rights and security along with restricting the international transfer of personal data absent lawfully recognized transfer mechanisms, or in some cases, prohibits such transfer completely.
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
We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions to or from, or dealings with, specified countries, governments, individuals and entities that are specially designated nationals of those countries, including narcotics traffickers and terrorists or terrorist organizations. Other group entities may be subject to additional local sanctions requirements in other relevant jurisdictions.
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
Human Capital
As of December 31, 2021, we had over 44,000 employees worldwide, approximately 18,000 of whom were employed outside the U.S. Successful execution of our talent management strategy depends on attracting, developing and retaining highly qualified employees at all levels of our organization. This includes creating a culture committed to diversity and inclusion and employee development, retention, engagement and well-being.
Development and Retention
We are committed to creating a high-performance culture that consistently delivers excellence for our clients and long-term value for our shareholders while providing a workplace experience for our employees that values leadership, innovation, diversity and collaboration. Our performance management process promotes differentiation based on contributions toward our strategic business objectives and overall success. Career development is an important part of our overall value proposition for employees. We provide employees with opportunities to grow, regardless of job level, within the organization including through targeted online learning, our Leading Women program designed to accelerate the professional growth of female top talent, our Leading Fiserv program designed to develop critical leadership skills for frontline managers, and our Vision to Results leadership program focused on driving our One Fiserv approach to enterprise goals. We also focus on internal mobility and redeployment to retain talented employees and to optimize their opportunities for success.
Diversity and Inclusion
We are committed to cultivating a diverse, respectful and inclusive workplace. Our diversity and inclusion programs reflect our focus on:
•Advancing diversity at all levels across the organization, including increasing the representation of women and minorities in leadership positions, requiring consideration of diverse candidates for senior leadership positions, dedicating talent acquisition resources focused on hiring diverse individuals, providing career opportunities to the military community and deepening relationships with historically Black colleges and universities, industry networks, and military and veterans’ organizations;
•Promoting employee awareness through: education and participation in diversity and inclusion programs, such as inclusive leader assessment and coaching program to develop the competencies necessary to create an inclusive workplace; eight Employee Resource Groups (“ERGs”) with over 7,000 members for associates to connect, support each other and elevate their professional development; and a host of diversity and inclusion training courses available to all employees;
•Investing to support small, minority-owned businesses through financial support, business expertise, leading technology solutions, strategic partnerships and community engagement, including expansion of our Forward Together initiative in 2021 to more U.S. cities and the United Kingdom; and
•Strengthening partnerships with organizations focused on human rights, racial equity and social justice including work by our ERGs with community organizations and groups to provide mentorship opportunities and serve as force multipliers for talent acquisition, employee engagement and diversity efforts.
Engagement
To assess employee engagement, we seek and collect employee feedback through employee engagement surveys. These surveys focus on engagement, well-being, client experience, communication, teamwork, manager effectiveness, trust and diversity and inclusion. In addition to assessing engagement, the survey results enable us to gain insight into employee perspectives and issues which we use to enhance processes, set priorities and respond quickly to associate concerns.
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
In addition, in response to the COVID-19 pandemic, we have taken actions to protect the health, safety and well-being of our employees while maintaining business continuity. These actions include, among others, restricting travel, limiting non-essential visitors to our facilities, disinfecting facilities, providing onsite testing and personal protective equipment to employees, establishing a variety of safety protocols at facilities, and requiring U.S. employees to be fully vaccinated unless they have an approved medical, religious, or state exemption.
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
Competitive and Business Risks
The ongoing COVID-19 pandemic has had, and may continue to have, adverse impacts on our business and may amplify many of our other known risks.
In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken actions to prevent the spread of COVID-19, such as imposing travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations. These measures have, among other matters, negatively impacted consumer and business spending and, as a result, our operating performance, primarily within our merchant acquiring and payment-related businesses, which earn transaction-based fees. The pandemic has negatively impacted and may continue to negatively impact, transaction volumes, create economic uncertainty and financial market volatility, reduce economic activity, increase unemployment and cause a decline in consumer and business confidence, and could in the future further negatively impact the demand for our products and services, including merchant acquiring and payment processing. Ultimately, the extent of the adverse impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition will depend on, among other matters, the duration and intensity of the pandemic; the level of success of global vaccination efforts; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our employees, clients, vendors, supply chain, operations and sales, all of which are uncertain, difficult to predict and may remain prevalent for a significant period of time even after the pandemic subsides, including due to a continued or prolonged recession in the U.S. or other major economies.
Additional factors that could negatively impact us include:
•Sustained increases in consumer chargebacks associated with processed transactions that merchant clients have submitted but have not fulfilled as an unprecedented number of merchants have been required to suspend or terminate their operations. Merchants may be unable to fund these chargebacks, potentially resulting in losses to us;
•Disruption to our supply chain and third-party delivery service providers, including if: the factories that manufacture our point-of-sale devices, payment cards or computer chips for payment cards, or paper stock are temporarily closed or experience workforce shortages; shipping services are interrupted or delayed; there are increased lead times, shortages or higher costs for certain materials and components; or there are workforce shortages at our or third-party customer support, software development or technology hosting facilities;
•Government orders or other restrictions that limit or prohibit us from providing client-facing services from regular service locations, the failure of our business continuity plans, or supply chain issues that prevent us from meeting client service levels, any of which may increase the risk of failing to meet client contractual obligations that could cause loss of revenue, contractual penalties or potential legal disputes;
•Clients may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. If clients cease operations or file for bankruptcy protection, we may experience lower revenue and earnings and have greater exposure to future transaction declines; and
•The possibility of one or more clusters of COVID-19 cases occurring at our data, call, production or operations centers, affecting our employees or affecting the systems or employees of our clients or other third parties on which we depend.
The COVID-19 pandemic has caused us to modify our business practices, including restricting travel, limiting non-essential visitors to our facilities, disinfecting facilities, providing onsite testing and personal protective equipment to employees, establishing a variety of safety protocols at facilities and requiring U.S. employees to be fully vaccinated unless they have an approved medical, religious, or state exemption. We expect to continue such safety measures for the foreseeable future and may take further actions, or adapt these existing policies, as government authorities may require or recommend or as we may determine to be in the best interest of our employees, clients and vendors. Such measures may impact our productivity or effectiveness, and there is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic.
These and other potential negative impacts relating to the COVID-19 pandemic may also heighten or exacerbate the other risk factors described in this Annual Report on Form 10-K.

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
Our operations depend on receiving, storing, processing and transmitting sensitive information pertaining to our business, our employees, our clients and their customers. Under the card network rules, various federal, state and international laws, and client contracts, we are responsible for information provided to us by financial institutions, merchants, ISOs, third-party service providers and others. Preserving the confidentiality of sensitive business and personal information is critical to our business. Any unauthorized access, intrusion, infiltration, network disruption, denial of service or similar incident could disrupt the integrity, continuity, security and trust of our systems or data, or the systems or data of our clients, partners or vendors. These incidents are often difficult to detect and are constantly evolving. We expect that unauthorized parties will continue to attempt to gain access to our systems or facilities, and those of our clients, partners and vendors, through various means and with increasing sophistication, particularly as cybercriminals attempt to profit from the disruption caused by the COVID-19 pandemic given increased online banking, e-commerce and other online activity. These events could create costly litigation, significant financial liability, increased regulatory scrutiny, financial sanctions and a loss of confidence in our ability to serve clients and cause current or potential clients to choose another service provider, all of which could have a material adverse impact on our business. In addition, we expect to continue to invest significant resources to maintain and enhance our information security and controls or to investigate and remediate any security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and that none of the events that we have encountered to date have materially impacted us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data, including protection against unauthorized access and use by our employees, will be successful or sufficient to counter all current and emerging technological risks and threats. The impact of a material event involving our systems and data, or those of our clients, partners or vendors, could have a material adverse effect on our business, results of operations and financial condition.
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
We offer merchant acquiring, processing and issuing services outside of the U.S., including in the U.K., Germany, Argentina, India and Brazil. Our facilities outside of the U.S., and those of our suppliers and vendors, including manufacturing, customer support, software development and technology hosting facilities, are subject to risks, including natural disasters, public health crises, political crises, terrorism, war, political instability and other events outside of our or our suppliers’ control. As we continue to expand internationally and grow our client base outside of the U.S., we may face challenges due to the presence of more established competitors and our relative lack of experience in such non-U.S. markets, and we may incur higher than anticipated costs. If we are unable to successfully manage the risks associated with the international operation and expansion of our business, our results of operations and financial condition could be negatively impacted.
Our business may be adversely impacted by U.S. and global market and economic conditions.
For the foreseeable future, we expect to continue to derive revenue primarily from products and services we provide to the financial services industry and from our merchant acquiring business. Given this focus, we are exposed to global economic conditions and adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. Such trends may include, but are not limited to, the following:
•declining economies, foreign currency fluctuations, inflation, social unrest, natural disasters, public health crises, including the occurrence of a contagious disease or illness, and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which a significant portion of our revenues are dependent;
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
•our clients may decrease spending for value-added services; and
•government intervention, including the effect of laws, regulations, treaties and/or government investments in our clients, may have potential negative effects on our business, operations and our relationships with our clients or otherwise alter their strategic direction away from our products.
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
In Europe, we are continuing to assess the implications of the United Kingdom leaving the European Union (“Brexit”). We cannot predict the impact that Brexit, including any future trade agreements, divergence in law or currency fluctuations, will have on our business and our clients, and it is possible that it may adversely affect our operations and financial results.

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
In response to the COVID-19 pandemic, federal, state, local and foreign governments issued emergency orders and a significant number of new laws and regulations in a short period of time. These actions have impacted our current operations, including with respect to collection and consumer credit reporting activities, and we have experienced an increased volume of client support requests because many of the new laws impact our clients. We have been required to expend additional resources and incur additional costs to address regulatory requirements applicable to us or our clients, and there could be additional government initiatives to reduce or eliminate payments, costs or fees to merchants, or fees or other sources of revenue to financial institutions, all of which could adversely impact our business and results of operations.
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
Cybersecurity and data privacy risks have received heightened legislative and regulatory attention. In Europe, the General Data Protection Regulation (“GDPR”) extends the scope of the E.U. data protection law to all companies processing data of E.U. residents, regardless of the company’s location, subject to certain limitations. The law requires companies to meet stringent requirements regarding the handling of personal data. E.U. data protection law continuously develops and requires significant changes to our policies and procedures. For example, in 2020, the Court of Justice of the European Union issued a decision that invalidated the European Commission’s adequacy decision for the E.U.-U.S. Privacy Shield Framework and placed additional safeguards necessary for transfers of personal data to the U.S., requiring companies and regulators to conduct case-by-case analyses to determine whether foreign protections concerning government access to transferred data meet E.U. standards. Together with our vendors and clients, we have been directly impacted by this decision, and our ability to transfer data outside the E.U. may be further impacted by determinations made by regulators in the E.U. We are also subject to U.K. GDPR following the U.K.’s exit from the E.U. Single Market and Customs Union. Our efforts to comply with E.U., U.K. and other privacy and data protection laws around the world that apply to our businesses could involve substantial expenses, divert resources from other initiatives and projects and limit the services we are able to offer. There is also increased focus on data localization requirements around the world in countries such as the United Arab Emirates, China and India which could impact our business model with respect to our storage and transfer of personal data. Further, failure to comply with applicable laws in this area could also result in significant fines, penalties and reputational damage.
In addition, U.S. banking agencies have adopted or proposed enhanced cyber risk management standards that would apply to us and our financial institution clients and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states also have adopted or proposed new privacy and cybersecurity laws targeting these issues. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to enhance or modify our systems, invest in new systems or alter our business practices or our policies on data governance and privacy. If any of these outcomes were to occur, our operational costs could increase significantly.
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
Our operations are subject to tax by federal, state, local, and international taxing jurisdictions. Changes in tax laws or their interpretations in our significant tax jurisdictions could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Additionally, future tax laws, regulations or guidance from the Internal Revenue Service, the Securities and Exchange Commission or the Financial Accounting Standards

Board could cause us to adjust current estimates in future periods, which could impact our earnings and have an adverse effect on our results of operations and cash flow.
The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we do business remain focused on the taxation of multinational corporations. The OECD, which represents a coalition of member countries, including the U.S., is contemplating changes to numerous longstanding tax principles, including ensuring all companies pay a global minimum tax and expanding taxing rights of market countries. Because the timing of implementation and the specific measures adopted will vary among participating countries, significant uncertainty remains regarding the impact of these initiatives and their implementation could adversely affect our business or financial results.
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
Our balance sheet includes goodwill and intangible assets that represent 66% of our total assets at December 31, 2021. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.
Existing or future leverage may harm our financial condition and results of operations.
At December 31, 2021, we had approximately $21.2 billion of debt. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if certain of our outstanding senior notes or commercial paper notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, including due to a lack of further recovery or deterioration in economic and market conditions resulting from the COVID-19 pandemic, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.
An increase in interest rates may negatively impact our operating results and financial condition.
Certain of our borrowings, including borrowings under our revolving credit facility, term loan, foreign lines of credit, commercial paper and receivable securitization facility, are at variable rates of interest. An increase in interest rates would have a negative impact on our results of operations by causing an increase in interest expense. At December 31, 2021, we had approximately $2.9 billion in variable rate debt, which includes $200 million on our term loan, $337 million drawn on our revolving credit facility and foreign lines of credit, an aggregate amount of $1.8 billion outstanding under our U.S. dollar and Euro commercial paper programs, and $500 million drawn on our accounts receivable securitization facility. Based on outstanding debt balances and interest rates at December 31, 2021, a 1% increase in variable interest rates would result in an increase to annual interest expense of $29 million.
Our results of operations may be adversely affected by changes in foreign currency exchange rates.
We are subject to risks related to changes in currency rates as a result of our investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenues and profit generated by such international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. From time to time, we utilize foreign currency forward contracts and other hedging instruments to mitigate the market value risks associated with foreign currency-denominated transactions and investments. These hedging strategies may not, however, eliminate all of the risks related to foreign currency translation, and we may forgo the benefits we would otherwise experience if currency exchange rates were to change in our favor. We have also issued foreign currency-denominated senior notes and commercial paper notes for which payments of interest and principal are to be made in foreign currency, and fluctuations in foreign currency exchange rates could cause the expense associated with such payments to increase. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our foreign revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenues and earnings we derive from our international operations and have a material adverse effect on our business.
New Omaha Holdings L.P. may sell a substantial amount of our common stock as certain restrictions on sales expire, and these sales could cause the price of our common stock to fall.
New Omaha Holdings L.P. (“New Omaha”) owns approximately 7.5% of our outstanding shares. New Omaha may sell its shares subject to certain limitations contained in the shareholder agreement between us and New Omaha. Under a registration rights agreement entered into in connection with the acquisition, we have granted New Omaha registration rights, which permit, among others, underwritten offerings. The registration rights agreement will terminate when the aggregate ownership percentage of the issued and outstanding shares of our common stock held by New Omaha and its affiliate transferees falls below 2% and such shares may be freely sold without restrictions.
New Omaha may have influence over us and its interests may conflict with other shareholders.
New Omaha owns approximately 7.5% of our issued and outstanding shares and is our largest shareholder. Under the shareholder agreement between us and New Omaha, New Omaha may designate a director to serve on our board of directors in accordance with the terms thereof until the aggregate ownership percentage of our issued and outstanding shares of common stock held by New Omaha and its affiliate transferees first falls below 5%. The shareholder agreement will terminate when the aggregate ownership percentage of our outstanding shares held by New Omaha and certain of its affiliates falls below 3%. Although there are various restrictions on New Omaha’s ability to take certain actions with respect to us and our shareholders (including certain standstill provisions for so long as New Omaha’s aggregate ownership percentage of the issued and outstanding shares of our common stock remains at or above 5%), New Omaha may seek to influence, and may be able to influence, us through its appointment of a director to our board of directors and its share ownership.

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
At December 31, 2021, we owned 20 properties and leased 158 properties globally. Our real estate strategy includes developing state-of-the art centralized campus environments in strategic locations across the U.S., including in Florida, Georgia, Nebraska, New Jersey and Wisconsin. These locations are used for operational, sales, management and administrative purposes. As a normal part of our business operations, including in connection with the integration of companies that we acquire, we regularly review our real estate portfolio. We may choose to acquire or dispose of properties in order to maintain a real estate footprint designed to maximize collaboration, innovation and communication in ways that enable us to best serve our clients and to create more opportunities for professional growth and development for our associates.
Item 3.  Legal Proceedings
In the normal course of business, we or our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers as of February 24, 2022, together with their ages, positions and business experience are described below:

Name	Age	Title
Frank J. Bisignano	62	President and Chief Executive Officer
Guy Chiarello	62	Chief Operating Officer
Christopher M. Foskett	64	Chief Revenue Officer
Robert W. Hau	56	Chief Financial Officer
Suzan Kereere	56	Executive Vice President, Head of Global Business Solutions
Adam L. Rosman	56	Chief Administrative Officer and Chief Legal Officer
Byron C. Vielehr	58	Chief Digital and Data Officer
Mr. Bisignano has served as Chief Executive Officer since 2020 and a director and President since 2019. He served as Chief Operating Officer from 2019 to 2020. Mr. Bisignano joined Fiserv as part of the acquisition of First Data Corporation, where he served as chief executive officer since 2013 and chairman since 2014. From 2005 to 2013, he held various executive positions with JPMorgan Chase & Co., a global financial services firm, including co-chief operating officer, chief executive officer of mortgage banking and chief administrative officer. From 2002 to 2005, Mr. Bisignano served as chief executive officer for Citigroup’s Global Transactions Services business and a member of Citigroup’s Management Committee.
Mr. Chiarello has served as Chief Operating Officer since June 2021 and previously served as Chief Administrative Officer since 2019. Mr. Chiarello joined Fiserv as part of the acquisition of First Data Corporation, where he served as president since 2013. From 2008 to 2013, he served as chief information officer of JPMorgan Chase & Co., a global financial services firm. From 1985 to 2008, Mr. Chiarello served in various technology and leadership roles including chief information officer at Morgan Stanley, a global financial services firm.
Mr. Foskett has served as Chief Revenue Officer since July 2021 and previously served as Executive Vice President, Global Sales since 2019. Mr. Foskett joined Fiserv as part of the acquisition of First Data Corporation, where he served as executive vice president, head of corporate and business development since 2015 and co-head of global financial services since 2018. He joined First Data Corporation in 2014 as head of global, strategic and national accounts. From 2011 to 2014, Mr. Foskett served as managing director, head of North American treasury services and global head of sales for treasury services at JPMorgan Chase & Co., a global financial services firm. From 2009 to 2011, he was managing director, global head of financial institutions at National Australia Bank, an Australian financial institution. From 1991 to 2008, Mr. Foskett was managing director in Citigroup’s Corporate & Investment Bank leading several global businesses. Prior to that, he was employed by Goldman Sachs & Co. and Merrill Lynch & Co. focusing on mergers and acquisitions.
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
Ms. Kereere has served as Executive Vice President, Head of Global Business Solutions since December 2021 and previously served as Chief Growth Officer since June 2021. Prior to joining Fiserv, Ms. Kereere held several senior management roles at Visa Inc., a global payments technology company, including global head of merchant sales and acquiring from 2018 to 2021, head of Europe merchant sales and acquiring from 2017 to 2018 and head of the global merchant client group from 2016 to 2017. From 1996 to 2016, Ms. Kereere held various leadership positions at American Express Company, a global integrated payments company, including head of U.S. national merchant business and head of global network business.
Mr. Rosman has served as Chief Administrative Officer and Chief Legal Officer since July 2021. Prior to joining Fiserv, Mr. Rosman was general counsel of OneMain Financial, a consumer lender, from 2020 to July 2021. Previously, he served as general counsel of First Data Corporation from 2014 to 2019. Before joining First Data, Mr. Rosman was group general counsel of Willis Group Holdings plc, a multinational risk advisor, insurance brokerage and reinsurance brokerage company, from 2012 to 2014 and deputy general counsel from 2009 to 2012. Mr. Rosman also previously served as an assistant United States attorney and as deputy assistant to the president and deputy staff secretary for President William J. Clinton.

Mr. Vielehr has served as Chief Digital and Data Officer since January 2021. He previously served as Executive Vice President, Senior Group President from 2019 to January 2021, Chief Administrative Officer from 2018 to 2019, and as Group President, Depository Institution Services Group from 2013 to 2018. Prior to joining Fiserv, from 2005 to 2013, Mr. Vielehr served in a succession of senior executive positions with The Dun & Bradstreet Corporation, a provider of commercial information and business insight solutions, most recently as president of international and global operations. Mr. Vielehr has more than 25 years of experience in the financial services and technology industries, including a variety of executive leadership roles at Merrill Lynch & Co., Strong Capital Management and Northstar Systems International, Inc.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “FISV.” At December 31, 2021, our common stock was held by 1,627 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2021	7,700	$94.76	7,700	52,249,600
November 1-30, 2021	5,703,300	99.49	5,703,300	46,546,300
December 1-31, 2021	4,202,400	102.80	4,202,400	42,343,900
Total	9,913,400		9,913,400

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
The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2021 with the S&P 500 Index and the NASDAQ US Benchmark Transaction Processing Services Index (the “Index”). Prior to September 21, 2020, the Index was known as the NASDAQ US Benchmark Financial Administration Index. The Index, as renamed, is identical to the NASDAQ US Benchmark Financial Administration Index prior to its name change on September 21, 2020. The graph assumes that $100 was invested on December 31, 2016 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG FISERV, INC., S&P 500 INDEX, AND NASDAQ US BENCHMARK TRANSACTION PROCESSING SERVICES INDEX
(ASSUMES INITIAL INVESTMENT OF $100 AND REINVESTMENT OF DIVIDENDS)

300
250
200
150
100
50
Dollars
2016
2017
2018
2019
2020
2021
Fiserv, Inc.
S&P 500 Index
NASDAQ US Benchmark Transaction Processing Services Index

	December 31,
	2016	2017	2018	2019	2020	2021
Fiserv, Inc.	$100	$123	$138	$218	$214	$195
S&P 500 Index	100	122	116	153	181	233
NASDAQ US Benchmark Transaction Processing Services Index	100	135	144	201	270	257

Item 6. [Reserved]

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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2021 to the results for the year ended December 31, 2020. Discussion of results for the year ended December 31, 2020 compared to the results for the year ended December 31, 2019 not included herein can be found in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2020, filed with the Securities and Exchange Commission on February 26, 2021.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2021.
Overview
Company Background
We are a leading global provider of payments and financial services technology solutions. We serve clients around the globe, including merchants, banks, credit unions, other financial institutions, and corporate clients. We provide account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale (“POS”) and business management platform. Our operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment. The consolidated financial statements include the financial results of First Data from the date of acquisition.
The Acceptance segment provides a wide range of commerce-enabling solutions to merchants of all sizes and types around the world. These solutions include POS merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products and services; CaratSM, our omnichannel commerce solution; Clover, our cloud-based POS and business management platform, which includes a marketplace for proprietary and third-party business applications; and Clover Connect, our independent software vendor (“ISV”) platform. The businesses in the Acceptance segment are subject to a modest level of seasonality, with the first quarter generally experiencing the lowest level of revenue and the fourth quarter experiencing the highest level of revenue.
The Fintech segment provides financial institutions around the world with technology solutions that enable them to process customer deposit and loan accounts and manage general ledger and central information files, as well as other products and services that support numerous types of financial transactions such as digital banking, financial and risk management, professional services and consulting, and item processing and source capture services. Our businesses in this segment also provide products and services to corporate clients to facilitate the management of financial processes and transactions.
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
Acquisitions and Dispositions
We frequently review our portfolio to ensure we have the necessary business assets to execute our strategy. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps meet client demand; an opportunity to change industry dynamics; a way to achieve business scale; or similar considerations. We expect to divest businesses that are not in line with our market, product or financial strategies.
Acquisitions
On November 22, 2021, we acquired BentoBox CMS, Inc. (“BentoBox”), a digital marketing and commerce platform that helps restaurants connect with their guests. BentoBox is included within the Acceptance segment and expands our Clover dining solutions and commerce and business management capabilities. On November 15, 2021, we acquired a remaining ownership interest in NetPay Solutions Group (“NetPay”), a multi-channel payment service provider offering a range of capabilities around onboarding, customer lifecycle, risk management, and settlement to businesses of all sizes. We previously held a noncontrolling equity interest in NetPay, which was accounted for under the equity method. NetPay is included within the Acceptance segment and further expands our ability to develop and deliver a wide range of customer-focused solutions and seamless payments experiences for our clients. On October 1, 2021, we acquired Integrity Payments, LLC (“AIP”), a business that promotes payment processing services for merchants and is included within the Acceptance segment. On June 14, 2021, we acquired Spend Labs Inc. (“SpendLabs”), a mobile-native, cloud-based software provider of commercial card payment solutions. SpendLabs is included within the Payments segment and further expands our digital capabilities across mobile and desktop devices for small and mid-sized businesses. On May 4, 2021, we acquired Pineapple Payments Holdings, LLC (“Pineapple Payments”), an independent sales organization (“ISO”) that provides payment processing, proprietary technology, and payment acceptance solutions for merchants. Pineapple Payments is included within the Acceptance segment and expands the reach of our payment solutions through its technology- and relationship-led distribution channels. On March 1, 2021, we acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions. Radius8 is included within the Acceptance segment and enhances our ability to help merchants increase sales, expand mobile application registration and improve one-to-one target marketing. On January 22, 2021, we acquired a remaining ownership interest in Ondot Systems, Inc. (“Ondot”), a digital experience platform provider for financial institutions. We previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. Ondot is included within the Payments segment and further expands our digital capabilities, enhancing our suite of integrated payments, banking and merchant solutions. We acquired these businesses for an aggregate purchase price of approximately $882 million, net of $43 million of acquired cash and the fair value of our previously held equity interests of $36 million, and including earn-out provisions estimated at an aggregate fair value of $34 million. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
On March 2, 2020, we acquired MerchantPro Express LLC (“MerchantPro”), an ISO that provides processing services, POS equipment and merchant cash advances to businesses across the United States. MerchantPro is included within the Acceptance segment and further expands our merchant services business. On March 18, 2020, we acquired Bypass Mobile, LLC (“Bypass”), an independent software vendor and innovator in enterprise POS systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and further enhances our ability to help businesses deliver seamless physical and digital customer experiences. On May 11, 2020, we acquired Inlet, LLC (“Inlet”), a provider of secure digital delivery solutions for enterprise and middle-market billers’ invoices and statements. Inlet is included within the Payments segment and further enhances our digital bill payment strategy. We acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $45 million. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
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
In February 2022, we entered into a definitive agreement to acquire the remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout financial services, for approximately $650 million. We expect the acquisition to close in 2022, subject to customary approvals and closing conditions. Upon closing of the acquisition, Finxact will be included within the Fintech segment. We expect to recognize a gain on the remeasurement of our previously held equity interest to its fair value at the acquisition date.
Dispositions
Effective July 1, 2020, we and Bank of America (“BANA”) dissolved the Banc of America Merchant Services joint venture (“BAMS” or the “joint venture”), of which we maintained a 51% controlling ownership interest. Upon dissolution of the joint venture’s operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The transfer of value to BANA was accounted for at fair value, resulting in the recognition of a pre-tax gain of $36 million, with a related tax expense of $13 million. The remaining activities of the joint venture consist primarily of an orderly wind down of remaining BAMS assets and liabilities. The revenues and expenses of the BAMS joint venture were consolidated into our financial results though the date of dissolution. The business transferred to us continues to be operated and managed within our Acceptance segment.
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
On February 18, 2020, we sold a 60% controlling interest of our Investment Services business, subsequently renamed as Tegra118, LLC (“Tegra118”), which is reported within Corporate and Other. We received pre-tax proceeds of $578 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with a related tax expense of $112 million. The revenues, expenses and cash flows of the Investment Services business were consolidated into our financial results through the date of the sale transaction, and is reported within Corporate and Other. On February 2, 2021, Tegra118 completed a merger with a third party, resulting in a dilution of our ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud Holdings, LLC (“InvestCloud”). In connection with the transaction, we made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million, with a related tax expense of $6 million. On June 30, 2021, we sold our entire ownership interest in InvestCloud for $466 million, resulting in a pre-tax gain of $33 million, with a related tax expense of $8 million. We will continue to provide various technical and data center related services for defined periods under the terms of a pre-existing transition services agreement.
Enterprise Priorities
We aspire to move money and information in a way that moves the world by delivering superior value for our clients through leading technology, targeted innovation and excellence in everything we do. We achieve this through active portfolio management of our business, enhancing the overall value of our existing client relationships, improving operational effectiveness, being disciplined in our allocation of capital, and differentiating our products and services through innovation. Our long-term priorities are to (i) continue to build high-quality revenue while meeting our earnings goals; (ii) enhance client relationships with an emphasis on digital and payment solutions; (iii) deliver innovation and integration which enables differentiated value for our clients; and (iv) deliver integration value from acquisitions.
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

Merchants
The rapid growth in and globalization of mobile and e-commerce, driven by consumers’ desire for convenient and efficient shopping experiences, has created an opportunity for merchants to reach consumers in high-growth online and mobile settings, which often requires a merchant acquiring provider to enable and optimize the acceptance of payments. Merchants are demanding simple, integrated and modern POS systems to help manage their everyday business operations. When combined with the ever-increasing ways a consumer can pay for goods and services, merchants have sought modern POS systems to streamline this complexity. Furthermore, merchants can now search, discover, compare, purchase and even install a new POS system through direct, digital-only experiences. This direct, digital-only channel is quickly becoming a source of new merchant acquisition opportunities, especially with respect to smaller merchants.
In addition, there are numerous software-as-a-service (“SaaS”) solutions in the industry, many of which have chosen to integrate merchant acquiring within their software as a way to further monetize their client relationships. SaaS solutions that integrate payments are often referred to as ISVs, and we believe there are thousands of these potential distribution partnership opportunities available to us.
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
Financial Institutions
Financial service providers regularly introduce and implement new payment, deposit, risk management, lending and investment products, and the distinctions among the products and services traditionally offered by different types of financial institutions continue to narrow as they seek to serve the same customers. At the same time, the evolving global regulatory and cybersecurity landscape has continued to create a challenging operating environment for financial institutions. These conditions are driving heightened interest in solutions that help financial institutions win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency. Examples of these solutions include electronic payments and delivery methods such as internet, mobile and tablet banking, sometimes referred to as “digital channels,” which enable financial institutions to offer their customers an industry-leading digital banking experience.
The focus on digital channels by both financial institutions and their customers, as well as the growing volume and types of payment transactions in the marketplace, continues to elevate the data and transaction processing needs of financial institutions. We expect that financial institutions will continue to invest significant capital and human resources to process transactions, manage information, maintain regulatory compliance and offer innovative new services to their customers in this rapidly evolving and competitive environment. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology to outsourced solutions as they seek to remain current on technology changes in an evolving marketplace. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments, and we anticipate that demand for products that facilitate customer interaction with financial institutions, including a unified, seamless customer experience across mobile and online channels, will continue to increase, which we expect to create revenue opportunities for us.

In addition to the trends described above, during the past 25 years, the number of financial institutions in the United States has declined at a relatively steady rate of approximately 3% per year, primarily as a result of voluntary mergers and acquisitions. Rather than reducing the overall market, these consolidations have transferred accounts among financial institutions. If a client loss occurs due to merger or acquisition, we typically receive a contract termination fee based on the size of the client and how early in the contract term the contract is terminated. These fees can vary from period to period with the variance depending on the quantum of financial institution merger activity in a given period and whether or not our clients are involved in the activity. Our focus on long-term client relationships and recurring, transaction-oriented products and services has also reduced the impact that consolidation in the financial services industry has had on us. We believe that the integration of our products and services creates a compelling value proposition for our clients by providing, among other things, new sources of revenue and opportunities to reduce their costs. Furthermore, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth.

Recent Market Conditions
Since early 2020, the world has been, and continues to be, impacted by the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic, and various measures imposed by the governments of many countries, states, cities and other geographic regions to prevent its spread, have, among other matters, negatively impacted consumer and business spending and, as a result, our operating performance, primarily within our merchant acquiring and payment-related businesses, which earn transaction-based fees.
We experienced a significant decrease in payments volume and transactions beginning in late March 2020 that negatively impacted our merchant acquiring and payment-related businesses as well as modest declines in other businesses. Merchant acquiring transaction and payment volumes began to partially recover throughout the remainder of 2020 and have continued to grow throughout 2021. Accordingly, our merchant acquiring and payment-related businesses were less impacted by the COVID-19 pandemic during 2021 than they were throughout most of fiscal 2020. While this current business trend is positive, the extent of the adverse impact of the pandemic on our business, results of operations, liquidity and financial condition will depend on, among other matters, the duration and intensity of the pandemic; the level of success of global vaccination efforts; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our employees, clients, vendors, supply chain, operations and sales, all of which are uncertain, difficult to predict and may remain prevalent for a significant period of time even after the pandemic subsides, including due to a continued or prolonged recession in the U.S. or other major economies.
In 2021, we began observing increasing shortages and delays in the global supply chain for components and inputs necessary to our businesses, such as semiconductors, paper and plastic, and may experience difficulty procuring those components and inputs in the future on a timely basis or at historical prices.
The COVID-19 pandemic has also caused us to modify our business practices, including restricting travel, limiting non-essential visitors to our facilities, disinfecting facilities, providing onsite testing and personal protective equipment to employees, establishing a variety of safety protocols at facilities, and requiring U.S. employees to be fully vaccinated unless they have an approved medical, religious, or state exemption.
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
Our most recent annual impairment assessment of our reporting units in the fourth quarter of 2021 determined that our goodwill of $36.4 billion was not impaired as the estimated fair values of the respective reporting units exceeded the carrying values. However, for three of our reporting units that were acquired as part of the First Data acquisition, with aggregate goodwill of $11.1 billion, the excess of the respective reporting unit’s fair value over carrying value ranged from 8 to 21 percent. If future operating performance is below our expectations or there are changes to forecasted revenue growth rates, risk-adjusted discount rates, effective income tax rates, merchant alliance agreements or some combination thereof, a decline in the fair value of the reporting units could result in, and we may be required to record, a goodwill impairment charge. It is also reasonably possible that future developments related to the interest rate environment or the economic impact of the COVID-19 pandemic on certain of our recently acquired (recorded at fair value) First Data businesses, such as an increased duration and intensity of the pandemic and/or government-imposed restrictions, could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. We have no accumulated goodwill impairment through December 31, 2021. Additional information regarding our goodwill is included in Note 8 to the consolidated financial statements.
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

Product
Product revenue is generated from print and card production sales, as well as software license and hardware (POS devices) sales. For software license agreements that are distinct, we recognize software license revenue upon delivery, assuming a contract is deemed to exist. Revenue for arrangements with customers that include significant customization, modification or production of software such that the software is not distinct is typically recognized over time based upon efforts expended, such as labor hours, to measure progress towards completion. For arrangements involving hosted licensed software for the customer, a software element is considered present to the extent the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either operate the software on their own hardware or contract with another vendor to host the software. We sell or lease hardware (POS devices) and other peripherals as part of our contracts with customers. Hardware typically consists of terminals or Clover devices. We do not manufacture hardware, rather we purchase hardware from third-party vendors and hold such hardware in inventory until purchased by a customer. We account for sales of hardware as a separate performance obligation and recognize the revenue at its standalone selling price when the customer obtains control of the hardware.
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
Technology or service components from third parties are frequently embedded in or combined with our applications or service offerings. Whether we recognize revenue based on the gross amount billed to a customer or the net amount retained involves judgment that depends on the relevant facts and circumstances including the level of contractual responsibilities and obligations for delivering solutions to end customers to determine whether we obtain control of goods and services prior to their transfer to a customer.
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
Processing and Services
Processing and services revenue, which in 2021 represented 82% of our total revenue, is primarily generated from account- and transaction-based fees under multi-year contracts. Processing and services revenue is most reflective of our business performance as a significant amount of our total operating profit is generated by these services. Cost of processing and services includes costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; certain depreciation and amortization; and other operating expenses.
Product
Product revenue, which in 2021 represented 18% of our total revenue, is primarily derived from print and card production sales, as well as software license and hardware (primarily POS devices) sales. Cost of product includes costs directly associated with the products sold and includes the following: costs of materials, postage and software development; hardware costs (primarily POS devices); personnel; infrastructure costs; certain depreciation and amortization; and other costs directly associated with product revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of: salaries, wages, commissions and related expenses paid to sales personnel, administrative employees and management; third-party commissions; advertising and promotional costs; certain depreciation and amortization; and other selling and administrative expenses.
Synergies from the First Data Acquisition
Following the acquisition of First Data, we have continued to implement our post-merger integration plans to achieve synergies and future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as substantial cost savings from the elimination of duplicative overhead and enhanced operational efficiency. As of December 31, 2021, we have achieved 80% of our $600 million revenue synergy target and expect to attain the remaining revenue synergies by the end of 2022. In addition, we have completed the integration activities associated with the achievement of cost synergies, having actioned $1.2 billion in cost synergies as of December 31, 2021, and we expect to incur lower acquisition and integration related costs in 2022.

Financial Results
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This section discusses fiscal year 2021 compared to 2020. Discussions of fiscal year 2020 compared to 2019 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal year 2020, filed with the Securities and Exchange Commission on February 26, 2021. This information should be read together with the consolidated financial statements and accompanying notes. The financial results presented below have been affected by acquisitions, dispositions, and foreign currency fluctuations.

(In millions)			Percentage of Revenue (1)		Increase (Decrease)
Year Ended December 31,	2021	2020	2021	2020	2021 vs. 2020
Revenue:
Processing and services	$13,307	$12,215	82.0%	82.2%	$1,092	9%
Product	2,919	2,637	18.0%	17.8%	282	11%
Total revenue	16,226	14,852	100.0%	100.0%	1,374	9%
Expenses:
Cost of processing and services	6,084	5,841	45.7%	47.8%	243	4%
Cost of product	2,044	1,971	70.0%	74.7%	73	4%
Sub-total	8,128	7,812	50.1%	52.6%	316	4%
Selling, general and administrative	5,810	5,652	35.8%	38.1%	158	3%
Gain on sale of businesses	—	(464)	—%	(3.1)%	(464)	n/m
Total expenses	13,938	13,000	85.9%	87.5%	938	7%
Operating income	2,288	1,852	14.1%	12.5%	436	24%
Interest expense, net	(693)	(709)	(4.3)%	(4.8)%	(16)	(2)%
Other income	71	28	0.4%	0.2%	43	n/m
Income before income taxes and income from investments in unconsolidated affiliates	1,666	1,171	10.3%	7.9%	495	42%
Income tax provision	(363)	(196)	(2.2)%	(1.3)%	167	85%
Income from investments in unconsolidated affiliates	100	—	0.6%	—%	100	n/m
Net income	1,403	975	8.6%	6.6%	428	44%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	69	17	0.4%	0.1%	52	n/m
Net income attributable to Fiserv, Inc.	$1,334	$958	8.2%	6.5%	$376	39%

(1)Percentage of revenue is calculated as the relevant revenue, expense, income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

(In millions)
Year Ended December 31,	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2021	$6,479		$3,022		$5,833		$892	$16,226
2020	5,522		2,901		5,504		925	14,852

Revenue growth:
2021	$957		$121		$329		$(33)	$1,374
2021 percentage	17%		4%		6%			9%

Operating income:
2021	$1,996		$1,081		$2,557		$(3,346)	$2,288
2020	1,427		992		2,361		(2,928)	1,852

Operating income growth:
2021	$569		$89		$196		$(418)	$436
2021 percentage	40%		9%		8%			24%

Operating margin:
2021	30.8%		35.8%		43.8%			14.1%
2020	25.9%		34.2%		42.9%			12.5%

Operating margin growth: (1)
2021	490	bps	160	bps	90	bps		160	bps

(1)Represents the basis point growth or decline in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $1,374 million, or 9%, in 2021 compared to 2020. The revenue increase was primarily due to improved payment and transaction volumes across all of our business segments, partially offset by the loss of revenue attributable to dispositions that had revenue of $155 million in 2020. In addition, the revenue in our merchant acquiring and payment-related businesses were more adversely affected by the economic impact of the COVID-19 pandemic during 2020 than during 2021.
Revenue in our Acceptance segment increased $957 million, or 17%, in 2021 compared to 2020. The revenue increase was primarily due to growth from improved merchant acquiring payment and transaction volumes, partially offset by a reduction in revenue of 2% from the July 2020 dissolution of the BAMS joint venture.
Revenue in our Fintech segment increased $121 million, or 4%, in 2021 compared to 2020, driven by recurring revenue growth from higher processing revenue across our Fintech businesses.
Revenue in our Payments segment increased $329 million, or 6%, in 2021 compared to 2020. Payments segment revenue growth was driven by revenue contributions of 3% from our debit processing business primarily attributable to increased transaction volumes and favorable pricing. Increased volumes also drove favorable revenue growth across our remaining Payments segment businesses, other than in our bill payment business which partially offset revenue growth by 1% in 2021.
Revenue at Corporate and Other decreased $33 million, or 4%, in 2021 compared to 2020, primarily due to the disposition of a 60% controlling interest of our Investment Services business.
Total Expenses
Total expenses increased $938 million, or 7%, in 2021 compared to 2020. Total expenses in 2020 included a 3% benefit from gains on sale of businesses. Total expenses as a percentage of total revenue decreased by 160 basis points to 85.9% in 2021 compared to 2020. Total expenses as a percentage of total revenue in 2021 decreased primarily as a result of operating efficiencies and cost savings from First Data acquisition-related cost synergies.

Cost of processing and services as a percentage of processing and services revenue decreased to 45.7% in 2021 compared to 47.8% in 2020. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in 2021 due primarily to strong operating leverage, including cost synergies, across our businesses, partially offset by increased acquisition and integration related expenses of approximately 80 basis points in 2021 as compared to 2020.
Cost of product as a percentage of product revenue decreased to 70.0% in 2021 compared to 74.7% in 2020. The cost of product as a percentage of product revenue improved in 2021 as a result of revenue mix.

Selling, general and administrative expenses as a percentage of total revenue decreased to 35.8% in 2021 compared to 38.1% in 2020. The decrease in selling, general and administrative expenses as a percentage of total revenue in 2021 was primarily due to strong operating leverage and operating efficiencies across our businesses, along with approximately 90 basis points from decreased acquisition and integration related expenses and approximately 20 basis points from lower employee termination costs in 2021.
The gains on sale of businesses in 2020 resulted from a gain of $428 million on the sale of a 60% interest of our Investment Services business in February 2020 and a gain of $36 million on the dissolution of BAMS in July 2020.
Operating Income and Operating Margin
Total operating income increased $436 million, or 24%, in 2021 compared to 2020. Total operating margin increased 160 basis points to 14.1% in 2021 compared to 2020. Total operating income and total operating margin benefited from improved operating leverage accompanying scalable revenue growth in 2021, as well as from operating efficiencies as noted above. Total operating income and total operating margin were also impacted by a $428 million gain on the sale of a 60% interest of our Investment Services business in February 2020 and a $36 million gain on the dissolution of BAMS in July 2020.
Operating income in our Acceptance segment increased $569 million, or 40%, in 2021 compared to 2020. Operating margin increased 490 basis points to 30.8% in 2021 compared to 2020. Operating margin growth in 2021 was primarily due to revenue growth as noted above.
Operating income in our Fintech segment increased $89 million, or 9%, in 2021 compared to 2020. Operating margin increased 160 basis points to 35.8% in 2021 compared to 2020. Operating margin improvement in 2021 was driven by scalable revenue growth discussed above, along with expense management initiatives across the segment, including lower personnel costs of approximately 60 basis points.
Operating income in our Payments segment increased $196 million, or 8%, in 2021 compared to 2020. Operating margin increased 90 basis points to 43.8% in 2021 compared to 2020. Operating margin growth in 2021 was primarily attributable to operating efficiencies and cost synergies.
The operating loss in Corporate and Other increased $418 million in 2021 compared to 2020. Corporate and Other was favorably impacted in the prior year by a $428 million gain on the sale of a 60% interest of our Investment Services business in February 2020 and a $36 million gain on the dissolution of BAMS in July 2020.
Interest Expense, Net
Interest expense, net decreased $16 million, or 2%, in 2021 compared to 2020 due to lower effective interest rates on outstanding borrowings.
Other Income
Other income increased $43 million in 2021 compared to 2020. Other income includes net foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Net foreign currency transaction gains (losses) were $12 million and ($20) million in 2021 and 2020, respectively. Other income in 2021 includes $12 million related to a pre-tax gain on the remeasurement of a previously held investment in Ondot to fair value upon acquiring the remaining ownership interest in the entity and $20 million related to a gain on sale of investments in certain equity securities. Other income in 2020 includes $19 million related to a pre-tax gain on the sale of certain lease receivables.

Income Tax Provision
Income tax provision as a percentage of income before income from investments in unconsolidated affiliates was 21.8% and 16.7% in 2021 and 2020, respectively. The increase in the effective income tax rate in 2021 compared to 2020 was primarily the result of $134 million of income tax expense attributed to the revaluation of certain net deferred tax liabilities in connection with corporate income tax rate changes enacted in 2021 in the United Kingdom (tax rate increased from 19% to 25% starting in 2023) and Argentina (tax rate increased from 25% to 35%).
Income from Investments in Unconsolidated Affiliates
Our share of net income from affiliates accounted for using the equity method of accounting is reported as income from investments in unconsolidated affiliates and the related tax expense is reported within the income tax provision in the consolidated statements of income. Income from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $100 million and $0 million in 2021 and 2020, respectively. Income from investments in unconsolidated affiliates was favorably impacted by improved operating results within the unconsolidated affiliates in 2021. Additionally, income from investments in unconsolidated affiliates in 2021 included a $33 million pre-tax gain resulting from the sale of our remaining ownership interest in InvestCloud and a $28 million pre-tax gain resulting from the dilution of our ownership interest in connection with the Tegra118 merger with a third party.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $69 million and $17 million in 2021 and 2020, respectively. Net income attributable to noncontrolling interests increased in 2021 compared to 2020 due to improved operating results within the consolidated subsidiaries.
Net Income Per Share - Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.99 and $1.40 in 2021 and 2020, respectively. Net income attributable to Fiserv, Inc. per share-diluted increased in 2021 primarily as a result of the improved operating results discussed above. Net income attributable to Fiserv, Inc. per share-diluted in 2020 included a gain from the sale of a 60% interest of our Investment Services business and a gain on the dissolution of BAMS.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short term and the long term using cash flow generated by our operations, along with our cash and cash equivalents of $835 million, proceeds from the issuance of U.S. and Euro commercial paper notes, and available capacity under our revolving credit facility of $1.6 billion (net of outstanding balance and $1.8 billion of capacity designated for outstanding borrowings under our commercial paper notes programs) at December 31, 2021. The following table summarizes our operating cash flow and capital expenditure amounts for the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,		Increase (Decrease)
(In millions)	2021	2020	$	%
Net income	$1,403	$975	$428
Depreciation and amortization	3,248	3,257	(9)
Share-based compensation	239	369	(130)
Deferred income taxes	(262)	71	(333)
Gain on sale of businesses	—	(464)	464
Income from investments in unconsolidated affiliates	(100)	—	(100)
Distributions from unconsolidated affiliates	34	42	(8)
Non-cash impairment charges	15	124	(109)
Net changes in working capital and other	(543)	(227)	(316)
Operating cash flow	$4,034	$4,147	$(113)	(3)%
Capital expenditures, including capitalized software and other intangibles	$1,160	$900	$260	29%

Our net cash provided by operating activities, or operating cash flow, was $4.0 billion in 2021, a decrease of 3% compared with $4.1 billion in 2020. This decrease was primarily attributable to higher working capital use compared to the prior year, including increased accounts receivable corresponding to revenue growth, and higher income tax payments following consumption of certain federal net operating loss carryforwards, partially offset by improved operating results.
Our current policy is to use our operating cash flow to primarily fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 7% and 6% of our total revenue in 2021 and 2020, respectively.
Cash Requirements
The following table details our future cash requirements under certain contractual obligations at December 31, 2021:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest (1) (2)	$25,822	$983	$8,045	$4,411	$12,383
Minimum finance lease payments (1)	470	138	273	59	—
Minimum operating lease payments (1) (3)	845	125	213	156	351
Purchase obligations (1)	1,727	753	697	152	125
Income tax obligations	124	23	26	37	38
Total	$28,988	$2,022	$9,254	$4,815	$12,897

(1)Interest, finance lease, operating lease and purchase obligations are reported on a pre-tax basis.
(2)The calculations assume that only mandatory debt repayments are made, no additional refinancing or lending occurs, except for our receivable securitized loan due in July 2022, 3.50% notes due in October 2022, and U.S. and Euro commercial paper notes programs as we have the intent to refinance this debt on a long-term basis and the ability to do so under our revolving credit facility maturing in September 2023, and the variable rate on the revolving credit facility and term loans are priced at the rate in effect at December 31, 2021.
Share Repurchases
We purchased a total of $2.6 billion and $1.6 billion of our common stock in 2021 and 2020, respectively. At December 31, 2021, we had approximately 42.3 million shares remaining under our current repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.

Acquisitions and Dispositions
Acquisitions
In November 2021 we acquired BentoBox, in October 2021 we acquired AIP, in June 2021 we acquired SpendLabs, in May 2021 we acquired Pineapple Payments, and in March 2021 we acquired Radius8. Additionally, in November 2021, we acquired a remaining ownership interest in NetPay, and in January 2021, we acquired a remaining ownership interest in Ondot, in which we previously held noncontrolling equity interests. We acquired these businesses for an aggregate purchase price of $882 million, net of $43 million of acquired cash and the fair value of our previously held equity interests of $36 million, and including earn-out provisions estimated at an aggregate fair value of $34 million. We funded these acquisitions by utilizing a combination of available cash, commercial paper notes and existing availability under our revolving credit facility. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
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
In February 2022, we entered into a definitive agreement to acquire the remaining ownership interest in Finxact for approximately $650 million, which we expect to close later in 2022, subject to customary approvals and closing conditions. We plan to fund this acquisition by utilizing a combination of available cash and available borrowing capacity.
Dispositions
Effective July 1, 2020, we and BANA dissolved the BAMS joint venture, of which we maintained a 51% controlling ownership interest. Upon dissolution of the joint venture’s operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The remaining activities of the joint venture consist primarily of an orderly wind down of remaining BAMS assets and liabilities. The revenues and expenses of the BAMS joint venture were consolidated into our financial results through the date of dissolution. The business transferred to us is included within our Acceptance segment. We continue to provide merchant processing and related services to former BAMS clients allocated to BANA, at BAMS pricing, through June 2023. We will also provide processing and other support services to new BANA merchant clients pursuant to a five-year non-exclusive agreement which, after June 2023, will also apply to the former BAMS clients allocated to BANA. In addition, both companies are entitled to certain transition services, at fair value, from each other through June 2023.
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
We maintain a 45% ownership interest in Sagent M&C, LLC and a 31% ownership interest in defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $365 million in senior unsecured debt and variable-rate revolving credit facilities with an aggregate borrowing capacity of $45 million with a syndicate of banks, which mature in March 2023. Outstanding borrowings on the revolving credit facilities at December 31, 2021 were $16 million. We have guaranteed this debt of the Lending Joint Ventures and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. We maintain a liability for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term, based upon amounts to be received by us for the respective guarantees. In addition, we maintain a contingent liability representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so.
Indebtedness
Our debt consisted of the following at December 31:

(In millions)	2021	2020
Short-term and current maturities of long-term debt:
Foreign lines of credit	$240	$144
Finance lease and other financing obligations	268	240
Total short-term and current maturities of long-term debt	$508	$384

Long-term debt:
4.750% senior notes due June 2021	$—	$400
3.500% senior notes due October 2022	700	700
0.375% senior notes due July 2023 (Euro-denominated)	566	612
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	705	709
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	566	612
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	566	612
3.000% senior notes due July 2031 (British Pound-denominated)	705	709
4.400% senior notes due July 2049	2,000	2,000
U.S. commercial paper notes	916	—
Euro commercial paper notes	905	—
Revolving credit facility	97	22
Receivable securitized loan	500	425
Term loan facility	200	1,250
Unamortized discount and deferred financing costs	(125)	(155)
Finance lease and other financing obligations	528	504
Total long-term debt	$20,729	$20,300

At December 31, 2021, our debt consisted primarily of $17.7 billion of fixed rate senior notes, $1.8 billion of outstanding borrowings under our U.S. and Euro commercial paper notes programs and $500 million under our receivables securitized loan. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro- and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is paid weekly, or more frequently on occasion, and interest on our term loans is paid monthly. Outstanding borrowings under our 3.50% senior notes due in October 2022, the receivable securitized loan which matures in July 2022, and U.S and Euro commercial paper notes programs are classified in the consolidated balance sheet as long-term, as we have the intent to refinance these notes on a long-term basis through the continued issuance of new commercial paper notes upon maturity, and we also have the ability to refinance such notes under our revolving credit facility, which expires in September 2023. Our 4.75% senior notes due in June 2021 were classified in the consolidated balance sheet as long-term at December 31, 2020, as we had the intent and ability to refinance this debt on a long-term basis. These notes were subsequently refinanced in June 2021 through the issuance of U.S. commercial paper notes and proceeds obtained from the sale of our remaining ownership interest in InvestCloud.
We were in compliance with all financial debt covenants during 2021. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Senior Notes
We have outstanding $17.7 billion of various fixed-rate senior notes, as described above. The indentures governing our senior notes contain covenants that, among other matters, limit (i) our ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, (ii) our and certain of our subsidiaries’ ability to create or assume liens, and (iii) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions. We may, at our option, redeem the senior notes, in whole or from time to time in part, at any time prior to the applicable maturity date. The interest rate applicable to certain of the senior notes is subject to an increase of up to two percent in the event that the credit rating assigned to such notes is downgraded below investment grade.
Commercial Paper
We initiated an unsecured U.S. dollar commercial paper program in May 2021 and an unsecured Euro commercial paper program in November 2021. From time to time, we may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. We use the proceeds of commercial paper issued under these programs to pay down other outstanding indebtedness and for general corporate purposes. Outstanding borrowings under the commercial paper programs bear interest at a fixed rate based on the prevailing rates at the time of issuance of the relevant commercial paper. Outstanding borrowings under the U.S. dollar program were $916 million at December 31, 2021, with a weighted average interest rate of 0.295%. Outstanding borrowings under the Euro program were $905 million at December 31, 2021, with a weighted average interest rate of (0.420)%, with maturities generally ranging from one day to four months. We intend to maintain available capacity under our revolving credit facility in an amount at least equal to the outstanding borrowings under our commercial paper programs.
Revolving Credit Facility
We maintain an amended and restated revolving credit facility, which matures in September 2023, with aggregate commitments available for $3.5 billion of total capacity. U.S. dollar borrowings under the amended and restated revolving credit facility bear interest at a variable rate based on LIBOR, typically at the overnight or 1-month rates, or a base rate, plus, in each case, a specified margin based on our long-term debt rating in effect from time to time. Foreign currency borrowings under the amended and restated revolving credit facility bear interest at a variable rate based on a benchmark applicable to the relevant currency, plus, in each case, a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate on the revolving credit facility borrowings was 1.16% at December 31, 2021. There are no significant commitment fees and no compensating balance requirements. The amended and restated revolving credit facility contains various restrictions and covenants that require us, among other things, to (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times our consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions, and (ii) maintain EBITDA of at least three times our consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
Foreign Lines of Credit and Other Arrangements
We maintain certain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which is the Argentine peso. We had amounts outstanding on these lines of credit totaling $240 million and $144 million at a weighted-average interest rate of 21.01% and 21.98% at December 31, 2021 and 2020, respectively.
Receivable Securitized Loan
We maintain a consolidated wholly-owned subsidiary, First Data Receivables, LLC (“FDR”). FDR is a party to certain receivables financing arrangements, including an agreement (“Receivables Financing Agreement”) with certain financial institutions and other persons from time to time party thereto as lenders and group agents, pursuant to which certain of our wholly-owned subsidiaries have agreed to transfer and contribute receivables to FDR, and FDR in turn may obtain borrowings from the financial institutions and other lender parties to the Receivables Financing Agreement secured by liens on those receivables. FDR’s assets are not available to satisfy the obligations of any other of our entities or affiliates, and FDR’s creditors would be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to us. FDR held $1.0 billion and $811 million in receivables as part of the securitization program at December 31, 2021 and 2020, respectively. FDR utilized the receivables as collateral in borrowings of $500 million and $425 million as of December 31, 2021 and 2020, at an average interest rate of 0.95% and 1.00%, respectively. Outstanding borrowings bear interest at a variable rate based on one-month LIBOR plus a specified margin. At December 31, 2021, the collateral capacity under the Receivables Financing Agreement was $747 million, and the maximum borrowing capacity was $500 million. The term of the Receivables Financing Agreement is through July 2022.
Term Loan Facility
We maintain a term loan credit agreement with a syndicate of financial institutions that was funded in conjunction with the acquisition of First Data in an original principal amount of $5.0 billion. Following various amortization payments and prepayments, the aggregate principal amount outstanding under such agreement was $200 million at December 31, 2021. Borrowings under the term loan facility bear interest at variable rates based on one-month LIBOR or on a base rate, plus, in each case, a specified margin based on our long-term debt rating in effect from time to time, and will mature in July 2024. The variable interest rate on the term loan facility borrowings was 1.35% at December 31, 2021. A portion of the net proceeds from our 2021 issuances of commercial paper, as described above, was used to pay down outstanding borrowings under the term loan facility. The term loan credit facility contains affirmative, negative and financial covenants, and events of default, that are substantially the same as those set forth in our existing amended and restated revolving credit facility, as described above.
Other
Access to capital markets impacts our cost of capital, our ability to refinance maturing debt and our ability to fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2021, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities. As of December 31, 2021, we had a commercial paper credit rating of P-2 from Moody’s and A-2 from S&P.
The interest rates payable on certain of our senior notes, our term loan, commercial paper notes programs and our revolving credit facility are subject to adjustment from time to time if Moody’s or S&P changes the debt rating applicable to the notes. If the ratings from Moody’s or S&P decrease below investment grade, the per annum interest rates on the senior notes are subject to increase by up to two percent. In no event will the total increase in the per annum interest rates exceed two percent above the original interest rates, nor will the per annum interest rate be reduced below the original interest rate applicable to the senior notes.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of three months or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets. At December 31, 2021 and 2020, we held $835 million and $906 million in cash and cash equivalents, respectively.
The table below details the cash and cash equivalents at December 31:

	2021			2020
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$180	$221	$401	$337	$177	$514
Unavailable (1)	138	296	434	57	335	392
Total	$318	$517	$835	$394	$512	$906

(1)Represents cash held by our joint ventures that is not available to fund operations outside of those entities unless the board of directors for such entities declares a dividend, as well as cash held by certain other entities that are subject to foreign exchange controls in certain countries or regulatory capital requirements.

Employee Termination Costs
In connection with the acquisition of First Data, we implemented integration plans focused on reducing our overall cost structure, including eliminating duplicate costs. We recorded $95 million and $131 million of employee termination costs related to severance and other separation costs for terminated employees, including those in connection with the acquisition of First Data, during the years ended December 31, 2021 and 2020, respectively. Accrued employee severance and other separation costs of $36 million at December 31, 2021 are expected to be paid within the next twelve months.
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
We engage in regular communication with the banks that participate in our revolving credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. We periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote. We maintain U.S. and Euro commercial paper notes programs to access funding for general corporate purposes at favorable rates and to provide a source of liquidity. As of December 31, 2021, we had a commercial paper credit rating of P-2 from Moody’s and A-2 from S&P. Any downgrade to our commercial paper credit ratings or instability in the commercial paper markets may adversely impact our ability to access funding through our commercial paper notes programs and require us to rely more heavily on more expensive financing arrangements, including our revolving credit facility. In addition, the long-term debt markets have historically provided us with a source of liquidity.
Although we do not currently anticipate an inability to obtain financing from long-term debt markets in the future, effects of the COVID-19 pandemic could make financing more difficult and/or expensive to obtain. Our ability to access the long-term debt markets on favorable interest rate and other terms also depends on the ratings assigned by the credit rating agencies to our indebtedness. As of December 31, 2021, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s and BBB with a stable outlook from S&P. In the event that the ratings of our outstanding long-term debt securities were substantially lowered or withdrawn for any reason, or if the ratings assigned to any new issue of long-term debt securities were significantly lower than those noted above, particularly if we no longer had investment grade ratings, our ability to access the debt markets could be adversely affected and our interest expense could increase under the terms of certain of our long-term debt securities.
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
Interest Rate Risk
In addition to existing cash and cash equivalents balances and cash provided by operating activities, we use a combination of fixed- and variable-rate debt instruments to finance our operations. We are exposed to interest rate risk on certain of these debt obligations. We had fixed- and variable-rate debt, excluding finance leases and other financing obligations, with varying maturities for an aggregate carrying amount of $17.7 billion and $2.9 billion, respectively, at December 31, 2021. Our fixed-rate debt at December 31, 2021 primarily consisted of fixed-rate senior notes with a fair value of $18.9 billion, based on matrix pricing which considers readily observable inputs of comparable securities. The potential change in fair value of our fixed-rate senior notes from a hypothetical 1% change in market interest rates would not alone impact any decisions to repurchase our outstanding fixed-rate debt instruments before their maturity. Our variable-rate debt at December 31, 2021 primarily consisted of outstanding borrowings on our revolving credit facility, U.S. dollar and Euro commercial paper, variable rate term loan, foreign lines of credit and debt associated with the receivables securitization agreement. Based on our outstanding debt balances and interest rates at December 31, 2021, a hypothetical 1% increase in market interest rates related to our variable-rate debt would increase annual interest expense by approximately $29 million. This sensitivity analysis assumes the outstanding debt balances at December 31, 2021 and the change in market interest rates is applicable for an entire year.

In connection with processing electronic payments transactions, we receive settlement funds that are invested into short-term, highly liquid investments from the time we collect the funds until payments are made to the applicable recipients. Fluctuations in market interest rates affect the interest-related income that we earn on these investments. During the year ended December 31, 2021, the amount of such interest-related income was not material and, therefore, a hypothetical 1% decrease in market interest rates would not have a significant impact on such income. This sensitivity analysis assumes the subscriber fund balances at December 31, 2021 and the change in market interest rates is applicable for an entire year.
Foreign Currency Risk
We conduct business globally and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions. We manage the exposure to these risks through the use of foreign currency forward exchange contracts and non-derivative net investment hedges.
Our exposure to foreign currency exchange risks generally arise from our non-U.S. operations to the extent they are conducted in local currency. Approximately 14% and 13% of our total revenue was generated outside the U.S in 2021 and 2020, respectively. The major currencies to which our revenues are exposed are the Argentine Peso, Brazilian Real, British Pound, Canadian Dollar, Euro and Indian Rupee. A strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and profits are denominated by 10% would have resulted in a decrease or increase, respectively, in our reported pre-tax income as follows at December 31:

(In millions)	2021	2020
Argentine Peso	$4	$3
Brazilian Real	6	4
British Pound	5	3
Canadian Dollar	4	1
Euro	16	7
Indian Rupee	3	2
Other	1	4
Total increase or decrease	$39	$24

We have entered into foreign currency forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to our operating costs in India. At December 31, 2021, the notional amount of these derivatives was approximately $341 million, with a positive fair value of $6 million. In addition, we designated our foreign currency-denominated senior notes and Euro commercial paper notes as net investment hedges to reduce exposure to changes in the value of our net investments in certain foreign subsidiaries due to changes in foreign currency exchange rates.
Refer to Item 1A in Part I of this Annual Report on Form 10-K for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business.

Item 8.  Financial Statements and Supplementary Data

Fiserv, Inc.
Consolidated Statements of Income

In millions, except per share data
Year Ended December 31,	2021	2020	2019

Revenue:
Processing and services (1)	$13,307	$12,215	$8,573
Product	2,919	2,637	1,614
Total revenue	16,226	14,852	10,187
Expenses:
Cost of processing and services	6,084	5,841	4,016
Cost of product	2,044	1,971	1,293
Selling, general and administrative	5,810	5,652	3,284
Gain on sale of businesses	—	(464)	(15)
Total expenses	13,938	13,000	8,578
Operating income	2,288	1,852	1,609
Interest expense, net	(693)	(709)	(473)
Debt financing activities	—	—	(47)
Other income (expense)	71	28	(6)
Income before income taxes and income from investments in unconsolidated affiliates	1,666	1,171	1,083
Income tax provision	(363)	(196)	(198)
Income from investments in unconsolidated affiliates	100	—	29
Net income	1,403	975	914
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	69	17	21
Net income attributable to Fiserv, Inc.	$1,334	$958	$893

Net income attributable to Fiserv, Inc. per share – basic	$2.01	$1.42	$1.74
Net income attributable to Fiserv, Inc. per share – diluted	$1.99	$1.40	$1.71

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	662.6	672.1	512.3
Diluted	671.6	683.4	522.6

(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $203 million, $236 million and $112 million for the years ended December 31, 2021, 2020 and 2019, respectively (see Note 20).

Fiserv, Inc.
Consolidated Statements of Comprehensive Income

In millions
Year Ended December 31,	2021	2020	2019

Net income	$1,403	$975	$914
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income tax (provision) benefit of ($2 million), ($2 million) and $46 million	6	5	(134)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax provision of $2 million, $0 million and $0 million	(8)	(1)	(1)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense, net of income tax benefit of $5 million, $5 million and $3 million	16	16	10
Unrealized gains (losses) on defined benefit pension plans, net of income tax (provision) benefit of ($17 million), $2 million and $1 million	50	(6)	(4)
Foreign currency translation, net of income tax (see Note 14)	(461)	(186)	8
Total other comprehensive loss	(397)	(172)	(121)
Comprehensive income	$1,006	$803	$793
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	69	17	21
Less: other comprehensive (loss) income attributable to noncontrolling interests	(39)	35	(8)
Comprehensive income attributable to Fiserv, Inc.	$976	$751	$780

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets

In millions
December 31,	2021	2020

Assets
Cash and cash equivalents	$835	$906
Trade accounts receivable, less allowance for doubtful accounts	2,860	2,482
Prepaid expenses and other current assets	1,523	1,310
Settlement assets	13,652	11,521
Total current assets	18,870	16,219
Property and equipment, net	1,742	1,628
Customer relationships, net	9,991	11,603
Other intangible assets, net	4,018	3,755
Goodwill	36,433	36,322
Contract costs, net	811	692
Investments in unconsolidated affiliates	2,561	2,756
Other long-term assets	1,823	1,644
Total assets	$76,249	$74,619
Liabilities and Equity
Accounts payable and accrued expenses	$3,550	$3,186
Short-term and current maturities of long-term debt	508	384
Contract liabilities	585	546
Settlement obligations	13,652	11,521
Total current liabilities	18,295	15,637
Long-term debt	20,729	20,300
Deferred income taxes	4,172	4,389
Long-term contract liabilities	225	187
Other long-term liabilities	878	777
Total liabilities	44,299	41,290
Commitments and Contingencies (see Note 19)
Redeemable Noncontrolling Interests	278	259
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million and 789 million shares issued, respectively	8	8
Additional paid-in capital	22,983	23,643
Accumulated other comprehensive loss	(745)	(387)
Retained earnings	14,846	13,441
Treasury stock, at cost, 134 million and 121 million shares	(6,140)	(4,375)
Total Fiserv, Inc. shareholders’ equity	30,952	32,330
Noncontrolling interests	720	740
Total equity	31,672	33,070
Total liabilities and equity	$76,249	$74,619

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Equity

	Fiserv, Inc. Shareholders’ Equity

	Number of Shares		Amount
In millions	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 1, 2019	791	399	$8	$1,057	$(67)	$11,635	$(10,340)	$—	$2,293
Net income (1)						893		4	897
Shares issued to acquire First Data (see Note 4)		(286)		22,582			7,478	1,731	31,791
Distributions paid to noncontrolling interests (2)								(111)	(111)
Other comprehensive loss					(113)			(8)	(121)
Share-based compensation				229					229
Shares issued under stock plans		(5)		(127)			137		10
Purchases of treasury stock		4					(393)		(393)
Balance at December 31, 2019	791	112	8	23,741	(180)	12,528	(3,118)	1,616	34,595
Net income (loss) (1)						958		(22)	936
Measurement period adjustments related to First Data acquisition (see Note 4)								(126)	(126)
Distributions paid to noncontrolling interests (2)								(37)	(37)
Net adjustment to noncontrolling interests from dissolution (see Note 4)				(36)				(726)	(762)
Other comprehensive (loss) income					(207)			35	(172)
Share-based compensation				369					369
Shares issued under stock plans		(5)		(231)			178		(53)
Purchases of treasury stock		16					(1,635)		(1,635)
Retirement of treasury stock (see Note 20)	(2)	(2)		(200)			200		—
Cumulative-effect adjustment of ASU 2016-13 adoption						(45)			(45)
Balance at December 31, 2020	789	121	8	23,643	(387)	13,441	(4,375)	740	33,070
Net income (1)						1,334		25	1,359
Distributions paid to noncontrolling interests (2)								(6)	(6)
Change in redemption value of redeemable noncontrolling interest (see Note 13)				(18)					(18)
Other comprehensive loss					(287)			(39)	(326)
Prior period adjustment (see Note 14)					(71)	71			—
Share-based compensation				239					239
Shares issued under stock plans		(5)		(293)			212		(81)
Purchases of treasury stock		23					(2,565)		(2,565)
Retirement of treasury stock (see Note 20)	(5)	(5)		(588)			588		—
Balance at December 31, 2021	784	134	$8	$22,983	$(745)	$14,846	$(6,140)	$720	$31,672

(1)The total net income presented in the consolidated statements of equity for the years ended December 31, 2021, 2020 and 2019 is different than the amount presented in the consolidated statements of income due to the net income attributable to redeemable noncontrolling interests of $44 million, $39 million and $17 million, respectively, not included in equity.
(2)The total distributions presented in the consolidated statements of equity for the years ended December 31, 2021, 2020 and 2019 exclude $43 million, $42 million and $7 million, respectively, in distributions paid to redeemable noncontrolling interests not included in equity. In addition, the total distributions presented in the consolidated statements of equity for the years ended December 31, 2021 and 2020 exclude $13 million and $25 million, respectively, in distributions related to the Banc of America Merchant Services Joint Venture (see Note 4) not included in equity.
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows (1)

In millions
Year Ended December 31,	2021	2020	2019

Cash flows from operating activities:
Net income	$1,403	$975	$914
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other amortization	1,158	1,077	615
Amortization of acquisition-related intangible assets	2,038	2,133	1,036
Amortization of financing costs, debt discounts and other	52	47	127
Net foreign currency gain on financing activities	—	—	(50)
Share-based compensation	239	369	229
Deferred income taxes	(262)	71	47
Gain on sale of businesses	—	(464)	(15)
Income from investments in unconsolidated affiliates	(100)	—	(29)
Distributions from unconsolidated affiliates	34	42	23
Settlement of interest rate hedge contracts	—	—	(183)
Non-cash impairment charges	15	124	48
Other operating activities	(48)	(16)	(3)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(358)	320	(7)
Prepaid expenses and other assets	(248)	(167)	(82)
Contract costs	(269)	(289)	(212)
Accounts payable and other liabilities	303	(146)	238
Contract liabilities	77	71	99
Net cash provided by operating activities from continuing operations	4,034	4,147	2,795
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(1,160)	(900)	(721)
Proceeds from sale of businesses	—	579	51
Payments for acquisitions of businesses, net of cash acquired and including working capital adjustments	(848)	(139)	(15,083)
Distributions from unconsolidated affiliates	115	109	113
Purchases of investments	(256)	(1)	(45)
Proceeds from sale of investments	519	11	—
Other investing activities	—	—	5
Net cash used in investing activities from continuing operations	(1,630)	(341)	(15,680)
Cash flows from financing activities:
Debt proceeds	6,435	8,897	20,030
Debt repayments	(7,881)	(10,918)	(5,043)
Net proceeds from (repayments of) commercial paper and short-term borrowings	1,741	(6)	—
Payments of debt financing, redemption and other costs	—	(16)	(247)
Proceeds from issuance of treasury stock	140	133	156
Purchases of treasury stock, including employee shares withheld for tax obligations	(2,786)	(1,826)	(561)
Settlement activity, net	711	405	182
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(62)	(104)	(118)
Payments of acquisition-related contingent consideration	(37)	(18)	(13)
Other financing activities	(2)	22	(13)
Net cash (used in) provided by financing activities from continuing operations	(1,741)	(3,431)	14,373
Effect of exchange rate changes on cash and cash equivalents	(27)	16	1
Net change in cash and cash equivalents	636	391	1,489
Net cash flows from discontinued operations	—	—	133
Cash and cash equivalents, beginning balance	2,569	2,178	556
Cash and cash equivalents, ending balance	$3,205	$2,569	$2,178
Discontinued operations cash flow information:
Net cash provided by investing activities	—	—	133
Net change in cash and cash equivalents from discontinued operations	$—	$—	$133
(1)     The company revised the consolidated statements of cash flows presentation to include cash and cash equivalents within settlement assets as a component of total cash and cash equivalents. The company revised the 2020 and 2019 presentation for comparable purposes. Additional information is included in Note 1.
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Description of the Business
Fiserv, Inc. and its subsidiaries (collectively, the “Company”) provide payments and financial services technology solutions to clients worldwide. The Company provides account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale and business management platform. The Company serves clients around the globe, including merchants, banks, credit unions, other financial institutions and corporate clients. The Company’s reportable segments are Merchant Acceptance (“Acceptance”), Financial Technology (“Fintech”) and Payments and Network (“Payments”).
On July 29, 2019, the Company acquired First Data Corporation (“First Data”), a global leader in commerce-enabling technology and solutions for merchants, financial institutions and card issuers, by acquiring 100% of the First Data stock that was issued and outstanding as of the date of acquisition for a total purchase price of $46.5 billion (see Note 4). The consolidated financial statements include the financial results of First Data from the date of acquisition.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is typically established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within income from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest of between 20% and 50%; however, for partnerships and limited liability companies, an ownership interest of between 3% and 50% or board of director representation may also constitute significance influence.
The Company maintains a majority controlling financial interest in certain entities, mostly related to consolidated merchant alliances (see Note 20). Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income attributable to noncontrolling interests and redeemable noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets. Noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control are presented outside of equity and are carried at their estimated redemption value if it exceeds the initial carrying value of the redeemable interest (see Note 13).
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
Risks and Uncertainties
Since early 2020, the world has been, and continues to be, impacted by the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic, and various measures imposed by the governments of many countries, states, cities and other geographic regions to prevent its spread, have negatively impacted global economic and market conditions, including levels of consumer and business spending. Consequently, the Company’s operating performance, primarily within its merchant acquiring and payment-related businesses, which earn transaction-based fees, has been adversely affected, and may continue to be adversely affected, by the economic impact of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic; the level of success of global vaccination efforts; governmental and private sector responses to the pandemic and the impact of such responses on the Company; and the impact of the pandemic on the Company’s employees, clients, vendors, supply chain, operations and sales, all of which are uncertain and difficult to predict. These changing conditions may also affect the estimates and assumptions made by management. Such estimates and assumptions affect, among other things, the valuations of the Company’s long-lived assets, definite-lived intangible assets and equity method investments; the impairment assessment
See accompanying notes to consolidated financial statements.

of goodwill; the Company’s deferred tax assets and related valuation allowances; the estimate of current expected credit losses; and certain pension plan assumptions. It is reasonably possible that changes in any assumptions used may result in an impairment or other charge that, if incurred, could have a material adverse impact on the Company’s results of operations, total assets and total equity in the period recognized. Events and changes in circumstances arising subsequent to December 31, 2021, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost in the consolidated balance sheets, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory or other requirements are included in other long-term assets in the consolidated balance sheets. Cash and cash equivalents held on behalf of merchants and other payees are included in settlement assets in the consolidated balance sheets. The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows at December 31:

(In millions)	2021	2020	2019
Cash and cash equivalents on the consolidated balance sheets	$835	$906	$893
Cash and cash equivalents included in settlement assets (see Note 6)	2,361	1,650	1,245
Other restricted cash	9	13	40
Total cash and cash equivalents on the consolidated statements of cash flows	$3,205	$2,569	$2,178

The Company revised the consolidated statements of cash flows for the years ended December 31, 2020 and 2019, respectively, to reflect settlement cash and cash equivalents within settlement assets as a component of total cash and cash equivalents on the consolidated statements of cash flows. The components of settlement assets were revised to reflect the settlement cash and cash equivalents held by partner banks of $175 million and $411 million as settlement receivables as of December 31, 2020 and 2019, respectively. The changes in settlement cash and cash equivalents for the years ended December 31, 2020 and 2019, of $405 million and $182 million, respectively, have been included in settlement activity, net within cash flows from financing activities. The consolidated statement of cash flows for the year ended December 31, 2019 reflects the impact of $922 million of acquired settlement cash and cash equivalents relating to the First Data acquisition with the offsetting change included in cash flows from investing activities.
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $55 million and $48 million at December 31, 2021 and 2020, respectively.
Leases
The Company maintains certain leasing receivables associated with its point-of-sale terminal leasing businesses. Leasing receivables are included in prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets. Interest income on the Company’s leasing receivables is recognized using the effective interest method, and is included within product revenue in the consolidated statements of income. Initial direct costs incurred to obtain operating leases and other sales-type leases, in which the fair value of the underlying asset is equal to its carrying amount at the lease commencement date, are deferred and recognized over the lease term. Initial direct costs to obtain a sales-type lease are expensed as incurred if the fair value of the underlying asset is different from its carrying amount at the lease commencement date. Additional information regarding the Company’s lease policies is included in Note 11 to the consolidated financial statements.

Prepaid Expenses
Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $410 million and $348 million at December 31, 2021 and 2020, respectively.
Settlement Assets and Obligations
Settlement assets and obligations result from timing differences between collection and fulfillment of payment transactions and collateral amounts held to manage merchant credit risk, primarily associated with the Company’s merchant acquiring services. Settlement assets represent cash received or amounts receivable from agents, payment networks, bank partners, merchants or directly from consumers. Settlement obligations represent amounts payable to merchants and payees. Certain merchant settlement assets (included in settlement receivables in Note 6) that relate to settlement obligations are held by partner banks to which the Company does not have legal ownership but has the right to use the assets to satisfy the related settlement obligations. The Company records settlement obligations for amounts payable to merchants and for outstanding payment instruments issued to payees that have not yet been presented for settlement. Additional information regarding the Company’s settlement assets and obligations is included in Note 6 to the consolidated financial statements.
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences some level of losses due to merchant defaults.
The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $41 million, $113 million and $40 million for the years ended December 31, 2021, 2020 and 2019, respectively. The amount of collateral available to the Company was $2.2 billion and $1.2 billion at December 31, 2021 and 2020, respectively. The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other relevant factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $42 million and $59 million at December 31, 2021 and 2020, respectively.

Property and Equipment
Property and equipment is reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2021	2020
Land	—	$48	$54
Data processing equipment	3 to 5 years	2,302	1,666
Buildings and leasehold improvements	5 to 40 years	512	555
Furniture and equipment	5 to 8 years	372	636
		3,234	2,911
Less: Accumulated depreciation		(1,492)	(1,283)
Total		$1,742	$1,628

Depreciation expense for all property and equipment totaled $498 million, $523 million and $247 million in 2021, 2020 and 2019, respectively (see Note 17 for a description of accelerated depreciation under certain finance lease agreements).
Intangible Assets
Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over their estimated useful lives, generally ten to twenty years. Acquired software and technology represents software and technology intangible assets obtained as part of acquired businesses and is amortized using the straight-line method over their estimated useful lives, generally four to ten years. Trade names are amortized using the straight-line method over their estimated useful lives, generally eight to twenty years. Non-compete agreements are amortized using the straight-line method over their estimated useful lives, generally four to five years.
Purchased software represents software licenses purchased from third parties and is amortized using the straight-line method over their estimated useful lives, generally three to five years.
The Company continually develops, maintains and enhances its products and systems. Product development expenditures represented approximately 7%, 6% and 8% of the Company’s total revenue in 2021, 2020 and 2019, respectively. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.
Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally five years.
The Company may, at its discretion, negotiate to pay an independent sales organization (“ISO”) an agreed-upon up-front amount in exchange for the ISO’s surrender of its right to receive commission payments from the Company related to future transactions of the ISO’s referred merchants (“residual buyout”). The amount that the Company pays for these residual buyouts is capitalized and subsequently amortized using the straight-line method over the expected life of the merchant portfolios, generally five to nine years. The Company also obtains residual buyouts as part of acquired businesses. Additional information regarding the Company’s identifiable intangible assets is included in Note 7 to the consolidated financial statements.
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

The Company elected to perform a quantitative test for certain reporting units obtained through the acquisition of First Data and for those that changed in composition, and tested the remainder of its reporting units using a qualitative approach. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2021 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the interest rate environment or the economic impact of the COVID-19 pandemic (such as an increased duration and intensity of the pandemic and/or government-imposed restrictions) or changes in significant assumptions used in the quantitative test on certain of the Company’s businesses acquired and recorded at fair value through the July 2019 acquisition of First Data (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through December 31, 2021. Additional information regarding the Company’s goodwill is included in Note 8 to the consolidated financial statements.
Asset Impairment
The Company reviews property and equipment, lease right-of-use (“ROU”) assets, intangible assets and its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reviews capitalized software development costs for impairment at each reporting date. Recoverability of property and equipment, lease ROU assets, capitalized software development costs and other intangible assets is assessed by comparing the carrying amount of the asset to either the undiscounted future cash flows expected to be generated by the asset or the net realizable value of the asset, depending on the type of asset. The Company assesses lease ROU assets that are exited in advance of the non-cancellable lease terms by comparing the carrying values of the ROU assets to the discounted cash flows from estimated sublease payments. The Company’s investments in unconsolidated affiliates are assessed by comparing the carrying amount of the investments to their estimated fair values and are impaired if any decline in fair value is determined to be other than temporary. Measurement of any impairment loss is based on estimated fair value.
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

Additional information regarding the Company’s fair value measurements is included in Note 10 to the consolidated financial statements.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at December 31:

(In millions)	2021	2020
Trade accounts payable	$593	$437
Client deposits	783	702
Accrued compensation and benefits	392	419
Accrued taxes	154	130
Accrued interest	216	220
Other accrued expenses	1,412	1,278
Total	$3,550	$3,186

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
The Company has designated its Euro- and British Pound- denominated senior notes and Euro-denominated commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound (see Note 14). Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation, net of tax, within other comprehensive income (loss) in the consolidated statements of comprehensive income and will remain in accumulated other comprehensive loss within the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries.
Derivatives
Derivatives are entered into for periods consistent with related underlying exposures and are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. Changes in the fair value of derivatives designated as a cash flow hedge are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes.
Employee Benefit Plans
The Company maintains frozen defined benefit pension plans covering certain employees in Europe and the U.S. The Company recognizes actuarial gains/losses and prior service cost in the consolidated balance sheets and recognizes changes in these amounts during the year in which changes occur through other comprehensive income (loss). The Company uses various assumptions when computing amounts relating to its defined benefit pension plan obligations and their associated expenses (including the discount rate and the expected rate of return on plan assets). Additional information regarding the Company’s employee benefit plans is included in Note 15 to the consolidated financial statements.
Cost of Processing, Services and Product
Cost of processing and services consists of costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; certain depreciation and amortization; and other operating expenses.
Cost of product consists of costs directly associated with the products sold and includes the following: costs of materials, postage and software development; hardware costs (primarily point-of-sale devices); personnel; infrastructure costs; certain depreciation and amortization; and other costs directly associated with product revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of: salaries, wages, commissions and related expenses paid to sales personnel, administrative employees and management; third-party commissions; advertising and promotional costs; certain depreciation and amortization; and other selling and administrative expenses.

Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following for the years ended December 31:

(In millions)	2021	2020	2019
Interest expense	$696	$716	$507
Interest income	3	7	34
Interest expense, net	$693	$709	$473

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
Net Income Per Share
Net income per share attributable to Fiserv, Inc. in each period is calculated using actual, unrounded amounts. Basic net income per share is computed by dividing net income attributable to Fiserv, Inc. by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income attributable to Fiserv, Inc. by the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents consist of outstanding stock options, unvested restricted stock units and unvested restricted stock awards, and are computed using the treasury stock method. The Company excluded 1.5 million, 1.3 million and 1.1 million weighted-average shares from the calculations of common stock equivalents for anti-dilutive stock options in 2021, 2020 and 2019, respectively. The computation of shares used in calculating basic and diluted net income per share is as follows at December 31:

(In millions)	2021	2020	2019
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share – basic	662.6	672.1	512.3
Common stock equivalents	9.0	11.3	10.3
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share – diluted	671.6	683.4	522.6

Supplemental Cash Flow Information

(In millions)
Year Ended December 31,	2021	2020	2019
Interest paid	$648	$673	$291
Income taxes paid	666	156	197
Treasury stock purchases settled after the balance sheet date	—	—	6
Distribution of nonmonetary assets (see Note 4)	—	726	—
Software obtained under financing arrangements	143	308	—
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
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
In 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13” or “CECL”), which prescribes an impairment model for most financial instruments based on expected losses rather than incurred losses. Under this model, an estimate of expected credit losses over the contractual life of the instrument is to be recorded as of the end of a reporting period as an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial instrument. For public entities, ASU 2016-13 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. For most instruments, entities must apply the standard using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-13 effective January 1, 2020 using the required modified retrospective approach, which resulted in a cumulative-effect decrease to beginning retained earnings of $45 million. Financial assets and liabilities held by the Company subject to the “expected credit loss” model prescribed by CECL include trade and other receivables, net investments in leases, settlement asset receivables and other credit exposures such as financial guarantees not accounted for as insurance.
Recently Issued Accounting Pronouncements
In 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”), which requires that an entity provide certain disclosures in its annual financial statements about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for all business entities for fiscal years beginning after December 15, 2021 and may be applied either prospectively or retrospectively to the transactions reflected in the financial statements at the date of initial application. The Company is currently assessing the impact that the adoption of ASU 2021-10 will have on its disclosures.

In 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Generally, this should result in recognition and measurement of contract assets and contract liabilities at carryover value consistent with how they were recognized and measured in the acquiree’s financial statements, providing consistent recognition and enhanced comparability with revenue contracts with customers not acquired in a business combination. Prior to adoption of ASU 2021-08, an acquirer generally recognized contract assets and contract liabilities acquired in a business combination at fair value on the acquisition date. For public entities, ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Entities are required to apply a prospective transition approach upon adoption, unless early adoption occurs in an interim period. The Company adopted ASU 2021-08 effective January 1, 2022, with prospective application to business combinations occurring after adoption.
In 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments (“ASU 2021-05”), which amends the lease classification requirements for lessors with certain leases containing variable payments. A lessor is to classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. For public entities, ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. Entities that have adopted ASC Topic 842 prior to the issuance of ASU 2021-05 may apply this update either retrospectively to leases that commenced or were modified on or after the adoption of ASC Topic 842 or prospectively to leases that commence or are modified on or after the date the entity first applies ASU 2021-05. The Company adopted ASU 2021-05 effective January 1, 2022, with prospective application to leases commencing or modified thereafter.
3. Revenue Recognition
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
Nature of Goods and Services
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment (see Note 21). The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Processing and Services
Processing and services revenue is generated from account- and transaction-based fees for data processing, merchant transaction processing and acquiring, electronic billing and payment services, electronic funds transfer and debit/credit processing services; consulting and professional services; and software maintenance for ongoing client support.
The Company recognizes processing and services revenue in the period in which the specific service is performed unless they are not deemed distinct from other goods or services in which revenue would then be recognized as control is transferred of the combined goods and services. The Company’s arrangements for processing and services typically consist of an obligation to provide specific services to its customers on a when and if needed basis (a stand-ready obligation) and revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer. These services are typically provided under a fixed or declining (tier-based) price per unit based on volume of service; however, pricing for services may also be based on minimum monthly usage fees. Fees for the Company’s processing and services arrangements are typically billed and paid on a monthly basis.
Product
Product revenue is generated from print and card production sales, as well as software license sales and hardware (primarily point-of-sale devices) sales.
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
The Company sells or leases hardware (point-of-sale devices) and other peripherals as part of its contracts with customers. Hardware typically consists of terminals or Clover® devices. The Company does not manufacture hardware, rather it purchases hardware from third-party vendors and holds such hardware in inventory until purchased by a customer. The Company accounts for sales of hardware as a separate performance obligation and recognizes the revenue at its standalone selling price when the customer obtains control of the hardware.
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
Technology or service components from third parties are frequently embedded in or combined with the Company’s applications or service offerings. Whether the Company recognizes revenue based on the gross amount billed to a customer or the net amount retained involves judgment that depends on the relevant facts and circumstances, including the level of contractual responsibilities and obligations for delivering solutions to end customers, to determine whether control of goods and services is obtained prior to their transfer to a customer.
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
Disaggregation of Revenue
The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated outside the U.S. comprising approximately 14%, 13% and 12% of total revenue in 2021, 2020 and 2019, respectively.

(In millions)	Reportable Segments
Year Ended December 31, 2021	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$5,511	$1,544	$4,497	$32	$11,584
Hardware, print and card production	830	44	913	—	1,787
Professional services	43	471	265	—	779
Software maintenance	—	557	11	—	568
License and termination fees	47	186	65	—	298
Output solutions postage	—	—	—	860	860
Other	48	220	82	—	350
Total Revenue	$6,479	$3,022	$5,833	$892	$16,226

(In millions)	Reportable Segments
Year Ended December 31, 2020	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$4,696	$1,426	$4,348	$58	$10,528
Hardware, print and card production	714	51	771	—	1,536
Professional services	29	465	233	1	728
Software maintenance	—	563	3	2	568
License and termination fees	28	189	68	—	285
Output solutions postage	—	—	—	864	864
Other	55	207	81	—	343
Total Revenue	$5,522	$2,901	$5,504	$925	$14,852

(In millions)	Reportable Segments
Year Ended December 31, 2019	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$2,205	$1,382	$3,110	$166	$6,863
Hardware, print and card production	323	51	458	—	832
Professional services	4	483	172	10	669
Software maintenance	—	570	3	15	588
License and termination fees	9	255	59	2	325
Output solutions postage	—	—	—	572	572
Other	30	201	107	—	338
Total Revenue	$2,571	$2,942	$3,909	$765	$10,187

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers at December 31:

(In millions)	2021	2020	2019
Contract assets	$541	$433	$382
Contract liabilities	810	733	647

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
During the years ended December 31, 2021 and December 31, 2020, contract assets and contract liabilities increased primarily due to customer discounts, prepaid maintenance and deferred conversion revenue associated with long-term contracts obtained during the respective year. The Company recognized $546 million and $492 million of revenue during the years ended December 31, 2021 and December 31, 2020, respectively, that was included in the contract liabilities balance at the beginning of the year.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at December 31, 2021:

(In millions)
Year Ending December 31,
2022	$2,174
2023	1,790
2024	1,416
2025	955
Thereafter	1,418

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
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist of sales commissions incurred only if a contract is obtained, and customer conversion or implementation related costs. Capitalized sales commissions and conversion or implementation costs were as follows at December 31:

(In millions)	2021	2020
Capitalized sales commissions	$437	$402
Capitalized conversion or implementation costs	374	290

Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. The amortization of capitalized sales commissions is included in selling, general and administrative expenses and amortization of capitalized conversion or implementation costs within cost of processing and services. These costs totaled $148 million, $124 million and $105 million during the years ended December 31, 2021, 2020 and 2019, respectively. Impairment losses recognized during the years ended December 31, 2021, 2020 and 2019 related to capitalized contract costs were not significant.
4. Acquisitions and Dispositions
Acquisitions were accounted for as business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). Purchase price was allocated to the respective assets acquired and liabilities assumed based on the estimated fair values at the date of acquisitions.
Acquisition of BentoBox
On November 22, 2021, the Company acquired BentoBox CMS, Inc (“BentoBox”), a digital marketing and commerce platform that helps restaurants connect with their guests, for approximately $317 million, net of $24 million of acquired cash. BentoBox is included within the Acceptance segment, and further expands the Company’s Clover® dining solutions and commerce and business management capabilities. The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets, consisting primarily of acquired software and technology, of approximately $136 million with useful lives anticipated to be in the range of five to ten years, and goodwill of approximately $204 million. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional analysis and final completion of valuations. Goodwill, not expected to be deductible for tax purposes, is primarily attributed to the anticipated value created by the enhanced strength of the Company’s omnichannel platform to drive increased operational efficiencies for restaurants, enabling operators to deliver seamless and distinct hospitality experiences for their diners. The results of operations for BentoBox are included in the consolidated results of the Company from the date of acquisition. Pro forma information for this acquisition is not provided because it did not have a material effect on the Company’s consolidated results of operations.
Acquisition of Pineapple Payments
On May 4, 2021, the Company acquired Pineapple Payments Holdings, LLC (“Pineapple Payments”), an independent sales organization that provides payment processing, proprietary technology, and payment acceptance solutions for merchants, for $207 million, net of $6 million of acquired cash, and including earn-out provisions estimated at a fair value of $30 million (see Note 10). Pineapple Payments is included within the Acceptance segment, and expands the reach of the Company’s payment solutions through its technology- and relationship-led distribution channels.
The allocation of purchase price was finalized in the fourth quarter of 2021 and resulted in the recognition of identifiable intangible assets of $127 million, goodwill of $79 million and other net assets of $7 million. Goodwill, of which $59 million is deductible for tax purposes, is primarily attributed to the anticipated value created by the accelerated delivery of new and innovative capabilities to merchant clients.

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
Acquisition of Ondot
On January 22, 2021, the Company acquired a remaining ownership interest in Ondot, a digital experience platform provider for financial institutions, for $271 million, net of $13 million of acquired cash and cash equivalents. The Company previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $12 million included within other income in the consolidated statements of income during the year ended December 31, 2021. Ondot is included within the Payments segment and further expands the Company’s digital capabilities, enhancing its suite of integrated payments, banking and merchant solutions.
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
The total purchase price paid for First Data was as follows:

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
The assets acquired and liabilities assumed of First Data have been measured at estimated fair value as of the acquisition date. In 2020, through the measurement period ended July 29, 2020, the Company identified and recorded measurement period adjustments to the preliminary purchase price allocation, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $304 million. The offsetting amounts to the change in goodwill were primarily related to customer relationship intangible assets, noncontrolling interests, property and equipment, payables and accrued expenses including legal contingency reserves, and deferred income taxes. The Company recorded a measurement period adjustment of $155 million to reduce the fair value of customer relationship intangible assets as a result of refinements to attrition rates. A measurement period adjustment of $126 million was recorded to reduce the fair value of noncontrolling interests based on changes to the fair value of the underlying customer relationship intangible assets and the incorporation of additional facts and circumstances that existed as of the acquisition date. A measurement period adjustment of $25 million was recorded to reduce the fair value of property and equipment to the estimated fair value of certain real property acquired. Measurement period adjustments were recorded to increase payables and accrued expenses by $37 million, reduce investments in unconsolidated affiliates by $23 million, and increase other long-term liabilities by $21 million. The remaining $169 million of adjustments were primarily comprised of deferred tax adjustments related to the measurement period adjustments. Such measurement period adjustments did not have a material impact on the consolidated statements of income. The allocation of purchase price recorded for First Data was finalized in the third quarter of 2020 as follows:

(In millions)
Assets acquired (1)
Cash and cash equivalents	$310
Trade accounts receivable	1,747
Prepaid expenses and other current assets	1,047
Settlement assets (2)	10,398
Property and equipment	1,156
Customer relationships	13,458
Other intangible assets	2,814
Goodwill	30,811
Investments in unconsolidated affiliates	2,676
Other long-term assets	1,191
Total assets acquired	$65,608

Liabilities assumed (1)
Accounts payable and accrued expenses	$1,613
Short-term and current maturities of long-term debt (3)	243
Contract liabilities	71
Settlement obligations	10,398
Deferred income taxes	3,671
Long-term contract liabilities	16
Long-term debt and other long-term liabilities (4)	1,261
Total liabilities assumed	$17,273

Net assets acquired	$48,335
Redeemable noncontrolling interests	252
Noncontrolling interests	1,608
Total purchase price	$46,475

(1)In connection with the acquisition of First Data, the Company acquired two businesses which it intended to sell and subsequently sold in October 2019. Therefore, such businesses were classified as held for sale and were included within prepaid expenses and other current assets and accounts payable and accrued expenses in the above allocation of purchase price (see Note 5).
(2)Includes $922 million of settlement cash and cash equivalents (see Note 1).
(3)Includes foreign lines of credit, current portion of finance lease obligations and other financing obligations (see Note 12).
(4)Includes the receivable securitized loan and the long-term portion of finance lease obligations (see Note 12).
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
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the year ended December 31, 2019 as if the acquisition of First Data had occurred on January 1, 2018. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of First Data been completed on January 1, 2018. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of First Data.

(In millions, except for per share data)	2019
Total revenue	$15,775
Net income	1,520
Net income attributable to Fiserv, Inc.	1,457
Net income per share attributable to Fiserv, Inc.:
Basic	$2.14
Diluted	$2.10

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
Other Acquisitions
On November 15, 2021, the Company acquired a remaining ownership interest in NetPay Solutions Group (“NetPay”), a multi-channel payment service provider offering a range of capabilities around onboarding, customer lifecycle, risk management and settlement to businesses of all sizes. The Company previously held a 40% noncontrolling interest in NetPay, which was accounted for under the equity method and approximated acquisition date fair value. NetPay is included within the Acceptance segment and further expands the Company’s merchant services business. On October 1, 2021, the Company acquired Integrity Payments, LLC (“AIP”), an independent sales organization that promotes payment processing services for merchants, which is included within the Acceptance segment. On June 14, 2021, the Company acquired Spend Labs Inc. (“SpendLabs”), a mobile-native, cloud-based software provider of commercial card payment solutions. SpendLabs is included within the Payments segment and further expands the Company’s digital capabilities across mobile and desktop devices for small and mid-sized businesses. On March 1, 2021, the Company acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions. Radius8 is included within the Acceptance segment and enhances the Company’s ability to help merchants increase sales, expand mobile application registration and improve one-to-one target marketing. The Company acquired these businesses for an aggregate purchase price of approximately $87 million, net of the fair value of the Company’s previously held non-controlling interest in NetPay of $14 million and including earn-out provisions estimated at a fair value of $4 million (see Note 10). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets totaling $47 million, goodwill of $62 million and net assumed liabilities of $8 million. The purchase price allocation for the Radius8 acquisition was finalized in the third quarter of 2021 and for SpendLabs in the fourth quarter of 2021. The allocation of the purchase price for the NetPay and AIP acquisitions are preliminary and subject to further adjustment, pending additional refinement and final completion of valuations. Measurement period adjustments did not have a material impact on the consolidated statements of income. Goodwill, of which $14 million is expected to be deductible for tax purposes, is primarily attributed to synergies, the anticipated value created by advancing digital capabilities to the Company’s clients, and selling the Company’s products and services to the acquired businesses’ existing client base.
The amounts allocated to intangible assets were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$31	6 years
Customer relationships	9	10 years
Residual buyouts	7	5 years
Total	$47	7 years

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
In February 2022, the Company entered into a definitive agreement to acquire the remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector, for approximately $650 million. The Company expects the acquisition to close in 2022, subject to customary approvals and closing conditions. Upon closing of the acquisition, Finxact will be included in the Fintech segment. The Company expects to recognize a gain on the remeasurement of its previously held equity interest to its fair value at the acquisition date.
Dispositions
Effective July 1, 2020, the Company and Bank of America (“BANA”) dissolved the Banc of America Merchant Services joint venture (“BAMS” or the “joint venture”), of which the Company maintained a 51% controlling ownership interest. Upon dissolution of the joint venture’s operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The remaining activities of the joint venture consist primarily of an orderly wind down of remaining BAMS assets and liabilities. Pursuant to the separation agreement, the joint venture retains the responsibility for certain contingencies that may arise from pre-dissolution activities, including certain legal claims and contingencies. The Company may be obligated to fund a proportionate share of any such losses as incurred.

The transfer of value to BANA was accounted for at fair value as a non pro rata distribution of nonmonetary assets, resulting in the recognition of a pre-tax gain of $36 million, with a related tax expense of $13 million. The pre-tax gain included the revaluation of client contracts allocated to BANA to a fair value of $700 million, as well as an estimated $24 million for certain additional consideration due from the Company to BANA in connection with the dissolution. The pre-tax net gain was recorded within gain on sale of businesses and the tax expense was recorded within the income tax provision in the consolidated statement of income. Noncontrolling interests of the Company were reduced by $726 million and the Company’s additional paid-in capital was reduced by $36 million to account for the wind down of the joint venture and the transfer of a proportionate share of the joint venture’s fair value to BANA. The transfer of value to the Company was accounted for at carryover basis as the Company maintains control of such assets. The business transferred to the Company continues to be operated and managed within the Company’s Acceptance segment.

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
On February 18, 2020, the Company sold a 60% controlling interest of its Investment Services business, subsequently renamed as Tegra118, LLC (“Tegra118”). The Company received pre-tax proceeds of $578 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with the related tax expense of $112 million recorded through the income tax provision, in the consolidated statement of income for the year ended December 31, 2020. The pre-tax gain included $176 million related to the remeasurement of the Company’s 40% retained interest based upon the enterprise value of the business. The revenues, expenses and cash flows of the Investment Services business were consolidated into the Company’s financial results through the date of the sale transaction, and are reported within Corporate and Other (see Note 21). In conjunction with the sale transaction, the Company also entered into transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to Tegra118.
On February 2, 2021, Tegra118 completed a merger with a third party, resulting in a dilution of the Company’s ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud Holdings, LLC (“InvestCloud”). In connection with the transaction, the Company made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million within income from investments in unconsolidated affiliates in the consolidated statement of income, with related tax expense of $6 million recorded through the income tax provision, during the year ended December 31, 2021. On June 30, 2021, the Company sold its entire ownership interest in InvestCloud for $466 million, resulting in a pre-tax gain of $33 million recorded within income from investments in unconsolidated affiliates in the consolidated statement of income, with related tax expense of $8 million recorded through the income tax provision, during the year ended December 31, 2021. The Company will continue to provide various technical and data center related services under the terms of a pre-existing transition services agreement with InvestCloud, as described above.
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
6. Settlement Assets and Obligations
Settlement assets and obligations represent intermediary balances arising from the settlement process which involves the transferring of funds between card issuers, payment networks, merchants and consumers, and collateral amounts held to manage merchant credit risk. The Company records settlement assets and obligations upon processing a payment transaction. Settlement assets represent amounts receivable from agents, bank partners, merchants and from payment networks for submitted merchant transactions, and funds received by the Company in advance of paying to merchants or payees. Settlement obligations represent the unpaid amounts that are due to merchants or payees for their payment transactions and collateral deposits.
The principal components of the Company’s settlement assets and obligations were as follows at December 31:

(In millions)	2021	2020
Settlement assets
Cash and cash equivalents	$2,361	$1,650
Receivables	11,291	9,871
Total settlement assets	$13,652	$11,521
Settlement obligations
Payment instruments outstanding	$460	$483
Card settlements and collateral deposits due to merchants	13,192	11,038
Total settlement obligations	$13,652	$11,521

 The changes in settlement cash and cash equivalents are presented in settlement activity, net within financing activities in the consolidated statements of cash flows.

7. Intangible Assets
Identifiable intangible assets consisted of the following at December 31:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2021
Customer relationships	$15,103	$5,112	$9,991
Acquired software and technology	2,522	901	1,621
Trade names	612	228	384
Purchased software	1,133	479	654
Capitalized software and other intangibles	1,879	520	1,359
Total	$21,249	$7,240	$14,009

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2020
Customer relationships	$15,271	$3,668	$11,603
Acquired software and technology	2,562	879	1,683
Trade names	618	172	446
Purchased software	913	207	706
Capitalized software and other intangibles	1,332	412	920
Total	$20,696	$5,338	$15,358

Gross software development costs capitalized for new products and enhancements to existing products totaled $613 million, $462 million and $339 million in 2021, 2020 and 2019, respectively.
Amortization expense associated with the above identifiable intangible assets was as follows for the years ended December 31:

(In millions)	2021	2020	2019
Amortization expense	$2,548	$2,563	$1,299

Amortization expense during the year ended December 31, 2020 includes $56 million of accelerated amortization associated with the termination of certain vendor contracts (see Note 17).
The Company estimates that annual amortization expense with respect to intangible assets recorded at December 31, 2021 will be as follows:

(In millions)
Year Ending December 31,
2022	$2,466
2023	2,216
2024	1,780
2025	1,531
2026	1,247
Thereafter	4,769
Total	$14,009

8. Goodwill

The following table presents changes in goodwill during 2021 and 2020.

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Total
Goodwill - December 31, 2019	$21,189	$2,104	$12,745	$36,038
Acquisitions and valuation adjustments	332	—	62	394
Foreign currency translation	(113)	4	(1)	(110)
Goodwill - December 31, 2020	21,408	2,108	12,806	36,322
Acquisitions and valuation adjustments	321	—	197	518
Transfers(1)	—	(67)	67	—
Foreign currency translation	(347)	(2)	(58)	(407)
Goodwill - December 31, 2021	$21,382	$2,039	$13,012	$36,433

(1)Relates to the migration of a line of business from the Fintech segment to the Payments segment. This migration did not have a material impact on the results of operations of the affected reportable segments.

9. Investments in Unconsolidated Affiliates
The Company maintains investments in various affiliates that are accounted for as equity method investments, the most significant of which are related to the Company’s merchant alliances. The Company’s share of net income or loss from these investments is reported within income from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income.
Merchant Alliances
The Company maintains ownership interests of significant influence in various merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance primarily based on contractual pricing (see Note 20). The Company’s investment in its merchant alliances was $2.3 billion and $2.4 billion at December 31, 2021 and 2020, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.

Other Equity Method Investments
Following the sale of a controlling financial interest of the Investment Services business during the first quarter of 2020 (see Note 4), the Company’s remaining ownership interest in the business, subsequently renamed as InvestCloud, was accounted for as an equity method investment prior to the sale of the Company’s entire remaining ownership interest during the second quarter of 2021. The Company also maintains a 45% ownership interest in Sagent M&C, LLC and a 31% ownership interest in defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”), which are accounted for as equity method investments. The Company’s aggregate investment in these entities was $25 million and $212 million at December 31, 2021 and 2020, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets. In addition, the Company maintains other strategic investments accounted for under the equity method of accounting. The Company's aggregate investment in such entities was $266 million and $192 million at December 31, 2021 and 2020, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.

The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $365 million in senior unsecured debt and variable-rate revolving credit facilities with an aggregate borrowing capacity of $45 million with a syndicate of banks, which mature in March 2023. Outstanding borrowings on the revolving credit facilities at December 31, 2021 were $16 million. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. See Note 10 for additional information regarding the Company’s debt guarantee arrangements with the Lending Joint Ventures.

In August 2019, the Company’s Sagent Auto, LLC joint venture completed a merger with a third party, resulting in a dilution of the Company’s ownership interest in the combined entity, defi SOLUTIONS Group, LLC. The Company recognized a pre-tax gain of $14 million within income from investments in unconsolidated affiliates, with the related tax expense of $3 million recorded through the income tax provision, in the consolidated statement of income for the year ended December 31, 2019, reflecting the Company’s 31% ownership interest.
The Company classifies distributions from its investments accounted for using the equity method in the consolidated statements of cash flows using the cumulative earnings approach. Under this approach, distributions received from unconsolidated affiliates are classified as cash flows from operating activities to the extent that the cumulative distributions do not exceed the cumulative earnings on the investment. To the extent the current period distribution exceeds the cumulative earnings on the investment, the distribution is considered a return of investment and is classified as cash flows from investing activities. The Company received cash distributions from unconsolidated affiliates of $149 million, $151 million and $136 million, of which $115 million, $109 million and $113 million were recorded as cash flows from investing activities in the Company’s consolidated statements of cash flows during 2021, 2020 and 2019, respectively.
The Company also maintains investments, of which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $113 million and $160 million at December 31, 2021 and 2020, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other income (expense) in the consolidated statements of income for the period. During the year ended December 31, 2021, the Company remeasured its equity interest in Ondot to fair value upon the acquisition of the remaining ownership interest, resulting in the recognition of a pre-tax gain of $12 million (see Note 4). Other adjustments made to the values recorded for certain equity securities and gains and losses from sales of equity securities during 2021, 2020 and 2019 were not significant.
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
Assets and liabilities measured at fair value on a recurring basis consisted of the following at December 31:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	2021	2020
Assets
Cash flow hedges	Prepaid expenses and other current assets	Level 2	$6	$9
Liabilities
Contingent consideration	Accounts payable and accrued expenses	Level 3	$2	$46
Contingent consideration	Other long-term liabilities	Level 3	32	—
Contingent debt guarantee	Accounts payable and accrued expenses	Level 3	4	—
Contingent debt guarantee	Other long-term liabilities	Level 3	—	8

The Company’s senior notes are recorded at amortized cost, but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, debt associated with the receivables securitization agreement, term loan credit agreement, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $21.8 billion and $22.5 billion at December 31, 2021 and 2020, respectively, and the carrying value was $20.4 billion and $19.9 billion at December 31, 2021 and 2020, respectively.

The Company maintains a liability for its non-contingent obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures (see Note 9), which is reported within accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets at December 31, 2021 and 2020, respectively. The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $10 million and $18 million approximates the fair value at December 31, 2021 and 2020, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term which ends in March 2023. In addition, the Company has recorded, in conjunction with the adoption of CECL, a contingent liability ($4 million and $8 million as reported within accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets at December 31, 2021 and 2020, respectively), representing the current expected credit losses to which the Company is exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs (Level 3 of the fair value hierarchy). The Company recognized $12 million, $13 million and $7 million during the years ended December 31, 2021, 2020 and 2019, respectively, within other income (expense) in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures. The Company has not made any payments under the guarantees, nor has it been called upon to do so.
In addition, certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease ROU assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the years ended December 31, 2021, 2020 and 2019 is included in Note 17 to the consolidated financial statements.

11. Leases
Company as Lessee
The Company primarily leases office space, data centers and equipment from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession of the asset, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Many of the Company’s leases contain renewal options for varying periods, which can be exercised at the Company’s sole discretion. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The Company’s leases have remaining lease terms ranging from one month to 22 years.
The Company uses the right-of-use model to account for its leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. ROU assets are based on the lease liability and are increased by prepaid lease payments and decreased by lease incentives received. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the ROU assets and lease liabilities to the extent they are variable in nature. These variable lease costs are recognized as variable lease expenses when incurred. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes. The Company estimates contingent lease incentives when it is probable that the Company is entitled to the incentive at lease commencement. The Company elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets; instead, lease payments are recognized as lease expense on a straight-line basis over the lease term. The depreciable life of the ROU assets and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option. The Company uses its incremental borrowing rate to discount future lease payments in the calculation of the lease liability and ROU asset based on the information available on the commencement date for each lease. The Company’s leases typically do not provide an implicit rate. The determination of the incremental borrowing rate requires judgment and is determined using the Company’s current unsecured borrowing rate, adjusted for various factors such as collateralization, currency and term to align with the terms of the lease.

Lease Balances

(In millions)
December 31,	2021	2020
Assets
Operating lease assets (1)	$575	$504
Finance lease assets (2)	487	267
Total lease assets	$1,062	$771

Liabilities
Current:
Operating lease liabilities (1)	$122	$125
Finance lease liabilities (2)	130	104
Noncurrent:
Operating lease liabilities (1)	615	471
Finance lease liabilities (2)	313	271
Total lease liabilities	$1,180	$971

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
Components of Lease Cost

(In millions)
Year Ended December 31,	2021	2020	2019
Operating lease cost (1)	$162	$198	$207
Finance lease cost: (2)
Amortization of right-of-use assets	122	150	40
Interest on lease liabilities	23	21	8
Total lease cost	$307	$369	$255

(1)Operating lease expense is included within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the consolidated statements of income. Operating lease expense includes approximately $39 million, $50 million and $56 million of variable lease costs for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Supplemental Cash Flow Information

(In millions)
Year Ended December 31,	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$153	$155	$139
Operating cash flows from finance leases	23	21	8
Financing cash flows from finance leases	161	187	37

Right-of-use assets obtained in exchange for lease liabilities: (1)
Operating leases	$197	$46	$441
Finance leases	231	399	288

(1)Amounts in 2019 include the right-of-use assets and lease liabilities obtained through the acquisition of First Data.
Lease Term and Discount Rate

December 31,	2021	2020
Weighted-average remaining lease term:
Operating leases	10 years	6 years
Finance leases	3 years	4 years
Weighted-average discount rate:
Operating leases	2.7%	2.9%
Finance leases	2.7%	3.5%

Maturity of Lease Liabilities
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2021:

(In millions)
Year Ending December 31,	Operating Leases (1)	Finance Leases
2022	$125	$138
2023	112	146
2024	101	127
2025	82	45
2026	74	14
Thereafter	351	—
Total lease payments	845	470
Less: Interest	(108)	(27)
Present value of lease liabilities	$737	$443

(1)Operating lease payments include $6 million related to options to extend lease terms that are reasonably certain of being exercised.

Company as Lessor
The Company owns certain point-of-sale (“POS”) terminal equipment which it leases to merchants. Leases are classified as operating or sales-type leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. The terms of the leases typically range from one month to five years. For operating leases, the minimum lease payments received are recognized as lease income on a straight-line basis over the lease term and the leased asset is included in property and equipment, net in the consolidated balance sheets and depreciated over its estimated useful life. For sales-type leases, selling profit is recognized at the commencement date of the lease to the extent the fair value of the underlying asset is different from its carrying amount. Selling profit is directly impacted by the Company’s estimate of the amount to be derived from the residual value of the asset at the end of the lease term. The residual value of the asset is computed using various assumptions, including the expected value of the underlying asset at the end of the lease term. Unearned income is recognized as interest income over the lease term. For sales-type leases, the Company derecognizes the carrying amount of the underlying leased asset and recognizes a net investment in the leased asset in the consolidated balance sheets. The net investment in a leased asset is computed based on the present value of the minimum lease payments not yet received and the present value of the residual value of the asset.
Components of Lease Income

(In millions)
Year Ended December 31,	2021	2020	2019
Sales-type leases:
Selling profit (1)	$61	$48	$20
Interest income (1)	85	76	33
Operating lease income (2)	297	257	36

(1)Selling profit includes $141 million, $106 million and $48 million recorded within product revenue with a corresponding charge of $80 million, $58 million and $28 million recorded in cost of product in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019, respectively. Interest income is included within product revenue in the consolidated statements of income.
(2)Operating lease income includes a nominal amount of variable lease income and is included within product revenue in the consolidated statements of income for each of the years ended December 31, 2021, 2020 and 2019.
Components of Net Investment in Sales-Type Leases

(In millions)
December 31,	2021	2020
Minimum lease payments	$395	$355
Residual values	23	23
Less: Unearned interest income	(157)	(141)
Net investment in leases (1)	$261	$237

(1)Net investments in leased assets are included within prepaid expenses and other current assets (current portion) and other long-term assets (noncurrent portion) in the consolidated balance sheets.

Maturities of Future Minimum Lease Payment Receivables
Future minimum lease payments receivable on sales-type leases were as follows at December 31, 2021:

(In millions)
Year Ending December 31,	Sales-Type Leases
2022	$164
2023	120
2024	76
2025	32
2026	3
Thereafter	—
Total minimum lease payments	$395

Lease Payment Receivables Portfolio
The Company accounts for lease payment receivables in connection with POS terminal equipment as a single portfolio. The Company recognizes an allowance for expected credit losses on lease payment receivables at the commencement date of the lease by considering the term, geography and internal credit risk ratings of such lease. The internal credit risk ratings are established based on lessee specific risk factors, such as FICO score, number of years the lessee has been in business and the nature of the lessee’s industry, which are considered indicators of the likelihood a lessee may default in the future. The allowance for estimated credit losses on lease payment receivables was $56 million and $64 million at December 31, 2021 and 2020, respectively.

The Company determines delinquency status on lease payment receivables based on the number of calendar days past due. The Company considers lease payments that are 90 days or less past due as performing. Lease payments that are greater than 90 days past due are placed on non-accrual status in which interest income is no longer recognized. Lease payment receivables are fully written off in the period they become delinquent greater than 180 days past due. The amortized cost balance of net investment in leases at December 31, 2021 and 2020, was $261 million and $237 million, respectively. Lease payment receivables that were determined to be on non-accrual status were nominal at each of December 31, 2021 and 2020.

12. Debt
The Company’s debt consisted of the following at December 31:

(In millions)	2021	2020
Short-term and current maturities of long-term debt:
Foreign lines of credit	$240	$144
Finance lease and other financing obligations	268	240
Total short-term and current maturities of long-term debt	$508	$384

Long-term debt:
4.750% senior notes due June 2021	$—	$400
3.500% senior notes due October 2022	700	700
0.375% senior notes due July 2023 (Euro-denominated)	566	612
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	705	709
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	566	612
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	566	612
3.000% senior notes due July 2031 (British Pound-denominated)	705	709
4.400% senior notes due July 2049	2,000	2,000
U.S. commercial paper notes	916	—
Euro commercial paper notes	905	—
Revolving credit facility	97	22
Receivable securitized loan	500	425
Term loan facility	200	1,250
Unamortized discount and deferred financing costs	(125)	(155)
Finance lease and other financing obligations	528	504
Total long-term debt	$20,729	$20,300
Annual maturities of the Company’s total debt were as follows at December 31, 2021:

(In millions)
Year Ending December 31,
2022	$508
2023	4,923
2024	2,391
2025	1,677
2026	2,027
Thereafter	9,836
Total principal payments	21,362
Unamortized discount and deferred financing costs	(125)
Total debt	$21,237

Senior Notes
The Company has outstanding $17.7 billion of various fixed-rate senior notes, as described above. The indentures governing the Company’s senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem the senior notes, in whole or, from time to time, in part, at any time prior to the applicable maturity date. Interest on the Company’s U.S. dollar-denominated senior notes is paid semi-annually, while interest on its Euro- and British Pound-denominated senior notes is paid annually. The interest rate applicable to certain of the senior notes is subject to an increase of up to two percent in the event that the credit rating assigned to such notes is downgraded below investment grade.
During the year ended December 31, 2021, the Company used a portion of the net proceeds from the 2021 issuance of commercial paper notes, as described below, to repay the outstanding principal balance of $400 million under its 4.75% senior notes that matured in June 2021. At December 31, 2021, the 3.50% senior notes due in October 2022 were classified in the consolidated balance sheet as long-term and within the debt maturity schedule above as maturing in September 2023, the date that the Company’s revolving credit facility expires, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.
Commercial Paper
The Company initiated an unsecured U.S. dollar commercial paper program (“USCP”) in May 2021 and an unsecured Euro commercial paper program (“ECP”) in November 2021. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the USCP were $916 million at December 31, 2021, with a weighted average interest rate of 0.295%. Outstanding borrowings under the ECP were $905 million at December 31, 2021, with a weighted average interest rate of (0.420)%. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheet as long-term and within the debt maturity schedule above as maturing in September 2023, the date that the Company’s revolving credit facility expires, as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
During the year ended December 31, 2021, the Company used the net proceeds from the issuance of commercial paper notes to repay outstanding borrowings under its amended and restated revolving credit facility, to repay its 4.75% senior notes that matured in June 2021, and to pay down outstanding borrowings on its term loan facility.
Revolving Credit Facility
The Company maintains an amended and restated revolving credit facility, which matures in September 2023, with aggregate commitments available for $3.5 billion of total capacity. U.S. dollar borrowings under the amended and restated revolving credit facility bear interest at a variable rate based on LIBOR, typically at the overnight or 1-month rates, or a base rate, plus, in each case, a specified margin based on the Company’s long-term debt rating in effect from time to time. Foreign currency borrowings under the amended and restated revolving credit facility bear interest at a variable rate based on a benchmark applicable to the relevant currency, plus, in each case, a specified margin based on our long-term debt rating in effect from time to time. The variable interest rate on the revolving credit facility borrowings was 1.16% at December 31, 2021. There are no significant commitment fees and no compensating balance requirements. The amended and restated revolving credit facility contains various restrictions and covenants that require the Company, among other things, to (i) limit its consolidated indebtedness as of the end of each fiscal quarter to no more than three and one-half times the Company’s consolidated net earnings before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions, and (ii) maintain EBITDA of at least three times its consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended. The Company was in compliance with all financial debt covenants during 2021.
Foreign Lines of Credit and Other Arrangements
The Company maintains certain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which is the Argentine peso. The Company had amounts outstanding on these lines of credit totaling $240 million and $144 million at a weighted-average interest rate of 21.01% and 21.98% at December 31, 2021 and 2020, respectively.
Receivable Securitized Loan
The Company maintains a consolidated wholly-owned subsidiary, First Data Receivables, LLC (“FDR”). FDR is a party to certain receivables financing arrangements, including an agreement (“Receivables Financing Agreement”) with certain financial institutions and other persons from time to time party thereto as lenders and group agents, pursuant to which certain wholly-owned subsidiaries of the Company have agreed to transfer and contribute receivables to FDR, and FDR in turn may obtain borrowings from the financial institutions and other lender parties to the Receivables Financing Agreement secured by liens on those receivables. FDR’s assets are not available to satisfy the obligations of any other entities or affiliates of the Company, and FDR’s creditors would be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to the Company. The receivables held by FDR are recorded within trade accounts receivable, net in the Company’s consolidated balance sheets. FDR held $1.0 billion and $811 million in receivables as part of the securitization program at December 31, 2021 and 2020, respectively. FDR utilized the receivables as collateral in borrowings of $500 million and $425 million as of December 31, 2021 and 2020, respectively, at an average interest rate of 0.95% and 1.00%, respectively. Outstanding borrowings bear interest at a variable rate based on one-month LIBOR plus a specified margin. At December 31, 2021, the collateral capacity under the Receivables Financing Agreement was $747 million, and the maximum borrowing capacity was $500 million. The term of the Receivables Financing Agreement is through July 2022. At December 31, 2021, outstanding borrowings under the receivable securitized loan facility were classified in the consolidated balance sheet as long-term and within the debt maturity schedule above as maturing in September 2023, the date that the Company’s revolving credit facility expires, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.
Term Loan Facility
The Company maintains a term loan credit agreement with a syndicate of financial institutions that was funded in conjunction with the acquisition of First Data in an original principal amount of $5.0 billion. Following various amortization payments and prepayments, the aggregate principal amount outstanding under such agreement was $200 million at December 31, 2021. Borrowings under the term loan facility bear interest at variable rates based on one-month LIBOR or on a base rate, plus, in each case, a specified margin based on the Company’s long-term debt rating in effect from time to time, and will mature in July 2024. The variable interest rate on the term loan facility borrowings was 1.35% at December 31, 2021. A portion of the net proceeds from the Company’s 2021 issuances of commercial paper, as described above, was used to pay down outstanding borrowings under the term loan facility. The term loan credit facility contains affirmative, negative and financial covenants, and events of default, that are substantially the same as those set forth in the Company’s existing amended and restated revolving credit facility, as described above.
Deferred Financing Costs
Deferred financing costs are amortized as a component of interest expense, net over the term of the underlying debt using the effective interest method. Deferred financing costs primarily related to the Company’s senior notes totaled $92 million and $117 million at December 31, 2021 and 2020, respectively, and are reported as a direct reduction of the related debt instrument in the consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facility are reported in other long-term assets in the consolidated balance sheets and totaled $3 million and $5 million at December 31, 2021 and 2020, respectively.
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
13. Redeemable Noncontrolling Interests
The minority partners in two of the Company’s merchant alliance joint ventures maintain redeemable noncontrolling interests which are presented outside of equity and carried at their estimated redemption values. Each minority partner owns 1% of the equity in the respective joint venture; in addition, each minority partner is entitled to a contractually determined share of the respective entity’s income. The agreements contain redemption features whereby interests held by the minority partner are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within the Company’s control. The joint ventures may be terminated by either party for convenience any time after September 1, 2021 and December 31, 2024, respectively. In the event of termination for cause, as a result of a change in control, or for convenience after the predetermined date, the Company may be required to purchase the minority partner membership interests at a price equal to the fair market value of the minority interest through a distribution in the form of cash, certain merchant contracts of the joint venture, or a combination thereof to the minority partner. In conjunction with the termination of the joint venture, the minority partner may also exercise an option to purchase certain additional merchant contracts at fair market value. In September 2021, the Company and a joint venture minority partner mutually agreed to terminate one of the Company’s merchant alliance joint ventures effective March 2022. The redeemable noncontrolling interest was adjusted to reflect the estimated redemption value, with such adjustment recorded within additional paid-in capital in the consolidated statement of equity. The joint venture minority partner has notified the Company of its intent to exercise its option to purchase certain additional merchant contracts of the joint venture. The Company anticipates the recognition of a pre-tax gain of approximately $150 million in the first quarter of 2022 upon termination of the joint venture.
The following table presents a summary of the redeemable noncontrolling interests activity during the years ended December 31:

(In millions)	2021	2020
Balance at beginning of year	$259	$262
Distributions paid to redeemable noncontrolling interests	(43)	(42)
Share of income	44	39
Adjustment to estimated redemption value	18	—
Balance at end of year	$278	$259

14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Year Ended December 31, 2021
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2020	$(121)	$(254)	$(12)	$(387)
Other comprehensive income (loss) before reclassifications	6	(422)	50	(366)
Amounts reclassified from accumulated other comprehensive loss	8	—	—	8
Net current-period other comprehensive income (loss)	14	(422)	50	(358)
Balance at December 31, 2021	$(107)	$(676)	$38	$(745)

	Year Ended December 31, 2020
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2019	$(141)	$(33)	$(6)	$(180)
Other comprehensive income (loss) before reclassifications	5	(221)	(6)	(222)
Amounts reclassified from accumulated other comprehensive loss	15	—	—	15
Net current-period other comprehensive income (loss)	20	(221)	(6)	(207)
Balance at December 31, 2020	$(121)	$(254)	$(12)	$(387)

The Company has entered into forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $341 million and $259 million, and the fair value totaling $6 million and $9 million is reported primarily in prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2021 and 2020, respectively. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2021, the Company estimates that it will recognize gains of approximately $5 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, in the aggregate notional amount of $5.0 billion to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data and its subsidiaries. In June 2019, concurrent with the issuance of U.S dollar-denominated senior notes (see Note 12), the Treasury Locks were settled resulting in a payment, included in cash flows from operating activities, of $183 million recorded in accumulated other comprehensive loss, net of income taxes, that will be amortized to earnings over the terms of the originally forecasted interest payments. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2021, the Company estimates that it will recognize approximately $19 million in interest expense, net during the next twelve months related to settled interest rate hedge contracts.
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses its foreign currency-denominated debt as an economic hedge of its net investments in such foreign currency-denominated subsidiaries. The Company has designated its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income and will remain in accumulated other comprehensive loss in the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries. The Company recorded a foreign currency translation gain (loss) of $110 million (net of income tax provision of $36 million), $(151) million and $(62) million in other comprehensive income (loss) from the Euro- and British Pound-denominated senior notes and Euro commercial paper notes during the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, the Company recorded a prior period adjustment which resulted in an increase to retained earnings of $71 million to reclassify prior year deferred tax benefits on such foreign currency translation losses from accumulated other comprehensive loss that were not previously recorded in other comprehensive income (loss). Management believes this prior period adjustment was not material to the consolidated financial statements.
15. Employee Benefit Plans
Defined Contribution Plans
The Company and its subsidiaries maintain defined contribution savings plans covering the majority of their employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries and the Company makes matching contributions, each subject to certain limitations. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, company matching and discretionary company contributions. In response to the COVID-19 pandemic, the Company has taken several actions since the onset of the pandemic to manage discretionary costs, including the reduction or temporary suspension of certain employee-related benefits such as company matching contributions to the plans during 2021 and most of 2020. The Company temporarily suspended company matching contributions during most of 2020 and re-established such contributions effective January 1, 2021, to equal 100% on the first 1% contributed and 25% on the next 4% contributed for eligible participants. Effective January 1, 2022, company matching contributions were increased to 100% on the first 1% contributed and 50% on the next 4% contributed for eligible participants. Expenses for company contributions under these plans totaled $58 million, $38 million, and $65 million and in 2021, 2020 and 2019, respectively.
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
Defined Benefit Plans
The Company maintains noncontributory defined benefit pension plans covering a portion of its employees in the United Kingdom (“U.K.”), the U.S., Germany and Austria. The majority of these plans are frozen, representing substantially all of the benefit obligations and plan assets, and provide benefits to eligible employees based on an employee’s average final compensation and years of service.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these defined benefit plans as of and for the years ended December 31:

	U.K. plan		U.S. and other plans
(In millions)	2021	2020	2021	2020
Change in projected benefit obligations:
Balance at beginning of year	$(777)	$(672)	$(238)	$(225)
Interest cost	(11)	(14)	(5)	(6)
Settlements	16	—	—	—
Actuarial gain (loss)	15	(93)	9	(18)
Benefits paid	21	30	12	13
Foreign currency translation	—	(28)	1	(2)
Balance at end of year	$(736)	$(777)	$(221)	$(238)

Change in fair value of plan assets:
Balance at beginning of year	$974	$860	$181	$167
Actual return on plan assets	47	110	14	22
Company contribution	—	—	—	5
Settlements	(16)	—	—	—
Benefits paid	(21)	(30)	(12)	(13)
Foreign currency translation	(1)	34	—	—
Balance at end of year	$983	$974	$183	$181

Funded status of the plans	$247	$197	$(38)	$(57)

The funded status of the defined benefit plans is recognized as an asset or a liability within other long-term assets or within other long-term liabilities in the consolidated balance sheets.
Projected Benefit Obligations
The Company records amounts relating to its defined benefit pension plan obligations and their associated expenses based on calculations which include actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Changes in any of the assumptions and the amortization of differences between the assumptions and actual experience will affect the amount of pension expense in future periods. The Company reviews its actuarial assumptions at least annually and modifies the assumptions based on current rates and trends, as appropriate. The effects of modifications are recognized immediately within the consolidated balance sheets, and are generally amortized to operating income over future periods, with the deferred amount recorded in accumulated other comprehensive loss within the consolidated balance sheets. The Company’s funding policy is to contribute quarterly an amount as recommended by the plans’ independent actuaries. Company contributions under these plans were nominal in 2021 and $5 million in 2020, with future contributions not expected to be significant. The Company employs a building block approach in determining the expected long-term rate of return for plan assets with proper consideration of diversification and re-balancing. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

The weighted-average rate assumptions used in the measurement of the Company’s projected benefit obligations and net periodic benefit expense as of and for the years ended December 31 were as follows:

	Projected Benefit Obligations		Net Periodic Benefit Expense
	2021	2020	2021	2020
Discount rate	1.97%	1.56%	1.56%	1.95%
Expected long-term return on plan assets	n/a	n/a	2.25%	2.84%

The estimated future benefit payments are expected to be as follows:

(In millions)
Year Ending December 31,
2022	$33
2023	35
2024	36
2025	37
2026	38
2027-2031	205

Plan Assets
The Company’s investment strategy for the U.K. plan is to allocate the assets into two pools: (i) liability-hedging assets whereby the focus is risk management, protection and insurance relative to the liability target invested in, but not limited to, money market funds, debt, U.K. government bonds and U.K. government index-linked bonds; and (ii) return-seeking assets whereby the focus is on return generation and taking risk in a controlled manner. Such assets could include equities, government bonds, high-yield bonds, property, commodities or hedge funds. The Company’s target allocation for the U.K. plan based on the investment policy at December 31, 2021 was 20% return-seeking assets and 80% liability-hedging assets. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies. The Company’s investment strategy for the U.S. plan employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed-income investments. The Company sets an allocation mix necessary to support the underlying plan liabilities as influenced significantly by the demographics of the participants and the frozen nature of the plan. The Company’s target allocation for the U.S. plan based on the investment policy at December 31, 2021 was 39% return-seeking assets and 61% liability-hedging assets.
The following table sets forth the Company’s plan assets carried and measured at fair value on a recurring basis at December 31:

(In millions)
2021	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$230	$—	$—
Equity securities (2)	10	93	—
Fixed income securities (3)	202	105	—
Other investments (4)	361	7	—
Total investments at fair value	$803	$205	$—

(In millions)
2020	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$24	$—	$—
Equity securities (2)	20	175	—
Fixed income securities (3)	213	165	—
Other investments (4)	326	(4)	9
Total investments at fair value	$583	$336	$9

(1)Cash and cash equivalents include highly liquid investments in money market funds.
(2)Equity securities primarily consist of domestic, international and global equity pooled funds.
(3)Fixed income securities primarily consist of debt securities issued by U.S. and foreign government agencies and debt obligations issued by a variety of private and public corporations.
(4)Other investments primarily consist of index linked government bonds, derivatives and other investments.
In addition to the investments presented within the fair value hierarchy table above, the Company’s plan assets include investments in various collective trusts that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. Such investments totaled $158 million and $227 million at December 31, 2021 and 2020, respectively.
Net Periodic Benefit Cost
The components of net periodic benefit expense were as follows for the years ended December 31:

(In millions)	2021	2020	2019
Interest cost	$16	$20	$9
Expected return on plan assets	(23)	(24)	(10)
Net periodic benefit income	$(7)	$(4)	$(1)

16. Share-Based Compensation
The Company recognizes the fair value of share-based compensation awards granted to employees in cost of processing and services, cost of product, and selling, general and administrative expense in its consolidated statements of income.
The Company’s share-based compensation awards are typically granted in the first quarter of the year, and may also occur throughout the year in conjunction with acquisitions of businesses, and primarily consist of the following:
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
Restricted Stock Units and Awards – The Company grants restricted stock units and awards to employees and non-employee directors. Restricted stock unit and award grants generally vest over a three- or four-year period. The Company recognizes compensation expense for restricted stock units and awards based on the market price of its common stock on the grant date over the period during which the units and awards vest.
Performance Share Units – The Company grants performance share units to employees. The number of shares issued at the end of the performance period is determined by the level of achievement of pre-determined performance and market goals, including earnings, revenue growth, synergy and integration attainment, and shareholder return. The Company recognizes compensation expense on performance share units ratably over the requisite performance period of the award, generally two or three years, to the extent management views the performance goals as probable of attainment. The Company recognizes compensation expense for the fair value of the shareholder return component over the requisite service period of the award.
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
The Company recognized $239 million, $369 million and $229 million of share-based compensation expense during the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and awards and performance share units, net of estimated forfeitures, of $314 million is expected to be recognized over a weighted-average period of 2.1 years. During the years ended December 31, 2021, 2020 and 2019, stock options to purchase 4.4 million, 2.6 million and 4.7 million shares, respectively, were exercised.
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
The portion of the fair value of the replacement awards related to services provided prior to the acquisition was $768 million and was accounted for as consideration transferred. The remaining portion of the fair value of $467 million was associated with future service and recognized as compensation expense, net of estimated forfeitures, over the weighted-average remaining vesting period of 1.2 years. The fair value of options that the Company assumed in connection with the acquisition of First Data were estimated using the Black-Scholes model with the following assumptions:

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
Share-Based Compensation Activity
The weighted-average estimated fair value of stock options granted during 2021, 2020 and 2019 was $33.35, $35.02 and $28.52 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2021	2020	2019
Expected life (in years)	6.5	6.4	6.4
Average risk-free interest rate	0.6%	1.8%	2.7%
Expected volatility	29.3%	28.3%	28.5%
Expected dividend yield	0%	0%	0%

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
A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2020	14,689	$50.82
Granted	168	111.86
Forfeited	(214)	108.74
Exercised	(4,414)	37.51
Stock options outstanding - December 31, 2021	10,229	$56.36	4.26	$498
Stock options exercisable - December 31, 2021	8,822	$48.38	3.65	$492

A summary of restricted stock unit, restricted stock award and performance share unit activity is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Units and awards - December 31, 2020	4,797	$98.29	1,821	$95.20
Granted	3,152	104.38	255	108.68
Forfeited	(420)	103.99	(158)	103.12
Vested	(2,455)	99.09	(526)	92.72
Units and awards - December 31, 2021	5,074	$101.09	1,392	$96.32

The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2021	2020	2019
Total intrinsic value of stock options exercised	$339	$194	$331
Fair value of restricted stock units vested	332	454	198
Income tax benefit from stock options exercised and restricted stock units vested	142	156	126
Cash received from stock options exercised	91	83	104

At December 31, 2021, 27.5 million share-based awards were available for grant under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.5 million shares in 2021, 0.5 million shares in 2020 and 0.6 million shares in 2019. At December 31, 2021, there were 23.8 million shares available for issuance under the employee stock purchase plan.
17. Restructuring and Other Charges
In connection with the acquisition of First Data, the Company implemented integration plans focused on reducing the Company’s overall cost structure, including reducing vendor spend and eliminating duplicate costs. The Company recorded restructuring charges related to certain of these integration activities of $118 million, $303 million and $56 million, primarily reported in cost of processing and service and selling, general and administrative expenses within the consolidated statements of income, based upon committed actions during the years ended December 31, 2021, 2020 and 2019, respectively. The Company has completed the above integration activities as of December 31, 2021 and does not expect to incur additional restructuring or other charges associated with the First Data acquisition.
Employee Termination Costs
The Company recorded $95 million, $131 million and $32 million of employee termination costs related to severance and other separation costs for terminated employees, including those in connection with the acquisition of First Data, during the years ended December 31, 2021, 2020 and 2019, respectively. The following table summarizes the changes in the reserve related to the Company’s employee severance and other separation costs during the years ended December 31:

(In millions)	2021	2020
Balance at beginning of year	$27	$14
Severance and other separation costs	95	131
Cash payments	(86)	(118)
Balance at end of year	$36	$27

The employee severance and other separation costs accrual balance of $36 million at December 31, 2021 is expected to be paid within the next twelve months. In addition, the Company recorded $8 million, $48 million and $23 million of share-based compensation costs during the years ended December 31, 2021, 2020 and 2019, respectively, related to the accelerated vesting of equity awards for terminated employees.
Facility Exit Costs
During 2021 and 2020, the Company permanently vacated certain leased facilities in advance of the non-cancellable lease terms as part of the Company’s efforts to reduce facility costs. In conjunction with the exit of these leased facilities, the Company assessed the respective operating lease ROU assets for impairment by comparing the carrying values of the ROU assets to the discounted cash flows from estimated sublease payments (Level 3 of the fair value hierarchy). In addition, the Company assessed certain property and equipment associated with the leased facilities for impairment. As a result, the Company recorded non-cash impairment charges of $15 million and $124 million, reported in selling, general and administrative expense within the consolidated statements of income during the years ended December 31, 2021 and 2020, respectively, associated with the early exit of these leased facilities. In addition, the Company recorded facility exit and related costs during the year ended December 31, 2019, primarily related to relocation costs and lease exit or termination fees; however, such costs were not significant.
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

During 2019, the Company recorded a $48 million non-cash impairment charge, reported primarily in cost of processing and services within the consolidated statements of income, associated with an international core account processing platform. Such impairment charge primarily related to the write-off of certain of the Fintech segment’s purchased and capitalized software development costs; however, the charge is presented within Corporate and Other as such charge was excluded from the Company’s measure of the Fintech segment’s operating performance.
18. Income Taxes
Substantially all of the Company’s pre-tax earnings are derived from domestic operations in all periods presented. The income tax provision was as follows for the years ended December 31:

(In millions)	2021	2020	2019
Components of income tax provision (benefit):
Current:
Federal	$378	$(25)	$25
State	138	71	69
Foreign	109	79	57
	625	125	151
Deferred:
Federal	(186)	189	118
State	(106)	(34)	(18)
Foreign	30	(84)	(53)
	(262)	71	47
Income tax provision	$363	$196	$198

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	1.6%	2.0%	3.7%
Foreign tax law changes	8.0%	2.8%	—%
Foreign derived intangibles income deduction	(3.1)%	(3.2)%	(0.2)%
Excess tax benefit from share-based awards	(2.2)%	(3.9)%	(5.1)%
Sale of businesses and subsidiary restructuring	(2.1)%	0.7%	(2.6)%
Unrecognized tax benefits	(2.7)%	(1.0)%	(0.1)%
Nondeductible executive compensation	0.7%	2.0%	1.0%
Valuation allowance	(1.3)%	(1.7)%	0.3%
Other, net	1.9%	(2.0)%	0.3%
Effective income tax rate	21.8%	16.7%	18.3%

Foreign tax law changes include $134 million and $32 million of income tax expense attributed to the revaluation of certain net deferred tax liabilities in connection with enacted corporate income tax rate changes in the United Kingdom (tax rate increased from 19% to 25% starting in 2023) and Argentina (tax rate increased from 25% to 35%) in 2021, and in the United Kingdom (tax rate increased from 17% to 19%) in 2020, respectively.

Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2021	2020
Accrued expenses	$171	$189
Share-based compensation	134	185
Net operating loss and credit carry-forwards	804	1,158
Leasing liabilities	194	171
Other	194	76
Subtotal	1,497	1,779
Valuation allowance	(697)	(888)
Total deferred tax assets	800	891

Capitalized software development costs	(633)	(614)
Intangible assets	(2,676)	(2,993)
Property and equipment	(280)	(198)
Capitalized commissions	(95)	(87)
Investments in joint ventures	(630)	(908)
Leasing right-of-use assets	(142)	(141)
Other	(474)	(311)
Total deferred tax liabilities	(4,930)	(5,252)
Total	$(4,130)	$(4,361)

The Company maintained a valuation allowance of $697 million and $888 million at December 31, 2021 and 2020, respectively, against its deferred tax assets. The decrease in the valuation allowance in 2021 is primarily the result of subsidiary restructurings. Substantially all of the valuation allowance relates to certain foreign and state net operating loss carryforwards.
Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2021	2020
Noncurrent assets	$42	$28
Noncurrent liabilities	(4,172)	(4,389)
Total	$(4,130)	$(4,361)

Noncurrent deferred tax assets are included in other long-term assets in the consolidated balance sheets at December 31, 2021 and 2020.
The following table presents the amounts of federal, state and foreign net operating loss carryforwards and general business credit carryforwards at December 31:

(In millions)	2021	2020
Net operating loss carryforwards: (1)
Federal	$178	$443
State	3,763	3,944
Foreign	2,580	3,343
General business credit carryforwards (2)	12	41

(1)At December 31, 2021, the Company had federal net operating loss carryforwards of $178 million, most of which do not expire, state net operating loss carryforwards of $3.8 billion, most of which expire in 2022 through 2041, and foreign net operating loss carryforwards of $2.6 billion, of which $375 million expire in 2022 through 2041, and the remainder of which do not expire.
(2)At December 31, 2021, the Company had general business credit carryforwards of $12 million which expire in 2027.
The Company asserts that its investment in its foreign subsidiaries is intended to be indefinitely reinvested. Undistributed historical and future earnings of its foreign subsidiaries are not considered to be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign or U.S. taxes. The Company has the ability and intent to limit distributions so as to not make a distribution in excess of its investment in those subsidiaries. The Company will continue to monitor its global cash requirements and the need to recognize a deferred tax liability.
Unrecognized tax benefits were as follows at December 31:

(In millions)	2021	2020	2019
Unrecognized tax benefits - Beginning of year	$171	$145	$49
Increases for assumed tax positions related to First Data	—	—	82
Increases for tax positions taken during the current year	16	9	8
Increases for tax positions taken in prior years	5	53	16
Decreases for tax positions taken in prior years	(41)	(23)	(2)
Decreases for settlements	(1)	(2)	(1)
Lapse of the statute of limitations	(26)	(11)	(7)
Unrecognized tax benefits - End of year	$124	$171	$145

At December 31, 2021, unrecognized tax benefits of $86 million, net of federal and state benefits, would affect the effective income tax rate if recognized. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $24 million over the next twelve months as a result of possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statute of limitations in various state and foreign jurisdictions.
The Company classifies interest expense and penalties related to income taxes as components of its income tax provision. The income tax provision included interest expense (benefits) and penalties on unrecognized tax benefits of $(6) million in 2021, $3 million in 2020 and $2 million in 2019. Accrued interest expense and penalties related to unrecognized tax benefits totaled $15 million and $22 million at December 31, 2021 and 2020, respectively.
The Company’s U.S. federal income tax returns for 2020 and 2021, and tax returns in certain states and foreign jurisdictions for 2005 through 2021, remain subject to examination by taxing authorities.
19. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In addition, the Company assumed certain legal proceedings in connection with the acquisition of First Data (see Note 4) primarily associated with its merchant acquiring business and certain tax matters. In the third quarter of 2021, the Company resolved a matter, for which the Company previously had accrued, with a class of merchants related to alleged violations by an independent sales organization resulting in a payment of $28 million. In the second quarter of 2020, the Company resolved a matter with the Federal Trade Commission related to a U.S.-based wholesale independent sales organization resulting in a payment of $40 million, for which the Company previously had accrued. The Company maintained accruals of $32 million at both December 31, 2021 and 2020, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters as described above. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $50 million. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the payment transactions described in Note 6, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.6 billion and $1.7 billion at December 31, 2021 and 2020, respectively.
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
20. Related Party Transactions
Merchant Alliances
A significant portion of the Company’s business is conducted through merchant alliances between the Company and financial institutions (see Note 9). To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence but not control in an alliance, the Company uses the equity method of accounting to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $171 million, $183 million and $76 million for the years ended December 31, 2021, 2020 and 2019, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. At December 31, 2021 and 2020, the Company had approximately $36 million and $37 million, respectively, of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets.
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
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures accounted for under the equity method. Amounts transacted through these agreements, including with InvestCloud through June 30, 2021, totaled $37 million, $58 million and $36 million during the years ended December 31, 2021, 2020 and 2019, respectively, and were primarily recognized as processing and services revenue in the Company’s consolidated statements of income.
Share Repurchases
On May 3, 2021, New Omaha Holdings L.P. (“New Omaha”), a shareholder of the Company, completed an underwritten secondary public offering of 23.0 million shares of Fiserv, Inc. common stock (the “2021 offering”). The Company did not sell any shares in, nor did it receive any proceeds from, the 2021 offering. New Omaha received all of the net proceeds from the 2021 offering. In connection with the 2021 offering, the Company repurchased from the underwriters 5.0 million shares of its common stock that were subject to the 2021 offering, at a price equal to the price per share paid by the underwriters to New Omaha in the 2021 offering (the “2021 share repurchase”). The 2021 share repurchase totaled $588 million and was funded with cash on hand. The repurchased shares were cancelled and no longer outstanding following the completion of the 2021 share repurchase. Prior to the 2021 offering, New Omaha owned approximately 13% of the Company’s outstanding shares of common stock, and immediately following the 2021 offering, New Omaha owned approximately 9% of such outstanding shares.
On December 14, 2020, New Omaha completed an underwritten secondary public offering of 20.1 million shares of Fiserv, Inc. common stock (the “2020 offering”). The Company did not sell any shares in, nor did it receive any proceeds from, the 2020 offering. New Omaha received all of the net proceeds from the 2020 offering. In connection with the 2020 offering, the Company repurchased from the underwriters 1.8 million shares of its common stock that were subject to the 2020 offering, at a price equal to the price per share paid by the underwriters to New Omaha in the 2020 offering (the “2020 share repurchase”). The 2020 share repurchase totaled $200 million and was funded with cash on hand. The repurchased shares were cancelled and no longer outstanding following the completion of the 2020 share repurchase. Prior to the 2020 offering, New Omaha owned approximately 16% of the Company’s outstanding shares of common stock, and immediately following the 2020 offering, New Omaha owned approximately 13% of such outstanding shares.

21. Business Segment Information
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment. The businesses in the Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. These solutions include point-of-sale merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; CaratSM, the Company’s omnichannel commerce ecosystem; Clover®, the Company’s cloud-based point-of-sale and business management platform; and Clover Connect, the Company’s independent software vendors platform. The Company distributes the products and services in the global Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of the Company’s other segments.
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

Operating results for each segment are presented below and include the results of First Data from July 29, 2019, the date of acquisition.

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
2021
Processing and services revenue	$5,560	$2,832	$4,883	$32	$13,307
Product revenue	919	190	950	860	2,919
Total revenue	6,479	3,022	5,833	892	16,226
Operating income (loss)	1,996	1,081	2,557	(3,346)	2,288
Capital expenditures, including capitalized software and other intangibles	314	222	272	352	1,160
Depreciation and amortization expense	245	226	254	2,523	3,248

2020
Processing and services revenue	$4,736	$2,714	$4,702	$63	$12,215
Product revenue	786	187	802	862	2,637
Total revenue	5,522	2,901	5,504	925	14,852
Operating income (loss) (1)	1,427	992	2,361	(2,928)	1,852
Capital expenditures, including capitalized software and other intangibles	227	183	242	248	900
Depreciation and amortization expense	239	202	248	2,568	3,257

2019
Processing and services revenue	$2,215	$2,737	$3,431	$190	$8,573
Product revenue	356	205	478	575	1,614
Total revenue	2,571	2,942	3,909	765	10,187
Operating income (loss)	764	885	1,658	(1,698)	1,609
Capital expenditures, including capitalized software and other intangibles	147	182	196	196	721
Depreciation and amortization expense	146	191	204	1,237	1,778

(1)Corporate and Other includes gains of $428 million from the sale of a 60% interest of the Company’s Investment Services business and $36 million on the dissolution of BAMS.

Fiserv, Inc.
Schedule II — Valuation and Qualifying Accounts
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2021
Deferred tax asset valuation allowance	$888	13	(127)	(2)	(77)	(2)	$697
Year ended December 31, 2020
Deferred tax asset valuation allowance	$1,145	6	64		(327)	(2)	$888
Year ended December 31, 2019
Deferred tax asset valuation allowance (1)	$101	8	1,036		—		$1,145

(1)Includes the valuation allowance adjustment associated with the acquisition of First Data.
(2)The decrease in the deferred tax asset valuation allowance is primarily due to subsidiary restructurings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Fiserv, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue – Refer to Note 1 and Note 3 to the consolidated financial statements
Critical Audit Matter Description
The Company generates revenue from the delivery of processing, service and product solutions. Revenue is measured based on consideration specified in a contract with a customer, and the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, which may be at a point in time or over time. The Company’s revenue consists of a significant volume of transactions sourced from multiple systems and applications. The processing of such transactions and recording of the majority of revenue is system-driven and based on contractual terms with customers. In addition, contract modifications occur when the Company and its customers agree to modify existing customer contracts to change the scope or price (or both) of the contract. Contract modifications also occur when a customer terminates some, or all, of the existing services provided by the Company, which may result in the customer paying a termination fee to the Company based upon the terms in the initial contract. When a contract modification occurs, it requires the Company to exercise judgment to determine if the modification should be accounted for as: (i) a separate contract, (ii) the termination of the original contract and creation of a new contract, or (iii) a cumulative catch-up adjustment to the original contract. Further, contract modifications require the identification and evaluation of the performance obligations of the modified contract, including the allocation of consideration to the remaining performance obligations and the period of recognition for each identified performance obligation.
We identified the complexity of revenue processing and revenue recognition, including customer contract modifications, as a critical audit matter because of the increased extent of effort and involvement of professionals in our firm having expertise in information technology (IT) to identify, test, and evaluate the Company's systems and automated controls and the management judgments necessary to determine the appropriate accounting. This required an increased extent of effort and a high degree of auditor judgment when performing audit procedures to evaluate whether revenue transactions were recognized appropriately.
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
Goodwill — Certain Reporting Units — Refer to Note 1 and Note 8 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using both a discounted cash flow model and a market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions, which include assumptions related to revenue growth rates and discount rates. The goodwill balance was $36,433 million as of December 31, 2021. For all reporting units, the fair values exceeded the carrying values and therefore, no impairment was recognized.
The three reporting units we identified as a critical audit matter have goodwill balances of $1,844 million, $1,602 million, and $7,652 million, respectively, and their fair values exceeded their carrying values as of the annual assessment, ranging between 8% and 21%. Revenue growth rates and discounts rates for these three reporting units are sensitive to significant and long-term deterioration in the macroeconomic environment, industry or market conditions.
We identified goodwill for these three reporting units as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of these reporting units and the sensitivity of operations to changes in the macroeconomic environment, industry or market conditions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having expertise in valuation, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue growth rates and selection of the discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue growth rates and the selection of discount rates for the three reporting units included the following, among others:
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
•With the assistance of professionals in our firm having expertise in valuation, we evaluated the discount rates including testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 24, 2022

We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
(c)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(d)Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Our independent registered public accounting firm, Deloitte & Touche LLP, assessed the effectiveness of our internal control over financial reporting and has issued their report as set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fiserv, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 24, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors – Who We Are,” “Our Board of Directors – How We Are Selected, Elected and Evaluated,” and “Our Board of Directors – How We Are Organized – Our Committees – Audit Committee” in our definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2021.
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
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to the information set forth under the captions “Our Board of Directors – How We Are Paid,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Pay Ratio” in our definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2021.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Our Shareholders – Common Stock Ownership” in our definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2021, is incorporated by reference herein.

Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2021.

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	8,387,513 (2)	61.69 (3)	27,547,435 (4)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total (5)	8,387,513 (2)	61.69 (3)	27,547,435 (4)
(1)Columns (a) and (c) of the table above do not include 4,286,216 unvested restricted stock units outstanding under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (the “Incentive Plan”) or 23,755,229 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan.
(2)Consists of options outstanding under the Incentive Plan; 1,089,148 shares subject to performance share units at the target award level under the Incentive Plan; and 230,524 shares subject to non-employee director deferred compensation notional units under the Incentive Plan.
(3)Represents the weighted-average exercise price of outstanding options under the Incentive Plan and does not take into account outstanding performance share units or non-employee director deferred compensation notional units under the Incentive Plan.
(4)Reflects the number of shares available for future issuance under the Incentive Plan.
(5)This table does not include 3,161,082 options outstanding under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (the “2007 First Data Plan”) and the First Data Corporation 2015 Omnibus Incentive Plan (the “2015 First Data Plan” and together with the 2007 First Data Plan, the “First Data Plans”) as of December 31, 2021 at a weighted-average exercise price of $44.43. We assumed the First Data Plans in connection with our acquisition of First Data Corporation on July 29, 2019 and converted certain outstanding First Data equity awards into corresponding equity awards relating to common stock of Fiserv, Inc. in accordance with an exchange ratio in the merger agreement as further described in Note 4 to the accompanying consolidated financial statements. This table also does not include 860,406 shares of restricted stock and restricted stock units outstanding under the 2015 First Data Plan, as of December 31, 2021. No additional equity awards will be made under the First Data Plans.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information set forth under the captions “Our Board of Directors – How We Are Organized – Our Independence,” and “Our Board of Directors – How We Govern – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2021.
Item 14.     Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information set forth under the captions “Independent Registered Public Accounting Firm and Fees” and “Audit Committee Pre-Approval Policy” in our definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2021.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.
Exhibits
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Description of Securities of the Registrant (3)
4.2	Third Amended and Restated Credit Agreement, dated as of September 19, 2018, among Fiserv, Inc. and the financial institutions party thereto (4)
4.3	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of February 6, 2019, among Fiserv, Inc. and the financial institutions party thereto (5)
4.4	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of February 15, 2019, among Fiserv, Inc. and the financial institutions party thereto (6)
4.5	Amendment No. 3 to Revolving Credit Agreement, dated as of July 26, 2019, among Fiserv, Inc. and the financial institutions party thereto (7)
4.6	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (8)
4.7	Tenth Supplemental Indenture, dated as of September 25, 2012, among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (9)
4.8	Thirteenth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association (10)
4.9	Fourteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, Inc. and U.S. Bank National Association (11)
4.10	Fifteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, Inc. and U.S. Bank National Association (11)
4.11	Sixteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (12)
4.12	Seventeenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (12)
4.13	Eighteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (12)
4.14	Nineteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (12)
4.15	Twentieth Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (13)
4.16	Twenty-First Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (13)
4.17	Twenty-Second Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (13)
4.18	Twenty-Third Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (13)
4.19	Twenty-Fourth Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (13)

4.20	Twenty-Fifth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (14)
4.21	Twenty-Sixth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (14)
4.22	Agency Agreement, dated as of July 1, 2019, by and among Fiserv, Inc., Elavon Financial Services DAC, UK Branch, and U.S. Bank National Association (13)
4.23	Shareholder Agreement, dated as of January 16, 2019, between Fiserv, Inc. and New Omaha Holdings L.P. (15)
4.24	Registration Rights Agreement, dated as of January 16, 2019, between Fiserv, Inc. and New Omaha Holdings L.P. (15)
4.25	Amendment to the Shareholder Agreement and Registration Rights Agreement, dated as of September 9, 2019, by and between New Omaha Holdings L.P. and Fiserv, Inc. (16)
4.26	Term Loan Credit Agreement, dated as of February 15, 2019, among Fiserv, Inc. and the financial institutions party thereto (6)
4.27	Amendment No. 1 to Term Loan Credit Agreement, dated as of July 26, 2019 (7)
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.
10.1	Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (17)*
Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan Forms of Award Agreements
10.2	- Form of Restricted Stock Unit Agreement (Non-Employee Director) (18)*
10.3	- Form of Restricted Stock Unit Agreement (Employee-E) (19)*
10.4	- Form of Restricted Stock Unit Agreement (Employee-SO) (3)*
10.5	- Form of Restricted Stock Unit Agreement (Employee-ST) (3)*
10.6	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director-LE) (18)*
10.7	- Form of First Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE) (20)*
10.8	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director - EE) (20)*
10.9	- Form of Second Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE/EE) (21)*
10.10	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director - N) (21)*
10.11	- Form of Stock Option Agreement (Employee-F) (19)*
10.12	- Form of Amendment to Stock Option Agreement (Employee-F) (22)*
10.13	- Form of Stock Option Agreement (Employee-E) (19)*
10.14	- Form of Stock Option Agreement (Employee-N) (19)*
10.15	- Form of Stock Option Agreement (Employee-SO) (3)*
10.16	- Form of Stock Option Agreement (Employee-ST) (3)*
10.17	- Form of Performance Share Unit Agreement (Employee-PR) (19)*
10.18	- Form of Performance Share Unit Agreement (Employee-E) (19)*
10.19	- Form of Performance Share Unit Agreement (Employee-SO) (23)*
10.20	- Form of Performance Share Unit Agreement (Employee-ST) (23)*
10.21	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (24)*
2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates Forms of Award Agreements
10.22	- Form of Stock Option Agreement for Executive Committee Members (25)*
10.23	- Form of Stock Option Agreement for U.S. Employees effective for grants in or after January 2014 (25)*
10.24	First Data Corporation 2015 Omnibus Incentive Plan (24)*
First Data Corporation 2015 Omnibus Incentive Plan Forms of Award Agreements
10.25	- Form of Option Agreement for Management Committee and Directors (25)*
10.26	- Form of Option Grant Notice and Option Grant Agreement (25)*

10.27	- Form of Restricted Stock Award Agreement (25)*
10.28	Fiserv, Inc. Executive Severance and Change of Control Policy, effective August 10, 2021 (26)*
10.29	Employment Agreement, dated January 16, 2019, between Fiserv, Inc. and Frank J. Bisignano (7)*
10.30	Amendment to Employment Agreement, dated as of May 7, 2020, between Fiserv, Inc. and Frank J. Bisignano (27)*
10.31	Termination Agreement and Amendment, dated August 10, 2021, between Fiserv, Inc. and Frank J. Bisignano (26)*
10.32	Sign-On Agreement for Suzan Kereere dated May 14, 2021 *+
10.33	Fiserv, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan (3)*
10.34	Form of Non-Employee Director Indemnity Agreement (28)
10.35	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (21)*
10.36	Non-Employee Director Compensation Schedule (23)*
10.37	Letter Agreement, dated February 18, 2022, by and between Fiserv, Inc. and ValueAct Capital Management, L.P. (2)
21.1	Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____
*    This exhibit is a management contract or compensatory plan or arrangement.
**    Filed with this Annual Report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iii) the Consolidated Balance Sheets at December 31, 2021 and 2020, (iv) the Consolidated Statements of Equity for the years ended December 31, 2021, 2020, and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, and (vi) Notes to Consolidated Financial Statements.
+    Portions of the exhibit have been omitted pursuant to SEC confidential treatment under 17 C.F.R. Section 229.601(b)(10)(iv).
(1)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 27, 2018, and incorporated herein by reference.
(2)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2022, and incorporated herein by reference.
(3)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2020, and incorporated herein by reference.
(4)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 20, 2018, and incorporated herein by reference.

(5)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 7, 2019, and incorporated herein by reference.
(6)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 21, 2019, and incorporated herein by reference.
(7)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 29, 2019, and incorporated herein by reference.
(8)Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333‑147309) filed on November 13, 2007, and incorporated herein by reference.
(9)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 25, 2012, and incorporated herein by reference.
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
(17)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2018, and incorporated herein by reference.
(18)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2012, and incorporated herein by reference.
(19)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 23, 2017, and incorporated herein by reference.
(20)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2017, and incorporated herein by reference.
(21)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2017, and incorporated herein by reference.
(22)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference.
(23)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 26, 2021, and incorporated herein by reference.
(24)Previously filed as an exhibit to the Company’s Post-Effective Amendment No. 1 on Form S-8 to the Form S-4 Registration Statement of Fiserv, Inc. filed July 29, 2019, and incorporated herein by reference.
(25)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019, and incorporated herein by reference.
(26)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 12, 2021, and incorporated herein by reference.

(27)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020, and incorporated herein by reference.

(28)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2022.

FISERV, INC.

By:	/s/ Frank J. Bisignano
Frank J. Bisignano
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

Name	Capacity

/s/ Denis J. O’Leary	Chairman of the Board
Denis J. O’Leary

/s/ Frank J. Bisignano	Director, President and Chief Executive Officer (Principal Executive Officer)
Frank J. Bisignano

/s/ Robert W. Hau	Chief Financial Officer (Principal Financial Officer)
Robert W. Hau

/s/ Kenneth F. Best	Chief Accounting Officer (Principal Accounting Officer)
Kenneth F. Best

/s/ Alison Davis	Director
Alison Davis

/s/ Henrique De Castro	Director
Henrique De Castro

/s/ Harry F. DiSimone	Director
Harry F. DiSimone

/s/ Dylan G. Haggart	Director
Dylan G. Haggart

/s/ Dennis F. Lynch	Director
Dennis F. Lynch

/s/ Wafaa Mamilli	Director
Wafaa Mamilli

/s/ Heidi G. Miller	Director
Heidi G. Miller

/s/ Scott C. Nuttall	Director
Scott C. Nuttall

/s/ Doyle R. Simons	Director
Doyle R. Simons

/s/ Kevin M. Warren	Director
Kevin M. Warren