Form 10-Q
period 2022-03-31
FISERV INC
filed 2022-04-28
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2022, there were 646,394,065 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Processing and services (1)	$3,364	$3,054
Product	774	701
Total revenue	4,138	3,755
Expenses:
Cost of processing and services	1,436	1,397
Cost of product	536	510
Selling, general and administrative	1,467	1,373
Gain on sale of assets	(147)	—
Total expenses	3,292	3,280
Operating income	846	475
Interest expense, net	(168)	(176)
Other (expense) income	(4)	21
Income before income taxes and income from investments in unconsolidated affiliates	674	320
Income tax provision	(98)	(18)
Income from investments in unconsolidated affiliates	106	16
Net income	682	318
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	13	14
Net income attributable to Fiserv, Inc.	$669	$304

Net income attributable to Fiserv, Inc. per share – basic	$1.03	$0.45
Net income attributable to Fiserv, Inc. per share – diluted	$1.02	$0.45

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	650.8	668.6
Diluted	657.2	679.9
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $51 million and $58 million for the three months ended March 31, 2022 and 2021, respectively (see Note 18).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$682	$318
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges, net of income tax benefit (provision) of $0 million and ($0 million)	(1)	1
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax provision of $0 million and $0 million	(1)	(2)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense, net of income tax benefit of $1 million and $1 million	4	4
Unrealized (loss) gain on defined benefit pension plans, net of income tax benefit (provision) of $0 million and ($0 million)	(1)	1
Foreign currency translation, net of income tax (see Note 12)	87	(162)
Total other comprehensive income (loss)	88	(158)
Comprehensive income	$770	$160
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	13	14
Plus: other comprehensive loss attributable to noncontrolling interests	(17)	(9)
Comprehensive income attributable to Fiserv, Inc.	$774	$155
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$863	$835
Trade accounts receivable, less allowance for doubtful accounts	2,911	2,860
Prepaid expenses and other current assets	1,429	1,523
Settlement assets	13,240	13,652
Total current assets	18,443	18,870
Property and equipment, net	1,729	1,742
Customer relationships, net	9,482	9,991
Other intangible assets, net	3,960	4,018
Goodwill	36,538	36,433
Contract costs, net	840	811
Investments in unconsolidated affiliates	2,579	2,561
Other long-term assets	1,899	1,823
Total assets	$75,470	$76,249
Liabilities and Equity
Accounts payable and accrued expenses	$3,327	$3,550
Short-term and current maturities of long-term debt	552	508
Contract liabilities	611	585
Settlement obligations	13,240	13,652
Total current liabilities	17,730	18,295
Long-term debt	20,518	20,729
Deferred income taxes	3,983	4,172
Long-term contract liabilities	230	225
Other long-term liabilities	867	878
Total liabilities	43,328	44,299
Commitments and Contingencies (see Note 17)
Redeemable Noncontrolling Interests	164	278
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	22,950	22,983
Accumulated other comprehensive loss	(640)	(745)
Retained earnings	15,515	14,846
Treasury stock, at cost, 137 million and 134 million shares	(6,561)	(6,140)
Total Fiserv, Inc. shareholders’ equity	31,272	30,952
Noncontrolling interests	706	720
Total equity	31,978	31,672
Total liabilities and equity	$75,470	$76,249
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows (1)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$682	$318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	313	276
Amortization of acquisition-related intangible assets	486	521
Amortization of financing costs and debt discounts	11	13
Share-based compensation	61	66
Deferred income taxes	(183)	(70)
Gain on sale of assets	(147)	—
Income from investments in unconsolidated affiliates	(106)	(16)
Distributions from unconsolidated affiliates	19	3
Non-cash impairment charges	—	6
Other operating activities	3	(18)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(60)	(129)
Prepaid expenses and other assets	(130)	(39)
Contract costs	(88)	(92)
Accounts payable and other liabilities	(78)	102
Contract liabilities	32	11
Net cash provided by operating activities	815	952
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(331)	(234)
Proceeds from sale of assets	175	—
Payments for acquisition of businesses, net of cash acquired	—	(281)
Distributions from unconsolidated affiliates	61	32
Purchases of investments	(8)	(227)
Proceeds from sale of investments	3	2
Net cash used in investing activities	(100)	(708)
Cash flows from financing activities:
Debt proceeds	705	2,182
Debt repayments	(1,086)	(1,725)
Net proceeds from (repayments of) commercial paper and short-term borrowings	218	(56)
Proceeds from issuance of treasury stock	43	43
Purchases of treasury stock, including employee shares withheld for tax obligations	(544)	(742)
Settlement activity, net	(400)	(82)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(13)	(10)
Other financing activities	—	(3)
Net cash used in financing activities	(1,077)	(393)
Effect of exchange rate changes on cash and cash equivalents	(10)	(8)
Net change in cash and cash equivalents	(372)	(157)
Cash and cash equivalents, beginning balance	3,205	2,569
Cash and cash equivalents, ending balance	$2,833	$2,412
(1)     The company revised, for comparable purposes with the current period’s presentation, the consolidated statement of cash flows presentation for the three months ended March 31, 2021 to include cash and cash equivalents within settlement assets as a component of total cash and cash equivalents. Additional information is included in Note 1.
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is typically established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within income from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest of between 20% and 50%; however, for partnerships and limited liability companies, an ownership interest of between 3% and 50% or board of director representation may also constitute significant influence.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The Company continues to assess the impact of the COVID-19 pandemic on its consolidated financial statements and has determined that there have been no material changes to date as a result of the COVID-19 pandemic on the estimates and assumptions made by management. The Company will continue to monitor developments related to the COVID-19 pandemic; however, the extent to which the COVID-19 pandemic may impact the Company's future operational and financial performance remains uncertain and difficult to predict.
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

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows at:

(In millions)	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents on the consolidated balance sheets	$863	$835	$831
Cash and cash equivalents included in settlement assets	1,961	2,361	1,568
Other restricted cash	9	9	13
Total cash and cash equivalents on the consolidated statements of cash flows	$2,833	$3,205	$2,412

The Company revised the consolidated statement of cash flows for the three months ended March 31, 2021 to reflect settlement cash and cash equivalents within settlement assets as a component of total cash and cash equivalents on the consolidated statement of cash flows. The changes in settlement cash and cash equivalents for the three months ended March 31, 2022 and 2021 of ($400) million and ($82) million, respectively, have been included in settlement activity, net within cash flows from financing activities.
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $47 million and $55 million at March 31, 2022 and December 31, 2021, respectively.
Settlement Assets and Obligations
Settlement assets and obligations result from timing differences between collection and fulfillment of payment transactions and collateral amounts held to manage merchant credit risk, primarily associated with the Company’s merchant acquiring services. Settlement assets represent cash received or amounts receivable from agents, payment networks, bank partners, merchants or directly from consumers. Settlement obligations represent amounts payable to merchants and payees. Certain merchant settlement asset receivables that relate to settlement obligations are held by partner banks to which the Company does not have legal ownership but has the right to use the assets to satisfy the related settlement obligations. The Company records settlement obligations for amounts payable to merchants and for outstanding payment instruments issued to payees that have not yet been presented for settlement.
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. Collateral held by the Company, or funds held by partner banks for the Company’s benefit, is classified within settlement assets and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences some level of losses due to merchant defaults.
The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $8 million and $22 million for the three months ended March 31, 2022 and 2021, respectively. The amount of collateral available to the Company was $2.0 billion and $2.2 billion at March 31, 2022 and December 31, 2021, respectively. The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other relevant factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $29 million and $42 million at March 31, 2022 and December 31, 2021, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s reportable segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2021 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the interest rate environment, the economic impact of the COVID-19 pandemic or changes in significant assumptions used in the quantitative test on certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through March 31, 2022.
Other Investments
The Company maintains investments, of which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $117 million and $113 million at March 31, 2022 and December 31, 2021, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other (expense) income in the consolidated statements of income for the period. During the three months ended March 31, 2021, the Company remeasured its equity interest in Ondot Systems, Inc. (“Ondot”) to fair value upon acquiring a remaining ownership interest, resulting in the recognition of a pre-tax gain of $12 million (see Note 4). Other adjustments made to the values recorded for certain equity securities and gains and losses from sales of equity securities during the three months ended March 31, 2022 and 2021, were not significant.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended March 31,
(In millions)	2022	2021
Interest expense	$171	$177
Interest income	3	1
Interest expense, net	$168	$176

2. Recent Accounting Pronouncements
In 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”), which requires that an entity provide certain disclosures in its annual financial statements about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for all business entities for annual periods beginning after December 15, 2021 and may be applied either prospectively or retrospectively to the transactions reflected in the financial statements at the date of initial application. The Company will adopt the additional disclosures prospectively to the transactions reflected in its consolidated financial statements for the year ending December 31, 2022.
In 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Generally, this should result in recognition and measurement of contract assets and contract liabilities at carryover value consistent with how they were recognized and measured in the acquiree’s financial statements, providing consistent recognition and enhanced comparability with revenue contracts with customers not acquired in a business combination. Prior to adoption of ASU 2021-08, an acquirer generally recognized contract assets and contract liabilities acquired in a business combination at fair value on the acquisition date. For public entities, ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Entities are required to apply a prospective transition approach upon adoption, unless early adoption occurs in an interim period. The Company adopted ASU 2021-08 effective January 1, 2022, with prospective application to business combinations occurring after adoption.
In 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments (“ASU 2021-05”), which amends the lease classification requirements for lessors with certain leases containing variable payments. A lessor is to classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. For public entities, ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. Entities that have adopted ASC Topic 842 prior to the issuance of ASU 2021-05 may apply this update either retrospectively to leases that commenced or were modified on or after the adoption of ASC Topic 842 or prospectively to leases that commence or are modified on or after the date the entity first applies ASU 2021-05. The Company adopted ASU 2021-05 effective January 1, 2022, with prospective application to leases commencing or modified thereafter, and the adoption did not have a material impact on its consolidated financial statements.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment. Additional information regarding the Company’s business segments is included in Note 19. The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated outside the U.S. comprising approximately 14% and 13% of total revenue in the three months ended March 31, 2022 and 2021.

(In millions)	Reportable Segments
Three Months Ended March 31, 2022	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,403	$405	$1,113	$6	$2,927
Hardware, print and card production	225	9	236	—	470
Professional services	5	116	62	—	183
Software maintenance	—	138	6	—	144
License and termination fees	14	48	26	—	88
Output solutions postage	—	—	—	239	239
Other	6	62	19	—	87
Total revenue	$1,653	$778	$1,462	$245	$4,138

(In millions)	Reportable Segments
Three Months Ended March 31, 2021	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,178	$378	$1,077	$12	$2,645
Hardware, print and card production	190	11	232	—	433
Professional services	9	111	63	—	183
Software maintenance	—	139	2	—	141
License and termination fees	10	38	13	—	61
Output solutions postage	—	—	—	205	205
Other	10	59	18	—	87
Total revenue	$1,397	$736	$1,405	$217	$3,755

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	March 31, 2022	December 31, 2021
Contract assets	$566	$541
Contract liabilities	841	810

Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $203 million of revenue during the three months ended March 31, 2022 that was included in the contract liability balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at March 31, 2022:

(In millions)
Year Ending December 31,
Remainder of 2022	$1,641
2023	1,911
2024	1,541
2025	1,080
Thereafter	1,528

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

4. Acquisitions
Acquisitions were accounted for as business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Purchase price was allocated to the respective assets acquired and liabilities assumed based on the estimated fair values at the date of acquisitions.
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
During the three months ended March 31, 2022, the Company identified and recorded measurement period adjustments to the preliminary BentoBox purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $65 million, with offsetting amounts to the change in goodwill attributable to a decrease in identifiable intangible assets, including acquired software and technology. Such measurement period adjustments did not have a material impact on the Company’s consolidated statements of income. The updated preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets of approximately $52 million, goodwill of approximately $269 million and other net assets of approximately $20 million. The allocation of the purchase price is preliminary and subject to further adjustment, pending additional analysis and final completion of valuations. Goodwill, not expected to be deductible for tax purposes, is primarily attributed to the anticipated value created by the enhanced strength of the Company’s omnichannel platform to drive increased operational efficiencies for restaurants, enabling operators to deliver seamless and distinct hospitality experiences for their diners.
The preliminary amounts allocated to identifiable intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$25	6 years
Customer relationships and other	27	4 years
Total	$52	5 years

The results of operations for BentoBox are included in the consolidated results of the Company from the date of acquisition. Pro forma information for this acquisition is not provided because it did not have a material effect on the Company’s consolidated results of operations.
Acquisition of Pineapple Payments
On May 4, 2021, the Company acquired Pineapple Payments Holdings, LLC (“Pineapple Payments”), an independent sales organization that provides payment processing, proprietary technology, and payment acceptance solutions for merchants, for $207 million, net of $6 million of acquired cash, and including earn-out provisions estimated at a fair value of $30 million. Pineapple Payments is included within the Acceptance segment, and expands the reach of the Company’s payment solutions through its technology- and relationship-led distribution channels.
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
Acquisition of Ondot
On January 22, 2021, the Company acquired a remaining ownership interest in Ondot, a digital experience platform provider for financial institutions, for $271 million, net of $13 million of acquired cash and cash equivalents. The Company previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $12 million included within other (expense) income in the consolidated statement of income during the three months ended March 31, 2021. Ondot is included within the Payments segment and further expands the Company’s digital capabilities, enhancing its suite of integrated payments, banking and merchant solutions.
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

Other Acquisitions
On November 15, 2021, the Company acquired a remaining ownership interest in NetPay Solutions Group (“NetPay”), a multi-channel payment service provider offering a range of capabilities around onboarding, customer lifecycle, risk management and settlement to businesses of all sizes. The Company previously held a 40% noncontrolling interest in NetPay, which was accounted for under the equity method and approximated acquisition-date fair value. NetPay is included within the Acceptance segment and further expands the Company’s merchant services business. On October 1, 2021, the Company acquired Integrity Payments, LLC (“AIP”), an independent sales organization that promotes payment processing services for merchants, which is included within the Acceptance segment. On June 14, 2021, the Company acquired Spend Labs Inc. (“SpendLabs”), a mobile-native, cloud-based software provider of commercial card payment solutions. SpendLabs is included within the Payments segment and further expands the Company’s digital capabilities across mobile and desktop devices for small and mid-sized businesses. On March 1, 2021, the Company acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions. Radius8 is included within the Acceptance segment and enhances the Company’s ability to help merchants increase sales, expand mobile application registration and improve one-to-one target marketing. The Company acquired these businesses for an aggregate purchase price of $87 million, net of the fair value of the Company’s previously held non-controlling interest in NetPay of $14 million and including earn-out provisions estimated at a fair value of $4 million (see Note 7). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets totaling $47 million, goodwill of $61 million and net assumed liabilities of $7 million. The purchase price allocation for the Radius8 acquisition was finalized in the third quarter of 2021 and for SpendLabs in the fourth quarter of 2021. The purchase price allocations for the NetPay and AIP acquisitions were finalized in the first quarter of 2022. Measurement period adjustments did not have a material impact on the consolidated statements of income. Goodwill, of which $14 million is deductible for tax purposes, is primarily attributed to synergies, the anticipated value created by advancing digital capabilities to the Company’s clients, and selling the Company’s products and services to the acquired businesses’ existing client base.
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
On April 1, 2022, the Company acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector, for approximately $650 million. This acquisition, to be included within the Fintech segment, is expected to advance the Company’s digital banking strategy, expanding its account processing, digital, and payments solutions, and position the Company as a partner for clients looking to scale, accelerate and expand the digital banking experiences they deliver to their customers. The Company expects to recognize a pre-tax gain of approximately $110 million on the remeasurement of its previously held equity interest to its acquisition-date fair value in the second quarter of 2022.

5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2022
Customer relationships	$14,873	$5,391	$9,482
Acquired software and technology	2,415	982	1,433
Trade names	617	244	373
Purchased software	1,160	498	662
Capitalized software and other intangibles	2,056	564	1,492
Total	$21,121	$7,679	$13,442

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2021
Customer relationships	$15,103	$5,112	$9,991
Acquired software and technology	2,522	901	1,621
Trade names	612	228	384
Purchased software	1,133	479	654
Capitalized software and other intangibles	1,879	520	1,359
Total	$21,249	$7,240	$14,009

Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Amortization expense	$625	$642

6. Investments in Unconsolidated Affiliates
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
The Company maintains noncontrolling ownership interests in defi SOLUTIONS Group, LLC and Sagent M&C, LLC (collectively the “Lending Joint Ventures”), respectively, which are accounted for using the equity method of accounting. In March 2022, Sagent M&C, LLC (“Sagent”) completed a transaction with a third party for the contribution from and the sale by such third party to Sagent of certain intangible and tangible personal property rights, resulting in a dilution of the Company’s ownership interest in Sagent. As a result of the transaction, the Company recognized a pre-tax gain of $80 million within income from investments in unconsolidated affiliates, with related tax expense of $19 million recorded through the income tax provision, in the consolidated statement of income during the three months ended March 31, 2022. The Company’s remaining noncontrolling ownership interest in Sagent will continue to be accounted for as an equity method investment.
The Lending Joint ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $360 million in senior unsecured debt and variable-rate revolving credit facilities with an aggregate borrowing capacity of $45 million with a syndicate of banks, which mature in March 2023. Outstanding borrowings on the revolving credit facilities at March 31, 2022 were $22 million. The Company has guaranteed this debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. In April 2022, the Lending Joint Ventures amended their respective term loans and revolving credit facilities. See Note 7 for additional information.
The Company previously maintained a noncontrolling interest in Tegra118, LLC (“Tegra118”) which was accounted for using the equity method of accounting. In February 2021, Tegra118 completed a merger with a third party, resulting in a dilution of the Company’s ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud Holdings, LLC (“InvestCloud”). In connection with the transaction, the Company made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million within income from investments in unconsolidated affiliates, with related tax expense of $6 million recorded through the income tax provision, in the consolidated statement of income during the three months ended March 31, 2021. The Company’s remaining 24% ownership interest in InvestCloud was accounted for as an equity method investment through June 2021, the date on which the Company subsequently sold its entire remaining ownership interest in InvestCloud. The Company continues to provide various technical and data center related services under the terms of a pre-existing transition services agreement with InvestCloud.
7. Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	March 31, 2022	December 31, 2021
Assets
Cash flow hedges	Prepaid expenses and other current assets	Level 2	$4	$6
Liabilities
Contingent consideration	Accounts payable and accrued expenses	Level 3	$2	$2
Contingent consideration	Other long-term liabilities	Level 3	2	32
Contingent debt guarantee	Accounts payable and accrued expenses	Level 3	3	4

The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, debt associated with the receivables securitization agreement, term loan credit agreement, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $20.3 billion and $21.8 billion at March 31, 2022 and December 31, 2021, respectively, and the carrying value was $20.3 billion and $20.4 billion at March 31, 2022 and December 31, 2021, respectively.
The Company maintains a liability for its non-contingent obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures (see Note 6), which is reported within accounts payable and accrued expenses in the consolidated balance sheets at March 31, 2022 and December 31, 2021. The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $8 million and $10 million approximates the fair value at March 31, 2022 and December 31, 2021, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term. In addition, the Company maintains a contingent liability ($3 million and $4 million at March 31, 2022 and December 31, 2021, respectively, as reported within accounts payable and accrued expenses in the consolidated balance sheets), representing the current expected credit losses to which the Company is exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs (Level 3 of the fair value hierarchy). The Company recognized $3 million during each of the three months ended March 31, 2022 and 2021, respectively, within other income in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the joint ventures. In April 2022, the Lending Joint Ventures amended their respective term loans and revolving credit facilities, increasing aggregate borrowing capacity by $75 million and extending the maturity to April 2027. The Company has elected to guarantee this incremental indebtedness, for a defined fee, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. The Company has not made any payments under the guarantees, nor has it been called upon to do so.
In addition, certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use (“ROU”) assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Trade accounts payable	$439	$593
Client deposits	806	783
Accrued compensation and benefits	297	392
Accrued taxes	227	154
Accrued interest	198	216
Other accrued expenses	1,360	1,412
Total	$3,327	$3,550

9. Debt
The Company’s debt consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Short-term and current maturities of long-term debt:
Foreign lines of credit	$261	$240
Finance lease and other financing obligations	291	268
Total short-term and current maturities of long-term debt	$552	$508

Long-term debt:
3.500% senior notes due October 2022	$700	$700
0.375% senior notes due July 2023 (Euro-denominated)	555	566
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	687	705
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	555	566
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	555	566
3.000% senior notes due July 2031 (British Pound-denominated)	687	705
4.400% senior notes due July 2049	2,000	2,000
U.S. commercial paper notes	685	916
Euro commercial paper notes	1,165	905
Revolving credit facility	—	97
Receivable securitized loan	483	500
Term loan facility	200	200
Unamortized discount and deferred financing costs	(119)	(125)
Finance lease and other financing obligations	465	528
Total long-term debt	$20,518	$20,729

The Company was in compliance with all financial debt covenants during the first three months of 2022. The Company maintains an amended and restated revolving credit facility, which matures in September 2023, with aggregate commitments available for $3.5 billion of total capacity. At March 31, 2022, the 3.50% senior notes due in October 2022 and the receivable securitized loan due in July 2022 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $685 million and $916 million at March 31, 2022 and December 31, 2021, respectively, with weighted average interest rates of 0.749% and 0.295%, respectively. Outstanding borrowings under the Euro program were $1.2 billion and $905 million at March 31, 2022 and December 31, 2021, respectively, with weighted average interest rates of (0.302)% and (0.420)%, respectively. The Company intends to maintain available capacity under its revolving credit facility in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.

10. Redeemable Noncontrolling Interests
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
In September 2021, the Company and a joint venture minority partner mutually agreed to terminate one of the Company’s merchant alliance joint ventures. In conjunction with this agreement, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture. Upon termination of the joint venture effective March 2, 2022, the Company received proceeds of $175 million from the sale of certain merchant contracts of the joint venture, resulting in the recognition of a pre-tax gain of $147 million within gain on sale of assets, with related tax expense of $9 million recorded through the income tax provision, in the consolidated statement of income during the three months ended March 31, 2022.
The following table presents a summary of the redeemable noncontrolling interests activity during the three months ended March 31:

(In millions)	2022	2021
Balance at beginning of period	$278	$259
Distributions paid to redeemable noncontrolling interests	(13)	(10)
Share of income	10	10
Derecognition of redeemable noncontrolling interest	(111)	—
Balance at end of period	$164	$259

11. Equity
The following tables provide changes in equity during the three months ended March 31, 2022 and 2021:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2022	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	784	134	$8	$22,983	$(745)	$14,846	$(6,140)	$720	$31,672
Net income (1)						669		3	672
Other comprehensive income (loss)					105			(17)	88
Share-based compensation				61					61
Shares issued under stock plans		(2)		(94)			79		(15)
Purchases of treasury stock		5					(500)		(500)
Balance at March 31, 2022	784	137	$8	$22,950	$(640)	$15,515	$(6,561)	$706	$31,978

(1)The total net income presented in equity for the three months ended March 31, 2022 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $10 million not included in equity.

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
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Three Months Ended March 31, 2022
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2021	$(107)	$(676)	$38	$(745)
Other comprehensive income (loss) before reclassifications	(1)	104	(1)	102
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income (loss)	2	104	(1)	105
Balance at March 31, 2022	$(105)	$(572)	$37	$(640)

	Three Months Ended March 31, 2021
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2020	$(121)	$(254)	$(12)	$(387)
Other comprehensive income (loss) before reclassifications	1	(153)	1	(151)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income (loss)	3	(153)	1	(149)
Balance at March 31, 2021	$(118)	$(407)	$(11)	$(536)

The Company has entered into forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $317 million and $341 million, and the fair value totaling $4 million and $6 million is reported primarily within prepaid expenses and other current assets in the consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2022, the Company estimates that it will recognize gains of approximately $3 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.

The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation (“First Data”) and its subsidiaries. In June 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecasted interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $142 million and $145 million at March 31, 2022 and December 31, 2021, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2022, the Company estimates that it will recognize approximately $18 million in interest expense, net during the next twelve months related to settled interest rate hedge contracts.
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses its foreign currency-denominated debt as an economic hedge of its net investments in such foreign currency-denominated subsidiaries. The Company has designated its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income and will remain in accumulated other comprehensive loss in the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries. The Company recorded foreign currency translation gains of $67 million, net of income tax provision of $22 million, during the three months ended March 31, 2022, and $32 million during the three months ended March 31, 2021, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes and commercial paper notes.
13. Share-Based Compensation
The Company recognized $61 million and $66 million of share-based compensation expense during the three months ended March 31, 2022 and 2021, respectively. The Company's share-based compensation awards are typically granted in the first quarter of the year, and may also occur throughout the year in conjunction with acquisitions of businesses. At March 31, 2022, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and awards and performance share units, net of estimated forfeitures, of $519 million is expected to be recognized over a weighted-average period of 2.3 years. During the three months ended March 31, 2022 and 2021, stock options to purchase 0.6 million and 1.6 million shares, respectively, were exercised.
A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2021	10,229	$56.36
Granted	—	—
Forfeited	(85)	111.67
Exercised	(639)	49.95
Stock options outstanding - March 31, 2022	9,505	$56.29	4.00	$444
Stock options exercisable - March 31, 2022	8,725	$51.38	3.63	$443

A summary of restricted stock unit, restricted stock award and performance share unit activity is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2021	5,074	$101.09	1,392	$96.32
Granted	3,125	92.99	285	96.91
Forfeited	(204)	106.39	(45)	103.34
Vested	(1,541)	102.28	—	—
Units and awards - March 31, 2022	6,454	$96.69	1,632	$96.49

14. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Income tax provision	$98	$18
Effective income tax rate	14.5%	5.6%

The income tax provision as a percentage of income before income taxes and income from investments in unconsolidated affiliates was 14.5% and 5.6% for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rates for both the three months ended March 31, 2022 and 2021 include discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $112 million at March 31, 2022. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $7 million over the next twelve months as a result of possible closure of tax audits, potential audit settlements, and the lapse of the statutes of limitation in various jurisdictions.
As of March 31, 2022, the Company’s U.S. federal income tax return for 2021, and tax returns in certain states and foreign jurisdictions for 2013 through 2021, remain subject to examination by taxing authorities.
15. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	650.8	668.6
Common stock equivalents	6.4	11.3
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	657.2	679.9

For the three months ended March 31, 2022 and 2021, stock options for 2.0 million and 1.4 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.

16. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
(In millions)	2022	2021
Interest paid	$178	$176
Income taxes paid	43	15
Treasury stock purchases settled after the balance sheet date	14	—
Distribution of nonmonetary assets (see Note 10)	111	—
Software obtained under financing arrangements	52	67
Right-of-use assets obtained in exchange for lease liabilities - operating leases	27	5
Right-of-use assets obtained in exchange for lease liabilities - finance leases	16	78

17. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained accruals of $31 million and $32 million at March 31, 2022 and December 31, 2021, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $50 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $947 million and $1.6 billion at March 31, 2022 and December 31, 2021, respectively.
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
18. Related Party Transactions
Merchant Alliances
The Company maintains ownership interests in various merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance primarily based on contractual pricing.
A significant portion of the Company’s business is conducted through merchant alliances between the Company and financial institutions. To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence but not control in an alliance, the Company uses the equity method of accounting to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $47 million and $45 million for the three months ended March 31, 2022 and 2021, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company had $41 million and $36 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures accounted for under the equity method. Amounts transacted through these agreements, including with InvestCloud through June 2021, totaled $5 million and $13 million during the three months ended March 31, 2022 and 2021, respectively, and were primarily recognized as processing and services revenue in the consolidated statements of income.
19. Business Segment Information
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment. The businesses in the Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. These solutions include point-of-sale merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; CaratSM, the Company’s omnichannel commerce ecosystem; Clover®, the Company’s cloud-based point-of-sale and business management platform; and Clover Connect, the Company’s independent software vendor platform. The Company distributes the products and services in the global Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of the Company’s other segments.
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
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as gains or losses on sales of businesses, certain assets or investments, costs associated with acquisition and divestiture activity, certain transition services revenue associated with various dispositions, and the Company’s Output Solutions postage reimbursements.

Revenue and operating income (loss) for each reportable segment were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended March 31, 2022
Processing and services revenue	$1,410	$735	$1,215	$4	$3,364
Product revenue	243	43	247	241	774
Total revenue	$1,653	$778	$1,462	$245	$4,138
Operating income (loss)	$470	$275	$618	$(517)	$846
Three Months Ended March 31, 2021
Processing and services revenue	$1,189	$689	$1,164	$12	$3,054
Product revenue	208	47	241	205	701
Total revenue	$1,397	$736	$1,405	$217	$3,755
Operating income (loss)	$387	$246	$578	$(736)	$475

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following, many of which may continue to be amplified by the COVID-19 pandemic: the duration and intensity of the COVID-19 pandemic, including how quickly the global economy recovers from the impact of the pandemic; governmental and private sector responses to the COVID-19 pandemic and the impact of such responses on us; the impact of the COVID-19 pandemic on our employees, clients, vendors, supply chain, operations and sales; our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; the failure of our vendors and merchants to satisfy their obligations; the successful management of credit and fraud risks in our business and merchant alliances; changes in local, regional, national and international economic or political conditions and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors included in "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
•Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2021 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2022 to the comparable period in 2021.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at March 31, 2022.

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
The businesses in our Acceptance segment provide a wide range of commerce-enabling solutions to merchants of all sizes and types around the world. These solutions include POS merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; CaratSM, our omnichannel commerce ecosystem; Clover, our cloud-based POS and business management platform, which includes a marketplace for proprietary and third-party business applications; and Clover Connect, our independent software vendor (“ISV”) platform. We distribute the products and services in the global Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions, and other strategic partners in the form of joint venture alliances, revenue sharing alliances, and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of our other segments.
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
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when we evaluate segment performance, such as gains or losses on sales of businesses, certain assets or investments, costs associated with acquisition and divestiture activity, certain transition services revenue associated with various dispositions, and our Output Solutions postage reimbursements.
Acquisitions
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
On November 22, 2021, we acquired BentoBox CMS, Inc. (“BentoBox”), a digital marketing and commerce platform that helps restaurants connect with their guests. BentoBox is included within the Acceptance segment and further expands our Clover dining solutions and commerce and business management capabilities. On November 15, 2021, we acquired a remaining ownership interest in NetPay Solutions Group (“NetPay”), a multi-channel payment service provider offering a range of capabilities around onboarding, customer lifecycle, risk management and settlement to businesses of all sizes. We previously held a noncontrolling equity interest in NetPay, which was accounted for under the equity method. NetPay is included within the Acceptance segment and further expands our merchant services business. On October 1, 2021, we acquired Integrity Payments, LLC (“AIP”), an independent sales organization (“ISO”) that promotes payment processing services for merchants and is included within the Acceptance segment. On June 14, 2021, we acquired Spend Labs Inc. (“SpendLabs”), a mobile-native, cloud-based software provider of commercial card payment solutions. SpendLabs is included within the Payments segment and further expands our digital capabilities across mobile and desktop devices for small and mid-sized businesses. On May 4, 2021, we acquired Pineapple Payments Holdings, LLC (“Pineapple Payments”), an ISO that provides payment processing, proprietary technology, and payment acceptance solutions for merchants. Pineapple Payments is included within the Acceptance segment and expands the reach of our payment solutions through its technology- and relationship-led distribution channels. On March 1, 2021, we acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions. Radius8 is included within the Acceptance segment and enhances our ability to help merchants increase sales, expand mobile application registration and improve one-to-one target marketing. On January 22, 2021, we acquired a remaining ownership interest in Ondot Systems, Inc. (“Ondot”), a digital experience platform provider for financial institutions. We previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. Ondot is included within the Payments segment and further expands our digital capabilities, enhancing our suite of integrated payments, banking and merchant solutions. We acquired these businesses for an aggregate purchase price of approximately $882 million, net of $43 million of acquired cash and the fair value of our previously held equity interests of $36 million, and including earn-out provisions estimated at an aggregate fair value of $34 million. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
On April 1, 2022, we acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector, for approximately $650 million. This acquisition, to be included within our Fintech segment, is expected to advance our digital banking strategy, expanding our account processing, digital, and payments solutions, and position us as a partner for clients looking to scale, accelerate and expand the digital banking experiences they deliver to their customers.
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
Recent Market Conditions
Since early 2020, the world has been, and continues to be, impacted by the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic, and various measures imposed by the governments of many countries, states, cities and other geographic regions to prevent its spread, have negatively impacted, and may continue to negatively impact, global economic and market conditions, including levels of consumer and business spending. The environment surrounding COVID-19 and countermeasures taken to reduce its spread may impact our future performance and remains difficult to predict.
Beginning in 2021, we began observing increasing shortages and delays in the global supply chain for components and inputs necessary to our businesses, such as semiconductors, paper and plastic, and may experience difficulty procuring those components and inputs in the future on a timely basis or at historical prices.
Changes in Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended March 31,
	2022	2021	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2022	2021	$	%
Revenue:
Processing and services	$3,364	$3,054	81.3%	81.3%	$310	10%
Product	774	701	18.7%	18.7%	73	10%
Total revenue	4,138	3,755	100.0%	100.0%	383	10%
Expenses:
Cost of processing and services	1,436	1,397	42.7%	45.7%	39	3%
Cost of product	536	510	69.3%	72.8%	26	5%
Sub-total	1,972	1,907	47.7%	50.8%	65	3%
Selling, general and administrative	1,467	1,373	35.5%	36.6%	94	7%
Gain on sale of assets	(147)	—	(3.6)%	—%	(147)	n/m
Total expenses	3,292	3,280	79.6%	87.4%	12	—%
Operating income	846	475	20.5%	12.6%	371	78%
Interest expense, net	(168)	(176)	(4.1)%	(4.7)%	(8)	(5)%
Other (expense) income	(4)	21	(0.1)%	0.6%	(25)	n/m
Income before income taxes and income from investments in unconsolidated affiliates	674	320	16.3%	8.5%	354	111%
Income tax provision	(98)	(18)	(2.4)%	(0.5)%	80	n/m
Income from investments in unconsolidated affiliates	106	16	2.6%	0.4%	90	n/m
Net income	682	318	16.5%	8.5%	364	114%
Less: net income attributable to noncontrolling interests	13	14	0.3%	0.4%	(1)	(7)%
Net income attributable to Fiserv, Inc.	$669	$304	16.2%	8.1%	$365	120%

(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2022	$1,653		$778		$1,462		$245	$4,138
2021	1,397		736		1,405		217	3,755
Revenue growth	$256		$42		$57		$28	$383
Revenue growth percentage	18%		6%		4%			10%
Operating income (loss):
2022	$470		$275		$618		$(517)	$846
2021	387		246		578		(736)	475
Operating income growth	$83		$29		$40		$219	$371
Operating income growth percentage	21%		12%		7%			78%
Operating margin:
2022	28.4%		35.4%		42.3%			20.5%
2021	27.7%		33.4%		41.1%			12.6%
Operating margin growth (1)	70	bps	200	bps	120	bps		790	bps

(1)Represents the basis point growth or decline in operating margin.

Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $383 million, or 10%, in the first quarter of 2022 compared to 2021. The revenue increase was driven by higher processing volumes and product sales across all of our business segments.
Revenue in our Acceptance segment increased $256 million, or 18%, in the first quarter of 2022 compared to 2021. The revenue increase was driven by higher global merchant acquiring payment and transaction volumes including an increase in global accounts and locations, from small and mid-sized businesses to enterprise merchants and independent software vendors.
Revenue in our Fintech segment increased $42 million, or 6%, in the first quarter of 2022 compared to 2021. The revenue increase was driven primarily by higher processing revenue across our Fintech businesses, while net license and termination fee revenue contributed 1% to segment revenue growth in the first quarter of 2022 compared to 2021.
Revenue in our Payments segment increased $57 million, or 4%, in the first quarter of 2022 compared to 2021. Payments segment revenue growth was driven by revenue contributions of 2% from our debit processing business and 1% from our credit processing business, primarily attributable to increased transaction volumes and accounts. Increased volumes also drove favorable revenue growth across our remaining Payments segment businesses, partially offset by a decrease in our prepaid business in the first quarter of 2022 compared to 2021.
Revenue at Corporate and Other increased $28 million, or 13%, in the first quarter of 2022 compared to 2021, primarily due to increased postage revenue.
Total Expenses
Total expenses in the first quarter of 2022 were relatively consistent with the comparable period in 2021. Total expenses as a percentage of total revenue decreased 780 basis points to 79.6% in the first quarter of 2022 compared to 2021. Total expenses as a percentage of total revenue were favorably impacted in the first quarter of 2022 by operating leverage accompanying scalable revenue growth, a $103 million reduction in acquisition and integration related expenses and a $147 million pre-tax gain associated with the sale of certain merchant contracts of a joint venture.
Cost of processing and services as a percentage of processing and services revenue decreased to 42.7% in the first quarter of 2022 compared to 45.7% in the first quarter of 2021. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in the first quarter of 2022 by a reduction in acquisition and integration related expenses of approximately 200 basis points, as well as strong operating leverage across our businesses.

Cost of product as a percentage of product revenue decreased to 69.3% in the first quarter of 2022 compared to 72.8% in the first quarter of 2021. The cost of product as a percentage of product revenue improved in the first quarter of 2022 as a result of revenue mix, including increased hardware revenue.
Selling, general and administrative expenses as a percentage of total revenue decreased to 35.5% in the first quarter of 2022 compared to 36.6% in the first quarter of 2021. The decrease in selling, general and administrative expenses as a percentage of total revenue in the first quarter of 2022 was primarily due to a reduction in acquisition and integration related expenses.
The $147 million pre-tax gain on sale of assets in the first quarter of 2022 resulted from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures.
Operating Income and Operating Margin
Total operating income increased $371 million, or 78%, in the first quarter of 2022 compared to 2021. Total operating margin increased 790 basis points to 20.5% in the first quarter of 2022 compared to 2021. Total operating income and total operating margin benefited from revenue growth in the first quarter of 2022, along with a reduction in acquisition and integration related expenses. Total operating income and total operating margin were also favorably impacted by a $147 million pre-tax gain on the sale of certain merchant contracts of a joint venture in the first quarter of 2022.
Operating income in our Acceptance segment increased $83 million, or 21%, in the first quarter of 2022 compared to 2021. Operating margin increased 70 basis points to 28.4% in the first quarter of 2022 compared to 2021. Acceptance segment operating income and margin growth in the first quarter of 2022 was primarily due to scalable revenue growth.
Operating income in our Fintech segment increased $29 million, or 12%, in the first quarter of 2022 compared to 2021. Operating margin increased 200 basis points to 35.4% in the first quarter of 2022 compared to 2021. Operating income and margin improvement in the first quarter of 2022 was favorably impacted by expense management initiatives along with approximately 100 basis points from a net increase in license and termination fee revenue.
Operating income in our Payments segment increased $40 million, or 7%, in the first quarter of 2022 compared to 2021. Operating margin increased 120 basis points to 42.3% in the first quarter of 2022 compared to 2021. Payments segment operating income and margin growth in the first quarter of 2022 was due to scalable revenue growth along with a reduction in lower margin revenue in our prepaid business.
The operating loss in Corporate and Other decreased $219 million in the first quarter of 2022 compared to 2021. Corporate and Other was favorably impacted by a reduction in acquisition and integration related expenses and a $147 million pre-tax gain associated with the sale of certain merchant contracts of a joint venture.
Interest Expense, Net
Interest expense, net decreased $8 million, or 5%, in the first quarter of 2022 compared to 2021 primarily due to lower-rate commercial paper borrowings.
Other (Expense) Income
Other (expense) income decreased $25 million in the first quarter of 2022 compared to 2021. Other (expense) income includes net foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Net foreign currency transaction (losses) gains were ($9) million and $6 million in the first quarter of 2022 and 2021, respectively. Other (expense) income in the first quarter of 2021 also included $12 million related to a pre-tax gain on the remeasurement of a previously held investment in Ondot to fair value upon acquiring the remaining ownership interest in the entity.
Income Tax Provision
Income tax provision as a percentage of income before income taxes and income from investments in unconsolidated affiliates was 14.5% and 5.6% in the first quarter of 2022 and 2021, respectively. The effective income tax rates for the three months ended March 31, 2022 and 2021 include discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits.
Income from Investments in Unconsolidated Affiliates
Our share of net income from affiliates accounted for using the equity method of accounting is reported as income from investments in unconsolidated affiliates and the related tax expense is reported within the income tax provision in the consolidated statements of income. Income from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $106 million and $16 million in the first quarter of 2022 and 2021, respectively. Income from investments in unconsolidated affiliates in the first quarter of 2022 includes pre-tax gains totaling $91 million related to certain unconsolidated affiliate transactions. Income from investments in unconsolidated affiliates in the first quarter of 2021 included a $28 million pre-tax gain resulting from the dilution of our ownership interest in connection with the Tegra118 merger with a third party.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $13 million and $14 million in the first quarter of 2022 and 2021, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.02 and $0.45 in the first quarter of 2022 and 2021, respectively. Net income attributable to Fiserv, Inc. per share-diluted increased in the first quarter of 2022 primarily due to improved operating results, a gain on the sale of certain merchant contracts of a joint venture and gains on certain unconsolidated affiliate transactions.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short term and the long term using cash flow generated by our operations, along with our cash and cash equivalents of $863 million, proceeds from the issuance of U.S. and Euro commercial paper, and available capacity under our revolving credit facility of $1.6 billion (net of $1.9 billion of capacity designated for outstanding borrowings under our commercial paper programs and letters of credit) at March 31, 2022.
The following table summarizes our operating cash flow and capital expenditure amounts for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2022	2021	$	%
Net income	$682	$318	$364
Depreciation and amortization	810	810	—
Share-based compensation	61	66	(5)
Deferred income taxes	(183)	(70)	(113)
Gain on sale of assets	(147)	—	(147)
Income from investments in unconsolidated affiliates	(106)	(16)	(90)
Distributions from unconsolidated affiliates	19	3	16
Non-cash impairment charges	—	6	(6)
Net changes in working capital and other	(321)	(165)	(156)
Operating cash flow	$815	$952	$(137)	(14)%
Capital expenditures, including capitalized software and other intangibles	$331	$234	$97	41%

Our net cash provided by operating activities, or operating cash flow, was $815 million in the first three months of 2022, a decrease of 14% compared with $952 million in the first three months of 2021. This decrease was primarily attributable to unfavorable fluctuations in net working capital, including timing of vendor payments, partially offset by improved operating results, exclusive of the gain on the sale of certain assets.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 8% and 6% of our total revenue for the first three months of 2022 and 2021, respectively.

Share Repurchases
We repurchased $500 million and $612 million of our common stock during the first three months of 2022 and 2021, respectively. As of March 31, 2022, we had approximately 37.2 million shares remaining under our current repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
Acquisitions
On April 1, 2022, we acquired a remaining ownership interest in Finxact for approximately $650 million. We funded this acquisition by utilizing a combination of available cash, commercial paper notes and existing availability under our revolving credit facility.
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
Dispositions
In March 2022, we mutually agreed to terminate a merchant alliance joint venture with a minority partner. Upon termination of the joint venture, we received proceeds of $175 million from the sale of certain merchant contracts.
We previously maintained a noncontrolling interest in Tegra118, LLC (“Tegra118”) which was accounted for using the equity method of accounting. In February 2021, Tegra118 completed a merger with a third party, resulting in a dilution of our ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud. In connection with the transaction, we made an additional capital contribution, funded under our revolving credit facility, of $200 million into the combined entity and, in June 2021, we sold our entire ownership interest in InvestCloud for $466 million. The net proceeds from the sale were primarily used to pay down outstanding borrowings on our term loan facility.

Indebtedness

(In millions)	March 31, 2022	December 31, 2021
Short-term and current maturities of long-term debt:
Foreign lines of credit	$261	$240
Finance lease and other financing obligations	291	268
Total short-term and current maturities of long-term debt	$552	$508

Long-term debt:
3.500% senior notes due October 2022	$700	$700
0.375% senior notes due July 2023 (Euro-denominated)	555	566
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	687	705
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	555	566
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	555	566
3.000% senior notes due July 2031 (British Pound-denominated)	687	705
4.400% senior notes due July 2049	2,000	2,000
U.S. commercial paper notes	685	916
Euro commercial paper notes	1,165	905
Revolving credit facility	—	97
Receivable securitized loan	483	500
Term loan facility	200	200
Unamortized discount and deferred financing costs	(119)	(125)
Finance lease and other financing obligations	465	528
Total long-term debt	$20,518	$20,729

At March 31, 2022, our debt consisted primarily of $17.6 billion of fixed-rate senior notes and $1.8 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion, and interest on our term loan is paid monthly. Outstanding borrowings under our 3.50% senior notes due in October 2022, the receivable securitized loan, which matures in July 2022, and U.S and Euro commercial paper programs are classified in the consolidated balance sheet as long-term, as we have the intent to refinance these borrowings on a long-term basis through the continued issuance of new commercial paper notes upon maturity, and we also have the ability to refinance such borrowings under our revolving credit facility.
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
During the first three months of 2022, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Variable Rate Debt
Our variable rate debt consisted of the following at March 31, 2022:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	n/a	24.16%	$261
U.S. commercial paper notes	various	0.75%	685
Euro commercial paper notes	various	(0.30%)	1,165
Receivable securitized loan	July 2022	1.30%	483
Term loan facility	July 2024	1.70%	200
Total variable rate debt			$2,794
We maintain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with our international operations and are in various functional currencies, the most significant of which is the Argentine peso.
We maintain U.S. and Euro unsecured commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
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
First Data Receivables, LLC (“FDR”), a consolidated wholly-owned subsidiary, is a party to certain receivables financing arrangements, including an agreement (“Receivables Financing Agreement”) with certain financial institutions and other persons from time to time party thereto as lenders and group agents. Pursuant to the Receivables Financing Agreement, certain of our wholly-owned subsidiaries have agreed to transfer and contribute receivables to FDR, and FDR may borrow funds secured by liens on those receivables. FDR’s assets are not available to satisfy the obligations of any other of our entities or affiliates, and FDR’s creditors would be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to us. FDR held $1.0 billion in receivables as part of the securitization program, and utilized the receivables as collateral in borrowings of $483 million at March 31, 2022. Outstanding borrowings bear interest at a variable rate based on one-month LIBOR plus a specified margin. At March 31, 2022, the collateral capacity under the Receivables Financing Agreement was $770 million, and the maximum borrowing capacity was $500 million.
We maintain a term loan credit agreement with a syndicate of financial institutions. Outstanding borrowings under the term loan bear interest at a variable rate based on one-month LIBOR or a base rate, plus, in each case, a specified margin based on our long-term debt rating in effect from time to time.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of three months or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets. At March 31, 2022 and December 31, 2021, we held $863 million and $835 million in cash and cash equivalents, respectively.

The table below details the cash and cash equivalents at:

	March 31, 2022			December 31, 2021
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$141	$219	$360	$180	$221	$401
Unavailable (1)	179	324	503	138	296	434
Total	$320	$543	$863	$318	$517	$835
(1)Represents cash held by our joint ventures that is not available to fund operations outside of those entities unless the board of directors of the relevant entity declares a dividend, as well as cash held by other entities that are subject to foreign exchange controls in certain countries or regulatory capital requirements.
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
Additional information about market risks to which we are exposed, including discussion of risks and potential risks of the COVID-19 pandemic on our business, is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no significant changes to our quantitative and qualitative analyses about market risk during the three months ended March 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2022	—	$—	—	42,343,900
February 1-28, 2022	738,000	96.02	738,000	41,605,900
March 1-31, 2022	4,400,800	97.59	4,400,800	37,205,100
Total	5,138,800		5,138,800
(1)On November 19, 2020, our board of directors authorized the purchase of up to 60.0 million shares of our common stock. This authorization does not expire.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated By-laws, dated February 18, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Fiserv, Inc. filed February 23, 2022).

10.1
Letter Agreement, dated February 18, 2022, by and between the Company and ValueAct Capital Management, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Fiserv, Inc. filed February 23, 2022).

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
_______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	April 28, 2022	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	April 28, 2022	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer