Form 10-Q
period 2022-06-30
FISERV INC
filed 2022-07-27
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2022, there were 639,584,348 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Processing and services (1)	$3,696	$3,361	$7,060	$6,415
Product	754	690	1,528	1,391
Total revenue	4,450	4,051	8,588	7,806
Expenses:
Cost of processing and services	1,502	1,498	2,938	2,895
Cost of product	542	469	1,078	979
Selling, general and administrative	1,546	1,440	3,013	2,813
Gain on sale of assets	—	—	(147)	—
Total expenses	3,590	3,407	6,882	6,687
Operating income	860	644	1,706	1,119
Interest expense, net	(176)	(175)	(344)	(351)
Other (expense) income	(66)	1	(70)	22
Income before income taxes and income from investments in unconsolidated affiliates	618	470	1,292	790
Income tax provision	(137)	(228)	(235)	(246)
Income from investments in unconsolidated affiliates	128	42	234	58
Net income	609	284	1,291	602
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	11	15	24	29
Net income attributable to Fiserv, Inc.	$598	$269	$1,267	$573

Net income attributable to Fiserv, Inc. per share – basic	$0.93	$0.41	$1.95	$0.86
Net income attributable to Fiserv, Inc. per share – diluted	$0.92	$0.40	$1.94	$0.85

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	645.2	663.7	648.0	666.1
Diluted	650.8	672.7	654.0	676.3
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $50 million and $56 million for the three months ended June 30, 2022 and 2021, respectively, and $100 million and $114 million for the six months ended June 30, 2022 and 2021, respectively (see Note 18).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$609	$284	$1,291	$602
Other comprehensive income:
Fair market value adjustment on cash flow hedges, net of income tax benefit (provision) of $2 million, $0 million, $2 million and ($0 million)	(6)	—	(7)	1
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services, net of income tax provision of $0 million, $0 million, $0 million and $1 million	—	(2)	(1)	(4)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense, net of income tax benefit of $1 million, $1 million, $2 million and $2 million	4	4	8	8
Unrealized (loss) gain on defined benefit pension plans, net of income tax benefit (provision) of $1 million, $0 million, $1 million and ($0 million)	(2)	—	(3)	1
Foreign currency translation, net of income tax (see Note 12)	(385)	213	(298)	51
Total other comprehensive (loss) income	(389)	215	(301)	57
Comprehensive income	$220	$499	$990	$659
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	11	15	24	29
Less: other comprehensive (loss) income attributable to noncontrolling interests	(24)	2	(41)	(7)
Comprehensive income attributable to Fiserv, Inc.	$233	$482	$1,007	$637
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$883	$835
Trade accounts receivable, less allowance for doubtful accounts	3,194	2,860
Prepaid expenses and other current assets	1,525	1,523
Settlement assets	14,679	13,652
Total current assets	20,281	18,870
Property and equipment, net	1,804	1,742
Customer relationships, net	9,013	9,991
Other intangible assets, net	4,003	4,018
Goodwill	36,829	36,433
Contract costs, net	849	811
Investments in unconsolidated affiliates	2,517	2,561
Other long-term assets	1,916	1,823
Total assets	$77,212	$76,249
Liabilities and Equity
Accounts payable and accrued expenses	$3,472	$3,550
Short-term and current maturities of long-term debt	600	508
Contract liabilities	600	585
Settlement obligations	14,679	13,652
Total current liabilities	19,351	18,295
Long-term debt	20,915	20,729
Deferred income taxes	3,797	4,172
Long-term contract liabilities	216	225
Other long-term liabilities	963	878
Total liabilities	45,242	44,299
Commitments and Contingencies (see Note 17)
Redeemable Noncontrolling Interests	161	278
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,010	22,983
Accumulated other comprehensive loss	(1,005)	(745)
Retained earnings	16,113	14,846
Treasury stock, at cost, 141 million and 134 million shares	(7,017)	(6,140)
Total Fiserv, Inc. shareholders’ equity	31,109	30,952
Noncontrolling interests	700	720
Total equity	31,809	31,672
Total liabilities and equity	$77,212	$76,249
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows (1)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,291	$602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	642	560
Amortization of acquisition-related intangible assets	966	1,050
Amortization of financing costs and debt discounts	22	25
Share-based compensation	155	127
Deferred income taxes	(317)	(69)
Gain on sale of assets	(147)	—
Income from investments in unconsolidated affiliates	(234)	(58)
Distributions from unconsolidated affiliates	41	13
Non-cash impairment charges	—	5
Other operating activities	3	(22)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(363)	(154)
Prepaid expenses and other assets	(224)	(56)
Contract costs	(154)	(150)
Accounts payable and other liabilities	111	171
Contract liabilities	13	(31)
Net cash provided by operating activities	1,805	2,013
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(718)	(494)
Proceeds from sale of assets	175	—
Payments for acquisition of businesses, net of cash acquired	(668)	(493)
Distributions from unconsolidated affiliates	78	52
Purchases of investments	(30)	(235)
Proceeds from sale of investments	3	472
Net cash used in investing activities	(1,160)	(698)
Cash flows from financing activities:
Debt proceeds	1,191	4,343
Debt repayments, including debt financing costs	(1,610)	(5,415)
Net proceeds from (repayments of) commercial paper and short-term borrowings	869	1,047
Proceeds from issuance of treasury stock	72	60
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,078)	(1,361)
Settlement activity, net	(189)	166
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(22)	(21)
Payments of acquisition-related contingent consideration	—	(28)
Other financing activities	13	(2)
Net cash used in financing activities	(754)	(1,211)
Effect of exchange rate changes on cash and cash equivalents	(33)	(2)
Net change in cash and cash equivalents	(142)	102
Cash and cash equivalents, beginning balance	3,205	2,569
Cash and cash equivalents, ending balance	$3,063	$2,671
(1)     The company revised, for comparable purposes with the current period’s presentation, the consolidated statement of cash flows presentation for the six months ended June 30, 2021 to include cash and cash equivalents within settlement assets as a component of total cash and cash equivalents. Additional information is included in Note 1.
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a majority controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is typically established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within income from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest of between 20% and 50%; however, for partnerships and limited liability companies, an ownership interest of between 3% and 50% or board of director representation may also constitute significant influence.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The Company continues to monitor and assess the impact of the COVID-19 pandemic on its consolidated financial statements and has determined that there have been no material changes to date as a result of the COVID-19 pandemic on the estimates and assumptions made by management. The Company will continue to monitor developments related to the COVID-19 pandemic; however, the extent to which the COVID-19 pandemic may impact the Company's future operational and financial performance remains uncertain and difficult to predict.
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

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows at:

(In millions)	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents on the consolidated balance sheets	$883	$835	$841
Cash and cash equivalents included in settlement assets	2,172	2,361	1,816
Other restricted cash	8	9	14
Total cash and cash equivalents on the consolidated statements of cash flows	$3,063	$3,205	$2,671

The Company revised the consolidated statement of cash flows for the six months ended June 30, 2021 to reflect settlement cash and cash equivalents within settlement assets as a component of total cash and cash equivalents on the consolidated statement of cash flows. The changes in settlement cash and cash equivalents for the six months ended June 30, 2022 and 2021 of ($189) million and $166 million, respectively, have been included in settlement activity, net within cash flows from financing activities.
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $47 million and $55 million at June 30, 2022 and December 31, 2021, respectively.
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
The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $20 million and $11 million for the three months ended June 30, 2022 and 2021, respectively, and $28 million and $33 million for the six months ended June 30, 2022 and 2021, respectively. The amount of collateral available to the Company was $2.1 billion and $2.2 billion at June 30, 2022 and December 31, 2021, respectively. The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other relevant factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $30 million and $42 million at June 30, 2022 and December 31, 2021, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s reportable segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2021 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the interest rate environment, the economic impact of the COVID-19 pandemic or changes in significant assumptions used in the quantitative test on certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through June 30, 2022.
Other Investments
The Company maintains investments, of which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $116 million and $113 million at June 30, 2022 and December 31, 2021, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other (expense) income in the consolidated statement of income for the period. During the six months ended June 30, 2021, the Company remeasured its equity interest in Ondot Systems, Inc. (“Ondot”) to fair value upon acquiring a remaining ownership interest, resulting in the recognition of a pre-tax gain of $12 million (see Note 4). Other adjustments made to the values recorded for certain equity securities and gains and losses from sales of equity securities during the three and six months ended June 30, 2022 and 2021, were not significant.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Interest expense	$178	$176	$349	$353
Interest income	2	1	5	2
Interest expense, net	$176	$175	$344	$351

2. Recent Accounting Pronouncements
In 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. For public entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The provisions within ASU 2022-03 are to be applied prospectively with any adjustments from the adoption recognized in earnings and disclosed on the date of adoption. The Company is currently assessing the impact the adoption of ASU 2022-03 will have on its consolidated financial statements and disclosures.
In 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which among other items, requires that entities disclose current period gross write-offs by year of origination for financing receivables and net investments in leases. For public entities, the provisions within ASU 2022-02 are to be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt the additional disclosures, as applicable, for any write-offs reflected in its consolidated financial statements effective for the year ending December 31, 2023.
In 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”), which requires that an entity provide certain disclosures in its annual financial statements about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for all business entities for annual periods beginning after December 15, 2021 and may be applied either prospectively or retrospectively to the transactions reflected in the financial statements at the date of initial application. The Company will adopt the additional disclosures prospectively, as applicable, to the transactions reflected in its consolidated financial statements for the year ending December 31, 2022.
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
In 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments (“ASU 2021-05”), which amends the lease classification requirements for lessors with certain leases containing variable payments. A lessor is to classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. For public entities, ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. Entities that have adopted ASC Topic 842 prior to the issuance of ASU 2021-05 may apply this update either retrospectively to leases that commenced or were modified on or after the adoption of ASC Topic 842 or prospectively to leases that commence or are modified on or after the date the entity first applies ASU 2021-05. The Company adopted ASU 2021-05 effective January 1, 2022, with prospective application to leases commencing or modified thereafter, and the adoption did not have a material impact on its consolidated financial statements.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment. Additional information regarding the Company’s business segments is included in Note 19. The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated outside the U.S. comprising approximately 14% of total revenue for each of the three months ended June 30, 2022 and 2021, respectively, and 14% and 13% of total revenue for the six months ended June 30, 2022 and 2021, respectively.

(In millions)	Reportable Segments
Three Months Ended June 30, 2022	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,660	$398	$1,155	$6	$3,219
Hardware, print and card production	215	10	237	—	462
Professional services	5	131	67	—	203
Software maintenance	—	139	5	—	144
License and termination fees	14	68	34	—	116
Output solutions postage	—	—	—	222	222
Other	7	57	20	—	84
Total revenue	$1,901	$803	$1,518	$228	$4,450

(In millions)	Reportable Segments
Three Months Ended June 30, 2021	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,420	$385	$1,122	$10	$2,937
Hardware, print and card production	214	12	199	—	425
Professional services	9	115	66	—	190
Software maintenance	—	139	2	—	141
License and termination fees	11	50	14	—	75
Output solutions postage	—	—	—	202	202
Other	12	53	18	(2)	81
Total revenue	$1,666	$754	$1,421	$210	$4,051

(In millions)	Reportable Segments
Six Months Ended June 30, 2022	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$3,063	$803	$2,268	$12	$6,146
Hardware, print and card production	440	19	473	—	932
Professional services	10	247	129	—	386
Software maintenance	—	277	11	—	288
License and termination fees	28	116	60	—	204
Output solutions postage	—	—	—	461	461
Other	13	119	39	—	171
Total Revenue	$3,554	$1,581	$2,980	$473	$8,588

(In millions)	Reportable Segments
Six Months Ended June 30, 2021	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$2,598	$763	$2,199	$22	$5,582
Hardware, print and card production	404	23	431	—	858
Professional services	18	226	129	—	373
Software maintenance	—	278	4	—	282
License and termination fees	21	88	27	—	136
Output solutions postage	—	—	—	407	407
Other	22	112	36	(2)	168
Total Revenue	$3,063	$1,490	$2,826	$427	$7,806

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	June 30, 2022	December 31, 2021
Contract assets	$543	$541
Contract liabilities	816	810

Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $371 million of revenue during the six months ended June 30, 2022 that was included in the contract liability balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at June 30, 2022:

(In millions)
Year Ending December 31,
Remainder of 2022	$1,145
2023	1,984
2024	1,597
2025	1,166
Thereafter	1,623

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
Acquisition of Finxact
On April 1, 2022, the Company acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector, for approximately $645 million, net of $27 million of acquired cash. The Company previously held a noncontrolling equity interest in Finxact, which was accounted for under the equity method. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of approximately $110 million, included within income from investments in unconsolidated affiliates during the three and six months ended June 30, 2022. Finxact is included within the Fintech segment and advances the Company’s digital banking strategy, expanding its account processing, digital, and payments solutions.
The preliminary allocation of purchase price for Finxact is as follows:

(In millions)
Cash	$27
Other net assets	3
Intangible assets	102
Goodwill	671
Total consideration	$803
Less: fair value of previously held equity interest	(131)
Total purchase price	$672

Identifiable intangible assets consist primarily of acquired software and technology, with a weighted average useful life of five years. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, not expected to be deductible for tax purposes, is primarily attributed to the anticipated value created by the combined scale, core platform modernization, and accelerated delivery of enhanced digital banking solutions offered to financial institutions of all sizes.
The results of operations for Finxact are included in the consolidated results of the Company from the date of acquisition. Pro forma information for this acquisition is not provided because it did not have a material effect on the Company’s consolidated results of operations.
Acquisition of BentoBox
On November 22, 2021, the Company acquired BentoBox CMS, Inc. (“BentoBox”), a digital marketing and commerce platform that helps restaurants connect with their guests, for $317 million, net of $24 million of acquired cash. BentoBox is included within the Acceptance segment, and further expands the Company’s Clover® dining solutions and commerce and business management capabilities.
During the six months ended June 30, 2022, the Company identified and recorded measurement period adjustments to the preliminary BentoBox purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $62 million, with offsetting amounts to the change in goodwill attributable to a decrease in identifiable intangible assets, including acquired software and technology, of $84 million and deferred tax adjustments of $22 million. Such measurement period adjustments did not have a material impact on the Company’s consolidated statements of income. The allocation of purchase price was finalized in the second quarter of 2022 and resulted in the recognition of identifiable intangible assets of $52 million, goodwill of $266 million and other net assets of $23 million. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by the enhanced strength of the Company’s omnichannel platform to drive increased operational efficiencies for restaurants, enabling operators to deliver seamless and distinct hospitality experiences for their diners.

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
Acquisition of Ondot
On January 22, 2021, the Company acquired a remaining ownership interest in Ondot, a digital experience platform provider for financial institutions, for $271 million, net of $13 million of acquired cash and cash equivalents. The Company previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $12 million, included within other (expense) income in the consolidated statement of income during the six months ended June 30, 2021. Ondot is included within the Payments segment and further expands the Company’s digital capabilities, enhancing its suite of integrated payments, banking and merchant solutions.

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
Other Acquisitions
On June 1, 2022, the Company acquired The LR2 Group, LLC (“City POS”), an independent sales organization that promotes payment processing services and facilitates the sale of point-of-sale equipment for merchants, for approximately $26 million, and including earn-out provisions estimated at a fair value of approximately $3 million (see Note 7). City POS is included within the Acceptance segment and expands the reach of the Company’s merchant services business. The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets, consisting of customer relationships, of approximately $10 million, goodwill of approximately $15 million and other net assets of approximately $1 million. The allocation of purchase price is preliminary and subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, which is expected to be deductible for tax purposes, is primarily attributed to the value created by further expanding the reach of the Company’s payment solutions. The results of operations for City POS are included in the consolidated results of the Company from the date of acquisition. Pro forma information for this acquisition is not provided because it did not have a material effect on the Company’s consolidated results of operations.
On November 15, 2021, the Company acquired a remaining ownership interest in NetPay Solutions Group (“NetPay”), a multi-channel payment service provider offering a range of capabilities around onboarding, customer lifecycle, risk management and settlement to businesses of all sizes. The Company previously held a noncontrolling interest in NetPay, which was accounted for under the equity method and approximated acquisition-date fair value. NetPay is included within the Acceptance segment and further expands the Company’s merchant services business. On October 1, 2021, the Company acquired Integrity Payments, LLC (“AIP”), an independent sales organization that promotes payment processing services for merchants, which is included within the Acceptance segment. On June 14, 2021, the Company acquired Spend Labs Inc. (“SpendLabs”), a mobile-native, cloud-based software provider of commercial card payment solutions. SpendLabs is included within the Payments segment and further expands the Company’s digital capabilities across mobile and desktop devices for small and mid-sized businesses. On March 1, 2021, the Company acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions. Radius8 is included within the Acceptance segment and enhances the Company’s ability to help merchants increase sales, expand mobile application registration and improve one-to-one target marketing. The Company acquired these businesses for an aggregate purchase price of $87 million, net of the fair value of the Company’s previously held noncontrolling interest in NetPay of $14 million and including earn-out provisions estimated at a fair value of $4 million (see Note 7). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets totaling $47 million, goodwill of $61 million and net assumed liabilities of $7 million. The purchase price allocation for the Radius8 acquisition was finalized in the third quarter of 2021 and for SpendLabs in the fourth quarter of 2021. The purchase price allocations for the NetPay and AIP acquisitions were finalized in the first quarter of 2022. Measurement period adjustments did not have a material impact on the consolidated statements of income. Goodwill, of which $14 million is deductible for tax purposes, is primarily attributed to synergies, the anticipated value created by advancing digital capabilities to the Company’s clients, and selling the Company’s products and services to the acquired businesses’ existing client base.
The amounts allocated to intangible assets for other acquisitions acquired in 2021 are as follows:

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
5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2022
Customer relationships	$14,758	$5,745	$9,013
Acquired software and technology	2,501	1,074	1,427
Trade names	631	265	366
Purchased software	1,086	510	576
Capitalized software and other intangibles	2,207	573	1,634
Total	$21,183	$8,167	$13,016

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2021
Customer relationships	$15,103	$5,112	$9,991
Acquired software and technology	2,522	901	1,621
Trade names	612	228	384
Purchased software	1,133	479	654
Capitalized software and other intangibles	1,879	520	1,359
Total	$21,249	$7,240	$14,009

Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Amortization expense	$622	$653	$1,246	$1,295

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
The Company maintains noncontrolling ownership interests in defi SOLUTIONS Group, LLC and Sagent M&C, LLC (collectively the “Lending Joint Ventures”), respectively, which are accounted for under the equity method. In March 2022, Sagent M&C, LLC (“Sagent”) completed a transaction with a third party for the contribution from and the sale by such third party to Sagent of certain intangible and tangible personal property rights, resulting in a dilution of the Company’s ownership interest in Sagent. As a result of the transaction, the Company recognized a pre-tax gain of $80 million within income from investments in unconsolidated affiliates, with related tax expense of $19 million recorded through the income tax provision, in the consolidated statement of income during the six months ended June 30, 2022. The Company’s remaining noncontrolling ownership interest in Sagent continues to be accounted for as an equity method investment.
The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at June 30, 2022 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were no outstanding borrowings on the revolving credit facilities at June 30, 2022. The Company has guaranteed this amended debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. See Note 7 for additional information.
The Company previously maintained a noncontrolling interest in Tegra118, LLC (“Tegra118”) which was accounted for under the equity method. In February 2021, Tegra118 completed a merger with a third party, resulting in a dilution of the Company’s ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud Holdings, LLC (“InvestCloud”). In connection with the transaction, the Company made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million within income from investments in unconsolidated affiliates, with related tax expense of $6 million recorded through the income tax provision, in the consolidated statement of income during the six months ended June 30, 2021. On June 30, 2021, the Company sold its remaining equity method ownership interest in InvestCloud for $466 million, resulting in a pre-tax gain of $33 million recorded within income from investments in unconsolidated affiliates in the consolidated statements of income, with related tax expense of $8 million recorded through the income tax provision, during the three and six months ended June 30, 2021. The Company continues to provide various technical and data center related services under the terms of a pre-existing transition services agreement with InvestCloud.
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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	June 30, 2022	December 31, 2021
Assets
Cash flow hedges	Prepaid expenses and other current assets	Level 2	$—	$6
Liabilities
Cash flow hedges	Accounts payable and accrued expenses	Level 2	$4	$—
Contingent consideration	Accounts payable and accrued expenses	Level 3	4	2
Contingent consideration	Other long-term liabilities	Level 3	3	32
Contingent debt guarantee	Accounts payable and accrued expenses	Level 3	—	4
Contingent debt guarantee	Other long-term liabilities	Level 3	24	—

The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, debt associated with the receivables securitization agreement, term loan credit agreement, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $19.7 billion and $21.8 billion at June 30, 2022 and December 31, 2021, respectively, and the carrying value was $20.8 billion and $20.4 billion at June 30, 2022 and December 31, 2021, respectively.
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures (see Note 6), which are reported within accounts payable and accrued expenses, and other long-term liabilities in the consolidated balance sheets. In April 2022, the Lending Joint Ventures amended their respective term loans and revolving credit facilities, increasing aggregate borrowing capacity by $75 million and extending the maturity to April 2027. The Company elected to guarantee this incremental indebtedness, resulting in aggregate guarantees of $520 million and a pre-tax expense of $62 million, recorded within other (expense) income in the consolidated statements of income and within other operating activities in the consolidated statement of cash flows, during the three and six months ended June 30, 2022 related to such debt guarantee obligations. The Company is entitled to receive a defined fee in exchange for its incremental guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $45 million and $10 million approximates the fair value at June 30, 2022 and December 31, 2021, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs (Level 3 of the fair value hierarchy). The Company recognized $3 million during each of the three months ended June 30, 2022 and 2021, and $6 million during each of the six months ended June 30, 2022 and 2021, within other (expense) income in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the joint ventures.
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use (“ROU”) assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances.

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Trade accounts payable	$545	$593
Client deposits	824	783
Accrued compensation and benefits	315	392
Accrued taxes	161	154
Accrued interest	241	216
Other accrued expenses	1,386	1,412
Total	$3,472	$3,550

9. Debt
The Company’s debt consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Short-term and current maturities of long-term debt:
Foreign lines of credit	$313	$240
Finance lease and other financing obligations	287	268
Total short-term and current maturities of long-term debt	$600	$508

Long-term debt:
3.500% senior notes due October 2022	$700	$700
0.375% senior notes due July 2023 (Euro-denominated)	526	566
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	640	705
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	526	566
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	526	566
3.000% senior notes due July 2031 (British Pound-denominated)	640	705
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	1,248	916
Euro commercial paper notes	1,168	905
Revolving credit facility	—	97
Receivable securitized loan	485	500
Term loan facility	200	200
Unamortized discount and deferred financing costs	(115)	(125)
Finance lease and other financing obligations	471	528
Total long-term debt	$20,915	$20,729

The Company was in compliance with all financial debt covenants during the first six months of 2022. At June 30, 2022, the 3.50% senior notes due in October 2022 and the receivable securitized loan due in July 2022 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility, as further discussed below.
In June 2022, the Company entered into a new senior unsecured multicurrency revolving credit facility with substantially the same syndicate of banks that were lenders under its existing amended and restated revolving credit facility, which the Company voluntarily terminated and replaced. The new credit agreement matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the new credit facility bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate in the case of U.S. dollar borrowings, in each case, plus a specified margin based on the Company’s long-term debt rating in effect from time to time. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The new credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions.
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $1.2 billion and $916 million at June 30, 2022 and December 31, 2021, respectively, with weighted average interest rates of 1.984% and 0.295%, respectively. Outstanding borrowings under the Euro program were $1.2 billion and $905 million at June 30, 2022 and December 31, 2021, respectively, with weighted average interest rates of (0.219)% and (0.420)%, respectively. The Company intends to maintain available capacity under its revolving credit facility in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Effective July 1, 2022, the Company redeemed $700 million in aggregate principal amount of its outstanding 3.50% senior notes due in October 2022 at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest. The Company financed the redemption of these notes using proceeds from the issuance of U.S. dollar commercial paper.
10. Redeemable Noncontrolling Interests
The minority partner in one of the Company’s existing merchant alliance joint ventures maintains a redeemable noncontrolling interest which is presented outside of equity and carried at its estimated redemption value. The minority partner owns 1% of the equity in the joint venture; in addition, the minority partner is entitled to a contractually determined share of the entity’s income. The agreement contains redemption features whereby the interest held by the minority partner is redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within the Company’s control. The joint venture may be terminated by either party for convenience any time after December 31, 2024. In the event of termination for cause, as a result of a change in control, or for convenience after the predetermined date, the Company may be required to purchase the minority partner membership interest at a price equal to the fair market value of the minority interest through a distribution in the form of cash, certain merchant contracts of the joint venture, or a combination thereof to the minority partner. In conjunction with the termination of the joint venture, the minority partner may also exercise an option to purchase certain additional merchant contracts at fair market value.
Effective March 2, 2022, the Company and a joint venture minority partner mutually terminated one of the Company’s merchant alliance joint ventures in which the minority partner held a redeemable noncontrolling interest. In conjunction with this termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture. The Company received proceeds of $175 million from the sale of such merchant contracts of the joint venture, resulting in the recognition of a pre-tax gain of $147 million within gain on sale of assets, with related tax expense of $9 million recorded through the income tax provision, in the consolidated statement of income during the six months ended June 30, 2022.

The following table presents a summary of the redeemable noncontrolling interests activity during the six months ended June 30:

(In millions)	2022	2021
Balance at beginning of period	$278	$259
Distributions paid to redeemable noncontrolling interests	(21)	(20)
Share of income	15	22
Derecognition of redeemable noncontrolling interest	(111)	—
Balance at end of period	$161	$261

11. Equity
The following tables provide changes in equity during the three and six months ended June 30, 2022 and 2021:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended June 30, 2022	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2022	784	137	$8	$22,950	$(640)	$15,515	$(6,561)	$706	$31,978
Net income (1)						598		6	604
Distributions paid to noncontrolling interests (2)								(1)	(1)
Other comprehensive loss					(365)			(24)	(389)
Share-based compensation				94					94
Shares issued under stock plans		(1)		(34)			44		10
Purchases of treasury stock		5					(500)		(500)
Capital contribution from noncontrolling interest								13	13
Balance at June 30, 2022	784	141	$8	$23,010	$(1,005)	$16,113	$(7,017)	$700	$31,809

(1)The total net income presented in equity for the three months ended June 30, 2022 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $5 million not included in equity.
(2)The total distributions presented in equity for the three months ended June 30, 2022 excludes $8 million in distributions paid to redeemable noncontrolling interests not included in equity.

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

	Fiserv, Inc. Shareholders’ Equity

Six Months Ended June 30, 2022	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	784	134	$8	$22,983	$(745)	$14,846	$(6,140)	$720	$31,672
Net income (1)						1,267		9	1,276
Distributions paid to noncontrolling interests (2)								(1)	(1)
Other comprehensive loss					(260)			(41)	(301)
Share-based compensation				155					155
Shares issued under stock plans		(3)		(128)			123		(5)
Purchases of treasury stock		10					(1,000)		(1,000)
Capital contribution from noncontrolling interest								13	13
Balance at June 30, 2022	784	141	$8	$23,010	$(1,005)	$16,113	$(7,017)	$700	$31,809

(1)The total net income presented in equity for the six months ended June 30, 2022 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $15 million not included in equity.
(2)The total distributions presented in equity for the six months ended June 30, 2022 excludes $21 million in distributions paid to redeemable noncontrolling interests not included in equity.

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

12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Three Months Ended June 30, 2022
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at March 31, 2022	$(105)	$(572)	$37	$(640)
Other comprehensive loss before reclassifications	(6)	(361)	(2)	(369)
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4
Net current-period other comprehensive loss	(2)	(361)	(2)	(365)
Balance at June 30, 2022	$(107)	$(933)	$35	$(1,005)

	Three Months Ended June 30, 2021
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at March 31, 2021	$(118)	$(407)	$(11)	$(536)
Other comprehensive income before reclassifications	—	211	—	211
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income	2	211	—	213
Balance at June 30, 2021	$(116)	$(196)	$(11)	$(323)

	Six Months Ended June 30, 2022
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2021	$(107)	$(676)	$38	$(745)
Other comprehensive loss before reclassifications	(7)	(257)	(3)	(267)
Amounts reclassified from accumulated other comprehensive loss	7	—	—	7
Net current-period other comprehensive loss	—	(257)	(3)	(260)
Balance at June 30, 2022	$(107)	$(933)	$35	$(1,005)

	Six Months Ended June 30, 2021
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2020	$(121)	$(254)	$(12)	$(387)
Other comprehensive income before reclassifications	1	58	1	60
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4
Net current-period other comprehensive income	5	58	1	64
Balance at June 30, 2021	$(116)	$(196)	$(11)	$(323)

The Company has entered into forward exchange contracts, which have been designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $327 million and $341 million at June 30, 2022 and December 31, 2021, respectively, with the fair value totaling $4 million reported primarily within accounts payable and accrued expenses in the consolidated balance sheet at June 30, 2022, and $6 million within prepaid expenses and other current assets at December 31, 2021. Based on the amounts recorded in accumulated other comprehensive loss at June 30,

2022, the Company estimates that it will recognize losses of approximately $4 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation (“First Data”) and its subsidiaries. In June 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecasted interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $137 million and $145 million at June 30, 2022 and December 31, 2021, respectively. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2022, the Company estimates that it will recognize approximately $16 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses its foreign currency-denominated debt as an economic hedge of its net investments in such foreign currency-denominated subsidiaries. The Company has designated its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive (loss) income in the consolidated statements of comprehensive income and will remain in accumulated other comprehensive loss in the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries. The Company recorded foreign currency translation gains (losses) of $181 million and $248 million, net of income tax provision of $61 million and $83 million, during the three and six months ended June 30, 2022, respectively, and $(26) million and $6 million during the three and six months ended June 30, 2021, respectively, in other comprehensive income from the translation of foreign currency-denominated senior notes and commercial paper notes.
13. Share-Based Compensation
The Company recognized $94 million and $61 million of share-based compensation expense during the three months ended June 30, 2022 and 2021, respectively, and $155 million and $127 million of share-based compensation expense during the six months ended June 30, 2022 and 2021, respectively. The Company's share-based compensation awards are typically granted in the first quarter of the year, and may also occur throughout the year in conjunction with acquisitions of businesses. At June 30, 2022, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and awards and performance share units, net of estimated forfeitures, of $636 million is expected to be recognized over a weighted-average period of 2.4 years. During the six months ended June 30, 2022 and 2021, stock options to purchase 1.5 million and 2.4 million shares, respectively, were exercised.
A summary of stock option activity during the six months ended June 30, 2022 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2021	10,229	$56.36
Granted	—	—
Forfeited	(107)	111.90
Exercised	(1,481)	40.45
Stock options outstanding - June 30, 2022	8,641	$58.39	3.93	$295
Stock options exercisable - June 30, 2022	7,890	$53.29	3.55	$295

A summary of restricted stock unit, restricted stock award and performance share unit activity during the six months ended June 30, 2022 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2021	5,074	$101.09	1,392	$96.32
Granted	3,276	93.35	2,751	100.91
Forfeited	(409)	102.08	(62)	103.45
Vested	(1,764)	99.17	—	—
Units and awards - June 30, 2022	6,177	$97.43	4,081	$99.40

On April 1, 2022, in conjunction with the acquisition of Finxact (see Note 4), the Company granted 2.4 million restricted stock units with performance vesting provisions to be measured over two and five years, which are presented as performance share units within the table above.
14. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Income tax provision	$137	$228	$235	$246
Effective income tax rate	22.2%	48.5%	18.2%	31.1%

The income tax provision as a percentage of income before income taxes and income from investments in unconsolidated affiliates was 22.2% and 48.5% for the three months ended June 30, 2022 and 2021, respectively, and was 18.2% and 31.1% for the six months ended June 20, 2022 and 2021, respectively.
The effective income tax rate for the three months ended June 30, 2021 included $134 million of income tax expense attributed to the revaluation of certain net deferred tax liabilities, primarily related to intangible assets and investments in joint ventures recognized at fair value in connection with the acquisition of First Data, reflecting the effect of enacted corporate income tax rate changes in the United Kingdom (tax rate increase from 19% to 25% starting in 2023) and Argentina (tax rate increase from 25% to 35%), partially offset by decreases in uncertain tax positions.
The effective income tax rate for each of the six months ended June 30, 2022 and 2021 includes discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for the six months ended June 30, 2021 also included the impact of the revaluation of certain net deferred tax liabilities described above.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $110 million at June 30, 2022. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $6 million over the next twelve months as a result of possible closure of tax audits, potential audit settlements, and the lapse of the statutes of limitation in various jurisdictions.
As of June 30, 2022, the Company’s U.S. federal income tax return for 2021, and tax returns in certain states and foreign jurisdictions for 2013 through 2021, remain subject to examination by taxing authorities.

15. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	645.2	663.7	648.0	666.1
Common stock equivalents	5.6	9.0	6.0	10.2
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	650.8	672.7	654.0	676.3

For the three months ended June 30, 2022 and 2021, stock options for 2.2 million and 1.2 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the six months ended June 30, 2022 and 2021, stock options for 2.1 million and 1.4 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
16. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Six Months Ended June 30,
(In millions)	2022	2021
Interest paid	$303	$301
Income taxes paid	399	290
Distribution of nonmonetary assets (see Note 10)	111	—
Software obtained under financing arrangements	61	68
Right-of-use assets obtained in exchange for lease liabilities - operating leases	98	71
Right-of-use assets obtained in exchange for lease liabilities - finance leases	69	95

17. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained accruals of $24 million and $32 million at June 30, 2022 and December 31, 2021, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $50 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.1 billion and $1.6 billion at June 30, 2022 and December 31, 2021, respectively.
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
To the extent the Company maintains a majority controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence but not control in an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $46 million and $45 million for the three months ended June 30, 2022 and 2021, respectively and $93 million and $90 million for the six months ended June 30, 2022 and 2021, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company had $37 million and $36 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures accounted for under the equity method. Amounts transacted through these agreements, including with InvestCloud through June 2021, totaled $5 million and $13 million during the three months ended June 30, 2022 and 2021, respectively, and $9 million and $26 million during the six months ended June 30, 2022 and 2021, respectively, and were primarily recognized as processing and services revenue in the consolidated statements of income.
Share Repurchase
On May 3, 2021, New Omaha Holdings L.P. (“New Omaha”), a shareholder of the Company, completed an underwritten secondary public offering of 23.0 million shares of Fiserv, Inc. common stock (the “offering”). The Company did not sell any shares in, nor did it receive any proceeds from, the offering. New Omaha received all of the net proceeds from the offering. In connection with the offering, the Company repurchased from the underwriters 5.0 million shares of its common stock that were subject to the offering, at a price equal to the price per share paid by the underwriters to New Omaha in the offering (the “share repurchase”). The share repurchase totaled $588 million and was funded with cash on hand. The repurchased shares were cancelled and no longer outstanding following the completion of the share repurchase. Prior to the offering, New Omaha owned approximately 13% of the Company’s outstanding shares of common stock. New Omaha owned less than 5% of the Company’s outstanding shares of common stock as of June 30, 2022.
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
Revenue and operating income (loss) for each reportable segment were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended June 30, 2022
Processing and services revenue	$1,668	$760	$1,262	$6	$3,696
Product revenue	233	43	256	222	754
Total revenue	$1,901	$803	$1,518	$228	$4,450
Operating income (loss)	$593	$281	$662	$(676)	$860
Three Months Ended June 30, 2021
Processing and services revenue	$1,432	$708	$1,211	$10	$3,361
Product revenue	234	46	210	200	690
Total revenue	$1,666	$754	$1,421	$210	$4,051
Operating income (loss)	$524	$273	$629	$(782)	$644
Six Months Ended June 30, 2022
Processing and services revenue	$3,078	$1,495	$2,477	$10	$7,060
Product revenue	476	86	503	463	1,528
Total revenue	$3,554	$1,581	$2,980	$473	$8,588
Operating income (loss)	$1,063	$556	$1,280	$(1,193)	$1,706
Six Months Ended June 30, 2021
Processing and services revenue	$2,621	$1,397	$2,375	$22	$6,415
Product revenue	442	93	451	405	1,391
Total revenue	$3,063	$1,490	$2,826	$427	$7,806
Operating income (loss)	$911	$519	$1,207	$(1,518)	$1,119

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following, many of which may continue to be amplified by the COVID-19 pandemic: the duration and intensity of the COVID-19 pandemic, including how quickly the global economy recovers from the impact of the pandemic; governmental and private sector responses to the COVID-19 pandemic and the impact of such responses on us; the impact of the COVID-19 pandemic on our employees, clients, vendors, supply chain, operations and sales; our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; the failure of our vendors and merchants to satisfy their obligations; the successful management of credit and fraud risks in our business and merchant alliances; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, a recession, or intensified international hostilities, and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors included in "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2022 to the comparable period in 2021.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at June 30, 2022.

Overview
Company Background
We are a leading global provider of payments and financial services technology solutions. We serve clients around the globe, including merchants, banks, credit unions, financial technology companies and corporate clients. We provide account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale (“POS”) and business management platform.
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
The businesses in our Acceptance segment provide a wide range of commerce-enabling solutions to merchants of all sizes and types around the world. These solutions include POS merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; CaratSM, our omnichannel commerce ecosystem; Clover, our cloud-based POS and business management platform, which includes a marketplace for proprietary and third-party business applications; and Clover Connect, our independent software vendor (“ISV”) platform. We distribute the products and services in the global Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, ISVs, financial institutions, and other strategic partners in the form of joint venture alliances, revenue sharing alliances, and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of our other segments.
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
The businesses in our Payments segment provide financial institutions and corporate clients around the world with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services; a range of network services, security and fraud protection products; and card production and print services. In addition, the Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, electronic billing, and security and fraud protection products. Clients of the global Payments segment businesses reflect a wide range of industries, including merchants, distribution partners and financial institution customers in our other segments.
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
2022 Acquisitions
On June 1, 2022, we acquired The LR2 Group, LLC (“City POS”), an independent sales organization (“ISO”) that promotes payment processing services and facilitates the sale of point-of-sale equipment for merchants. City POS is included within our

Acceptance segment and expands the reach of our merchant services business. On April 1, 2022, we acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector. Finxact is included within our Fintech segment and advances our digital banking strategy, expanding our account processing, digital, and payments solutions. We acquired these businesses for an aggregate purchase price of approximately $671 million, net of $27 million of acquired cash.
2021 Acquisitions
On November 22, 2021, we acquired BentoBox CMS, Inc. (“BentoBox”), a digital marketing and commerce platform that helps restaurants connect with their guests. BentoBox is included within the Acceptance segment and further expands our Clover dining solutions and commerce and business management capabilities. On November 15, 2021, we acquired a remaining ownership interest in NetPay Solutions Group (“NetPay”), a multi-channel payment service provider offering a range of capabilities around onboarding, customer lifecycle, risk management and settlement to businesses of all sizes. NetPay is included within the Acceptance segment and further expands our merchant services business. On October 1, 2021, we acquired Integrity Payments, LLC (“AIP”), an ISO that promotes payment processing services for merchants and is included within the Acceptance segment. On June 14, 2021, we acquired Spend Labs Inc. (“SpendLabs”), a mobile-native, cloud-based software provider of commercial card payment solutions. SpendLabs is included within the Payments segment and further expands our digital capabilities across mobile and desktop devices for small and mid-sized businesses. On May 4, 2021, we acquired Pineapple Payments Holdings, LLC (“Pineapple Payments”), an ISO that provides payment processing, proprietary technology, and payment acceptance solutions for merchants. Pineapple Payments is included within the Acceptance segment and expands the reach of our payment solutions through its technology- and relationship-led distribution channels. On March 1, 2021, we acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions. Radius8 is included within the Acceptance segment and enhances our ability to help merchants increase sales, expand mobile application registration and improve one-to-one target marketing. On January 22, 2021, we acquired a remaining ownership interest in Ondot Systems, Inc. (“Ondot”), a digital experience platform provider for financial institutions. Ondot is included within the Payments segment and further expands our digital capabilities, enhancing our suite of integrated payments, banking and merchant solutions. We acquired these businesses for an aggregate purchase price of approximately $882 million, net of $43 million of acquired cash, and including earn-out provisions at an aggregate fair value of $34 million. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
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
Beginning in 2021, we began observing increasing shortages and delays in the global supply chain for components and inputs necessary to our businesses, such as semiconductors, paper and plastic, and may experience difficulty procuring those components and inputs in the future on a timely basis or at historical prices. In addition, the impacts of the macroeconomic environment, including supply chain shortages, higher inflation rates, and other global economic conditions, have impacted, and may continue to impact, our business, consumer spending and the economy as a whole.
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

	Three Months Ended June 30,
	2022	2021	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2022	2021	$	%
Revenue:
Processing and services	$3,696	$3,361	83.1%	83.0%	$335	10%
Product	754	690	16.9%	17.0%	64	9%
Total revenue	4,450	4,051	100.0%	100.0%	399	10%
Expenses:
Cost of processing and services	1,502	1,498	40.6%	44.6%	4	—%
Cost of product	542	469	71.9%	68.0%	73	16%
Sub-total	2,044	1,967	45.9%	48.6%	77	4%
Selling, general and administrative	1,546	1,440	34.7%	35.5%	106	7%
Total expenses	3,590	3,407	80.7%	84.1%	183	5%
Operating income	860	644	19.3%	15.9%	216	34%
Interest expense, net	(176)	(175)	(4.0)%	(4.3)%	1	1%
Other (expense) income	(66)	1	(1.5)%	—%	(67)	n/m
Income before income taxes and income from investments in unconsolidated affiliates	618	470	13.9%	11.6%	148	31%
Income tax provision	(137)	(228)	(3.1)%	(5.6)%	(91)	40%
Income from investments in unconsolidated affiliates	128	42	2.9%	1.0%	86	n/m
Net income	609	284	13.7%	7.0%	325	114%
Less: net income attributable to noncontrolling interests	11	15	0.2%	0.4%	(4)	(27)%
Net income attributable to Fiserv, Inc.	$598	$269	13.4%	6.6%	$329	122%

(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Six Months Ended June 30,
	2022	2021	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2022	2021	$	%
Revenue:
Processing and services	$7,060	$6,415	82.2%	82.2%	$645	10%
Product	1,528	1,391	17.8%	17.8%	137	10%
Total revenue	8,588	7,806	100.0%	100.0%	782	10%
Expenses:
Cost of processing and services	2,938	2,895	41.6%	45.1%	43	1%
Cost of product	1,078	979	70.5%	70.4%	99	10%
Sub-total	4,016	3,874	46.8%	49.6%	142	4%
Selling, general and administrative	3,013	2,813	35.1%	36.0%	200	7%
Gain on sale of assets	(147)	—	(1.7)%	—%	(147)	n/m
Total expenses	6,882	6,687	80.1%	85.7%	195	3%
Operating income	1,706	1,119	19.9%	14.3%	587	52%
Interest expense, net	(344)	(351)	(4.0)%	(4.5)%	7	2%
Other (expense) income	(70)	22	(0.8)%	0.3%	(92)	n/m
Income before income taxes and income from investments in unconsolidated affiliates	1,292	790	15.0%	10.1%	502	64%
Income tax provision	(235)	(246)	(2.7)%	(3.2)%	11	(4)%
Income from investments in unconsolidated affiliates	234	58	2.7%	0.7%	176	n/m
Net income	1,291	602	15.0%	7.7%	689	114%
Less: net income attributable to noncontrolling interests	24	29	0.3%	0.4%	(5)	(17)%
Net income attributable to Fiserv, Inc.	$1,267	$573	14.8%	7.3%	$694	121%

(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2022	$1,901		$803		$1,518		$228	$4,450
2021	1,666		754		1,421		210	4,051
Revenue growth	$235		$49		$97		$18	$399
Revenue growth percentage	14%		6%		7%			10%
Operating income (loss):
2022	$593		$281		$662		$(676)	$860
2021	524		273		629		(782)	644
Operating income growth	$69		$8		$33		$106	$216
Operating income growth percentage	13%		3%		5%			34%
Operating margin:
2022	31.2%		35.0%		43.6%			19.3%
2021	31.4%		36.2%		44.3%			15.9%
Operating margin (decline) growth (1)	(20)	bps	(120)	bps	(70)	bps		340	bps

	Six Months Ended June 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2022	$3,554		$1,581		$2,980		$473	$8,588
2021	3,063		1,490		2,826		427	7,806
Revenue growth	$491		$91		$154		$46	$782
Revenue growth percentage	16%		6%		5%			10%
Operating income (loss):
2022	$1,063		$556		$1,280		$(1,193)	$1,706
2021	911		519		1,207		(1,518)	1,119
Operating income growth	$152		$37		$73		$325	$587
Operating income growth percentage	17%		7%		6%			52%
Operating margin:
2022	29.9%		35.2%		42.9%			19.9%
2021	29.7%		34.9%		42.7%			14.3%
Operating margin growth (1)	20	bps	30	bps	20	bps		560	bps

(1)Represents the basis point growth or decline in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $399 million, or 10%, in the second quarter of 2022 and $782 million, or 10%, in the first six months of 2022 compared to 2021. The revenue increase was driven by higher processing revenue and product sales across all of our business segments.
Revenue in our Acceptance segment increased $235 million, or 14%, in the second quarter of 2022 and $491 million, or 16%, in the first six months of 2022 compared to 2021. The revenue increase was driven by higher global merchant acquiring payment and transaction volumes, including an increase in global accounts and locations from small and mid-sized businesses to enterprise merchants and ISVs.

Revenue in our Fintech segment increased $49 million, or 6%, in the second quarter of 2022 and $91 million, or 6%, in the first six months of 2022 compared to 2021. The revenue increase was primarily driven by higher processing revenue across our Fintech businesses of 2% and 3%, in the second quarter and first six months of 2022, respectively, while license and termination fee revenue contributed 2% to segment revenue growth both in the second quarter and first six months of 2022.
Revenue in our Payments segment increased $97 million, or 7%, in the second quarter of 2022 and $154 million, or 5%, in the first six months of 2022 compared to 2021. In both the second quarter and first six months of 2022, our debit processing business contributed 3% to Payments revenue growth and our output solutions business contributed 2%, primarily driven by new client growth. Our credit processing business contributed 1% in both the second quarter and first six months of 2022, primarily driven by an increase in active accounts.
Revenue at Corporate and Other increased $18 million, or 9%, in the second quarter of 2022 and $46 million, or 11%, in the first six months of 2022 compared to 2021, primarily due to increased postage revenue.
Total Expenses
Total expenses increased $183 million, or 5%, in the second quarter of 2022 and $195 million, or 3%, in the first six months of 2022 compared to 2021. Total expenses as a percentage of total revenue decreased 340 basis points to 80.7% in the second quarter of 2022 and 560 basis points to 80.1% in the first six months of 2022 compared to 2021. Total expenses as a percentage of total revenue were favorably impacted in the second quarter and first six months of 2022 by a $109 million and $212 million, respectively, reduction in acquisition and integration related expense. Total expenses as a percentage of total revenue for the first six months of 2022 were also favorably impacted by operating leverage accompanying scalable revenue growth and a $147 million pre-tax gain associated with the sale of certain merchant contracts of a joint venture. The favorable impact was partially offset in the second quarter and first six months of 2022 by increased costs associated with our continued investment in our businesses for growth.
Cost of processing and services as a percentage of processing and services revenue decreased to 40.6% in the second quarter of 2022 compared to 44.6% in the second quarter of 2021 and decreased to 41.6% in the first six months of 2022 compared to 45.1% in the first six months of 2021. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in the second quarter and first six months of 2022 by a reduction in acquisition and integration related expenses of approximately 230 basis points and 220 basis points, respectively, as well as strong operating leverage across our businesses. The favorable impact was partially offset by an increase in severance costs of 60 basis points and 80 basis points in the second quarter and first six months of 2022, as well as an increase in costs associated with our continued investment in the business, in both the second quarter and first six months of 2022.
Cost of product as a percentage of product revenue increased to 71.9% in the second quarter of 2022 compared to 68.0% in the second quarter of 2021 and increased to 70.5% in the first six months of 2022 compared to 70.4% in the first six months of 2021. Compared to the prior year period, the cost of product as a percentage of product revenue was generally consistent during the first six months of 2022, while the cost of product as a percentage of product revenue during the second quarter of 2022 increased as a result of increased lower margin postage revenue.
Selling, general and administrative expenses as a percentage of total revenue decreased to 34.7% in the second quarter of 2022 compared to 35.5% in the second quarter of 2021 and decreased to 35.1% in the first six months of 2022 compared to 36.0% in the first six months of 2021. The decrease in selling, general and administrative expenses as a percentage of total revenue in the second quarter and first six months of 2022 was primarily due to a reduction in amortization of acquisition-related intangible assets of approximately 100 basis points in both the second quarter and first six months of 2022.
The $147 million pre-tax gain on sale of assets in the first six months of 2022 resulted from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures.
Operating Income and Operating Margin
Total operating income increased $216 million, or 34%, in the second quarter of 2022 and $587 million, or 52%, in the first six months of 2022 compared to 2021. Total operating margin increased 340 basis points to 19.3% in the second quarter of 2022 and 560 basis points to 19.9% in the first six months of 2022 compared to 2021. Total operating income and total operating margin benefited from revenue growth in the second quarter and first six months of 2022, along with a reduction in acquisition and integration related expenses. Total operating income and total operating margin were also favorably impacted by a $147 million pre-tax gain on the sale of certain merchant contracts of a joint venture in the first six months of 2022. Total operating margin in the second quarter of 2022 was slightly offset by costs associated with our continued investments in our businesses for growth and higher costs due to inflation.

Operating income in our Acceptance segment increased $69 million, or 13%, in the second quarter of 2022 and $152 million, or 17%, in the first six months of 2022 compared to 2021. Operating margin was relatively consistent in both the second quarter and first six months of 2022 compared to 2021. Acceptance segment operating income growth in the first six months of 2022 was primarily due to revenue growth.
Operating income in our Fintech segment increased $8 million, or 3%, in the second quarter of 2022 and $37 million, or 7%, in the first six months of 2022 compared to 2021. Operating margin decreased 120 basis points to 35.0% in the second quarter of 2022 and increased 30 basis points to 35.2% in the first six months of 2022 compared to 2021. Operating income and margin were favorably impacted from an increase in license and termination fee revenue in the first six months of 2022. Operating margin in the second quarter of 2022 was reduced by increased costs related to our continuing investment in the business, including an impact of 90 basis points related to the recent acquisition of Finxact.
Operating income in our Payments segment increased $33 million, or 5%, in the second quarter of 2022 and $73 million, or 6%, in the first six months of 2022 compared to 2021. Operating margin decreased 70 basis points to 43.6% in the second quarter of 2022 and increased 20 basis points to 42.9% in the first six months of 2022 compared to 2021. Payments segment operating margin in the second quarter was primarily reduced by an increase in the lower margin output solutions business and higher costs due to inflation. Payments segment operating income and margin growth in the first six months of 2022 was primarily due to scalable revenue growth from our debit processing business.
The operating loss in Corporate and Other decreased $106 million in the second quarter of 2022 and $325 million in the first six months of 2022 compared to 2021. Corporate and Other was favorably impacted by a reduction in acquisition and integration related expenses and a $147 million pre-tax gain associated with the sale of certain merchant contracts of a joint venture.
Interest Expense, Net
Interest expense, net was relatively consistent in the second quarter of 2022 and decreased $7 million, or 2%, in the first six months of 2022 compared to 2021 primarily due to lower-rate commercial paper borrowings.
Other (Expense) Income
Other (expense) increased $92 million in the first six months of 2022 compared to 2021. Other (expense) income includes net foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Net foreign currency transaction (losses) gains were ($18) million and $1 million in the first six months of 2022 and 2021, respectively. Other (expense) in the first six months of 2022 also included net pre-tax expense of $59 million associated with joint venture debt guarantees. Other income in the first six months of 2021 included $12 million related to a pre-tax gain on the remeasurement of a previously held investment in Ondot to fair value upon acquiring the remaining ownership interest in the entity.
Income Tax Provision
Income tax provision as a percentage of income before income taxes and income from investments in unconsolidated affiliates was 22.2% and 48.5% in the second quarter of 2022 and 2021, respectively, and was 18.2% and 31.1% for the first six months of 2022 and 2021, respectively. For the three months ended June 30, 2021, the effective tax rate included $134 million of income tax expense attributed to the revaluation of certain net deferred tax liabilities, primarily related to intangible assets and investments in joint ventures recognized at fair value in connection with the acquisition of First Data, reflecting the effect of enacted corporate income tax rate changes in the United Kingdom (tax rate increase from 19% to 25% starting in 2023) and Argentina (tax rate increase from 25% to 35%).
The effective income tax rate for each of the six months ended June 30, 2022 and 2021 includes discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for the six months ended June 30, 2021 also included the impact of the revaluation of certain net deferred tax liabilities described above.
Income from Investments in Unconsolidated Affiliates
Our share of net income from affiliates accounted for using the equity method is reported as income from investments in unconsolidated affiliates and the related tax expense is reported within the income tax provision in the consolidated statements of income. Income from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $128 million and $42 million in the second quarter of 2022 and 2021, respectively, and $234 million and $58 million in the first six months of 2022 and 2021, respectively. Income from investments in unconsolidated affiliates in the first six months of 2022 includes pre-tax gains totaling $209 million primarily related to the acquisition-date fair value remeasurement of our previously held equity interest in Finxact of $110 million, as well as $80 million resulting from the dilution of our ownership interest in conjunction with the Sagent, M&C, LLC transaction with a third party. Income from investments in unconsolidated affiliates in the first six months of 2021 included a $33 million pre-tax gain resulting from the sale of our remaining ownership interest in InvestCloud, as well as a $28 million pre-tax gain resulting from the dilution of our ownership interest in connection with the Tegra118 merger with a third party.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $11 million and $15 million in the second quarter of 2022 and 2021, respectively, and $24 million and $29 million in the first six months of 2022 and 2021, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $0.92 and $0.40 in the second quarter of 2022 and 2021, respectively, and was $1.94 and $0.85 in the first six months of 2022 and 2021, respectively. Net income attributable to Fiserv, Inc. per share-diluted in the first six months of 2022 includes a $110 million pre-tax gain from the acquisition-date fair value remeasurement of our previously held equity interest in Finxact. Net income attributable to Fiserv, Inc. per share-diluted in the first six months of 2021 included $134 million of certain discrete tax expenses discussed above.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short term and the long term using cash flow generated by our operations, along with our cash and cash equivalents of $883 million, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity (as further discussed within the Indebtedness section below) under our revolving credit facility of $3.6 billion (net of $2.4 billion of capacity designated for outstanding borrowings under our commercial paper programs and letters of credit) at June 30, 2022.
The following table summarizes our operating cash flow and capital expenditure amounts for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2022	2021	$	%
Net income	$1,291	$602	$689
Depreciation and amortization	1,630	1,635	(5)
Share-based compensation	155	127	28
Deferred income taxes	(317)	(69)	(248)
Gain on sale of assets	(147)	—	(147)
Income from investments in unconsolidated affiliates	(234)	(58)	(176)
Distributions from unconsolidated affiliates	41	13	28
Non-cash impairment charges	—	5	(5)
Net changes in working capital and other	(614)	(242)	(372)
Operating cash flow	$1,805	$2,013	$(208)	(10)%
Capital expenditures, including capitalized software and other intangibles	$718	$494	$224	45%

Our net cash provided by operating activities, or operating cash flow, was $1.8 billion in the first six months of 2022, a decrease of 10% compared with $2.0 billion in the first six months of 2021. This decrease was primarily attributable to higher working capital use compared to the prior period, including increased accounts receivable corresponding to revenue growth, partially offset by improved operating results.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 8% and 6% of our total revenue for the first six months of 2022 and 2021, respectively.

Share Repurchases
We repurchased $1.0 billion and $1.2 billion (including the repurchase described below) of our common stock during the first six months of 2022 and 2021, respectively. As of June 30, 2022, we had approximately 32.1 million shares remaining under our current repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
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
Acquisitions and Dispositions
Acquisitions
In June 2022, we acquired City POS and, in April 2022, we acquired a remaining ownership interest in Finxact. We acquired these businesses for an aggregate purchase price of approximately $671 million, net of $27 million of acquired cash. We funded these acquisitions by utilizing a combination of available cash and commercial paper notes.
In November 2021 we acquired BentoBox, in October 2021 we acquired AIP, in June 2021 we acquired SpendLabs, in May 2021 we acquired Pineapple Payments, and in March 2021 we acquired Radius8. Additionally, in November 2021, we acquired a remaining ownership interest in NetPay, and in January 2021, we acquired a remaining ownership interest in Ondot, in which we previously held noncontrolling equity interests. We acquired these businesses for an aggregate purchase price of $882 million, net of $43 million of acquired cash, and including earn-out provisions at an aggregate fair value of $34 million. We funded these acquisitions by utilizing a combination of available cash, commercial paper notes and existing availability under our revolving credit facility. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Dispositions
In March 2022, we mutually agreed to terminate a merchant alliance joint venture with a minority partner. Upon termination of the joint venture, we received proceeds of $175 million from the sale of certain merchant contracts.
We previously maintained a noncontrolling interest in Tegra118, LLC (“Tegra118”) which was accounted for under the equity method. In February 2021, Tegra118 completed a merger with a third party, resulting in a dilution of our ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud. In connection with the transaction, we made an additional capital contribution, funded under our revolving credit facility, of $200 million into the combined entity and, in June 2021, we sold our entire ownership interest in InvestCloud for $466 million. The net proceeds from the sale were primarily used to pay down outstanding borrowings on our term loan facility.

Indebtedness

(In millions)	June 30, 2022	December 31, 2021
Short-term and current maturities of long-term debt:
Foreign lines of credit	$313	$240
Finance lease and other financing obligations	287	268
Total short-term and current maturities of long-term debt	$600	$508

Long-term debt:
3.500% senior notes due October 2022	$700	$700
0.375% senior notes due July 2023 (Euro-denominated)	526	566
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	640	705
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	526	566
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	526	566
3.000% senior notes due July 2031 (British Pound-denominated)	640	705
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	1,248	916
Euro commercial paper notes	1,168	905
Revolving credit facility	—	97
Receivable securitized loan	485	500
Term loan facility	200	200
Unamortized discount and deferred financing costs	(115)	(125)
Finance lease and other financing obligations	471	528
Total long-term debt	$20,915	$20,729

At June 30, 2022, our debt consisted primarily of $17.5 billion of fixed-rate senior notes and $2.4 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion, and interest on our term loan is paid monthly. Outstanding borrowings under our 3.50% senior notes due in October 2022, the receivable securitized loan, which matures in July 2022, and U.S dollar and Euro commercial paper programs are classified in the consolidated balance sheet as long-term, as we have the intent to refinance these borrowings on a long-term basis through the continued issuance of new commercial paper notes upon maturity, and we also have the ability to refinance such borrowings under our revolving credit facility, as further discussed below.
In June 2022, we entered into a new senior unsecured multicurrency revolving credit facility with substantially the same syndicate of banks that were lenders under our existing amended and restated revolving credit facility, which we voluntarily terminated and replaced. The new credit agreement matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion.
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
The new revolving credit facility contains various restrictions and covenants that require us, among other things, to limit our consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times our consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions.
The term loan facility contains various restrictions and covenants that require us to, among other things, (i) limit our consolidated indebtedness as of the end of each fiscal quarter to no more than 3.5 times our EBITDA during the period of four fiscal quarters then ended, subject to certain exceptions, and (ii) maintain EBITDA of at least 3.0 times our consolidated interest expense as of the end of each fiscal quarter for the period of four fiscal quarters then ended.
During the first six months of 2022, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Effective July 1, 2022, we redeemed $700 million in aggregate principal amount of our outstanding 3.50% senior notes due in October 2022 at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest. We financed the redemption of these notes using proceeds from the issuance of U.S. dollar commercial paper.
Variable Rate Debt
Our variable rate debt consisted of the following at June 30, 2022:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	n/a	30.81%	$313
U.S. dollar commercial paper notes	various	1.98%	1,248
Euro commercial paper notes	various	(0.22%)	1,168
Receivable securitized loan	July 2022	2.64%	485
Term loan facility	July 2024	2.89%	200
Total variable rate debt			$3,414
We maintain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with our international operations and are in various functional currencies, the most significant of which is the Argentine peso.
We maintain U.S. dollar and Euro unsecured commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
As discussed above, we maintain a revolving credit facility with aggregate commitments available for $6.0 billion of total capacity. U.S. dollar borrowings under the credit facility bear interest at a variable rate based on the Secured Overnight Financing Rate (SOFR) or a base rate in the case of U.S. dollar borrowings, in each case plus a specified margin based on our long-term debt rating in effect from time to time. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
First Data Receivables, LLC (“FDR”), a consolidated wholly-owned subsidiary, is a party to certain receivables financing arrangements, including an agreement (“Receivables Financing Agreement”) with certain financial institutions and other persons from time to time party thereto as lenders and group agents. Pursuant to the Receivables Financing Agreement, certain of our wholly-owned subsidiaries have agreed to transfer and contribute receivables to FDR, and FDR may borrow funds secured by liens on those receivables. FDR’s assets are not available to satisfy the obligations of any other of our entities or affiliates, and FDR’s creditors would be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to us. FDR held $1.2 billion in receivables as part of the securitization program, and utilized the receivables as collateral in borrowings of $485 million at June 30, 2022. Outstanding borrowings bear interest at a variable rate based on one-month LIBOR plus a specified margin. At June 30, 2022, the collateral capacity under the Receivables Financing Agreement was $900 million, and the maximum borrowing capacity was $500 million. On July 25, 2022, Fiserv repaid all amounts outstanding under this facility with proceeds from its commercial paper program and terminated the Receivables Financing Agreement.
We maintain a term loan credit agreement with a syndicate of financial institutions. Outstanding borrowings under the term loan bear interest at a variable rate based on one-month LIBOR or a base rate, in each case plus a specified margin based on our long-term debt rating in effect from time to time.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of three months or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets. At June 30, 2022 and December 31, 2021, we held $883 million and $835 million in cash and cash equivalents, respectively.
The table below details the cash and cash equivalents at:

	June 30, 2022			December 31, 2021
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$222	$150	$372	$180	$221	$401
Unavailable (1)	169	342	511	138	296	434
Total	$391	$492	$883	$318	$517	$835
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
Additional information about market risks to which we are exposed, including discussion of risks and potential risks of the COVID-19 pandemic on our business, is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no significant changes to our quantitative and qualitative analyses about market risk during the six months ended June 30, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2022, we implemented SAP S/4HANA, an Enterprise Resource Planning (“ERP”) platform, for our businesses in North America and certain non-U.S. locations to further integrate and upgrade our ERP financial reporting system. In connection with this implementation, we have made enhancements to our processes and procedures which have resulted in changes to our internal control over financial reporting to align with the upgraded system functionality. There were no other changes in internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2022	1,690,000	$100.64	1,690,000	35,515,100
May 1-31, 2022	2,240,000	96.61	2,240,000	33,275,100
June 1-30, 2022	1,172,303	96.83	1,172,303	32,102,797
Total	5,102,303		5,102,303
(1)On November 19, 2020, our board of directors authorized the purchase of up to 60.0 million shares of our common stock. This authorization does not expire.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Exhibit Description

10.1	Non-Employee Director Compensation Schedule*

10.2	Credit Agreement, dated as of June 16, 2022, among Fiserv, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
* This exhibit is a management contract or compensatory plan or arrangement.

**    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.
(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 21, 2022, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	July 27, 2022	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	July 27, 2022	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer