Form 10-Q
period 2022-09-30
FISERV INC
filed 2022-10-28
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2022, there were 635,028,076 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Processing and services (1)	$3,678	$3,407	$10,738	$9,822
Product	840	756	2,368	2,147
Total revenue	4,518	4,163	13,106	11,969
Expenses:
Cost of processing and services	1,443	1,530	4,381	4,425
Cost of product	553	521	1,631	1,500
Selling, general and administrative	1,547	1,476	4,560	4,289
Net (gain) loss on sale of business and other assets	120	—	(27)	—
Total expenses	3,663	3,527	10,545	10,214
Operating income	855	636	2,561	1,755
Interest expense, net	(190)	(172)	(534)	(523)
Other (expense) income	(13)	14	(83)	36
Income before income taxes and income (loss) from investments in unconsolidated affiliates	652	478	1,944	1,268
Income tax provision	(147)	(54)	(382)	(300)
Income (loss) from investments in unconsolidated affiliates	(12)	22	222	80
Net income	493	446	1,784	1,048
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	12	18	36	47
Net income attributable to Fiserv, Inc.	$481	$428	$1,748	$1,001

Net income attributable to Fiserv, Inc. per share – basic	$0.75	$0.65	$2.71	$1.51
Net income attributable to Fiserv, Inc. per share – diluted	$0.75	$0.64	$2.68	$1.49

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	639.6	661.4	645.2	664.6
Diluted	645.0	669.7	651.0	674.1
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $51 million and $46 million for the three months ended September 30, 2022 and 2021, respectively, and $151 million and $160 million for the nine months ended September 30, 2022 and 2021, respectively (see Note 18).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$493	$446	$1,784	$1,048
Other comprehensive loss:
Fair market value adjustment on cash flow hedges, net of income tax benefit (provision) of $2 million, ($1 million), $4 million and ($1 million)	(4)	3	(11)	4
Reclassification adjustment for net realized losses (gains) on cash flow hedges included in cost of processing and services, net of income tax (benefit) provision of ($0 million), $1 million, $0 million and $2 million	1	(2)	—	(6)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense, net of income tax benefit of $1 million, $2 million, $4 million and $4 million	3	4	11	12
Unrealized (loss) gain on defined benefit pension plans, net of income tax benefit (provision) of ($0 million), $0 million, $1 million and ($0 million)	1	—	(2)	1
Foreign currency translation, net of income tax (see Note 12)	(639)	(349)	(937)	(298)
Reclassification adjustment for accumulated foreign currency translation impacts from the sale of a foreign entity included in loss on sale of business, net of income tax benefit of $0 million (see Note 4)	56	—	56	—
Total other comprehensive loss	(582)	(344)	(883)	(287)
Comprehensive income (loss)	$(89)	$102	$901	$761
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	12	18	36	47
Less: other comprehensive loss attributable to noncontrolling interests	(48)	(18)	(89)	(25)
Comprehensive income (loss) attributable to Fiserv, Inc.	$(53)	$102	$954	$739
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$893	$835
Trade accounts receivable, less allowance for doubtful accounts	3,303	2,860
Prepaid expenses and other current assets	1,484	1,523
Settlement assets	14,195	13,652
Total current assets	19,875	18,870
Property and equipment, net	1,924	1,742
Customer relationships, net	8,464	9,991
Other intangible assets, net	3,992	4,018
Goodwill	36,241	36,433
Contract costs, net	886	811
Investments in unconsolidated affiliates	2,390	2,561
Other long-term assets	1,868	1,823
Total assets	$75,640	$76,249
Liabilities and Equity
Accounts payable and accrued expenses	$3,456	$3,550
Short-term and current maturities of long-term debt	528	508
Contract liabilities	545	585
Settlement obligations	14,195	13,652
Total current liabilities	18,724	18,295
Long-term debt	20,847	20,729
Deferred income taxes	3,766	4,172
Long-term contract liabilities	216	225
Other long-term liabilities	944	878
Total liabilities	44,497	44,299
Commitments and Contingencies (see Note 17)
Redeemable Noncontrolling Interests	161	278
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	22,959	22,983
Accumulated other comprehensive loss	(1,539)	(745)
Retained earnings	16,594	14,846
Treasury stock, at cost, 148 million and 134 million shares	(7,696)	(6,140)
Total Fiserv, Inc. shareholders’ equity	30,326	30,952
Noncontrolling interests	656	720
Total equity	30,982	31,672
Total liabilities and equity	$75,640	$76,249
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows (1)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,784	$1,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	982	861
Amortization of acquisition-related intangible assets	1,416	1,554
Amortization of financing costs and debt discounts	33	41
Share-based compensation	244	190
Deferred income taxes	(402)	(266)
Net gain on sale of business and other assets	(27)	—
Income from investments in unconsolidated affiliates	(222)	(80)
Distributions from unconsolidated affiliates	58	17
Non-cash impairment charges	—	6
Other operating activities	(2)	(26)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(521)	(298)
Prepaid expenses and other assets	(203)	(242)
Contract costs	(230)	(210)
Accounts payable and other liabilities	105	97
Contract liabilities	(30)	(1)
Net cash provided by operating activities	2,985	2,691
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(1,148)	(814)
Net proceeds from sale of business and other assets	218	—
Payments for acquisition of businesses, net of cash acquired	(682)	(495)
Distributions from unconsolidated affiliates	110	91
Purchases of investments	(45)	(250)
Proceeds from sale of investments	13	503
Net cash used in investing activities	(1,534)	(965)
Cash flows from financing activities:
Debt proceeds	1,450	5,177
Debt repayments, including debt financing costs	(2,945)	(6,515)
Net proceeds from commercial paper and short-term borrowings	2,020	1,388
Proceeds from issuance of treasury stock	96	105
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,909)	(1,768)
Settlement activity, net	114	386
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(30)	(41)
Payments of acquisition-related contingent consideration	—	(36)
Other financing activities	7	(2)
Net cash used in financing activities	(1,197)	(1,306)
Effect of exchange rate changes on cash and cash equivalents	(84)	(11)
Net change in cash and cash equivalents	170	409
Cash and cash equivalents, beginning balance	3,205	2,569
Cash and cash equivalents, ending balance	$3,375	$2,978
(1)     The company revised, for comparable purposes with the current period’s presentation, the consolidated statement of cash flows presentation for the nine months ended September 30, 2021 to include cash and cash equivalents within settlement assets as a component of total cash and cash equivalents. Additional information is included in Note 1.
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The Company has determined that there have been no material changes to its estimates and assumptions within its consolidated financial statements to date as a result of the continuing impact of the COVID-19 pandemic. The Company will continue to monitor developments related to the COVID-19 pandemic; however, the extent to which the COVID-19 pandemic may impact the Company’s future operational and financial performance remains uncertain and difficult to predict.
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

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows at:

(In millions)	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents on the consolidated balance sheets	$893	$835	$933
Cash and cash equivalents included in settlement assets	2,475	2,361	2,036
Other restricted cash	7	9	9
Total cash and cash equivalents on the consolidated statements of cash flows	$3,375	$3,205	$2,978

The Company revised the consolidated statement of cash flows for the nine months ended September 30, 2021 to reflect settlement cash and cash equivalents within settlement assets as a component of total cash and cash equivalents on the consolidated statement of cash flows. The changes in settlement cash and cash equivalents for the nine months ended September 30, 2022 and 2021 of $114 million and $386 million, respectively, have been included in settlement activity, net within cash flows from financing activities.
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $47 million and $55 million at September 30, 2022 and December 31, 2021, respectively.
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
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this risk. Collateral held by the Company, or funds held by partner banks for the Company’s benefit, is classified within settlement assets and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences some level of losses due to merchant defaults.
The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $18 million for the three months ended September 30, 2022. The aggregate merchant credit loss expense recognized by the Company was not significant for the three months ended September 30, 2021. The Company recognized aggregate merchant credit loss expense of $46 million and $31 million for the nine months ended September 30, 2022 and 2021, respectively. The amount of collateral available to the Company was $1.9 billion and $2.2 billion at September 30, 2022 and December 31, 2021, respectively. The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other relevant factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $32 million and $42 million at September 30, 2022 and December 31, 2021, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s reportable segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2021 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the interest rate environment, the economic impact of the COVID-19 pandemic, or significant changes in the composition of, or assumptions used in, the quantitative test on certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through September 30, 2022.
Other Investments
The Company maintains investments, of which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $141 million and $113 million at September 30, 2022 and December 31, 2021, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other (expense) income in the consolidated statement of income for the period. During the nine months ended September 30, 2021, the Company remeasured its equity interest in Ondot Systems, Inc. (“Ondot”) to fair value upon acquiring a remaining ownership interest, resulting in the recognition of a pre-tax gain of $12 million (see Note 4). Other adjustments made to the values recorded for certain equity securities and gains and losses from sales of equity securities during the three and nine months ended September 30, 2022 and 2021, were not significant.
Derivatives
Derivatives are entered into for periods consistent with related underlying exposures and are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a net investment hedge, changes in the fair value of the derivative are recorded in the foreign currency translation component of other comprehensive loss until the net investment is sold, diluted, or liquidated. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative are recorded in the same line item as the changes in the fair value of the hedged item and recognized in the consolidated statements of income. To the extent a derivative is not designated as a hedge, changes in fair value are recognized in the consolidated statements of income. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Interest expense	$(193)	$(173)	$(542)	$(526)
Interest income	3	1	8	3
Interest expense, net	$(190)	$(172)	$(534)	$(523)

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

Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment. Additional information regarding the Company’s business segments is included in Note 19. The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated outside the U.S. comprising approximately 14% of total revenue for each of the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022 and 2021.

(In millions)	Reportable Segments
Three Months Ended September 30, 2022	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,586	$407	$1,218	$6	$3,217
Hardware, print and card production	254	9	271	—	534
Professional services	5	119	74	—	198
Software maintenance	—	138	7	—	145
License and termination fees	15	36	19	—	70
Output Solutions postage	—	—	—	251	251
Other	18	57	28	—	103
Total revenue	$1,878	$766	$1,617	$257	$4,518

(In millions)	Reportable Segments
Three Months Ended September 30, 2021	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,446	$389	$1,132	$4	$2,971
Hardware, print and card production	232	10	236	—	478
Professional services	12	124	66	—	202
Software maintenance	—	139	2	—	141
License and termination fees	12	45	16	—	73
Output Solutions postage	—	—	—	209	209
Other	14	54	19	2	89
Total revenue	$1,716	$761	$1,471	$215	$4,163

(In millions)	Reportable Segments
Nine Months Ended September 30, 2022	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$4,649	$1,210	$3,486	$18	$9,363
Hardware, print and card production	694	28	744	—	1,466
Professional services	15	366	203	—	584
Software maintenance	—	415	18	—	433
License and termination fees	43	152	79	—	274
Output Solutions postage	—	—	—	712	712
Other	31	176	67	—	274
Total Revenue	$5,432	$2,347	$4,597	$730	$13,106

(In millions)	Reportable Segments
Nine Months Ended September 30, 2021	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$4,044	$1,152	$3,331	$26	$8,553
Hardware, print and card production	636	33	667	—	1,336
Professional services	30	350	195	—	575
Software maintenance	—	417	6	—	423
License and termination fees	33	133	43	—	209
Output Solutions postage	—	—	—	616	616
Other	36	166	55	—	257
Total Revenue	$4,779	$2,251	$4,297	$642	$11,969

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	September 30, 2022	December 31, 2021
Contract assets	$546	$541
Contract liabilities	761	810

Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $499 million of revenue during the nine months ended September 30, 2022 that was included in the contract liability balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at September 30, 2022:

(In millions)
Year Ending December 31,
Remainder of 2022	$649
2023	2,139
2024	1,694
2025	1,248
Thereafter	1,778

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
Acquisition of Finxact
On April 1, 2022, the Company acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector, for approximately $645 million, net of $27 million of acquired cash. The Company previously held a noncontrolling equity interest in Finxact, which was accounted for under the equity method. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of approximately $110 million, included within income (loss) from investments in unconsolidated affiliates during the nine months ended September 30, 2022. Finxact is included within the Fintech segment and advances the Company’s digital banking strategy, expanding its account processing, digital, and payments solutions.
During the three months ended September 30, 2022, the Company identified and recorded measurement period adjustments to the preliminary Finxact purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in a decrease of goodwill of approximately $3 million, with offsetting amounts to the change in goodwill primarily attributable to an increase in identifiable intangible assets, including acquired software and technology. Such measurement period adjustments did not have a material impact on the Company’s consolidated statements of income.
The preliminary allocation of purchase price for Finxact is as follows:

(In millions)
Cash	$27
Other net assets	3
Intangible assets	105
Goodwill	668
Total consideration	$803
Less: fair value of previously held equity interest	(131)
Total purchase price	$672

Identifiable intangible assets consist primarily of acquired software and technology, with a weighted average useful life of six years. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, not expected to be deductible for tax purposes, is primarily attributed to the anticipated value created by the combined scale, core platform modernization, and accelerated delivery of enhanced digital banking solutions offered to financial institutions of all sizes.
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

During 2022, the Company identified and recorded measurement period adjustments to the preliminary BentoBox purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $62 million, with offsetting amounts to the change in goodwill attributable to a decrease in identifiable intangible assets, including acquired software and technology, of $84 million and deferred tax adjustments of $22 million. Such measurement period adjustments did not have a material impact on the Company’s consolidated statements of income. The allocation of purchase price was finalized in the second quarter of 2022 and resulted in the recognition of identifiable intangible assets of $52 million, goodwill of $266 million and other net assets of $23 million. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by the enhanced strength of the Company’s omnichannel platform to drive increased operational efficiencies for restaurants, enabling operators to deliver seamless and distinct hospitality experiences for their diners.
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
Acquisition of Ondot
On January 22, 2021, the Company acquired a remaining ownership interest in Ondot, a digital experience platform provider for financial institutions, for $271 million, net of $13 million of acquired cash and cash equivalents. The Company previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $12 million, included within other (expense) income in the consolidated statement of income during the nine months ended September 30,

2021. Ondot is included within the Payments segment and further expands the Company’s digital capabilities, enhancing its suite of integrated payments, banking and merchant solutions.
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
Other Acquisitions
On September 1, 2022, the Company acquired NexTable, Inc. (“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands the Company’s end-to-end restaurant solutions. On June 1, 2022, the Company acquired The LR2 Group, LLC (“City POS”), an independent sales organization that promotes payment processing services and facilitates the sale of point-of-sale equipment for merchants. City POS is included within the Acceptance segment and expands the reach of the Company’s merchant services business. The Company acquired these businesses for an aggregate purchase price of approximately $41 million, including earn-out provisions estimated at a fair value of approximately $6 million (see Note 7). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets of approximately $20 million, goodwill of approximately $22 million and other net assumed liabilities of approximately $1 million. The allocation of purchase price for the CityPOS acquisition was finalized in the third quarter of 2022. Measurement period adjustments did not have a material impact on the consolidated statements of income. The allocation of purchase price for the NexTable acquisition is preliminary and subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, of which approximately $17 million is expected to be deductible for tax purposes, is primarily attributed to the value created by further expanding the reach of the Company’s payment solutions and through enhanced omnichannel capabilities.

The amounts allocated to identifiable intangible assets for other acquisitions acquired in 2022 were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$9	8 years
Customer relationships	11	10 years
Total	$20	9 years

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
The amounts allocated to identifiable intangible assets for other acquisitions acquired in 2021 were as follows:

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
Dispositions
On September 30, 2022, the Company sold its Korea operations, which were reported within the Acceptance segment, for $50 million, consisting of $43 million in net cash and an equity interest in the buyer of $7 million. The Company recognized a pre-tax loss of $120 million on the sale, recorded within net (gain) loss on sale of business and other assets in the consolidated statements of income. The loss was comprised of the difference between the consideration received and the net carrying amount of the business, including $40 million of allocated goodwill, $48 million of customer relationship net intangible assets and $56 million of accumulated foreign currency translation losses, which were reclassified from accumulated other comprehensive loss.

On October 17, 2022, the Company sold Fiserv Costa Rica, S.A. and its Systems Integration Services operations, which provides information technology engineering services in the U.S. and India, to a single buyer. As part of the agreement, the buyer will provide ongoing services and support to the Company. The transaction is not expected to have a material impact on the Company’s consolidated results of operations.
5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2022
Customer relationships	$14,435	$5,971	$8,464
Acquired software and technology	2,484	1,144	1,340
Trade names	628	277	351
Purchased software	1,111	534	577
Capitalized software and other intangibles	2,334	610	1,724
Total	$20,992	$8,536	$12,456

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2021
Customer relationships	$15,103	$5,112	$9,991
Acquired software and technology	2,522	901	1,621
Trade names	612	228	384
Purchased software	1,133	479	654
Capitalized software and other intangibles	1,879	520	1,359
Total	$21,249	$7,240	$14,009

Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Amortization expense	$608	$642	$1,854	$1,937

6. Investments in Unconsolidated Affiliates
The Company maintains investments in various affiliates that are accounted for as equity method investments, the most significant of which are related to the Company’s merchant alliances. The Company’s share of net income or loss from these investments is reported within income (loss) from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income.
The Company maintains noncontrolling ownership interests in defi SOLUTIONS Group, LLC and Sagent M&C, LLC (collectively the “Lending Joint Ventures”), respectively, which are accounted for under the equity method. In March 2022, Sagent M&C, LLC (“Sagent”) completed a transaction with a third party for the contribution from and the sale by such third party to Sagent of certain intangible and tangible personal property rights, resulting in a dilution of the Company’s ownership interest in Sagent. As a result of the transaction, the Company recognized a pre-tax gain of $80 million within income (loss) from investments in unconsolidated affiliates, with related tax expense of $19 million recorded through the income tax provision, in the consolidated statement of income during the nine months ended September 30, 2022. The Company’s remaining noncontrolling ownership interest in Sagent continues to be accounted for as an equity method investment.
The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at September 30, 2022 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were no outstanding borrowings on the revolving credit facilities at September 30, 2022. The Company has guaranteed this amended debt of the

Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. See Note 7 for additional information.
The Company previously maintained a noncontrolling interest in Tegra118, LLC (“Tegra118”) which was accounted for under the equity method. In February 2021, Tegra118 completed a merger with a third party, resulting in a dilution of the Company’s ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud Holdings, LLC (“InvestCloud”). In connection with the transaction, the Company made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million within income (loss) from investments in unconsolidated affiliates, with related tax expense of $6 million recorded through the income tax provision, in the consolidated statement of income during the nine months ended September 30, 2021. On June 30, 2021, the Company sold its remaining equity method ownership interest in InvestCloud for $466 million, resulting in a pre-tax gain of $33 million recorded within income (loss) from investments in unconsolidated affiliates in the consolidated statements of income, with related tax expense of $8 million recorded through the income tax provision, during the nine months ended September 30, 2021. The Company continues to provide various technical and data center related services under the terms of a pre-existing transition services agreement with InvestCloud.
7. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure. The Company also maintains cross-currency rate swap contracts, designated as net investment hedges, to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro. These derivative instruments are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period (see Note 12). Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated based on the present value of a probability-weighted assessment approach derived from the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	September 30, 2022	December 31, 2021
Assets
Forward exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	Level 2	$—	$6
Cross-currency rate swap contracts designated as net investment hedges	Other long-term assets	Level 2	3	—
Liabilities
Forward exchange contracts designated as cash flow hedges	Accounts payable and accrued expenses	Level 2	$9	$—
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	1	—
Contingent consideration	Accounts payable and accrued expenses	Level 3	6	2
Contingent consideration	Other long-term liabilities	Level 3	4	32
Contingent debt guarantee	Accounts payable and accrued expenses	Level 3	—	4
Contingent debt guarantee	Other long-term liabilities	Level 3	24	—

The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, term loan credit agreement, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $18.8 billion and $21.8 billion at September 30, 2022 and December 31, 2021, respectively, and the carrying value was $20.5 billion and $20.4 billion at September 30, 2022 and December 31, 2021, respectively.

The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures (see Note 6), which are reported within accounts payable and accrued expenses, and other long-term liabilities in the consolidated balance sheets. In April 2022, the Lending Joint Ventures amended their respective term loans and revolving credit facilities, increasing aggregate borrowing capacity by $75 million and extending the maturity to April 2027. The Company elected to guarantee this incremental indebtedness, resulting in aggregate guarantees of $520 million and a pre-tax expense of $62 million, recorded within other (expense) income in the consolidated statement of income and within other operating activities in the consolidated statement of cash flows, during the nine months ended September 30, 2022 related to such debt guarantee obligations. The Company is entitled to receive a defined fee in exchange for its incremental guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $43 million and $10 million approximates the fair value at September 30, 2022 and December 31, 2021, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $2 million and $3 million during the three months ended September 30, 2022 and 2021, respectively, and $8 million and $9 million during the nine months ended September 30, 2022 and 2021, respectively, within other (expense) income in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the joint ventures.
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use (“ROU”) assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
Trade accounts payable	$469	$593
Client deposits	839	783
Accrued compensation and benefits	313	392
Accrued taxes	194	154
Accrued interest	165	216
Other accrued expenses	1,476	1,412
Total	$3,456	$3,550

9. Debt
The Company’s debt consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
Short-term and current maturities of long-term debt:
Foreign lines of credit	$257	$240
Finance lease and other financing obligations	271	268
Total short-term and current maturities of long-term debt	$528	$508

Long-term debt:
3.500% senior notes due October 2022	$—	$700
0.375% senior notes due July 2023 (Euro-denominated)	485	566
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	569	705
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	485	566
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	485	566
3.000% senior notes due July 2031 (British Pound-denominated)	569	705
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	2,578	916
Euro commercial paper notes	1,082	905
Revolving credit facility	45	97
Receivable securitized loan	—	500
Term loan facility	200	200
Unamortized discount and deferred financing costs	(116)	(125)
Finance lease and other financing obligations	565	528
Total long-term debt	$20,847	$20,729

At September 30, 2022, the 0.375% Euro-denominated senior notes due in July 2023 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.
In July 2022, the Company redeemed $700 million in aggregate principal amount of its outstanding 3.50% senior notes due in October 2022 at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest. The Company financed the redemption of these notes using proceeds from the issuance of U.S. dollar commercial paper. The Company also repaid $485 million, representing all amounts outstanding on its receivable securitized loan, in July 2022 using proceeds from the issuance of U.S. dollar commercial paper and terminated the underlying receivables financing agreement.
In June 2022, the Company entered into a new senior unsecured multicurrency revolving credit facility with substantially the same syndicate of banks that were lenders under its existing amended and restated revolving credit facility, which the Company voluntarily terminated and replaced. The new credit agreement matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the new credit facility bear interest at a variable rate based on a Secured Overnight Financing Rate (“SOFR”), or a base rate in the case of U.S. dollar borrowings, in each case, plus a specified margin based on the Company’s long-term debt rating in effect from time to time (4.23% at September 30, 2022). The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The new credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions. The Company was in compliance with all financial debt covenants during the first nine months of 2022.
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $2.6 billion and $916 million at September 30, 2022 and December 31, 2021, respectively, with weighted average interest rates of 3.369% and 0.295%, respectively. Outstanding borrowings under the Euro program were $1.1 billion and $905 million at September 30, 2022 and December 31, 2021, respectively, with weighted average interest rates of 0.804% and (0.420)%, respectively. The Company intends to maintain available capacity under its revolving credit facility in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
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
Effective March 2, 2022, the Company and a joint venture minority partner mutually terminated one of the Company’s merchant alliance joint ventures in which the minority partner held a redeemable noncontrolling interest. In conjunction with this termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture. The Company received proceeds of $175 million from the sale of such merchant contracts of the joint venture, resulting in the recognition of a pre-tax gain of $147 million within net (gain) loss on sale of business and other assets, with related tax expense of $9 million recorded through the income tax provision, in the consolidated statement of income during the nine months ended September 30, 2022.
The following table presents a summary of the redeemable noncontrolling interests activity during the nine months ended September 30:

(In millions)	2022	2021
Balance at beginning of period	$278	$259
Distributions paid to redeemable noncontrolling interests	(28)	(32)
Share of income	22	33
Derecognition of redeemable noncontrolling interest	(111)	—
Balance at end of period	$161	$260

11. Equity
The following tables provide changes in equity during the three and nine months ended September 30, 2022 and 2021:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended September 30, 2022	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	784	141	$8	$23,010	$(1,005)	$16,113	$(7,017)	$700	$31,809
Net income (1)						481		5	486
Distributions paid to noncontrolling interests (2)								(1)	(1)
Other comprehensive loss					(534)			(48)	(582)
Share-based compensation				89					89
Shares issued under stock plans		(1)		(140)			71		(69)
Purchases of treasury stock		8					(750)		(750)
Balance at September 30, 2022	784	148	$8	$22,959	$(1,539)	$16,594	$(7,696)	$656	$30,982

(1)The total net income presented in equity for the three months ended September 30, 2022 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $7 million not included in equity.
(2)The total distributions presented in equity for the three months ended September 30, 2022 excludes $7 million in distributions paid to redeemable noncontrolling interests not included in equity.

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
(2)The total distributions presented in equity for the three months ended September 30, 2021 excludes $12 million in distributions paid to redeemable noncontrolling interests and $8 million in distributions to Bank of America (“BANA”) related to the dissolution of the Company’s Banc of America Merchant Services joint venture (“BAMS”) not included in equity.

	Fiserv, Inc. Shareholders’ Equity

Nine Months Ended September 30, 2022	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	784	134	$8	$22,983	$(745)	$14,846	$(6,140)	$720	$31,672
Net income (1)						1,748		14	1,762
Distributions paid to noncontrolling interests (2)								(2)	(2)
Other comprehensive loss					(794)			(89)	(883)
Share-based compensation				244					244
Shares issued under stock plans		(4)		(268)			194		(74)
Purchases of treasury stock		18					(1,750)		(1,750)
Capital contribution from noncontrolling interest								13	13
Balance at September 30, 2022	784	148	$8	$22,959	$(1,539)	$16,594	$(7,696)	$656	$30,982

(1)The total net income presented in equity for the nine months ended September 30, 2022 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $22 million not included in equity.
(2)The total distributions presented in equity for the nine months ended September 30, 2022 excludes $28 million in distributions paid to redeemable noncontrolling interests not included in equity.

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
(2)The total distributions presented in equity for the nine months ended September 30, 2021 excludes $32 million in distributions paid to redeemable noncontrolling interests and $8 million in distributions to BANA related to the BAMS dissolution not included in equity.

12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Three Months Ended September 30, 2022
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at June 30, 2022	$(107)	$(933)	$35	$(1,005)
Other comprehensive income (loss) before reclassifications	(4)	(591)	1	(594)
Amounts reclassified from accumulated other comprehensive loss	4	56	—	60
Net current-period other comprehensive loss	—	(535)	1	(534)
Balance at September 30, 2022	$(107)	$(1,468)	$36	$(1,539)

	Three Months Ended September 30, 2021
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at June 30, 2021	$(116)	$(196)	$(11)	$(323)
Other comprehensive income (loss) before reclassifications	3	(331)	—	(328)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income (loss)	5	(331)	—	(326)
Balance at September 30, 2021	$(111)	$(527)	$(11)	$(649)

	Nine Months Ended September 30, 2022
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2021	$(107)	$(676)	$38	$(745)
Other comprehensive loss before reclassifications	(11)	(848)	(2)	(861)
Amounts reclassified from accumulated other comprehensive loss	11	56	—	67
Net current-period other comprehensive loss	—	(792)	(2)	(794)
Balance at September 30, 2022	$(107)	$(1,468)	$36	$(1,539)

	Nine Months Ended September 30, 2021
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2020	$(121)	$(254)	$(12)	$(387)
Other comprehensive income (loss) before reclassifications	4	(273)	1	(268)
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive income (loss)	10	(273)	1	(262)
Balance at September 30, 2021	$(111)	$(527)	$(11)	$(649)

Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee (see Note 7). The notional amount of these derivatives was $353 million and $341 million at September 30, 2022 and December 31, 2021, respectively. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2022, the Company estimates that it will recognize losses of approximately $9 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation (“First Data”) and its subsidiaries. In June 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecasted interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $134 million and $145 million at September 30, 2022 and December 31, 2021, respectively. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2022, the Company estimates that it will recognize approximately $15 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
Net Investment Hedges
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company has entered into fixed-to-fixed cross-currency rate swap contracts and also uses its foreign currency-denominated debt as economic hedges of its net investments in such foreign currency-denominated subsidiaries. At September 30, 2022, aggregate notional cross-currency rate swaps of €160 million were designated as net investment hedges to hedge a portion of the Company’s net investment in certain subsidiaries whose functional currency is the Euro. The Company has designated its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound.
The following table outlines the terms of the Company’s cross-currency rate swap contracts at September 30, 2022:

Effective Date of Contract	Maturity Date of Contract	Notional Amount (EUR)		Fixed Rate Paid (EUR)	Fixed Rate Received (USD)
September 1, 2022	June 1, 2025	80	million	2.096%	3.85%
September 15, 2022	July 1, 2026	80	million	1.635%	3.20%
Foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive loss in the consolidated statements of comprehensive income (loss) and will remain in accumulated other comprehensive loss in the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries.
Foreign currency transaction gains related to net investment hedges that were recorded in other comprehensive loss in the consolidated statements of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Cross-currency rate swap contracts	$2	$—	$2	$—
Foreign currency-denominated debt	265	71	513	77

The Company recorded income tax impacts of $89 million and $172 million, during the three and nine months ended September 30, 2022, respectively, in other comprehensive loss from the translation of foreign currency-denominated senior notes, commercial paper notes and cross-currency rate swap contracts.

13. Share-Based Compensation
The Company recognized $89 million and $63 million of share-based compensation expense during the three months ended September 30, 2022 and 2021, respectively, and $244 million and $190 million of share-based compensation expense during the nine months ended September 30, 2022 and 2021, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year, and may also occur throughout the year in conjunction with acquisitions of businesses. At September 30, 2022, the total remaining unrecognized compensation cost for unvested stock options, restricted stock units and awards and performance share units, net of estimated forfeitures, of $563 million is expected to be recognized over a weighted-average period of 2.2 years.
A summary of stock option activity during the nine months ended September 30, 2022 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2021	10,229	$56.36
Granted	—	—
Forfeited	(156)	110.94
Exercised	(2,663)	40.04
Stock options outstanding - September 30, 2022	7,410	$61.07	4.05	$265
Stock options exercisable - September 30, 2022	6,751	$56.07	3.70	$265

A summary of restricted stock unit, restricted stock award and performance share unit activity during the nine months ended September 30, 2022 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2021	5,074	$101.09	1,392	$96.32
Granted	3,407	93.41	2,850	100.86
Forfeited	(568)	100.77	(107)	96.33
Vested	(1,929)	99.57	(1,077)	103.13
Units and awards - September 30, 2022	5,984	$97.18	3,058	$101.02

On April 1, 2022, in conjunction with the acquisition of Finxact (see Note 4), the Company granted 2.4 million restricted stock units with performance vesting provisions to be measured over two and five years, which are presented as performance share units within the table above.
14. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Income tax provision	$147	$54	$382	$300
Effective income tax rate	22.5%	11.3%	19.7%	23.7%

The income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 22.5% and 11.3% for the three months ended September 30, 2022 and 2021, respectively, and was 19.7% and 23.7% for the nine months ended September 30, 2022 and 2021, respectively.
The effective income tax rate for the three months ended September 30, 2021 included discrete tax benefits from subsidiary restructurings and changes in uncertain tax positions.

The effective income tax rate for each of the nine months ended September 30, 2022 and 2021 includes discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for the nine months ended September 30, 2021 also included $134 million of income tax expense attributed to the revaluation of certain net deferred tax liabilities, primarily related to intangible assets and investments in joint ventures recognized at fair value in connection with the acquisition of First Data, reflecting the effect of enacted corporate income tax rate changes in the United Kingdom (tax rate increase from 19% to 25% starting in 2023) and Argentina (tax rate increase from 25% to 35%).
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $108 million at September 30, 2022. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $5 million over the next twelve months as a result of possible closure of tax audits, potential audit settlements, and the lapse of the statutes of limitation in various jurisdictions.
As of September 30, 2022, the Company’s U.S. federal income tax return for 2021, and tax returns in certain states and foreign jurisdictions for 2015 through 2021, remain subject to examination by taxing authorities.
15. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	639.6	661.4	645.2	664.6
Common stock equivalents	5.4	8.3	5.8	9.5
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	645.0	669.7	651.0	674.1

For each of the three months ended September 30, 2022 and 2021, stock options for 1.6 million shares were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the nine months ended September 30, 2022 and 2021, stock options for 1.8 million and 1.5 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
16. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Nine Months Ended September 30,
(In millions)	2022	2021
Interest paid	$563	$533
Income taxes paid	596	555
Treasury stock purchases settled after the balance sheet date	11	—
Distribution of nonmonetary assets (see Note 10)	111	—
Software obtained under financing arrangements	59	143
Right-of-use assets obtained in exchange for lease liabilities - operating leases	109	75
Right-of-use assets obtained in exchange for lease liabilities - finance leases	221	183

17. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained accruals of $24 million and $32 million at September 30, 2022 and December 31, 2021, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $60 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.6 billion at both September 30, 2022 and December 31, 2021.
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
To the extent the Company maintains a majority controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence but not control in an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $47 million and $42 million for the three months ended September 30, 2022 and 2021, respectively and $140 million and $132 million for the nine months ended September 30, 2022 and 2021, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company had $55 million and $36 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures accounted for under the equity method. Amounts transacted through these agreements, including with InvestCloud through June 2021, totaled $5 million and $6 million during the three months ended September 30, 2022 and 2021, respectively, and $14 million and $32 million during the nine months ended September 30, 2022 and 2021, respectively, and were primarily recognized as processing and services revenue in the consolidated statements of income.
Share Repurchase
On May 3, 2021, New Omaha Holdings L.P. (“New Omaha”), a shareholder of the Company, completed an underwritten secondary public offering of 23.0 million shares of Fiserv, Inc. common stock (the “offering”). The Company did not sell any shares in, nor did it receive any proceeds from, the offering. New Omaha received all of the net proceeds from the offering. In connection with the offering, the Company repurchased from the underwriters 5.0 million shares of its common stock that were subject to the offering, at a price equal to the price per share paid by the underwriters to New Omaha in the offering (the “share repurchase”). The share repurchase totaled $588 million and was funded with cash on hand. The repurchased shares were cancelled and no longer outstanding following the completion of the share repurchase. Prior to the offering, New Omaha owned approximately 13% of the Company’s outstanding shares of common stock. New Omaha owned less than 5% of the Company’s outstanding shares of common stock as of September 30, 2022.
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

Revenue and operating income (loss) for each reportable segment were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended September 30, 2022
Processing and services revenue	$1,603	$737	$1,333	$5	$3,678
Product revenue	275	29	284	252	840
Total revenue	$1,878	$766	$1,617	$257	$4,518
Operating income (loss)	$610	$261	$738	$(754)	$855
Three Months Ended September 30, 2021
Processing and services revenue	$1,458	$718	$1,227	$4	$3,407
Product revenue	258	43	244	211	756
Total revenue	$1,716	$761	$1,471	$215	$4,163
Operating income (loss)	$552	$275	$643	$(834)	$636
Nine Months Ended September 30, 2022
Processing and services revenue	$4,681	$2,232	$3,810	$15	$10,738
Product revenue	751	115	787	715	2,368
Total revenue	$5,432	$2,347	$4,597	$730	$13,106
Operating income (loss)	$1,673	$817	$2,018	$(1,947)	$2,561
Nine Months Ended September 30, 2021
Processing and services revenue	$4,079	$2,115	$3,602	$26	$9,822
Product revenue	700	136	695	616	2,147
Total revenue	$4,779	$2,251	$4,297	$642	$11,969
Operating income (loss)	$1,463	$794	$1,850	$(2,352)	$1,755

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following, many of which may continue to be amplified by the COVID-19 pandemic: the continuing impact of the COVID-19 pandemic on our employees, clients, vendors, supply chain, operations and sales; our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; the failure of our vendors and merchants to satisfy their obligations; the successful management of credit and fraud risks in our business and merchant alliances; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, a recession, or intensified international hostilities, and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors included in "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2022 to the comparable period in 2021.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at September 30, 2022.

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
2022 Acquisitions
On September 1, 2022, we acquired NexTable, Inc. (“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands our end-to-end restaurant solutions.

On June 1, 2022, we acquired The LR2 Group, LLC (“City POS”), an independent sales organization (“ISO”) that promotes payment processing services and facilitates the sale of point-of-sale equipment for merchants. City POS is included within the Acceptance segment and expands the reach of our merchant services business. On April 1, 2022, we acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector. Finxact is included within the Fintech segment and advances our digital banking strategy, expanding our account processing, digital, and payments solutions. We acquired these businesses for an aggregate purchase price of approximately $686 million, net of $27 million of acquired cash, and including earn-out provisions at an aggregate fair value of approximately $6 million.
2022 Dispositions
On September 30, 2022, we sold our Korea operations, which were reported in our Acceptance segment. On October 17, 2022, we sold Fiserv Costa Rica, S.A. and our Systems Integration Services operations, which provides information technology engineering services in the United States (“U.S.”) and India, to a single buyer. As part of the agreement, the buyer will provide us with ongoing services and support. These divestitures were the result of a strategic review of our business portfolio.
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
In addition to the trends described above, during the past 25 years, the number of financial institutions in the U.S. has declined at a relatively steady rate of approximately 3% per year, primarily as a result of voluntary mergers and acquisitions. Rather than reducing the overall market, these consolidations transfer accounts among financial institutions. If a client loss occurs due to merger or acquisition, we typically receive a contract termination fee based on the size of the client and how early in the contract term the contract is terminated. These fees can vary from period to period with the variance depending on the quantum of financial institution merger activity in a given period and whether or not our clients are involved in the activity. Our focus on long-term client relationships and recurring, transaction-oriented products and services has also reduced the impact that consolidation in the financial services industry has had on us. We believe that the integration of our products and services creates a compelling value proposition for our clients by providing, among other things, new sources of revenue and opportunities to reduce their costs. Furthermore, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth.
Recent Market Conditions
The coronavirus (“COVID-19”) pandemic has and may continue to impact our employees, clients, vendors, supply chain, operations and sales. Further developments surrounding COVID-19 are uncertain and may impact our future operational and financial performance and remain difficult to predict.
The effects of the macroeconomic environment, including supply chain shortages, higher inflation and interest rates and other global economic conditions, have impacted, and may continue to impact, our business, consumer spending and the economy as a whole. In 2021, we began observing increasing shortages and delays in the global supply chain for components and inputs necessary to our businesses, such as semiconductors, paper and plastic, and we may experience difficulty procuring those components and inputs in the future on a timely basis or at historical prices. In addition to intensified political instability globally, the U.S. and other countries in which we operate are experiencing higher inflation and interest rates and slower growth in 2022. We continue to monitor and actively manage our business in response to these unpredictable geopolitical and market conditions as they may adversely impact our operations and financial results.

In addition, operating results for certain foreign countries in which we operate may be adversely impacted by fluctuations in exchange rates for currencies other than the U.S. dollar, including the Euro and British pound sterling. In recent months, the U.S. dollar has strengthened against certain foreign currencies in countries in which we operate, which negatively impacts our revenue and earnings. While the majority of our revenue is earned domestically, we continually monitor the foreign exchange rate environment in an effort to help mitigate these risks.
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

	Three Months Ended September 30,
	2022	2021	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2022	2021	$	%
Revenue:
Processing and services	$3,678	$3,407	81.4%	81.8%	$271	8%
Product	840	756	18.6%	18.2%	84	11%
Total revenue	4,518	4,163	100.0%	100.0%	355	9%
Expenses:
Cost of processing and services	1,443	1,530	39.2%	44.9%	(87)	(6)%
Cost of product	553	521	65.8%	68.9%	32	6%
Sub-total	1,996	2,051	44.2%	49.3%	(55)	(3)%
Selling, general and administrative	1,547	1,476	34.2%	35.5%	71	5%
Net loss on sale of business and other assets	120	—	2.7%	—%	120	—%
Total expenses	3,663	3,527	81.1%	84.7%	136	4%
Operating income	855	636	18.9%	15.3%	219	34%
Interest expense, net	(190)	(172)	(4.2)%	(4.1)%	18	10%
Other (expense) income	(13)	14	(0.3)%	0.3%	(27)	n/m
Income before income taxes and income (loss) from investments in unconsolidated affiliates	652	478	14.4%	11.5%	174	36%
Income tax provision	(147)	(54)	(3.3)%	(1.3)%	93	n/m
Income (loss) from investments in unconsolidated affiliates	(12)	22	(0.3)%	0.5%	(34)	n/m
Net income	493	446	10.9%	10.7%	47	11%
Less: net income attributable to noncontrolling interests	12	18	0.3%	0.4%	(6)	(33)%
Net income attributable to Fiserv, Inc.	$481	$428	10.6%	10.3%	$53	12%

(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Nine Months Ended September 30,
	2022	2021	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2022	2021	$	%
Revenue:
Processing and services	$10,738	$9,822	81.9%	82.1%	$916	9%
Product	2,368	2,147	18.1%	17.9%	221	10%
Total revenue	13,106	11,969	100.0%	100.0%	1,137	9%
Expenses:
Cost of processing and services	4,381	4,425	40.8%	45.1%	(44)	(1)%
Cost of product	1,631	1,500	68.9%	69.9%	131	9%
Sub-total	6,012	5,925	45.9%	49.5%	87	1%
Selling, general and administrative	4,560	4,289	34.8%	35.8%	271	6%
Net gain on sale of business and other assets	(27)	—	(0.2)%	—%	(27)	n/m
Total expenses	10,545	10,214	80.5%	85.3%	331	3%
Operating income	2,561	1,755	19.5%	14.7%	806	46%
Interest expense, net	(534)	(523)	(4.1)%	(4.4)%	11	2%
Other (expense) income	(83)	36	(0.6)%	0.3%	(119)	n/m
Income before income taxes and income from investments in unconsolidated affiliates	1,944	1,268	14.8%	10.6%	676	53%
Income tax provision	(382)	(300)	(2.9)%	(2.5)%	(82)	27%
Income from investments in unconsolidated affiliates	222	80	1.7%	0.7%	142	n/m
Net income	1,784	1,048	13.6%	8.8%	736	70%
Less: net income attributable to noncontrolling interests	36	47	0.3%	0.4%	(11)	(23)%
Net income attributable to Fiserv, Inc.	$1,748	$1,001	13.3%	8.4%	$747	75%

(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended September 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2022	$1,878		$766		$1,617		$257	$4,518
2021	1,716		761		1,471		215	4,163
Revenue growth	$162		$5		$146		$42	$355
Revenue growth percentage	9%		1%		10%			9%
Operating income (loss):
2022	$610		$261		$738		$(754)	$855
2021	552		275		643		(834)	636
Operating income growth (decline)	$58		$(14)		$95		$80	$219
Operating income growth (decline) percentage	11%		(5)%		15%			34%
Operating margin:
2022	32.4%		34.1%		45.6%			18.9%
2021	32.2%		36.0%		43.7%			15.3%
Operating margin growth (decline) (1)	20	bps	(190)	bps	190	bps		360	bps

	Nine Months Ended September 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2022	$5,432		$2,347		$4,597		$730	$13,106
2021	4,779		2,251		4,297		642	11,969
Revenue growth	$653		$96		$300		$88	$1,137
Revenue growth percentage	14%		4%		7%			9%
Operating income (loss):
2022	$1,673		$817		$2,018		$(1,947)	$2,561
2021	1,463		794		1,850		(2,352)	1,755
Operating income growth	$210		$23		$168		$405	$806
Operating income growth percentage	14%		3%		9%			46%
Operating margin:
2022	30.8%		34.8%		43.9%			19.5%
2021	30.6%		35.3%		43.1%			14.7%
Operating margin growth (decline) (1)	20	bps	(50)	bps	80	bps		480	bps

(1)Represents the basis point growth or decline in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $355 million, or 9%, in the third quarter of 2022 and $1,137 million, or 9%, in the first nine months of 2022 compared to 2021. The revenue increase was driven by higher processing revenue and product sales across all of our business segments, and was partially offset by a 2% decrease in both the third quarter and first nine months of 2022 due to foreign exchange fluctuations.
Revenue in our Acceptance segment increased $162 million, or 9%, in the third quarter of 2022 and $653 million, or 14%, in the first nine months of 2022 compared to 2021. The revenue increase was driven by higher global merchant acquiring payment and transaction volumes, including an increase in global accounts and locations.

Revenue in our Fintech segment increased $5 million, or 1%, in the third quarter of 2022 and $96 million, or 4%, in the first nine months of 2022 compared to 2021. The revenue increase was primarily driven by higher processing revenue across our Fintech businesses of 2% and 3%, in the third quarter and first nine months of 2022, respectively. The revenue growth in the third quarter of 2022 was partially offset by a 1% decrease in license and termination fee revenue compared to 2021.
Revenue in our Payments segment increased $146 million, or 10%, in the third quarter of 2022 and $300 million, or 7%, in the first nine months of 2022 compared to 2021. In the third quarter and first nine months of 2022, our debit processing business contributed 5% and 4%, respectively, to Payments revenue growth driven by new client wins on our network services; our credit processing business contributed 2% and 1%, respectively, primarily driven by an increase in active accounts; and our Output Solutions business contributed 3% and 2%, respectively, primarily driven by new client growth.
Revenue at Corporate and Other increased $42 million, or 20%, in the third quarter of 2022 and $88 million, or 14%, in the first nine months of 2022 compared to 2021, primarily due to increased postage revenue.
Total Expenses
Total expenses increased $136 million, or 4%, in the third quarter of 2022 and $331 million, or 3%, in the first nine months of 2022 compared to 2021. Total expenses as a percentage of total revenue decreased 360 basis points to 81.1% in the third quarter of 2022 and 480 basis points to 80.5% in the first nine months of 2022 compared to 2021. Total expenses as a percentage of total revenue were favorably impacted in the third quarter and first nine months of 2022 by a $156 million and $368 million, respectively, reduction in acquisition and integration related expense. Total expenses as a percentage of total revenue for the first nine months of 2022 were also favorably impacted by operating leverage accompanying scalable revenue growth, partially offset by increased costs associated with our continued investment in businesses for growth.
Cost of processing and services as a percentage of processing and services revenue decreased to 39.2% in the third quarter of 2022 compared to 44.9% in the third quarter of 2021 and to 40.8% in the first nine months of 2022 compared to 45.1% in the first nine months of 2021. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in the third quarter and first nine months of 2022 by a reduction in acquisition and integration related expenses of approximately 330 basis points and 240 basis points, respectively, as well as strong operating leverage across our businesses. The favorable impact was partially offset by an increase in severance costs of approximately 60 basis points in the first nine months of 2022.
Cost of product as a percentage of product revenue decreased to 65.8% in the third quarter of 2022 compared to 68.9% in the third quarter of 2021 and to 68.9% in the first nine months of 2022 compared to 69.9% in the first nine months of 2021. The cost of product as a percentage of product revenue improved in the third quarter and first nine months of 2022 as a result of revenue mix, including a decrease in lower margin hardware revenue in the third quarter of 2022.
Selling, general and administrative expenses as a percentage of total revenue decreased to 34.2% in the third quarter of 2022 compared to 35.5% in the third quarter of 2021 and to 34.8% in the first nine months of 2022 compared to 35.8% in the first nine months of 2021. The decrease in selling, general and administrative expenses as a percentage of total revenue in the third quarter and first nine months of 2022 was primarily due to a reduction in amortization of acquisition-related intangible assets of approximately 100 basis points in both the third quarter and first nine months of 2022.
The $120 million pre-tax loss on sale of business in the third quarter of 2022 resulted from the sale of our Korea operations. This loss was offset in the first nine months of 2022 from the $147 million pre-tax gain on sale of assets, which resulted from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures.
Operating Income and Operating Margin
Total operating income increased $219 million, or 34%, in the third quarter of 2022 and $806 million, or 46%, in the first nine months of 2022 compared to 2021. Total operating margin increased 360 basis points to 18.9% in the third quarter of 2022 and 480 basis points to 19.5% in the first nine months of 2022 compared to 2021. Total operating income and total operating margin benefited from revenue growth in the third quarter and first nine months of 2022, along with a reduction in acquisition and integration related expenses. Total operating margin in the third quarter and first nine months of 2022 was slightly offset by costs associated with our continued investments in our businesses for growth as well as increased severance costs.
Operating income in our Acceptance segment increased $58 million, or 11%, in the third quarter of 2022 and $210 million, or 14%, in the first nine months of 2022 compared to 2021. Operating margin increased 20 basis points to 32.4% in the third quarter of 2022 and 20 basis points to 30.8% in the first nine months of 2022 compared to 2021. Operating income growth in our Acceptance segment was primarily due to revenue growth in the first nine months of 2022.

Operating income in our Fintech segment decreased $14 million, or 5%, in the third quarter of 2022 and increased $23 million, or 3%, in the first nine months of 2022 compared to 2021. Operating margin decreased 190 basis points to 34.1% in the third quarter of 2022 and decreased 50 basis points to 34.8% in the first nine months of 2022 compared to 2021. Operating income and margin were unfavorably impacted from a decrease in license and termination fee revenue of approximately 100 basis points in the third quarter of 2022 compared to the prior year period. Operating margin in the third quarter and first nine months of 2022 were also reduced by increased costs related to our continuing investment in the business, including an impact of 110 basis points and 70 basis points, respectively, related to the recent acquisition of Finxact.
Operating income in our Payments segment increased $95 million, or 15%, in the third quarter of 2022 and $168 million, or 9%, in the first nine months of 2022 compared to 2021. Operating margin increased 190 basis points to 45.6% in the third quarter of 2022 and 80 basis points to 43.9% in the first nine months of 2022 compared to 2021. Payments segment operating income and margin growth in the third quarter and first nine months of 2022 was primarily due to scalable revenue growth from our debit and credit processing businesses along with a reduction in lower margin revenue in our prepaid business.
The operating loss in Corporate and Other decreased $80 million in the third quarter of 2022 and $405 million in the first nine months of 2022 compared to 2021. Corporate and Other was favorably impacted by approximately $200 million and $480 million reduction in acquisition and integration related costs and amortization of acquisition related intangible assets in the third quarter and first nine months of 2022, respectively. The operating loss in the third quarter of 2022 included a $120 million loss on the sale of our Korea operations and $96 million of increased severance costs in the first nine months of 2022.
Interest Expense, Net
Interest expense, net increased $18 million, or 10%, in the third quarter of 2022 and $11 million, or 2% in the first nine months of 2022 compared to 2021 primarily due to higher interest rates on outstanding borrowings.
Other (Expense) Income
Other expense increased $119 million in the first nine months of 2022 compared to 2021. Other (expense) income includes net foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Net foreign currency transaction (losses) gains were ($35 million) and $8 million in the first nine months of 2022 and 2021, respectively. Other expense in the first nine months of 2022 also includes net pre-tax expense of $57 million associated with joint venture debt guarantees. Other income in the first nine months of 2021 included $12 million related to a pre-tax gain on the remeasurement of a previously held investment in Ondot to fair value upon acquiring the remaining ownership interest in the entity.
Income Tax Provision
Income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 22.5% and 11.3% in the third quarter of 2022 and 2021, respectively, and was 19.7% and 23.7% for the first nine months of 2022 and 2021, respectively. For the three months ended September 30, 2021, the effective tax rate included discrete tax benefits from subsidiary restructurings and changes in uncertain tax positions.
The effective income tax rate for each of the nine months ended September 30, 2022 and 2021 includes discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for the nine months ended September 30, 2021 also included $134 million of income tax expense attributed to the revaluation of certain net deferred tax liabilities, primarily related to intangible assets and investments in joint ventures recognized at fair value in connection with the acquisition of First Data, reflecting the effect of enacted corporate income tax rate changes in the United Kingdom (tax rate increase from 19% to 25% starting in 2023) and Argentina (tax rate increase from 25% to 35%).
Income (Loss) from Investments in Unconsolidated Affiliates
Our share of net income (loss) from affiliates accounted for using the equity method is reported as income (loss) from investments in unconsolidated affiliates, and the related tax expense is reported within the income tax provision in the consolidated statements of income. Income (loss) from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was ($12 million) and $22 million in the third quarter of 2022 and 2021, respectively, and $222 million and $80 million in the first nine months of 2022 and 2021, respectively. Loss from investments in unconsolidated affiliates in the third quarter of 2022 includes our share, or $15 million, of expenses associated with debt refinancing activities at our unconsolidated affiliates. Income from investments in unconsolidated affiliates in the first nine months of 2022 includes pre-tax gains totaling $209 million, primarily related to the acquisition-date fair value remeasurement of our previously held equity interest in Finxact of $110 million, as well as $80 million resulting from the dilution of our ownership interest in conjunction with the Sagent, M&C, LLC transaction with a third party. Income from investments in unconsolidated affiliates in the first nine months of 2021 included a $33 million pre-tax gain resulting from the sale of our remaining ownership interest in InvestCloud, as well as a $28 million pre-tax gain resulting from the dilution of our ownership interest in connection with the Tegra118 merger with a third party.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $12 million and $18 million in the third quarter of 2022 and 2021, respectively, and $36 million and $47 million in the first nine months of 2022 and 2021, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $0.75 and $0.64 in the third quarter of 2022 and 2021, respectively, and $2.68 and $1.49 in the first nine months of 2022 and 2021, respectively. Net income attributable to Fiserv, Inc. per share-diluted in the first nine months of 2021 included $134 million of certain discrete tax expenses discussed above, as well as higher acquisition and integration related expenses.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short term and the long term using cash flow generated by our operations, along with our cash and cash equivalents of $893 million, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $2.3 billion (net of $3.7 billion of capacity designated for outstanding borrowings under our commercial paper programs and letters of credit) at September 30, 2022.
The following table summarizes our operating cash flow and capital expenditure amounts for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2022	2021	$	%
Net income	$1,784	$1,048	$736
Depreciation and amortization	2,431	2,456	(25)
Share-based compensation	244	190	54
Deferred income taxes	(402)	(266)	(136)
Net gain on sale of business and other assets	(27)	—	(27)
Income from investments in unconsolidated affiliates	(222)	(80)	(142)
Distributions from unconsolidated affiliates	58	17	41
Non-cash impairment charges	—	6	(6)
Net changes in working capital and other	(881)	(680)	(201)
Operating cash flow	$2,985	$2,691	$294	11%
Capital expenditures, including capitalized software and other intangibles	$1,148	$814	$334	41%

Our net cash provided by operating activities, or operating cash flow, was $3.0 billion in the first nine months of 2022, an increase of 11% compared to $2.7 billion in the first nine months of 2021. This increase was primarily attributable to improved operating results, partially offset by higher working capital use compared to the prior period, including increased accounts receivable corresponding to revenue growth.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 9% and 7% of our total revenue for the first nine months of 2022 and 2021, respectively.

Share Repurchases
We repurchased $1.8 billion and $1.6 billion (including the repurchase described below) of our common stock during the first nine months of 2022 and 2021, respectively. As of September 30, 2022, we had approximately 24.5 million shares remaining under our current repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
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
Acquisitions and Dispositions
Acquisitions
We acquired NexTable in September 2022, City POS in June 2022 and a remaining ownership interest in Finxact in April 2022, for an aggregate purchase price of approximately $686 million, net of $27 million of acquired cash, and including earn-out provisions at an aggregate fair value of approximately $6 million. We funded these acquisitions by utilizing a combination of available cash and commercial paper notes.
We acquired BentoBox in November 2021, AIP in October 2021, SpendLabs in June 2021, Pineapple Payments in May 2021 and Radius8 in March 2021. Additionally, we acquired a remaining ownership interest in NetPay in November 2021 and a remaining ownership interest in Ondot in January 2021, in which we previously held noncontrolling equity interests. We acquired these businesses for an aggregate purchase price of $882 million, net of $43 million of acquired cash, and including earn-out provisions at an aggregate fair value of $34 million. We funded these acquisitions by utilizing a combination of available cash, commercial paper notes and existing availability under our revolving credit facility. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Dispositions
In September 2022, we sold our Korea operations for $50 million, consisting of $43 million in net cash and an equity interest in the buyer of $7 million. In March 2022, we mutually agreed to terminate a merchant alliance joint venture with a minority partner. Upon termination of the joint venture, we received proceeds of $175 million from the sale of certain merchant contracts. The net proceeds from these dispositions were primarily used to pay down indebtedness and repurchase shares of our common stock.
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

Indebtedness

(In millions)	September 30, 2022	December 31, 2021
Short-term and current maturities of long-term debt:
Foreign lines of credit	$257	$240
Finance lease and other financing obligations	271	268
Total short-term and current maturities of long-term debt	$528	$508

Long-term debt:
3.500% senior notes due October 2022	$—	$700
0.375% senior notes due July 2023 (Euro-denominated)	485	566
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	569	705
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	485	566
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	485	566
3.000% senior notes due July 2031 (British Pound-denominated)	569	705
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	2,578	916
Euro commercial paper notes	1,082	905
Revolving credit facility	45	97
Receivable securitized loan	—	500
Term loan facility	200	200
Unamortized discount and deferred financing costs	(116)	(125)
Finance lease and other financing obligations	565	528
Total long-term debt	$20,847	$20,729

At September 30, 2022, our debt consisted primarily of $16.5 billion of fixed-rate senior notes and $3.7 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion, and interest on our term loan is paid monthly. Outstanding borrowings under our 0.375% Euro-denominated senior notes due in July 2023 and U.S dollar and Euro commercial paper programs are classified in the consolidated balance sheet as long-term, as we have the intent to refinance these borrowings on a long-term basis through the continued issuance of new commercial paper notes upon maturity, and we also have the ability to refinance such borrowings under our revolving credit facility, as further discussed below.
In July 2022, we redeemed $700 million in aggregate principal amount of our outstanding 3.50% senior notes due in October 2022 at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest. We financed the redemption of these notes using proceeds from the issuance of U.S. dollar commercial paper. We also repaid $485 million, representing all amounts outstanding on our receivable securitized loan, in July 2022 using proceeds from the issuance of U.S. dollar commercial paper and terminated the underlying receivables financing agreement.
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
During the first nine months of 2022, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Variable Rate Debt
Our variable rate debt consisted of the following at September 30, 2022:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	n/a	33.53%	$257
U.S. dollar commercial paper notes	various	3.37%	2,578
Euro commercial paper notes	various	0.80%	1,082
Revolving credit facility	June 2027	4.23%	45
Term loan facility	July 2024	4.31%	200
Total variable rate debt		4.62%	$4,162
We maintain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with our international operations and are in various functional currencies, the most significant of which is the Argentine peso.
We maintain U.S. dollar and Euro unsecured commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance. In August 2022, we increased our U.S. commercial paper program borrowing capacity to $6.0 billion to align with the maximum amount of availability under our revolving credit facility.
As discussed above, we maintain a revolving credit facility with aggregate commitments available for $6.0 billion of total capacity. Borrowings under the credit facility bear interest at a variable rate based on a Secured Overnight Financing Rate (“SOFR”) or a base rate in the case of U.S. dollar borrowings, in each case plus a specified margin based on our long-term debt rating in effect from time to time. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
We maintain a term loan credit agreement with a syndicate of financial institutions. Outstanding borrowings under the term loan bear interest at a variable rate based on one-month LIBOR or a base rate, in each case plus a specified margin based on our long-term debt rating in effect from time to time.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of three months or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets. At September 30, 2022 and December 31, 2021, we held $893 million and $835 million in cash and cash equivalents, respectively.

The table below details the cash and cash equivalents at:

	September 30, 2022			December 31, 2021
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$114	$163	$277	$180	$221	$401
Unavailable (1)	228	388	616	138	296	434
Total	$342	$551	$893	$318	$517	$835
(1)Represents cash held by our joint ventures that is not available to fund operations outside of those entities unless the board of directors of the relevant entity declares a dividend, as well as cash held by other entities that are subject to foreign exchange controls in certain countries or regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk refers to the risk that a change in the level of one or more market prices, interest rates, currency exchange rates, indices, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. Our senior management actively monitors certain market risks to which we are exposed, primarily from fluctuations in interest rates and foreign currency exchange rates. In order to limit our exposure to these risks, we may enter into derivative instruments with creditworthy institutions to hedge against changing interest rates and foreign currency rate fluctuations. We currently utilize forward exchange contracts, fixed-to-fixed cross-currency rate swap contracts and other non-derivative hedging instruments to manage risk.
Additional information about market risks to which we are exposed, including discussion of risks and potential risks of the COVID-19 pandemic on our business, is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no significant changes to our quantitative and qualitative analyses about market risk during the nine months ended September 30, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2022	4,249,319	$94.13	4,249,319	27,853,478
August 1-31, 2022	1,455,000	106.66	1,455,000	26,398,478
September 1-30, 2022	1,905,716	102.22	1,905,716	24,492,762
Total	7,610,035		7,610,035
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
_______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iii) the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	October 28, 2022	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	October 28, 2022	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer