Form 10-K
period 2022-12-31
FISERV INC
filed 2023-02-23
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:          1-38962
Fiserv, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1506125
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

255 Fiserv Drive	Brookfield,	WI	53045
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2022 (the last trading day of the second fiscal quarter) was $55,896,739,541 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 17, 2023 was 628,126,357.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2023 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2022.

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the continuing impact of the COVID-19 pandemic on our employees, clients, vendors, supply chain, operations and sales; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, a recession, or intensified international hostilities, and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in this Annual Report on Form 10-K for the year ended December 31, 2022 and in other documents that we file with the Securities and Exchange Commission. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

PART I
In this report, all references to “we,” “us,” “our” and “Fiserv” refer to Fiserv, Inc. (“Fiserv”), and, unless the context otherwise requires, its consolidated subsidiaries.
Item 1.  Business
Overview
Fiserv, Inc. is a leading global provider of payments and financial services technology solutions. We are publicly traded on the NASDAQ Global Select Market and part of the S&P 500 Index. We serve clients around the globe, including merchants, banks, credit unions, other financial institutions and corporate clients. We help clients achieve best-in-class results through a commitment to innovation and excellence in areas including account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale (“POS”) and business management platform. Most of the products and services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature. We serve our global client base by working among our geographic teams across various regions, including the United States and Canada; Europe, Middle East and Africa; Latin America; and Asia Pacific.
In 2022, we had $17.7 billion in total revenue, $3.7 billion in operating income and $4.6 billion of net cash provided by operating activities. Processing and services revenue, which in 2022 represented 82% of our total revenue, is primarily generated from account- and transaction-based fees under multi-year contracts that generally have high renewal rates. We have operations and offices located both within the United States (the “U.S.” or “domestic”) and outside of the U.S. (“international”) with revenues from domestic and international products and services as a percentage of total revenue as follows for the years ended December 31:

(In millions)	2022	2021	2020
Total revenue	$17,737	$16,226	$14,852
Domestic	86%	86%	87%
International	14%	14%	13%

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
Our headquarters are located at 255 Fiserv Drive, Brookfield, Wisconsin 53045, and our telephone number is (262) 879-5000. On October 27, 2022, we announced that we plan to relocate our global headquarters location to Milwaukee, Wisconsin in 2023.
Acceptance
The businesses in our Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. Acceptance solutions enable businesses to securely accept payment transactions online or in-person. Payment transactions include credit, debit, stored-value and loyalty payments online or through a physical POS or mobile device, such as a smartphone or tablet.
The services in this segment include POS merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; Clover, our cloud-based POS and integrated commerce operating system for small and mid-sized businesses (“SMBs”) and independent software vendors (“ISVs”); and Carat℠, our integrated operating system for large businesses. We distribute the products and services in the Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, ISVs, financial institutions, and other strategic partners in the form of joint venture alliances, revenue sharing alliances (“RSAs”), and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of our other segments.
Clover
Clover is our cloud-based POS and integrated operating system for SMBs and ISVs designed to enable businesses to maximize operating effectiveness. The Clover platform includes hardware and software technology necessary to enable SMB merchants to accept payments, process transactions, provide online ordering, maintain an e-commerce presence, and generate consumer loyalty through Clover’s customer engagement tools. By integrating next-generation hardware and software-as-a-service (“SaaS”) applications, Clover has become a leader in enabling omnichannel commerce solutions for SMBs and ISVs, with touchless commerce through QR code-based payments, online ordering solutions, and virtual terminals. We also offer small business owners advance access to capital through our Clover Capital cash advance program.
Carat
Carat is our integrated operating system for large businesses, designed to enable clients to accept more payments, engage more customers, and optimize commerce. Carat helps clients maximize approval rates, reduce declines, lower fraud and chargebacks, reduce costs and improve the customer experience by enabling new capabilities, such as buying online, picking up in store or ordering ahead. Through this integrated operating system, a variety of payment and commerce solutions can be accessed, including payment acceptance, payments optimization, network routing, fraud detection, online electronic benefits transfers and digital payouts. This wide variety of services enables Carat to help clients create more revenue, reduce their cost of payments, reach more consumers, and enable innovative omnichannel transactions such as voice-enabled commerce and payments.
Distribution Channels and Partnerships
Acceptance segment businesses distribute solutions and services through direct sales teams, as well as indirect sales channels, such as agent sales forces, ISVs, value-added resellers (“VARs”), and payment service providers (“PSPs”). We provide agent sales forces, ISVs, VARs and PSPs with specialized sales capabilities and integrated merchant technology solutions to help them grow their businesses and manage their portfolios. Partner technology tools enable real-time access to portfolio activity and pricing management. We also provide marketing services, data analytics and other tools that enable partners to further expand their businesses through local communities, e-commerce channels and specific industry verticals.
In addition, the businesses in our Acceptance segment leverage powerful sales capabilities for financial institution and non-financial institution partners to distribute their products and solutions through strategic arrangements including joint venture alliances, RSAs and referral agreements. These strategic alliances combine our commerce-enabling technology, processing capabilities and management expertise with the distribution capabilities, footprint and customer relationships of our partners.
Fintech
The businesses in our Fintech segment provide financial institutions around the world with the technology solutions they need to run their operations, including products and services that enable financial institutions to process customer deposit and loan accounts and manage an institution’s general ledger and central information files. As a complement to the core account processing functionality, the Fintech segment businesses also provide digital banking, financial and risk management, professional services and consulting, item processing and source capture, and other products and services that support numerous types of financial transactions. Certain of the businesses in the Fintech segment provide products or services to corporate clients to facilitate the management of financial processes and transactions. Many of the products and services offered in the Fintech segment are integrated with products and services provided by our other segments.
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
The principal account processing solutions used by our depository institution clients are Cleartouch®, DNA®, Precision®, Premier®, Signature® and Portico®. All of these systems are available in the U.S., and the DNA and Signature platforms are also available globally. In 2022, we acquired Finxact, Inc. (“Finxact”) to enhance our digital banking offerings. Account processing solutions are offered primarily as an outsourced service or can be installed on client-owned computer systems or those hosted by third parties.
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
Financial Risk Management Solutions
Our Financial Risk Management Solutions products and services deliver operating efficiencies and management insight that enable our clients to protect, manage and grow their businesses. Our Deposit Liquidity solutions enable our clients to retain, monetize and grow their deposit account base while analyzing customer demand and providing for customer short-term liquidity. Our commercial payments solutions provide financial institutions with the infrastructure they need to process, route and settle non-card-based electronic payments, including Automated Clearing House (“ACH”), wire and instant payments, and to efficiently manage associated information flows. Our Digital Efficiency solutions include Nautilus® (a content management product), Frontier™ (a reconciliation product) and Prologue™ Financials, which combines enterprise performance management and financial control offerings to deliver budgeting, planning, financial accounting and automated reconciliation and account certification tools to our clients. These solutions are further complemented by fraud detection and mitigation through our fraud and financial crime risk management solutions. Clients may use our payment platform applications on a licensed or hosted basis, and as an add-on to existing technology or as a stand-alone comprehensive modern payments platform.
Digital Solutions
Our Digital Solutions business includes Experience Digital (“XD”), our principal consumer and business digital banking platform, which includes our Abiliti℠, Architect™, Corillian Online® and Mobiliti™ products. XD is a cloud-based platform that enables customers to perform balance inquiries, view their transaction history and access electronic bill payments, person-to-person digital payments, card services, account and loan originations, funds transfer and personal financial management tools. XD can be highly customized and integrated to multiple products and services, allowing clients to deploy new services quickly and efficiently to increase customer acquisition, engagement and insights.
Our Originate℠ suite of products includes SecureNow™, Credit Sense℠ and LinkLive and enables digital account opening and loan origination services that support multi-channel strategies for financial institutions. Originate is designed to be a single point of origination that qualifies users across a wide range of digital opening and lending opportunities. SecureNow delivers real-time cybersecurity defense capability, integrating industry-leading controls into a single product. Credit Sense helps customers instantly access and monitor credit scores and enables digital marketing offers. LinkLive is a cloud-based multimedia communications solution that includes video communication, online chat and secure messaging, enabling customer engagement and servicing automation. These applications are pre-integrated with our XD platform for rapid deployment to improve digital experiences.
Payments
The businesses in our Payments segment provide financial institutions, corporate clients and the public sector with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services; a range of network services; security and fraud protection products; and card production and print services. In addition, the Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, real-time payments, electronic billing, and security and fraud protection products. Clients of the Payments segment businesses represent a wide range of industries around the world, including merchants, financial institutions and distribution partners in our other segments.
Network and Debit Processing
Our network and debit processing business is a leader in electronic funds transfer services and provides a comprehensive payments solution through a variety of products and services. We provide financial institution clients with a full range of debit processing services, including tokenization, loyalty and reward programs; customized authorization processing; gateway processing to payment networks; ATM managed services and cash and logistics management; and risk management products. We own and operate the Accel®, MoneyPass® and STAR® networks, which provide access to funds at the point-of-sale and ATMs using CardFree Cash℠ and chip and traditional magnetic stripe cards. Our debit processing also provides a range of security, risk and fraud management solutions, which incorporate machine-learning-based predictive technology, that help financial institutions securely operate and grow their business by preventing fraud. Our networks’ POS support delivers comprehensive coverage of PIN and PIN-less authentication support at physical and e-commerce merchants domestically. CardHub provides our clients’ customers with mobile, customizable card management and alert tools that drive engagement and revenue for card issuers. In 2021, we introduced Credit Choice, a fully managed credit card issuing-as-a-service solution which allows community financial institutions to offer their customers a branded credit card that is fully integrated into their debit solutions without the operational burden of managing their own credit card portfolio.

Credit Processing
Our credit processing business provides solutions to financial institutions and other issuers of credit, such as group service providers, retailers and consumer finance companies, to enable them to process credit card transactions on behalf of their customers. Depending on the needs of our client, we deliver these solutions through our proprietary processing platforms, software application licenses, or software-as-a-service hosted in the cloud. Our solutions in North America primarily use our Optis℠ platform to provide transaction authorization and posting, account maintenance and settlement. Our VisionPLUS® software is used globally as both a processing solution and a licensed software solution that enables some clients to process transactions on their own. We also provide financial institutions with solutions that support the lifecycle of a cardholder, including acquisition, fraud detection, credit risk management, servicing, collections and professional services.
Output Solutions
Our Output Solutions business provides business statement and card products and services to clients across a wide variety of industries, including financial services, healthcare, retail, utilities, telecommunications, insurance and travel and entertainment. Our products and services include electronic document management through our electronic document delivery products and services; card manufacturing, personalization and mailing; statement production and mailing; and design and fulfillment of direct mail services.
Digital and Bill Payments
Our digital and bill payments business is comprised of electronic bill payment and presentment services, as well as other digital payment solutions for businesses and consumers, including person-to-person payments, account-to-account transfers and account opening and funding. Our principal electronic bill payment and presentment product for financial and other institutions, CheckFree® RXP®, allows our clients’ customers to manage household bills via an easy-to-use, online tool; view billing and payment information; pay and manage all of their bills in one place; and complete same-day or next-day bill payments to a wide range of billers and others.
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
Biller Solutions
Our biller solutions business provides electronic billing and payment services to companies that deliver bills to their customers, such as utilities, telephone and cable companies, lending institutions and insurance providers. These services enable our clients to reduce costs, collect payments faster through multiple channels and increase customer satisfaction, and provide customers flexible, easy-to-use ways to view and pay their bills. Our clients’ customers access our electronic billing and payment systems by viewing or paying a bill through a financial institution’s bill payment application, using a biller’s website, mobile application, automated phone system or customer service representative, or by paying in-person at one of the many nationwide walk-in payment locations. Because our biller clients are able to receive all of these services from us, we can eliminate the operational complexity and expense of supporting multiple vendor systems or in-house-developed systems.
Prepaid Solutions
Our prepaid solutions include stored value cards offered by our Gift Solutions and Money Network® businesses. The Gift Solutions business provides end-to-end, omnichannel solutions to securely implement and manage gift card programs that help clients drive revenue, engagement and loyalty. These solutions include physical and digital gift card fulfillment, program management, e-commerce gift card storefronts, security and fraud protection, transaction processing services, incentive and rebate cards as well as reloadable and non-reloadable prepaid cards that may be used with a variety of mobile applications. The Money Network service simplifies payment distribution for organizations while reducing or eliminating expenses associated with issuing traditional paper checks. This service also provides consumers without bank accounts with fast, digital access to their money, including wages. Money Network solutions include Electronic Payroll Delivery, government disbursements, digital disbursements and corporate incentives as well as single-load and reloadable prepaid account options. Account holders of the Money Network Electronic Payroll Delivery Service have access to a Money Network Card, Money Network Checks and a robust mobile app to manage their account anytime, anywhere.

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
•Portfolio Management. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps meet client demand; an opportunity to change industry dynamics; a way to achieve business scale that enables competition and operational efficiency; or similar considerations. We expect to divest businesses that are not in line with our market, product or financial strategies.
•Capital Discipline. We intend to make capital allocation decisions that offer the best prospects for our long-term growth and profitability, which may include, among other matters: internal investment; repayment of debt; repurchases of our own shares; or acquisitions.
Servicing the Market
The financial technology industry is highly dynamic, with new innovations entering the market and driving the expectations of our clients globally. The markets for our solutions have specific needs and requirements, with strong emphasis placed by clients on quality, security, service reliability, timely introduction of new capabilities and features, flexibility and value. This requires us to continue our focus on product and service delivery, integration and innovation to meet and exceed the specific needs of our clients. We believe that our financial strength and specialized market knowledge enable us to support our clients to meet their changing preferences. In addition, we believe that our focus on quality, innovation, client service and our commitment of substantial resources to training and technical support helps us to identify and fulfill the needs of our clients.
Product Development
To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. Our development and technology operations apply the expertise of multiple teams to design, develop and maintain specialized products and processing systems. Our products and solutions are designed to meet the preferences and diverse requirements of the international, national, regional or local market-specific merchant and financial services environments of our clients. In developing our products, we use current software development principles, such as service-oriented architecture, to create efficiencies, and we stress interaction with and responsiveness to the needs of our clients.
Resources
Our business depends on a variety of resources to operate including products and services provided to us by third parties. For example, we rely on our human capital resources for product development (including product design and coding), sales, operations (including customer service, technology support, security and compliance) and management; access to financial and telecommunication networks; computers, servers, mainframes, microchips and other computer equipment; and Clover and other POS devices. We periodically review our resource requirements and sources, as well as our relationships with key vendors, to best meet the needs of our business including global sourcing efforts and alternate supplier resourcing. We believe we have access to the resources necessary for our current business needs. More information regarding supply chain risks can be found under the heading “Competitive and Business Risks” in the Risk Factors section of this report and our human capital resources can be found below under the heading “Human Capital.”

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
Competition
The market for technology products and services in the industries we serve is fragmented, highly competitive, and served by a multitude of large and small businesses. Our principal competitors include other large, integrated providers of financial services technology and payment systems, data processing affiliates of large companies, processing centers owned or operated as user cooperatives, financial institutions, merchant acquirers, ISOs, ISVs, payments companies and payment network operators. Our competitors also include global and local IT product and services companies and payment service providers and processors. We expect competition to continue to increase as new companies enter our markets and existing competitors expand or consolidate their product lines and services. Some of these competitors possess substantial financial, sales and marketing resources and can compete with us in various ways, including through the use of integrated product offerings and through pricing and long-standing relationships. Depending on the product or service, competitive factors may include quality, security, innovation, breadth or novelty of features and functionality, client satisfaction, market opportunity, integration, reliability, agility, global reach, multiple distribution channels, service reliability and performance standards, timely introduction of new products and features, platform scalability and flexibility, and value. We believe that we compete favorably in each of these categories. Additional information about competition in our segments is provided below.
Acceptance
Our Acceptance segment competes with merchant acquirers and financial institutions that provide acquiring and processing services to businesses on their own. In many cases, our alliance and commercial partners, such as ISOs and ISVs, compete against each other. We also compete with merchant services providers and, in a number of countries outside of the U.S., our Acceptance segment competes with a growing number of local and regional providers. In addition, payment networks and large technology, media and other integrated payments software providers are increasingly offering products and services that compete with our suite of merchant acquiring solutions.
Fintech
Our products and services in the Fintech segment compete with large, diversified software and service companies and independent suppliers of software products. Existing and potential financial institution clients may also develop and use their own in-house systems. In addition, we compete with vendors that offer similar transaction processing products and services to financial institutions.
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
Government Regulation
Our operations, and the products and services that we offer, are subject to various U.S. federal, state and local regulation, as well as regulation outside the U.S. We are also subject to non-government-issued rules and requirements, such as those promulgated by various payment networks. Failure to comply with these rules and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service and the imposition of civil and criminal penalties, including fines. We may also be required, among other things, to make significant additional investments to comply with rules and regulations, to modify our products or services or the manner in which they are provided, or to limit or change the amount or types of revenue we are able to generate.
Financial Institution Regulations. Because a number of our businesses provide services to regulated financial institutions, we are subject to examination by the U.S. Federal Financial Institutions Examination Council (“FFIEC”). The FFIEC is a formal interagency body empowered to examine significant service providers to financial institutions. The member agencies of the

FFIEC include the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the National Credit Union Administration, and the Consumer Financial Protection Bureau (“CFPB”), which is empowered to conduct rule-making and supervision related to, and enforcement of, “federal consumer financial laws,” some of which apply to products and services offered by our clients. We are also subject to examination by the first three of these agencies which refer to themselves as the Federal Banking Agencies when acting together. We also have a subsidiary that engages in trust activities and is subject to regulation, examination and oversight by the Division of Banking of the Colorado Department of Regulatory Agencies.
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
Certain of our subsidiaries hold payment institution or electronic money licenses. These subsidiaries are subject to regulation and oversight in the jurisdictions in which they operate, and may be required to meet minimum capital maintenance requirements or other obligations. In addition, several of our subsidiaries outside of the U.S. provide services such as merchant terminal leasing, debit processing, acquiring, issuing, factoring and settlement that make them subject to regulation by financial services supervisory agencies, including the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”), the Federal Financial Supervision Agency in Germany, the National Bank of Poland, the Reserve Bank of Australia, the Central Bank of Brazil and the Monetary Authority of Singapore.
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
We have obligations under state laws, such as the California Privacy Rights Act, which gives California consumers more control over the personal information businesses hold about them, as both a “business” and as a “service provider.” In addition, Virginia, Colorado, Utah and Connecticut have passed comprehensive privacy acts that govern the personal data of their residents. We are also subject to the separate security breach notification laws of each of the 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.
In the European Union (“E.U.”) and the U.K., we are subject to the General Data Protection Regulation (“GDPR”), which impose a comprehensive approach to personal data protection and include penalties for non-compliance of up to the greater of 20 million Euro or four percent of a company’s consolidated global revenue. There are numerous additional privacy laws and regulations that apply to our businesses around the world which also provide for significant penalties. Some of these data protection laws, including in the E.U., India, United Arab Emirates and China, impose requirements regarding data rights and security and either prohibit the international transfer of personal data or restrict such transfers absent lawfully recognized transfer mechanisms.
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
Credit Reporting and Debt Collections Regulations. TeleCheck, our check acceptance business, is subject to FCRA and various similar state laws. The collection business within our subsidiary TRS Recovery Services, Inc. (“TRS”) is subject to the U.S. federal Fair Debt Collection Practices Act and various similar state laws. TRS maintains licenses in a number of states in order to engage in collection in those states. TeleCheck and TRS are also subject to regulation, supervision and examination from the CFPB. In addition, several of our subsidiaries are subject to comparable local laws regarding collection activities and obtaining credit reports and our U.K. branch described above also holds FCA permissions for debt collection activities.
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

Human Capital
The Talent and Compensation Committee of our Board of Directors assists the Board of Directors in establishing our compensation philosophy and strategy and overseeing our human capital management strategy which includes maintaining a culture committed to attracting, developing and retaining top talent, supporting diversity and inclusion, fostering innovation, and promoting employee engagement, safety and well-being.
Development and Retention
We are committed to creating a high-performance culture that consistently delivers excellence for our clients and long-term value for our shareholders while providing a workplace experience for our employees that values collaboration, innovation and diversity. Career development and internal mobility are important aspects of our value proposition for employees. We provide employees with numerous training and development opportunities, including through an e-learning platform specifically geared toward global technology associates; our Leading Women program, designed to accelerate the professional growth of female top talent across each of our global regions; our Leading Fiserv program, designed to develop critical leadership skills for frontline managers; our Vision to Results leadership program, focused on driving enterprise goals; and an online learning platform that provides global access to over 25,000 courses. Internal mobility is our primary approach for filling open positions and fostering career advancement for our employees. In an effort to further encourage internal mobility, we launched a global awareness campaign intended to create a sustainable internal talent pipeline while increasing associate retention, job satisfaction and personal and professional growth opportunities.
We have adopted a pay-for-performance philosophy that is designed to recognize performance and reward achievement of our strategic business objectives and financial results. Total compensation consists of a competitive base pay and annual incentive opportunity delivered in a mix of cash and equity that is designed to promote retention and reward the attainment of defined performance goals. We are committed to providing fair pay to our employees regardless of gender, race, ethnicity or any other protected characteristic, and we conduct periodic pay audits to track, measure and evaluate employee compensation. In addition, throughout the year, we celebrate employee contributions and achievements through a peer-based global recognition program that enables recognition and financial rewards.
Diversity and Inclusion
We are committed to cultivating a diverse, respectful and inclusive workplace by:
•Advancing diversity at all levels in the organization, including increasing the representation of women and minorities in leadership positions, requiring consideration of diverse candidates for our Board of Directors and senior leadership positions, dedicating talent acquisition resources focused on hiring diverse individuals, providing career opportunities to the military community, and deepening relationships with historically black colleges and universities, industry networks, and military and veterans’ organizations that provide access to underrepresented populations; and
•Promoting employee awareness through education and participation in diversity and inclusion programs, such as our inclusive leader assessment and coaching program, to develop the competencies necessary to create an inclusive workplace; eight Employee Resource Groups (“ERGs”) with over 6,500 associate members who support each other and mutually elevate professional development; and a host of diversity and inclusion training courses available to all employees.
As of December 31, 2022, we had over 41,000 employees worldwide, approximately 41% of whom were female. In the U.S., approximately 37% of our employees self-identified as racially/ethnically diverse.
We continue to focus on our efforts on supporting our community with several initiatives, including:
•Investing in small, minority-owned businesses by providing financial support, business expertise, and leading technology solutions, as well as through strategic partnerships and community engagement; and
•Strengthening partnerships with organizations focused on human rights, racial equity and social justice, including through work by our ERGs with over 100 community organizations and groups.
Employee Engagement
We value employee engagement and feedback. Throughout the year, we engage with our employees through events such as lunch-and-learns, quarterly all-hands meetings, town halls, leadership meetings and other forums. We encourage managers to meet regularly with their teams and encourage skip-level discussions.

To assess employee engagement, we periodically collect employee feedback through employee engagement surveys, including annual enterprise-wide surveys and issue-specific surveys. These surveys cover a variety of topics, such as engagement, well-being, client experience, communication, teamwork, manager effectiveness, trust and diversity and inclusion. In addition to assessing engagement, the survey results enable us to gain insight into employee perspectives and issues which we use to enhance processes, set priorities and respond to associate concerns.
Safety and Well-Being
We are committed to the safety of our workforce and maintain a global safety program that is designed to protect the safety and well-being of our employees in the workplace, minimize injury and accident frequency and severity, minimize loss to property, equipment and operational disruption, and enable greater associate satisfaction and productivity.
We are also committed to providing comprehensive and competitive benefits to our associates that are responsive to their physical, financial, social and emotional needs. Our benefit offerings include a variety of medical and dental plan choices, mental health and counseling programs, caregiver support programs, enhanced family forming and planning resources, and paid time off. Significantly, we have not increased the cost of health care benefits for our employees in the past two years despite the increased cost of such benefits to the company. Investing in our associates in this way helps us retain top talent and demonstrates our commitment to our employees, our most important asset.
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
The markets for our products and services are highly competitive from new and existing competitors. Our principal competitors include other vendors and providers of financial services technology and payment systems, data processing affiliates of large companies, processing centers owned or operated as user cooperatives, financial institutions, independent sales organizations (“ISOs”), independent software vendors, payments companies and payment network operators. Our competitors vary in size and in the scope and breadth of the services they offer. Many of our larger existing and potential clients have historically developed their key applications in-house. As a result, we may compete against our existing or potential clients’ in-house capabilities. In addition, we expect that the markets in which we compete will continue to attract new technologies and well-funded competitors, including large technology, telecommunication, media and other companies not historically in the financial services and payments industries, start-ups and international providers of products and services similar to ours. In addition, participants in the financial services, payments and technology industries may merge, create joint ventures or engage in other business combinations, alliances and consolidations that may strengthen their existing products and services or create new products and services that compete with ours. We cannot provide any assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us in the markets in which we operate will not materially and adversely affect our business, results of operations and financial condition.
If we fail to keep pace with technological change, we could lose clients or have trouble attracting new clients, and our ability to grow may be limited.
The markets for our products and services are characterized by constant and rapid technological change, evolving industry standards, frequent introduction of new products and services, and increasing client expectations. Our ability to respond timely to these changes, including by enhancing our current products and services and developing and introducing new products and services, will significantly affect our future success. In addition, the success of certain of our products and services rely, in part, on financial institutions, business partners and other third parties promoting the use of or distributing our products and services. If we are unsuccessful in developing, marketing and selling products or services that gain market acceptance, or if third parties insufficiently promote or distribute our products and services, it would likely have a material adverse effect on our ability to retain existing clients, to attract new ones and to grow profitably.
If we are unable to renew contracts on favorable terms or if contracts are terminated prematurely, we could lose clients and our results of operations and financial condition may be adversely affected.
Failure to achieve favorable renewals of client contracts could negatively impact our business. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us or to consider whether to engage one or more of our competitors to provide products and services or to perform the services in-house. Some of our competitors may offer more attractive prices, features or other services that we do not offer, and some clients may desire to perform the services themselves. Larger clients may be able to seek lower prices from us when they renew or extend a contract or the client’s business has significant volume changes. In addition, larger clients may reduce the services we provide if they decide to move services in-house. Further, our small merchant business clients may seek reduced fees due to pricing competition, their own financial condition or pressure from their customers.
We also have contracts with U.S. federal, state and local governments. The contracts with these clients may contain terms that are not typical for non-government clients, such as the right to terminate for convenience, the right to unilaterally modify or reduce work to be provided under the contract, significant or unlimited indemnification obligations and being subject to appropriation of funds for the government contract program. In addition, if any of our government contracts were to be terminated for default, we could be suspended or debarred from contracting with that entity in the future, which could also provide other government clients the right to terminate.
These factors could result in lower revenue from a client than we had anticipated based on our agreement with that client. If we are not successful in achieving high contract renewal rates and favorable contract terms, if contracts are terminated, or if we are prevented from performing work for these clients in the future, our results of operations and financial condition may be materially and adversely affected.
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
The ongoing COVID-19 pandemic and the related government actions taken to prevent the spread of COVID-19 have increased economic uncertainty and financial market volatility and caused a decline in consumer and business confidence, and could further negatively impact the demand for our products and services, including merchant acquiring and payment processing. Ultimately, the extent of the adverse impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition will depend on, among other matters, the duration and intensity of the pandemic; the level of success of global vaccination efforts; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our employees, clients, vendors, supply chain, operations and sales, all of which are uncertain, difficult to predict and may remain prevalent for a significant period of time even after the pandemic subsides. These and other potential negative impacts relating to the COVID-19 pandemic may also heighten or exacerbate the other risk factors described in this Annual Report on Form 10-K.

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
Our operations depend on receiving, storing, processing and transmitting sensitive information pertaining to our business, our employees, our clients and their customers. Under the card network rules, various federal, state and international laws, and client contracts, we are responsible for information provided to us by financial institutions, merchants, ISOs, third-party service providers and others. Preserving the confidentiality of sensitive business and personal information is critical to our business. Any unauthorized access, intrusion, infiltration, network disruption, ransom, denial of service or similar incident could disrupt the integrity, continuity, security and trust of our systems or data, or the systems or data of our clients, partners or vendors. These incidents are often difficult to detect and are constantly evolving. We expect that unauthorized parties will continue to attempt to gain access to our systems or facilities, and those of our clients, partners and vendors, through various means and with increasing sophistication, particularly as cybercriminals attempt to profit from increased online banking, e-commerce and other online activity. These events could create costly litigation, significant financial liability, increased regulatory scrutiny, financial sanctions and a loss of confidence in our ability to serve clients and cause current or potential clients to choose another service provider, all of which could have a material adverse impact on our business. In addition, we expect to continue to invest significant resources to maintain and enhance our information security and controls or to investigate and remediate any security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and that none of the events that we have encountered to date have materially impacted us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data, including protection against unauthorized access and use by our employees, will be successful or sufficient to counter all current and emerging risks and threats. The impact of a material event involving our systems and data, or those of our clients, partners or vendors, could have a material adverse effect on our business, results of operations and financial condition.
Operational failures and resulting interruptions in the availability of our products or services could harm our business and reputation.
Our business depends heavily on the reliability of our systems. An operational failure that results in an interruption in the availability of our products and services could harm our business or cause us to lose clients. An operational failure could involve the hardware, software, data, networks or systems upon which we rely to deliver our services and could be caused by our actions, the actions of third parties or events over which we may have limited or no control. Events that could cause operational failures include, but are not limited to, hardware and software defects or malfunctions, ransomware, denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, pandemics, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In the event of operational failures or damage or disruption to our business due to these occurrences, we may not be able to successfully or quickly recover all of our critical business functions, assets and data through our business continuity program. Implementation delays, interruptions of service or hardware device defects could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of service credits, product recalls or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue, and significantly impact our clients’ businesses and the customers they serve. In addition, a significant interruption of service or product recall could have a negative impact on our reputation and could cause our current and potential clients to choose another service provider. As a provider of payments solutions and other financial services, clients, regulators and others may require enhanced business continuity and disaster recovery plans including frequent testing of such plans. Meeting these various requirements may require a significant investment of time and money. Any of these developments could have a material adverse impact on our business, results of operations and financial condition.
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
We rely on third parties we do not control to provide us with products and services, including payment card networks, acquiring processors, payment card issuers, financial institutions and the Automated Clearing House (“ACH”) network which transmit transaction data, process chargebacks and refunds, and perform clearing services in connection with our settlement activities. If, for example, such third parties stop providing clearing services or limit our volumes, we would need to find other financial institutions to provide those services. In the event these third parties fail to provide these services adequately or in a timely manner, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find timely suitable alternatives, we may no longer be able to provide certain services to customers, which could expose us and our clients to information security, financial, compliance and reputational risks. We may be negatively impacted by a disruption to our supply chain or third-party delivery service providers, including if the factories that manufacture our point-of-sale devices, payment cards or computer chips for payment cards, or paper stock are temporarily closed or experience workforce shortages; shipping services are interrupted or delayed; there are increased lead times, shortages or higher costs for certain materials and components; or there are workforce shortages at our third-party customer support, software development or technology hosting facilities. If we are unable to renew our existing contracts with key vendors and service providers, we might not be able to replace the related product or service at all or at the same cost. Any of these risks could have a material adverse effect on our business, results of operations and financial condition.
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
We offer merchant acquiring, processing and issuing services outside of the U.S., including in the U.K., Germany, Mexico, Uruguay, Argentina, India and Brazil. Our facilities outside of the U.S., and those of our suppliers and vendors, including manufacturing, customer support, software development and technology hosting facilities, are subject to risks, including natural disasters, public health crises, political crises, terrorism, war (such as the war in Ukraine), political instability and other events outside of our or our suppliers’ control. As we continue to expand internationally and grow our client base outside of the U.S., we may face challenges due to the presence of more established competitors and our relative lack of experience in such non-U.S. markets, and we may incur higher than anticipated costs. If we are unable to successfully manage the risks associated with the international operation and expansion of our business, our results of operations and financial condition could be negatively impacted.
Our business has been and may continue to be adversely impacted by U.S. and global market and economic conditions.
For the foreseeable future, we expect to continue to derive revenue primarily from products and services we provide to the financial services industry and from our merchant acquiring business. Given this focus, we are exposed to global economic conditions and adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. Such trends may include, but are not limited to, the following:
•inflation, foreign currency fluctuations, declining economies, social unrest, natural disasters, public health crises, including the occurrence of a contagious disease or illness, and the pace of economic recovery can change consumer spending behaviors, on which a significant portion of our revenues are dependent;
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
A further weakening in the economy or competition from other retailers could also force some retailers to close, resulting in exposure to potential credit losses and declines in transactions, and reduced earnings on transactions due to a potential shift to large discount merchants. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices.
A prolonged poor economic environment, including a potential recession in the U.S. or other economies in which our business operates, could result in significant decreases in demand by current and potential clients for our products and services and in the number and dollar amount of transactions we process or accounts we service, which could have a material adverse effect on our business, results of operations and financial condition.
In Europe, we are continuing to assess the implications of the U.K. leaving the E.U. (“Brexit”). We cannot predict the impact that Brexit, including any future trade agreements, divergence in law or currency fluctuations, will have on our business and our clients, and it is possible that it may adversely affect our operations and financial results.
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
If we or third parties with whom we partner or contract fail to comply with laws and regulations applicable to our business, including state and federal payment, cybersecurity, consumer protection, trade and data privacy laws and regulations, we could be exposed to litigation or regulatory proceedings, our client relationships and reputation could be harmed, and our ability to obtain new clients could be inhibited, which could have a material adverse impact on our business, results of operations and financial condition. Our clients are also subject to numerous laws and regulations applicable to banks, financial institutions and card issuers in the U.S. and abroad, and, consequently, we are at times affected by these federal, state, local and foreign laws and regulations. These laws and regulations are subject to change, and new laws, regulations and interpretations are regularly adopted.
Certain of our subsidiaries are licensed as money transmitters and are required, among other matters, to demonstrate and maintain certain levels of net worth and liquidity and to file periodic reports. Our direct-to-consumer payments businesses are subject to state and federal regulations in the U.S., including state money transmission regulations, anti-money laundering regulations, economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”) and certain privacy regulations, such as the U.S. Gramm-Leach-Bliley Act. Our Money Network Financial, LLC subsidiary must meet the requirements of the Financial Crimes Enforcement Network because it is the program manager for various prepaid card programs. We operate businesses that are subject to credit reporting and debt collection laws and regulations in the U.S. and certain of our subsidiaries are subject to privacy, anti-money laundering, debt collection, and payment institution or electronic money licensing regulations outside the U.S.
We operate our business around the world, including in certain foreign countries with developing economies where companies often engage in business practices that are prohibited by laws applicable to us, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. These laws prohibit, among other things, improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We also derive revenue from transactions involving sales to U.S. federal, state and local governments and their respective agencies, and are subject to various procurement laws, regulations, and contract provisions relating to those contracts. We have implemented policies and training programs to comply with applicable laws, regulations and obligations; however, there can be no assurance that all of our employees, consultants and agents will comply with our policies and all applicable laws and any noncompliance could subject us to fines, penalties and loss of business.
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
The volume and complexity of the regulations that impact our business, directly or indirectly, will continue to increase our cost of doing business. Failure to comply with these laws and regulations, or changes in the regulatory environment, including changing interpretations and the implementation of new, varying or more restrictive laws and regulations by federal, state, local or foreign governments, may result in significant financial penalties, reputational harm, suspension or termination of our ability to provide certain services, or change or restrict the manner in which we currently conduct our business, all of which could have a material adverse impact on our business, results of operations and financial condition.
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
Additional regulation, examination or oversight of our business could require us to modify the manner in which we contract with or provide products and services to our clients; directly or indirectly limit how much we can charge for our services; require us to invest additional time and resources to comply with such oversight and regulations, including in respect of audits, investigations or enforcement actions related to us or third parties; or limit our ability to update our existing products and services, or require us to develop new ones. If this oversight or regulation negatively impacts the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.
Legislative or regulatory initiatives on cybersecurity and data privacy could adversely impact our business and financial results.
Cybersecurity and data privacy risks have received heightened legislative and regulatory attention. In Europe, the General Data Protection Regulation (“GDPR”) extends the scope of the E.U. data protection law to all companies processing data of individuals within the E.U., regardless of the company’s location, subject to certain limitations. The law requires companies to meet stringent requirements regarding the handling of personal data. E.U. data protection law continuously develops and requires significant changes to our policies and procedures. For example, in 2020, the Court of Justice of the E.U. issued a decision that invalidated the European Commission’s adequacy decision for the E.U.-U.S. Privacy Shield Framework and placed additional safeguards necessary for transfers of personal data to the U.S., requiring companies and regulators to conduct case-by-case analyses to determine whether foreign protections concerning government access to transferred data meet E.U. standards. Together with our vendors and clients, we have been directly impacted by this decision, and our ability to transfer data outside the E.U. may be further impacted by determinations made by regulators in the E.U. We are also subject to U.K. GDPR following the U.K.’s exit from the E.U. Single Market and Customs Union. Our efforts to comply with E.U., U.K. and other privacy and data protection laws around the world that apply to our businesses could involve substantial expenses, divert resources from other initiatives and projects and limit the services we are able to offer. There is also increased focus on data localization requirements around the world in countries such as the United Arab Emirates, China and India which could impact our business model with respect to our storage and transfer of personal data. Failure to comply with applicable laws in this area could also result in significant fines, penalties and reputational damage.
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
Losses due to chargebacks, refunds or returns could have a material adverse effect on our business, results of operations and financial condition.
We may be liable if our merchants or other parties that have obligations to deliver goods or services to cardholders fail to satisfy their obligations. For example, we and our merchant acquiring alliances may be subject to contingent liability for transactions originally acquired by us that are disputed by the cardholder and charged back to the merchants or other parties. These disputes could arise from fraud, misuse, unintentional use, settlement delay or failure, insufficiency of funds, returns, a failure to perform a service, or other reasons. If we or the alliance is unable to collect this amount from the merchant or other party because of the merchant’s or other party’s insolvency or other reasons, we or the alliance will bear the loss for the amount of the refund paid to the cardholder. Although we have an active program to manage our credit risk, and often mitigate our risk by obtaining collateral, a default on such obligations by one or more of our merchants or others could have a material adverse effect on our business, and results of operations and financial condition.
Additionally, we may be subject to potential liability for fraudulent transactions, including electronic payment and card transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit, debit or prepaid card, card number or other credentials to record a false sales transaction, processes an invalid card or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. We also rely on ISOs to sell our merchant processing services, which they may do by contracting with their own sub-ISOs. We rely on these ISOs and sub-ISOs to exercise appropriate controls to avoid fraudulent transactions. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud, or otherwise effectively administer our chargeback responsibilities, would increase our chargeback liability and expose us to fines or other liabilities. Increases in chargebacks, fines or other liabilities could have a material adverse effect on our business, results of operations and financial condition.
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
Our balance sheet includes goodwill and intangible assets that represent 59% of our total assets at December 31, 2022. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.
Existing or future leverage may harm our financial condition and results of operations.
At December 31, 2022, we had approximately $21.4 billion of debt. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if certain of our outstanding senior notes or commercial paper notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, including due to further deterioration in economic and market conditions, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.

An increase in interest rates may negatively impact our operating results and financial condition.
Certain of our borrowings, including borrowings under our revolving credit facility, term loan, foreign lines of credit and commercial paper programs, are at variable rates of interest. During 2022, interest rates increased significantly and interest rates may continue to increase or remain at higher than recent historical levels in the future. An increase in interest rates would have a negative impact on our results of operations by causing an increase in interest expense. At December 31, 2022, we had approximately $4.0 billion in variable rate debt, which includes $200 million on our term loan, $233 million drawn on our revolving credit facility and foreign lines of credit, and an aggregate amount of $3.5 billion outstanding under our U.S. dollar and Euro commercial paper programs. Based on outstanding debt balances and interest rates at December 31, 2022, a 1% increase in variable interest rates would result in an increase to annual interest expense of $40 million.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
At December 31, 2022, we owned 19 and leased 141 properties globally. Our real estate strategy includes developing state-of-the art centralized campus environments in strategic locations across the U.S., including in Florida, Georgia, Nebraska, New Jersey and Wisconsin. These locations are used for operational, sales, management and administrative purposes. As a normal part of our business operations, including in connection with the integration of companies that we acquire, we regularly review our real estate portfolio. We may choose to acquire or dispose of properties in order to maintain a real estate footprint designed to maximize collaboration, innovation and communication in ways that enable us to best serve our clients and to create more opportunities for professional growth and development for our associates.
Item 3.  Legal Proceedings
In the normal course of business, we or our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers as of February 23, 2023, together with their ages, positions and business experience are described below:

Name	Age	Title
Frank J. Bisignano	63	Chairman, President and Chief Executive Officer
Guy Chiarello	63	Chief Operating Officer
Christopher M. Foskett	65	Chief Revenue Officer
Robert W. Hau	57	Chief Financial Officer
Suzan Kereere	57	Executive Vice President, Head of Global Business Solutions
Adam L. Rosman	57	Chief Administrative Officer and Chief Legal Officer
Mr. Bisignano has served as Chairman of the Board since May 2022, Chief Executive Officer since 2020 and a director and President since 2019. He served as Chief Operating Officer from 2019 to 2020. Mr. Bisignano joined Fiserv as part of the acquisition of First Data Corporation in 2019, where he served as chief executive officer since 2013 and chairman since 2014. From 2005 to 2013, he held various executive positions with JPMorgan Chase & Co., a global financial services firm, including co-chief operating officer, chief executive officer of mortgage banking and chief administrative officer. From 2002 to 2005, Mr. Bisignano served as chief executive officer for Citigroup’s Global Transactions Services business and a member of Citigroup’s Management Committee.
Mr. Chiarello has served as Chief Operating Officer since 2021 and previously served as Chief Administrative Officer since 2019. Mr. Chiarello joined Fiserv as part of the acquisition of First Data Corporation in 2019, where he served as president since 2013. From 2007 to 2013, he served as chief information officer of JPMorgan Chase & Co., a global financial services firm. From 1985 to 2007, Mr. Chiarello served in various technology and leadership roles including chief information officer at Morgan Stanley, a global financial services firm.
Mr. Foskett has served as Chief Revenue Officer since 2021 and previously served as Executive Vice President, Global Sales since 2019. Mr. Foskett joined Fiserv as part of the acquisition of First Data Corporation in 2019, where he served as executive vice president, head of corporate and business development since 2015 and co-head of global financial services since 2018. He joined First Data Corporation in 2014 as head of global, strategic and national accounts. From 2011 to 2014, Mr. Foskett served as managing director, head of North American treasury services and global head of sales for treasury services at JPMorgan Chase & Co., a global financial services firm. From 2009 to 2011, he was managing director, global head of financial institutions at National Australia Bank, an Australian financial institution. From 1991 to 2008, Mr. Foskett was managing director in Citigroup’s Corporate & Investment Bank leading several global businesses. Prior to that, he was employed by Goldman Sachs & Co. and Merrill Lynch & Co. focusing on mergers and acquisitions.
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
Ms. Kereere has served as Executive Vice President, Head of Global Business Solutions since December 2021 after joining the company as its Chief Growth Officer in June 2021. Prior to joining Fiserv, Ms. Kereere held several senior management roles at Visa Inc., a global payments technology company, including global head of merchant sales and acquiring from 2018 to 2021, head of Europe merchant sales and acquiring from 2017 to 2018 and head of the global merchant client group from 2016 to 2017. From 1996 to 2016, Ms. Kereere held various leadership positions at American Express Company, a global integrated payments company, including head of U.S. national merchant business and head of global network business.
Mr. Rosman has served as Chief Administrative Officer and Chief Legal Officer since 2021. Prior to joining Fiserv, Mr. Rosman was general counsel of OneMain Financial, a consumer lender, from 2020 to 2021. Previously, he served as general counsel of First Data Corporation from 2014 to 2019. Before joining First Data, Mr. Rosman was group general counsel of Willis Group Holdings plc, a multinational risk advisor, insurance brokerage and reinsurance brokerage company, from 2012 to 2014 and deputy general counsel from 2009 to 2012. Mr. Rosman also previously served as an assistant United States attorney and as deputy assistant to the president and deputy staff secretary for President William J. Clinton.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “FISV.” At December 31, 2022, our common stock was held by 1,591 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2022	2,582,723	$96.80	2,582,723	21,910,039
November 1-30, 2022	3,030,000	99.94	3,030,000	18,880,039
December 1-31, 2022	1,949,510	101.14	1,949,510	16,930,529
Total	7,562,233		7,562,233
(1)On November 19, 2020 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. These authorizations do not expire.
In connection with the vesting of restricted stock awards, shares of common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2022	—		$—	—	—
November 1-30, 2022	67	(1)	100.99	—	—
December 1-31, 2022	7	(1)	102.08	—	—
Total	74			—
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
The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2022 with the S&P 500 Index and the NASDAQ US Benchmark Transaction Processing Services Index (the “Index”). Prior to September 21, 2020, the Index was known as the NASDAQ US Benchmark Financial Administration Index. The Index, as renamed, is identical to the NASDAQ US Benchmark Financial Administration Index prior to its name change on

September 21, 2020. The graph assumes that $100 was invested on December 31, 2017 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG FISERV, INC., S&P 500 INDEX, AND NASDAQ US BENCHMARK TRANSACTION PROCESSING SERVICES INDEX
(ASSUMES INITIAL INVESTMENT OF $100 AND REINVESTMENT OF DIVIDENDS)

Dollars
225
200
175
150
125
100
75
2017
2018
2019
2020
2021
2022
Fiserv, Inc.
S&P 500 Index
NASDAQ US Benchmark Transaction Processing Services Index

	December 31,
	2017	2018	2019	2020	2021	2022
Fiserv, Inc.	$100	$112	$176	$174	$158	$154
S&P 500 Index	100	96	126	149	192	157
NASDAQ US Benchmark Transaction Processing Services Index	100	107	149	199	190	148
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This section generally discusses information and results pertaining to the years ended December 31, 2022 and 2021. Information and discussion of results pertaining to the year ended December 31, 2020 not included herein can be found in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2021, filed with the Securities and Exchange Commission on February 24, 2022. Our discussion is organized as follows:
•Overview. This section contains background information on our company and the products and services that we provide, acquisitions and dispositions, our enterprise priorities, and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2022.
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
The businesses in our Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. These solutions include POS merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; Clover, our cloud-based POS and integrated commerce operating system for small and mid-sized businesses (“SMBs”) and independent software vendors (“ISVs”); and CaratSM, our integrated operating system for large businesses. We distribute the products and services in the Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, ISVs, financial institutions, and other strategic partners in the form of joint venture alliances, revenue sharing alliances, and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of our other segments.
The businesses in our Fintech segment provide financial institutions around the world with technology solutions they need to run their operations, including products and services that enable financial institutions to process customer deposit and loan accounts and manage an institution’s general ledger and central information files. As a complement to the core account processing functionality, the Fintech segment businesses also provide digital banking, financial and risk management, professional services and consulting, item processing and source capture, and other products and services that support numerous types of financial transactions. Certain of the businesses in the Fintech segment provide products or services to corporate clients to facilitate the management of financial processes and transactions. Many of the products and services offered in the Fintech segment are integrated with products and services provided by our other segments.
The businesses in the Payments segment provide financial institutions, corporate clients and the public sector with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services; a range of network services, security and fraud protection products; and card production and print services. In addition, the Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, electronic billing, and security and fraud protection products. Clients of the Payments segment businesses reflect a wide range of industries around the world, including merchants, distribution partners and financial institution customers in our other segments.
The majority of our revenue is generated from recurring account- and transaction-based fees under multi-year contracts that generally have high renewal rates. Most of the services we provide within our segments are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature.
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when we evaluate segment performance, such as gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition and divestiture activity; certain services revenue associated with various dispositions; and our Output Solutions postage reimbursements.

Acquisitions and Dispositions
We frequently review our portfolio to ensure we have the necessary business assets to execute our strategy. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps meet client demand; an opportunity to change industry dynamics; a way to achieve business scale that enables competition and operational efficiency; or similar considerations. We expect to divest businesses that are not in line with our market, product or financial strategies. The results of operations for the following acquired and divested businesses are included in our consolidated results from the respective dates of acquisition and through the respective dates of disposition.
Acquisitions
On December 29, 2022, we acquired OrangeData S.A. (“Yacaré”), an Argentina-based payment service provider that enables customers to transact at merchant locations using QR codes. Yacaré is included within the Acceptance segment and enhances our instant payment transaction capabilities. On December 20, 2022, we acquired Merchant One, Inc. (“Merchant One”), an independent sales organization (“ISO”) focused on acquiring merchants in the restaurant, retail and e-commerce industries using an innovative mix of direct and digital marketing strategies. Merchant One is included within the Acceptance segment and enhances our merchant distribution and sales force channels. On September 1, 2022, we acquired NexTable, Inc. (“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands our end-to-end restaurant solutions. On June 1, 2022, we acquired The LR2 Group, LLC (“City POS”), an ISO that promotes payment processing services and facilitates the sale of POS equipment for merchants. City POS is included within the Acceptance segment and expands the reach of our merchant services business. On April 1, 2022, we acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector. Finxact is included within the Fintech segment and advances our digital banking strategy, expanding our account processing, digital and payments solutions. We acquired these businesses in 2022 for an aggregate purchase price of approximately $994 million, net of $28 million of acquired cash, and including earn-out provisions estimated at a fair value of $6 million.
On November 22, 2021, we acquired BentoBox CMS, Inc. (“BentoBox”), a digital marketing and commerce platform that helps restaurants connect with their guests. BentoBox is included within the Acceptance segment and expands our Clover dining solutions and commerce and business management capabilities. On November 15, 2021, we acquired a remaining ownership interest in NetPay Solutions Group (“NetPay”), a multi-channel payment service provider offering a range of onboarding, customer lifecycle, risk management and settlement capabilities to businesses of all sizes. NetPay is included within the Acceptance segment and expands our merchant services business. On October 1, 2021, we acquired Integrity Payments, LLC (“AIP”), an ISO that promotes payment processing services for merchants and is included within the Acceptance segment. On June 14, 2021, we acquired Spend Labs Inc. (“SpendLabs”), a mobile-native, cloud-based software provider of commercial card payment solutions. SpendLabs is included within the Payments segment and expands our digital capabilities across mobile and desktop devices for small and mid-sized businesses. On May 4, 2021, we acquired Pineapple Payments Holdings, LLC (“Pineapple Payments”), an ISO that provides payment processing, proprietary technology and payment acceptance solutions for merchants. Pineapple Payments is included within the Acceptance segment and expands the reach of our payment solutions through its technology- and relationship-led distribution channels. On March 1, 2021, we acquired Radius8, Inc. (“Radius8”), a technology provider that uses consumer location and other information to drive incremental merchant transactions. Radius8 is included within the Acceptance segment and enhances our ability to help merchants increase sales, expand mobile application registration and improve one-to-one target marketing. On January 22, 2021, we acquired a remaining ownership interest in Ondot Systems, Inc. (“Ondot”), a provider of card management and digital experience technology. Ondot is included within the Payments segment and expands our digital capabilities, enhancing our suite of integrated payments, banking and merchant solutions. We acquired these businesses in 2021 for an aggregate purchase price of $882 million, net of $43 million of acquired cash, and including earn-out provisions at an aggregate fair value of $34 million.
Dispositions
On October 17, 2022, we sold Fiserv Costa Rica, S.A. and our Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the United States (“U.S.”) and India, to a single buyer. Fiserv Costa Rica, S.A. and SIS were reported primarily within our Fintech segment. On September 30, 2022, we sold our Korea operations, which were reported within our Acceptance segment. We sold these operations for total consideration of $99 million and recognized an aggregate net pre-tax loss on the sales of $83 million. These divestitures were the result of a strategic review of our business portfolio.
We mutually agreed with a minority partner to terminate one of our merchant alliance joint ventures effective March 2022. In conjunction with such termination, the joint venture minority partner elected to exercise its option to purchase certain merchant contracts of the joint venture for $175 million, resulting in the recognition of a pre-tax gain of $137 million.

Enterprise Priorities
We aspire to move money and information in a way that moves the world. Our purpose is to deliver superior value for our clients through leading technology, targeted innovation and excellence in everything we do. We are focused on driving growth and creating value by assembling a high-performing and diverse team, integrating our solutions, delivering operational excellence, allocating capital in a disciplined manner, including share repurchase and merger and acquisition activity, and delivering breakthrough innovation. Our long-term priorities are to continue to build high-quality revenue while meeting our financial commitments; deepen client relationships with an emphasis on digital channels and payment solutions; deliver innovation and integration enabling differentiated value for our clients; and generate integration value, including cost and revenue synergies from acquisitions.
Industry Trends
The global payments landscape continues to evolve, with rapidly advancing technologies and a steady expansion of digital payments, e-commerce and real-time payments infrastructure. Because of this growth, competition also continues to intensify. Business and consumer expectations continue to rise, with a focus on speed, convenience, choice and security. To meet these expectations, payments companies are focused on modernizing their technology, expanding the use of data and enhancing the customer experience.
Merchants
The rapid growth in and globalization of mobile and e-commerce, driven by consumers’ desire for simpler, more efficient shopping experiences, has created an opportunity for merchants to reach consumers nearly anywhere, through any device, which often requires a merchant acquiring provider to enable and optimize the acceptance of payments. Merchants are demanding simpler, integrated and flexible systems to accept payments and help manage their everyday business operations. When combined with the ever-increasing ways a consumer can pay for goods and services, merchants have sought modern systems to streamline the complexity. Furthermore, merchants can now search, discover, compare, purchase and even install a new system through direct, digital-only experiences. This direct, digital-only channel is a source of new merchant acquisition opportunities, especially with respect to smaller merchants.
Additionally, there are numerous software-as-a-service (“SaaS”) solution providers in the industry, many of which have chosen to integrate merchant acquiring into their software as a way to further monetize their client relationships. Such providers are typically referred to as ISVs, and we believe there are thousands of these potential distribution partnership opportunities available to us.
We believe that our merchant acquiring products and solutions create compelling value propositions for merchant clients of all sizes, from small and mid-sized businesses to medium-sized regional businesses to global enterprise merchants, and across all verticals. Furthermore, we believe that our sizable and diverse client base, combined with valued partnerships with merchant acquiring businesses of financial and non-financial institutions of all sizes, gives us a solid foundation for growth.
Financial Institutions and Other Financial Technology Providers
Financial services providers regularly introduce and implement new payment, deposit, risk management, lending and investment products, and the distinctions among the products and services traditionally offered by different types of financial institutions and other financial technology providers continue to narrow as they seek to serve the same customers. At the same time, the evolving global regulatory and cybersecurity landscape has continued to create a challenging operating environment for financial institutions. These conditions are driving heightened interest in solutions that help financial institutions win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency. In addition, the focus on the customer experience, including through mobile and online engagement, by both financial institutions and their customers, as well as the growing volume and types of payment transactions in the marketplace, continues to elevate the data and transaction processing needs of financial institutions.
We expect that financial institutions and other financial technology providers will continue to invest significant capital and human resources to process transactions, manage information, maintain regulatory compliance and offer innovative new services to their customers in this rapidly evolving and competitive environment. We anticipate that we will benefit over the long term from the trend of financial institutions moving from in-house technology to outsourced solutions as they seek to remain current on technology changes in an evolving marketplace. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments, and we anticipate that demand for products that facilitate customer interaction with financial institutions, including a unified, seamless customer experience across mobile and online channels, will continue to increase, which we expect to create revenue opportunities for us.

The number of financial institutions in the United States has declined at a relatively steady rate, primarily as a result of voluntary mergers and acquisitions. Rather than reducing the overall market, these consolidations transfer accounts among financial institutions. If a client loss occurs due to merger or acquisition, we typically receive a contract termination fee based on the size of the client and how early in the contract term the contract is terminated. These fees can vary from period to period with the variance depending on the quantum of financial institution merger activity in a given period and whether or not our clients are involved in the activity. Our focus on long-term client relationships and recurring, transaction-oriented products and services has also reduced the impact that consolidation in the financial services industry has had on us. We believe that the integration of our products and services creates a compelling value proposition for our clients by providing, among other things, new sources of revenue and opportunities to reduce their costs. Furthermore, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth.
Recent Market Conditions
Global macroeconomic conditions, including fluctuations in foreign currency exchange rates, inflation, disruptions in the global supply chain, the effects of the ongoing conflict between Russia and Ukraine, the continuing impact of the coronavirus (“COVID-19”) pandemic, and regulations restricting trade or that impact our ability to offer products or services, could have a material adverse effect on our business, results of operations and financial condition. In addition, since 2021, we have observed increased shortages and delays in the global supply chain for components and inputs necessary to our businesses, such as semiconductors, paper and plastic, and may experience difficulty procuring those components and inputs in the future on a timely basis or at historical prices. For discussion of risks related to potential impacts of supply chain, geopolitical and macroeconomic challenges on our business, results of operations and financial condition, see “Item 1A. Risk Factors.”
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates.
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
Our most recent annual impairment assessment of our reporting units in the fourth quarter of 2022 determined that our goodwill of $36.8 billion was not impaired as the estimated fair values of the respective reporting units exceeded the carrying values. However, for four of our reporting units, with aggregate goodwill of $10.9 billion, the excess of the respective reporting unit’s fair value over carrying value ranged from 7 to 18 percent. If future operating performance is below our expectations or there are material changes to forecasted revenue growth rates or operating margins, risk-adjusted discount rates, foreign currency exchange rates, effective income tax rates, or some combination thereof, a decline in the fair value of the reporting units could result in, and we may be required to record, a goodwill impairment charge. Additionally, a significant change in a merchant alliance business relationship or operating performance could result in a material goodwill impairment charge. It is also reasonably possible that future developments related to the interest rate environment, a shift in strategic initiatives, or significant changes in the composition of certain of our reporting units could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. We have no accumulated goodwill impairment through December 31, 2022. Additional information regarding our goodwill is included in Note 7 to the consolidated financial statements.
We review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We review capitalized software development costs for impairment at each reporting date. Recoverability of intangible assets is assessed by comparing the carrying amount of the asset to either the undiscounted future cash flows expected to be generated by the asset or the net realizable value of the asset, depending on the type of asset. Determining future cash flows and net realizable values involves judgment and the use of significant estimates and assumptions regarding future economic and market conditions. Measurement of any impairment loss is based on estimated fair value. Additional information regarding our intangible assets is included in Note 6 to the consolidated financial statements. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our consolidated financial statements.
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
We recognize processing and services revenue in the period in which the specific service is performed unless they are not deemed distinct from other goods or services, which revenue would then be recognized as control is transferred of the combined goods and services. Our arrangements for processing and services typically consist of an obligation to provide specific services to our customers on a when- and if-needed basis (a stand-ready obligation) and revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer. These services are typically provided under a fixed or declining (tier-based) price per unit based on volume of service; however, pricing for services may also be based on minimum monthly usage fees. Fees for our processing and services arrangements are typically billed and paid on a monthly basis.

Product
Product revenue is generated from print and card production sales, as well as software license and hardware (primarily POS devices) sales. For software license agreements that are distinct, we recognize software license revenue upon delivery, assuming a contract is deemed to exist. Revenue for arrangements with customers that include significant customization, modification or production of software such that the software is not distinct is typically recognized over time based upon efforts expended, such as labor hours, to measure progress towards completion. For arrangements involving hosted licensed software for the customer, a software element is considered present to the extent the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either operate the software on their own hardware or contract with another vendor to host the software. We sell or lease hardware (POS devices) and other peripherals as part of our contracts with customers. Hardware typically consists of terminals or Clover devices. We do not manufacture hardware, rather we purchase hardware from third-party vendors and hold such hardware in inventory until purchased by a customer. We account for the sale of hardware as a separate performance obligation and recognize the revenue at the standalone selling price when the customer obtains control of the hardware.
Significant Judgments
We use the following methods, inputs and assumptions in determining amounts of revenue to recognize. For multi-element arrangements, we account for individual goods or services as a separate performance obligation if they are distinct, if the good or service is separately identifiable from other items in the arrangement, and if a customer can benefit from the good or service on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. Determining whether goods or services are distinct performance obligations that should be accounted for separately may require significant judgment.
Technology or service components from third parties are frequently embedded in or combined with our applications or service offerings. Whether we recognize revenue based on the gross amount billed to a customer or the net amount retained involves judgment that depends on the relevant facts and circumstances, including the level of contractual responsibilities and obligations for delivering solutions to end customers, to determine whether we obtain control of goods and services prior to their transfer to a customer.
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
Contract modifications occur when we and our customers agree to modify existing customer contracts to change the scope or price (or both) of the contract, or when a customer terminates some, or all, of the existing services provided by us. When a contract modification occurs, it requires us to exercise judgment to determine if the modification should be accounted for as (i) a separate contract, (ii) the termination of the original contract and creation of a new contract, or (iii) a cumulative catch up adjustment to the original contract. Further, contract modifications require the identification and evaluation of the performance obligations of the modified contract, including the allocation of revenue to the remaining performance obligations and the period of recognition for each identified performance obligation. Additional information regarding our revenue recognition policies is included in Note 3 to the consolidated financial statements.
Income Taxes
The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws, sometimes made more complex by our global footprint. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish a liability for known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. In establishing a liability for known tax exposures, assumptions are made in determining whether, and the extent to which, a tax position will be sustained. A tax benefit with respect to a tax position is recognized only when it is more likely than not to be sustained upon examination by the relevant taxing authority, based on its technical merits, considering the facts and circumstances available as of the reporting date. The amount of tax benefit recognized reflects the largest benefit that we believe is more likely than not to be realized on settlement with the relevant taxing authority. As additional information becomes available, we evaluate our tax positions and adjust our liability for known tax exposures as appropriate.
We maintain net operating loss carryforwards in various taxing jurisdictions, resulting in the establishment of deferred tax assets. We establish a valuation allowance against our deferred tax assets when, based upon the weight of all available evidence, we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we have considered the relative impact of all of the available positive and negative evidence regarding future sources of taxable income and available tax planning strategies. However, there could be a material impact to our effective income tax rate if there is a significant change in our judgment. To the extent our judgment changes, the valuation allowances are then adjusted, generally through the provision for income taxes, in the period in which the change in facts and circumstances occurs. Additional information regarding our income taxes is included in Note 17 to the consolidated financial statements.
Results of Operations
Components of Revenue and Expenses
The following summary describes the components of revenue and expenses as presented in our consolidated statements of income.
Processing and Services
Processing and services revenue, which represented 82% of our total revenue in 2022, is primarily generated from account- and transaction-based fees under multi-year contracts. Processing and services revenue is most reflective of our business performance as a significant amount of our total operating profit is generated by these services. Cost of processing and services consists of costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; certain depreciation and amortization; and other operating expenses.
Product
Product revenue, which represented 18% of our total revenue in 2022, is derived from print and card production sales, as well as software license and hardware (primarily POS devices) sales. Cost of product consists of costs directly associated with the products sold and includes the following: costs of materials and postage; software development; hardware costs (primarily POS devices); personnel; infrastructure costs; certain depreciation and amortization; and other costs directly associated with product revenue.
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

(In millions)			Percentage of Revenue (1)		Increase (Decrease)
Year Ended December 31,	2022	2021	2022	2021	2022 vs. 2021
Revenue:
Processing and services	$14,460	$13,307	81.5%	82.0%	$1,153	9%
Product	3,277	2,919	18.5%	18.0%	358	12%
Total revenue	17,737	16,226	100.0%	100.0%	1,511	9%
Expenses:
Cost of processing and services	5,771	6,084	39.9%	45.7%	(313)	(5)%
Cost of product	2,221	2,044	67.8%	70.0%	177	9%
Sub-total	7,992	8,128	45.1%	50.1%	(136)	(2)%
Selling, general and administrative	6,059	5,810	34.2%	35.8%	249	4%
Net gain on sale of businesses and other assets	(54)	—	(0.3)%	—%	54	n/m
Total expenses	13,997	13,938	78.9%	85.9%	59	—%
Operating income	3,740	2,288	21.1%	14.1%	1,452	63%
Interest expense, net	(733)	(693)	(4.1)%	(4.3)%	40	6%
Other (expense) income	(94)	71	(0.5)%	0.4%	(165)	n/m
Income before income taxes and income from investments in unconsolidated affiliates	2,913	1,666	16.4%	10.3%	1,247	75%
Income tax provision	(551)	(363)	(3.1)%	(2.2)%	188	52%
Income from investments in unconsolidated affiliates	220	100	1.2%	0.6%	120	120%
Net income	2,582	1,403	14.6%	8.6%	1,179	84%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	52	69	0.3%	0.4%	(17)	(25)%
Net income attributable to Fiserv, Inc.	$2,530	$1,334	14.3%	8.2%	$1,196	90%
(1)Percentage of revenue is calculated as the relevant revenue, expense, or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

(In millions)
Year Ended December 31,	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2022	$7,292		$3,170		$6,262		$1,013	$17,737
2021	6,479		3,022		5,833		892	16,226
Revenue growth	$813		$148		$429		$121	$1,511
Revenue growth percentage	13%		5%		7%			9%
Operating income (loss):
2022	$2,321		$1,157		$2,823		$(2,561)	$3,740
2021	1,996		1,081		2,557		(3,346)	2,288
Operating income growth	$325		$76		$266		$785	$1,452
Operating income growth percentage	16%		7%		10%			63%
Operating margin:
2022	31.8%		36.5%		45.1%			21.1%
2021	30.8%		35.8%		43.8%			14.1%
Operating margin growth (1)	100	bps	70	bps	130	bps		700	bps
(1)Represents the basis point growth in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.

Total Revenue
Total revenue increased $1,511 million, or 9%, in 2022 compared to 2021. The revenue increase was driven by higher processing revenue and product sales across all of our business segments, partially offset by a 2% decrease due to foreign currency exchange rate fluctuations.
Revenue in our Acceptance segment increased $813 million, or 13%, in 2022 compared to 2021. The revenue increase was driven by higher global merchant acquiring payment and transaction volumes, an increase in the number of active merchants on our Clover operating system and the expansion of our merchant relationships through value-added services. The revenue growth of our Clover and Carat operating systems were above pre-COVID-19 pandemic levels and contributed 5% and 1%, respectively, to Acceptance segment growth. The remaining revenue growth in our Acceptance segment was attributable to higher merchant acquiring payment and transaction volumes across our other merchant acquiring platforms.
Revenue in our Fintech segment increased $148 million, or 5%, in 2022 compared to 2021. The revenue increase was driven by both higher processing revenue and license and termination fee revenue across our Fintech businesses, with each contributing approximately 2% to Fintech revenue growth.
Revenue in our Payments segment increased $429 million, or 7%, in 2022 compared to 2021. The revenue increase was driven by our debit processing business, which contributed 3% to Payments segment revenue growth through new client wins on our network routing services; our Output Solutions business, which contributed 2%, primarily driven by new client growth; and our credit processing business, which contributed 1%, primarily driven by an increase in active accounts.
Revenue at Corporate and Other increased $121 million, or 14%, in 2022 compared to 2021, primarily due to increased postage revenue.
Total Expenses
Total expenses in 2022 were relatively consistent compared to 2021. Total expenses as a percentage of total revenue decreased 700 basis points to 78.9% in 2022 compared to 2021. Total expenses as a percentage of total revenue were favorably impacted in 2022 by a reduction of approximately 390 basis points in acquisition and integration related expense and approximately 90 basis points in amortization of acquisition-related intangible assets. Total expenses as a percentage of total revenue for 2022 were also favorably impacted by operating leverage, along with a pre-tax gain on the sale of businesses and other assets of $54 million.
Cost of processing and services as a percentage of processing and services revenue decreased to 39.9% in 2022 compared to 45.7% in 2021. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in 2022 by approximately 330 basis points from a reduction in acquisition and integration related expenses, as well as strong operating leverage across our businesses, and partially offset by an increase in severance costs of approximately 50 basis points in 2022.
Cost of product as a percentage of product revenue decreased to 67.8% in 2022 compared to 70.0% in 2021. The cost of product as a percentage of product revenue improved in 2022 as a result of higher margin revenue growth.
Selling, general and administrative expenses as a percentage of total revenue decreased to 34.2% in 2022 compared to 35.8% in 2021. The decrease in selling, general and administrative expenses as a percentage of total revenue in 2022 was primarily due to a reduction in amortization of acquisition-related intangible assets of approximately 100 basis points.
The net gain on sale of businesses and other assets in 2022 included a $137 million pre-tax gain from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures and a $44 million pre-tax gain from the sale of Fiserv Costa Rica, S.A. and our SIS operations. These gains were partially offset by a $127 million pre-tax loss from the sale of our Korea operations.
Operating Income and Operating Margin
Total operating income increased $1,452 million, or 63%, in 2022 compared to 2021. Total operating margin increased 700 basis points to 21.1% in 2022 compared to 2021. Total operating income and total operating margin benefited from revenue growth in 2022, along with a reduction in acquisition and integration related expenses. Total operating income and total operating margin were also favorably impacted by a $54 million net pre-tax gain on the sale of businesses and other assets in 2022, partially offset by an increase in severance costs of approximately $130 million.

Operating income in our Acceptance segment increased $325 million, or 16%, in 2022 compared to 2021. Operating margin increased 100 basis points to 31.8% in 2022 compared to 2021. Operating margin growth in 2022 was primarily due to operating leverage and the divestiture of a lower-margin business within the Acceptance segment.
Operating income in our Fintech segment increased $76 million, or 7%, in 2022 compared to 2021. Operating margin increased 70 basis points to 36.5% in 2022 compared to 2021. Fintech segment operating income and margin growth in 2022 was due to an increase in license and termination fee revenue.
Operating income in our Payments segment increased $266 million, or 10%, in 2022 compared to 2021. Operating margin increased 130 basis points to 45.1% in 2022 compared to 2021. Payments segment operating income and margin growth in 2022 was primarily due to scalable revenue growth from our debit and credit processing businesses.
The operating loss in Corporate and Other decreased $785 million in 2022 compared to 2021. Corporate and Other was favorably impacted by a reduction of approximately $850 million in acquisition and integration related costs and amortization of acquisition related intangible assets. The operating loss in 2022 also included a $54 million pre-tax gain on the sale of businesses and other assets and approximately $130 million of increased severance costs.
Interest Expense, Net
Interest expense, net increased $40 million, or 6%, in 2022 compared to 2021 primarily due to higher interest rates on outstanding borrowings.
Other (Expense) Income
Other expense increased $165 million in 2022 compared to 2021. Other (expense) income includes net foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Net foreign currency transaction (losses) gains were $(62) million and $12 million in 2022 and 2021, respectively. Other expense in 2022 also includes net pre-tax expense of $48 million associated with joint venture debt guarantees. Other income in 2021 included $12 million related to a pre-tax gain on the remeasurement of a previously held investment in Ondot to fair value upon acquiring the remaining ownership interest in the entity.
Income Tax Provision
Income tax provision as a percentage of income before income taxes and income from investments in unconsolidated affiliates was 18.9% and 21.8% in 2022 and 2021, respectively. The decrease in the effective income tax rate in 2022 compared to 2021 was primarily the result of $134 million of income tax expense in 2021 attributed to the revaluation of certain net deferred tax liabilities, primarily related to intangible assets and investments in joint ventures recognized at fair value in connection with the acquisition of First Data Corporation, reflecting the effect of enacted corporate income tax rate changes in the United Kingdom (tax rate increase from 19% to 25% starting in 2023) and Argentina (tax rate increase from 25% to 35%).
Income from Investments in Unconsolidated Affiliates
Our share of net income from affiliates accounted for using the equity method is reported as income from investments in unconsolidated affiliates, and the related tax expense is reported within the income tax provision in the consolidated statements of income. Income from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $220 million and $100 million in 2022 and 2021, respectively. Income from investments in unconsolidated affiliates in 2022 includes pre-tax gains totaling $209 million, primarily related to the acquisition-date fair value remeasurement of our previously held equity interest in Finxact of $110 million, as well as $80 million resulting from the dilution of our ownership interest in conjunction with the Sagent M&C, LLC transaction with a third party. Income from investments in unconsolidated affiliates in 2021 included a $33 million pre-tax gain resulting from the sale of our remaining ownership interest in InvestCloud Holdings, LLC (“InvestCloud”), as well as a $28 million pre-tax gain resulting from the dilution of our ownership interest in connection with the Tegra118 merger with a third party.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $52 million and $69 million in 2022 and 2021, respectively.

Net Income Per Share - Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $3.91 and $1.99 in 2022 and 2021, respectively. Net income attributable to Fiserv, Inc. per share-diluted in 2021 included $134 million of certain discrete tax expenses discussed above, as well as higher acquisition and integration related expenses.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $902 million, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $870 million (net of outstanding borrowings and $5.1 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due in 2023 and letters of credit) at December 31, 2022.
The following table summarizes our net cash provided by operating activities, or operating cash flow and capital expenditure amounts for the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,		Increase (Decrease)
(In millions)	2022	2021	$	%
Net income	$2,582	$1,403	$1,179
Depreciation and amortization	3,212	3,248	(36)
Share-based compensation	323	239	84
Deferred income taxes	(558)	(262)	(296)
Net gain on sale of businesses and other assets	(54)	—	(54)
Income from investments in unconsolidated affiliates	(220)	(100)	(120)
Distributions from unconsolidated affiliates	73	34	39
Non-cash impairment charges	14	15	(1)
Net changes in working capital and other	(754)	(543)	(211)
Net cash provided by operating activities	$4,618	$4,034	$584	14%
Capital expenditures, including capitalized software and other intangibles	$1,479	$1,160	$319	28%
Our operating cash flow was $4.6 billion in 2022, an increase of 14% compared with $4.0 billion in 2021. This increase was primarily attributable to improved operating results, partially offset by higher working capital use compared to the prior year, including increased accounts receivable corresponding to revenue growth and slower customer payments, as well as an increase in future credit card receivables purchased under our Clover Capital program.
We maintain investments in various affiliates that are accounted for as equity method investments. Total distributions from unconsolidated affiliates, including those classified as cash flows from investing activities, were $211 million and $149 million during the years ended December 31, 2022 and 2021, respectively.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 8% and 7% of our total revenue in 2022 and 2021, respectively.

Cash Requirements
The following table details our future cash requirements under certain contractual obligations at December 31, 2022:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt including interest (1) (2)	$26,206	$950	$5,155	$9,705	$10,396
Minimum finance lease payments (1)	576	183	272	120	1
Minimum operating lease payments (1) (2)	868	141	220	175	332
Purchase obligations (1)	1,727	683	715	209	120
Income tax obligations	96	10	36	41	9
Total	$29,473	$1,967	$6,398	$10,250	$10,858
(1)Interest, finance lease, operating lease and purchase obligations are reported on a pre-tax basis.
(2)The calculations assume that only mandatory debt repayments are made, no additional refinancing or lending occurs, except for our 0.375% Euro-denominated senior notes due in July 2023, 3.800% senior notes due in October 2023, and U.S. dollar and Euro commercial paper notes programs as we have the intent to refinance this debt on a long-term basis through the issuance of new commercial paper notes upon maturity, and we have the ability to do so under our revolving credit facility maturing in June 2027. The variable rate on the revolving credit facility and term loans are priced at the rate in effect at December 31, 2022.
Share Repurchases
We repurchased $2.5 billion and $2.6 billion (including the repurchase described below) of our common stock in 2022 and 2021, respectively. As of December 31, 2022, we had approximately 16.9 million shares remaining under our then existing repurchase authorization. On February 22, 2023, our board of directors approved a repurchase authorization for an additional 75.0 million shares. Shares repurchased are generally held for issuance in connection with our equity plans.
In 2021, New Omaha Holdings L.P. (“New Omaha”), a shareholder of ours, completed an underwritten secondary public offering of 23.0 million shares of our common stock (the “offering”). We repurchased from the underwriters 5.0 million shares of our common stock that were subject to the offering. The share repurchase totaled $588 million and was funded with cash on hand. The repurchased shares were cancelled and no longer outstanding following the completion of the share repurchase.
Acquisitions and Dispositions
Acquisitions
We acquired Yacaré and Merchant One in December 2022, NexTable in September 2022 and City POS in June 2022. Additionally, we acquired a remaining ownership interest in Finxact in April 2022, in which we previously held a noncontrolling interest. We acquired these businesses for an aggregate purchase price of approximately $994 million, net of $28 million of acquired cash, and including earn-out provisions estimated at a fair value of $6 million. We funded these acquisitions in 2022 by utilizing a combination of available cash and proceeds from the issuance of commercial paper.
We acquired BentoBox in November 2021, AIP in October 2021, SpendLabs in June 2021, Pineapple Payments in May 2021, and Radius8 in March 2021. Additionally, we acquired a remaining ownership interest in NetPay in November 2021 and a remaining ownership interest in Ondot in January 2021, in which we previously held noncontrolling equity interests. We acquired these businesses for an aggregate purchase price of $882 million, net of $43 million of acquired cash, and including earn-out provisions at an aggregate fair value of $34 million. We funded these acquisitions in 2021 by utilizing a combination of available cash, proceeds from the issuance of commercial paper and existing availability under our revolving credit facility.
The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Dispositions
We sold Fiserv Costa Rica, S.A. and our SIS operations in October 2022 and our Korea operations in September 2022 for aggregate net cash proceeds of $77 million, along with a minority noncontrolling equity interest in the buyer of the Korea operations. Effective March 2022, we mutually agreed to terminate a merchant alliance joint venture with a minority partner. In conjunction with such termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture for cash proceeds of $175 million. The net proceeds from these dispositions were primarily used to pay down indebtedness and repurchase shares of our common stock.

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
Indebtedness
Our debt consisted of the following at December 31:

(In millions)	2022	2021
Short-term and current maturities of long-term debt:
Foreign lines of credit	$198	$240
Finance lease and other financing obligations	270	268
Total short-term and current maturities of long-term debt	$468	$508

Long-term debt:
3.500% senior notes due October 2022	$—	$700
0.375% senior notes due July 2023 (Euro-denominated)	531	566
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	632	705
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	531	566
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	531	566
3.000% senior notes due July 2031 (British Pound-denominated)	632	705
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	2,329	916
Euro commercial paper notes	1,210	905
Revolving credit facility	35	97
Receivable securitized loan	—	500
Term loan facility	200	200
Unamortized discount and deferred financing costs	(120)	(125)
Finance lease and other financing obligations	539	528
Total long-term debt	$20,950	$20,729
At December 31, 2022, our debt consisted primarily of $16.8 billion of fixed-rate senior notes and $3.5 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion, and interest on our term loan is paid monthly. Outstanding borrowings under our 0.375% Euro-denominated senior notes due in July 2023, 3.800% senior notes due in October 2023, and U.S dollar and Euro commercial paper programs are classified in the consolidated balance sheet as long-term, as we have the intent to refinance these borrowings on a long-term basis through the continued issuance of new commercial paper notes upon maturity, and we also have the ability to refinance such borrowings under our revolving credit facility, as further discussed below.

In July 2022, we redeemed $700 million in aggregate principal amount of our outstanding 3.500% senior notes due in October 2022 at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest. We financed the redemption of these notes using proceeds from the issuance of U.S. dollar commercial paper. We also repaid $485 million, representing all amounts outstanding on our receivable securitized loan, in July 2022, using proceeds from the issuance of U.S. dollar commercial paper and terminated the underlying receivables financing agreement.
In June 2022, we entered into a new senior unsecured multicurrency revolving credit facility with substantially the same syndicate of banks that were lenders under our prior amended and restated revolving credit facility, which we voluntarily terminated and replaced. The new credit agreement matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion.
Variable Rate Debt
Our variable rate debt consisted of the following at December 31, 2022:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	n/a	30.58%	$198
U.S. dollar commercial paper notes	various	4.82%	2,329
Euro commercial paper notes	various	1.92%	1,210
Revolving credit facility	June 2027	5.44%	35
Term loan facility	July 2024	5.64%	200
Total variable rate debt		5.27%	$3,972
We maintain certain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity associated with international operations in Latin America. We maintain U.S. dollar and Euro unsecured commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance. In August 2022, we increased our U.S. commercial paper program borrowing capacity to $6.0 billion to align with the maximum amount of availability under our revolving credit facility.
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
Debt Covenants and Compliance
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
The new revolving credit facility contains various restrictions and covenants that require us to, among other things, limit our consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times our consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions.
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

During the year ended December 31, 2022, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at December 31, 2022 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were no outstanding borrowings on the revolving credit facilities at December 31, 2022. We have guaranteed the debt of the Lending Joint Ventures and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. We maintained a liability of $40 million at December 31, 2022 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $21 million at December 31, 2022, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so.
Other
Access to capital markets impacts our cost of capital and our ability to refinance maturing debt and fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2022, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities. As of December 31, 2022, we had a commercial paper credit rating of P-2 from Moody’s and A-2 from S&P.
The interest rates payable on certain of our senior notes, term loan and commercial paper notes programs are subject to adjustment from time to time if Moody’s or S&P changes the debt rating applicable to the notes. If the ratings from Moody’s or S&P decrease below investment grade, the per annum interest rates on certain senior notes are subject to increase by up to two percent. In no event will the total increase in the per annum interest rates exceed two percent above the original interest rates, nor will the per annum interest rate be reduced below the original interest rate applicable to the senior notes.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of three months or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets. At December 31, 2022 and 2021, we held $902 million and $835 million in cash and cash equivalents, respectively.
The table below details the cash and cash equivalents at December 31:

	2022			2021
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$135	$153	$288	$180	$221	$401
Unavailable (1)	178	436	614	138	296	434
Total	$313	$589	$902	$318	$517	$835
(1)Represents cash held by our joint ventures that is not available to fund operations outside of those entities unless the board of directors of the relevant entity declares a dividend, as well as cash held by other entities that are subject to foreign exchange controls in certain countries or regulatory capital requirements.
Employee Termination Costs
We recorded $187 million and $95 million of employee termination costs related to cash severance and other separation costs for terminated employees during the years ended December 31, 2022 and 2021, respectively. Employee termination costs include those charges incurred in connection with the acquisition of First Data Corporation during the year ended December 31, 2021. The employee severance and other separation costs accrued balance of $23 million at December 31, 2022 is expected to be paid within the next twelve months.

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
Interest Rate Risk
In addition to existing cash and cash equivalents balances and cash provided by operating activities, we use a combination of fixed- and variable-rate debt instruments to finance our operations. We are exposed to interest rate risk on certain of these debt obligations. We had fixed- and variable-rate debt, excluding finance leases and other financing obligations, with varying maturities for an aggregate carrying amount of $16.8 billion and $4.0 billion, respectively, at December 31, 2022. Our fixed-rate debt at December 31, 2022 primarily consisted of fixed-rate senior notes with a fair value of $15.2 billion, based on matrix pricing which considers readily observable inputs of comparable securities. The potential change in fair value of our fixed-rate senior notes from a hypothetical 1% change in market interest rates would not alone impact any decisions to repurchase our outstanding fixed-rate debt instruments before their maturity. Our variable-rate debt at December 31, 2022 primarily consisted of outstanding U.S. dollar and Euro commercial paper and borrowings on our variable rate term loan and foreign lines of credit. Based on our outstanding debt balances and interest rates at December 31, 2022, a hypothetical 1% increase in market interest rates related to our variable-rate debt would increase annual interest expense by approximately $40 million. This sensitivity analysis assumes the outstanding debt balances at December 31, 2022 and the change in market interest rates is applicable for an entire year.
In connection with processing electronic payments transactions, funds received from subscribers are invested into short-term, highly liquid investments from the time we collect the funds until payments are made to the applicable recipients. Fluctuations in market interest rates affect the interest-related income that we earn on these investments. During the year ended December 31, 2022, the amount of such interest-related income was not material and, therefore, a hypothetical 1% decrease in market interest rates would not have a significant impact on such income. This sensitivity analysis assumes the subscriber fund balances at December 31, 2022 and the change in market interest rates is applicable for an entire year.
Foreign Currency Risk
We conduct business globally and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions. We manage the exposure to these risks through the use of foreign currency forward exchange contracts, fixed-to-fixed cross-currency rate swap contracts and non-derivative net investment hedges. Translation gains and losses from non-U.S. subsidiaries are generally reflected as a component of accumulated other comprehensive loss within shareholders’ equity on the consolidated balance sheets. For subsidiaries located in highly inflationary economies, the financial statements are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than in shareholders’ equity. The remeasurement of monetary assets and liabilities resulted in foreign currency exchange losses of $52 million and $5 million during the years ended December 31, 2022 and 2021, respectively, primarily related to Argentina.

Our exposure to foreign currency exchange risks generally arise from our non-U.S. operations to the extent they are conducted in local currency. Approximately 14% of our total revenue was generated outside the U.S in each of 2022 and 2021. The major currencies to which our revenues are exposed are the Argentine Peso, Brazilian Real, British Pound, Canadian Dollar, Euro and Indian Rupee. A strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and profits are denominated by 10% would have resulted in a decrease or increase, respectively, in our reported pre-tax income as follows at December 31:

(In millions)	2022	2021
Argentine Peso	$5	$4
Brazilian Real	5	6
British Pound	1	5
Canadian Dollar	5	4
Euro	7	16
Indian Rupee	5	3
Other	—	1
Total increase or decrease	$28	$39
We maintain foreign currency forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. At December 31, 2022, the notional amount of these derivatives was $346 million, with a fair value of $(8) million. In addition, we maintain fixed-to-fixed cross-currency rate swap contracts to hedge a portion of our net investment in certain subsidiaries whose functional currencies are the Euro. At December 31, 2022, aggregate notional cross-currency rate swaps of 400 million Euro were designated as net investment hedges. We also designated our Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of our net investment in certain subsidiaries whose functional currencies are the Euro and British Pound.

Item 8.  Financial Statements and Supplementary Data

Fiserv, Inc.
Consolidated Statements of Income

(In millions, except per share data)
Year Ended December 31,	2022	2021	2020

Revenue:
Processing and services (1)	$14,460	$13,307	$12,215
Product	3,277	2,919	2,637
Total revenue	17,737	16,226	14,852
Expenses:
Cost of processing and services	5,771	6,084	5,841
Cost of product	2,221	2,044	1,971
Selling, general and administrative	6,059	5,810	5,652
Net gain on sale of businesses and other assets	(54)	—	(464)
Total expenses	13,997	13,938	13,000
Operating income	3,740	2,288	1,852
Interest expense, net	(733)	(693)	(709)
Other (expense) income	(94)	71	28
Income before income taxes and income from investments in unconsolidated affiliates	2,913	1,666	1,171
Income tax provision	(551)	(363)	(196)
Income from investments in unconsolidated affiliates	220	100	—
Net income	2,582	1,403	975
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	52	69	17
Net income attributable to Fiserv, Inc.	$2,530	$1,334	$958

Net income attributable to Fiserv, Inc. per share – basic	$3.94	$2.01	$1.42
Net income attributable to Fiserv, Inc. per share – diluted	$3.91	$1.99	$1.40

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	642.3	662.6	672.1
Diluted	647.9	671.6	683.4
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $201 million, $203 million and $236 million for the years ended December 31, 2022, 2021 and 2020, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income

(In millions)
Year Ended December 31,	2022	2021	2020

Net income	$2,582	$1,403	$975
Other comprehensive income (loss):
Fair market value adjustment on cash flow hedges	(15)	8	7
Reclassification adjustment for net realized losses (gains) on cash flow hedges included in cost of processing and services	2	(10)	(1)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	19	21	21
Tax impacts of cash flow hedges, net	(2)	(5)	(7)
Unrealized (losses) gains on defined benefit pension plans	(78)	67	(8)
Tax impacts of defined benefit pension plans, net	18	(17)	2
Foreign currency translation	(421)	(497)	(186)
Reclassification adjustment for accumulated foreign currency translation impacts from the sale of a foreign entity included in loss on sale of business	56	—	—
Tax impacts of foreign currency translation, net (see Note 13)	(73)	36	—
Total other comprehensive loss	(494)	(397)	(172)
Comprehensive income	$2,088	$1,006	$803
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	52	69	17
Less: other comprehensive (loss) income attributable to noncontrolling interests	(50)	(39)	35
Comprehensive income attributable to Fiserv, Inc.	$2,086	$976	$751

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets

(In millions)
December 31,	2022	2021

Assets
Cash and cash equivalents	$902	$835
Trade accounts receivable, less allowance for doubtful accounts	3,585	2,860
Prepaid expenses and other current assets	1,575	1,523
Settlement assets	21,482	13,652
Total current assets	27,544	18,870
Property and equipment, net	1,958	1,742
Customer relationships, net	8,424	9,991
Other intangible assets, net	3,991	4,018
Goodwill	36,811	36,433
Contract costs, net	905	811
Investments in unconsolidated affiliates	2,403	2,561
Other long-term assets	1,833	1,823
Total assets	$83,869	$76,249
Liabilities and Equity
Accounts payable and accrued expenses	$3,883	$3,550
Short-term and current maturities of long-term debt	468	508
Contract liabilities	625	585
Settlement obligations	21,482	13,652
Total current liabilities	26,458	18,295
Long-term debt	20,950	20,729
Deferred income taxes	3,602	4,172
Long-term contract liabilities	235	225
Other long-term liabilities	936	878
Total liabilities	52,181	44,299
Commitments and Contingencies (see Note 18)
Redeemable Noncontrolling Interests	161	278
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,011	22,983
Accumulated other comprehensive loss	(1,189)	(745)
Retained earnings	17,376	14,846
Treasury stock, at cost, 154 million and 134 million shares	(8,378)	(6,140)
Total Fiserv, Inc. shareholders’ equity	30,828	30,952
Noncontrolling interests	699	720
Total equity	31,527	31,672
Total liabilities and equity	$83,869	$76,249

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Equity

	Fiserv, Inc. Shareholders’ Equity

	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 1, 2020	791	112	$8	$23,741	$(180)	$12,528	$(3,118)	$1,616	$34,595
Net income (loss) (1)						958		(22)	936
Measurement period adjustments related to First Data acquisition								(126)	(126)
Distributions paid to noncontrolling interests (2)								(37)	(37)
Net adjustment to noncontrolling interests from dissolution (see Note 4)				(36)				(726)	(762)
Other comprehensive (loss) income					(207)			35	(172)
Share-based compensation				369					369
Shares issued under stock plans		(5)		(231)			178		(53)
Purchases of treasury stock		16					(1,635)		(1,635)
Retirement of treasury stock (see Note 19)	(2)	(2)		(200)			200		—
Cumulative-effect adjustment of ASU 2016-13 adoption						(45)			(45)
Balance at December 31, 2020	789	121	8	23,643	(387)	13,441	(4,375)	740	33,070
Net income (1)						1,334		25	1,359
Distributions paid to noncontrolling interests (2)								(6)	(6)
Change in redemption value of redeemable noncontrolling interest (see Note 12)				(18)					(18)
Other comprehensive loss					(287)			(39)	(326)
Prior period adjustment (see Note 13)					(71)	71			—
Share-based compensation				239					239
Shares issued under stock plans		(5)		(293)			212		(81)
Purchases of treasury stock		23					(2,565)		(2,565)
Retirement of treasury stock (see Note 19)	(5)	(5)		(588)			588		—
Balance at December 31, 2021	784	134	8	22,983	(745)	14,846	(6,140)	720	31,672
Net income (1)						2,530		24	2,554
Distributions paid to noncontrolling interests (2)								(8)	(8)
Other comprehensive loss					(444)			(50)	(494)
Share-based compensation				323					323
Shares issued under stock plans		(5)		(295)			262		(33)
Purchases of treasury stock		25					(2,500)		(2,500)
Capital contribution from noncontrolling interest								13	13
Balance at December 31, 2022	784	154	$8	$23,011	$(1,189)	$17,376	$(8,378)	$699	$31,527
(1)The total net income presented in the consolidated statements of equity for the years ended December 31, 2022, 2021 and 2020 is different than the amount presented in the consolidated statements of income due to the net income attributable to redeemable noncontrolling interests of $28 million, $44 million and $39 million, respectively, not included in equity.
(2)The total distributions presented in the consolidated statements of equity for the years ended December 31, 2022, 2021 and 2020 exclude $34 million, $43 million and $42 million, respectively, in distributions paid to redeemable noncontrolling interests, and for the years ended December 31, 2021 and 2020 exclude $13 million and $25 million, respectively, in distributions related to the dissolution of the Banc of America Merchant Services joint venture (see Note 4), not included in equity.
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows

(In millions)
Year Ended December 31,	2022	2021	2020

Cash flows from operating activities:
Net income	$2,582	$1,403	$975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,320	1,158	1,077
Amortization of acquisition-related intangible assets	1,849	2,038	2,133
Amortization of financing costs and debt discounts	43	52	47
Share-based compensation	323	239	369
Deferred income taxes	(558)	(262)	71
Net gain on sale of businesses and other assets	(54)	—	(464)
Income from investments in unconsolidated affiliates	(220)	(100)	—
Distributions from unconsolidated affiliates	73	34	42
Non-cash impairment charges	14	15	124
Other operating activities	(10)	(48)	(16)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(770)	(358)	320
Prepaid expenses and other assets	(253)	(248)	(167)
Contract costs	(290)	(269)	(289)
Accounts payable and other liabilities	511	303	(146)
Contract liabilities	58	77	71
Net cash provided by operating activities	4,618	4,034	4,147
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(1,479)	(1,160)	(900)
Net proceeds from sale of businesses and other assets	246	—	579
Payments for acquisitions of businesses, net of cash acquired	(988)	(848)	(139)
Distributions from unconsolidated affiliates	138	115	109
Purchases of investments	(52)	(256)	(1)
Proceeds from sale of investments	23	519	11
Net cash used in investing activities	(2,112)	(1,630)	(341)
Cash flows from financing activities:
Debt proceeds	1,624	6,435	8,897
Debt repayments, including debt financing costs	(3,325)	(7,881)	(10,934)
Net proceeds from (repayments of) commercial paper and short-term borrowings	1,837	1,741	(6)
Proceeds from issuance of treasury stock	149	140	133
Purchases of treasury stock, including employee shares withheld for tax obligations	(2,677)	(2,786)	(1,826)
Settlement activity, net	(78)	711	405
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(42)	(62)	(104)
Payments of acquisition-related contingent consideration	(2)	(37)	(18)
Other financing activities	36	(2)	22
Net cash used in financing activities	(2,478)	(1,741)	(3,431)
Effect of exchange rate changes on cash and cash equivalents	(41)	(27)	16
Net change in cash and cash equivalents	(13)	636	391
Cash and cash equivalents, beginning balance	3,205	2,569	2,178
Cash and cash equivalents, ending balance	$3,192	$3,205	$2,569

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
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a majority controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is typically established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within income from investments in unconsolidated affiliates, and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest of between 20% and 50%; however, for partnerships and limited liability companies, an ownership interest of between 3% and 50% or board of director representation may also constitute significant influence.
The Company maintains a majority controlling financial interest in certain entities, mostly related to consolidated merchant alliances (see Note 19). Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income attributable to noncontrolling interests and redeemable noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets. Noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control are presented outside of equity and are carried at their estimated redemption value if it exceeds the initial carrying value of the redeemable interest (see Note 12).
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
Since the onset of the coronavirus (“COVID-19”) pandemic in early 2020, global economic and market conditions have been negatively impacted, including levels of consumer and business spending. The Company’s operating performance, primarily within its merchant acquiring and payment-related businesses, which earn transaction-based fees, was adversely affected by the economic impact of the COVID-19 pandemic. The Company has determined, however, that there have been no material changes to the estimates and assumptions within its consolidated financial statements to date as a result of the COVID-19 pandemic. The Company will continue to monitor any future developments.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less and are stated at cost in the consolidated balance sheets, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory or other requirements are included in other long-term assets in the consolidated balance sheets. Cash and cash equivalents held on behalf of merchants and other payees are included in settlement assets in the consolidated balance sheets. The changes in settlement cash and cash equivalents are included in settlement activity, net within cash flows from financing activities in the consolidated statements of cash flows.
The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows at December 31:

(In millions)	2022	2021	2020
Cash and cash equivalents on the consolidated balance sheets	$902	$835	$906
Cash and cash equivalents included in settlement assets (see Note 5)	2,283	2,361	1,650
Other restricted cash	7	9	13
Total cash and cash equivalents on the consolidated statements of cash flows	$3,192	$3,205	$2,569
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $52 million and $55 million at December 31, 2022 and 2021, respectively.
Leases
The Company maintains certain leasing receivables associated with its POS terminal leasing businesses. Leasing receivables are included in prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets. Interest income on the Company’s leasing receivables is recognized using the effective interest method, and is included within product revenue in the consolidated statements of income. Initial direct costs incurred to obtain operating leases and other sales-type leases, in which the fair value of the underlying asset is equal to its carrying amount at the lease commencement date, are deferred and recognized over the lease term. Initial direct costs to obtain a sales-type lease are expensed as incurred if the fair value of the underlying asset is different from its carrying amount at the lease commencement date. Additional information regarding the Company’s lease policies is included in Note 10 to the consolidated financial statements.
Prepaid Expenses and Other Current Assets
Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $431 million and $410 million at December 31, 2022 and 2021, respectively.
The Company offers merchants advance access to capital through its Clover Capital cash advance program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under the Clover Capital program were $164 million and $77 million at December 31, 2022 and 2021, respectively. The Company maintained a reserve of $7 million at both December 31, 2022 and 2021, based on an estimate of uncollectible amounts.
Settlement Assets and Obligations
Settlement assets and obligations result from timing differences between collection and fulfillment of payment transactions and collateral amounts held to manage merchant credit risk, primarily associated with the Company’s merchant acquiring services. Settlement assets represent cash received or amounts receivable from agents, payment networks, bank partners, merchants or direct consumers. Settlement obligations represent amounts payable to merchants and payees. Certain merchant settlement assets (included within settlement receivables) that relate to settlement obligations are held by partner banks to which the Company does not have legal ownership, but which the Company has the right to use, to satisfy the related settlement obligations. The Company records settlement obligations for amounts payable to merchants and for outstanding payment instruments issued to payees that have not yet been presented for settlement. Additional information regarding the Company’s settlement assets and obligations is included in Note 5 to the consolidated financial statements.
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults.
The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $62 million, $41 million and $113 million for the years ended December 31, 2022, 2021 and 2020, respectively. The amount of collateral available to the Company was $1.5 billion and $2.2 billion at December 31, 2022 and 2021, respectively. The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $29 million and $42 million at December 31, 2022 and 2021, respectively.
Property and Equipment
Property and equipment is reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following at December 31:

(In millions)	Estimated Useful Lives	2022	2021
Land	—	$47	$48
Data processing equipment	3 to 5 years	3,025	2,302
Buildings and leasehold improvements	5 to 40 years	724	512
Furniture and equipment	5 to 8 years	370	372
		4,166	3,234
Less: Accumulated depreciation		(2,208)	(1,492)
Total		$1,958	$1,742
Depreciation expense for all property and equipment totaled $555 million, $498 million and $523 million for the years ended December 31, 2022, 2021 and 2020, respectively (see Note 16 for a description of accelerated depreciation under certain finance lease agreements).
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
Purchased software represents software licenses purchased from third parties and is amortized using the straight-line method over their estimated useful lives, generally five years.
The Company continually develops, maintains and enhances its products and systems. Product development expenditures represented approximately 7%, 7% and 6% of the Company’s total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.
Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally five years.
The Company may, at its discretion, negotiate to pay an independent sales organization (“ISO”) an agreed-upon up-front amount in exchange for the ISO’s surrender of its right to receive commission payments from the Company related to future transactions of merchants referred by the ISO (“residual buyout”). The amount that the Company pays for these residual buyouts is capitalized and subsequently amortized using the straight-line method over the expected life of the merchant portfolios, generally five to nine years. The Company may also obtain residual buyouts as part of acquired businesses. Additional information regarding the Company’s identifiable intangible assets is included in Note 6 to the consolidated financial statements.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s reportable segments. When assessing goodwill for impairment, the Company considers (i) the prior year’s amount of excess fair value over the carrying value of each reporting unit, (ii) the period of time since a reporting unit’s last quantitative test, (iii) the extent a reorganization or disposition changes the composition of one or more of the reporting units and (iv) other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting units is less than their respective carrying values. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry and other events specific to its reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test by comparing reporting unit carrying values to estimated fair values.
The Company elected to perform a quantitative test for certain reporting units, including those that changed in composition or where the prior year’s amount of excess fair value over carrying value was of a lower magnitude, and tested the remainder of its reporting units using a qualitative approach. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2022 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance or in the success of merchant alliances and relationships within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test on certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through December 31, 2022. Additional information regarding the Company’s goodwill is included in Note 7 to the consolidated financial statements.
Asset Impairment
The Company reviews property and equipment, lease right-of-use (“ROU”) assets, intangible assets and its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reviews capitalized software development costs for impairment at each reporting date. Recoverability of property and equipment, lease ROU assets, capitalized software development costs and other intangible assets is assessed by comparing the carrying amount of the asset to either the undiscounted future cash flows expected to be generated by the asset or the net realizable value of the asset, depending on the type of asset. The Company assesses lease ROU assets that are exited in advance of the non-cancellable lease terms by comparing the carrying values of the lease ROU assets to the discounted cash flows from estimated sublease payments. The Company’s investments in unconsolidated affiliates are assessed by comparing the carrying amount of the investments to their estimated fair values and are impaired if any decline in fair value is determined to be other than temporary. Measurement of any impairment loss is based on estimated fair value.
Fair Value Measurements
The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements on a recurring basis. Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company uses the hierarchy prescribed in Accounting

Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC Topic 820”), and considers the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. The three levels in the hierarchy are as follows:

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

Additional information regarding the Company’s fair value measurements is included in Note 9 to the consolidated financial statements.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at December 31:

(In millions)	2022	2021
Trade accounts payable	$652	$593
Client deposits	871	783
Accrued compensation and benefits	279	392
Accrued taxes	432	154
Accrued interest	216	216
Other accrued expenses	1,433	1,412
Total	$3,883	$3,550
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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than in shareholders’ equity. The remeasurement of monetary assets and liabilities resulted in foreign currency exchange losses of $52 million and $5 million during the years ended December 31, 2022 and 2021, respectively, primarily related to Argentina. Foreign currency exchange losses resulting from the remeasurement of monetary assets and liabilities were nominal during the year ended December 31, 2020.
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses fixed-to-fixed cross-currency rate swap contracts and foreign currency-denominated debt as economic hedges of its net investments in such foreign currency-denominated subsidiaries (see Note 13). Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation, net of tax, within other comprehensive income (loss) in the consolidated statements of comprehensive income and will remain in accumulated other comprehensive loss within the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries.
Derivatives
Derivatives are entered into for periods consistent with related underlying exposures and are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a net investment hedge, changes in the fair value of the derivative, net of tax, are recorded in the foreign currency translation component of other comprehensive income (loss) until the sale or complete liquidation of the underlying net investment. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative are recorded in the same line item as the changes in the fair value of the hedged item and recognized in the consolidated statements of income. To the extent a derivative is not designated as a hedge, changes in fair value are recognized in the consolidated statements of income. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes.
Employee Benefit Plans
The Company maintains frozen defined benefit pension plans covering certain employees in Europe and the U.S. The Company records actuarial gains/losses and prior service cost in the consolidated balance sheets and recognizes changes in these amounts during the year in which changes occur through other comprehensive income (loss). The Company uses various assumptions when computing amounts relating to its defined benefit pension plan obligations and their associated expenses (including the discount rate and the expected rate of return on plan assets). Additional information regarding the Company’s employee benefit plans is included in Note 14 to the consolidated financial statements.
Cost of Processing, Services and Product
Cost of processing and services consists of costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; certain depreciation and amortization; and other operating expenses.
Cost of product consists of costs directly associated with the products sold and includes the following: costs of materials and postage; software development; hardware costs (primarily POS devices); personnel; infrastructure costs; certain depreciation and amortization; and other costs directly associated with product revenue.
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

Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following for the years ended December 31:

(In millions)	2022	2021	2020
Interest expense	$(746)	$(696)	$(716)
Interest income	13	3	7
Interest expense, net	$(733)	$(693)	$(709)
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

Net Income Per Share
Net income per share attributable to Fiserv, Inc. in each year is calculated using actual, unrounded amounts. Basic net income per share is computed by dividing net income attributable to Fiserv, Inc. by the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income attributable to Fiserv, Inc. by the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of outstanding stock options, unvested restricted stock units and unvested restricted stock awards, and are computed using the treasury stock method. The Company excluded 1.7 million, 1.5 million and 1.3 million weighted-average shares from the calculations of common stock equivalents for anti-dilutive stock options in 2022, 2021 and 2020, respectively. The computation of shares used in calculating basic and diluted net income per share is as follows at December 31:

(In millions)	2022	2021	2020
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share – basic	642.3	662.6	672.1
Common stock equivalents	5.6	9.0	11.3
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share – diluted	647.9	671.6	683.4
Supplemental Cash Flow Information

(In millions)
Year Ended December 31,	2022	2021	2020
Interest paid	$703	$648	$673
Income taxes paid	709	666	156
Treasury stock purchases settled after the balance sheet date	6	—	—
Distribution of nonmonetary assets (see Note 4)	—	—	726
Software obtained under financing arrangements	104	143	308
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”), which requires that an entity provide certain disclosures in its annual financial statements about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for all business entities for annual periods beginning after December 15, 2021 and may be applied either prospectively or retrospectively to the transactions reflected in the financial statements at the date of initial application. The Company adopted ASU 2021-10, with prospective application of the additional disclosures to the transactions reflected in its consolidated financial statements, for the year ending December 31, 2022. The adoption was not material and therefore did not have an impact on the Company’s financial statement disclosures.
In 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Generally, this should result in recognition and measurement of contract assets and contract liabilities at carryover value consistent with how they were recognized and measured in the acquired company’s financial statements, providing consistent recognition and enhanced comparability with revenue contracts with customers not acquired in a business combination. Prior to adoption of ASU 2021-08, an acquirer generally recognized contract assets and contract liabilities acquired in a business combination at fair value on the acquisition date. For public entities, ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Entities are required to apply a prospective transition approach upon adoption, unless early adoption occurs in an interim period. The Company adopted ASU 2021-08 effective January 1, 2022, with prospective application to business combinations occurring after adoption, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments (“ASU 2021-05”), which amends the lease classification requirements for lessors with certain leases containing variable payments. A lessor is to classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. For public entities, ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. Entities that have adopted ASC Topic 842, Leases (“ASC Topic 842”), prior to the issuance of ASU 2021-05 may apply this update either retrospectively to leases that commenced or were modified on or after the adoption of ASC Topic 842 or prospectively to leases that commence or are modified on or after the date the entity first applies ASU 2021-05. The Company adopted ASU 2021-05 effective January 1, 2022, with prospective application to leases commencing or modified thereafter, and the adoption did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in ASC Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. For public entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The provisions within ASU 2022-03 are to be applied prospectively with any adjustments from the adoption recognized in earnings and disclosed on the date of adoption. The Company is currently assessing the impact the adoption of ASU 2022-03 will have on its consolidated financial statements and disclosures.
In 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which requires that entities disclose current period gross write-offs by year of origination for financing receivables and net investments in leases. For public entities, the provisions within ASU 2022-02 are to be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt ASU 2022-02 and will include the additional disclosures, as applicable, for any write-offs reflected in its consolidated financial statements effective for the year ending December 31, 2023.
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
Nature of Goods and Services
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment (see Note 20). The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Processing and Services
Processing and services revenue is generated from account- and transaction-based fees for merchant transaction processing and acquiring, electronic billing and payment services, electronic funds transfer and debit/credit processing services; consulting and professional services; and software maintenance for ongoing client support.

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
Product
Product revenue is generated from print and card production, software license, and hardware (primarily POS device) sales.
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
The Company sells or leases hardware (POS devices) and other peripherals as part of its contracts with customers. Hardware typically consists of POS terminals or Clover® devices. The Company does not manufacture hardware; rather, it purchases hardware from third-party vendors and holds such hardware in inventory until purchased by a customer. The Company accounts for sales of hardware as a separate performance obligation and recognizes the revenue at its standalone selling price when the customer obtains control of the hardware.
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

Assessment of Estimates of Variable Consideration
Many of the Company’s contracts with customers contain some component of variable consideration; however, the constraint will generally not result in a reduction in the estimated transaction price for most forms of variable consideration. The Company may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which fees may be adjusted.
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
Contract Modifications
Contract modifications occur when the Company and its customers agree to modify existing customer contracts to change the scope or price (or both) of the contract or when a customer terminates some, or all, of the existing services provided by the Company. When a contract modification occurs, it requires the Company to exercise judgment to determine if the modification should be accounted for as (i) a separate contract, (ii) the termination of the original contract and creation of a new contract, or (iii) a cumulative catch up adjustment to the original contract. Further, contract modifications require the identification and evaluation of the performance obligations of the modified contract, including the allocation of consideration to the remaining performance obligations and the period of revenue recognition for each identified performance obligation.
Disaggregation of Revenue
The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated outside the U.S. comprising approximately 14%, 14% and 13% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

(In millions)	Reportable Segments
Year Ended December 31, 2022	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$6,226	$1,608	$4,709	$22	$12,565
Hardware, print and card production	918	42	1,036	—	1,996
Professional services	21	484	278	—	783
Software maintenance	—	553	24	—	577
License and termination fees	69	252	114	—	435
Output Solutions postage	—	—	—	989	989
Other	58	231	101	2	392
Total Revenue	$7,292	$3,170	$6,262	$1,013	$17,737

(In millions)	Reportable Segments
Year Ended December 31, 2021	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$5,511	$1,544	$4,497	$32	$11,584
Hardware, print and card production	830	44	913	—	1,787
Professional services	43	471	265	—	779
Software maintenance	—	557	11	—	568
License and termination fees	47	186	65	—	298
Output Solutions postage	—	—	—	860	860
Other	48	220	82	—	350
Total Revenue	$6,479	$3,022	$5,833	$892	$16,226

(In millions)	Reportable Segments
Year Ended December 31, 2020	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$4,696	$1,426	$4,348	$58	$10,528
Hardware, print and card production	714	51	771	—	1,536
Professional services	29	465	233	1	728
Software maintenance	—	563	3	2	568
License and termination fees	28	189	68	—	285
Output Solutions postage	—	—	—	864	864
Other	55	207	81	—	343
Total Revenue	$5,522	$2,901	$5,504	$925	$14,852
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers at December 31:

(In millions)	2022	2021	2020
Contract assets	$551	$541	$433
Contract liabilities	860	810	733
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
During the years ended December 31, 2022 and December 31, 2021, contract assets and contract liabilities increased primarily due to customer discounts and deferred conversion revenue associated with long-term contracts obtained during the respective year. The Company recognized $585 million and $546 million of revenue during the years ended December 31, 2022 and December 31, 2021, respectively, that was included in the contract liabilities balance at the beginning of the year.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at December 31, 2022:

(In millions)
Year Ending December 31,
2023	$2,276
2024	1,828
2025	1,393
2026	835
Thereafter	1,074
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
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist of sales commissions incurred only if a contract is obtained, and customer conversion or implementation related costs. Capitalized sales commissions and conversion or implementation costs were as follows at December 31:

(In millions)	2022	2021
Capitalized sales commissions	$485	$437
Capitalized conversion or implementation costs	420	374
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. The amortization of capitalized sales commissions is included in selling, general and administrative expenses and amortization of capitalized conversion or implementation costs within cost of processing and services. These costs totaled $173 million, $148 million and $124 million during the years ended December 31, 2022, 2021 and 2020, respectively. Impairment losses recognized during the years ended December 31, 2022, 2021 and 2020 related to capitalized contract costs were not significant.

4. Acquisitions and Dispositions
Acquisitions
Acquisitions were accounted for as business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Purchase price was allocated to the respective assets acquired and liabilities assumed based on the estimated fair values at the date of acquisitions. The results of operations for the following acquired and divested businesses are included in the consolidated results of the Company from the respective dates of acquisition and through the respective dates of disposition. Pro forma information for these acquired businesses is not provided because they did not have a material effect, individually or in aggregate, on the Company’s consolidated results of operations.
Acquisition of Merchant One
On December 20, 2022, the Company acquired Merchant One, Inc. (“Merchant One”), an independent sales organization focused on acquiring merchants in the restaurant, retail and e-commerce industries using an innovative mix of direct and digital marketing strategies, for approximately $302 million, net of $1 million of acquired cash. Merchant One is included within the Acceptance segment, and enhances the Company’s merchant distribution and sales force channels. The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets consisting of approximately $178 million of customer relationships with an estimated useful life of 10 years, $118 million of goodwill and $6 million of other net assets. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, which is deductible for tax purposes, is primarily attributed to the anticipated value created by expanding the reach of the Clover® cloud-based POS and business management platform, and select value-added services that enable the Company to deliver new and innovative capabilities to Merchant One’s clients.
Acquisition of Finxact

On April 1, 2022, the Company acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector, for $645 million, net of $27 million of acquired cash. The Company previously held a noncontrolling equity interest in Finxact, which was accounted for under the equity method. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $110 million, included within income from investments in unconsolidated affiliates in the consolidated statement of income during the year ended December 31, 2022. Finxact is included within the Fintech segment and advances the Company’s digital banking strategy, expanding its account processing, digital, and payments solutions.

The allocation of purchase price recorded for Finxact was finalized in the fourth quarter of 2022 as follows:

(In millions)
Cash	$27
Other net assets	1
Intangible assets	105
Goodwill	670
Total consideration	$803
Less: Fair value of previously held equity interest	(131)
Total purchase price	$672

Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by the combined scale, core platform modernization, and accelerated delivery of enhanced digital banking solutions offered to financial institutions of all sizes. The amounts allocated to identifiable intangible assets were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$90	6 years
Trade name	9	5 years
Customer relationships	6	8 years
Total	$105	6 years

Acquisition of BentoBox
On November 22, 2021, the Company acquired BentoBox CMS, Inc (“BentoBox”), a digital marketing and commerce platform that helps restaurants connect with their guests, for $317 million, net of $24 million of acquired cash. BentoBox is included within the Acceptance segment and expands the Company’s Clover® dining solutions and commerce and business management capabilities.
During the year ended December 31, 2022, the Company identified and recorded measurement period adjustments to the preliminary BentoBox purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $62 million, with offsetting amounts to the change in goodwill attributable to a decrease in identifiable intangible assets, including acquired software and technology, of $84 million and deferred tax adjustments of $22 million. Such measurement period adjustments did not have a material impact on the Company’s consolidated statements of income. The allocation of purchase price was finalized in the second quarter of 2022 and resulted in the recognition of identifiable intangible assets of $52 million, goodwill of $266 million and other net assets of $23 million. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by the enhanced strength of the Company’s omnichannel platform to drive increased operational efficiencies for restaurants, enabling operators to deliver seamless and distinct hospitality experiences for their diners.
The amounts allocated to identifiable intangible assets were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$25	6 years
Customer relationships and other	27	4 years
Total	$52	5 years
Acquisition of Pineapple Payments
On May 4, 2021, the Company acquired Pineapple Payments Holdings, LLC (“Pineapple Payments”), an independent sales organization that provides payment processing, proprietary technology, and payment acceptance solutions for merchants, for $207 million, net of $6 million of acquired cash, and including earn-out provisions estimated at a fair value of $30 million (see Note 9). Pineapple Payments is included within the Acceptance segment and expands the reach of the Company’s payment solutions through its technology- and relationship-led distribution channels.
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

Acquisition of Ondot
On January 22, 2021, the Company acquired a remaining ownership interest in Ondot Systems, Inc. (“Ondot”), a digital experience platform provider for financial institutions, for $271 million, net of $13 million of acquired cash and cash equivalents. The Company previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $12 million, included within other (expense) income in the consolidated statements of income during the year ended December 31, 2021. Ondot is included within the Payments segment and expands the Company’s digital capabilities, enhancing its suite of integrated payments, banking and merchant solutions.
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
Other Acquisitions
On December 29, 2022, the Company acquired OrangeData S.A. (“Yacaré”), an Argentina-based payment service provider that enables customers to transact at merchant locations using QR codes. Yacaré is included within the Acceptance segment and enhances the Company’s instant payment transaction capabilities. On September 1, 2022, the Company acquired NexTable, Inc. (“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands the Company’s end-to-end restaurant solutions. On June 1, 2022, the Company acquired The LR2 Group, LLC (“City POS”), an independent sales organization that promotes payment processing services and facilitates the sale of POS equipment for merchants. City POS is included within the Acceptance segment and expands the Company’s merchant services business. The Company acquired these businesses for an aggregate purchase price of $44 million, including earn-out provisions estimated at a fair value of $6 million (see Note 9). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets of $23 million, goodwill of $22 million and other net assumed liabilities of $1 million. The purchase price allocations for the CityPOS and NexTable acquisitions were finalized in the third and fourth quarters of 2022, respectively. The allocation of the purchase price for Yacaré is preliminary and is subject to further adjustment. Goodwill for these acquisitions, of which $17 million is deductible for tax purposes, is primarily attributed to the value created by expanding the reach of the Company’s payment solutions and enhancing omnichannel capabilities.

The amounts allocated to identifiable intangible assets for other acquisitions acquired in 2022 were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$12	7 years
Customer relationships	11	10 years
Total	$23	9 years
On November 15, 2021, the Company acquired a remaining ownership interest in NetPay Solutions Group (“NetPay”), a multi-channel payment service provider offering a range of onboarding, customer lifecycle, risk management and settlement capabilities to businesses of all sizes. The Company previously held a noncontrolling equity interest in NetPay, which was accounted for under the equity method and approximated acquisition-date fair value. NetPay is included within the Acceptance segment and expands the Company’s merchant services business. On October 1, 2021, the Company acquired Integrity Payments, LLC (“AIP”), an independent sales organization that promotes payment processing services for merchants, which is included within the Acceptance segment. On June 14, 2021, the Company acquired Spend Labs Inc. (“SpendLabs”), a mobile-native, cloud-based software provider of commercial card payment solutions. SpendLabs is included within the Payments segment and expands the Company’s digital capabilities across mobile and desktop devices for small and mid-sized businesses. On March 1, 2021, the Company acquired Radius8, Inc. (“Radius8”), a provider of a platform that uses consumer location and other information to drive incremental merchant transactions. Radius8 is included within the Acceptance segment and enhances the Company’s ability to help merchants increase sales, expand mobile application registration and improve one-to-one target marketing. The Company acquired these businesses for an aggregate purchase price of $87 million, net of the fair value of the Company’s previously held noncontrolling equity interest in NetPay of $14 million and including earn-out provisions estimated at a fair value of $4 million (see Note 9). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets of $47 million, goodwill of $61 million and net assumed liabilities of $7 million. The purchase price allocation for the Radius8 acquisition was finalized in the third quarter of 2021 and for SpendLabs in the fourth quarter of 2021. The purchase price allocations for the NetPay and AIP acquisitions were finalized in the first quarter of 2022. Measurement period adjustments did not have a material impact on the consolidated statements of income. Goodwill for these acquisitions, of which $14 million is deductible for tax purposes, is primarily attributed to synergies, the anticipated value created by advancing digital capabilities to the Company’s clients, and selling the Company’s products and services to the acquired businesses’ existing client base.
The amounts allocated to identifiable intangible assets for other acquisitions acquired in 2021 were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$31	6 years
Customer relationships	9	10 years
Residual buyouts	7	5 years
Total	$47	7 years
On March 2, 2020, the Company acquired MerchantPro Express LLC (“MerchantPro”), an independent sales organization that provides processing services, POS equipment and merchant cash advances to businesses across the U.S. MerchantPro is included within the Acceptance segment and expands the Company’s merchant services business. On March 18, 2020, the Company acquired Bypass Mobile, LLC (“Bypass”), an independent software vendor and innovator in enterprise POS systems for sports and entertainment venues, food service management providers and national restaurant chains. Bypass is included within the Acceptance segment and enhances the Company’s ability to help businesses deliver seamless physical and digital customer experiences. On May 11, 2020, the Company acquired Inlet, LLC (“Inlet”), a provider of secure digital delivery solutions for enterprise and middle-market biller invoices and statements. Inlet is included within the Payments segment and enhances the Company’s digital bill payment strategy. The Company acquired these businesses for an aggregate purchase price of $167 million, net of $2 million of acquired cash, and including earn-out provisions estimated at a fair value of $45 million. The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets of $81 million, goodwill of $90 million and net assumed liabilities of $4 million. The purchase price allocation for the MerchantPro acquisition was finalized in the third quarter of 2020, and for the Bypass and Inlet acquisitions in the fourth quarter of 2020. Goodwill for these acquisitions, of which $36 million is deductible for tax purposes, is primarily attributed to synergies and the anticipated value created by selling the Company’s products and services to existing clients of the acquired businesses.

The amounts allocated to identifiable intangible assets for other acquisitions acquired in 2020 were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$32	14 years
Residual buyouts	35	9 years
Acquired software and technology	14	8 years
Total	$81	11 years
Dispositions
Disposition of Korea Operations
On September 30, 2022, the Company sold its Korea operations, which were reported within the Acceptance segment, for total consideration of $50 million, consisting of $43 million in net cash and an equity interest in the buyer of $7 million. The Company recognized a pre-tax loss of $127 million on the sale, recorded within net gain on sale of businesses and other assets in the consolidated statement of income for the year ended December 31, 2022. The loss was comprised of the difference between the consideration received and the net carrying amount of the business, including $40 million of allocated goodwill, $48 million of customer relationship net intangible assets and $56 million of accumulated foreign currency translation losses, which were reclassified from accumulated other comprehensive loss.
Disposition of Fiserv Costa Rica and Systems Integration Services

On October 17, 2022, the Company sold Fiserv Costa Rica, S.A. and its Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the U.S. and India, to a single buyer, for an aggregate sales price of $49 million. The Company recognized a pre-tax gain of $44 million on the sales, recorded within net gain on sale of businesses and other assets, with a related tax expense of $8 million recorded within the income tax provision, in the consolidated statement of income for the year ended December 31, 2022. Fiserv Costa Rica, S.A. and SIS were reported primarily within the Fintech segment.
Dissolution of Banc of America Merchant Services Joint Venture
Effective July 1, 2020, the Company and Bank of America (“BANA”) dissolved the Banc of America Merchant Services joint venture (“BAMS” or the “joint venture”), of which the Company maintained a 51% controlling ownership interest. Upon dissolution of the joint venture’s operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The remaining activities of the joint venture consisted primarily of an orderly wind down of remaining BAMS assets and liabilities. Pursuant to the separation agreement, the joint venture retains the responsibility for certain contingencies that may arise from pre-dissolution activities, including certain legal claims and contingencies. The Company may be obligated to fund a proportionate share of any such losses as incurred.
The transfer of value to BANA was accounted for at fair value as a non pro rata distribution of nonmonetary assets, resulting in the recognition of a pre-tax gain of $36 million, with a related tax expense of $13 million. The pre-tax gain included the revaluation of client contracts allocated to BANA to a fair value of $700 million, as well as an estimated $24 million for certain additional consideration due from the Company to BANA in connection with the dissolution. The pre-tax net gain was recorded within net gain on sale of businesses and other assets and the tax expense was recorded within the income tax provision in the consolidated statement of income for the year ended December 31, 2020. Noncontrolling interests of the Company were reduced by $726 million and the Company’s additional paid-in capital was reduced by $36 million to account for the wind down of the joint venture and the transfer of a proportionate share of the joint venture’s fair value to BANA. The transfer of value to the Company was accounted for at carryover basis as the Company maintains control of such assets. The business transferred to the Company continues to be operated and managed within the Company’s Acceptance segment.
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

Disposition of Investment Services Business
On February 18, 2020, the Company sold a 60% controlling interest of its Investment Services business, subsequently renamed Tegra118, LLC (“Tegra118”). The Company received proceeds of $578 million, net of related expenses, resulting in a pre-tax gain on the sale of $428 million, with the related tax expense of $112 million recorded through the income tax provision, in the consolidated statement of income for the year ended December 31, 2020. The pre-tax gain included $176 million related to the remeasurement of the Company’s 40% retained interest based upon the enterprise value of the business. The revenues, expenses and cash flows of the Investment Services business were consolidated into the Company’s financial results through the date of the sale transaction, and are reported within Corporate and Other (see Note 20). In conjunction with the sale transaction, the Company also entered into transition services agreements to provide, at fair value, various administration, business process outsourcing, technical and data center related services for defined periods to Tegra118.
On February 2, 2021, Tegra118 completed a merger with a third party, resulting in a dilution of the Company’s ownership interest in the combined new entity, Wealthtech Holdings, LLC, which was subsequently renamed as InvestCloud Holdings, LLC (“InvestCloud”). In connection with the transaction, the Company made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million within income from investments in unconsolidated affiliates in the consolidated statement of income, with related tax expense of $6 million recorded through the income tax provision, during the year ended December 31, 2021. On June 30, 2021, the Company sold its entire ownership interest in InvestCloud for $466 million, resulting in a pre-tax gain of $33 million, recorded within income from investments in unconsolidated affiliates in the consolidated statement of income, with related tax expense of $8 million recorded through the income tax provision, during the year ended December 31, 2021. The Company continues to provide various technical and data center related services under the terms of a service agreement with InvestCloud.
5. Settlement Assets and Obligations
Settlement assets and obligations represent intermediary balances arising from the settlement process which involves the transferring of funds between card issuers, payment networks, merchants and consumers, and collateral amounts held to manage merchant credit risk. The Company records settlement assets and obligations upon processing a payment transaction. Settlement assets represent amounts receivable from agents, payment networks, bank partners, merchants or direct consumers for submitted merchant transactions, and funds received by the Company in advance of paying to merchants or payees. Settlement obligations represent the unpaid amounts that are due to merchants and payees for their payment transactions and collateral deposits.
The principal components of the Company’s settlement assets and obligations were as follows at December 31:

(In millions)	2022	2021
Settlement assets
Cash and cash equivalents	$2,283	$2,361
Receivables	19,199	11,291
Total settlement assets	$21,482	$13,652
Settlement obligations
Payment instruments outstanding	$650	$460
Card settlements and collateral deposits due to merchants	20,832	13,192
Total settlement obligations	$21,482	$13,652

6. Intangible Assets
Identifiable intangible assets consisted of the following at December 31:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2022
Customer relationships	$14,795	$6,371	$8,424
Acquired software and technology	2,510	1,234	1,276
Trade names	633	295	338
Purchased software	1,146	595	551
Capitalized software and other intangibles	2,601	775	1,826
Total	$21,685	$9,270	$12,415

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2021
Customer relationships	$15,103	$5,112	$9,991
Acquired software and technology	2,522	901	1,621
Trade names	612	228	384
Purchased software	1,133	479	654
Capitalized software and other intangibles	1,879	520	1,359
Total	$21,249	$7,240	$14,009
Gross software development costs capitalized for new products and enhancements to existing products totaled $807 million, $613 million and $462 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Amortization expense associated with the above identifiable intangible assets was as follows for the years ended December 31:

(In millions)	2022	2021	2020
Amortization expense	$2,441	$2,548	$2,563
Amortization expense during the year ended December 31, 2020 includes $56 million of accelerated amortization associated with the termination of certain vendor contracts (see Note 16).
The Company estimates that annual amortization expense with respect to intangible assets recorded at December 31, 2022 will be as follows:

(In millions)
Year Ending December 31,
2023	$2,362
2024	2,068
2025	1,811
2026	1,491
2027	1,134
Thereafter	3,549
Total	$12,415

7. Goodwill

The following table presents changes in goodwill during the years ended December 31, 2022 and 2021.

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Total
Goodwill - December 31, 2020	$21,408	$2,108	$12,806	$36,322
Acquisitions and valuation adjustments	321	—	197	518
Transfers (1)	—	(67)	67	—
Foreign currency translation	(347)	(2)	(58)	(407)
Goodwill - December 31, 2021	21,382	2,039	13,012	36,433
Acquisitions and valuation adjustments	202	670	—	872
Dispositions	(40)	(5)	—	(45)
Foreign currency translation	(344)	(2)	(103)	(449)
Goodwill - December 31, 2022	$21,200	$2,702	$12,909	$36,811
(1)Relates to the migration of a line of business from the Fintech segment to the Payments segment. This migration did not have a material impact on the results of operations of the affected reportable segments.
8. Investments in Unconsolidated Affiliates
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
Merchant Alliances
The Company maintains ownership interests in various merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance based on contractual pricing (see Note 19). The Company’s investment in its merchant alliances was $2.1 billion and $2.3 billion at December 31, 2022 and 2021, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.

Other Equity Method Investments
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC (“Sagent”) and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”), which are accounted for under the equity method. In 2022, Sagent completed a transaction with a third party for the contribution from and the sale by such third party to Sagent of certain intangible and tangible personal property rights, resulting in a dilution of the Company’s ownership interest in Sagent. As a result of the transaction, the Company recognized a pre-tax gain of $80 million within income from investments in unconsolidated affiliates, with related tax expense of $19 million recorded through the income tax provision, in the consolidated statement of income for the year ended December 31, 2022. The Company’s remaining noncontrolling ownership interest in Sagent continues to be accounted for as an equity method investment. The Company’s net investment in the Lending Joint Ventures was $72 million and $25 million at December 31, 2022 and 2021, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets. In addition, the Company maintains other strategic investments accounted for under the equity method. The Company's aggregate investment in such entities was $257 million and $266 million at December 31, 2022 and 2021, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
The Lending Joint Ventures maintain, as amended in 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at December 31, 2022 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were no outstanding borrowings on the revolving credit facilities at December 31, 2022. The Company has guaranteed the debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. See Note 9 for additional information.

The Company classifies distributions from its investments accounted for using the equity method in the consolidated statements of cash flows using the cumulative earnings approach. Under this approach, distributions received from unconsolidated affiliates are classified as cash flows from operating activities to the extent that the cumulative distributions do not exceed the cumulative earnings on the investment. To the extent the current period distribution exceeds the cumulative earnings on the investment, the distribution is considered a return of investment and is classified as cash flows from investing activities. The Company received cash distributions from unconsolidated affiliates of $211 million, $149 million and $151 million, of which $138 million, $115 million and $109 million were recorded as cash flows from investing activities in the Company’s consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020, respectively.
Other Equity Investments
The Company also maintains investments, of which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $135 million and $113 million at December 31, 2022 and 2021, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other (expense) income in the consolidated statements of income for the period. During the year ended December 31, 2021, the Company remeasured its equity interest in Ondot to fair value upon the acquisition of the remaining ownership interest, resulting in the recognition of a pre-tax gain of $12 million (see Note 4). Other adjustments made to the values recorded for certain equity securities and gains and losses from sales of equity securities during the years ended December 31, 2022, 2021 and 2020 were not significant.
9. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure. The Company also maintains cross-currency rate swap contracts, designated as net investment hedges, to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro. These derivative instruments are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period (see Note 13). Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated using the present value of a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.
Assets and liabilities measured at fair value on a recurring basis consisted of the following at December 31:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	2022	2021
Assets
Forward exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	Level 2	$—	$6
Liabilities
Forward exchange contracts designated as cash flow hedges	Accounts payable and accrued expenses	Level 2	$7	$—
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	1	—
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	23	—
Contingent consideration	Accounts payable and accrued expenses	Level 3	6	2
Contingent consideration	Other long-term liabilities	Level 3	2	32
Contingent debt guarantee	Accounts payable and accrued expenses	Level 3	—	4
Contingent debt guarantee	Other long-term liabilities	Level 3	21	—

The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, term loan credit agreement, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $19.2 billion and $21.8 billion at December 31, 2022 and 2021, respectively, and the carrying value was $20.6 billion and $20.4 billion at December 31, 2022 and 2021, respectively.
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures (see Note 8), which are reported within accounts payable and accrued expenses, and other long-term liabilities in the consolidated balance sheets. In April 2022, the Lending Joint Ventures amended their respective term loans and revolving credit facilities, increasing aggregate borrowing capacity by $75 million and extending the maturity to April 2027. The Company elected to guarantee this incremental indebtedness, resulting in aggregate guarantees of $520 million and a pre-tax expense of $48 million related to such debt guarantee obligations, recorded within other (expense) income in the consolidated statement of income and within other operating activities in the consolidated statement of cash flows, during the year ended December 31, 2022. The Company is entitled to receive a defined fee in exchange for its incremental guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $40 million and $10 million approximates the fair value at December 31, 2022 and 2021, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $12 million, $12 million and $13 million during the years ended December 31, 2022, 2021 and 2020, respectively, within other (expense) income in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease ROU assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the years ended December 31, 2022, 2021 and 2020 is included in Notes 8 and 16.

10. Leases
Company as Lessee
The Company primarily leases office space, data centers and equipment from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession of the asset, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Many of the Company’s leases contain renewal options for varying periods, which can be exercised at the Company’s sole discretion. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The Company’s leases have remaining lease terms ranging from one month to 21 years.
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
Lease Balances

(In millions)
December 31,	2022	2021
Assets
Operating lease assets (1)	$586	$575
Finance lease assets (2)	541	487
Total lease assets	$1,127	$1,062

Liabilities
Current:
Operating lease liabilities (1)	$124	$122
Finance lease liabilities (2)	156	130
Noncurrent:
Operating lease liabilities (1)	628	615
Finance lease liabilities (2)	366	313
Total lease liabilities	$1,274	$1,180
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
Components of Lease Cost

(In millions)
Year Ended December 31,	2022	2021	2020
Operating lease cost (1)	$186	$162	$198
Finance lease cost: (2)
Amortization of right-of-use assets	169	122	150
Interest on lease liabilities	17	23	21
Total lease cost	$372	$307	$369
(1)Operating lease expense is included within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the consolidated statements of income. Operating lease expense includes approximately $38 million, $39 million and $50 million of variable lease costs during the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Finance lease expense is recorded as depreciation and amortization expense within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, and interest expense, net in the consolidated statements of income. Finance lease expense includes $62 million of accelerated amortization associated with the termination of certain vendor contracts during the year ended December 31, 2020 (see Note 16).

Supplemental Cash Flow Information

(In millions)
Year Ended December 31,	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$131	$153	$155
Operating cash flows from finance leases	17	23	21
Financing cash flows from finance leases	183	161	187

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$109	$197	$46
Finance leases	234	231	399
Lease Term and Discount Rate

December 31,	2022	2021
Weighted-average remaining lease term:
Operating leases	10 years	10 years
Finance leases	4 years	3 years
Weighted-average discount rate:
Operating leases	2.7%	2.7%
Finance leases	3.8%	2.7%
Maturity of Lease Liabilities
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2022:

(In millions)
Year Ending December 31,	Operating Leases (1)	Finance Leases (2)
2023	$141	$183
2024	119	158
2025	101	114
2026	92	84
2027	83	36
Thereafter	332	1
Total lease payments	868	576
Less: Interest	(116)	(54)
Present value of lease liabilities	$752	$522
(1)Operating lease payments include $26 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $53 million of legally binding minimum lease payments for leases signed but not yet commenced. Operating leases that have been signed but not yet commenced are for equipment and real estate and will commence in 2023 with lease terms of up to 16 years.
(2)Finance lease payments exclude $39 million of legally binding minimum lease payments for leases signed but not yet commenced. Finance leases that have been signed but not yet commenced are for equipment and will commence in 2023 with lease terms of up to 5 years.

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
Components of Lease Income

(In millions)
Year Ended December 31,	2022	2021	2020
Sales-type leases:
Selling profit (1)	$55	$61	$48
Interest income (1)	99	85	76
Operating lease income (2)	279	297	257
(1)Selling profit includes $147 million, $141 million and $106 million recorded within product revenue with a corresponding charge of $92 million, $80 million and $58 million recorded within cost of product in the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020, respectively. Interest income is included within product revenue in the consolidated statements of income.
(2)Operating lease income includes a nominal amount of variable lease income and is included within product revenue in the consolidated statements of income for each of the years ended December 31, 2022, 2021 and 2020.
Components of Net Investment in Sales-Type Leases

(In millions)
December 31,	2022	2021
Minimum lease payments	$428	$395
Residual values	20	23
Less: Unearned interest income	(169)	(157)
Net investment in leases (1)	$279	$261
(1)Net investments in leased assets are included within prepaid expenses and other current assets (current portion) and other long-term assets (noncurrent portion) in the consolidated balance sheets.

Maturities of Future Minimum Lease Payment Receivables
Future minimum lease payments receivable on sales-type leases were as follows at December 31, 2022:

(In millions)
Year Ending December 31,	Sales-Type Leases
2023	$169
2024	133
2025	88
2026	35
2027	3
Thereafter	—
Total minimum lease payments	$428
Lease Payment Receivables Portfolio
The Company accounts for lease payment receivables in connection with POS terminal equipment as a single portfolio. The Company recognizes an allowance for expected credit losses on lease payment receivables at the commencement date of the lease by considering the term, geography and internal credit risk ratings of such lease. The internal credit risk ratings are established based on lessee specific risk factors, such as FICO score, number of years the lessee has been in business and the nature of the lessee’s industry, which are considered indicators of the likelihood a lessee may default in the future. The allowance for estimated credit losses on lease payment receivables was $60 million and $56 million at December 31, 2022 and 2021, respectively.

The Company determines delinquency status on lease payment receivables based on the number of calendar days past due. The Company considers lease payments that are 90 days or less past due as performing. Lease payments that are greater than 90 days past due are placed on non-accrual status in which interest income is no longer recognized. Lease payment receivables are fully written off in the period they become delinquent greater than 180 days past due. The amortized cost balance of net investment in leases at December 31, 2022 and 2021, was $279 million and $261 million, respectively. Lease payment receivables that were determined to be on non-accrual status were nominal at each of December 31, 2022 and 2021.

11. Debt
The Company’s debt consisted of the following at December 31:

(In millions)	2022	2021
Short-term and current maturities of long-term debt:
Foreign lines of credit	$198	$240
Finance lease and other financing obligations	270	268
Total short-term and current maturities of long-term debt	$468	$508

Long-term debt:
3.500% senior notes due October 2022	$—	$700
0.375% senior notes due July 2023 (Euro-denominated)	531	566
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	632	705
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	531	566
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	531	566
3.000% senior notes due July 2031 (British Pound-denominated)	632	705
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	2,329	916
Euro commercial paper notes	1,210	905
Revolving credit facility	35	97
Receivable securitized loan	—	500
Term loan facility	200	200
Unamortized discount and deferred financing costs	(120)	(125)
Finance lease and other financing obligations	539	528
Total long-term debt	$20,950	$20,729
Annual maturities of the Company’s total debt were as follows at December 31, 2022:

(In millions)
Year Ending December 31,
2023	$468
2024	2,438
2025	1,688
2026	2,100
2027	6,680
Thereafter	8,164
Total principal payments	21,538
Unamortized discount and deferred financing costs	(120)
Total debt	$21,418

Senior Notes
The Company has outstanding $16.8 billion of various fixed-rate senior notes, as described above. The indentures governing the Company’s senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem the senior notes, in whole or, from time to time, in part, at any time prior to the applicable maturity date. Interest on the Company’s U.S. dollar-denominated senior notes is paid semi-annually, while interest on its Euro- and British Pound-denominated senior notes is paid annually. The interest rate applicable to certain of the senior notes is subject to an increase of up to two percent in the event that the credit rating assigned to such notes is downgraded below investment grade.
In July 2022, the Company redeemed $700 million in aggregate principal amount of its outstanding 3.500% senior notes due in October 2022 at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest. The Company financed the redemption of these notes using proceeds from the issuance of U.S. dollar commercial paper. At December 31, 2021, the 3.500% senior notes due in October 2022 were classified in the consolidated balance sheet as long-term, as the Company had the intent to refinance this debt on a long-term basis and the ability to do so. At December 31, 2022, the 0.375% Euro-denominated senior notes due in July 2023 and 3.800% senior notes due in October 2023 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.
During the year ended December 31, 2021, the Company used a portion of the net proceeds from the 2021 issuance of commercial paper notes, as described below, to repay the outstanding principal balance of $400 million under its 4.750% senior notes that matured in June 2021.
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $2.3 billion and $916 million at December 31, 2022 and 2021, respectively, with a weighted average interest rate of 4.818% and 0.295%, respectively. Outstanding borrowings under the Euro program were $1.2 billion and $905 million at December 31, 2022 and 2021, respectively, with a weighted average interest rate of 1.918% and (0.420)%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
During the years ended December 31, 2022 and 2021, the Company used the net proceeds from the issuance of commercial paper notes to repay outstanding borrowings under its revolving credit facility; to redeem its 3.500% senior notes due in October 2022; to repay its 4.750% senior notes that matured in June 2021; to pay down outstanding borrowings on its term loan facility; to repay amounts outstanding on its receivable securitized loan; and to fund acquisitions.
Revolving Credit Facility
In June 2022, the Company entered into a new senior unsecured multicurrency revolving credit facility with substantially the same syndicate of banks that were lenders under its prior amended and restated revolving credit facility, which the Company voluntarily terminated and replaced. The new credit agreement matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the new credit facility bear interest at a variable rate based on a Secured Overnight Financing Rate (“SOFR”), or a base rate in the case of U.S. dollar borrowings, in each case, plus a specified margin based on the Company’s long-term debt rating in effect from time to time (5.44% at December 31, 2022). The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The new credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions. The Company was in compliance with all financial debt covenants during the year ended December 31, 2022.

Foreign Lines of Credit and Other Arrangements
The Company maintains certain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity associated with international operations in Latin America. The Company had amounts outstanding on these lines of credit totaling $198 million and $240 million at a weighted-average interest rate of 30.58% and 21.01% at December 31, 2022 and 2021, respectively.
Receivable Securitized Loan
The Company maintains a consolidated wholly-owned subsidiary, First Data Receivables, LLC (“FDR”). FDR was a party to certain receivables financing arrangements, including an agreement (“Receivables Financing Agreement”) through July 2022, with certain financial institutions and other persons from time to time party thereto as lenders and group agents, pursuant to which certain wholly-owned subsidiaries of the Company had agreed to transfer and contribute receivables to FDR, and FDR in turn could obtain borrowings from the financial institutions and other lender parties to the Receivables Financing Agreement secured by liens on those receivables. FDR’s assets were not available to satisfy the obligations of any other entities or affiliates of the Company, and FDR’s creditors were entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to the Company. In July 2022, the Company repaid $485 million, representing all amounts outstanding on its receivable securitized loan. The Company used proceeds from the issuance of U.S. dollar commercial paper to repay and terminate the Receivables Financing Agreement.
FDR held $1.0 billion in receivables as part of the securitization program at December 31, 2021, which were recorded within trade accounts receivable, net in the Company’s consolidated balance sheet. FDR utilized the receivables as collateral in borrowings of $500 million as of December 31, 2021, at an average interest rate of 0.95%. Outstanding borrowings bore interest at a variable rate based on one-month LIBOR plus a specified margin. At December 31, 2021, outstanding borrowings under the receivable securitized loan facility were classified in the consolidated balance sheet as long-term, as the Company had the intent to refinance this debt on a long-term basis and the ability to do so.
Term Loan Facility
The Company maintains a term loan credit agreement with a syndicate of financial institutions, of which the aggregate principal amount outstanding under such agreement was $200 million at both December 31, 2022 and 2021. Borrowings under the term loan facility bear interest at a variable rate based on one-month LIBOR or on a base rate, plus, in each case, a specified margin based on the Company’s long-term debt rating in effect from time to time, and mature in July 2024. The variable interest rate on the term loan facility borrowings was 5.64% and 1.35% at December 31, 2022 and 2021, respectively. The term loan credit facility contains affirmative, negative and financial covenants, and events of default, that are substantially the same as those set forth in the Company’s revolving credit facility, as described above.
Deferred Financing Costs
Deferred financing costs are amortized as a component of interest expense, net over the term of the underlying debt using the effective interest method. Deferred financing costs primarily related to the Company’s senior notes totaled $76 million and $92 million at December 31, 2022 and 2021, respectively, and are reported as a direct reduction of the related debt instrument in the consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facility are reported in other long-term assets in the consolidated balance sheets and totaled $10 million and $3 million at December 31, 2022 and 2021, respectively.
12. Redeemable Noncontrolling Interests
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

In 2021, the Company and a joint venture minority partner mutually agreed to terminate one of the Company’s merchant alliance joint ventures effective March 2022. The redeemable noncontrolling interest was adjusted to reflect the estimated redemption value, with such adjustment recorded within additional paid-in capital in the consolidated statement of equity for the year ended December 31, 2021. In conjunction with the termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture. The Company received proceeds of $175 million from the sale of such merchant contracts of the joint venture, resulting in the recognition of a pre-tax gain of $137 million within net gain on sale of businesses and other assets, with related tax expense of $7 million recorded through the income tax provision, in the consolidated statement of income for the year ended December 31, 2022.
The following table presents a summary of the redeemable noncontrolling interests activity during the years ended December 31:

(In millions)	2022	2021
Balance at beginning of year	$278	$259
Distributions paid to redeemable noncontrolling interests	(34)	(43)
Share of income	28	44
Adjustment to estimated redemption value	—	18
Derecognition of redeemable noncontrolling interest	(111)	—
Balance at end of year	$161	$278
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Year Ended December 31, 2022
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2021	$(107)	$(676)	$38	$(745)
Other comprehensive loss before reclassifications	(11)	(444)	(60)	(515)
Amounts reclassified from accumulated other comprehensive loss	15	56	—	71
Net current-period other comprehensive income (loss)	4	(388)	(60)	(444)
Balance at December 31, 2022	$(103)	$(1,064)	$(22)	$(1,189)

	Year Ended December 31, 2021
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2020	$(121)	$(254)	$(12)	$(387)
Other comprehensive income (loss) before reclassifications	6	(422)	50	(366)
Amounts reclassified from accumulated other comprehensive loss	8	—	—	8
Net current-period other comprehensive income (loss)	14	(422)	50	(358)
Balance at December 31, 2021	$(107)	$(676)	$38	$(745)
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure (see Note 9) to the Indian Rupee. The notional amount of these derivatives was $346 million and $341 million at December 31, 2022 and 2021, respectively. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2022, the Company estimates that it will recognize losses of approximately $7 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation (“First Data”) and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecasted interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $130 million and $145 million at December 31, 2022 and 2021, respectively. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2022, the Company estimates that it will recognize approximately $15 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
Net Investment Hedges
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses its fixed-to-fixed cross-currency rate swap contracts and foreign currency-denominated debt as economic hedges of its net investments in such foreign currency-denominated subsidiaries. At December 31, 2022, aggregate notional cross-currency rate swaps of 400 million Euro were designated as net investment hedges to hedge a portion of the Company’s net investment in certain subsidiaries whose functional currency is the Euro. The Company has designated its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound.
The following table outlines the terms of the Company’s cross-currency rate swap contracts at December 31, 2022:

Effective Date of Contract	Maturity Date of Contract	Notional Amount (EUR)		Fixed Rate Paid (EUR)	Fixed Rate Received (USD)
September 1, 2022	June 1, 2025	80	million	2.096%	3.85%
September 15, 2022	July 1, 2026	80	million	1.635%	3.20%
October 6, 2022	June 1, 2025	80	million	1.922%	3.85%
October 27, 2022	July 1, 2026	80	million	1.458%	3.20%
November 10, 2022	June 1, 2025	80	million	1.816%	3.85%
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
Foreign currency transaction gains (losses) related to net investment hedges that were recorded in other comprehensive loss in the consolidated statements of comprehensive income were as follows at December 31:

(In millions)	2022	2021	2020
Cross-currency rate swap contracts	$(17)	$—	$—
Foreign currency-denominated debt	236	110	(151)
The Company recorded income tax impacts of $(73) million and $36 million for the years ended December 31, 2022 and 2021, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, commercial paper notes and cross-currency rate swap contracts. During the year ended December 31, 2021, the Company recorded a prior period adjustment which resulted in an increase to retained earnings of $71 million to reclassify prior year deferred tax benefits on such foreign currency translation losses from accumulated other comprehensive loss that were not previously recorded in other comprehensive income (loss). Management believes this prior period adjustment was not material to the consolidated financial statements.

14. Employee Benefit Plans
Defined Contribution Plans
The Company and its subsidiaries maintain defined contribution savings plans covering the majority of their employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries and the Company makes matching contributions, each subject to certain limitations. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, company matching and discretionary company contributions. In response to the COVID-19 pandemic, the Company temporarily suspended company matching contributions during most of 2020 and re-established such contributions effective January 1, 2021, to equal 100% on the first 1% contributed and 25% on the next 4% contributed for eligible participants. Effective January 1, 2022, Company matching contributions were increased to 100% on the first 1% contributed and 50% on the next 4% contributed for eligible participants. Expenses for company contributions under these plans totaled $79 million, $58 million, and $38 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Defined Benefit Plans
The Company maintains noncontributory defined benefit pension plans (collectively, the “Plans”) covering certain of its employees in the United Kingdom (“U.K.”), the U.S., Germany and Austria. All of these plans are frozen and provide benefits to eligible employees based on an employee’s average final compensation and years of service.
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Plans as of and for the years ended December 31:

	U.K. Plan		U.S. and Other Plans
(In millions)	2022	2021	2022	2021
Change in projected benefit obligations:
Balance at beginning of year	$(736)	$(777)	$(221)	$(238)
Interest cost	(12)	(11)	(5)	(5)
Settlements	—	16	—	—
Actuarial gain	230	15	41	9
Benefits paid	28	21	14	12
Foreign currency translation	72	—	2	1
Balance at end of year	$(418)	$(736)	$(169)	$(221)

Change in fair value of plan assets:
Balance at beginning of year	$983	$974	$183	$181
Actual return on plan assets	(290)	47	(39)	14
Settlements	—	(16)	—	—
Benefits paid	(28)	(21)	(14)	(12)
Foreign currency translation	(95)	(1)	—	—
Balance at end of year	$570	$983	$130	$183

Funded status of the plans	$152	$247	$(39)	$(38)
The funded status of the Plans is recognized as an asset or a liability within other long-term assets or within other long-term liabilities in the consolidated balance sheets.
Projected Benefit Obligations
The Company records amounts relating to Plan obligations and their associated expenses based on calculations which include actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Changes in any of the assumptions and the amortization of differences between the assumptions and actual experience will affect the amount of pension expense in future periods. The Company reviews its actuarial assumptions at least annually and modifies the assumptions based on current rates and trends, as appropriate. The effects of modifications are recognized immediately within the consolidated balance sheets, and are generally amortized to operating income over future periods, with the deferred amount recorded in accumulated other comprehensive loss within the consolidated balance sheets. The Company’s funding policy is to contribute quarterly an amount as recommended by the Plans’ independent actuaries. Company contributions under the Plans were nominal in both 2022 and 2021, with future contributions not expected to be significant. The Company employs a building block approach in determining the expected long-term rate of return for plan assets with proper consideration of diversification and re-balancing. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.
The weighted-average rate assumptions used in the measurement of the Company’s projected benefit obligations and net periodic benefit expense as of and for the years ended December 31 were as follows:

	Projected Benefit Obligations		Net Periodic Benefit Expense
	2022	2021	2022	2021
Discount rate	5.01%	1.97%	1.97%	1.56%
Expected long-term return on plan assets	n/a	n/a	2.19%	2.25%
The estimated future benefit payments are expected to be as follows:

(In millions)
Year Ending December 31,
2023	$34
2024	34
2025	35
2026	36
2027	37
2028-2032	196
Plan Assets
The Company’s investment strategy for the U.K. plan is to allocate the assets into two pools: (i) liability-hedging assets whereby the focus is risk management, protection and insurance relative to the liability target invested in, but not limited to, money market funds, debt, U.K. government bonds and U.K. government index-linked bonds; and (ii) return-seeking assets whereby the focus is on return generation and taking risk in a controlled manner. Such assets may include equities, government bonds, high-yield bonds, property, commodities or hedge funds. The Company’s target allocation for the U.K. plan based on the investment policy at December 31, 2022 was 80% liability-hedging assets and 20% return-seeking assets. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies. The Company’s investment strategy for the U.S. plan employs a total return investment approach whereby a diversified blend of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The Company sets an allocation mix necessary to support the underlying plan liabilities as influenced significantly by the demographics of the participants and the frozen nature of the plan. The Company’s target allocation for the U.S. plan based on the investment policy at December 31, 2022 was 61% liability-hedging assets and 39% return-seeking assets.
The following table sets forth assets carried and measured at fair value on a recurring basis for the Plans at December 31:

(In millions)
2022	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$43	$—	$—
Equity securities (2)	1	40	—
Fixed income securities (3)	137	86	—
Other investments (4)	301	(26)	—
Total investments at fair value	$482	$100	$—

(In millions)
2021	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$230	$—	$—
Equity securities (2)	10	93	—
Fixed income securities (3)	202	105	—
Other investments (4)	361	7	—
Total investments at fair value	$803	$205	$—
(1)Cash and cash equivalents include highly liquid investments in money market funds.
(2)Equity securities primarily consist of domestic, international and global equity pooled funds.
(3)Fixed income securities primarily consist of debt securities issued by U.S. and foreign government agencies and debt obligations issued by a variety of private and public corporations.
(4)Other investments primarily consist of index-linked government bonds, derivatives and other investments.
In addition to the investments presented within the fair value hierarchy table above, the Plans’ assets include investments in various collective trusts that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. Such investments totaled $118 million and $158 million at December 31, 2022 and 2021, respectively.
Net Periodic Benefit Cost
The components of net periodic benefit cost (income) were as follows for the years ended December 31:

(In millions)	2022	2021	2020
Interest cost	$17	$16	$20
Expected return on plan assets	(18)	(23)	(24)
Net periodic benefit income	$(1)	$(7)	$(4)
In the first quarter of 2023, the Company commenced actions necessary to terminate the plans in the U.S. and U.K. Termination is subject to certain considerations, including regulatory review, interest rates and annuity pricing. Upon termination, the Company expects to recognize a non-cash pension settlement charge, which includes the recognition of remaining actuarial gains (losses) recorded within accumulated other comprehensive loss, and derecognition of the net assets of such plans. The amount of accrued vested benefits to be received by participants will not be impacted.
15. Share-Based Compensation
The Company recognizes the fair value of share-based compensation awards granted to employees in cost of processing and services, cost of product, and selling, general and administrative expense in its consolidated statements of income.
The Company’s share-based compensation awards are typically granted in the first quarter of the year; however, grants may also occur throughout the year in conjunction with acquisitions of businesses, and primarily consist of the following:
Restricted Stock Units and Awards – The Company grants restricted stock units and awards to employees and non-employee directors. Time-based restricted stock units and award grants generally vest over a three- or four-year period. Performance-based restricted stock units generally vest over a three- to five-year period based upon the achievement of defined performance goals including revenue growth, achievement of integration milestones, and completion of strategic initiatives. The Company recognizes compensation expense for restricted stock units and awards based on the market price of its common stock on the grant date over the period during which the units and awards vest.
Performance Share Units – The Company grants performance share units to employees. The number of shares issued at the end of the performance period is determined by the level of achievement of predefined performance goals, including earnings, revenue growth, synergy and integration attainment, and shareholder return. The Company recognizes compensation expense on performance share units ratably over the requisite performance period of the award, generally two to five years, to the extent management views the performance goals as probable of attainment. The Company recognizes compensation expense for the fair value of the shareholder return component over the requisite service period of the award.

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
Employee Stock Purchase Plan – The Company maintains an employee stock purchase plan that allows eligible employees to purchase a limited number of shares of common stock each quarter through payroll deductions at a discount of the closing price of the Company’s common stock on the last business day of each calendar quarter. Effective April 9, 2020, the Company temporarily suspended the employee discount of 10% under the employee stock purchase plan to help manage discretionary costs in response to the COVID-19 pandemic. Effective January 1, 2021, the discount under the employee stock purchase plan was re-established at 5%, which is considered noncompensatory and therefore does not give rise to recognizable compensation cost.
The Company recognized $323 million, $239 million and $369 million of share-based compensation expense during the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, the total remaining unrecognized compensation cost for restricted stock units and awards, performance share units, and unvested stock options, net of estimated forfeitures, of $495 million is expected to be recognized over a weighted-average period of 2.1 years. During the years ended December 31, 2022, 2021 and 2020, stock options to purchase 3.7 million, 4.4 million and 2.6 million shares, respectively, were exercised.
Share-Based Compensation Activity
No stock option awards were granted during the year ended December 31, 2022. The weighted-average estimated fair value of stock options granted during the years ended December 31, 2021 and 2020 was $33.35 and $35.02 per share, respectively. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

	2021	2020
Expected life (in years)	6.5	6.4
Average risk-free interest rate	0.6%	1.8%
Expected volatility	29.3%	28.3%
Expected dividend yield	0%	0%
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
A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2021	10,229	$56.36
Granted	—	—
Forfeited	(204)	111.39
Exercised	(3,689)	42.06
Stock options outstanding - December 31, 2022	6,336	$62.91	3.92	$256
Stock options exercisable - December 31, 2022	5,696	$57.36	3.52	$256

A summary of restricted stock unit, restricted stock award and performance share unit activity is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Units and awards - December 31, 2021	5,074	$101.09	1,392	$96.32
Granted	3,473	93.54	3,050	100.78
Forfeited	(759)	100.21	(122)	97.00
Vested	(2,258)	99.70	(1,077)	103.13
Units and awards - December 31, 2022	5,530	$96.88	3,243	$100.93
In conjunction with certain acquisitions, the Company granted restricted stock units with performance vesting provisions to be measured over two and five years, which are presented as performance share units within the table above.
The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2022	2021	2020
Total intrinsic value of stock options exercised	$226	$339	$194
Fair value of restricted stock units vested	335	332	454
Income tax benefit from stock options exercised and restricted stock units vested	109	142	156
Cash received from stock options exercised	105	91	83
At December 31, 2022, 22.0 million share-based awards were available for grant under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.5 million shares during each of the years ended December 31, 2022, 2021 and 2020. At December 31, 2022, there were 23.3 million shares available for issuance under the employee stock purchase plan.
16. Restructuring and Other Charges
In connection with the acquisition of First Data in 2019, the Company implemented integration plans focused on reducing the Company’s overall cost structure, including reducing vendor spend and eliminating duplicate costs. The Company recorded restructuring charges related to certain of these integration activities of $118 million and $303 million, primarily reported in cost of processing and service and selling, general and administrative expenses within the consolidated statements of income, based upon committed actions during the years ended December 31, 2021 and 2020, respectively.
Employee Termination Costs
The Company recorded $187 million, $95 million and $131 million of employee termination costs related to cash severance and other separation costs for terminated employees during the years ended December 31, 2022, 2021 and 2020, respectively. Employee termination costs include those charges incurred in connection with the acquisition of First Data during the years ended December 31, 2021 and 2020.
The following table summarizes the changes in the reserve related to the Company’s employee severance and other separation costs during the years ended December 31:

(In millions)	2022	2021
Balance at beginning of year	$36	$27
Severance and other separation costs	187	95
Cash payments	(200)	(86)
Balance at end of year	$23	$36
The employee severance and other separation costs accrual balance of $23 million at December 31, 2022 is expected to be paid within the next twelve months. In addition, the Company recorded $22 million, $8 million and $48 million of share-based compensation costs during the years ended December 31, 2022, 2021 and 2020, respectively, related to the accelerated vesting of equity awards for terminated employees.

Facility Exit Costs
The Company permanently vacated certain leased facilities in advance of the non-cancellable lease terms as part of the Company’s efforts to reduce facility costs in connection with the First Data acquisition during 2021 and 2020, and in connection with a strategic consolidation of facilities during 2022. In conjunction with the exit of these leased facilities, the Company assessed the respective operating lease ROU assets for impairment by comparing the carrying values of the ROU assets to the discounted cash flows from estimated sublease payments (Level 3 of the fair value hierarchy). In addition, the Company assessed certain property and equipment associated with owned and leased facilities for impairment. As a result, the Company recorded non-cash impairment charges of $14 million, $15 million and $124 million reported in selling, general and administrative expense within the consolidated statements of income during the years ended December 31, 2022, 2021 and 2020, respectively, associated with the early exit of these facilities. The Company continues to evaluate its facility locations and therefore may incur additional exit costs in future periods.
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
17. Income Taxes
Substantially all of the Company’s pre-tax earnings are derived from domestic operations in all years presented. The income tax provision was as follows for the years ended December 31:

(In millions)	2022	2021	2020
Components of income tax provision (benefit):
Current:
Federal	$802	$378	$(25)
State	175	138	71
Foreign	132	109	79
	1,109	625	125
Deferred:
Federal	(339)	(186)	189
State	(84)	(106)	(34)
Foreign	(135)	30	(84)
	(558)	(262)	71
Income tax provision	$551	$363	$196

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	2.5%	1.6%	2.0%
Foreign tax law changes	—%	8.0%	2.8%
Foreign derived intangibles income deduction	(0.9)%	(3.1)%	(3.2)%
Excess tax benefit from share-based awards	(0.8)%	(2.2)%	(3.9)%
Sale of businesses and subsidiary restructuring	(2.2)%	(2.1)%	0.7%
Unrecognized tax benefits	(0.5)%	(2.7)%	(1.0)%
Nondeductible executive compensation	0.4%	0.7%	2.0%
Valuation allowance	(0.5)%	(1.3)%	(1.7)%
Other, net	(0.1)%	1.9%	(2.0)%
Effective income tax rate	18.9%	21.8%	16.7%
Foreign tax law changes included $134 million and $32 million of income tax expense attributed to the revaluation of certain net deferred tax liabilities in connection with enacted corporate income tax rate changes in foreign countries during the years ended December 31, 2021 and 2020, respectively. In 2021, the enacted tax rate in the United Kingdom increased from 19% to 25% starting in 2023, and the tax rate in Argentina increased from 25% to 35%. In 2020, the tax rate in the United Kingdom increased from 17% to 19%.

Significant components of deferred tax assets and liabilities consisted of the following at December 31:

(In millions)	2022	2021
Accrued expenses	$170	$171
Share-based compensation	116	134
Net operating loss and credit carry-forwards	805	804
Leasing liabilities	170	194
Other	163	194
Subtotal	1,424	1,497
Valuation allowance	(620)	(697)
Total deferred tax assets	804	800

Capitalized software development costs	(481)	(633)
Intangible assets	(2,319)	(2,676)
Property and equipment	(308)	(280)
Capitalized commissions	(106)	(95)
Investments in joint ventures	(597)	(630)
Leasing right-of-use assets	(134)	(142)
Other	(405)	(474)
Total deferred tax liabilities	(4,350)	(4,930)
Total	$(3,546)	$(4,130)
The Company maintained a valuation allowance of $620 million and $697 million at December 31, 2022 and 2021, respectively, against its deferred tax assets. Substantially all of the valuation allowance relates to certain foreign and state net operating loss carryforwards.
Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows at December 31:

(In millions)	2022	2021
Noncurrent assets	$56	$42
Noncurrent liabilities	(3,602)	(4,172)
Total	$(3,546)	$(4,130)
Noncurrent deferred tax assets are included in other long-term assets in the consolidated balance sheets at December 31, 2022 and 2021.
The following table presents the amounts of federal, state and foreign net operating loss carryforwards and general business credit carryforwards at December 31:

(In millions)	2022	2021
Net operating loss carryforwards: (1)
Federal	$214	$178
State	2,810	3,763
Foreign	2,373	2,580
General business credit carryforwards (2)	17	12
(1)At December 31, 2022, the Company had federal net operating loss carryforwards of $214 million, most of which do not expire, state net operating loss carryforwards of $2.8 billion, most of which expire in 2023 through 2042, and foreign net operating loss carryforwards of $2.4 billion, of which $276 million expire in 2023 through 2041, and the remainder of which do not expire.
(2)Substantially all of the general business credit carryforwards relate to foreign tax credits.
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
Unrecognized tax benefits were as follows at December 31:

(In millions)	2022	2021	2020
Unrecognized tax benefits - Beginning of year	$124	$171	$145
Increases for tax positions taken during the current year	3	16	9
Increases for tax positions taken in prior years	—	5	53
Decreases for tax positions taken in prior years	(18)	(41)	(23)
Decreases for settlements	(2)	(1)	(2)
Lapse of the statute of limitations	(11)	(26)	(11)
Unrecognized tax benefits - End of year	$96	$124	$171
At December 31, 2022, unrecognized tax benefits of $58 million, net of federal and state benefits, would affect the effective income tax rate if recognized. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $10 million over the next twelve months as a result of possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statute of limitations in various state and foreign jurisdictions.
The Company classifies interest expense and penalties related to income taxes as components of its income tax provision. The income tax provision included interest expense (benefits) and penalties on unrecognized tax benefits of less than $1 million in 2022, $(6) million in 2021 and $3 million in 2020. Accrued interest expense and penalties related to unrecognized tax benefits totaled $13 million and $15 million at December 31, 2022 and 2021, respectively.
The Company’s U.S. federal income tax returns for 2021 and 2022, and tax returns in certain states and foreign jurisdictions for 2015 through 2022, remain subject to examination by taxing authorities.
18. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. In 2021, the Company resolved a matter, for which the Company previously had accrued, with a class of merchants related to alleged violations by an independent sales organization resulting in a payment of $28 million. In 2020, the Company resolved a matter with the Federal Trade Commission related to a U.S.-based wholesale independent sales organization resulting in a payment of $40 million, for which the Company previously had accrued. The Company maintained accruals of $21 million and $32 million at December 31, 2022 and 2021, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $60 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 5, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.7 billion and $1.6 billion at December 31, 2022 and 2021, respectively.
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

19. Related Party Transactions
Merchant Alliances
A portion of the Company’s business is conducted through merchant alliances between the Company and financial institutions (see Note 8). To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $187 million, $171 million and $183 million during the years ended December 31, 2022, 2021 and 2020, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $43 million and $36 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at December 31, 2022 and 2021, respectively.
Effective July 1, 2020, the Company and Bank of America dissolved their BAMS joint venture, of which the Company had a 51% controlling ownership interest. Upon dissolution of the joint venture’s operations, the joint venture transferred a proportionate share of value, primarily the client contracts, to each party via an agreed upon contractual separation. The revenues and expenses of the BAMS joint venture were consolidated into the Company’s financial results through the date of dissolution. See Note 4 for additional information.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures accounted for under the equity method. Amounts transacted through these agreements, including with InvestCloud through June 30, 2021, totaled $18 million, $37 million and $58 million during the years ended December 31, 2022, 2021 and 2020, respectively, and were primarily recognized as processing and services revenue in the Company’s consolidated statements of income.
Share Repurchases
On May 3, 2021, New Omaha Holdings L.P. (“New Omaha”), a shareholder of the Company, completed an underwritten secondary public offering of 23.0 million shares of Fiserv, Inc. common stock (the “2021 offering”). The Company did not sell any shares in, nor did it receive any proceeds from, the 2021 offering. New Omaha received all of the net proceeds from the 2021 offering. In connection with the 2021 offering, the Company repurchased from the underwriters 5.0 million shares of its common stock that were subject to the 2021 offering, at a price equal to the price per share paid by the underwriters to New Omaha in the 2021 offering (the “2021 share repurchase”). The 2021 share repurchase totaled $588 million and was funded with cash on hand. The repurchased shares were cancelled and no longer outstanding following the completion of the 2021 share repurchase. Prior to the 2021 offering, New Omaha owned approximately 13% of the Company’s outstanding shares of common stock, and immediately following the 2021 offering, New Omaha owned approximately 9% of such outstanding shares. As of December 31, 2022, New Omaha did not own any of the outstanding shares of the Company’s common stock.
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

20. Business Segment Information
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment. The businesses in the Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. These solutions include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; Clover®, the Company’s cloud-based POS and integrated commerce operating system for small and mid-sized businesses and independent software vendors; and CaratSM, the Company’s integrated operating system for enterprises. The Company distributes the products and services in the global Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of the Company’s other segments.
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
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as gains or losses on sales of businesses, certain assets or investments, costs associated with acquisition and divestiture activity, certain transition services revenue associated with various dispositions, and the Company’s Output Solutions postage reimbursements. Corporate and Other also includes the historical results of the Company’s Investment Services business prior to the Company’s disposal of its controlling financial interest in February 2020 (see Note 4).

Operating results for each segment were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
2022
Processing and services revenue	$6,288	$2,986	$5,164	$22	$14,460
Product revenue	1,004	184	1,098	991	3,277
Total revenue	7,292	3,170	6,262	1,013	17,737
Operating income (loss)	2,321	1,157	2,823	(2,561)	3,740
Capital expenditures, including capitalized software and other intangibles	464	259	286	470	1,479
Depreciation and amortization expense	276	241	275	2,420	3,212

2021
Processing and services revenue	$5,560	$2,832	$4,883	$32	$13,307
Product revenue	919	190	950	860	2,919
Total revenue	6,479	3,022	5,833	892	16,226
Operating income (loss)	1,996	1,081	2,557	(3,346)	2,288
Capital expenditures, including capitalized software and other intangibles	314	222	272	352	1,160
Depreciation and amortization expense	245	226	254	2,523	3,248

2020
Processing and services revenue	$4,736	$2,714	$4,702	$63	$12,215
Product revenue	786	187	802	862	2,637
Total revenue	5,522	2,901	5,504	925	14,852
Operating income (loss) (1)	1,427	992	2,361	(2,928)	1,852
Capital expenditures, including capitalized software and other intangibles	227	183	242	248	900
Depreciation and amortization expense	239	202	248	2,568	3,257
(1)Corporate and Other includes gains of $428 million from the sale of a 60% interest of the Company’s Investment Services business and $36 million on the dissolution of BAMS.

Fiserv, Inc.
Schedule II — Valuation and Qualifying Accounts
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2022
Deferred tax asset valuation allowance	$697	33	(41)		(69)		$620
Year ended December 31, 2021
Deferred tax asset valuation allowance	$888	13	(127)	(1)	(77)	(1)	$697
Year ended December 31, 2020
Deferred tax asset valuation allowance	$1,145	6	64		(327)	(1)	$888

(1)The decrease in the deferred tax asset valuation allowance is primarily due to subsidiary restructurings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Fiserv, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
◦Recalculated the transaction price and assessed the appropriateness of the allocation of consideration to each performance obligation.
◦Assessed the pattern of delivery for each distinct performance obligation.
Goodwill — Certain Reporting Units — Refer to Note 1 and Note 7 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using both a discounted cash flow model and a market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions, which include assumptions related to revenue growth rates, margin growth rates and discount rates. The goodwill balance was $36,811 million as of December 31, 2022. For all reporting units, the fair values exceeded the carrying values and therefore, no impairment was recognized.
The four reporting units we identified as a critical audit matter have goodwill balances of $1,602 million, $813 million, $7,280 million, and $1,194 million, respectively, and their fair values exceeded their carrying values as of the annual assessment, ranging between 7% and 18%. Revenue growth rates, margin growth rates, and discounts rates for these four reporting units are sensitive to significant and long-term deterioration in the macroeconomic environment, industry or market conditions.
We identified goodwill for these four reporting units as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of these reporting units and the sensitivity of operations to changes in the macroeconomic environment, industry or market conditions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having expertise in valuation, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue growth rates, margin growth rates, and selection of the discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue growth rates, margin growth rates, and the selection of discount rates for the four reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of these reporting units, specifically controls related to management’s forecasts and selection of the discount rates.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) industry reports containing analyses of the Company’s and its competitors’ products and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•With the assistance of professionals in our firm having expertise in valuation, we evaluated the discount rates including testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 23, 2023

We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
(c)Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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
February 23, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors – Who We Are,” “Our Board of Directors – How We Are Selected, Elected and Evaluated,” and “Our Board of Directors – How We Are Organized – Our Committees – Audit Committee” in our definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2022.
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
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to the information set forth under the captions “Our Board of Directors – How We Are Paid,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Pay Ratio” in our definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2022.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Our Shareholders – Common Stock Ownership” in our definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2022, is incorporated by reference herein.

Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2022.

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	7,798,417 (2)	68.97 (3)	22,016,049 (4)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total (5)	7,798,417 (2)	68.97 (3)	22,016,049 (4)
(1)Columns (a) and (c) of the table above do not include 5,359,961 unvested restricted stock units outstanding under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (the “Incentive Plan”) or 23,280,806 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan.
(2)Consists of options outstanding under the Incentive Plan; 3,156,682 shares subject to performance share units at the target award level under the Incentive Plan; and 166,867 shares subject to non-employee director deferred compensation notional units under the Incentive Plan.
(3)Represents the weighted-average exercise price of outstanding options under the Incentive Plan and does not take into account outstanding performance share units or non-employee director deferred compensation notional units under the Incentive Plan.
(4)Reflects the number of shares available for future issuance under the Incentive Plan.
(5)This table does not include 1,860,693 options outstanding under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (the “2007 First Data Plan”) and the First Data Corporation 2015 Omnibus Incentive Plan (the “2015 First Data Plan” and together with the 2007 First Data Plan, the “First Data Plans”) as of December 31, 2022 at a weighted-average exercise price of $48.34. We assumed the First Data Plans in connection with our acquisition of First Data Corporation on July 29, 2019 and converted certain outstanding First Data equity awards into corresponding equity awards relating to common stock of Fiserv, Inc. in accordance with an exchange ratio in the merger agreement. This table also does not include 89,851 shares of restricted stock and restricted stock units outstanding under the 2015 First Data Plan, as of December 31, 2022. No additional equity awards will be made under the First Data Plans.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information set forth under the captions “Our Board of Directors – How We Are Organized – Our Independence,” and “Our Board of Directors – How We Govern – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2022.
Item 14.     Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information set forth under the captions “Independent Registered Public Accounting Firm and Fees” and “Audit Committee Pre-Approval Policy” in our definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2022.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.
Exhibits
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Description of Securities of the Registrant (3)
4.2	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (4)
4.3	Thirteenth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association (5)
4.4	Fourteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, Inc. and U.S. Bank National Association (6)
4.5	Fifteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, Inc. and U.S. Bank National Association (6)
4.6	Sixteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.7	Seventeenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.8	Eighteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.9	Nineteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.10	Twentieth Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.11	Twenty-First Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.12	Twenty-Second Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.13	Twenty-Third Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.14	Twenty-Fourth Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.15	Twenty-Fifth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (9)
4.16	Twenty-Sixth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (9)
4.17	Agency Agreement, dated as of July 1, 2019, by and among Fiserv, Inc., Elavon Financial Services DAC, UK Branch, and U.S. Bank National Association (8)
4.18	Term Loan Credit Agreement, dated as of February 15, 2019, among Fiserv, Inc. and the financial institutions party thereto (10)
4.19	Amendment No. 1 to Term Loan Credit Agreement, dated as of July 26, 2019 (11)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.
10.1	Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (12)*
Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan Forms of Award Agreements
10.2	- Form of Restricted Stock Unit Agreement (Non-Employee Director) (13)*
10.3	- Form of Restricted Stock Unit Agreement (Employee-E) (14)*
10.4	- Form of Restricted Stock Unit Agreement (Employee-SO)*
10.5	- Form of Restricted Stock Unit Agreement (Employee-ST)*
10.6	- Form of Restricted Stock Unit Agreement (Employee-N)*
10.7	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director-LE) (13)*
10.8	- Form of First Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE) (15)*
10.9	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director - EE) (15)*
10.10	- Form of Second Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE/EE) (16)*
10.11	- Form of Stock Option Agreement (Employee-F) (14)*
10.12	- Form of Amendment to Stock Option Agreement (Employee-F) (17)*
10.13	- Form of Stock Option Agreement (Employee-E) (14)*
10.14	- Form of Stock Option Agreement (Employee-SO)*
10.15	- Form of Stock Option Agreement (Employee-ST)*
10.16	- Form of Performance Share Unit Agreement (Employee-SO)*
10.17	- Form of Performance Share Unit Agreement (Employee-ST)*
10.18	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (18)*
2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates Forms of Award Agreements
10.19	- Form of Stock Option Agreement for Executive Committee Members (19)*
10.20	- Form of Stock Option Agreement for U.S. Employees effective for grants in or after January 2014 (19)*
10.21	First Data Corporation 2015 Omnibus Incentive Plan (18)*
First Data Corporation 2015 Omnibus Incentive Plan Forms of Award Agreements
10.22	- Form of Option Agreement for Management Committee and Directors (19)*
10.23	- Form of Option Grant Notice and Option Grant Agreement (19)*
10.24	- Form of Restricted Stock Award Agreement (19)*
10.25	Fiserv, Inc. Executive Severance and Change of Control Policy, effective August 10, 2021 (20)*
10.26	Fiserv, Inc. Executive Officer Cash Severance Policy (2)*
10.27	Employment Agreement, dated December 21, 2022, between Fiserv, Inc. and Frank J. Bisignano (21)*
10.28	Sign-On Agreement for Suzan Kereere dated May 14, 2021 (22)*+
10.29	Fiserv, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan (3)*
10.30	Form of Non-Employee Director Indemnity Agreement (23)
10.31	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (16)*
10.32	Non-Employee Director Compensation Schedule (24)*
10.33	Credit Agreement, dated as of June 16, 2022, among Fiserv, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto (25)*
10.34	Letter Agreement, dated February 18, 2022, by and between Fiserv, Inc. and ValueAct Capital Management, L.P. (26)
21.1	Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____
*    This exhibit is a management contract or compensatory plan or arrangement.
**    Filed with this Annual Report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Balance Sheets at December 31, 2022 and 2021, (iv) the Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.
+    Portions of the exhibit have been omitted pursuant to SEC confidential treatment under 17 C.F.R. Section 229.601(b)(10)(iv).
(1)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 27, 2018, and incorporated herein by reference.
(2)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2022, and incorporated herein by reference.
(3)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2020, and incorporated herein by reference.
(4)Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333‑147309) filed on November 13, 2007, and incorporated herein by reference.
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
(10)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 21, 2019, and incorporated herein by reference.
(11)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 29, 2019, and incorporated herein by reference.
(12)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2018, and incorporated herein by reference.

(13)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2012, and incorporated herein by reference.
(14)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 23, 2017, and incorporated herein by reference.
(15)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2017, and incorporated herein by reference.
(16)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2017, and incorporated herein by reference.
(17)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference.
(18)Previously filed as an exhibit to the Company’s Post-Effective Amendment No. 1 on Form S-8 to the Form S-4 Registration Statement of Fiserv, Inc. filed July 29, 2019, and incorporated herein by reference.
(19)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019, and incorporated herein by reference.
(20)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 12, 2021, and incorporated herein by reference.
(21)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022, and incorporated herein by reference.
(22)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2022, and incorporated herein by reference.
(23)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.
(24)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2022, and incorporated herein by reference.
(25)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 21, 2022, and incorporated herein by reference.
(26)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2022, and incorporated herein by reference.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2023.

FISERV, INC.

By:	/s/ Frank J. Bisignano
Frank J. Bisignano
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023.

Name	Capacity

/s/ Frank J. Bisignano	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Frank J. Bisignano

/s/ Robert W. Hau	Chief Financial Officer (Principal Financial Officer)
Robert W. Hau

/s/ Kenneth F. Best	Chief Accounting Officer (Principal Accounting Officer)
Kenneth F. Best

/s/ Alison Davis	Director
Alison Davis

/s/ Henrique De Castro	Director
Henrique De Castro

/s/ Harry F. DiSimone	Director
Harry F. DiSimone

/s/ Dylan G. Haggart	Director
Dylan G. Haggart

/s/ Wafaa Mamilli	Director
Wafaa Mamilli

/s/ Heidi G. Miller	Director
Heidi G. Miller

/s/ Doyle R. Simons	Director
Doyle R. Simons

/s/ Kevin M. Warren	Director
Kevin M. Warren