Form 10-Q
period 2023-03-31
FISERV INC
filed 2023-04-26
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2023, there were 617,309,915 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Processing and services (1)	$3,673	$3,364
Product	874	774
Total revenue	4,547	4,138
Expenses:
Cost of processing and services	1,405	1,436
Cost of product	600	536
Selling, general and administrative	1,604	1,467
Net loss (gain) on sale of businesses and other assets	4	(147)
Total expenses	3,613	3,292
Operating income	934	846
Interest expense, net	(202)	(168)
Other expense	(20)	(4)
Income before income taxes and (loss) income from investments in unconsolidated affiliates	712	674
Income tax provision	(124)	(98)
(Loss) income from investments in unconsolidated affiliates	(12)	106
Net income	576	682
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	13	13
Net income attributable to Fiserv, Inc.	$563	$669

Net income attributable to Fiserv, Inc. per share – basic	$0.90	$1.03
Net income attributable to Fiserv, Inc. per share – diluted	$0.89	$1.02

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	626.9	650.8
Diluted	631.3	657.2
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $46 million and $51 million for the three months ended March 31, 2023 and 2022, respectively (see Note 18).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$576	$682
Other comprehensive income:
Fair market value adjustment on cash flow hedges	5	(1)
Reclassification adjustment for net realized losses (gains) on cash flow hedges included in cost of processing and services	1	(1)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	5	5
Tax impacts of cash flow hedges, net	(3)	(1)
Unrealized gain (loss) on defined benefit pension plans	3	(1)
Tax impacts of defined benefit pension plans, net	(1)	—
Foreign currency translation	115	109
Tax impacts of foreign currency translation, net	22	(22)
Total other comprehensive income	147	88
Comprehensive income	$723	$770
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	13	13
Less: other comprehensive income (loss) attributable to noncontrolling interests	12	(17)
Comprehensive income attributable to Fiserv, Inc.	$698	$774
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,046	$902
Trade accounts receivable, less allowance for doubtful accounts	3,340	3,585
Prepaid expenses and other current assets	1,762	1,575
Settlement assets	14,141	21,482
Total current assets	20,289	27,544
Property and equipment, net	2,002	1,958
Customer relationships, net	7,973	8,424
Other intangible assets, net	4,021	3,991
Goodwill	37,017	36,811
Contract costs, net	912	905
Investments in unconsolidated affiliates	2,362	2,403
Other long-term assets	1,972	1,833
Total assets	$76,548	$83,869
Liabilities and Equity
Accounts payable and accrued expenses	$3,569	$3,883
Short-term and current maturities of long-term debt	461	468
Contract liabilities	692	625
Settlement obligations	14,141	21,482
Total current liabilities	18,863	26,458
Long-term debt	21,943	20,950
Deferred income taxes	3,520	3,602
Long-term contract liabilities	273	235
Other long-term liabilities	995	936
Total liabilities	45,594	52,181
Commitments and Contingencies (see Note 17)
Redeemable Noncontrolling Interests	160	161
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	22,946	23,011
Accumulated other comprehensive loss	(1,054)	(1,189)
Retained earnings	17,939	17,376
Treasury stock, at cost, 165 million and 154 million shares	(9,762)	(8,378)
Total Fiserv, Inc. shareholders’ equity	30,077	30,828
Noncontrolling interests	717	699
Total equity	30,794	31,527
Total liabilities and equity	$76,548	$83,869
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$576	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	352	313
Amortization of acquisition-related intangible assets	433	486
Amortization of financing costs and debt discounts	10	11
Share-based compensation	93	61
Deferred income taxes	(87)	(183)
Net loss (gain) on sale of businesses and other assets	4	(147)
Loss (income) from investments in unconsolidated affiliates	12	(106)
Distributions from unconsolidated affiliates	11	19
Other operating activities	(1)	3
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	255	(60)
Prepaid expenses and other assets	(224)	(130)
Contract costs	(66)	(88)
Accounts payable and other liabilities	(336)	(78)
Contract liabilities	98	32
Net cash provided by operating activities	1,130	815
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(339)	(331)
Net proceeds from sale of businesses and other assets	—	175
Distributions from unconsolidated affiliates	34	61
Purchases of investments	(5)	(8)
Proceeds from sale of investments	—	3
Other investing activities	(4)	—
Net cash used in investing activities	(314)	(100)
Cash flows from financing activities:
Debt proceeds	2,071	705
Debt repayments	(424)	(1,086)
Net (repayments of) proceeds from commercial paper and short-term borrowings	(781)	218
Payments of debt financing costs	(15)	—
Proceeds from issuance of treasury stock	29	43
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,530)	(544)
Settlement activity, net	(460)	(400)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(8)	(13)
Other financing activities	(31)	—
Net cash used in financing activities	(1,149)	(1,077)
Effect of exchange rate changes on cash and cash equivalents	17	(10)
Net change in cash and cash equivalents	(316)	(372)
Cash and cash equivalents, beginning balance	3,192	3,205
Cash and cash equivalents, ending balance	$2,876	$2,833
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a majority controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is typically established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within (loss) income from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest of between 20% and 50%; however, for partnerships and limited liability companies, an ownership interest of between 3% and 50% or board of director representation may also constitute significant influence.
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

The changes in settlement cash and cash equivalents are included in settlement activity, net within cash flows from financing activities in the consolidated statements of cash flows. The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows at:

(In millions)	March 31, 2023	December 31, 2022	March 31, 2022
Cash and cash equivalents on the consolidated balance sheets	$1,046	$902	$863
Cash and cash equivalents included in settlement assets	1,823	2,283	1,961
Other restricted cash	7	7	9
Total cash and cash equivalents on the consolidated statements of cash flows	$2,876	$3,192	$2,833

Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $60 million and $52 million at March 31, 2023 and December 31, 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $507 million and $431 million at March 31, 2023 and December 31, 2022, respectively. Other current assets, including Clover Capital cash advances and settlement advance cash payments, totaled $1,255 million and $1,144 million at March 31, 2023 and December 31, 2022, respectively.
The Company offers merchants advance access to capital through its Clover Capital cash advance program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under the Clover Capital program were $175 million and $164 million at March 31, 2023 and December 31, 2022, respectively. The Company maintained a reserve of $8 million and $7 million at March 31, 2023 and December 31, 2022, respectively, based on an estimate of uncollectible amounts.
The Company also offers merchants within its international operations the opportunity to receive settlement advance cash payments for their receivables, including when the cardholders have elected to pay such merchants over time in installments. The Company maintains short-term lines of credit with foreign banks and alliance partners to fund such anticipated settlement activity (see Note 9). These local functional currency arrangements are primarily associated with the Company’s operations in Latin America, the most significant of which are denominated in Argentine peso and Brazilian real. The Company’s outstanding cash advances from card issuers related to this settlement funding activity were $286 million and $264 million at March 31, 2023 and December 31, 2022, respectively.
Settlement Assets and Obligations
Settlement assets and obligations represent intermediary balances arising from the settlement process which involves the transferring of funds between card issuers, payment networks, processors, merchants and consumers, and collateral amounts held to manage merchant credit risk, primarily associated with the Company’s merchant acquiring services. As a processor, the Company facilitates the clearing and settlement activity for the merchant and records settlement assets and obligations upon processing a payment transaction. Settlement assets represent cash received or amounts receivable from agents, payment networks, bank partners, merchants or direct consumers. Settlement obligations represent amounts payable to merchants and payees.
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
The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $15 million and $8 million for the three months ended March 31, 2023 and 2022, respectively. The amount of collateral available to the Company was $1.3 billion and $1.5 billion at March 31, 2023 and December 31, 2022, respectively. The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $33 million and $29 million at March 31, 2023 and December 31, 2022, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s reportable segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2022 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance or in the success of merchant alliances and relationships within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test on certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. Additionally, a significant change in a merchant alliance business relationship or operating performance could result in a material goodwill impairment charge. There is no accumulated goodwill impairment for the Company through March 31, 2023.
Other Equity Investments
The Company maintains investments, of which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $137 million and $135 million at March 31, 2023 and December 31, 2022, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense in the consolidated statements of income for the period. Adjustments made to the values recorded for certain equity securities and gains and losses from sales of equity securities during the three months ended March 31, 2023 and 2022, were not significant.
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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, primarily Argentina, resulted in foreign currency exchange losses of $18 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses fixed-to-fixed cross-currency rate swap contracts and foreign currency-denominated debt as economic hedges of its net investments in such foreign currency-denominated subsidiaries (see Note 12). Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation, net of tax, within other comprehensive income in the consolidated statements of comprehensive income and will remain in accumulated other comprehensive loss within the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries.
Derivatives
Derivatives are entered into for periods consistent with related underlying exposures and are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a net investment hedge, changes in the fair value of the derivative, net of tax, are recorded in the foreign currency translation component of other comprehensive income until the sale or complete liquidation of the underlying net investment. If the derivative is designated as a fair value hedge, changes in the fair value or the derivative are recorded in the same line item as the changes in the fair value of the hedged item and recognized in the consolidated statements of income. To the extent a derivative is not designated as a hedge, changes in fair value are recognized in the consolidated statements of income. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended March 31,
(In millions)	2023	2022
Interest expense	$(210)	$(171)
Interest income	8	3
Interest expense, net	$(202)	$(168)

2. Recent Accounting Pronouncements
In 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which among other items, requires that entities disclose current period gross write-offs by year of origination for financing receivables and net investments in leases. For public entities, the provisions within ASU 2022-02 are to be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 effective January 1, 2023, and the adoption did not have a material impact on the Company’s financial statement disclosures for the three months ended March 31, 2023.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment. Additional information regarding the Company’s business segments is included in Note 19. The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated outside the U.S. comprising approximately 13% and 14% of total revenue during the three months ended March 31, 2023 and 2022, respectively.

(In millions)	Reportable Segments
Three Months Ended March 31, 2023	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,554	$416	$1,187	$6	$3,163
Hardware, print and card production	246	12	287	—	545
Professional services	4	112	80	—	196
Software maintenance	—	137	6	—	143
License and termination fees	10	53	29	—	92
Output Solutions postage	—	—	—	273	273
Other	33	62	40	—	135
Total Revenue	$1,847	$792	$1,629	$279	$4,547

(In millions)	Reportable Segments
Three Months Ended March 31, 2022	Acceptance	Fintech	Payments	Corporate and Other	Total

Type of Revenue
Processing	$1,403	$405	$1,113	$6	$2,927
Hardware, print and card production	225	9	236	—	470
Professional services	5	116	62	—	183
Software maintenance	—	138	6	—	144
License and termination fees	14	48	26	—	88
Output Solutions postage	—	—	—	239	239
Other	6	62	19	—	87
Total Revenue	$1,653	$778	$1,462	$245	$4,138
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	March 31, 2023	December 31, 2022
Contract assets	$595	$551
Contract liabilities	965	860
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $223 million of revenue during the three months ended March 31, 2023 that was included in the contract liabilities balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at March 31, 2023:

(In millions)
Year Ending December 31,
Remainder of 2023	$1,722
2024	1,955
2025	1,526
2026	970
Thereafter	1,294
The Company applies the optional exemption under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and does not disclose information about remaining performance obligations for account- and transaction-based processing fees that qualify for recognition under the as-invoiced practical expedient. These multi-year contracts contain variable consideration for stand-ready performance obligations for which the exact quantity and mix of transactions to be processed are contingent upon the customer’s request. The Company also applies the optional exemptions under ASC 606 and does not disclose information for variable consideration that is a sales-based or usage-based royalty promised in exchange for a license of intellectual property or that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service in a series. The amounts disclosed above as remaining performance obligations consist primarily of fixed or monthly minimum processing fees and maintenance fees under contracts with an original expected duration of greater than one year.
4. Acquisitions and Dispositions
Acquisitions were accounted for as business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Purchase price was allocated to the respective identifiable assets acquired and liabilities assumed based on the estimated fair values at the date of acquisitions. The results of operations for the following acquired and divested businesses are included in the consolidated results of the Company from the respective dates of acquisition and through the respective dates of disposition. Pro forma information for these acquired businesses is not provided because they did not have a material effect, individually or in the aggregate, on the Company’s consolidated results of operations.
Acquisitions
Acquisition of Merchant One
On December 20, 2022, the Company acquired Merchant One, Inc. (“Merchant One”), an independent sales organization focused on acquiring merchants in the restaurant, retail and e-commerce industries using an innovative mix of direct and digital marketing strategies, for approximately $302 million, net of $1 million of acquired cash. Merchant One is included within the Acceptance segment and enhances the Company’s merchant distribution and sales force channels.
During the three months ended March 31, 2023, the Company identified and recorded measurement period adjustments to the preliminary Merchant One purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of approximately $61 million and a decrease in identifiable intangible assets, including customer relationships. Such measurement period adjustments did not have a material impact on the Company’s consolidated statement of income. The updated preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets of approximately $118 million, goodwill of approximately $179 million and other net assets acquired of approximately $6 million. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, which is deductible for tax purposes, is primarily attributed to the anticipated value created by expanding the reach of the Clover® cloud-based POS and business management platform, and select value-added services that enable the Company to deliver new and innovative capabilities to Merchant One’s clients.

The preliminary amounts allocated to identifiable intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Residual buyouts	83	9 years
Customer relationships	35	10 years
Total	$118	9 years
Acquisition of Finxact

On April 1, 2022, the Company acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector, for $645 million, net of $27 million of acquired cash. The Company previously held a noncontrolling equity interest in Finxact, which was accounted for under the equity method. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $110 million, included within income from investments in unconsolidated affiliates in the consolidated statement of income during the three months ended June 30, 2022. Finxact is included within the Fintech segment and advances the Company’s digital banking strategy, expanding its account processing, digital, and payments solutions.

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
Other Acquisitions
On December 29, 2022, the Company acquired OrangeData S.A. (“Yacaré”), an Argentina-based payment service provider that enables customers to transact at merchant locations using QR codes. Yacaré is included within the Acceptance segment and enhances the Company’s instant payment transaction capabilities. On September 1, 2022, the Company acquired NexTable, Inc. (“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands the Company’s end-to-end restaurant solutions. On June 1, 2022, the Company acquired The LR2 Group, LLC (“City POS”), an independent sales organization that promotes payment processing services and facilitates the sale of POS equipment for merchants. City POS is included within the Acceptance segment and expands the Company’s merchant services business. The Company acquired these businesses for an aggregate purchase price of $44 million, including earn-out provisions estimated at a fair value of $6 million (see Note 7). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets of $23 million, goodwill of $22 million and other net assumed liabilities of $1 million. The purchase price allocations for the CityPOS and NexTable acquisitions were finalized in the third and fourth quarters of 2022, respectively. The allocation of the purchase price for Yacaré is preliminary and is subject to further adjustment. Goodwill for these acquisitions, of which $17 million is deductible for tax purposes, is primarily attributed to the value created by expanding the reach of the Company’s payment solutions and enhancing omnichannel capabilities.
The amounts allocated to identifiable intangible assets for other acquisitions acquired in 2022 were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$12	7 years
Customer relationships	11	10 years
Total	$23	9 years

Dispositions
Disposition of Fiserv Costa Rica and Systems Integration Services

On October 17, 2022, the Company sold Fiserv Costa Rica, S.A. and its Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the U.S. and India, to a single buyer, for an aggregate sales price of $49 million. The Company recognized a pre-tax gain of $44 million on the sales, recorded within net gain on sale of businesses and other assets, with a related tax expense of $8 million recorded within the income tax provision, in the consolidated statement of income for the year ended December 31, 2022. The Company recognized a pre-tax loss of $3 million, recorded within net loss (gain) on sale of businesses and other assets in the three months ended March 31, 2023, associated with final working capital adjustments related to the disposition of Fiserv Costa Rica, S.A. Fiserv Costa Rica, S.A. and SIS were reported primarily within the Fintech segment.
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
5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2023
Customer relationships	$14,644	$6,671	$7,973
Acquired software and technology	2,360	1,162	1,198
Trade names	635	310	325
Purchased software	1,109	605	504
Capitalized software and other intangibles	2,847	853	1,994
Total	$21,595	$9,601	$11,994

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2022
Customer relationships	$14,795	$6,371	$8,424
Acquired software and technology	2,510	1,234	1,276
Trade names	633	295	338
Purchased software	1,146	595	551
Capitalized software and other intangibles	2,601	775	1,826
Total	$21,685	$9,270	$12,415

Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Amortization expense	$595	$625

6. Investments in Unconsolidated Affiliates
The Company maintains investments in various affiliates that are accounted for as equity method investments, the most significant of which are related to the Company’s merchant alliances. The Company’s share of net income or loss from these investments is reported within (loss) income from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income.
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC (“Sagent”) and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. In March 2022, Sagent completed a transaction with a third party for the contribution from and the sale by such third party to Sagent of certain intangible and tangible personal property rights, resulting in a dilution of the Company’s ownership interest in Sagent. As a result of the transaction, the Company recognized a pre-tax gain of $80 million within (loss) income from investments in unconsolidated affiliates, with related tax expense of $19 million recorded through the income tax provision, in the consolidated statement of income during the three months ended March 31, 2022. The Company’s remaining noncontrolling ownership interest in Sagent continues to be accounted for as an equity method investment.
The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at March 31, 2023 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $28 million of aggregate outstanding borrowings on the revolving credit facilities at March 31, 2023. The Company has guaranteed the debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations (see Note 7).
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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	March 31, 2023	December 31, 2022
Forward exchange contracts designated as cash flow hedges	Accounts payable and accrued expenses	Level 2	$2	$7
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	—	1
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	26	23
Contingent consideration	Accounts payable and accrued expenses	Level 3	6	6
Contingent consideration	Other long-term liabilities	Level 3	2	2
Contingent debt guarantee	Other long-term liabilities	Level 3	21	21
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, term loan credit agreement, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $20.6 billion and $19.2 billion at March 31, 2023 and December 31, 2022, respectively, and the carrying value was $21.6 billion and $20.6 billion at March 31, 2023 and December 31, 2022, respectively.
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures (see Note 6), which are reported within other long-term liabilities in the consolidated balance sheets. In April 2022, the Lending Joint Ventures amended their respective term loans and revolving credit facilities, increasing aggregate borrowing capacity by $75 million and extending the maturity to April 2027. The Company elected to guarantee this incremental indebtedness, resulting in aggregate guarantees of $520 million. The Company is entitled to receive a defined fee in exchange for its incremental guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $38 million and $40 million approximates the fair value at March 31, 2023 and December 31, 2022, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $2 million and $3 million during the three months ended March 31, 2023 and 2022, respectively, within other expense in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the joint ventures.
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use (“ROU”) assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances.

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Trade accounts payable	$425	$652
Client deposits	899	871
Accrued compensation and benefits	229	279
Accrued taxes	312	432
Accrued interest	194	216
Accrued payment network fees	224	219
Operating lease liabilities	125	124
Accrued professional fees	126	108
Other accrued expenses	1,035	982
Total	$3,569	$3,883
9. Debt
The Company’s debt consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Short-term and current maturities of long-term debt:
Foreign lines of credit	$221	$198
Finance lease and other financing obligations	240	270
Total short-term and current maturities of long-term debt	$461	$468

Long-term debt:
0.375% senior notes due July 2023 (Euro-denominated)	542	531
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	646	632
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	542	531
5.450% senior notes due March 2028	900	—
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	542	531
3.000% senior notes due July 2031 (British Pound-denominated)	646	632
5.600% senior notes due March 2033	900	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	1,418	2,329
Euro commercial paper notes	1,265	1,210
Revolving credit facility	47	35
Term loan facility	200	200
Unamortized discount and deferred financing costs	(123)	(120)
Finance lease and other financing obligations	518	539
Total long-term debt	$21,943	$20,950
The Company was in compliance with all financial debt covenants during the first three months of 2023. The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable rate based on a Secured Overnight Financing Rate (“SOFR”), or a base rate in the case of U.S. dollar borrowings, in each case, plus a specified margin based on the Company’s long-term debt rating in effect from time to time (5.940% at March 31, 2023). At March 31, 2023, the 0.375% Euro-denominated senior notes due in July 2023 and 3.800% senior notes due in October 2023 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.
The Company maintains certain short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity associated with operations in Latin America. Weighted-average interest rates under the foreign lines of credit were 40.076% and 30.578% at March 31, 2023 and December 31, 2022, respectively. The Company also maintains a term loan credit agreement with a syndicate of financial institutions. Borrowings under the term loan facility bear interest at a variable rate based on one-month LIBOR or on a base rate, plus, in each case, a specified margin based on the Company’s long-term debt rating in effect from time to time, and mature in July 2024. The variable interest rate on the term loan facility borrowings was 6.090% and 5.639% at March 31, 2023 and December 31, 2022, respectively.
On March 2, 2023, the Company completed the public offering and issuance of $1.8 billion of senior notes, comprised of $900 million aggregate principal amount of 5.45% senior notes due in March 2028 and $900 million aggregate principal amount of 5.60% senior notes due in March 2033. The indentures governing these senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem these senior notes, in whole or in part, at any time and from time to time at the applicable redemption price. Interest on these senior notes are paid semi-annually. The Company used the net proceeds from these senior notes offerings for general corporate purposes, including the repayment of U.S. commercial paper notes.
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $1.4 billion and $2.3 billion at March 31, 2023 and December 31, 2022, respectively, with weighted average interest rates of 5.242% and 4.818%, respectively. Outstanding borrowings under the Euro program were $1.3 billion and $1.2 billion at March 31, 2023 and December 31, 2022, respectively, with weighted average interest rates of 2.850% and 1.918%, respectively. The Company intends to maintain available capacity under its revolving credit facility in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
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
In 2021, the Company and a joint venture minority partner mutually agreed to terminate one of the Company’s merchant alliance joint ventures effective March 2022. In conjunction with the termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture. The Company received proceeds of $175 million from the sale of such merchant contracts of the joint venture, resulting in the recognition of a pre-tax gain of $147 million within net loss (gain) on sale of businesses and other assets, with related tax expense of $9 million recorded through the income tax provision, in the consolidated statement of income during the three months ended March 31, 2022.

The following table presents a summary of the redeemable noncontrolling interests activity during the three months ended March 31:

(In millions)	2023	2022
Balance at beginning of period	$161	$278
Distributions paid to redeemable noncontrolling interests	(8)	(13)
Share of income	7	10
Derecognition of redeemable noncontrolling interest	—	(111)
Balance at end of period	$160	$164

11. Equity
The following tables provide changes in equity during the three months ended March 31, 2023 and 2022:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2023	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	784	154	$8	$23,011	$(1,189)	$17,376	$(8,378)	$699	$31,527
Net income (1)						563		6	569
Other comprehensive income					135			12	147
Share-based compensation				93					93
Shares issued under stock plans		(2)		(158)			99		(59)
Purchases of treasury stock		13					(1,483)		(1,483)
Balance at March 31, 2023	784	165	$8	$22,946	$(1,054)	$17,939	$(9,762)	$717	$30,794
(1)The total net income presented in equity for the three months ended March 31, 2023 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $7 million not included in equity.

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

12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

	Three Months Ended March 31, 2023
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2022	$(103)	$(1,064)	$(22)	$(1,189)
Other comprehensive income before reclassifications	5	125	2	132
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income	8	125	2	135
Balance at March 31, 2023	$(95)	$(939)	$(20)	$(1,054)

	Three Months Ended March 31, 2022
(In millions)	Cash Flow Hedges	Foreign Currency Translation	Pension Plans	Total
Balance at December 31, 2021	$(107)	$(676)	$38	$(745)
Other comprehensive income (loss) before reclassifications	(1)	104	(1)	102
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income (loss)	2	104	(1)	105
Balance at March 31, 2022	$(105)	$(572)	$37	$(640)

Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure (see Note 7) to the Indian Rupee. The notional amount of these derivatives was $356 million and $346 million at March 31, 2023 and December 31, 2022, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2023, the Company estimates that it will recognize losses of approximately $2 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation (“First Data”) and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecasted interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $127 million and $130 million at March 31, 2023 and December 31, 2022, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2023, the Company estimates that it will recognize approximately $15 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
Net Investment Hedges
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses its fixed-to-fixed cross-currency rate swap contracts and foreign currency-denominated debt as economic hedges of its net investments in such foreign currency-denominated subsidiaries. At March 31, 2023, aggregate notional cross-currency rate swaps of 400 million Euro were designated as net investment hedges to hedge a portion of the Company’s net investment in certain subsidiaries whose functional currency is the Euro. The Company has designated its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound.
The following table outlines the terms of the Company’s cross-currency rate swap contracts at March 31, 2023:

Effective Date of Contract	Maturity Date of Contract	Notional Amount (EUR)		Fixed Rate Paid (EUR)	Fixed Rate Received (USD)
September 1, 2022	June 1, 2025	80	million	2.096%	3.85%
September 15, 2022	July 1, 2026	80	million	1.635%	3.20%
October 6, 2022	June 1, 2025	80	million	1.922%	3.85%
October 27, 2022	July 1, 2026	80	million	1.458%	3.20%
November 10, 2022	June 1, 2025	80	million	1.816%	3.85%
Foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income in the consolidated statements of comprehensive income and will remain in accumulated other comprehensive loss in the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries.
Foreign currency transaction (losses) gains, net of income tax, related to net investment hedges that were recorded in other comprehensive income in the consolidated statements of comprehensive income were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Cross-currency rate swap contracts	$(2)	$—
Foreign currency-denominated debt	(64)	67
The Company recorded income tax impacts of $22 million and $(22) million during the three months ended March 31, 2023 and 2022, respectively, in other comprehensive income from the translation of foreign currency-denominated senior notes, commercial paper notes and cross-currency rate swap contracts.
13. Share-Based Compensation
The Company recognized $93 million and $61 million of share-based compensation expense during the three months ended March 31, 2023 and 2022, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year, and may also occur throughout the year in conjunction with acquisitions of businesses. At March 31, 2023, the total remaining unrecognized compensation cost for restricted stock units and awards, performance share units, and unvested stock options, net of estimated forfeitures, of $669 million is expected to be recognized over a weighted-average period of 2.2 years.

A summary of restricted stock unit, restricted stock award and performance share unit activity during the three months ended March 31, 2023 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2022	5,530	$96.88	3,243	$100.93
Granted	2,357	112.97	311	131.38
Forfeited	(124)	98.77	(3)	101.56
Vested	(1,824)	98.71	—	—
Units and awards - March 31, 2023	5,939	$102.66	3,551	$103.40

A summary of stock option activity during the three months ended March 31, 2023 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2022	6,336	$62.91
Granted	—	—
Forfeited	(20)	112.87
Exercised	(735)	41.16
Stock options outstanding - March 31, 2023	5,581	$65.59	3.90	$253
Stock options exercisable - March 31, 2023	5,202	$62.21	3.65	$253

14. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Income tax provision	$124	$98
Effective income tax rate	17.4%	14.5%

The income tax provision as a percentage of income before income taxes and (loss) income from investments in unconsolidated affiliates was 17.4% and 14.5% for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate for the three months ended March 31, 2023 and 2022 includes discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $95 million at March 31, 2023. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $10 million over the next twelve months as a result of possible closure of tax audits, potential audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of March 31, 2023, the Company’s U.S. federal income tax return for 2021 and 2022, and tax returns in certain states and foreign jurisdictions for 2015 through 2022, remain subject to examination by taxing authorities.

15. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	626.9	650.8
Common stock equivalents	4.4	6.4
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	631.3	657.2

For the three months ended March 31, 2023 and 2022, stock options for 2.2 million and 2.0 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
16. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
(In millions)	2023	2022
Interest paid	$222	$178
Income taxes paid	291	43
Treasury stock purchases settled after the balance sheet date	33	14
Distribution of nonmonetary assets (see Note 10)	—	111
Software obtained under financing arrangements	8	52
Right-of-use assets obtained in exchange for lease liabilities - operating leases	39	27
Right-of-use assets obtained in exchange for lease liabilities - finance leases	29	16

17. Commitments and Contingencies
Litigation
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained accruals of $21 million at both March 31, 2023 and December 31, 2022, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $60 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.5 billion and $1.7 billion at March 31, 2023 and December 31, 2022, respectively.
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

18. Related Party Transactions
Merchant Alliances
A portion of the Company’s business is conducted through merchant alliances between the Company and financial institutions. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance based on contractual pricing.
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $46 million and $47 million for the three months ended March 31, 2023 and 2022, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $43 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at both March 31, 2023 and December 31, 2022.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures accounted for under the equity method. Amounts transacted through these agreements totaled $1 million and $5 million during the three months ended March 31, 2023 and 2022, respectively, and were primarily recognized as processing and services revenue in the consolidated statements of income.
19. Business Segment Information
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment. The businesses in the Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. These solutions include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; Clover®, the Company’s cloud-based POS and integrated commerce operating system for small and mid-sized businesses and independent software vendors; and CaratSM, the Company’s integrated operating system for large businesses. The Company distributes the products and services in the global Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of the Company’s other segments.
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
Operating results for each segment were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended March 31, 2023
Processing and services revenue	$1,587	$751	$1,329	$6	$3,673
Product revenue	260	41	300	273	874
Total revenue	$1,847	$792	$1,629	$279	$4,547
Operating income (loss)	$562	$280	$711	$(619)	$934
Three Months Ended March 31, 2022
Processing and services revenue	$1,410	$735	$1,215	$4	$3,364
Product revenue	243	43	247	241	774
Total revenue	$1,653	$778	$1,462	$245	$4,138
Operating income (loss)	$470	$275	$618	$(517)	$846

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the continuing impact of the COVID-19 pandemic on our employees, clients, vendors, supply chain, operations and sales; the impact of a security breach or operational failure on our business including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, a recession, or intensified international hostilities, and the impact they may have on us and our customers; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:
•Overview. This section contains background information on our company and the products and services that we provide, acquisitions and dispositions, and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.
•Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2022 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2023 to the comparable period in 2022.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at March 31, 2023.
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

(“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands our end-to-end restaurant solutions. On June 1, 2022, we acquired The LR2 Group, LLC (“City POS”), an ISO that promotes payment processing services and facilitates the sale of POS equipment for merchants. City POS is included within the Acceptance segment and expands our merchant services business. On April 1, 2022, we acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector. Finxact is included within the Fintech segment and advances our digital banking strategy, expanding our account processing, digital, and payments solutions. We acquired these businesses in 2022 for an aggregate purchase price of approximately $994 million, net of $28 million of acquired cash, and including earn-out provisions estimated at a fair value of $6 million.
Dispositions
On October 17, 2022, we sold Fiserv Costa Rica, S.A. and our Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the United States (“U.S.”) and India, to a single buyer. Fiserv Costa Rica, S.A. and SIS were reported primarily within our Fintech segment. On September 30, 2022, we sold our Korea operations, which were reported in our Acceptance segment. We sold these operations in 2022 for total consideration of $99 million and recognized an aggregate net pre-tax loss on the sales of $83 million. During the first quarter of 2023, we recognized a pre-tax loss of $3 million associated with final working capital adjustments related to the disposition of Fiserv Costa Rica, S.A. These divestitures were the result of a strategic review of our business portfolio.
In 2021, we mutually agreed with a minority partner to terminate one of our merchant alliance joint ventures effective March 2022. In conjunction with such termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture for $175 million, resulting in the recognition of a pre-tax gain of $147 million in the first quarter of 2022.
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
Recent Market Conditions
Global macroeconomic conditions, including rising interest rates, inflation, disruptions in the global supply chain, the effects of the ongoing conflict between Russia and Ukraine, regulations restricting trade or impacting our ability to offer products or services, and the continuing impact of the coronavirus (“COVID-19”) pandemic, could have a material adverse effect on our business, results of operations and financial condition. In recent years, we have observed increased shortages and delays in the global supply chain for components and inputs necessary to our businesses, such as semiconductors, paper and plastic, and may experience difficulty procuring those components and inputs in the future on a timely basis or at historical prices. We continue to monitor and actively manage our business in response to these unpredictable geopolitical and market conditions, as they may adversely impact our operations and financial results.
In addition, our operating results in certain foreign countries in which we operate may be adversely impacted by fluctuations in exchange rates for currencies other than the U.S. dollar, including the Euro, British pound sterling and Argentine peso. The strengthening of the U.S. dollar against certain foreign currencies in countries in which we operate would negatively impact our revenue and earnings. While the majority of our revenue is earned domestically, we continually monitor the foreign exchange rate environment in an effort to help mitigate these risks.
Changes in Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2022, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. For example, we estimate the fair values of assets acquired and liabilities assumed in connection with acquisitions and may record purchase accounting adjustments during the measurement period, which may be up to one year from the acquisition date. Additionally, we review the carrying value of goodwill for impairment by comparing the estimated fair value of our reporting units to their carrying values. Determining the fair value of a reporting unit involves judgement and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

	Three Months Ended March 31,
	2023	2022	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2023	2022	$	%
Revenue:
Processing and services	$3,673	$3,364	80.8%	81.3%	$309	9%
Product	874	774	19.2%	18.7%	100	13%
Total revenue	4,547	4,138	100.0%	100.0%	409	10%
Expenses:
Cost of processing and services	1,405	1,436	38.3%	42.7%	(31)	(2)%
Cost of product	600	536	68.6%	69.3%	64	12%
Sub-total	2,005	1,972	44.1%	47.7%	33	2%
Selling, general and administrative	1,604	1,467	35.3%	35.5%	137	9%
Net loss (gain) on sale of businesses and other assets	4	(147)	0.1%	(3.6)%	151	103%
Total expenses	3,613	3,292	79.5%	79.6%	321	10%
Operating income	934	846	20.5%	20.5%	88	10%
Interest expense, net	(202)	(168)	(4.4)%	(4.1)%	34	20%
Other expense	(20)	(4)	(0.4)%	(0.1)%	16	n/m
Income before income taxes and (loss) income from investments in unconsolidated affiliates	712	674	15.7%	16.3%	38	6%
Income tax provision	(124)	(98)	(2.7)%	(2.4)%	26	27%
(Loss) income from investments in unconsolidated affiliates	(12)	106	(0.3)%	2.6%	(118)	n/m
Net income	576	682	12.7%	16.5%	(106)	(16)%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	13	13	0.3%	0.3%	—	—%
Net income attributable to Fiserv, Inc.	$563	$669	12.4%	16.2%	$(106)	(16)%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2023	$1,847		$792		$1,629		$279	$4,547
2022	1,653		778		1,462		245	4,138
Revenue growth	$194		$14		$167		$34	$409
Revenue growth percentage	12%		2%		11%			10%
Operating income (loss):
2023	$562		$280		$711		$(619)	$934
2022	470		275		618		(517)	846
Operating income growth (decline)	$92		$5		$93		$(102)	$88
Operating income growth (decline) percentage	20%		2%		15%			10%
Operating margin:
2023	30.5%		35.4%		43.6%			20.5%
2022	28.4%		35.4%		42.3%			20.5%
Operating margin growth (decline) (1)	210	bps	—	bps	130	bps		—	bps
(1)Represents the basis point growth or decline in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $409 million, or 10%, in the first quarter of 2023 compared to 2022. The revenue increase was driven by product sales, as well as higher processing revenue across all of our business segments, partially offset by a 3% decrease due to foreign currency exchange rate fluctuations.
Revenue in our Acceptance segment increased $194 million, or 12%, in the first quarter of 2023 compared to 2022. The revenue increase was driven by higher merchant acquiring payment and transaction volumes, including on our Clover and Carat operating systems, an increase in processing volumes in our international regions and the expansion of our merchant relationships through value-added services. This growth was partially offset by a 5% decrease due to foreign currency exchange rate fluctuations.
Revenue in our Fintech segment increased $14 million, or 2%, in the first quarter of 2023 compared to 2022. The revenue increase was driven by higher revenue in our core account processing businesses.
Revenue in our Payments segment increased $167 million, or 11%, in the first quarter of 2023 compared to 2022. In the first quarter of 2023, our debit processing business contributed 4% to Payments revenue growth primarily driven by an increase in transactions and new client growth; our Output Solutions business contributed 2%, primarily driven by increased volumes and new client growth; and our credit processing business contributed 1%, primarily driven by an increase in active accounts due to new business onboarding. Favorable pricing and increased volumes also drove revenue growth across our remaining Payments segment businesses.
Revenue at Corporate and Other increased $34 million, or 14%, in the first quarter of 2023 compared to 2022, primarily due to increased postage revenue.
Total Expenses
Total expenses increased $321 million, or 10%, in the first quarter of 2023 compared to 2022. Total expenses as a percentage of total revenue decreased 10 basis points to 79.5% in the first quarter of 2023 compared to 2022.
Cost of processing and services as a percentage of processing and services revenue decreased to 38.3% in the first quarter of 2023 compared to 42.7% in the first quarter of 2022. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in the first quarter of 2023, primarily due to strong operating leverage accompanying scalable revenue growth and expense management initiatives across our businesses, along with approximately 50 basis points from decreased severance costs.

Cost of product as a percentage of product revenue decreased to 68.6% in the first quarter of 2023 compared to 69.3% in the first quarter of 2022. The cost of product as a percentage of product revenue improved in the first quarter of 2023 as a result of revenue mix, including increased hardware revenue.
Selling, general and administrative expenses as a percentage of total revenue decreased to 35.3% in the first quarter of 2023 compared to 35.5% in the first quarter of 2022. The decrease in selling, general and administrative expenses as a percentage of total revenue in the first quarter of 2023 was due to a reduction of approximately 110 basis points in amortization of acquisition-related intangible assets, primarily offset by an increase of approximately 70 basis points in acquisition and integration related expenses.
The net gain on sale of businesses and other assets in the first quarter of 2022 included a $147 million pre-tax gain from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures.
Operating Income and Operating Margin
Total operating income increased $88 million, or 10%, in the first quarter of 2023 compared to 2022, and total operating margin was flat at 20.5%. Total operating income and total operating margin benefited from revenue growth in the first quarter of 2023, along with a reduction in amortization of acquisition related intangible assets. Total operating margin in the first quarter of 2022 was favorably impacted by a $147 million pre-tax gain from the sale of certain merchant contracts in conjunction with the termination of one of our merchant alliance joint ventures.
Operating income in our Acceptance segment increased $92 million, or 20%, in the first quarter of 2023 compared to 2022. Operating margin increased 210 basis points to 30.5% in the first quarter of 2023 compared to 2022. Operating income and operating margin growth in our Acceptance segment was primarily due to operating leverage and expense management initiatives.
Operating income in our Fintech segment increased $5 million, or 2%, in the first quarter of 2023 compared to 2022 and operating margin was flat at 35.4%. Fintech segment operating margin was impacted by our continued investments in Finxact with slight growth in license and termination fee revenue.
Operating income in our Payments segment increased $93 million, or 15%, in the first quarter of 2023 compared to 2022. Operating margin increased 130 basis points to 43.6% in the first quarter of 2023 compared to 2022. Payments segment operating income and margin growth in the first quarter of 2023 was primarily due to scalable revenue growth from our debit and credit processing businesses and expense management initiatives.
The operating loss in Corporate and Other increased $102 million in the first quarter of 2023 compared to 2022. The operating loss in the first quarter of 2022 included a $147 million pre-tax gain from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures. This unfavorable impact was partially offset by a reduction of $48 million in amortization of acquisition related intangible assets in the first quarter of 2023.
Interest Expense, Net
Interest expense, net increased $34 million, or 20%, in the first quarter of 2023 compared to 2022 due to higher interest rates, as well as higher outstanding borrowings including our public offering and issuance of $1.8 billion of senior notes in March 2023.
Other Expense
Other expense increased $16 million in the first quarter of 2023 compared to 2022. Other (expense) income includes net foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Net foreign currency transaction losses were $24 million and $9 million in the first quarter of 2023 and 2022, respectively.
Income Tax Provision
Income tax provision as a percentage of income before income taxes and (loss) income from investments in unconsolidated affiliates was 17.4% and 14.5% in the first quarter of 2023 and 2022, respectively. The effective income tax rate for the first quarter of 2023 and 2022 includes discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits.
(Loss) Income from Investments in Unconsolidated Affiliates
Our share of net (loss) income from unconsolidated affiliates accounted for using the equity method is reported as (loss) income from investments in unconsolidated affiliates, and the related tax expense is reported within the income tax provision in the consolidated statements of income. (Loss) income from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $(12) million and $106 million in the first quarter of 2023 and 2022, respectively. Income from investments in unconsolidated affiliates in the first quarter of 2022 included pre-tax net gains totaling $91 million related to certain equity investment transactions.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $13 million in both the first quarter of 2023 and 2022.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $0.89 and $1.02 in the first quarter of 2023 and 2022, respectively. Net income attributable to Fiserv, Inc. per share-diluted in the first quarter of 2022 included a $147 million pre-tax gain from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures and net gains of $91 million related to certain equity investment transactions.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $1.0 billion, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $1.7 billion (net of outstanding borrowings and $4.3 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due in 2023 and letters of credit) at March 31, 2023.
The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditure amounts for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2023	2022	$	%
Net income	$576	$682	$(106)
Depreciation and amortization	795	810	(15)
Share-based compensation	93	61	32
Deferred income taxes	(87)	(183)	96
Net loss (gain) on sale of businesses and other assets	4	(147)	151
Loss (income) from investments in unconsolidated affiliates	12	(106)	118
Distributions from unconsolidated affiliates	11	19	(8)
Net changes in working capital and other	(274)	(321)	47
Net cash provided by operating activities	$1,130	$815	$315	39%
Capital expenditures, including capitalized software and other intangibles	$339	$331	$8	2%
Our operating cash flow was $1.13 billion in the first three months of 2023, an increase of 39% compared with $815 million in the first three months of 2022. This increase was primarily attributable to improved operating results, along with favorable fluctuations in working capital, including higher collections of accounts receivable.
We maintain investments in various unconsolidated affiliates that are accounted for as equity method investments. Total distributions from unconsolidated affiliates, including those classified as cash flows from investing activities, were $45 million and $80 million in the first three months of 2023 and 2022, respectively.

Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 7% and 8% of our total revenue for the first three months of 2023 and 2022, respectively.
Share Repurchases
We repurchased $1.5 billion and $500 million of our common stock during the first three months of 2023 and 2022, respectively. On February 22, 2023, our board of directors approved an additional repurchase authorization for up to 75.0 million shares of our common stock. As of March 31, 2023, we had approximately 78.7 million shares remaining under our current repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
Acquisitions
We acquired Yacaré and Merchant One in December 2022, NexTable in September 2022 and City POS in June 2022. Additionally, we acquired a remaining ownership interest in Finxact in April 2022, in which we previously held a noncontrolling interest. City POS and the remaining ownership interest in Finxact were acquired during the second quarter of 2022 for an aggregate purchase price of $671 million, net of $27 million of acquired cash, and NexTable during the third quarter of 2022 for $15 million, including earn-out provisions with a fair value of approximately $6 million. Merchant One and Yacaré were acquired in the fourth quarter of 2022 for an aggregate purchase price of approximately $308 million, net of $1 million of acquired cash.
We funded these acquisitions in 2022 by utilizing a combination of available cash and proceeds from the issuance of commercial paper. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Dispositions
We sold Fiserv Costa Rica, S.A and our SIS operations in October 2022 for net cash proceeds of $34 million and our Korea operations in September 2022 for net cash proceeds of $43 million, along with a minority noncontrolling equity interest in the buyer of the Korea operations. Effective March 2022, we mutually agreed to terminate a merchant alliance joint venture with a minority partner. In conjunction with such termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture for cash proceeds of $175 million. The net proceeds from these dispositions were primarily used to pay down indebtedness and repurchase shares of our common stock.

Indebtedness

(In millions)	March 31, 2023	December 31, 2022
Short-term and current maturities of long-term debt:
Foreign lines of credit	$221	$198
Finance lease and other financing obligations	240	270
Total short-term and current maturities of long-term debt	$461	$468

Long-term debt:
0.375% senior notes due July 2023 (Euro-denominated)	542	531
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	646	632
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	542	531
5.450% senior notes due March 2028	900	—
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	542	531
3.000% senior notes due July 2031 (British Pound-denominated)	646	632
5.600% senior notes due March 2033	900	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	1,418	2,329
Euro commercial paper notes	1,265	1,210
Revolving credit facility	47	35
Term loan facility	200	200
Unamortized discount and deferred financing costs	(123)	(120)
Finance lease and other financing obligations	518	539
Total long-term debt	$21,943	$20,950

In March 2023, we completed the public offering and issuance of $1.8 billion of senior notes, comprised of $900 million aggregate principal amount of 5.45% senior notes due in March 2028 and $900 million aggregate principal amount of 5.60% senior notes due in March 2033. We used the net proceeds from these senior notes offerings for general corporate purposes, including the repayment of U.S. dollar commercial paper notes.
At March 31, 2023, our debt consisted primarily of $18.6 billion of fixed-rate senior notes and $2.7 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion, and interest on our term loan is paid monthly. Outstanding borrowings under our 0.375% Euro-denominated senior notes due in July 2023, 3.800% senior notes due in October 2023, and U.S dollar and Euro commercial paper programs are classified in the consolidated balance sheet as long-term, as we have the intent to refinance these borrowings on a long-term basis through the continued issuance of new commercial paper notes upon maturity, and we also have the ability to refinance such borrowings under our revolving credit facility, as further discussed below.

Variable Rate Debt
Our variable rate debt consisted of the following at March 31, 2023:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	n/a	40.08%	$221
U.S. dollar commercial paper notes	various	5.24%	1,418
Euro commercial paper notes	various	2.85%	1,265
Revolving credit facility	June 2027	5.94%	47
Term loan facility	July 2024	6.09%	200
Total variable rate debt		6.79%	$3,151
We maintain short-term lines of credit with foreign banks and alliance partners primarily to fund anticipated settlement activity associated with our operations in Latin America. We maintain U.S. dollar and Euro unsecured commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
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
The revolving credit facility contains various restrictions and covenants that require us to, among other things, limit our consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times our consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions.
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
During the first three months of 2023, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.

Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC (“Sagent”) and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at March 31, 2023 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $28 million of outstanding borrowings on the revolving credit facilities at March 31, 2023. We have guaranteed the debt of the Lending Joint Ventures and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. We maintained a liability of $38 million at March 31, 2023 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $21 million at March 31, 2023, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of 90 days or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets. The table below details our cash and cash equivalents held at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$181	$225	$406	$135	$153	$288
Unavailable (1)	209	431	640	178	436	614
Total	$390	$656	$1,046	$313	$589	$902
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
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes to our quantitative and qualitative analyses about market risk during the three months ended March 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2023	2,785,000	$103.18	2,785,000	14,145,604
February 1-28, 2023	3,089,300	113.55	3,089,300	86,056,304
March 1-31, 2023	7,401,012	112.50	7,401,012	78,655,292
Total	13,275,312		13,275,312
(1)On November 19, 2020 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. These authorizations do not expire.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Exhibit Description

4.1
Twenty-Seventh Supplemental Indenture, dated as of March 2, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed March 2, 2023)

4.2
Twenty-Eighth Supplemental Indenture, dated as of March 2, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed March 2, 2023)

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
_______________________

*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iii) the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	April 26, 2023	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	April 26, 2023	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer