Form 10-Q
period 2023-06-30
FISERV INC
filed 2023-07-27
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
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
(262) 879-5000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FI	The New York Stock Exchange
1.125% Senior Notes due 2027	FI27	The New York Stock Exchange
1.625% Senior Notes due 2030	FI30	The New York Stock Exchange
2.250% Senior Notes due 2025	FI25	The New York Stock Exchange
3.000% Senior Notes due 2031	FI31	The New York Stock Exchange
4.500% Senior Notes due 2031	FI31A	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2023, there were 609,614,903 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Processing and services (1)	$3,924	$3,696	$7,597	$7,060
Product	832	754	1,706	1,528
Total revenue	4,756	4,450	9,303	8,588
Expenses:
Cost of processing and services	1,351	1,502	2,756	2,938
Cost of product	578	542	1,178	1,078
Selling, general and administrative	1,696	1,546	3,300	3,013
Net loss (gain) on sale of businesses and other assets	—	—	4	(147)
Total expenses	3,625	3,590	7,238	6,882
Operating income	1,131	860	2,065	1,706
Interest expense, net	(232)	(176)	(434)	(344)
Other expense, net	(26)	(66)	(46)	(70)
Income before income taxes and (loss) income from investments in unconsolidated affiliates	873	618	1,585	1,292
Income tax provision	(181)	(137)	(305)	(235)
(Loss) income from investments in unconsolidated affiliates	3	128	(9)	234
Net income	695	609	1,271	1,291
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	12	11	25	24
Net income attributable to Fiserv, Inc.	$683	$598	$1,246	$1,267

Net income attributable to Fiserv, Inc. per share:
Basic	$1.11	$0.93	$2.01	$1.95
Diluted	$1.10	$0.92	$1.99	$1.94

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	615.4	645.2	621.2	648.0
Diluted	619.2	650.8	625.3	654.0
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $45 million and $50 million for the three months ended June 30, 2023 and 2022, respectively, and $91 million and $100 million for the six months ended June 30, 2023 and 2022, respectively (see Note 18).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$695	$609	$1,271	$1,291
Other comprehensive income (loss):
Fair market value adjustment on derivatives	4	(8)	9	(9)
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services	(1)	—	—	(1)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	2	5	7	10
Tax impacts of derivatives	(1)	1	(4)	—
Unrealized gain (loss) on defined benefit pension plans	—	(3)	3	(4)
Tax impacts of defined benefit pension plans	—	1	(1)	1
Foreign currency translation	135	(324)	250	(215)
Tax impacts of foreign currency translation	18	(61)	40	(83)
Total other comprehensive income (loss)	157	(389)	304	(301)
Comprehensive income	$852	$220	$1,575	$990
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	12	11	25	24
Less: other comprehensive income (loss) attributable to noncontrolling interests	3	(24)	15	(41)
Comprehensive income attributable to Fiserv, Inc.	$837	$233	$1,535	$1,007
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,082	$902
Trade accounts receivable, less allowance for doubtful accounts	3,465	3,585
Prepaid expenses and other current assets	2,076	1,575
Settlement assets	14,821	21,482
Total current assets	21,444	27,544
Property and equipment, net	2,023	1,958
Customer relationships, net	7,668	8,424
Other intangible assets, net	4,111	3,991
Goodwill	37,109	36,811
Contract costs, net	920	905
Investments in unconsolidated affiliates	2,316	2,403
Other long-term assets	2,008	1,833
Total assets	$77,599	$83,869
Liabilities and Equity
Accounts payable and accrued expenses	$3,359	$3,883
Short-term and current maturities of long-term debt	608	468
Contract liabilities	674	625
Settlement obligations	14,821	21,482
Total current liabilities	19,462	26,458
Long-term debt	22,595	20,950
Deferred income taxes	3,400	3,602
Long-term contract liabilities	244	235
Other long-term liabilities	1,021	936
Total liabilities	46,722	52,181
Commitments and Contingencies (see Note 17)
Redeemable Noncontrolling Interests	161	161
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	22,988	23,011
Accumulated other comprehensive loss	(900)	(1,189)
Retained earnings	18,622	17,376
Treasury stock, at cost, 173 million and 154 million shares, respectively	(10,727)	(8,378)
Total Fiserv, Inc. shareholders’ equity	29,991	30,828
Noncontrolling interests	725	699
Total equity	30,716	31,527
Total liabilities and equity	$77,599	$83,869
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,271	$1,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	717	642
Amortization of acquisition-related intangible assets	868	966
Amortization of financing costs and debt discounts	20	22
Share-based compensation	199	155
Deferred income taxes	(186)	(317)
Net loss (gain) on sale of businesses and other assets	4	(147)
Loss (income) from investments in unconsolidated affiliates	9	(234)
Distributions from unconsolidated affiliates	30	41
Other operating activities	(1)	3
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	131	(363)
Prepaid expenses and other assets	(430)	(224)
Contract costs	(116)	(154)
Accounts payable and other liabilities	(573)	111
Contract liabilities	65	13
Net cash provided by operating activities	2,008	1,805
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(679)	(718)
Net proceeds from sale of businesses and other assets	—	175
Payments for acquisition of businesses, net of cash acquired	—	(668)
Distributions from unconsolidated affiliates	79	78
Purchases of investments	(11)	(30)
Proceeds from sale of investments	—	3
Other investing activities	(2)	—
Net cash used in investing activities	(613)	(1,160)
Cash flows from financing activities:
Debt proceeds	3,160	1,191
Debt repayments	(978)	(1,610)
Net (repayments of) proceeds from commercial paper and short-term borrowings	(767)	869
Payments of debt financing costs	(21)	—
Proceeds from issuance of treasury stock	53	72
Purchases of treasury stock, including employee shares withheld for tax obligations	(2,603)	(1,078)
Settlement activity, net	(515)	(189)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(14)	(22)
Payments of acquisition-related contingent consideration	(30)	—
Other financing activities	(35)	13
Net cash used in financing activities	(1,750)	(754)
Effect of exchange rate changes on cash and cash equivalents	19	(33)
Net change in cash and cash equivalents	(336)	(142)
Cash and cash equivalents, beginning balance	3,192	3,205
Cash and cash equivalents, ending balance	$2,856	$3,063
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and six months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

The changes in settlement cash and cash equivalents are included in settlement activity, net within cash flows from financing activities in the consolidated statements of cash flows. The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows at:

(In millions)	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents on the consolidated balance sheets	$1,082	$902	$883
Cash and cash equivalents included in settlement assets	1,768	2,283	2,172
Other restricted cash	6	7	8
Total cash and cash equivalents on the consolidated statements of cash flows	$2,856	$3,192	$3,063

Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $66 million and $52 million at June 30, 2023 and December 31, 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $506 million and $431 million at June 30, 2023 and December 31, 2022, respectively. Other current assets, including Clover Capital cash advances and settlement advance cash payments, totaled $1,570 million and $1,144 million at June 30, 2023 and December 31, 2022, respectively.
The Company offers merchants advance access to capital through its Clover Capital cash advance program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under the Clover Capital program were $199 million and $164 million at June 30, 2023 and December 31, 2022, respectively. The Company maintained a reserve of $8 million and $7 million at June 30, 2023 and December 31, 2022, respectively, based on an estimate of uncollectible amounts.
The Company also offers merchants within its international operations advance access to capital by providing them the opportunity to receive settlement cash payments in advance in exchange for their receivables, including when the cardholders have elected to pay such merchants over time in installments. The Company maintains short-term lines of credit with foreign banks and alliance partners to fund such anticipated settlement activity (see Note 9). These local functional currency arrangements are primarily associated with the Company’s operations in Latin America, the most significant of which are denominated in Argentine peso and Brazilian real. The Company’s outstanding cash advances from card issuers related to this settlement funding activity were $504 million and $264 million at June 30, 2023 and December 31, 2022, respectively.
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

Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $22 million and $20 million for the three months ended June 30, 2023 and 2022, respectively, and $37 million and $28 million for the six months ended June 30, 2023 and 2022, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The amount of collateral available to the Company was $1.1 billion and $1.5 billion at June 30, 2023 and December 31, 2022, respectively. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $34 million and $29 million at June 30, 2023 and December 31, 2022, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s reportable segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2022 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test on certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. Additionally, a significant change in a merchant alliance business relationship or operating performance could result in a material goodwill impairment charge. There is no accumulated goodwill impairment for the Company through June 30, 2023.
Other Equity Investments
The Company maintains investments, of which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $138 million and $135 million at June 30, 2023 and December 31, 2022, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense, net in the consolidated statements of income for the period. Adjustments made to the values recorded for certain equity securities and gains and losses from sales of equity securities during the three and six months ended June 30, 2023 and 2022, were not significant.
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

Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, primarily Argentina, resulted in foreign currency exchange losses of $32 million and $12 million for the three months ended June 30, 2023 and 2022, respectively, and $50 million and $17 million for the six months ended June 30, 2023 and 2022, respectively, which is included within other expense, net within the consolidated statements of income.
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
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Interest expense	$(237)	$(178)	$(447)	$(349)
Interest income	5	2	13	5
Interest expense, net	$(232)	$(176)	$(434)	$(344)

2. Recent Accounting Pronouncements
In 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which among other items, requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For public entities, the provisions within ASU 2022-02 are to be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 effective January 1, 2023, and the adoption did not have a material impact on the Company’s financial statement disclosures for the six months ended June 30, 2023.
In 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. For public entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The provisions within ASU 2022-03 are to be applied prospectively with any adjustments from the adoption recognized in earnings and disclosed on the date of adoption. The adoption of ASU 2022-03 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment. Additional information regarding the Company’s business segments is included in Note 19. The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated outside the U.S. comprising approximately 14% of total revenue for each of the three and six months ended June 30, 2023 and 2022.

(In millions)	Reportable Segments
Type of Revenue	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended June 30, 2023
Processing	$1,772	$414	$1,213	$7	$3,406
Hardware, print and card production	241	11	269	—	521
Professional services	6	117	68	—	191
Software maintenance	—	138	13	—	151
License and termination fees	11	46	44	—	101
Output Solutions postage	—	—	—	255	255
Other	35	58	38	—	131
Total Revenue	$2,065	$784	$1,645	$262	$4,756

Three Months Ended June 30, 2022
Processing	$1,660	$398	$1,155	$6	$3,219
Hardware, print and card production	215	10	237	—	462
Professional services	5	131	67	—	203
Software maintenance	—	139	5	—	144
License and termination fees	14	68	34	—	116
Output Solutions postage	—	—	—	222	222
Other	7	57	20	—	84
Total Revenue	$1,901	$803	$1,518	$228	$4,450

(In millions)	Reportable Segments
Type of Revenue	Acceptance	Fintech	Payments	Corporate and Other	Total
Six Months Ended June 30, 2023
Processing	$3,326	$830	$2,400	$13	$6,569
Hardware, print and card production	487	23	556	—	1,066
Professional services	10	229	148	—	387
Software maintenance	—	275	19	—	294
License and termination fees	21	99	73	—	193
Output Solutions postage	—	—	—	528	528
Other	68	120	78	—	266
Total Revenue	$3,912	$1,576	$3,274	$541	$9,303

Six Months Ended June 30, 2022
Processing	$3,063	$803	$2,268	$12	$6,146
Hardware, print and card production	440	19	473	—	932
Professional services	10	247	129	—	386
Software maintenance	—	277	11	—	288
License and termination fees	28	116	60	—	204
Output Solutions postage	—	—	—	461	461
Other	13	119	39	—	171
Total Revenue	$3,554	$1,581	$2,980	$473	$8,588
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	June 30, 2023	December 31, 2022
Contract assets	$593	$551
Contract liabilities	918	860
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $405 million of revenue during the six months ended June 30, 2023 that was included in the contract liabilities balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at June 30, 2023:

(In millions)
Year Ending December 31,
Remainder of 2023	$1,170
2024	2,104
2025	1,664
2026	1,106
Thereafter	1,500
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
Acquisitions
Acquisition of Merchant One
On December 20, 2022, the Company acquired Merchant One, Inc. (“Merchant One”), an independent sales organization focused on acquiring merchants in the restaurant, retail and e-commerce industries using an innovative mix of direct and digital marketing strategies, for $302 million, net of $1 million of acquired cash. Merchant One is included within the Acceptance segment and enhances the Company’s merchant distribution and sales force channels.
During the six months ended June 30, 2023, the Company identified and recorded measurement period adjustments to the preliminary Merchant One purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $61 million and a corresponding decrease in identifiable intangible assets, including customer relationships. Such measurement period adjustments did not have a material impact on the Company’s consolidated statement of income. The allocation of the purchase price was finalized in the second quarter of 2023 and resulted in the recognition of identifiable intangible assets of $118 million, goodwill of $179 million and other net assets of $6 million. Goodwill, which is deductible for tax purposes, is primarily attributed to the anticipated value created by expanding the reach of the Clover® cloud-based POS and business management platform, and select value-added services that enable the Company to deliver new and innovative capabilities to Merchant One’s clients.

The amounts allocated to identifiable intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Residual buyouts	$83	9 years
Customer relationships	35	10 years
Total	$118	9 years
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
Other Acquisitions
On December 29, 2022, the Company acquired OrangeData S.A. (“Yacaré”), an Argentina-based payment service provider that enables customers to transact at merchant locations using QR codes. Yacaré is included within the Acceptance segment and enhances the Company’s instant payment transaction capabilities. On September 1, 2022, the Company acquired NexTable, Inc. (“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands the Company’s end-to-end restaurant solutions. On June 1, 2022, the Company acquired The LR2 Group, LLC (“City POS”), an independent sales organization that promotes payment processing services and facilitates the sale of POS equipment for merchants. City POS is included within the Acceptance segment and expands the Company’s merchant services business. The Company acquired these businesses for an aggregate purchase price of $44 million, including earn-out provisions estimated at a fair value of $6 million (see Note 7). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets of $23 million, goodwill of $22 million and other net assumed liabilities of $1 million. The purchase price allocations for the CityPOS and NexTable acquisitions were finalized in the third and fourth quarters of 2022, respectively. The purchase price allocation for the Yacaré acquisition was finalized in the second quarter of 2023. Measurement period adjustments did not have a material impact on the Company’s consolidated statements of income. Goodwill for these acquisitions, of which $17 million is deductible for tax purposes, is primarily attributed to the value created by expanding the reach of the Company’s payment solutions and enhancing omnichannel capabilities.

The amounts allocated to identifiable intangible assets for other acquisitions acquired in 2022 were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$12	7 years
Customer relationships	11	10 years
Total	$23	9 years
Dispositions
Disposition of Financial Reconciliation Business
In June 2023, the Company entered into an agreement to sell its financial reconciliation business. The transaction closed on July 25, 2023, for net cash proceeds of approximately $230 million, subject to customary adjustments. The corresponding assets of approximately $70 million, consisting primarily of trade accounts receivable, capitalized software and allocated goodwill, and liabilities of approximately $15 million, consisting primarily of contract liabilities, were presented as held for sale within prepaid expenses and other current assets and accounts payable and accrued expenses in the Company’s consolidated balance sheet at June 30, 2023. The Company expects to recognize a pre-tax gain on the sale of approximately $160 million. The expected gain is comprised of the difference between the consideration received and the net carrying amount of the business, including accumulated foreign currency translation losses which will be reclassified from accumulated other comprehensive loss. The financial reconciliation business was reported within the Company’s Fintech segment.
Disposition of Fiserv Costa Rica and Systems Integration Services

On October 17, 2022, the Company sold Fiserv Costa Rica, S.A. and its Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the U.S. and India, to a single buyer, for an aggregate sales price of $49 million. The Company recognized a pre-tax gain of $44 million on the sales, recorded within net gain on sale of businesses and other assets, with a related tax expense of $8 million recorded within the income tax provision, in the consolidated statement of income for the year ended December 31, 2022. The Company recognized a pre-tax loss of $3 million, recorded within net loss (gain) on sale of businesses and other assets in the six months ended June 30, 2023, associated with final working capital adjustments related to the disposition of Fiserv Costa Rica, S.A. Fiserv Costa Rica, S.A. and SIS were reported primarily within the Fintech segment.
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

5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2023
Customer relationships	$14,703	$7,035	$7,668
Acquired software and technology	2,365	1,244	1,121
Trade names	636	326	310
Purchased software	1,223	619	604
Capitalized software and other intangibles	3,008	932	2,076
Total	$21,935	$10,156	$11,779

December 31, 2022
Customer relationships	$14,795	$6,371	$8,424
Acquired software and technology	2,510	1,234	1,276
Trade names	633	295	338
Purchased software	1,146	595	551
Capitalized software and other intangibles	2,601	775	1,826
Total	$21,685	$9,270	$12,415
Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Amortization expense	$614	$622	$1,209	$1,246
6. Investments in Unconsolidated Affiliates
The Company maintains investments in various affiliates that are accounted for as equity method investments, the most significant of which are related to the Company’s merchant alliances. The Company’s share of net income or loss from these investments is reported within (loss) income from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. The Company reviews its equity method investments each reporting period for indications of an other-than-temporary deterioration in value. A deterioration in value of an equity method investment determined to be other-than-temporary is recorded as a current-period impairment charge within (loss) income from investments in unconsolidated affiliates in the consolidated statements of income.
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
The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at June 30, 2023 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $33 million of aggregate outstanding borrowings on the revolving credit facilities at June 30, 2023. The Company has guaranteed the debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations (see Note 7).

7. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. The Company maintains forward exchange contracts, certain of which are designated as cash flow hedges, to hedge foreign currency exposure. The Company also maintains cross-currency rate swap contracts designated as: (i) net investment hedges, to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro (see Note 12) and (ii) a fair value hedge of the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes due in July 2025. These derivative instruments are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated using the present value of a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	June 30, 2023	December 31, 2022
Assets
Forward exchange contract not designated as a hedge	Prepaid expenses and other current assets	Level 2	$6	$—
Forward exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	Level 2	3	—
Forward exchange contracts designated as cash flow hedges	Other long-term assets	Level 2	1	—
Liabilities
Cross-currency rate swap contract designated as fair value hedge	Other long-term liabilities	Level 2	$9	$—
Forward exchange contracts designated as cash flow hedges	Accounts payable and accrued expenses	Level 2	—	7
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	—	1
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	32	23
Contingent consideration	Accounts payable and accrued expenses	Level 3	6	6
Contingent consideration	Other long-term liabilities	Level 3	2	2
Contingent debt guarantee	Other long-term liabilities	Level 3	21	21
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, term loan credit agreement, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $21.1 billion and $19.2 billion at June 30, 2023 and December 31, 2022, respectively, and the carrying value was $22.4 billion and $20.6 billion at June 30, 2023 and December 31, 2022, respectively.
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

The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $36 million and $40 million approximates the fair value at June 30, 2023 and December 31, 2022, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $3 million for each of the three months ended June 30, 2023 and 2022, and $5 million and $6 million during the six months ended June 30, 2023 and 2022, respectively, within other expense, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the joint ventures.
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use (“ROU”) assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Trade accounts payable	$412	$652
Client deposits	898	871
Accrued compensation and benefits	247	279
Accrued taxes	103	432
Accrued interest	275	216
Accrued payment network fees	216	219
Operating lease liabilities	118	124
Accrued professional fees	116	108
Other accrued expenses	974	982
Total	$3,359	$3,883

9. Debt
The Company’s debt consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Short-term and current maturities of long-term debt:
Foreign lines of credit	$362	$198
Finance lease and other financing obligations	246	270
Total short-term and current maturities of long-term debt	$608	$468

Long-term debt:
0.375% senior notes due July 2023 (Euro-denominated)	$546	$531
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	664	632
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	546	531
5.450% senior notes due March 2028	900	—
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	546	531
4.500% senior notes due May 2031 (Euro-denominated)	873	—
3.000% senior notes due July 2031 (British Pound-denominated)	664	632
5.600% senior notes due March 2033	900	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	1,292	2,329
Euro commercial paper notes	1,285	1,210
Revolving credit facility	32	35
Term loan facility	—	200
Unamortized discount and deferred financing costs	(129)	(120)
Finance lease and other financing obligations	576	539
Total long-term debt	$22,595	$20,950
The Company was in compliance with all financial debt covenants during the six months ended June 30, 2023.
Senior Notes
On May 24, 2023, the Company completed the public offering and issuance of 800 million Euros aggregate principal amount of 4.500% senior notes due in May 2031 (the “2031 Euro Senior Notes”). Interest on these senior notes is paid annually. The Company used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of U.S. dollar commercial paper notes and, in July 2023, the repayment of the 0.375% Euro-denominated senior notes.
On March 2, 2023, the Company completed the public offering and issuance of $1.8 billion of senior notes, comprised of $900 million aggregate principal amount of 5.450% senior notes due in March 2028 and $900 million aggregate principal amount of 5.600% senior notes due in March 2033. Interest on these senior notes is paid semi-annually. The Company used the net proceeds from these senior notes offerings for general corporate purposes, including the repayment of U.S. dollar commercial paper notes.
At June 30, 2023, the 0.375% Euro-denominated senior notes due in July 2023 and 3.800% senior notes due in October 2023 were classified in the consolidated balance sheet as long-term, as the Company has subsequently refinanced the 0.375% Euro-

denominated senior notes due in July 2023 and has the intent to refinance the 3.800% senior notes due in October 2023 on a long-term basis and the ability to do so under its revolving credit facility.
The indentures governing each of these senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem these senior notes, in whole or in part, at any time and from time to time at the applicable redemption price.
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $1.3 billion and $2.3 billion at June 30, 2023 and December 31, 2022, respectively, with weighted average interest rates of 5.337% and 4.818%, respectively. Outstanding borrowings under the Euro program were $1.3 billion and $1.2 billion at June 30, 2023 and December 31, 2022, respectively, with weighted average interest rates of 3.467% and 1.918%, respectively. The Company intends to maintain available capacity under its revolving credit facility in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable rate based on a Secured Overnight Financing Rate (SOFR), or a base rate in the case of U.S. dollar borrowings, in each case, plus a specified margin based on the Company’s long-term debt rating in effect from time to time (6.190% at June 30, 2023).
Foreign Lines of Credit
The Company maintains certain short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund settlement activity associated with operations in Latin America. The Company entered into an annually renewable term loan facility to fund settlement advance cash payments in Brazil. This term loan, fully funded in April 2023, has a notional value of 514 million Brazilian real ($106 million USD equivalent) at June 30, 2023 that matures in April 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin of 1.70% per annum. Weighted-average interest rates under these facilities were 52.831% and 30.578% at June 30, 2023 and December 31, 2022, respectively.
Term Loan Facility
In June 2023, the Company repaid all remaining outstanding borrowings on its existing term loan facility utilizing proceeds from the issuance of U.S. dollar commercial paper notes and operating cash on hand, thereby terminating such facility. Borrowings under the term loan facility accrued interest at a variable rate based on one-month LIBOR or on a base rate, plus, in each case, a specified margin based on the Company’s long-term debt rating in effect from time to time. The variable interest rate on the term loan facility borrowings was 5.639% at December 31, 2022.
10. Redeemable Noncontrolling Interests
The minority partner in one of the Company’s existing merchant alliance joint ventures maintains a redeemable noncontrolling 1% interest which is presented outside of equity and carried at its estimated redemption value. The minority partner is entitled to a contractually determined share of the entity’s income, and the joint venture agreement contains redemption features whereby the interest held by the minority partner is redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within the Company’s control. The joint venture may be terminated by either party for convenience any time after December 31, 2024. In the event of termination for cause, as a result of a change in control, or for convenience after the predetermined date, the Company may be required to purchase the minority partner membership interest at a price equal to the fair market value of the minority interest through a distribution of cash, certain merchant contracts of the joint venture, or a combination thereof. In conjunction with the termination of the joint venture, the minority partner may also exercise an option to purchase certain additional merchant contracts at fair market value.

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
The following table presents a summary of the redeemable noncontrolling interests activity during the six months ended June 30:

(In millions)	2023	2022
Balance at beginning of period	$161	$278
Distributions paid to redeemable noncontrolling interests	(13)	(21)
Share of income	13	15
Derecognition of redeemable noncontrolling interest	—	(111)
Balance at end of period	$161	$161
11. Equity
The following tables provide changes in equity during the three and six months ended June 30, 2023 and 2022:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended June 30, 2023	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2023	784	165	$8	$22,946	$(1,054)	$17,939	$(9,762)	$717	$30,794
Net income (1)						683		6	689
Distributions paid to noncontrolling interests (2)								(1)	(1)
Other comprehensive income					154			3	157
Share-based compensation				106					106
Shares issued under stock plans		(1)		(64)			45		(19)
Purchases of treasury stock		9					(1,010)		(1,010)
Balance at June 30, 2023	784	173	$8	$22,988	$(900)	$18,622	$(10,727)	$725	$30,716
(1)The total net income presented in equity for the three months ended June 30, 2023 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $6 million not included in equity.
(2)The total distributions presented in equity for the three months ended June 30, 2023 excludes $5 million in distributions paid to redeemable noncontrolling interests not included in equity.

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

	Fiserv, Inc. Shareholders’ Equity

Six Months Ended June 30, 2023	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	784	154	$8	$23,011	$(1,189)	$17,376	$(8,378)	$699	$31,527
Net income (1)						1,246		12	1,258
Distributions paid to noncontrolling interests (2)								(1)	(1)
Other comprehensive income					289			15	304
Share-based compensation				199					199
Shares issued under stock plans		(3)		(222)			144		(78)
Purchases of treasury stock		22					(2,493)		(2,493)
Balance at June 30, 2023	784	173	$8	$22,988	$(900)	$18,622	$(10,727)	$725	$30,716

(1)The total net income presented in equity for the six months ended June 30, 2023 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $13 million not included in equity.
(2)The total distributions presented in equity for the six months ended June 30, 2023 excludes $13 million in distributions paid to redeemable noncontrolling interests not included in equity.

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

12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended June 30, 2023
Balance at March 31, 2023	$(95)	$(939)	$(20)	$(1,054)
Other comprehensive income before reclassifications	1	150	—	151
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income	4	150	—	154
Balance at June 30, 2023	$(91)	$(789)	$(20)	$(900)

Three Months Ended June 30, 2022
Balance at March 31, 2022	$(105)	$(572)	$37	$(640)
Other comprehensive loss before reclassifications	(6)	(361)	(2)	(369)
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4
Net current-period other comprehensive loss	(2)	(361)	(2)	(365)
Balance at June 30, 2022	$(107)	$(933)	$35	$(1,005)

Six Months Ended June 30, 2023
Balance at December 31, 2022	$(103)	$(1,064)	$(22)	$(1,189)
Other comprehensive income before reclassifications	6	275	2	283
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive income	12	275	2	289
Balance at June 30, 2023	$(91)	$(789)	$(20)	$(900)

Six Months Ended June 30, 2022
Balance at December 31, 2021	$(107)	$(676)	$38	$(745)
Other comprehensive loss before reclassifications	(7)	(257)	(3)	(267)
Amounts reclassified from accumulated other comprehensive loss	7	—	—	7
Net current-period other comprehensive loss	—	(257)	(3)	(260)
Balance at June 30, 2022	$(107)	$(933)	$35	$(1,005)
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee (see Note 7). The notional amount of these derivatives was $369 million and $346 million at June 30, 2023 and December 31, 2022, respectively. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2023, the Company estimates that it will recognize gains of approximately $3 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation (“First Data”) and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecasted interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $123 million and $130 million at June 30, 2023 and December 31, 2022, respectively. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2023, the Company estimates that it will recognize approximately $15 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
Net Investment Hedges
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses fixed-to-fixed cross-currency rate swap contracts and foreign currency-denominated debt as economic hedges of its net investments in such foreign currency-denominated subsidiaries. At June 30, 2023, aggregate notional cross-currency rate swaps of 400 million Euros were designated as net investment hedges to hedge a portion of the Company’s net investment in certain subsidiaries whose functional currency is the Euro. The Company has designated certain of its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound.
On May 24, 2023, in conjunction with the public offering and issuance of the 2031 Euro Senior Notes (see Note 9), the Company elected to designate such notes as a net investment hedge and simultaneously de-designated its existing net investment hedge election on its 0.375% Euro-denominated senior notes due in July 2023. To mitigate foreign currency exchange exposure on the 0.375% Euro-denominated senior notes, the Company entered into a forward exchange contract with matching critical terms (see Note 7).
The following table outlines the terms of the Company’s Euro cross-currency rate swap contracts at June 30, 2023:

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
Foreign currency transaction (losses) gains, net of income tax, related to net investment hedges that were recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Cross-currency rate swap contracts	$(5)	$—	$(7)	$—
Foreign currency-denominated debt	(50)	181	(114)	248
The Company recorded income tax impacts of $18 million and $(61) million during the three months ended June 30, 2023 and 2022, respectively, and $40 million and $(83) million during the six months ended June 30, 2023 and 2022, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, commercial paper notes and cross-currency rate swap contracts.
13. Share-Based Compensation
The Company recognized $106 million and $94 million of share-based compensation expense during the three months ended June 30, 2023 and 2022, respectively, and $199 million and $155 million of share-based compensation expense during the six months ended June 30, 2023 and 2022, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year, and may also occur throughout the year in conjunction with acquisitions of businesses. At June 30, 2023, the total remaining unrecognized compensation cost for restricted stock units and awards, performance share units, and unvested stock options, net of estimated forfeitures, of $577 million is expected to be recognized over a weighted-average period of 2.0 years.

A summary of restricted stock unit, restricted stock award and performance share unit activity during the six months ended June 30, 2023 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2022	5,530	$96.88	3,243	$100.93
Granted	2,423	112.99	359	129.68
Forfeited	(239)	100.60	(47)	101.00
Vested	(1,983)	98.73	(18)	95.29
Units and awards - June 30, 2023	5,731	$102.88	3,537	$103.66
A summary of stock option activity during the six months ended June 30, 2023 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2022	6,336	$62.91
Granted	—	—
Forfeited	(32)	112.83
Exercised	(1,903)	44.02
Stock options outstanding - June 30, 2023	4,401	$70.72	4.10	$244
Stock options exercisable - June 30, 2023	4,046	$67.10	3.84	$239

14. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Income tax provision	$181	$137	$305	$235
Effective income tax rate	20.7%	22.2%	19.2%	18.2%
The income tax provision as a percentage of income before income taxes and (loss) income from investments in unconsolidated affiliates was 20.7% and 22.2% for the three months ended June 30, 2023 and 2022, respectively, and 19.2% and 18.2% for the six months ended June 30, 2023 and 2022, respectively.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $84 million at June 30, 2023. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $7 million over the next twelve months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of June 30, 2023, the Company’s U.S. federal income tax return for 2022, and tax returns in certain states and foreign jurisdictions for 2015 through 2022, remain subject to examination by taxing authorities.

15. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	615.4	645.2	621.2	648.0
Common stock equivalents	3.8	5.6	4.1	6.0
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	619.2	650.8	625.3	654.0

For the three months ended June 30, 2023 and 2022, stock options for 0.9 million and 2.2 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the six months ended June 30, 2023 and 2022, stock options for 1.0 million and 2.1 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
16. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Six Months Ended June 30,
(In millions)	2023	2022
Interest paid	$369	$303
Income taxes paid	882	399
Treasury stock purchases settled after the balance sheet date	3	—
Distribution of nonmonetary assets (see Note 10)	—	111
Software obtained under financing arrangements	122	61
Right-of-use assets obtained in exchange for lease liabilities - operating leases	59	98
Right-of-use assets obtained in exchange for lease liabilities - finance leases	93	69
17. Commitments and Contingencies
Litigation and Legislative Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained accruals of $31 million and $21 million at June 30, 2023 and December 31, 2022, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $80 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
In June 2023, a Canadian tax law change related to the Goods and Services Tax / Harmonized Sales Tax (GST/HST) treatment of payment card services was enacted. The Company has estimated its exposure related to this multi-year retroactive tax law change and recognized a pre-tax expense of $27 million within selling, general and administrative expenses in the consolidated statement of income during the three and six months ended June 30, 2023.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.2 billion and $1.7 billion at June 30, 2023 and December 31, 2022, respectively.

Indemnifications and Warranties
The Company may indemnify its clients from certain costs resulting from claims of patent, copyright or trademark infringement associated with its clients’ use of the Company’s products or services. The Company may also warrant to clients that its products and services will operate in accordance with identified specifications. From time to time, in connection with sales of businesses, the Company agrees to indemnify the buyers of such businesses for liabilities associated with the businesses that are sold. Payments, net of recoveries, under such indemnification or warranty provisions were not material to the Company’s consolidated financial statements.
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
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $45 million and $46 million for the three months ended June 30, 2023 and 2022, respectively, and $91 million and $93 million for the six months ended June 30, 2023 and 2022, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $36 million and $43 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures accounted for under the equity method. Amounts transacted through these agreements totaled $1 million and $5 million during the three months ended June 30, 2023 and 2022, respectively, and $2 million and $9 million during the six months ended June 30, 2023 and 2022, respectively, and were primarily recognized as processing and services revenue in the consolidated statements of income.
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
The businesses in the Payments segment provide financial institutions and corporate and public sector clients around the world with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services; a range of network services, security and fraud protection products, card production and print services. In addition, the Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, electronic billing, and security and fraud protection products. Clients of the global Payments segment businesses reflect a wide range of industries, including merchants, distribution partners and financial institution customers in the Company’s other segments.
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
Operating results for each segment were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended June 30, 2023
Processing and services revenue	$1,808	$742	$1,367	$7	$3,924
Product revenue	257	42	278	255	832
Total revenue	$2,065	$784	$1,645	$262	$4,756
Operating income (loss)	$718	$285	$777	$(649)	$1,131

Three Months Ended June 30, 2022
Processing and services revenue	$1,668	$760	$1,262	$6	$3,696
Product revenue	233	43	256	222	754
Total revenue	$1,901	$803	$1,518	$228	$4,450
Operating income (loss)	$593	$281	$662	$(676)	$860

Six Months Ended June 30, 2023
Processing and services revenue	$3,395	$1,493	$2,696	$13	$7,597
Product revenue	517	83	578	528	1,706
Total revenue	$3,912	$1,576	$3,274	$541	$9,303
Operating income (loss)	$1,280	$565	$1,488	$(1,268)	$2,065

Six Months Ended June 30, 2022
Processing and services revenue	$3,078	$1,495	$2,477	$10	$7,060
Product revenue	476	86	503	463	1,528
Total revenue	$3,554	$1,581	$2,980	$473	$8,588
Operating income (loss)	$1,063	$556	$1,280	$(1,193)	$1,706

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development, outlook, or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should,” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements.
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business, including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, a recession, bank failures, or intensified international hostilities, and the impact they may have on us and our employees, clients, vendors, supply chain, operations and sales; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2023 to the comparable period in 2022.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at June 30, 2023.
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
The businesses in our Payments segment provide financial institutions and corporate and public sector clients with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services; a range of network services; security and fraud protection products; and card production and print services. In addition, the Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, electronic billing, and security and fraud protection products. Clients of the Payments segment businesses reflect a wide range of industries around the world, including merchants, distribution partners and financial institution customers in our other segments.
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
Acquisitions and Dispositions
We frequently review our businesses to ensure we have the necessary assets to execute our strategy. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps meet client demand; an opportunity to change industry dynamics; a way to achieve business scale that enables competition and operational efficiency; or similar considerations. We expect to divest businesses that are not in line with our market, product or financial strategies. The results of operations for the following acquired and divested businesses are included in our consolidated results from the respective dates of acquisition and through the respective dates of disposition.
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

(“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands our end-to-end restaurant solutions. On June 1, 2022, we acquired The LR2 Group, LLC (“City POS”), an ISO that promotes payment processing services and facilitates the sale of POS equipment for merchants. City POS is included within the Acceptance segment and expands our merchant services business. On April 1, 2022, we acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector. Finxact is included within the Fintech segment and advances our digital banking strategy, expanding our account processing, digital, and payments solutions. We acquired these businesses in 2022 for an aggregate purchase price of $994 million, net of $28 million of acquired cash, and including earn-out provisions estimated at a fair value of $6 million.
Dispositions
In June 2023, we entered into an agreement to sell our financial reconciliation business. The transaction closed on July 25, 2023, for net cash proceeds of approximately $230 million, subject to customary adjustments. We expect to recognize a pre-tax gain on the sale of approximately $160 million. The financial reconciliation business was reported within our Fintech segment.
On October 17, 2022, we sold Fiserv Costa Rica, S.A. and our Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the United States (“U.S.”) and India, to a single buyer. Fiserv Costa Rica, S.A. and SIS were reported primarily within our Fintech segment. On September 30, 2022, we sold our Korea operations, which were reported in our Acceptance segment. We sold these operations in 2022 for total consideration of $99 million and recognized an aggregate net pre-tax loss on the sales of $83 million. During the first six months of 2023, we recognized a pre-tax loss of $3 million associated with final working capital adjustments related to the disposition of Fiserv Costa Rica, S.A. These divestitures were the result of a strategic review of our business portfolio.
In 2021, we mutually agreed with a minority partner to terminate one of our merchant alliance joint ventures effective March 2022. In conjunction with such termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture for $175 million, resulting in the recognition of a pre-tax gain of $147 million in the first six months of 2022.
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
The number of financial institutions in the U.S. has declined at a relatively steady rate, primarily as a result of voluntary mergers and acquisitions. Rather than reducing the overall market, these consolidations transfer accounts among financial institutions. If a client loss occurs due to merger or acquisition, we typically receive a contract termination fee based on the size of the client and how early in the contract term the contract is terminated. These fees can vary from period to period depending on the level of financial institution merger activity and whether our clients are involved. Our focus on long-term client relationships and recurring, transaction-oriented products and services has also reduced the impact that consolidation in the financial services industry has had on us. We believe that the integration of our products and services creates a compelling value proposition for our clients by providing, among other things, new sources of revenue and opportunities to reduce their costs. Furthermore, we believe that our sizable and diverse client base, combined with our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth.
Recent Market Conditions

Global macroeconomic conditions, including rising interest rates, inflation, bank failures, disruptions in the global supply chain, the effects of the ongoing conflict between Russia and Ukraine, and regulations restricting trade or impacting our ability to offer products or services, could have a material adverse effect on our business, results of operations and financial condition. While recent bank failures have created uncertainty in the global financial markets, they did not have a material impact on our operating results. However, future bank failures could impact our receivable collections and cash flows or affect our ability to find merchant alliance partners. In addition, in recent years, we have observed increased shortages and delays in the global supply chain for components and inputs necessary to our businesses, such as semiconductors, paper and plastic, and may experience difficulty procuring those components and inputs in the future on a timely basis or at historical prices. We continue to monitor and actively manage our business in response to these unpredictable geopolitical and market conditions, as they may adversely impact our operations and financial results.
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

	Three Months Ended June 30,
	2023	2022	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2023	2022	$	%
Revenue:
Processing and services	$3,924	$3,696	82.5%	83.1%	$228	6%
Product	832	754	17.5%	16.9%	78	10%
Total revenue	4,756	4,450	100.0%	100.0%	306	7%
Expenses:
Cost of processing and services	1,351	1,502	34.4%	40.6%	(151)	(10)%
Cost of product	578	542	69.5%	71.9%	36	7%
Sub-total	1,929	2,044	40.6%	45.9%	(115)	(6)%
Selling, general and administrative	1,696	1,546	35.7%	34.7%	150	10%
Total expenses	3,625	3,590	76.2%	80.7%	35	1%
Operating income	1,131	860	23.8%	19.3%	271	32%
Interest expense, net	(232)	(176)	(4.9)%	(4.0)%	56	32%
Other expense, net	(26)	(66)	(0.5)%	(1.5)%	(40)	(61)%
Income before income taxes and income from investments in unconsolidated affiliates	873	618	18.4%	13.9%	255	41%
Income tax provision	(181)	(137)	(3.8)%	(3.1)%	44	32%
Income from investments in unconsolidated affiliates	3	128	0.1%	2.9%	(125)	(98)%
Net income	695	609	14.6%	13.7%	86	14%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	12	11	0.3%	0.2%	1	9%
Net income attributable to Fiserv, Inc.	$683	$598	14.4%	13.4%	$85	14%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Six Months Ended June 30,
	2023	2022	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2023	2022	$	%
Revenue:
Processing and services	$7,597	$7,060	81.7%	82.2%	$537	8%
Product	1,706	1,528	18.3%	17.8%	178	12%
Total revenue	9,303	8,588	100.0%	100.0%	715	8%
Expenses:
Cost of processing and services	2,756	2,938	36.3%	41.6%	(182)	(6)%
Cost of product	1,178	1,078	69.1%	70.5%	100	9%
Sub-total	3,934	4,016	42.3%	46.8%	(82)	(2)%
Selling, general and administrative	3,300	3,013	35.5%	35.1%	287	10%
Net loss (gain) on sale of businesses and other assets	4	(147)	—%	(1.7)%	151	n/m
Total expenses	7,238	6,882	77.8%	80.1%	356	5%
Operating income	2,065	1,706	22.2%	19.9%	359	21%
Interest expense, net	(434)	(344)	(4.7)%	(4.0)%	90	26%
Other expense, net	(46)	(70)	(0.5)%	(0.8)%	(24)	(34)%
Income before income taxes and (loss) income from investments in unconsolidated affiliates	1,585	1,292	17.0%	15.0%	293	23%
Income tax provision	(305)	(235)	(3.3)%	(2.7)%	70	30%
(Loss) income from investments in unconsolidated affiliates	(9)	234	(0.1)%	2.7%	(243)	n/m
Net income	1,271	1,291	13.7%	15.0%	(20)	(2)%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	25	24	0.3%	0.3%	1	4%
Net income attributable to Fiserv, Inc.	$1,246	$1,267	13.4%	14.8%	$(21)	(2)%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2023	$2,065		$784		$1,645		$262	$4,756
2022	1,901		803		1,518		228	4,450
Revenue growth (decline)	$164		$(19)		$127		$34	$306
Revenue growth (decline) percentage	9%		(2)%		8%			7%
Operating income (loss):
2023	$718		$285		$777		$(649)	$1,131
2022	593		281		662		(676)	860
Operating income growth	$125		$4		$115		$27	$271
Operating income growth percentage	21%		1%		17%			32%
Operating margin:
2023	34.7%		36.3%		47.3%			23.8%
2022	31.2%		35.0%		43.6%			19.3%
Operating margin growth (1)	350	bps	130	bps	370	bps		450	bps
(1)Represents the basis point growth in operating margin.

	Six Months Ended June 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2023	$3,912		$1,576		$3,274		$541	$9,303
2022	3,554		1,581		2,980		473	8,588
Revenue growth (decline)	$358		$(5)		$294		$68	$715
Revenue growth percentage	10%		—%		10%			8%
Operating income (loss):
2023	$1,280		$565		$1,488		$(1,268)	$2,065
2022	1,063		556		1,280		(1,193)	1,706
Operating income growth (decline)	$217		$9		$208		$(75)	$359
Operating income growth percentage	20%		2%		16%			21%
Operating margin:
2023	32.7%		35.8%		45.5%			22.2%
2022	29.9%		35.2%		42.9%			19.9%
Operating margin growth (1)	280	bps	60	bps	260	bps		230	bps

(1)Represents the basis point growth in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $306 million, or 7%, in the second quarter of 2023 and $715 million, or 8%, in the first six months of 2023 compared to 2022. The revenue increase was driven by higher global processing revenue and product sales across all of our business segments, partially offset by a 3% decrease due to foreign currency exchange rate fluctuations in both the second quarter and first six months of 2023.
Revenue in our Acceptance segment increased $164 million, or 9%, in the second quarter of 2023 and $358 million, or 10%, in the first six months of 2023 compared to 2022. The revenue increase was driven by higher global merchant acquiring payment volumes in the second quarter and first six months of 2023, including in Latin America. The revenue increase also includes contributions from our Clover and Carat operating systems and the expansion of our merchant relationships through value-added services. Acceptance segment growth was partially offset by a 6% and 5% revenue decrease due to foreign currency exchange rate fluctuations in the second quarter and first six months of 2023, respectively.
Revenue in our Fintech segment decreased $19 million, or 2%, in the second quarter of 2023 and was flat in the first six months of 2023 compared to 2022. The revenue decrease in the second quarter of 2023 was primarily driven by a decrease in termination fee revenue. The first six months of 2023 included a 2% increase in processing revenue.
Revenue in our Payments segment increased $127 million, or 8%, in the second quarter of 2023 and $294 million, or 10%, in the first six months of 2023 compared to 2022. In the second quarter and first six months of 2023, our debit processing business contributed 2% and 3%, respectively, to Payments revenue growth driven by an increase in debit transactions; our Output Solutions business contributed 2% in both the second quarter and first six months of 2023, primarily driven by increased volumes; and our credit processing business contributed 2% in both the second quarter and first six months of 2023, primarily driven by new business onboarding and an increase in active accounts. The remaining revenue growth was spread across our various other Payments segment businesses.
Revenue at Corporate and Other increased $34 million, or 15%, in the second quarter of 2023 and $68 million, or 14%, in the first six months of 2023 compared to 2022, primarily due to increased postage revenue.
Total Expenses
Total expenses increased $35 million, or 1%, in the second quarter of 2023 and $356 million, or 5%, in the first six months of 2023 compared to 2022. Total expenses as a percentage of total revenue decreased 450 basis points to 76.2% in the second quarter of 2023 and 230 basis points to 77.8% in the first six months of 2023 compared to 2022. Total expenses as a percentage of total revenue were favorably impacted in the second quarter and first six months of 2023 by a reduction in amortization of acquisition-related intangible assets of approximately 90 basis points and 100 basis points, respectively. Total expenses as a percentage of total revenue were also favorably impacted by operating leverage and a reduction of approximately 60 basis points in severance costs in both the second quarter and first six months of 2023.
Cost of processing and services as a percentage of processing and services revenue decreased to 34.4% in the second quarter of 2023 compared to 40.6% in the second quarter of 2022 and decreased to 36.3% in the first six months of 2023 compared to 41.6% in the first six months of 2022. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by strong operating leverage accompanying scalable revenue growth, along with approximately 50 basis points from decreased severance costs in both the second quarter and first six months of 2023.
Cost of product as a percentage of product revenue decreased to 69.5% in the second quarter of 2023 compared to 71.9% in the second quarter of 2022 and decreased to 69.1% in the first six months of 2023 compared to 70.5% in the first six months of 2022. The cost of product as a percentage of product revenue improved in the second quarter and first six months of 2023 as a result of revenue mix, including increased hardware revenue.
Selling, general and administrative expenses as a percentage of total revenue increased to 35.7% in the second quarter of 2023 compared to 34.7% in the second quarter of 2022 and increased to 35.5% in the first six months of 2023 compared to 35.1% in the first six months of 2022. The increase in selling, general and administrative expenses as a percentage of total revenue in the second quarter and first six months of 2023 was due to increased personnel costs, including share-based compensation and commission costs, partially offset by a reduction in amortization of acquisition-related intangible assets.
The net gain on sale of businesses and other assets in the first six months of 2022 included a $147 million pre-tax gain from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures.
Operating Income and Operating Margin
Total operating income increased $271 million, or 32%, in the second quarter of 2023 and increased $359 million, or 21%, in the first six months of 2023 compared to 2022. Total operating margin increased 450 basis points to 23.8% in the second quarter of 2023 and increased 230 basis points to 22.2% in the first six months of 2023 compared to 2022. Total operating income and total operating margin benefited from revenue growth in the second quarter and first six months of 2023, along with a reduction in amortization of acquisition related intangible assets. Total operating margin in the first six months of 2022 was favorably impacted by a $147 million pre-tax gain from the sale of certain merchant contracts in conjunction with the termination of one of our merchant alliance joint ventures.
Operating income in our Acceptance segment increased $125 million, or 21%, in the second quarter of 2023 and increased $217 million, or 20%, in the first six months of 2023 compared to 2022. Operating margin increased 350 basis points to 34.7% in the second quarter of 2023 and 280 basis points to 32.7% in the first six months of 2023 compared to 2022. Operating income and operating margin growth in our Acceptance segment was primarily due to operating leverage.
Operating income in our Fintech segment increased $4 million, or 1%, in the second quarter of 2023 and increased $9 million, or 2%, in the first six months of 2023 compared to 2022. Operating margin increased 130 basis points to 36.3% in the second quarter of 2023 and increased 60 basis points to 35.8% in the first six months of 2023 compared to 2022. Operating income and operating margin growth in our Fintech segment was primarily due to operating leverage and expense management initiatives.
Operating income in our Payments segment increased $115 million, or 17%, in the second quarter of 2023 and increased $208 million, or 16%, in the first six months of 2023 compared to 2022. Operating margin increased 370 basis points to 47.3% in the second quarter of 2023 and increased 260 basis points to 45.5% in the first six months of 2023 compared to 2022. Payments segment operating income and margin growth in the second quarter and first six months of 2023 was primarily due to scalable revenue growth from our debit and credit processing businesses and productivity.
The operating loss in Corporate and Other decreased $27 million in the second quarter of 2023 and increased $75 million in the first six months of 2023 compared to 2022. The operating loss in the first six months of 2022 included a $147 million pre-tax gain from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures. The operating loss was favorably impacted by a reduction of $41 million and $89 million in amortization of acquisition related intangible assets in the second quarter and first six months of 2023, respectively.
Interest Expense, Net
Interest expense, net increased $56 million, or 32%, in the second quarter of 2023 compared to 2022 and increased $90 million, or 26%, in the first six months of 2023 compared to 2022 due to higher interest rates on our variable rate debt, as well as our public offering and issuance of $1.8 billion of fixed-rate senior notes in March 2023, 800 million Euros of fixed-rate senior notes in May 2023 and increased borrowing associated with our settlement advance cash program in Latin America.

Other Expense, Net
Other expense, net decreased $24 million in the first six months of 2023 compared to 2022. Other expense, net includes foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Net foreign currency transaction losses increased $48 million in the first six months of 2023 compared to 2022, primarily related to Argentina. Other expense, net in the first six months of 2022 included net pre-tax expense of $59 million associated with joint venture debt guarantees.
Income Tax Provision
Income tax provision as a percentage of income before income taxes and (loss) income from investments in unconsolidated affiliates was 20.7% and 22.2% for the three months ended June 30, 2023 and 2022, respectively, and was 19.2% and 18.2% for the six months ended June 30, 2023 and 2022, respectively. The effective income tax rate for both the six months ended June 30, 2023 and 2022 include discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits.
(Loss) Income from Investments in Unconsolidated Affiliates
Our share of net (loss) income from unconsolidated affiliates accounted for using the equity method is reported as (loss) income from investments in unconsolidated affiliates, and the related tax expense is reported within the income tax provision in the consolidated statements of income. (Loss) income from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $3 million and $128 million in the second quarter of 2023 and 2022, respectively, and $(9) million and $234 million in the first six months of 2023 and 2022, respectively. Income from investments in unconsolidated affiliates in the first six months of 2022 included pre-tax net gains totaling $209 million primarily related to the acquisition-date fair value remeasurement of our previously held equity interest in Finxact of $110 million, as well as $80 million resulting from the dilution of our ownership interest in conjunction with the Sagent M&C, LLC transaction with a third party.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $12 million and $11 million in the second quarter of 2023 and 2022, respectively, and $25 million and $24 million in the first six months of 2023 and 2022, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.10 and $0.92 in the second quarter of 2023 and 2022, respectively, and was $1.99 and $1.94 in the first six months of 2023 and 2022, respectively. Net income attributable to Fiserv, Inc. per share-diluted in the first six months of 2022 included pre-tax net gains totaling $209 million related to certain equity investment transactions.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $1.1 billion, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $1.8 billion (net of outstanding borrowings and $4.2 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due in 2023 and letters of credit) at June 30, 2023.

The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditure amounts for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2023	2022	$	%
Net income	$1,271	$1,291	$(20)
Depreciation and amortization	1,605	1,630	(25)
Share-based compensation	199	155	44
Deferred income taxes	(186)	(317)	131
Net loss (gain) on sale of businesses and other assets	4	(147)	151
Loss (income) from investments in unconsolidated affiliates	9	(234)	243
Distributions from unconsolidated affiliates	30	41	(11)
Net changes in working capital and other	(924)	(614)	(310)
Net cash provided by operating activities	$2,008	$1,805	$203	11%
Capital expenditures, including capitalized software and other intangibles	$679	$718	$(39)	(5)%
Our operating cash flow was $2.01 billion in the first six months of 2023, an increase of 11% compared with $1.81 billion in the first six months of 2022. This increase was primarily attributable to improved operating results, partially offset by higher working capital use compared to the prior period, including increased accounts receivable corresponding to revenue growth, higher income tax payments and timing of vendor payments.
We maintain investments in various unconsolidated affiliates that are accounted for as equity method investments. Total distributions from unconsolidated affiliates, including those classified as cash flows from investing activities, were $109 million and $119 million in the first six months of 2023 and 2022, respectively.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 7% and 8% of our total revenue for the first six months of 2023 and 2022, respectively.
Share Repurchases
We repurchased $2.5 billion and $1.0 billion of our common stock during the first six months of 2023 and 2022, respectively. On February 22, 2023, our board of directors approved an additional repurchase authorization for up to 75.0 million shares of our common stock. As of June 30, 2023, we had approximately 70.1 million shares remaining under our current repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
Acquisitions
We acquired Yacaré and Merchant One in December 2022, NexTable in September 2022 and City POS in June 2022. Additionally, we acquired a remaining ownership interest in Finxact in April 2022, in which we previously held a noncontrolling interest. City POS and the remaining ownership interest in Finxact were acquired during the second quarter of 2022 for an aggregate purchase price of $671 million, net of $27 million of acquired cash, and NexTable during the third quarter of 2022 for $15 million, including earn-out provisions with a fair value of approximately $6 million. Merchant One and Yacaré were acquired in the fourth quarter of 2022 for an aggregate purchase price of $308 million, net of $1 million of acquired cash.
We funded these acquisitions in 2022 by utilizing a combination of available cash and proceeds from the issuance of commercial paper. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Dispositions
In June 2023, we entered into an agreement to sell our financial reconciliation business. The transaction closed on July 25, 2023 for net cash proceeds of approximately $230 million, subject to customary adjustments. Net proceeds from the sale were primarily used to pay down indebtedness and repurchase shares of our common stock.
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
Indebtedness

(In millions)	June 30, 2023	December 31, 2022
Short-term and current maturities of long-term debt:
Foreign lines of credit	$362	$198
Finance lease and other financing obligations	246	270
Total short-term and current maturities of long-term debt	$608	$468

Long-term debt:
0.375% senior notes due July 2023 (Euro-denominated)	$546	$531
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	664	632
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	546	531
5.450% senior notes due March 2028	900	—
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	546	531
4.500% senior notes due May 2031 (Euro-denominated)	873	—
3.000% senior notes due July 2031 (British Pound-denominated)	664	632
5.600% senior notes due March 2033	900	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	1,292	2,329
Euro commercial paper notes	1,285	1,210
Revolving credit facility	32	35
Term loan facility	—	200
Unamortized discount and deferred financing costs	(129)	(120)
Finance lease and other financing obligations	576	539
Total long-term debt	$22,595	$20,950

In May 2023, we completed the public offering and issuance of 800 million Euros aggregate principal amount of 4.500% senior notes due in May 2031. In March 2023, we completed the public offering and issuance of $1.8 billion of senior notes, comprised of $900 million aggregate principal amount of 5.450% senior notes due in March 2028 and $900 million aggregate principal amount of 5.600% senior notes due in March 2033. We used the net proceeds from these senior notes offerings for general corporate purposes, including the repayment of U.S. commercial paper notes and, in July 2023, the repayment of the 0.375% Euro-denominated senior notes.
At June 30, 2023, our debt consisted primarily of $19.5 billion of fixed-rate senior notes and $2.6 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion, and interest on our term loan was paid monthly.
At June 30, 2023, the 0.375% Euro-denominated senior notes due in July 2023 and 3.800% senior notes due in October 2023 were classified in the consolidated balance sheet as long-term, as we have subsequently refinanced the 0.375% Euro-denominated senior notes due in July 2023 and have the intent to refinance the 3.800% senior notes due in October 2023 on a long-term basis and the ability to do so under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at June 30, 2023:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	n/a	52.83%	$362
U.S. dollar commercial paper notes	various	5.34%	1,292
Euro commercial paper notes	various	3.47%	1,285
Revolving credit facility	June 2027	6.19%	32
Total variable rate debt		10.33%	$2,971
We maintain certain short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund settlement activity associated with our operations in Latin America. We entered into an annually renewable term loan facility to fund settlement advance cash payments in Brazil. This term loan, fully funded in April 2023, has a notional value of 514 million Brazilian real ($106 million USD equivalent) at June 30, 2023 that matures in April 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin of 1.70% per annum. We also maintain U.S. dollar and Euro unsecured commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
We maintain a revolving credit facility with aggregate commitments available for $6.0 billion of total capacity. Borrowings under the credit facility bear interest at a variable rate based on a Secured Overnight Financing Rate (SOFR) or a base rate in the case of U.S. dollar borrowings, in each case plus a specified margin based on our long-term debt rating in effect from time to time. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
In June 2023, we repaid all remaining outstanding borrowings on our existing term loan facility utilizing proceeds from the issuance of U.S. dollar commercial paper notes and operating cash on hand, thereby terminating such facility. Borrowings under the term loan facility accrued interest at a variable rate based on one-month LIBOR or on a base rate, plus, in each case, a specified margin based on the Company’s long-term debt rating in effect from time to time.
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
The revolving credit facility contains various restrictions and covenants that require us to, among other things, limit our consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times our consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.

During the first six months of 2023, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at June 30, 2023 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $33 million of outstanding borrowings on the revolving credit facilities at June 30, 2023. We have guaranteed the debt of the Lending Joint Ventures and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. We maintained a liability of $36 million at June 30, 2023 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $21 million at June 30, 2023, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of 90 days or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets. The table below details our cash and cash equivalents held at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$175	$266	$441	$135	$153	$288
Unavailable (1)	211	430	641	178	436	614
Total	$386	$696	$1,082	$313	$589	$902
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
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes to our quantitative and qualitative analyses about market risk during the six months ended June 30, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2023	3,022,755	$115.79	3,022,755	75,632,537
May 1-31, 2023	3,107,300	117.68	3,107,300	72,525,237
June 1-30, 2023	2,422,158	117.39	2,422,158	70,103,079
Total	8,552,213		8,552,213
(1)On November 19, 2020 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. These authorizations do not expire.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Twenty-Ninth Supplemental Indenture, dated as of May 24, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed May 24, 2023)

4.2
Agency Agreement, dated as of May 24, 2023, by and among Fiserv, Inc., Elavon Financial Services DAC, UK Branch, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed May 24, 2023)

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
_______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iii) the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	July 27, 2023	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	July 27, 2023	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer