Form 10-Q
period 2023-09-30
FISERV INC
filed 2023-10-25
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2023, there were 600,185,716 shares of common stock, $.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Processing and services (1)	$4,008	$3,678	$11,605	$10,738
Product	865	840	2,571	2,368
Total revenue	4,873	4,518	14,176	13,106
Expenses:
Cost of processing and services	1,311	1,443	4,067	4,381
Cost of product	583	553	1,761	1,631
Selling, general and administrative	1,652	1,547	4,952	4,560
Net (gain) loss on sale of businesses and other assets	(176)	120	(172)	(27)
Total expenses	3,370	3,663	10,608	10,545
Operating income	1,503	855	3,568	2,561
Interest expense, net	(258)	(190)	(692)	(534)
Other expense, net	(35)	(13)	(81)	(83)
Income before income taxes and (loss) income from investments in unconsolidated affiliates	1,210	652	2,795	1,944
Income tax provision	(239)	(147)	(544)	(382)
(Loss) income from investments in unconsolidated affiliates	(2)	(12)	(11)	222
Net income	969	493	2,240	1,784
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	17	12	42	36
Net income attributable to Fiserv, Inc.	$952	$481	$2,198	$1,748

Net income attributable to Fiserv, Inc. per share:
Basic	$1.57	$0.75	$3.57	$2.71
Diluted	$1.56	$0.75	$3.54	$2.68

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	606.2	639.6	616.2	645.2
Diluted	610.3	645.0	620.3	651.0
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $45 million and $51 million for the three months ended September 30, 2023 and 2022, respectively, and $136 million and $151 million for the nine months ended September 30, 2023 and 2022, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$969	$493	$2,240	$1,784
Other comprehensive income (loss):
Fair market value adjustment on derivatives	5	(6)	14	(15)
Reclassification adjustment for net realized losses on cash flow hedges included in cost of processing and services	4	1	4	—
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	4	4	11	15
Tax impacts of derivatives	(3)	1	(7)	—
Unrealized gain (loss) on defined benefit pension plans	—	1	3	(3)
Tax impacts of defined benefit pension plans	—	—	(1)	1
Foreign currency translation	(261)	(550)	(11)	(765)
Reclassification adjustment for accumulated foreign currency translation impacts from the sale of foreign entities included in net (gain) loss on sale of businesses and other assets	10	56	10	56
Tax impacts of foreign currency translation	(42)	(89)	(2)	(172)
Total other comprehensive income (loss)	(283)	(582)	21	(883)
Comprehensive income (loss)	$686	$(89)	$2,261	$901
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	17	12	42	36
Less: other comprehensive loss attributable to noncontrolling interests	(17)	(48)	(2)	(89)
Comprehensive income (loss) attributable to Fiserv, Inc.	$686	$(53)	$2,221	$954
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,349	$902
Trade accounts receivable, less allowance for doubtful accounts	3,461	3,585
Prepaid expenses and other current assets	1,986	1,575
Settlement assets	21,785	21,482
Total current assets	28,581	27,544
Property and equipment, net	2,122	1,958
Customer relationships, net	7,300	8,424
Other intangible assets, net	4,139	3,991
Goodwill	36,836	36,811
Contract costs, net	921	905
Investments in unconsolidated affiliates	2,259	2,403
Other long-term assets	1,996	1,833
Total assets	$84,154	$83,869
Liabilities and Equity
Accounts payable and accrued expenses	$3,590	$3,883
Short-term and current maturities of long-term debt	649	468
Contract liabilities	605	625
Settlement obligations	21,785	21,482
Total current liabilities	26,629	26,458
Long-term debt	22,657	20,950
Deferred income taxes	3,264	3,602
Long-term contract liabilities	247	235
Other long-term liabilities	971	936
Total liabilities	53,768	52,181
Commitments and Contingencies (see Note 18)
Redeemable Noncontrolling Interests	161	161
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,056	23,011
Accumulated other comprehensive loss	(1,166)	(1,189)
Retained earnings	19,574	17,376
Treasury stock, at cost, 182 million and 154 million shares, respectively	(11,899)	(8,378)
Total Fiserv, Inc. shareholders’ equity	29,573	30,828
Noncontrolling interests	652	699
Total equity	30,225	31,527
Total liabilities and equity	$84,154	$83,869
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,240	$1,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,093	982
Amortization of acquisition-related intangible assets	1,261	1,416
Amortization of financing costs and debt discounts	30	33
Share-based compensation	275	244
Deferred income taxes	(344)	(402)
Net gain on sale of businesses and other assets	(172)	(27)
Loss (income) from investments in unconsolidated affiliates	11	(222)
Distributions from unconsolidated affiliates	42	58
Other operating activities	(2)	(2)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	119	(521)
Prepaid expenses and other assets	(506)	(203)
Contract costs	(180)	(230)
Accounts payable and other liabilities	(303)	105
Contract liabilities	3	(30)
Net cash provided by operating activities	3,567	2,985
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(1,034)	(1,148)
Net proceeds from sale of businesses and other assets	232	218
Payments for acquisition of businesses, net of cash acquired	—	(682)
Distributions from unconsolidated affiliates	110	110
Purchases of investments	(15)	(45)
Proceeds from sale of investments	—	13
Other investing activities	(3)	—
Net cash used in investing activities	(710)	(1,534)
Cash flows from financing activities:
Debt proceeds	5,188	1,450
Debt repayments	(1,652)	(2,945)
Net (repayments of) proceeds from commercial paper and short-term borrowings	(2,032)	2,020
Payments of debt financing costs	(38)	—
Proceeds from issuance of treasury stock	68	96
Purchases of treasury stock, including employee shares withheld for tax obligations	(3,790)	(1,909)
Settlement activity, net	(630)	114
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(22)	(30)
Payment to acquire noncontrolling interest of consolidated subsidiary	(56)	—
Payments of acquisition-related contingent consideration	(33)	—
Other financing activities	(39)	7
Net cash used in financing activities	(3,036)	(1,197)
Effect of exchange rate changes on cash and cash equivalents	(8)	(84)
Net change in cash and cash equivalents	(187)	170
Cash and cash equivalents, beginning balance	3,192	3,205
Cash and cash equivalents, ending balance	$3,005	$3,375
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The Company maintains a majority controlling financial interest in certain entities, mostly related to consolidated merchant alliances (see Note 19). Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income attributable to noncontrolling interests and redeemable noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets. Noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control are presented outside of equity and are carried at their estimated redemption value if it exceeds the initial carrying value of the redeemable interest (see Note 11).
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

The changes in settlement cash and cash equivalents are included in settlement activity, net within cash flows from financing activities in the consolidated statements of cash flows. The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows at:

(In millions)	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents on the consolidated balance sheets	$1,349	$902	$893
Cash and cash equivalents included in settlement assets	1,653	2,283	2,475
Other restricted cash	3	7	7
Total cash and cash equivalents on the consolidated statements of cash flows	$3,005	$3,192	$3,375

Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $83 million and $52 million at September 30, 2023 and December 31, 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $459 million and $431 million at September 30, 2023 and December 31, 2022, respectively. Other current assets, including Clover Capital cash advances and settlement advance cash payments, totaled $1,527 million and $1,144 million at September 30, 2023 and December 31, 2022, respectively.
The Company offers merchants advance access to capital through its Clover Capital cash advance program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under the Clover Capital program were $241 million and $164 million at September 30, 2023 and December 31, 2022, respectively. The Company maintained a reserve of $10 million and $7 million at September 30, 2023 and December 31, 2022, respectively, based on an estimate of uncollectible amounts.
The Company also offers merchants within its international operations advance access to capital by providing them the opportunity to receive settlement cash payments in advance in exchange for their receivables, including when the cardholders have elected to pay such merchants over time in installments. The Company maintains short-term lines of credit with foreign banks and alliance partners to fund such anticipated settlement activity (see Note 10). These local functional currency arrangements are primarily associated with the Company’s operations in Latin America, the most significant of which are denominated in Argentine peso and Brazilian real. The Company’s outstanding cash advances from card issuers related to this settlement funding activity were $508 million and $264 million at September 30, 2023 and December 31, 2022, respectively.
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

Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $25 million and $18 million for the three months ended September 30, 2023 and 2022, respectively, and $62 million and $46 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The amount of collateral available to the Company was $0.9 billion and $1.5 billion at September 30, 2023 and December 31, 2022, respectively. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $35 million and $29 million at September 30, 2023 and December 31, 2022, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s reportable segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2022 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test on certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. Additionally, a significant change in a merchant alliance business relationship or operating performance could result in a material goodwill impairment charge. There is no accumulated goodwill impairment for the Company through September 30, 2023.
Other Equity Investments
The Company maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $138 million and $135 million at September 30, 2023 and December 31, 2022, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense, net in the consolidated statements of income for the period. Adjustments made to the values recorded for certain equity securities and gains and losses from sales of equity securities during the three and nine months ended September 30, 2023 and 2022, were not significant.
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

Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, primarily Argentina, resulted in foreign currency exchange losses of $38 million and $14 million for the three months ended September 30, 2023 and 2022, respectively, and $88 million and $31 million for the nine months ended September 30, 2023 and 2022, respectively, which is included within other expense, net within the consolidated statements of income.
To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses fixed-to-fixed cross-currency rate swap contracts and foreign currency-denominated debt as economic hedges of its net investments in such foreign currency-denominated subsidiaries. Foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation, net of tax, within other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and will remain in accumulated other comprehensive loss within the consolidated balance sheets until the sale or complete liquidation of the underlying foreign subsidiaries.
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
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Interest expense	$(268)	$(193)	$(715)	$(542)
Interest income	10	3	23	8
Interest expense, net	$(258)	$(190)	$(692)	$(534)

2. Recent Accounting Pronouncements
In 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which among other items, requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For public entities, the provisions within ASU 2022-02 are to be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 effective January 1, 2023, and the adoption did not have a material impact on the Company’s financial statement disclosures for the nine months ended September 30, 2023.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment. Additional information regarding the Company’s business segments is included in Note 20. The tables below present the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated outside the U.S. comprising approximately 15% and 14% of total revenue for the three months ended September 30, 2023 and 2022, respectively, and 14% of total revenue for each of the nine months ended September 30, 2023 and 2022.

(In millions)	Reportable Segments
Type of Revenue	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended September 30, 2023
Processing	$1,796	$421	$1,237	$5	$3,459
Hardware, print and card production	257	19	258	—	534
Professional services	6	119	76	—	201
Software maintenance	—	128	9	—	137
License and termination fees	10	46	72	—	128
Output Solutions postage	—	—	—	263	263
Other	37	62	52	—	151
Total Revenue	$2,106	$795	$1,704	$268	$4,873

Three Months Ended September 30, 2022
Processing	$1,586	$407	$1,218	$6	$3,217
Hardware, print and card production	254	9	271	—	534
Professional services	5	119	74	—	198
Software maintenance	—	138	7	—	145
License and termination fees	15	36	19	—	70
Output Solutions postage	—	—	—	251	251
Other	18	57	28	—	103
Total Revenue	$1,878	$766	$1,617	$257	$4,518

(In millions)	Reportable Segments
Type of Revenue	Acceptance	Fintech	Payments	Corporate and Other	Total
Nine Months Ended September 30, 2023
Processing	$5,122	$1,251	$3,637	$18	$10,028
Hardware, print and card production	744	42	814	—	1,600
Professional services	16	348	224	—	588
Software maintenance	—	403	28	—	431
License and termination fees	31	145	145	—	321
Output Solutions postage	—	—	—	791	791
Other	105	182	130	—	417
Total Revenue	$6,018	$2,371	$4,978	$809	$14,176

Nine Months Ended September 30, 2022
Processing	$4,649	$1,210	$3,486	$18	$9,363
Hardware, print and card production	694	28	744	—	1,466
Professional services	15	366	203	—	584
Software maintenance	—	415	18	—	433
License and termination fees	43	152	79	—	274
Output Solutions postage	—	—	—	712	712
Other	31	176	67	—	274
Total Revenue	$5,432	$2,347	$4,597	$730	$13,106
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	September 30, 2023	December 31, 2022
Contract assets	$602	$551
Contract liabilities	852	860
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized where payment is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $539 million of revenue during the nine months ended September 30, 2023 that was included in the contract liabilities balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at September 30, 2023:

(In millions)
Year Ending December 31,
Remainder of 2023	$603
2024	2,226
2025	1,744
2026	1,206
Thereafter	1,643
The Company applies the optional exemption under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and does not disclose information about remaining performance obligations for account- and transaction-based processing fees that qualify for recognition under the as-invoiced practical expedient. These multi-year contracts contain variable consideration for stand-ready performance obligations for which the exact quantity and mix of transactions to be processed are contingent upon the customer’s request. The Company also applies the optional exemptions under ASC 606 and does not disclose information for variable consideration that is a sales- or usage-based royalty promised in exchange for a license of intellectual property or that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service in a series. The amounts disclosed above as remaining performance obligations consist primarily of fixed or monthly minimum processing fees and maintenance fees under contracts with an original expected duration of greater than one year.
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
During the nine months ended September 30, 2023, the Company identified and recorded measurement period adjustments to the preliminary Merchant One purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $61 million and a corresponding decrease in identifiable intangible assets, including customer relationships. Such measurement period adjustments did not have a material impact on the Company’s consolidated statement of income. The allocation of the purchase price was finalized in the second quarter of 2023 and resulted in the recognition of identifiable intangible assets of $118 million, goodwill of $179 million and other net assets of $6 million. Goodwill, which is deductible for tax purposes, is primarily attributed to the anticipated value created by expanding the reach of the Clover® cloud-based POS and business management platform, and select value-added services that enable the Company to deliver new and innovative capabilities to Merchant One’s clients.

The amounts allocated to identifiable intangible assets are as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Residual buyouts	$83	9 years
Customer relationships	35	10 years
Total	$118	9 years
Acquisition of Finxact

On April 1, 2022, the Company acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector, for $645 million, net of $27 million of acquired cash. The Company previously held a noncontrolling equity interest in Finxact, which was accounted for under the equity method. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $110 million, included within income from investments in unconsolidated affiliates in the consolidated statement of income during the nine months ended September 30, 2022. Finxact is included within the Fintech segment and advances the Company’s digital banking strategy, expanding its account processing, digital, and payments solutions.

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
Other Acquisitions
On December 29, 2022, the Company acquired OrangeData S.A. (“Yacaré”), an Argentina-based payment service provider that enables customers to transact at merchant locations using QR codes. Yacaré is included within the Acceptance segment and enhances the Company’s instant payment transaction capabilities. On September 1, 2022, the Company acquired NexTable, Inc. (“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands the Company’s end-to-end restaurant solutions. On June 1, 2022, the Company acquired The LR2 Group, LLC (“City POS”), an independent sales organization that promotes payment processing services and facilitates the sale of POS equipment for merchants. City POS is included within the Acceptance segment and expands the Company’s merchant services business. The Company acquired these businesses for an aggregate purchase price of $44 million, including earn-out provisions estimated at a fair value of $6 million (see Note 8). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets of $23 million, goodwill of $22 million and other net assumed liabilities of $1 million. The purchase price allocations for the CityPOS and NexTable acquisitions were finalized in the third and fourth quarters of 2022, respectively. The purchase price allocation for the Yacaré acquisition was finalized in the second quarter of 2023. Measurement period adjustments did not have a material impact on the Company’s consolidated statements of income. Goodwill for these acquisitions, of which $17 million is deductible for tax purposes, is primarily attributed to the value created by expanding the reach of the Company’s payment solutions and enhancing omnichannel capabilities.

The amounts allocated to identifiable intangible assets for other acquisitions acquired in 2022 were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$12	7 years
Customer relationships	11	10 years
Total	$23	9 years
Dispositions
Disposition of Financial Reconciliation Business
On July 25, 2023, the Company sold its financial reconciliation business, which was reported within the Fintech segment, for cash proceeds of $232 million, subject to final net working capital adjustments. The Company recognized a pre-tax gain of $177 million on the sale, recorded within net (gain) loss on sale of businesses and other assets, with a related tax expense of $49 million recorded within the income tax provision, in the consolidated statement of income during the three months ended September 30, 2023. The pre-tax gain was comprised of the difference between the consideration received and the net carrying amount of the business, including $38 million of allocated goodwill and $13 million of other net assets, primarily consisting of trade accounts receivable and capitalized software.
Disposition of Fiserv Costa Rica and Systems Integration Services

On October 17, 2022, the Company sold Fiserv Costa Rica, S.A. and its Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the U.S. and India, to a single buyer, for an aggregate sales price of $49 million. The Company recognized a pre-tax gain of $44 million on the sales, recorded within net (gain) loss on sale of businesses and other assets, with a related tax expense of $8 million recorded within the income tax provision, in the consolidated statement of income for the year ended December 31, 2022. The Company recognized a pre-tax loss of $3 million, recorded within net (gain) loss on sale of businesses and other assets during the nine months ended September 30, 2023, associated with final working capital adjustments related to the disposition of Fiserv Costa Rica, S.A. Fiserv Costa Rica, S.A. and SIS were reported primarily within the Fintech segment.
Disposition of Korea Operations
On September 30, 2022, the Company sold its Korea operations, which were reported within the Acceptance segment, for total consideration of $50 million, consisting of $43 million in net cash and an equity interest in the buyer of $7 million. The Company recognized a pre-tax loss of $120 million on the sale, recorded within net (gain) loss on sale of businesses and other assets in the consolidated statement of income during the three months ended September 30, 2022. The loss was comprised of the difference between the consideration received and the net carrying amount of the business, including $40 million of allocated goodwill, $48 million of customer relationship net intangible assets and $56 million of accumulated foreign currency translation losses, which were reclassified from accumulated other comprehensive loss.

5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2023
Customer relationships	$14,607	$7,307	$7,300
Acquired software and technology	2,354	1,301	1,053
Trade names	634	339	295
Purchased software	1,113	505	608
Capitalized software and other intangibles	3,194	1,011	2,183
Total	$21,902	$10,463	$11,439

December 31, 2022
Customer relationships	$14,795	$6,371	$8,424
Acquired software and technology	2,510	1,234	1,276
Trade names	633	295	338
Purchased software	1,146	595	551
Capitalized software and other intangibles	2,601	775	1,826
Total	$21,685	$9,270	$12,415
Amortization expense associated with the above identifiable intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Amortization expense	$579	$608	$1,788	$1,854
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
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC (“Sagent”) and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. In March 2022, Sagent completed a transaction with a third party for the contribution from and the sale by such third party to Sagent of certain intangible and tangible personal property rights, resulting in a dilution of the Company’s ownership interest in Sagent. As a result of the transaction, the Company recognized a net pre-tax gain of $80 million within (loss) income from investments in unconsolidated affiliates, with related tax expense of $19 million recorded through the income tax provision, in the consolidated statement of income during the nine months ended September 30, 2022. The Company’s remaining noncontrolling ownership interest in Sagent continues to be accounted for as an equity method investment.
The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at September 30, 2023 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $45 million of aggregate outstanding borrowings on the revolving credit facilities at September 30, 2023. The Company has guaranteed the debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations (see Note 8).

7. Derivatives and Hedging Instruments
In order to limit exposure to risk, the Company maintains derivative instruments with creditworthy institutions to hedge against changing interest rates and foreign currency rate fluctuations. The Company utilizes forward exchange contracts, fixed-to-fixed cross-currency rate swap contracts and other non-derivative hedging instruments to manage such risk. The Company has designated these instruments as cash flow hedges, net investment hedges, or fair value hedges, as further described below. Derivative instruments maintained by the Company are measured on a recurring basis and are recorded at fair value either as an asset or liability in the consolidated balance sheets (see Note 8).
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $396 million and $346 million at September 30, 2023 and December 31, 2022, respectively. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2023, the Company estimates that it will recognize gains of approximately $1 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation (“First Data”) and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecasted interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $119 million and $130 million at September 30, 2023 and December 31, 2022, respectively. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2023, the Company estimates that it will recognize approximately $15 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
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
At September 30, 2023, aggregate notional fixed-to-fixed cross-currency rate swaps of 400 million Euros and 614 million Singapore Dollars have been designated as net investment hedges to hedge a portion of the Company’s net investment in certain subsidiaries whose functional currencies are the Euro and Singapore Dollar.
The Company has also designated certain of its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound. On May 24, 2023, in conjunction with the public offering and issuance of the 4.500% Euro-denominated senior notes due in May 2031 (see Note 10), the Company elected to designate such notes as a net investment hedge and simultaneously de-designated its existing net investment hedge election on its 0.375% Euro-denominated senior notes due in July 2023. To mitigate foreign currency exchange exposure on the 0.375% Euro-denominated senior notes, the Company entered into a forward exchange contract, not designated as a hedge, with matching critical terms which settled in July 2023 in conjunction with the maturity of the senior notes.
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
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Cross-currency rate swap contracts	$4	$2	$(3)	$2
Foreign currency-denominated debt	123	265	9	513
The Company recorded income tax impacts of $(42) million and $(89) million during the three months ended September 30, 2023 and 2022, respectively, and $(2) million and $(172) million during the nine months ended September 30, 2023 and 2022, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, commercial paper notes and cross-currency rate swap contracts.
Fair Value Hedge
The Company maintains a fixed-to-fixed cross-currency rate swap contract of 525 million notional British Pounds, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes due in July 2025. Changes in the fair value of the cross-currency rate swap, along with the offsetting changes in the fair value of the senior notes, attributable to fluctuations in the British Pound/U.S. dollar spot rates are recognized in other expense, net within the consolidated statements of income.
8. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 7) are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated using the present value of a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	September 30, 2023	December 31, 2022
Assets
Forward exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	Level 2	$1	$—
Liabilities
Cross-currency rate swap contract designated as fair value hedge	Other long-term liabilities	Level 2	$24	$—
Forward exchange contracts designated as cash flow hedges	Accounts payable and accrued expenses	Level 2	—	7
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	—	1
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	27	23
Contingent consideration	Accounts payable and accrued expenses	Level 3	2	6
Contingent consideration	Other long-term liabilities	Level 3	2	2
Contingent debt guarantee	Other long-term liabilities	Level 3	21	21

Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, term loan credit agreement, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $20.7 billion and $19.2 billion at September 30, 2023 and December 31, 2022, respectively, and the carrying value was $22.3 billion and $20.6 billion at September 30, 2023 and December 31, 2022, respectively.
Debt Guarantee Arrangements
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures (see Note 6), which are reported within other long-term liabilities in the consolidated balance sheets. In April 2022, the Lending Joint Ventures amended their respective term loans and revolving credit facilities, increasing aggregate borrowing capacity by $75 million and extending the maturities to April 2027. The Company elected to guarantee this incremental indebtedness, resulting in aggregate guarantees of $520 million. The Company is entitled to receive a defined fee in exchange for its incremental guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $33 million and $40 million approximates the fair value at September 30, 2023 and December 31, 2022, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $2 million for each of the three months ended September 30, 2023 and 2022, and $7 million and $8 million during the nine months ended September 30, 2023 and 2022, respectively, within other expense, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the joint ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use (“ROU”) assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Trade accounts payable	$441	$652
Client deposits	894	871
Accrued compensation and benefits	287	279
Accrued taxes	241	432
Accrued interest	196	216
Accrued payment network fees	226	219
Operating lease liabilities	115	124
Accrued professional fees	103	108
Other accrued expenses	1,087	982
Total	$3,590	$3,883

10. Debt
The Company’s debt consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Short-term and current maturities of long-term debt:
Foreign lines of credit	$369	$198
Finance lease and other financing obligations	280	270
Total short-term and current maturities of long-term debt	$649	$468

Long-term debt:
0.375% senior notes due July 2023 (Euro-denominated)	$—	$531
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	637	632
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	525	531
5.450% senior notes due March 2028	900	—
5.375% senior notes due August 2028	700	—
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	525	531
4.500% senior notes due May 2031 (Euro-denominated)	840	—
3.000% senior notes due July 2031 (British Pound-denominated)	637	632
5.600% senior notes due March 2033	900	—
5.625% senior notes due August 2033	1,300	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	—	2,329
Euro commercial paper notes	1,249	1,210
Revolving credit facility	—	35
Term loan facility	—	200
Unamortized discount and deferred financing costs	(151)	(120)
Finance lease and other financing obligations	695	539
Total long-term debt	$22,657	$20,950
The Company was in compliance with all financial debt covenants during the nine months ended September 30, 2023.
Senior Notes
On August 21, 2023, the Company completed the public offering and issuance of $2.0 billion of senior notes, comprised of $700 million aggregate principal amount of 5.375% senior notes due in August 2028 and $1.3 billion aggregate principal amount of 5.625% senior notes due in August 2033. Interest on these senior notes is paid semi-annually. The Company used the net proceeds from these senior notes offerings for general corporate purposes, including the repayment of U.S. dollar commercial paper notes, share repurchases and, in October 2023, the repayment of its 3.800% senior notes.
On May 24, 2023, the Company completed the public offering and issuance of 800 million Euros aggregate principal amount of 4.500% senior notes due in May 2031. Interest on these senior notes is paid annually. The Company used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of U.S. dollar commercial paper notes and, in July 2023, the repayment of its 0.375% Euro-denominated senior notes.

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
At September 30, 2023, the 3.800% senior notes due in October 2023 and 2.750% senior notes due in July 2024 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance or has subsequently refinanced this debt on a long-term basis and the ability to do so under its revolving credit facility.
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
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. There were no outstanding borrowings under the U.S. dollar program at September 30, 2023. Outstanding borrowings under the U.S. dollar program were $2.3 billion at December 31, 2022, with a weighted average interest rate of 4.818%. Outstanding borrowings under the Euro program were $1.2 billion at both September 30, 2023 and December 31, 2022, with weighted average interest rates of 3.880% and 1.918%, respectively. The Company intends to maintain available capacity under its revolving credit facility in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable rate based on a Secured Overnight Financing Rate (SOFR), or a base rate in the case of U.S. dollar borrowings, in each case, plus a specified margin based on the Company’s long-term debt rating in effect from time to time (6.450% at September 30, 2023).
Foreign Lines of Credit
The Company maintains certain short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund settlement activity associated with operations in Latin America. The Company entered into an annually renewable term loan facility, which was fully funded in April 2023, to fund settlement advance cash payments in Brazil. This term loan has a notional value of 514 million Brazilian real ($102 million USD equivalent) at September 30, 2023 that matures in April 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin of 1.70% per annum.
The following table provides a summary of the outstanding borrowings and weighted average interest rates of the Company’s foreign lines of credit and other borrowing arrangements by country at September 30, 2023 and December 31, 2022:

	Outstanding Borrowings (in millions)		Weighted-Average Interest Rate
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Argentina	$151	$68	99.417%	69.791%
Brazil	119	61	14.978%	16.254%
Uruguay	88	34	11.896%	12.188%
Other	11	35	—%	0.994%
Total	$369	$198	48.428%	30.578%

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
11. Redeemable Noncontrolling Interests
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
In 2021, the Company and a joint venture minority partner mutually agreed to terminate one of the Company’s merchant alliance joint ventures effective March 2022. In conjunction with the termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture. The Company received proceeds of $175 million from the sale of such merchant contracts of the joint venture, resulting in the recognition of a pre-tax gain of $147 million within net (gain) loss on sale of businesses and other assets, with related tax expense of $9 million recorded through the income tax provision, in the consolidated statement of income during the nine months ended September 30, 2022.
The following table presents a summary of the redeemable noncontrolling interests activity during the nine months ended September 30:

(In millions)	2023	2022
Balance at beginning of period	$161	$278
Distributions paid to redeemable noncontrolling interests	(19)	(28)
Share of income	19	22
Derecognition of redeemable noncontrolling interest	—	(111)
Balance at end of period	$161	$161

12. Equity
The following tables provide changes in equity during the three and nine months ended September 30, 2023 and 2022:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended September 30, 2023	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	784	173	$8	$22,988	$(900)	$18,622	$(10,727)	$725	$30,716
Net income (1)						952		11	963
Distributions paid to noncontrolling interests (2)								(2)	(2)
Acquisition of noncontrolling interest of consolidated subsidiary (3)				6				(65)	(59)
Other comprehensive loss					(266)			(17)	(283)
Share-based compensation				76					76
Shares issued under stock plans				(14)			19		5
Purchases of treasury stock		9					(1,191)		(1,191)
Balance at September 30, 2023	784	182	$8	$23,056	$(1,166)	$19,574	$(11,899)	$652	$30,225
(1)The total net income presented in equity for the three months ended September 30, 2023 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $6 million not included in equity.
(2)The total distributions presented in equity for the three months ended September 30, 2023 excludes $6 million in distributions paid to redeemable noncontrolling interests not included in equity.
(3)The Company acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, during the three months ended September 30, 2023. The Company previously held a majority controlling financial interest in this consolidated subsidiary.

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

	Fiserv, Inc. Shareholders’ Equity

Nine Months Ended September 30, 2023	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	784	154	$8	$23,011	$(1,189)	$17,376	$(8,378)	$699	$31,527
Net income (1)						2,198		23	2,221
Distributions paid to noncontrolling interests (2)								(3)	(3)
Acquisition of noncontrolling interest of consolidated subsidiary (3)				6				(65)	(59)
Other comprehensive income (loss)					23			(2)	21
Share-based compensation				275					275
Shares issued under stock plans		(3)		(236)			163		(73)
Purchases of treasury stock		31					(3,684)		(3,684)
Balance at September 30, 2023	784	182	$8	$23,056	$(1,166)	$19,574	$(11,899)	$652	$30,225
(1)The total net income presented in equity for the nine months ended September 30, 2023 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interests of $19 million not included in equity.
(2)The total distributions presented in equity for the nine months ended September 30, 2023 excludes $19 million in distributions paid to redeemable noncontrolling interests not included in equity.
(3)The Company acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, during the nine months ended September 30, 2023. The Company previously held a majority controlling financial interest in this consolidated subsidiary.

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

13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended September 30, 2023
Balance at June 30, 2023	$(91)	$(789)	$(20)	$(900)
Other comprehensive income (loss) before reclassifications	5	(286)	—	(281)
Amounts reclassified from accumulated other comprehensive loss	5	10	—	15
Net current-period other comprehensive loss	10	(276)	—	(266)
Balance at September 30, 2023	$(81)	$(1,065)	$(20)	$(1,166)

Three Months Ended September 30, 2022
Balance at June 30, 2022	$(107)	$(933)	$35	$(1,005)
Other comprehensive income (loss) before reclassifications	(4)	(591)	1	(594)
Amounts reclassified from accumulated other comprehensive loss	4	56	—	60
Net current-period other comprehensive loss	—	(535)	1	(534)
Balance at September 30, 2022	$(107)	$(1,468)	$36	$(1,539)

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(103)	$(1,064)	$(22)	$(1,189)
Other comprehensive income (loss) before reclassifications	11	(11)	2	2
Amounts reclassified from accumulated other comprehensive loss	11	10	—	21
Net current-period other comprehensive income	22	(1)	2	23
Balance at September 30, 2023	$(81)	$(1,065)	$(20)	$(1,166)

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$(107)	$(676)	$38	$(745)
Other comprehensive loss before reclassifications	(11)	(848)	(2)	(861)
Amounts reclassified from accumulated other comprehensive loss	11	56	—	67
Net current-period other comprehensive loss	—	(792)	(2)	(794)
Balance at September 30, 2022	$(107)	$(1,468)	$36	$(1,539)
14. Share-Based Compensation
The Company recognized $76 million and $89 million of share-based compensation expense during the three months ended September 30, 2023 and 2022, respectively, and $275 million and $244 million of share-based compensation expense during the nine months ended September 30, 2023 and 2022, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year, and may also occur throughout the year in conjunction with acquisitions of businesses. At September 30, 2023, the total remaining unrecognized compensation cost for restricted stock units and awards, performance share units, and unvested stock options, net of estimated forfeitures, of $461 million is expected to be recognized over a weighted-average period of 1.9 years.

A summary of restricted stock unit, restricted stock award and performance share unit activity during the nine months ended September 30, 2023 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2022	5,530	$96.88	3,243	$100.93
Granted	2,483	113.32	378	131.31
Forfeited	(328)	101.96	(51)	101.10
Vested	(2,101)	99.10	(104)	101.11
Units and awards - September 30, 2023	5,584	$103.03	3,466	$103.97
A summary of stock option activity during the nine months ended September 30, 2023 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2022	6,336	$62.91
Granted	—	—
Forfeited	(32)	112.83
Exercised	(1,995)	45.08
Stock options outstanding - September 30, 2023	4,309	$70.80	3.86	$182
Stock options exercisable - September 30, 2023	4,006	$67.67	3.65	$181
15. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Income tax provision	$239	$147	$544	$382
Effective income tax rate	19.8%	22.5%	19.5%	19.7%
The income tax provision as a percentage of income before income taxes and (loss) income from investments in unconsolidated affiliates was 19.8% and 22.5% for the three months ended September 30, 2023 and 2022, respectively, and 19.5% and 19.7% for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, the effective income tax rate included tax benefits from subsidiary restructurings and the purchase of transferable renewable energy tax credits.
The effective income tax rate for both the nine months ended September 30, 2023 and 2022 included discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for the nine months ended September 30, 2023 also included tax benefits from the purchase of transferable renewable energy tax credits.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $84 million at September 30, 2023. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $7 million over the next twelve months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of September 30, 2023, the Company’s U.S. federal income tax return for 2022, and tax returns in certain states and foreign jurisdictions for 2015 through 2022, remain subject to examination by taxing authorities.

16. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	606.2	639.6	616.2	645.2
Common stock equivalents	4.1	5.4	4.1	5.8
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	610.3	645.0	620.3	651.0

For the three months ended September 30, 2023 and 2022, stock options for 0.1 million and 1.6 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the nine months ended September 30, 2023 and 2022, stock options for 0.9 million and 1.8 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
17. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Nine Months Ended September 30,
(In millions)	2023	2022
Interest paid	$703	$563
Income taxes paid	966	596
Treasury stock purchases settled after the balance sheet date	6	11
Distribution of nonmonetary assets (see Note 11)	—	111
Software obtained under financing arrangements	175	59
Right-of-use assets obtained in exchange for lease liabilities - operating leases	69	109
Right-of-use assets obtained in exchange for lease liabilities - finance leases	242	221
18. Commitments and Contingencies
Litigation and Legislative Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained accruals of $29 million and $21 million at September 30, 2023 and December 31, 2022, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $90 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
In June 2023, a Canadian tax law change related to the Goods and Services Tax / Harmonized Sales Tax (GST/HST) treatment of payment card services was enacted. The Company estimated its exposure related to this multi-year retroactive tax law change and recognized a pre-tax expense of $27 million within selling, general and administrative expenses in the consolidated statement of income during the nine months ended September 30, 2023.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.2 billion and $1.7 billion at September 30, 2023 and December 31, 2022, respectively.

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
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $44 million and $47 million for the three months ended September 30, 2023 and 2022, respectively, and $135 million and $140 million for the nine months ended September 30, 2023 and 2022, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $42 million and $43 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures accounted for under the equity method. Amounts transacted through these agreements totaled $1 million and $5 million during the three months ended September 30, 2023 and 2022, respectively, and $4 million and $14 million during the nine months ended September 30, 2023 and 2022, respectively, and were primarily recognized as processing and services revenue in the consolidated statements of income.
Share Repurchase
On August 7, 2023, the Company entered into a stock purchase agreement with ValueAct Capital Master Fund, L.P., an affiliate of which employed a member of the Company’s board of directors, to repurchase 4.1 million shares of the Company’s common stock for $121.98 per share in a privately negotiated transaction for an aggregate purchase price of $500 million. The repurchase was effected pursuant to an existing repurchase authorization for up to 75.0 million shares of the Company’s common stock approved by the Company’s board of directors on February 22, 2023. The share repurchase was completed on August 8, 2023, and the fair value of the repurchased shares of Company common stock was recorded to treasury stock during the three months ended September 30, 2023.

20. Business Segment Information
The Company’s operations are comprised of the Acceptance segment, the Fintech segment and the Payments segment. The businesses in the Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. These solutions include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; Clover®, the Company’s cloud-based POS and integrated commerce operating system for small and mid-sized businesses and independent software vendors; and CaratSM, the Company’s integrated operating system for large businesses. The Company distributes the products and services in the Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of the Company’s other segments.
The businesses in the Fintech segment provide financial institutions around the world with the technology solutions they need to run their operations, including products and services that enable financial institutions to process customer deposit and loan accounts and manage an institution’s general ledger and central information files. As a complement to the core account processing functionality, the Fintech segment businesses also provide digital banking, financial and risk management, professional services and consulting, check processing, and other products and services that support numerous types of financial transactions. Certain of the businesses in the Fintech segment provide products or services to corporate clients to facilitate the management of financial processes and transactions. Many of the products and services offered in the Fintech segment are integrated with products and services provided by the Company’s other segments.
The businesses in the Payments segment provide financial institutions and corporate and public sector clients with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services; a range of network services; security and fraud protection products; and card production and print services. In addition, the Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, electronic billing, and security and fraud protection products. Clients of the Payments segment businesses reflect a wide range of industries around the world, including merchants, distribution partners and financial institution customers in the Company’s other segments.
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

Operating results for each segment were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Three Months Ended September 30, 2023
Processing and services revenue	$1,832	$741	$1,430	$5	$4,008
Product revenue	274	54	274	263	865
Total revenue	$2,106	$795	$1,704	$268	$4,873
Operating income (loss)	$757	$291	$827	$(372)	$1,503

Three Months Ended September 30, 2022
Processing and services revenue	$1,603	$737	$1,333	$5	$3,678
Product revenue	275	29	284	252	840
Total revenue	$1,878	$766	$1,617	$257	$4,518
Operating income (loss)	$610	$261	$738	$(754)	$855

Nine Months Ended September 30, 2023
Processing and services revenue	$5,227	$2,234	$4,126	$18	$11,605
Product revenue	791	137	852	791	2,571
Total revenue	$6,018	$2,371	$4,978	$809	$14,176
Operating income (loss)	$2,037	$856	$2,315	$(1,640)	$3,568

Nine Months Ended September 30, 2022
Processing and services revenue	$4,681	$2,232	$3,810	$15	$10,738
Product revenue	751	115	787	715	2,368
Total revenue	$5,432	$2,347	$4,597	$730	$13,106
Operating income (loss)	$1,673	$817	$2,018	$(1,947)	$2,561

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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2023 to the comparable period in 2022.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at September 30, 2023.
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
The businesses in our Fintech segment provide financial institutions around the world with the technology solutions they need to run their operations, including products and services that enable financial institutions to process customer deposit and loan accounts and manage an institution's general ledger and central information files. As a complement to the core account processing functionality, the Fintech segment businesses also provide digital banking, financial and risk management, professional services and consulting, check processing, and other products and services that support numerous types of financial transactions. Certain of the businesses in the Fintech segment provide products or services to corporate clients to facilitate the management of financial processes and transactions. Many of the products and services offered in the Fintech segment are integrated with products and services provided by our other segments.
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
Acquisitions of Businesses
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

(“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands our end-to-end restaurant solutions. On June 1, 2022, we acquired The LR2 Group, LLC (“City POS”), an ISO that promotes payment processing services and facilitates the sale of POS equipment for merchants. City POS is included within the Acceptance segment and expands our merchant services business. On April 1, 2022, we acquired the remaining majority controlling ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector. Finxact is included within the Fintech segment and advances our digital banking strategy, expanding our account processing, digital, and payments solutions. We acquired these businesses in 2022 for an aggregate purchase price of $994 million, net of $28 million of acquired cash, and including earn-out provisions estimated at a fair value of $6 million.
Dispositions of Businesses
On July 25, 2023, we sold our financial reconciliation business, which was reported within the Fintech segment, for cash proceeds of $232 million, subject to final net working capital adjustments. We recognized a pre-tax gain of $177 million on the sale during the three months ended September 30, 2023.
On October 17, 2022, we sold Fiserv Costa Rica, S.A. and our Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the United States (“U.S.”) and India, to a single buyer. Fiserv Costa Rica, S.A. and SIS were reported primarily within the Fintech segment. On September 30, 2022, we sold our Korea operations, which were reported within the Acceptance segment. We sold these operations in 2022 for total consideration of $99 million and recognized an aggregate net pre-tax loss on the sales of $76 million. During the first nine months of 2023, we recognized a pre-tax loss of $3 million associated with final working capital adjustments related to the disposition of Fiserv Costa Rica, S.A.
Other Transactions
On September 25, 2023, we acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, for $56 million. We previously held a majority controlling financial interest in this subsidiary, which continues to be consolidated and reported within the Acceptance segment.
Effective March 2022, we mutually agreed with a minority partner to terminate one of our merchant alliance joint ventures. In conjunction with such termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture for $175 million, resulting in the recognition of a pre-tax gain of $147 million during the first nine months of 2022.
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
Additionally, there are numerous software-as-a-service (“SaaS”) solution providers in the industry, many of which have chosen to integrate merchant acquiring into their software as a way to generate revenue from existing client relationships. Such providers are typically referred to as ISVs, and we believe there are thousands of these potential distribution partnership opportunities available to us.
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

Financial Institutions and Other Financial Technology Providers
Financial services providers regularly introduce and implement new payment, deposit, risk management, lending and investment products, and the distinctions among the products and services traditionally offered by different types of financial institutions and other financial technology providers continue to narrow as they seek to serve the same customers. At the same time, the evolving global regulatory and cybersecurity landscape has continued to create a challenging operating environment for financial institutions. These conditions are driving heightened interest in solutions that help financial institutions win and retain customers, generate revenue, comply with regulations and enhance operating efficiency. In addition, the focus on the customer experience, including through mobile and online engagement, by both financial institutions and their customers, as well as the growing volume and types of payment transactions in the marketplace, continues to elevate the data and transaction processing needs of financial institutions.
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
Recent Market Conditions
Global macroeconomic conditions, including rising interest rates, inflation, bank failures, disruptions in the global supply chain, the effects of international hostilities and regulations restricting trade or impacting our ability to offer products or services, could have a material adverse effect on our business, results of operations and financial condition. While recent bank failures created uncertainty in the global financial markets, they did not have a material impact on our operating results. However, future bank failures could impact our receivable collections and cash flows or affect our ability to find merchant alliance partners. In addition, in recent years, we have observed increased shortages and delays in the global supply chain for components and inputs necessary to our businesses, such as semiconductors, paper and plastic, and may experience difficulty procuring those components and inputs in the future on a timely basis or at historical prices. We continue to monitor and actively manage our business in response to these unpredictable geopolitical and market conditions, as they may adversely impact our operations and financial results.
In addition, our operating results in certain foreign countries in which we operate may be adversely impacted by fluctuations in exchange rates for currencies other than the U.S. dollar, including the Euro, British pound sterling and Argentine peso. The strengthening of the U.S. dollar against certain foreign currencies in countries in which we operate would negatively impact our revenue and earnings. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. While the majority of our revenue is earned domestically, we continually monitor the foreign exchange rate environment in an effort to manage these risks.
Changes in Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2022, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. For example, we estimate the fair values of identifiable assets acquired and liabilities assumed in connection with acquisitions and may record purchase accounting adjustments during the measurement period, which may be up to one year from the acquisition date. Additionally, we review the carrying value of goodwill for impairment by comparing the estimated fair value of our reporting units to their carrying values. Determining the fair value of a reporting unit involves judgement and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

	Three Months Ended September 30,
	2023	2022	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2023	2022	$	%
Revenue:
Processing and services	$4,008	$3,678	82.2%	81.4%	$330	9%
Product	865	840	17.8%	18.6%	25	3%
Total revenue	4,873	4,518	100.0%	100.0%	355	8%
Expenses:
Cost of processing and services	1,311	1,443	32.7%	39.2%	(132)	(9)%
Cost of product	583	553	67.4%	65.8%	30	5%
Sub-total	1,894	1,996	38.9%	44.2%	(102)	(5)%
Selling, general and administrative	1,652	1,547	33.9%	34.2%	105	7%
Net (gain) loss on sale of businesses and other assets	(176)	120	(3.6)%	2.7%	(296)	n/m
Total expenses	3,370	3,663	69.2%	81.1%	(293)	(8)%
Operating income	1,503	855	30.8%	18.9%	648	76%
Interest expense, net	(258)	(190)	(5.3)%	(4.2)%	68	36%
Other expense, net	(35)	(13)	(0.7)%	(0.3)%	22	n/m
Income before income taxes and loss from investments in unconsolidated affiliates	1,210	652	24.8%	14.4%	558	86%
Income tax provision	(239)	(147)	(4.9)%	(3.3)%	92	63%
Loss from investments in unconsolidated affiliates	(2)	(12)	—%	(0.3)%	(10)	(83)%
Net income	969	493	19.9%	10.9%	476	97%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	17	12	0.3%	0.3%	5	42%
Net income attributable to Fiserv, Inc.	$952	$481	19.5%	10.6%	$471	98%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Nine Months Ended September 30,
	2023	2022	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2023	2022	$	%
Revenue:
Processing and services	$11,605	$10,738	81.9%	81.9%	$867	8%
Product	2,571	2,368	18.1%	18.1%	203	9%
Total revenue	14,176	13,106	100.0%	100.0%	1,070	8%
Expenses:
Cost of processing and services	4,067	4,381	35.0%	40.8%	(314)	(7)%
Cost of product	1,761	1,631	68.5%	68.9%	130	8%
Sub-total	5,828	6,012	41.1%	45.9%	(184)	(3)%
Selling, general and administrative	4,952	4,560	34.9%	34.8%	392	9%
Net gain on sale of businesses and other assets	(172)	(27)	(1.2)%	(0.2)%	(145)	n/m
Total expenses	10,608	10,545	74.8%	80.5%	63	1%
Operating income	3,568	2,561	25.2%	19.5%	1,007	39%
Interest expense, net	(692)	(534)	(4.9)%	(4.1)%	158	30%
Other expense, net	(81)	(83)	(0.6)%	(0.6)%	(2)	(2)%
Income before income taxes and (loss) income from investments in unconsolidated affiliates	2,795	1,944	19.7%	14.8%	851	44%
Income tax provision	(544)	(382)	(3.8)%	(2.9)%	162	42%
(Loss) income from investments in unconsolidated affiliates	(11)	222	(0.1)%	1.7%	(233)	n/m
Net income	2,240	1,784	15.8%	13.6%	456	26%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	42	36	0.3%	0.3%	6	17%
Net income attributable to Fiserv, Inc.	$2,198	$1,748	15.5%	13.3%	$450	26%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended September 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2023	$2,106		$795		$1,704		$268	$4,873
2022	1,878		766		1,617		257	4,518
Revenue growth	$228		$29		$87		$11	$355
Revenue growth percentage	12%		4%		5%			8%
Operating income (loss):
2023	$757		$291		$827		$(372)	$1,503
2022	610		261		738		(754)	855
Operating income growth	$147		$30		$89		$382	$648
Operating income growth percentage	24%		11%		12%			76%
Operating margin:
2023	35.9%		36.7%		48.5%			30.8%
2022	32.4%		34.1%		45.6%			18.9%
Operating margin growth (1)	350	bps	260	bps	290	bps		1,190	bps
(1)Represents the basis point growth in operating margin.

	Nine Months Ended September 30,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2023	$6,018		$2,371		$4,978		$809	$14,176
2022	5,432		2,347		4,597		730	13,106
Revenue growth	$586		$24		$381		$79	$1,070
Revenue growth percentage	11%		1%		8%			8%
Operating income (loss):
2023	$2,037		$856		$2,315		$(1,640)	$3,568
2022	1,673		817		2,018		(1,947)	2,561
Operating income growth	$364		$39		$297		$307	$1,007
Operating income growth percentage	22%		5%		15%			39%
Operating margin:
2023	33.8%		36.1%		46.5%			25.2%
2022	30.8%		34.8%		43.9%			19.5%
Operating margin growth (1)	300	bps	130	bps	260	bps		570	bps

(1)Represents the basis point growth in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $355 million, or 8%, in the third quarter of 2023 and $1,070 million, or 8%, in the first nine months of 2023 compared to 2022. The revenue increase was primarily driven by higher global processing revenue, partially offset by a 4% and 3% decrease due to foreign currency exchange rate fluctuations in the third quarter and first nine months of 2023, respectively.
Revenue in our Acceptance segment increased $228 million, or 12%, in the third quarter of 2023 and $586 million, or 11%, in the first nine months of 2023 compared to 2022. The revenue increase in both the third quarter and first nine months of 2023 was driven by higher global merchant acquiring payment volumes, primarily within our international operations. The revenue increase also includes contributions from our Clover and Carat operating systems and the expansion of our merchant relationships through value-added services. Acceptance segment revenue growth was partially offset by an 8% and 6% decrease due to foreign currency exchange rate fluctuations in the third quarter and first nine months of 2023, respectively.
Revenue in our Fintech segment increased $29 million, or 4%, in the third quarter of 2023 and $24 million, or 1%, in the first nine months of 2023 compared to 2022. The revenue increase was primarily driven by higher processing revenue of 2% in both the third quarter and first nine months of 2023. Additionally, an increase in license revenue contributed 2% to Fintech segment revenue growth in the third quarter of 2023, while a decrease in termination fee revenue slightly offset growth in the first nine months of 2023.
Revenue in our Payments segment increased $87 million, or 5%, in the third quarter of 2023 and $381 million, or 8%, in the first nine months of 2023 compared to 2022. In the third quarter and first nine months of 2023, our debit processing business contributed 1% and 2%, respectively, to Payments segment revenue growth, primarily driven by an increase in debit transactions. Our credit processing businesses contributed 1% to Payments segment revenue growth in both the third quarter and first nine months of 2023, primarily driven by an increase in active accounts. Our Zelle® business also contributed 1% to Payments segment revenue growth in both the third quarter and first nine months of 2023, driven by an increase in transactions. Additionally, Payments segment revenue growth includes an increase in termination fee revenue in the third quarter and first nine months of 2023.
Revenue at Corporate and Other increased $11 million, or 4%, in the third quarter of 2023 and $79 million, or 11%, in the first nine months of 2023 compared to 2022, primarily due to increased postage revenue.
Total Expenses
Total expenses decreased $293 million, or 8%, in the third quarter of 2023 and increased $63 million, or 1%, in the first nine months of 2023 compared to 2022. Total expenses as a percentage of total revenue decreased 1,190 basis points to 69.2% in the third quarter of 2023 and decreased 570 basis points to 74.8% in the first nine months of 2023 compared to 2022. Total expenses as a percentage of total revenue were favorably impacted in the third quarter and first nine months of 2023 by a reduction in amortization of acquisition-related intangible assets of approximately 110 basis points and 100 basis points in the third quarter and first nine months of 2023, respectively. Total expenses as a percentage of total revenue were also favorably impacted by operating leverage and a reduction in severance costs of approximately 30 basis points and 50 basis points in the third quarter and first nine months of 2023, respectively. The third quarter of 2023 also includes a $177 million pre-tax gain on the sale of our financial reconciliation business.
Cost of processing and services as a percentage of processing and services revenue decreased to 32.7% in the third quarter of 2023 compared to 39.2% in the third quarter of 2022 and decreased to 35.0% in the first nine months of 2023 compared to 40.8% in the first nine months of 2022. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by strong operating leverage accompanying scalable revenue growth and expense management initiatives.
Cost of product as a percentage of product revenue increased to 67.4% in the third quarter of 2023 compared to 65.8% in the third quarter of 2022 and decreased slightly to 68.5% in the first nine months of 2023 compared to 68.9% in the first nine months of 2022. The cost of product as a percentage of product revenue in the third quarter of 2023 was impacted by revenue mix, including license fee and hardware revenue.
Selling, general and administrative expenses as a percentage of total revenue decreased to 33.9% in the third quarter of 2023 compared to 34.2% in the third quarter of 2022 and increased slightly to 34.9% in the first nine months of 2023 compared to 34.8% in the first nine months of 2022. Selling, general and administrative expenses as a percentage of total revenue includes a reduction in amortization of acquisition-related intangible assets of approximately 90 basis points in both the third quarter and first nine months of 2023. Selling, general and administrative expenses as a percentage of total revenue also includes a reduction of acquisition and integration related expenses of approximately 50 basis points in the third quarter of 2023. This impact was offset by an increase in personnel costs, including share-based compensation in both the third quarter and first nine months of 2023.
The net gain on sale of businesses and other assets in the third quarter and first nine months of 2023 includes a $177 million pre-tax gain from the sale of our financial reconciliation business. The third quarter of 2022 included a $120 million pre-tax loss from the sale of our Korea operations, offset by a $147 million pre-tax gain from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures in the first nine months of 2022.
Operating Income and Operating Margin
Total operating income increased $648 million, or 76%, in the third quarter of 2023 and increased $1,007 million, or 39%, in the first nine months of 2023 compared to 2022. Total operating margin increased 1,190 basis points to 30.8% in the third quarter of 2023 and increased 570 basis points to 25.2% in the first nine months of 2023 compared to 2022. Total operating income and total operating margin benefited from scalable revenue growth in the third quarter and first nine months of 2023, along with a reduction in amortization of acquisition related intangible assets and severance costs. Total operating margin in the third quarter and first nine months of 2023 was also favorably impacted by a $177 million pre-tax gain from the sale of our financial reconciliation business.
Operating income in our Acceptance segment increased $147 million, or 24%, in the third quarter of 2023 and increased $364 million, or 22%, in the first nine months of 2023 compared to 2022. Operating margin increased 350 basis points to 35.9% in the third quarter of 2023 and 300 basis points to 33.8% in the first nine months of 2023 compared to 2022. Operating income and operating margin growth in our Acceptance segment was primarily due to operating leverage.
Operating income in our Fintech segment increased $30 million, or 11%, in the third quarter of 2023 and increased $39 million, or 5%, in the first nine months of 2023 compared to 2022. Operating margin increased 260 basis points to 36.7% in the third quarter of 2023 and increased 130 basis points to 36.1% in the first nine months of 2023 compared to 2022. Operating income and operating margin growth in our Fintech segment was primarily due to operating leverage and expense management initiatives. Fintech segment operating income and operating margin were also favorably impacted from an increase in license fee revenue in the third quarter of 2023.
Operating income in our Payments segment increased $89 million, or 12%, in the third quarter of 2023 and increased $297 million, or 15%, in the first nine months of 2023 compared to 2022. Operating margin increased 290 basis points to 48.5% in the third quarter of 2023 and increased 260 basis points to 46.5% in the first nine months of 2023 compared to 2022. Payments segment operating income and operating margin growth in the third quarter and first nine months of 2023 was primarily due to scalable revenue growth from our debit and credit processing businesses. Operating income and operating margin growth in our Payments segment was also favorably impacted by an increase in termination fee revenue in the third quarter and first nine months of 2023.

The operating loss in Corporate and Other decreased $382 million in the third quarter of 2023 and decreased $307 million in the first nine months of 2023 compared to 2022. The operating loss in the third quarter and first nine months of 2023 included a $177 million pre-tax gain on the sale of our financial reconciliation business. The operating loss in the third quarter of 2022 included a $120 million pre-tax loss from the sale of our Korea operations, offset by a $147 million pre-tax gain from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures in the first nine months of 2022. The operating loss in the third quarter and first nine months of 2023 was also favorably impacted by a reduction of $54 million and $143 million in amortization of acquisition related intangible assets, respectively. The operating loss was also favorably impacted by a reduction of $20 million and $82 million in severance costs in the third quarter and first nine months of 2023, respectively.
Interest Expense, Net
Interest expense, net increased $68 million, or 36%, in the third quarter of 2023 compared to 2022 and $158 million, or 30%, in the first nine months of 2023 compared to 2022 due to our public offering and issuance of $1.8 billion, 800 million Euros and $2.0 billion of higher fixed-rate senior notes in March 2023, May 2023 and August 2023, respectively, as well as increased variable rate borrowings associated with our settlement advance cash program in Latin America.
Other Expense, Net
Other expense, net increased $22 million in the third quarter of 2023 compared to 2022 and decreased $2 million in the first nine months of 2023 compared to 2022. Other expense, net includes foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Net foreign currency transaction losses increased $23 million and $55 million in the third quarter and first nine months of 2023, respectively, primarily related to Argentina. Other expense, net in the first nine months of 2022 included net pre-tax expense of $57 million associated with joint venture debt guarantees.
Income Tax Provision
Income tax provision as a percentage of income before income taxes and (loss) income from investments in unconsolidated affiliates was 19.8% and 22.5% for the three months ended September 30, 2023 and 2022, respectively, and was 19.5% and 19.7% for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, the effective income tax rate included tax benefits from subsidiary restructurings and the purchase of transferable renewable energy tax credits.
The effective income tax rate for both the nine months ended September 30, 2023 and 2022 included discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for the nine months ended September 30, 2023 also included tax benefits from the purchase of transferable renewable energy tax credits.
(Loss) Income from Investments in Unconsolidated Affiliates
Our share of net (loss) income from unconsolidated affiliates accounted for using the equity method is reported as (loss) income from investments in unconsolidated affiliates, and the related tax expense is reported within the income tax provision in the consolidated statements of income. (Loss) income from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $(2) million and $(12) million in the third quarter of 2023 and 2022, respectively, and $(11) million and $222 million in the first nine months of 2023 and 2022, respectively. Loss from investments in unconsolidated affiliates in the third quarter of 2022 included our share of expenses associated with debt refinancing activities at our unconsolidated affiliates. Income from investments in unconsolidated affiliates in the first nine months of 2022 included pre-tax net gains totaling $209 million, primarily related to the acquisition-date fair value remeasurement of our previously held equity interest in Finxact of $110 million, as well as $80 million resulting from the dilution of our ownership interest in conjunction with the Sagent M&C, LLC transaction with a third party.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $17 million and $12 million in the third quarter of 2023 and 2022, respectively, and $42 million and $36 million in the first nine months of 2023 and 2022, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.56 and $0.75 in the third quarter of 2023 and 2022, respectively, and was $3.54 and $2.68 in the first nine months of 2023 and 2022, respectively. Net income attributable to Fiserv, Inc. per share-diluted in the third quarter and first nine months of 2023 includes a $177 million pre-tax gain related to the sale of our financial reconciliation business. Net income attributable to Fiserv, Inc. per share-diluted in the first nine months of 2022 included pre-tax net gains totaling $209 million related to certain equity investment transactions.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $1.3 billion, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $1.7 billion (net of $4.3 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due in 2023 and 2024 and letters of credit) at September 30, 2023.
The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditure amounts for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2023	2022	$	%
Net income	$2,240	$1,784	$456
Depreciation and amortization	2,384	2,431	(47)
Share-based compensation	275	244	31
Deferred income taxes	(344)	(402)	58
Net gain on sale of businesses and other assets	(172)	(27)	(145)
Loss (income) from investments in unconsolidated affiliates	11	(222)	233
Distributions from unconsolidated affiliates	42	58	(16)
Net changes in working capital and other	(869)	(881)	12
Net cash provided by operating activities	$3,567	$2,985	$582	19%
Capital expenditures, including capitalized software and other intangibles	$1,034	$1,148	$(114)	(10)%
Our operating cash flow was $3.6 billion in the first nine months of 2023, an increase of 19% compared with $3.0 billion in the first nine months of 2022. This increase was attributable to improved profitability and corresponding cash flows.
We maintain investments in various unconsolidated affiliates that are accounted for as equity method investments. Total distributions from unconsolidated affiliates, including those classified as cash flows from investing activities, were $152 million and $168 million in the first nine months of 2023 and 2022, respectively.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 7% and 9% of our total revenue for the first nine months of 2023 and 2022, respectively.
Share Repurchases
On August 8, 2023, we repurchased 4.1 million shares of our common stock for $121.98 per share in a privately negotiated transaction with ValueAct Capital Master Fund, L.P. for an aggregate purchase price of $500 million. Including this transaction, we repurchased $3.7 billion and $1.8 billion of our common stock during the first nine months of 2023 and 2022, respectively. On February 22, 2023, our board of directors approved an additional repurchase authorization for up to 75.0 million shares of our common stock. As of September 30, 2023, we had approximately 60.5 million shares remaining under our current repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.

Acquisitions and Dispositions
Acquisitions of Businesses
We acquired Yacaré and Merchant One in December 2022, NexTable in September 2022 and City POS in June 2022. Additionally, we acquired the remaining majority controlling ownership interest in Finxact in April 2022. NexTable, City POS and the remaining ownership interest in Finxact were acquired during the first nine months of 2022 for an aggregate purchase price of $686 million, net of $27 million of acquired cash, and including earn-out provisions with an estimated fair value of $6 million. Merchant One and Yacaré were acquired in the fourth quarter of 2022 for an aggregate purchase price of $308 million, net of $1 million of acquired cash.
We funded these acquisitions by utilizing a combination of available cash and proceeds from the issuance of commercial paper. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Dispositions of Businesses
We sold our financial reconciliation business in July 2023 for cash proceeds of $232 million, subject to final net working capital adjustments. Net proceeds from the sale were primarily used to pay down indebtedness and repurchase shares of our common stock.
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
Other Transactions
In September 2023, we acquired the remaining 49% ownership interest in European Merchant Services B.V., in which we previously held a majority controlling financial interest in this consolidated subsidiary, for $56 million. We funded this transaction by utilizing a combination of available cash and proceeds from the issuance of commercial paper.
Effective March 2022, we mutually agreed to terminate a merchant alliance joint venture with a minority partner. In conjunction with such termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture for cash proceeds of $175 million. The net proceeds from this transaction were primarily used to pay down indebtedness and repurchase shares of our common stock.

Indebtedness

(In millions)	September 30, 2023	December 31, 2022
Short-term and current maturities of long-term debt:
Foreign lines of credit	$369	$198
Finance lease and other financing obligations	280	270
Total short-term and current maturities of long-term debt	$649	$468

Long-term debt:
0.375% senior notes due July 2023 (Euro-denominated)	$—	$531
3.800% senior notes due October 2023	1,000	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	637	632
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	525	531
5.450% senior notes due March 2028	900	—
5.375% senior notes due August 2028	700	—
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	525	531
4.500% senior notes due May 2031 (Euro-denominated)	840	—
3.000% senior notes due July 2031 (British Pound-denominated)	637	632
5.600% senior notes due March 2033	900	—
5.625% senior notes due August 2033	1,300	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	—	2,329
Euro commercial paper notes	1,249	1,210
Revolving credit facility	—	35
Term loan facility	—	200
Unamortized discount and deferred financing costs	(151)	(120)
Finance lease and other financing obligations	695	539
Total long-term debt	$22,657	$20,950

In August 2023, we completed the public offering and issuance of $2.0 billion of senior notes, comprised of $700 million aggregate principal amount of 5.375% senior notes due in August 2028 and $1.3 billion aggregate principal amount of 5.625% senior notes due in August 2033. In May 2023, we completed the public offering and issuance of 800 million Euros aggregate principal amount of 4.500% senior notes due in May 2031. In March 2023, we completed the public offering and issuance of $1.8 billion of senior notes, comprised of $900 million aggregate principal amount of 5.450% senior notes due in March 2028 and $900 million aggregate principal amount of 5.600% senior notes due in March 2033. We used the net proceeds from these senior notes offerings for general corporate purposes, including the repayment of U.S. dollar commercial paper notes, share repurchases, the repayment of the 0.375% Euro-denominated senior notes in July 2023 and the repayment of the 3.800% senior notes in October 2023.
At September 30, 2023, our debt consisted primarily of $20.9 billion of fixed-rate senior notes and $1.2 billion of outstanding borrowings under our Euro commercial paper program. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion, and interest on our term loan was paid monthly.

At September 30, 2023, the 3.800% senior notes due in October 2023 and 2.750% senior notes due in July 2024 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance or have subsequently refinanced this debt on a long-term basis and the ability to do so under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at September 30, 2023:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	n/a	48.428%	$369
Euro commercial paper notes	various	3.880%	1,249
Total variable rate debt		14.041%	$1,618
We maintain certain short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund settlement activity associated with operations in Latin America. We entered into an annually renewable term loan facility, which was fully funded in April 2023, to fund settlement advance cash payments in Brazil. This term loan has a notional value of 514 million Brazilian real ($102 million USD equivalent) at September 30, 2023 that matures in April 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin of 1.70% per annum.
The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at September 30, 2023:

	Outstanding Borrowings (in millions)	Weighted-Average Interest Rate
Argentina	$151	99.417%
Brazil	119	14.978%
Uruguay	88	11.896%
Other	11	—%
Total	$369	48.428%
We maintain U.S. dollar and Euro unsecured commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
We also maintain a revolving credit facility with aggregate commitments available for $6.0 billion of total capacity. Borrowings under the credit facility bear interest at a variable rate based on a Secured Overnight Financing Rate (SOFR) or a base rate in the case of U.S. dollar borrowings, in each case plus a specified margin based on our long-term debt rating in effect from time to time. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
In June 2023, we repaid all remaining outstanding borrowings on our term loan facility utilizing proceeds from the issuance of U.S. dollar commercial paper notes and operating cash on hand, thereby terminating such facility. Borrowings under the term loan facility accrued interest at a variable rate based on one-month LIBOR or on a base rate, plus, in each case, a specified margin based on the Company’s long-term debt rating in effect from time to time.
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
During the first nine months of 2023, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at September 30, 2023 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $45 million of outstanding borrowings on the revolving credit facilities at September 30, 2023. We have guaranteed the debt of the Lending Joint Ventures and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. We maintained a liability of $33 million at September 30, 2023 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $21 million at September 30, 2023, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of 90 days or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets. The table below details our cash and cash equivalents held at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
(In millions)	Domestic	International	Total	Domestic	International	Total
Available	$376	$344	$720	$135	$153	$288
Unavailable (1)	193	436	629	178	436	614
Total	$569	$780	$1,349	$313	$589	$902
(1)Represents cash held by our joint ventures that is not available to fund operations outside of those entities unless the board of directors of the relevant entity declares a dividend, as well as cash held by other entities that are subject to foreign exchange controls in certain countries or regulatory capital requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk refers to the risk that a change in the level of one or more market prices, interest rates, inflation, currency exchange rates, indices, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. Our senior management actively monitors certain market risks to which we are exposed, primarily from fluctuations in interest rates and foreign currency exchange rates. In order to limit our exposure to these risks, we may enter into derivative instruments with creditworthy institutions to hedge against changing interest rates and foreign currency rate fluctuations. We currently utilize forward exchange contracts, fixed-to-fixed cross-currency rate swap contracts and other non-derivative hedging instruments to manage risk.
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations to the extent they are conducted in local currency. The major currencies to which our operations are exposed are the Argentine Peso, Brazilian Real, British Pound, Canadian Dollar, Euro and Indian Rupee. Changes in the value of underlying monetary assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions in highly inflationary economies, primarily Argentina, may result in foreign currency exchange losses. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline.
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes to our quantitative and qualitative analyses about market risk during the nine months ended September 30, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we or our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2023	2,700,762	$127.31	2,700,762	67,402,317
August 1-31, 2023	5,525,343	122.31	5,525,343	61,876,974
September 1-30, 2023	1,333,870	120.22	1,333,870	60,543,104
Total	9,559,975		9,559,975
(1)On November 19, 2020 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. These authorizations do not expire.
ITEM 5. OTHER INFORMATION
(c) Except as set forth below, during the three months ended September 30, 2023, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
On September 22, 2023, Robert W. Hau, Chief Financial Officer of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Hau’s Rule 10b5-1 Trading Plan provides for the exercise of up to 188,088 employee stock options and sale of the underlying shares of common stock pursuant to one or more limit orders until January 31, 2024.

On September 18, 2023, Suzan Kereere, Head of Global Business Solutions of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Kereere’s Rule 10b5-1 Trading Plan provides for the sale of up to 6,534 shares of common stock pursuant to one or more limit orders until October 4, 2024.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Thirtieth Supplemental Indenture, dated as of August 21, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed August 21, 2023)

4.2
Thirty-First Supplemental Indenture, dated as of August 21, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed August 21, 2023)

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
_______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iii) the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Notes to Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	October 25, 2023	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	October 25, 2023	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer