Form 10-K
period 2023-12-31
FISERV INC
filed 2024-02-22
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:          1-38962
Fiserv, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1506125
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

255 Fiserv Drive	Brookfield,	WI	53045
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2023 (the last trading day of the second fiscal quarter) was $76,750,418,162 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 16, 2024 was 590,402,536.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2024 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2023.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development, outlook, or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should,” “confident,” “likely,” “plan,” or words of similar meaning. Statements that describe our future plans, objectives or goals are also forward-looking statements.
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business, including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, a recession, bank failures, or intensified international hostilities, and the impact they may have on us and our employees, clients, vendors, supply chain, operations and sales; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in this Annual Report on Form 10-K for the year ended December 31, 2023 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

PART I
In this report, all references to “we,” “us,” “our” and “Fiserv” refer to Fiserv, Inc. (“Fiserv”), and, unless the context otherwise requires, its consolidated subsidiaries.
Item 1.  Business
Overview
Fiserv, Inc. is a leading global provider of payments and financial services technology solutions. We are publicly traded on the New York Stock Exchange and part of the S&P 500 Index. We serve clients around the globe, including merchants, banks, credit unions, other financial institutions and corporate clients. We help clients achieve best-in-class results through a commitment to innovation and excellence in areas including account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale (“POS”) and business management platform. Most of the products and services we provide are necessary for our clients to operate their businesses and are, therefore, non-discretionary in nature. We serve our global client base by working among our geographic teams across various regions, including the United States of America (“U.S.”) and Canada; Europe, Middle East and Africa; Latin America; and Asia Pacific.
In 2023, we had $19.1 billion in total revenue, $5.0 billion in operating income and $5.2 billion of net cash provided by operating activities. Processing and services revenue, which in 2023 represented 82% of our total revenue, is primarily generated from account- and transaction-based fees under multi-year contracts that generally have high renewal rates. We have operations and offices located both within the U.S. and Canada, and internationally. Revenue from products and services as a percentage of total revenue were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Total revenue	$19,093	$17,737	$16,226
Domestic	85%	86%	86%
International (1)	15%	14%	14%
(1) Represents revenue in the following international regions: EMEA (Europe, Middle East and Africa), LATAM (Latin America) and APAC (Asia-Pacific).
We have grown our business organically and through acquisitions by signing new clients, expanding the products and services we provide to existing clients, offering new and enhanced products and services developed through innovation and acquisition, and extending our capabilities geographically, all of which have enabled us to deliver a wide range of products and services and created new opportunities for growth. Our operations are comprised of the Merchant Acceptance (“Acceptance”) segment, the Financial Technology (“Fintech”) segment and the Payments and Network (“Payments”) segment.
Our headquarters are located at 255 Fiserv Drive, Brookfield, Wisconsin 53045, and our telephone number is (262) 879-5000. We are relocating our global headquarters location to Milwaukee, Wisconsin in March 2024.
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
The solutions in this segment include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; Clover, our cloud-based POS and integrated commerce operating system for small and mid-sized businesses (“SMBs”) and independent software vendors (“ISVs”); and Carat℠, our integrated operating system for large businesses. The businesses in our Acceptance segment distribute products and services through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, ISVs, financial institutions, and other strategic partners in the form of joint venture alliances, revenue sharing alliances (“RSAs”), and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of our other segments.

Clover
Clover is our cloud-based POS and integrated commerce operating system for SMBs and ISVs designed for business management. The Clover platform includes hardware and software technology necessary to enable SMB merchants to accept payments, process transactions, provide online ordering, maintain an e-commerce presence, and generate consumer loyalty through Clover’s customer engagement tools. By integrating next-generation hardware and software-as-a-service (“SaaS”) applications, along with value-added solutions, Clover has become a leader in enabling omnichannel commerce solutions for SMBs and ISVs, with touchless commerce through QR code-based payments, online ordering solutions, and virtual terminals. We also offer small business owners access to capital through our Clover Capital cash advance program.
Carat
Carat is our integrated operating system for large businesses, designed to enable clients to accept more payments, engage more customers, and optimize commerce. Carat helps clients maximize approval rates, reduce declines, lower fraud and chargebacks, reduce costs and improve the customer experience by enabling new capabilities, such as buying online, picking up in store or ordering ahead. Through this integrated operating system, numerous payment and commerce solutions can be accessed, including payment acceptance, payments optimization, network routing, fraud detection, online electronic benefits transfers and digital payouts. This wide variety of services enables Carat to help clients create more revenue, reduce their cost of payments, reach more consumers, and enable innovative omnichannel transactions such as voice-enabled commerce and payments.
Distribution Channels and Partnerships
Acceptance segment businesses distribute solutions and services through direct sales teams, as well as indirect sales channels, such as agent sales forces, ISVs, value-added resellers (“VARs”), and payment service providers (“PSPs”). We provide agent sales forces, ISVs, VARs and PSPs with specialized sales capabilities and integrated merchant technology solutions to help them grow their businesses and manage their portfolios. Partner technology tools enable real-time access to portfolio activity and pricing management. We also provide marketing services, data analytics and other tools that enable partners to further expand their businesses in local communities, specific industry verticals, and through e-commerce channels.
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
Core Account Processing Solutions
We provide account servicing and management technology products and services to our depository institution clients, as well as a range of integrated, value-added banking products and services. Account processing solutions enable a financial institution to operate systems that process customer deposit and loan accounts, an institution’s general ledger, central information files and other financial information. These solutions also include security, report generation and other features that financial institutions need to process transactions for their customers. Although many of our clients obtain a majority of their processing requirements from us, our software design allows clients to start with one application and, as needed, add applications and features developed by us or by third parties. We support a broad range of client-owned peripheral devices manufactured by a variety of vendors, which reduce a new client’s initial conversion expenses, enhance existing clients’ ability to change technology and broaden our market opportunity.
The principal account processing solutions used by our depository institution clients are Finxact, Cleartouch®, DNA®, Precision®, Premier®, Signature® and Portico®. All of these systems are available in the U.S., and the DNA and Signature platforms are also available globally. Account processing solutions are offered primarily as an outsourced service or can be installed on client-owned computer systems or those hosted by third parties.

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
Our deposit liquidity solutions enable our clients to retain, monetize and grow their deposit account base while analyzing customer demand and enabling customer short-term liquidity. Our decision management solutions include Nautilus®, a content management product, and Prologue™ Financials, which combines enterprise performance management and financial control offerings to deliver budgeting, planning, financial accounting, and automated reconciliation and account certification tools to our clients. These solutions are further complemented by fraud detection and mitigation through our fraud and financial crime risk management solutions.
Digital Financial Solutions
Our digital financial solutions business includes Experience Digital (“XD”), our principal consumer and business digital banking platform, which includes our Configure™, Architect™, Corillian Online®, Mobiliti™ and Create™ products. XD is a cloud-based platform that enables customers to perform balance inquiries, view their transaction history and access electronic bill payments, person-to-person digital payments, card services, account and loan originations, funds transfer and personal financial management tools. XD can be highly customized and integrated to multiple products and services, allowing clients to deploy new services quickly and efficiently to increase customer acquisition, engagement and insights.
Enterprise Payment Solutions
Our enterprise payment solutions products and services enable operating efficiencies and management insight by providing financial institutions with the infrastructure they need to process, route and settle non-card-based electronic payments, including Automated Clearing House (“ACH”), wire and instant payments, and to efficiently manage associated information flows. Our enterprise payment solutions business includes our Payments Exchange platform, which provides multiple payment capabilities, including domestic and international wire transfers and real time payments connection to the FedNow Service and RTP Network. Enterprise Payments Platform is a multi-entity, multi-country, multi-currency, multi-clearings, single payments platform processing all payment types, connecting financial institutions to clearings and correspondents wherever they operate. PEP+ is another enterprise payment solutions offering, which is a mainframe system that allows financial institutions to automatically receive and originate electronic payments through the ACH network in a straight-through processing manner. Clients may use our payment platform applications on a licensed or hosted basis, and as an add-on to existing legacy technology or as a stand-alone comprehensive modern payments platform.
Payments
The businesses in our Payments segment provide financial institutions and corporate and public sector clients with the products and services required to process digital payment transactions. This includes card transactions such as debit, credit and prepaid card processing and services; a range of network services such as funds access, debit payments, cardless ATM access and surcharge-free ATM networks; security and fraud protection products; and card production and print services. In addition, the Payments segment businesses offer non-card digital payment software and services, including bill payment, account-to-account transfers, person-to-person payments, electronic billing, and security and fraud protection products. Clients of the Payments segment businesses reflect a wide range of industries, including merchants, distribution partners and financial institutions customers in our other segments.
Debit and Network Processing
Our debit and network processing business provides a comprehensive payments solution through a variety of products and services. We provide financial institution clients with a full range of debit processing services, including tokenization, loyalty and reward programs; customized authorization processing; gateway processing to payment networks; ATM managed services and cash and logistics management; and risk management products. Our debit processing also provides security, risk and fraud management solutions, which incorporate machine-learning-based predictive technology, that help financial institutions securely operate and grow their business by preventing fraud. CardHub provides our clients’ customers with mobile, customizable card management and alert tools that drive engagement and revenue for card issuers. Credit Choice, a fully managed credit card issuing-as-a-service solution, allows community financial institutions to offer their customers a branded credit card that is integrated into their debit solutions without the operational burden of managing their own credit card portfolio.

We own and operate the Accel®, STAR® and MoneyPass® networks, which provide access to funds for debit card purchases through any physical and online channel, with or without a PIN/signature; and support transactions at ATMs, with or without a surcharge, including CardFree Cash℠. These networks are available to all issuers and merchants in the U.S.
Credit Processing
Our credit processing business provides solutions to financial institutions and other issuers of credit, such as group service providers, retailers and consumer finance companies, to enable them to process credit card transactions on behalf of their customers. Depending on the needs of our client, we deliver these solutions through our proprietary processing platforms, software application licenses, or software-as-a-service hosted in the cloud. Our solutions in North America primarily use our Optis℠ platform to provide transaction authorization and posting, account maintenance and settlement. Our VisionPLUS® software is used outside of the U.S. as both a processing solution and a licensed software solution that enables some clients to process transactions on their own. We also provide financial institutions with solutions that support the lifecycle of a cardholder, including acquisition, fraud detection, credit risk management, servicing, collections and professional services.
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
Digital and Bill Payments
Our digital and bill payments business is comprised of electronic bill payment and presentment services, as well as other digital payment solutions for businesses and consumers, including person-to-person payments, account-to-account transfers and account opening and funding. Our principal electronic bill payment and presentment product for financial and other institutions, CheckFree® RXP®, allows our clients’ customers to manage household bills via an easy-to-use, online tool; view billing and payment information; pay and manage all of their bills in one place; and complete same-day or next-day bill payments to a wide range of billers and others. In addition, CashFlow Central℠, an integrated digital payment and cash flow management experience, enables financial institutions to better meet the payments needs of small businesses.
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
Segment Realignment
We are effecting changes in our business designed to further enhance operational performance in the delivery of our integrated portfolio of products and solutions to our financial institution clients. As a result, we expect to realign our reportable segments to correspond with these organizational changes, which we expect to be completed effective for the quarter ending March 31, 2024. We continue to allocate resources and assess performance based on the current reportable segment structure.
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
Product Development
To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. Our development and technology operations apply the expertise of multiple teams to design, develop and maintain specialized products and processing systems. Our products and solutions are designed to meet the preferences and diverse requirements of the international, national, regional or local market-specific merchant and financial services environments of our clients. In developing our products, we use current software development principles, such as service-oriented architecture, to create efficiencies, and we stress interaction with and responsiveness to the needs of our clients. In addition, we use our data and artificial intelligence (“AI”) to help us create new products and services and to enhance existing ones. We currently use AI in a variety of ways, including to enable higher quality customer service experiences, platform analytics, and fraud mitigation across a number of solutions.

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
Financial Institution Regulations. Because a number of our businesses provide services to regulated financial institutions, we are a significant service provider under the Bank Service Company Act and as such we are subject to examination by the U.S. Federal Banking Agencies, which is comprised of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency. We are regulated based on the uniform principles, standards, and guidance created by the Federal Financial Institutions Examination Council (“FFIEC”). The FFIEC is a formal interagency body empowered to standardize and promote uniformity in supervision of financial institutions. The member agencies of the FFIEC include the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the National Credit Union Administration, and the Consumer Financial Protection Bureau (“CFPB”), which are empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial laws, some of which apply to products and services offered by our clients.
In the U.S., we are also subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, among other things, and in conjunction with the Federal Reserve Board’s Regulation II, caps debit interchange rates for certain debit and prepaid card issuers; prohibits card issuers and payment networks from restricting the ability of merchants to direct the routing of debit card transactions; requires all debit card issuers in the U.S. to participate in at least two unaffiliated debit payment card networks; prohibits payment card networks from restricting debit and prepaid card issuers from contracting with other payment card networks; and generally prohibits network exclusivity arrangements for debit card and prepaid card issuers. These regulations impact our card processing businesses and our clients’ ability to generate revenue.
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
Association and Network Rules. We are subject to the rules of various payment networks, such as Visa and Mastercard. In order to provide processing services, a number of our subsidiaries are registered with Visa and/or Mastercard as service providers for member institutions. A number of our subsidiaries outside the U.S. are direct members or associate members of Visa and Mastercard for purposes of conducting merchant acquiring. Various subsidiaries are also processor level members of other debit and electronic benefits transaction networks or are otherwise subject to various network rules in connection with processing services and other services we provide. As such, we are subject to applicable card association, network and national scheme rules that could subject us to fines or penalties. We are subject to network operating rules promulgated by Nacha relating to payment transactions processed by us using the ACH network and to various federal and state laws regarding such operations, including laws pertaining to electronic benefits transactions.
Privacy and Cybersecurity Regulations. We provide services that are subject to various federal, state, local and foreign privacy and cybersecurity laws and regulations, as well as association and network privacy and cybersecurity rules, which govern, among other things, the collection, processing, storage, deletion, use and disclosure of personal information. These laws and rules contain a variety of obligations including the safeguarding of personal information, the provision of notices and use and disclosure rights. The regulations and rules are complex and evolving and can provide for significant penalties or the suspension or termination of our registrations or certifications for non-compliance.
In the U.S., we are subject to various federal and state privacy and cybersecurity laws and regulations. The U.S. Gramm-Leach-Bliley Act (“GLBA”) requires financial institutions to explain their information sharing practices to their customers and to safeguard customer data. In some circumstances, we are subject to GLBA and we have privacy and information security obligations to our clients who are regulated by the GLBA. In certain circumstances, we are subject to the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which governs the use and disclosure of protected health information in healthcare treatment, payment and operations by covered entities and their business associates. We are also subject to the

Federal Trade Commission Act which empowers the U.S. Federal Trade Commission (“FTC”) to prohibit unfair and deceptive practices, including those related to privacy and cybersecurity. In addition to the Federal Trade Commission Act, the FTC, along with the CFPB, is responsible for overseeing and enforcing the privacy and information security provisions over certain aspects of GLBA and the Fair Credit Reporting Act (“FCRA”), each of which is applicable to our businesses in certain circumstances. We also have obligations under various state laws, such as the California Consumer Privacy Act, which, among other things, give consumers more control over the personal information businesses hold about them.
In the European Union (“E.U.”) and the U.K., we are subject to the General Data Protection Regulation (“GDPR”), which impose a comprehensive approach to personal data protection and include penalties for non-compliance of up to the greater of 20 million Euro or four percent of a company’s consolidated global revenue. There are numerous additional privacy laws and regulations that apply to our businesses around the world which also provide for significant penalties. Some of these data protection laws, including in the E.U., India, United Arab Emirates and China, impose requirements regarding data rights and security and either prohibit the international transfer of personal data or restrict such transfers absent lawfully recognized transfer mechanisms. There are also additional obligations that apply to us by virtue of the fact that we provide services in the financial services industry or are considered to be providing critical infrastructure to our clients. Examples of these are the SOCI Act in Australia, the EBA Outsourcing Requirements in the E.U. and the CERT-In obligations in India.
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
Anti-Money Laundering, Anti-Bribery, and Sanctions Regulations. We are subject to anti-money laundering laws and regulations, including the U.S. Bank Secrecy Act (“BSA”). Among other things, the BSA requires money services businesses, such as money transmitters, issuers of money orders and official checks, and providers of prepaid access, to develop and implement anti-money laundering programs. Our acquiring businesses outside the U.S. are subject to anti-money laundering laws and regulations in the countries where they operate. Our Money Network Financial, LLC subsidiary provides prepaid access for various open loop prepaid programs for which it is the program manager and therefore must meet the requirements of the Financial Crimes Enforcement Network.
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
Indirect Regulatory Requirements. A number of our clients are subject to various regulations and compliance obligations that do not apply directly to us but impact the services that we provide to our clients. To remain competitive, we have invested, and expect to continue to invest, significant resources to develop and update our products and services to assist our clients to meet various compliance obligations. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients and their auditors.
Human Capital
The Talent and Compensation Committee of our Board of Directors assists the Board of Directors in establishing our compensation philosophy and strategy and overseeing our human capital management strategy which includes maintaining a culture committed to attracting, developing and retaining top talent, supporting diversity and inclusion efforts, fostering innovation, and promoting employee engagement, safety and well-being.
Development and Retention
We are committed to creating a high-performance culture that consistently delivers excellence for our clients and long-term value for our shareholders while providing a workplace experience for our employees that values collaboration, innovation and diversity. Career development and internal mobility are important aspects of our value proposition for employees. We provide employees with numerous training and development opportunities, including through an e-learning platform specifically geared toward global technology associates; our Leading Women program, designed to accelerate the professional growth of female top talent across each of our global regions; our Leading Fiserv program, designed to develop critical leadership skills for frontline managers; our Vision to Results leadership program, focused on driving enterprise goals; and an online learning platform that provides global access to over 15,000 courses. Internal mobility is generally our preferred approach for filling open positions and fostering career advancement for our employees. To encourage internal mobility, we maintain a sustainable internal talent pipeline, increasing associate retention, job satisfaction and personal and professional growth opportunities.
We have adopted a pay-for-performance philosophy that is designed to recognize performance and reward achievement of our strategic business objectives and financial results. Total compensation consists of a competitive base pay and annual incentive opportunity typically delivered in a mix of cash and equity that is designed to promote retention and reward the attainment of defined performance goals. We are committed to providing fair pay to our employees regardless of gender, race, ethnicity or any other protected characteristic, and we conduct pay audits to track, measure and evaluate employee compensation. In addition, throughout the year, we celebrate employee contributions and achievements through a peer-based global recognition program that enables recognition and financial rewards.
Diversity and Inclusion
We are committed to cultivating a diverse, respectful and inclusive workplace by:
•Providing advancement opportunities at all levels in the organization, including giving consideration to diverse candidates for our Board of Directors and senior leadership positions, providing military hiring opportunities, and deepening relationships with historically black colleges and universities, industry networks, military and veterans’ organizations, and organizations that support individuals with disabilities that provide access to underrepresented populations; and
•Promoting employee awareness through education and participation in diversity and inclusion programs, such as our inclusive leader assessment and coaching program, to develop the competencies necessary to create an inclusive workplace; eight Employee Resource Groups (“ERGs”) with approximately 8,000 associate members who support each other and mutually elevate professional development; and a host of diversity and inclusion training courses available to all employees.
As of December 31, 2023, we had over 42,000 employees worldwide, approximately 40% of whom were female. In the U.S., approximately 39% of our employees self-identified as racially/ethnically diverse.
We continue to focus on our efforts on supporting our community with several initiatives, including:
•Investing in small, diverse-owned businesses by providing financial support, business expertise, and leading technology solutions, as well as through strategic partnerships and community engagement; and

•Strengthening partnerships with organizations focused on human rights, racial equity and social justice, including through work by our ERGs with a variety of community organizations and groups.
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
In 2023, 92% of our associates participated in our engagement survey. Among other positive outcomes, we received a score of 87% favorable on “trust,” which is the highest ranked item on the survey, and scores within the top decile across benchmarks. We also continue to score above average on our benchmark with respect to associates’ belief that Fiserv has created an inclusive environment where people of diverse backgrounds can succeed.
Safety and Well-Being
We are committed to the safety of our workforce and maintain a global safety program that is designed to protect the safety and well-being of our employees in the workplace, minimize injury and accident frequency and severity, minimize loss to property, equipment and operational disruption, and enable greater associate satisfaction and productivity.
We are also committed to providing comprehensive and competitive benefits to our associates that are responsive to their physical, financial, social and emotional needs. Our benefit offerings include a variety of medical and dental plan choices, mental health and counseling programs, caregiver support programs, enhanced family forming and planning resources, and paid time off. We control the cost of health care benefits for our employees despite the increased cost of such benefits to the company. Investing in our associates in this way helps us retain top talent and demonstrates our commitment to our employees, our most important asset.
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
If we fail to keep pace with technological change, including as a result of artificial intelligence, we could lose clients or have trouble attracting new clients, and our ability to grow may be limited.
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
We believe that data, and the insights enabled by data, can be used to create or enhance the products and services that we offer to our clients. As a result, we are using, and expect to continue to expand our use of, artificial intelligence and machine learning. However, legislation that would govern the development or use of artificial intelligence is under consideration in the U.S. at the state and local level, as well as abroad. As a result, the ability to use artificial intelligence and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements.
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
Our operations depend on receiving, storing, processing and transmitting sensitive information pertaining to our business, our employees, our clients and their customers. Under the card network rules, various federal, state and international laws, and client contracts, we are responsible for information provided to us by financial institutions, merchants, ISOs, third-party service providers and others. Preserving the confidentiality of sensitive business and personal information is critical to our business. Any unauthorized access, intrusion, infiltration, network disruption, ransom, denial of service or similar incident could disrupt the integrity, continuity, security and trust of our systems or data, or the systems or data of our clients, partners or vendors. These incidents are often difficult to detect and are constantly evolving. We expect that unauthorized parties will continue to attempt to gain access to our systems or facilities, and those of our clients, partners and vendors, through various means and with increasing sophistication, particularly as cybercriminals attempt to profit from increased online banking, e-commerce and other online activity. These events could create costly litigation, significant financial liability, increased regulatory scrutiny, financial sanctions and a loss of confidence in our ability to serve clients and cause current or potential clients to choose another service provider, all of which could have a material adverse impact on our business. In addition, we have invested and expect to continue to invest significant resources to maintain and enhance our information security and controls or to investigate and mitigate security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and that none of the events that we have encountered to date have materially affected us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data, will be successful or sufficient to counter all current and emerging risks and threats. The impact of a material event involving our systems and data, or those of our clients, partners or vendors, could have a material adverse effect on our business, results of operations and financial condition.
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
Our business is impacted by U.S. and global market and economic conditions.
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
A weakening in the economy or competition from other retailers could force some retailers to close, resulting in exposure to potential credit losses and declines in transactions, and reduced earnings on transactions due to a potential shift to large discount merchants. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices.
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
Our businesses are subject to state, federal, and foreign laws and regulations, including payment, cybersecurity, consumer protection, money transmission, data privacy, anti-money laundering, economic and trade sanctions, payment institution, electronic money licensing, credit reporting and debt collection laws and regulations. Our clients are also subject to numerous laws and regulations applicable to banks, financial institutions and card issuers in the U.S. and abroad, and, consequently, we are at times affected by these federal, state, local and foreign laws and regulations. These laws and regulations are subject to change, and new laws, regulations and interpretations are regularly adopted.
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
The volume and complexity of the regulations that impact our business, directly or indirectly, will continue to increase our cost of doing business. If we or third parties with whom we partner or contract fail to comply with applicable laws and regulations, we could be exposed to litigation or regulatory proceedings, our client relationships and reputation could be harmed, our ability to obtain new clients could be inhibited, we could be required to change the manner in which we conduct our business or suspend or terminate certain services, and we could incur significant fines, penalties, or losses, all of which could have a material adverse impact on our business, results of operations and financial condition.
If we fail to comply with the applicable requirements of the payment card networks and Nacha, they could seek to fine us, suspend us or terminate our registrations, which could adversely affect our business.
In order to provide our transaction processing services, several of our subsidiaries are registered with Visa and Mastercard and other networks as members or service providers for member institutions. A number of our subsidiaries outside the U.S. are direct members or associate members of Visa and Mastercard for purposes of conducting merchant acquiring, and various subsidiaries are also processor level members of numerous debit and electronic benefits transaction networks. As such, we are subject to card association and network rules that could subject us or our clients to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us, acquiring clients, processing clients or merchants. In addition, we are subject to Nacha rules relating to payment transactions processed by us using the ACH network and to various federal and state laws regarding such operations, including laws pertaining to electronic fund transfer and electronic benefits transactions, as well as the Payment Card Industry Data Security Standard enforced by the major card brands. The rules of Nacha and the card networks are set by their respective boards, some of which are our competitors, and the card network rules may be influenced by card issuers, some of which offer competing transaction processing services.
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
Since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, a number of substantial regulations affecting the supervision and operation of the financial services industry within the U.S. have been adopted, including those that establish the Consumer Financial Protection Bureau (“CFPB”). The CFPB has issued regulations and guidance under U.S. consumer financial protection laws that apply to, and conducts direct examinations of, “supervised banks and nonbanks” as well as “supervised service providers” like us. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. Changes to applicable financial services laws or regulations could adversely impact our debit network business and other businesses. In addition, certain of our alliance partners are subject to regulation by federal and state authorities and, as a result, could pass through some of those compliance obligations to us.
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
In addition, U.S. regulators, including the U.S. Federal Banking Agencies and the U.S. Federal Trade Commission have adopted or proposed enhanced cyber and privacy security standards that apply to us and our financial institution clients and address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to enhance or modify our systems, invest in new systems or alter our business practices or our policies on data governance and privacy. If any of these outcomes were to occur, our operational costs could increase significantly. Failure to comply with applicable laws in this area could also result in significant fines, penalties and reputational damage.
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
Our ability to compete depends upon proprietary systems and technology. We actively seek to protect our intellectual property and proprietary rights. Nevertheless, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. In addition, use of AI tools may result in the release of confidential or proprietary information which could limit our ability to protect, or prevent us from protecting, our intellectual property rights. The steps we have taken may not prevent misappropriation of technology. Agreements entered into for that purpose may not be enforceable or provide us with an adequate remedy. It is also possible that others will independently develop the same or similar technology. Further, we use open source software in connection with our solutions. Companies that incorporate open source software into their solutions have, from time to time, faced claims challenging the ownership of solutions developed using open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our applications and services are made available. The laws of certain non-U.S. countries where we do business or contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the U.S. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our business, results of operations and financial condition.
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
Unfavorable resolution of tax contingencies could adversely affect our results of operations and cash flows from operations
Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations as well as our cash flows from operations. We have established contingency reserves for known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These reserves reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the reserves are adequate to cover reasonably expected tax risks, there is no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost not in excess of any related reserve. An unfavorable resolution, therefore, could negatively impact our effective tax rate, financial position, results of operations, and cash flows in the current and/or future periods.
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
These risks may arise for a number of reasons: we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms; we may face competition for acquisitions from other potential acquirers; we may need to borrow money or sell equity or debt securities to the public to finance acquisitions and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions; we may discover liabilities, deficiencies, or other claims associated with the companies or assets we acquire that were not identified in advance, which may result in significant unanticipated costs; the effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, we may fail to accurately forecast the financial impact of an acquisition or other strategic transaction, including tax and accounting charges; we may incur unforeseen obligations or liabilities in connection with acquisitions; we may need to devote unanticipated financial and management resources to an acquired business; we may not realize expected operating efficiencies or product integration benefits from an acquisition; we could enter markets where we have minimal prior experience; and we may experience decreases in earnings as a result of non-cash impairment charges.
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
Our balance sheet includes goodwill and intangible assets that represent 53% of our total assets at December 31, 2023. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.
Existing or future leverage may harm our financial condition and results of operations.
At December 31, 2023, we had approximately $23.1 billion of debt. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if certain of our outstanding senior notes or commercial paper notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, including due to further deterioration in economic and market conditions, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.
An increase in interest rates may negatively impact our operating results and financial condition.
Certain of our borrowings, including borrowings under our revolving credit facility, term loan, foreign lines of credit and commercial paper programs, are at variable rates of interest. Beginning in 2022, and continuing through mid-2023, interest rates increased significantly and interest rates may continue to increase or remain at higher than recent historical levels in the future. An increase in interest rates would have a negative impact on our results of operations by causing an increase in interest expense. At December 31, 2023, we had approximately $2.3 billion in variable rate debt, which includes $516 million drawn on our revolving credit facility and foreign lines of credit, and an aggregate amount of $1.7 billion outstanding under our U.S. dollar and Euro commercial paper programs. Based on outstanding debt balances and interest rates at December 31, 2023, a 1% increase in variable interest rates would result in an increase to annual interest expense of $23 million.
Our results of operations may be adversely affected by changes in foreign currency exchange rates.
We are subject to risks related to changes in currency rates as a result of our investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenues and profit generated by such international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. From time to time, we utilize foreign currency forward contracts and other hedging instruments to mitigate the market value risks associated with foreign currency-denominated transactions and investments. These hedging strategies may not, however, eliminate all of the risks related to foreign currency translation, and we may forgo the benefits we would otherwise experience if currency exchange rates were to change in our favor. In addition, we may incur material foreign currency exchange losses due to the remeasurement of monetary assets and liabilities in highly inflationary economies. We have also issued foreign currency-denominated senior notes and commercial paper notes for which payments of interest and principal are to be made in foreign currency, and fluctuations in foreign currency exchange rates could cause the expense associated with such payments to increase. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our foreign revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenues and earnings we derive from our international operations and have a material adverse effect on our business.
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Enterprise Risk Management
We maintain an enterprise risk management (“ERM”) program designed to systematically identify and manage risk including risk from cybersecurity threats. The risk committee of the board of directors oversees our ERM program and it is reviewed annually by both the risk and audit committees of the board of directors. The risk committee also monitors and reports to the board regarding issues arising with respect to the risk governance structure and performance of the risk management function. The board, as a whole and through its committees, regularly engages with the Chief Risk Officer, management and outside advisors to identify, assess and manage risks of the company and to ensure the risk management function has the appropriate resources and authority to fulfill its responsibilities. An executive risk committee, comprised of senior leaders of our lines of business and corporate functions, provides executive level accountability for the ERM program.
On an ongoing basis, we identify, categorize, assess, monitor and respond to business risks. We consider the various ways in which risks may affect our business by measuring the impact of those risks against a consistent set of criteria, which include the potential impact to our operations, financial performance, clients, technology, reputation, business strategy and regulatory environment. The risk committee of the board of directors reviews and approves a list of top enterprise risks and the risk appetite relating to such risks. Among the top risks included in our ERM program is cybersecurity risk. Response plans are developed, tracked and implemented for residual risks that are above the acceptable tolerance level.
Cybersecurity Risk
Management’s Role in Cybersecurity
Our global cybersecurity services team is responsible for assessing our technology environment, identifying emerging cybersecurity threats and evolving cybersecurity threat capabilities, and implementing business processes and technical defenses to safeguard our technology environment and services. Our management has established a cybersecurity and technology risk committee focused on managing cybersecurity and technology risk and implementing cybersecurity and technology plans, strategies and objectives. The committee is chaired by the Deputy Chief Information Security Officer, who reports to the Chief Operating Officer through our Chief Information Security Officer, and is comprised of senior business, cybersecurity, and technology leaders responsible for delivering our products and services. Our cybersecurity program is designed to enable us to detect and respond to cybersecurity incidents, continually improve the effectiveness of our cybersecurity controls, and dynamically respond to the evolving threat landscape.
Our cybersecurity operation center monitors our environment to detect cybersecurity incidents, identifies suspicious activities or unusual behaviors, and responds with the objective of minimizing potential impact to operations. We use various security technologies and controls and modern analytics designed to detect, prevent and respond to cybersecurity threats. Our global cybersecurity services team collects intelligence from the private and public sector related to cybersecurity threats, emerging adversarial campaigns and vulnerabilities. The global cybersecurity services team uses this information, along with internal intelligence and analytics, to evaluate the potential cybersecurity threats and develop security strategies to reduce risk and improve response.
We maintain a global cybersecurity policy that incorporates recognized industry standards from the National Institute of Standards and Technology including the Cybersecurity Framework and Special Publication 800-53 Security and Privacy Controls for Information Systems and Organizations as well as various security certifications.

Our employees play a vital role in protecting our and our clients’ data. We provide regular, mandatory training for our employees regarding cybersecurity threats to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. The traditional requirement for associate cybersecurity training is complemented by frequent security education and awareness campaigns. Each month, we feature a different security topic such as data loss prevention, phishing and ransomware. We also maintain a third-party risk management program to identify, assess, mitigate and monitor risks associated with third parties’ software and services that we utilize.
Our Chief Information Security Officer has served in various senior roles in information technology and information security, in both the public and private sector, for over two decades and maintains a Certified Chief Information Security Officer professional certification. Similarly, the other members of our global cybersecurity services team have cybersecurity training and experience in both the public, including military and law enforcement, and private sectors and maintain various certifications in relevant subjects.
Board Oversight
The board of directors maintains primary oversight of the company’s strategic, operational and financial risks, including cybersecurity risks. The risk committee of the board of directors assists the board in its oversight of such risks and is primarily responsible for oversight of cybersecurity risks. The risk committee regularly reviews and discusses with management the current cybersecurity threat landscape, emerging trends and developments, and the company’s guidelines, policies and processes for monitoring, managing, and mitigating cybersecurity risks.
The board and the risk committee receive regular presentations and reports from management as well as outside experts on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technology trends and information security considerations arising with respect to our peers and third parties. On an annual basis, the board and the risk committee discuss our approach to cybersecurity risk management with our Chief Risk Officer, Chief Compliance Officer and Chief Information Officer, among others. The board and the risk committee receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
Impact of Cybersecurity Threats
Our results of operations and financial condition have not been materially affected by cybersecurity threats or incidents to date. However, to assess, identify, and manage material risks from cybersecurity threats, including as a result of previous cybersecurity incidents, we have invested and expect to continue to invest significant resources to maintain and enhance our information security and controls or to investigate and mitigate security vulnerabilities. As a result, cybersecurity threats and other technological risks involving our systems have materially affected our business strategy and processes. Although we believe that we maintain a robust program of information security and controls and that none of the cybersecurity incidents that we have encountered to date have materially affected us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data will be successful or sufficient to counter all current and emerging risks and threats. The impact of a material cybersecurity incident involving our systems and data, or those of our clients, partners or vendors, could have a material adverse effect on our business strategy, results of operations and financial condition.
Item 2.  Properties
At December 31, 2023, we owned 18 and leased 117 properties globally. Our real estate strategy includes developing state-of-the art centralized campus environments in strategic locations across the U.S., including in Florida, Georgia, Nebraska, New Jersey and Wisconsin. These locations are used for operational, data center, sales, management and administrative purposes. As a normal part of our business operations, including in connection with the integration of companies that we acquire, we regularly review our real estate portfolio. We may choose to acquire or dispose of properties in order to maintain a real estate footprint designed to maximize collaboration, innovation and communication in ways that enable us to best serve our clients and to create more opportunities for professional growth and development for our associates.
Item 3.  Legal Proceedings
In the normal course of business, we or our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.

Item 4.  Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers as of February 22, 2024, together with their ages, positions and business experience are described below:

Name	Age	Title
Frank J. Bisignano	64	Chairman, President and Chief Executive Officer
Guy Chiarello	64	Chief Operating Officer
John Gibbons	64	Head of Financial Institutions Group
Robert W. Hau	58	Chief Financial Officer
Jennifer LaClair	52	Head of Global Business Solutions
Adam L. Rosman	58	Chief Administrative Officer and Chief Legal Officer
Mr. Bisignano has served as Chairman of the Board since 2022, Chief Executive Officer since 2020 and a director and President since 2019. He served as Chief Operating Officer from 2019 to 2020. Mr. Bisignano joined Fiserv as part of the acquisition of First Data Corporation in 2019, where he served as chief executive officer since 2013 and chairman since 2014. From 2005 to 2013, he held various executive positions with JPMorgan Chase & Co., a global financial services firm, including co-chief operating officer, chief executive officer of mortgage banking and chief administrative officer. From 2002 to 2005, Mr. Bisignano served as chief executive officer for Citigroup’s Global Transactions Services business and a member of Citigroup’s Management Committee.
Mr. Chiarello has served as Chief Operating Officer since 2021 and previously served as Chief Administrative Officer from 2019 to 2021. Mr. Chiarello joined Fiserv as part of the acquisition of First Data Corporation in 2019, where he served as president since 2013. From 2007 to 2013, he served as chief information officer of JPMorgan Chase & Co., a global financial services firm. From 1985 to 2007, Mr. Chiarello served in various technology and leadership roles including chief information officer at Morgan Stanley, a global financial services firm.
Mr. Gibbons has served as Head of the Financial Institutions Group since October 2023, and previously served as Co-Head of the Financial Institutions Group since March 2023 and Head of the Europe, Middle East, and Africa (EMEA) region since joining Fiserv in 2019 as a part of the acquisition of First Data Corporation, where he served as Head of the EMEA region since 2018. Before joining First Data Corporation, Mr. Gibbons led global transaction banking at Deutsche Bank, a global financial services firm, from 2016 to 2018, and served in various leadership roles at JPMorgan Chase & Co., a global financial services firm, from 2011 to 2016, including as regional executive for EMEA and global head of banks and broker dealers for treasury services.
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
Ms. LaClair has served as Head of Global Business Solutions since January 2024 and previously served as Chief Revenue Officer since July 2023. Before joining Fiserv, Ms. LaClair served as chief financial officer of Ally Financial, a digital-only bank and national retail auto lender, from 2017 to 2022. From 2007 to 2017, Ms. LaClair held multiple leadership roles at PNC Financial Services, including chief financial officer for all businesses spanning consumer, commercial and corporate banking, mortgage, and asset management, and head of PNC’s business bank, including merchant services. Prior to that, from 2001 to 2007, Ms. LaClair worked at McKinsey & Company, where she was a strategy consultant and practice manager for the North America operations practice.
Mr. Rosman has served as Chief Administrative Officer and Chief Legal Officer since 2021. Before joining Fiserv, Mr. Rosman was general counsel of OneMain Financial, a consumer lender, from 2020 to 2021. Previously, he served as general counsel of First Data Corporation from 2014 to 2019. Before joining First Data Corporation, Mr. Rosman was group general counsel of Willis Group Holdings plc, a multinational risk advisor, insurance brokerage, and reinsurance brokerage company, from 2012 to 2014, and deputy general counsel from 2009 to 2012. Mr. Rosman also previously served as an assistant U.S. attorney and as deputy assistant to the president and deputy staff secretary for President William J. Clinton.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “FI.” On June 7, 2023, we transferred the listing of our common stock to the NYSE from the NASDAQ Global Select Market, where it had previously traded under the symbol “FISV”. At December 31, 2023, our common stock was held by 1,538 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2023	3,300,000	$113.22	3,300,000	57,243,104
November 1-30, 2023	2,330,468	122.71	2,330,468	54,912,636
December 1-31, 2023	2,933,402	133.08	2,933,402	51,979,234
Total	8,563,870		8,563,870
(1)On February 22, 2023, our board of directors authorized the purchase of up to 75.0 million shares of our common stock. This authorization does not expire.
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
The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2023 with the S&P 500 Index, the S&P 500 Financials Index and the NASDAQ US Benchmark Transaction Processing Services Index (the “Index”). Prior to September 21, 2020, the Index was known as the NASDAQ US Benchmark Financial Administration Index. The Index, as renamed, is identical to the NASDAQ US Benchmark Financial Administration Index prior to its name change on September 21, 2020. In connection with the transfer of the listing of our common stock to the New York Stock Exchange from the NASDAQ Global Select Market in 2023, we believe the S&P 500 Financials Index is a more appropriate published industry index for comparison purposes going forward as it contains a number of our peers. The graph assumes that $100 was invested on December 31, 2018 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG FISERV, INC., S&P 500 INDEX, S&P 500 FINANCIALS INDEX, AND NASDAQ US BENCHMARK TRANSACTION PROCESSING SERVICES INDEX
(ASSUMES INITIAL INVESTMENT OF $100 AND REINVESTMENT OF DIVIDENDS)
Dollars
225
200
175
150
125
100
75
2018
2019
2020
2021
2022
2023
Fiserv, Inc.
S&P 500 Index
NASDAQ US Benchmark Transaction Processing Services Index
S&P 500 Financials Index

	December 31,
	2018	2019	2020	2021	2022	2023
Fiserv, Inc.	$100	$157	$155	$141	$138	$181
S&P 500 Index	100	131	156	200	164	207
S&P 500 Financials Index	100	132	130	175	157	176
NASDAQ US Benchmark Transaction Processing Services Index	100	139	187	178	139	169
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This section generally discusses information and results pertaining to the years ended December 31, 2023 and 2022. Information and discussion of results pertaining to the year ended December 31, 2021 not included herein can be found in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2022, filed with the Securities and Exchange Commission on February 23, 2023. Our discussion is organized as follows:
•Overview. This section contains background information on our company and the products and services that we provide, acquisitions and dispositions, our enterprise priorities, and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.
•Critical accounting policies and estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application. Our critical accounting policies are also summarized in Note 1 to the accompanying consolidated financial statements.

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2023.
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
The businesses in our Acceptance segment provide a wide range of commerce-enabling solutions and serve merchants of all sizes around the world. These solutions include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection products; Clover, our cloud-based POS and integrated commerce operating system for small and mid-sized businesses (“SMBs”) and independent software vendors (“ISVs”); and CaratSM, our integrated operating system for large businesses. We distribute the products and services in the Acceptance segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, ISVs, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements. Merchants, financial institutions and distribution partners in the Acceptance segment are frequently clients of our other segments.
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
We are effecting changes in our business designed to further enhance operational performance in the delivery of our integrated portfolio of products and solutions to our financial institution clients. As a result, we expect to realign our reportable segments to correspond with these organizational changes, which we expect to be completed effective for the quarter ending March 31, 2024. We continue to allocate resources and assess performance based on the current reportable segment structure.
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
Acquisitions of Businesses
On October 9, 2023, we acquired Skytef Solucões em Captura de Transações Ltda (“Skytef”), a distributor for ISV partners and merchants of our Electronic Funds Transfer payments software. Skytef is included within the Acceptance segment and expands our distribution network and POS applications. On November 1, 2023, we acquired Sled S.A. (“Sled”), a provider of instant payment solutions. Sled is included within the Acceptance segment and expands our direct payment service capabilities. We acquired these businesses in Latin America for an aggregate purchase price, including hold-backs, of approximately $17 million.
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
Dispositions of Businesses
On July 25, 2023, we sold our financial reconciliation business, which was reported within the Fintech segment, for cash proceeds of $235 million. We recognized a pre-tax gain of $172 million on the sale during the year ended December 31, 2023.
On October 17, 2022, we sold Fiserv Costa Rica, S.A. and our Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the United States of America (“U.S.”) and India, to a single buyer. Fiserv Costa Rica, S.A. and SIS were reported primarily within the Fintech segment. On September 30, 2022, we sold our Korea operations, which were reported within the Acceptance segment. We sold these operations in 2022 for total consideration of $99 million and recognized an aggregate net pre-tax loss on the sales of $83 million. During the year ended December 31, 2023, we recognized a pre-tax loss of $3 million associated with final working capital adjustments related to the disposition of Fiserv Costa Rica, S.A.
Other Transactions
On September 25, 2023, we acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, for $56 million. We previously held a majority controlling financial interest in this subsidiary, which continues to be consolidated and reported within the Acceptance segment.
Effective March 2022, we mutually agreed with a minority partner to terminate one of our merchant alliance joint ventures. In conjunction with such termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture for $175 million, resulting in the recognition of a pre-tax gain of $137 million during the year ended December 31, 2022.
Enterprise Priorities
We aspire to move money and information in a way that moves the world. Our purpose is to deliver superior value for our clients through leading technology, targeted innovation and excellence in everything we do. We are focused on driving growth and creating value by assembling a high-performing and diverse team, integrating our solutions, delivering operational excellence, allocating capital in a disciplined manner, including share repurchase and merger and acquisition activity, and delivering breakthrough innovation. Our long-term priorities are to meet our financial commitments; continue to build high-quality revenue; deepen client relationships with an emphasis on digital solutions and value-added services; deliver innovation and integration enabling differentiated value for our clients; and generate integration value, including cost and revenue synergies from acquisitions.
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
Merchants
The rapid growth in and globalization of mobile and e-commerce, driven by consumers’ desire for simpler, more efficient shopping experiences, has created an opportunity for merchants to reach consumers nearly anywhere, through any device, which often requires a merchant acquiring provider to enable and optimize the acceptance of payments. Merchants are demanding simpler, integrated and flexible systems to enable them to serve customers and help manage cash flow and everyday business operations. When combined with the ever-increasing ways a consumer can pay for goods and services, merchants have sought modern end-to-end solutions throughout their growth lifecycle to streamline the complexity. Furthermore, merchants can now search, discover, compare, purchase and even install a new system through direct, digital-only experiences. This direct, digital-only channel is a source of new merchant acquisition opportunities, especially with respect to smaller merchants.
Additionally, there are numerous software-as-a-service (“SaaS”) solution providers in the industry, many of which have chosen to integrate merchant acquiring into their software as a way to generate revenue from existing client relationships. Such providers are independent software vendors, typically referred to as ISVs, and we believe there are thousands of these potential distribution partnership opportunities to cross-sell multiple value-added solutions available to us.
We believe that our merchant acquiring products and solutions create compelling value propositions for merchant clients of all sizes, from small and mid-sized businesses to medium-sized regional businesses to global enterprise merchants. The depth and breadth of our omnichannel solutions, and flexibility to serve clients across various channels and geographies, drives higher product attach rates with new and existing clients across all verticals. Furthermore, we believe that our strength in distribution, our progress growing software and services, and our value-based pricing as we continue to invest in our operating systems, gives us a solid foundation for growth.
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
Financial institutions must now be able to serve their customers with tailored solutions, delivered how and when those customers want. This requires financial institutions to not only process their transactions, but to integrate their products and services to give customers easy access to such integrated solutions, when they need it. Financial institutions are striving for this single, integrated view of a customer’s activity. We believe that the integration of our products and services creates a compelling value proposition for our clients by providing, among other things, new sources of revenue and opportunities to reduce their costs. We have invested in integrating our platforms and value-added solutions to make it easy for a client to buy across our full product suite.
We expect that financial institutions and other financial technology providers will continue to invest significant capital to process transactions, manage information, maintain regulatory compliance and offer innovative new services to their customers in this rapidly evolving and competitive environmental shift from traditional to digital banking. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments, and we anticipate that demand for products that facilitate customer interaction with financial institutions, including a unified, seamless customer experience across mobile and online channels, will continue to increase, which we expect to create revenue opportunities for us.

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
Recent Market Conditions
Global macroeconomic conditions, including rising interest rates, inflation, bank failures, disruptions in the global supply chain, changes in consumer spending, the effects of international hostilities and regulations restricting trade or impacting our ability to offer products or services, could have a material adverse effect on our business, results of operations and financial condition. While bank failures in early 2023 created uncertainty in the global financial markets, they did not have a material impact on our operating results. However, future bank failures could impact our receivable collections and cash flows or affect our ability to find merchant alliance partners. In addition, in recent years, we have observed increased shortages and delays in the global supply chain for components and inputs necessary to our businesses, such as point-of-sale devices, semiconductors, paper and plastic, and may experience difficulty procuring those components and inputs in the future on a timely basis or at historical prices. Personal consumption and consumer savings growth in the U.S. are expected to be lower in 2024, which may also negatively impact our business and financial results. We actively monitor and manage our business in response to these unpredictable geopolitical and market conditions, as they may adversely impact our operations and financial results.
In addition, our operating results in certain foreign countries in which we operate may be adversely impacted by fluctuations in exchange rates for currencies other than the U.S. dollar, including the Euro, British Pound Sterling and Argentine Peso. The strengthening of the U.S. dollar against certain foreign currencies in countries in which we operate would negatively impact our revenue and earnings. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. While the majority of our revenue is earned domestically, we actively monitor the foreign exchange rate environment in an effort to manage these risks.
The operations of our Argentina subsidiary are experiencing higher interest rates and higher inflation as compared to historical averages. We expect the anticipated benefits in 2024 of higher transitory revenue from above-average interest and inflation may be offset in whole or in part by foreign currency exchange losses related to a significant devaluation of the Argentine Peso.
For discussion of risks related to potential impacts of supply chain, geopolitical and macroeconomic challenges on our business, results of operations and financial condition, see “Part I. Item 1A. Risk Factors.” For management’s assessment of market risks, including interest rate and foreign currency risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
Our most recent annual impairment assessment of our reporting units in the fourth quarter of 2023 determined that our goodwill of $37.2 billion was not impaired as the estimated fair values of the respective reporting units exceeded the carrying values. However, for three of our reporting units, with aggregate goodwill of $10.8 billion, the excess of the respective reporting unit’s fair value over carrying value ranged from 16 to 36 percent. If future operating performance is below our expectations or there are material changes to forecasted revenue growth rates or operating margins, risk-adjusted discount rates, foreign currency exchange rates, effective income tax rates, or some combination thereof, a decline in the fair value of the reporting units could result in, and we may be required to record, a goodwill impairment charge. Additionally, a significant change in a merchant alliance business relationship or operating performance could result in a material goodwill impairment charge. It is also reasonably possible that future developments related to the interest rate environment, a shift in strategic initiatives, or significant changes in the composition of certain of our reporting units could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. We have no accumulated goodwill impairment through December 31, 2023. Additional information regarding our goodwill is included in Note 7 to the consolidated financial statements.
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
Income Taxes
The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws, including certain complexities attributed to our global footprint. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish a liability for known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. In establishing a liability for known tax exposures, assumptions are made in determining whether, and the extent to which, a tax position will be sustained. A tax benefit with respect to a tax position is recognized only when it is more likely than not to be sustained upon examination by the relevant taxing authority, based on its technical merits, considering the facts and circumstances available as of the reporting date. The amount of tax benefit recognized reflects the largest benefit that we believe is more likely than not to be realized on settlement with the relevant taxing authority. As additional information becomes available, we evaluate our tax positions and appropriately adjust our liability for known tax exposures.
We maintain net operating loss carryforwards in various taxing jurisdictions, resulting in the establishment of deferred tax assets. We establish a valuation allowance against our deferred tax assets when, based upon the weight of all available evidence, we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we have considered the relative impact of all of the available positive and negative evidence regarding future sources of taxable income and available tax planning strategies. However, there could be a material impact to our effective income tax rate if there is a significant change in our judgment. To the extent our judgment changes, the valuation allowances are then adjusted as appropriate, generally through the provision for income taxes, in the period in which the change in facts and circumstances occurs. Additional information regarding our income taxes is included in Note 17 to the consolidated financial statements.
Results of Operations
Components of Revenue and Expenses
The following summary describes the components of revenue and expenses as presented in our consolidated statements of income.
Processing and Services
Processing and services revenue, which represented 82% of our total revenue in 2023, is primarily generated from account- and transaction-based fees under multi-year contracts. Processing and services revenue is most reflective of our business performance as a significant amount of our total operating profit is generated by these services. Cost of processing and services consists of costs directly associated with providing services to clients and includes the following: personnel; equipment and data communication; infrastructure costs, including costs to maintain software applications; client support; certain depreciation and amortization; and other operating expenses.
Product
Product revenue, which represented 18% of our total revenue in 2023, is derived from print and card production sales, as well as software license and hardware (primarily POS devices) sales. Cost of product consists of costs directly associated with the products sold and includes the following: costs of materials and postage; software development; hardware costs (primarily POS devices); personnel; infrastructure costs; certain depreciation and amortization; and other costs directly associated with product revenue.
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

	Year Ended December 31,
	2023	2022	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2023	2022	$	%
Revenue:
Processing and services	$15,630	$14,460	81.9%	81.5%	$1,170	8%
Product	3,463	3,277	18.1%	18.5%	186	6%
Total revenue	19,093	17,737	100.0%	100.0%	1,356	8%
Expenses:
Cost of processing and services	5,332	5,771	34.1%	39.9%	(439)	(8)%
Cost of product	2,338	2,221	67.5%	67.8%	117	5%
Sub-total	7,670	7,992	40.2%	45.1%	(322)	(4)%
Selling, general and administrative	6,576	6,059	34.4%	34.2%	517	9%
Net gain on sale of businesses and other assets	(167)	(54)	(0.9)%	(0.3)%	113	n/m
Total expenses	14,079	13,997	73.7%	78.9%	82	1%
Operating income	5,014	3,740	26.3%	21.1%	1,274	34%
Interest expense, net	(976)	(733)	(5.1)%	(4.1)%	243	33%
Other expense, net	(140)	(94)	(0.7)%	(0.5)%	46	49%
Income before income taxes and (loss) income from investments in unconsolidated affiliates	3,898	2,913	20.4%	16.4%	985	34%
Income tax provision	(754)	(551)	(3.9)%	(3.1)%	203	37%
(Loss) income from investments in unconsolidated affiliates	(15)	220	(0.1)%	1.2%	(235)	n/m
Net income	3,129	2,582	16.4%	14.6%	547	21%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	61	52	0.3%	0.3%	9	17%
Net income attributable to Fiserv, Inc.	$3,068	$2,530	16.1%	14.3%	$538	21%
(1)Percentage of revenue is calculated as the relevant revenue, expense, or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Year Ended December 31,
(In millions)	Acceptance		Fintech		Payments		Corporate and Other	Total
Total revenue:
2023	$8,132		$3,171		$6,696		$1,094	$19,093
2022	7,292		3,170		6,262		1,013	17,737
Revenue growth	$840		$1		$434		$81	$1,356
Revenue growth percentage	12%		—%		7%			8%
Operating income (loss):
2023	$2,856		$1,159		$3,189		$(2,190)	$5,014
2022	2,321		1,157		2,823		(2,561)	3,740
Operating income growth	$535		$2		$366		$371	$1,274
Operating income growth percentage	23%		—%		13%			34%
Operating margin:
2023	35.1%		36.6%		47.6%			26.3%
2022	31.8%		36.5%		45.1%			21.1%
Operating margin growth (1)	330	bps	10	bps	250	bps		520	bps
(1)Represents the basis point growth in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $1,356 million, or 8%, in 2023 compared to 2022. The revenue increase was primarily driven by higher global processing revenue, partially offset by a 3% decrease due to foreign currency exchange rate fluctuations in 2023.
Revenue in our Acceptance segment increased $840 million, or 12%, in 2023 compared to 2022. The revenue increase was driven by higher merchant acquiring payment volume, primarily from our international operations, as well as higher global merchant acquiring transaction volume. The revenue increase also included contributions from our Clover and Carat operating systems and the expansion of our merchant relationships through value-added services. Acceptance segment revenue growth was partially offset by an 8% decrease due to foreign currency exchange rate fluctuations in 2023.
Revenue in our Fintech segment was relatively flat in 2023 compared to 2022. An increase in Fintech segment processing revenue was primarily offset by a $54 million decrease in license and termination fee revenue in 2023.
Revenue in our Payments segment increased $434 million, or 7%, in 2023 compared to 2022. In 2023, our debit and credit processing businesses each contributed 2% to Payments segment revenue growth, primarily driven by an increase in debit transactions and active accounts, respectively. Our Zelle® and Output Solutions businesses each contributed 1% to Payments segment revenue growth in 2023, driven by an increase in transactions and favorable product mix, respectively.
Revenue at Corporate and Other increased $81 million, or 8%, in 2023 compared to 2022, primarily due to increased postage revenue from postage rate increases during 2023.
Total Expenses
Total expenses increased $82 million, or 1%, in 2023 compared to 2022. Total expenses as a percentage of total revenue decreased 520 basis points to 73.7% in 2023 compared to 2022. Total expenses as a percentage of total revenue were favorably impacted in 2023 by a reduction in amortization of acquisition-related intangible assets and severance costs of approximately 100 basis points and 70 basis points, respectively. Total expenses as a percentage of total revenue were also favorably impacted by a $172 million pre-tax gain on the sale of our financial reconciliation business in 2023. The remaining decrease in total expenses as a percentage of total revenue was due to operating leverage across our various businesses.
Cost of processing and services as a percentage of processing and services revenue decreased to 34.1% in 2023 compared to 39.9% in 2022. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in 2023 by strong operating leverage accompanying scalable revenue growth and expense management initiatives.
Cost of product as a percentage of product revenue decreased slightly to 67.5% in 2023 compared to 67.8% in 2022. The cost of product as a percentage of product revenue in 2023 was impacted by revenue mix between license fee and hardware revenue.

Selling, general and administrative expenses as a percentage of total revenue increased slightly to 34.4% in 2023 compared to 34.2% in 2022. Selling, general and administrative expenses as a percentage of total revenue in 2023 included an increase in personnel costs and payments to our distribution partners, offset by a reduction in amortization of acquisition-related intangible assets of approximately 90 basis points.
The net gain on sale of businesses and other assets in 2023 primarily included a $172 million pre-tax gain from the sale of our financial reconciliation business. The net gain on sale of businesses and other assets in 2022 of $54 million included a $137 million pre-tax gain from the sale of certain merchant contracts in conjunction with the mutual termination of one of our merchant alliance joint ventures and a $44 million pre-tax gain from the sale of Fiserv Costa Rica, S.A. and our SIS operations. The gains in 2022 were partially offset by a $127 million pre-tax loss from the sale of our Korea operations.
Operating Income and Operating Margin
Total operating income increased $1,274 million, or 34%, in 2023 compared to 2022. Total operating margin increased 520 basis points to 26.3% in 2023 compared to 2022. Total operating income and total operating margin benefited from scalable revenue growth, along with a reduction in amortization of acquisition related intangible assets and severance costs. Total operating margin in 2023 was also favorably impacted by a $172 million pre-tax gain from the sale of our financial reconciliation business.
Operating income in our Acceptance segment increased $535 million, or 23%, in 2023 compared to 2022. Operating margin increased 330 basis points to 35.1% in 2023 compared to 2022. Operating income and operating margin growth in our Acceptance segment was primarily due to operating leverage.
Operating income and operating margin in our Fintech segment was relatively flat in 2023 compared to 2022. Operating income and operating margin growth in our Fintech segment from operating leverage and expense management initiatives was primarily offset by a $54 million decrease in high margin license and termination fee revenue.
Operating income in our Payments segment increased $366 million, or 13%, in 2023 compared to 2022. Operating margin increased 250 basis points to 47.6% in 2023 compared to 2022. Payments segment operating income and margin growth in 2023 was primarily due to scalable revenue growth from our debit and credit processing businesses, as well as expense management initiatives in 2023.
The operating loss in Corporate and Other decreased $371 million in 2023 compared to 2022. The operating loss in 2023 was favorably impacted by a reduction of $191 million and $135 million in amortization of acquisition related intangible assets and severance costs, respectively. The operating loss in 2023 included a $172 million pre-tax gain on the sale of our financial reconciliation business and in 2022 a $54 million net pre-tax gain, attributed to the sale of businesses and other assets, as described above.
Interest Expense, Net
Interest expense, net increased $243 million, or 33%, in 2023 compared to 2022 due to our public offering and issuance of $1.8 billion, 800 million Euros and $2.0 billion of higher fixed-rate senior notes in March 2023, May 2023 and August 2023, respectively, as well as increased variable rate borrowings associated with our settlement advance cash program in Latin America.
Other Expense, Net
Other expense, net increased $46 million in 2023 compared to 2022. Other expense, net includes foreign currency transaction gains and losses, gains or losses from a change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Net foreign currency transaction losses increased $114 million in 2023, including devaluation losses from the remeasurement of our Argentina subsidiary’s monetary assets and liabilities in Argentina’s highly inflationary economy. Other expense, net in 2022 included net pre-tax expense of $48 million associated with joint venture debt guarantees.
Income Tax Provision
Income tax provision as a percentage of income before income taxes and (loss) income from investments in unconsolidated affiliates was 19.3% and 18.9% in 2023 and 2022, respectively.
The effective income tax rate for both 2023 and 2022 included discrete tax benefits from subsidiary restructurings and equity compensation related tax benefits. The effective income tax rate for 2023 also included tax benefits from the purchase of transferable federal tax credits.

(Loss) Income from Investments in Unconsolidated Affiliates
Our share of net (loss) income from unconsolidated affiliates accounted for using the equity method is reported as (loss) income from investments in unconsolidated affiliates, and the related tax benefit (expense) is reported within the income tax provision in the consolidated statements of income. (Loss) income from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $(15) million and $220 million in 2023 and 2022, respectively. Income from investments in unconsolidated affiliates in 2022 included pre-tax net gains totaling $209 million, primarily related to the acquisition-date fair value remeasurement of our previously held equity interest in Finxact of $110 million, as well as $80 million resulting from the dilution of our ownership interest in conjunction with the Sagent M&C, LLC transaction with a third party.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $61 million and $52 million in 2023 and 2022, respectively.
Net Income Per Share - Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $4.98 and $3.91 in 2023 and 2022, respectively. In addition to the favorable impacts to net income attributable to Fiserv, Inc. described above, we repurchased 40.0 million shares of our common stock, reducing diluted weighted average outstanding shares by 5% for the full year.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $1.2 billion, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $2.2 billion (net of outstanding revolver borrowings and $3.8 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due in 2024 and letters of credit) at December 31, 2023.
The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Year Ended December 31,		Increase (Decrease)
(In millions)	2023	2022	$	%
Net income	$3,129	$2,582	$547
Depreciation and amortization	3,162	3,212	(50)
Share-based compensation	342	323	19
Deferred income taxes	(511)	(558)	47
Net gain on sale of businesses and other assets	(167)	(54)	(113)
Loss (income) from investments in unconsolidated affiliates	15	(220)	235
Distributions from unconsolidated affiliates	55	73	(18)
Non-cash impairment charges	—	14	(14)
Net changes in working capital and other	(863)	(754)	(109)
Net cash provided by operating activities	$5,162	$4,618	$544	12%
Capital expenditures, including capitalized software and other intangibles	$1,388	$1,479	$(91)	(6)%
Our operating cash flow was $5.2 billion in 2023, an increase of 12% compared with $4.6 billion in 2022. This increase was attributable to improved profitability and corresponding cash flows, partially offset by higher working capital use.

We maintain investments in various affiliates that are accounted for as equity method investments. Total distributions from unconsolidated affiliates, including those classified as cash flows from investing activities, were $191 million and $211 million during 2023 and 2022, respectively.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 7% and 8% of our total revenue in 2023 and 2022, respectively.
Cash Requirements
The following table details our future cash requirements under certain contractual obligations at December 31, 2023:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including interest (1) (2)	$28,937	$1,576	$5,322	$9,120	$12,919
Minimum finance lease payments (1)	686	216	336	128	6
Minimum operating lease payments (1) (2)	946	131	239	190	386
Purchase obligations (1) (3)	1,890	688	768	292	142
Income tax obligations	84	5	10	23	46
Total	$32,543	$2,616	$6,675	$9,753	$13,499
(1)Interest, finance lease, operating lease and purchase obligations are reported on a pre-tax basis.
(2)The calculations assume that only mandatory debt repayments are made, no additional refinancing or lending occurs, except for our 2.750% senior notes due in July 2024, and U.S. dollar and Euro commercial paper notes programs as we have the intent to refinance this debt on a long-term basis through the issuance of new commercial paper notes upon maturity, and we have the ability to do so under our revolving credit facility maturing in June 2027. The variable rate on the revolving credit facility is priced at the rate in effect at December 31, 2023.
(3)Represents enforceable and legally binding agreements to purchase goods or services based on signed contracts as of December 31, 2023.
Share Repurchases
On August 8, 2023, we repurchased 4.1 million shares of our common stock for $121.98 per share in a privately negotiated transaction with ValueAct Capital Master Fund, L.P. for an aggregate purchase price of $500 million. Including this transaction, we repurchased $4.7 billion and $2.5 billion of our common stock in 2023 and 2022, respectively. On February 22, 2023, our board of directors approved a repurchase authorization for an additional 75.0 million shares. As of December 31, 2023, we had approximately 52.0 million shares remaining under our then existing repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
Acquisitions of Businesses
We acquired Skytef in October 2023 and Sled in November 2023 for an aggregate purchase price, including hold-backs, of approximately $17 million. We acquired Yacaré and Merchant One in December 2022, NexTable in September 2022 and City POS in June 2022. Additionally, we acquired the remaining majority controlling ownership interest in Finxact in April 2022. We acquired these businesses in 2022 for an aggregate purchase price of $994 million, net of $28 million of acquired cash, and including earn-out provisions estimated at a fair value of $6 million.
We funded these acquisitions by utilizing a combination of available cash and proceeds from the issuance of commercial paper. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Dispositions of Businesses
We sold our financial reconciliation business in July 2023 for cash proceeds of $235 million. Net proceeds from the sale were primarily used to pay down indebtedness and repurchase shares of our common stock.
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
Indebtedness
Our debt consisted of the following at:

	December 31,
(In millions)	2023	2022
Short-term and current maturities of long-term debt:
Foreign lines of credit	$442	$198
Finance lease and other financing obligations	313	270
Total short-term and current maturities of long-term debt	$755	$468

Long-term debt:
0.375% senior notes due July 2023 (Euro-denominated)	$—	$531
3.800% senior notes due October 2023	—	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	672	632
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	555	531
5.450% senior notes due March 2028	900	—
5.375% senior notes due August 2028	700	—
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	555	531
4.500% senior notes due May 2031 (Euro-denominated)	889	—
3.000% senior notes due July 2031 (British Pound-denominated)	672	632
5.600% senior notes due March 2033	900	—
5.625% senior notes due August 2033	1,300	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	418	2,329
Euro commercial paper notes	1,321	1,210
Revolving credit facility	74	35
Term loan facility	—	200
Unamortized discount and deferred financing costs	(145)	(120)
Finance lease and other financing obligations	652	539
Total long-term debt	$22,363	$20,950

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
At December 31, 2023, our debt consisted primarily of $20.0 billion of fixed-rate senior notes and $1.7 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion, and interest on our term loan was paid monthly.
At December 31, 2023, the 2.750% senior notes due in July 2024 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis and the ability to do so under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.

Variable Rate Debt
Our variable rate debt consisted of the following at December 31, 2023:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	n/a	63.060%	$442
U.S. dollar commercial paper notes	various	5.454%	418
Euro commercial paper notes	various	4.029%	1,321
Revolving credit facility	June 2027	6.450%	74
Total variable rate debt		15.882%	$2,255
We maintain certain short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund settlement activity associated with operations in Latin America. We entered into an annually renewable term loan facility, which was fully funded in April 2023, to fund settlement advance cash payments in Brazil. This term loan has a notional value of 514 million Brazilian real ($106 million U.S. dollar equivalent) at December 31, 2023 that matures in April 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin of 1.70% per annum.
The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at December 31, 2023:

	Outstanding Borrowings (in millions)	Weighted-Average Interest Rate
Argentina	$208	121.581%
Brazil	123	13.500%
Uruguay	55	11.125%
Other	56	4.912%
Total	$442	63.060%
We maintain unsecured U.S. dollar and Euro commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
We also maintain a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable rate based on a Secured Overnight Financing Rate (SOFR) or a base rate in the case of U.S. dollar borrowings, in each case, plus a specified margin based on our long-term debt rating in effect from time to time. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
Debt Covenants and Compliance
The indentures governing our senior notes contain covenants that, among other matters, limit (i) our ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, (ii) our and certain of our subsidiaries’ ability to create or assume liens, and (iii) our and certain of our subsidiaries’ ability to engage in sale and leaseback transactions. We may, at our option, redeem the senior notes, in whole or in part, at any time and from time to time, at the applicable redemption price.
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

During the year ended December 31, 2023, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at December 31, 2023 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $24 million of outstanding borrowings on the revolving credit facilities at December 31, 2023. We have guaranteed the debt of the Lending Joint Ventures and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations. We maintained a liability of $31 million at December 31, 2023 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $23 million at December 31, 2023, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so.
Other
Access to capital markets impacts our cost of capital and our ability to refinance maturing debt and fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2023, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities. As of December 31, 2023, we had a commercial paper credit rating of P-2 from Moody’s and A-2 from S&P.
The interest rates payable on certain of our senior notes and commercial paper notes programs are subject to adjustment from time to time if Moody’s or S&P changes the debt rating applicable to the notes. If the ratings from Moody’s or S&P decrease below investment grade, the per annum interest rates on certain senior notes are subject to increase by up to two percent. In no event will the total increase in the per annum interest rates exceed two percent above the original interest rates, nor will the per annum interest rate be reduced below the original interest rate applicable to the senior notes.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of 90 days or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets.
The table below details our cash and cash equivalents held at:

	December 31,
(In millions)	2023	2022
Available	$450	$288
Unavailable (1)	754	614
Total	$1,204	$902
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
Interest Rate Risk
In addition to existing cash and cash equivalents balances and cash provided by operating activities, we use a combination of fixed- and variable-rate debt instruments to finance our operations. We are exposed to interest rate risk on certain of these debt obligations. We had fixed- and variable-rate debt, excluding finance leases and other financing obligations, with varying maturities for an aggregate carrying amount of $20.0 billion and $2.3 billion, respectively, at December 31, 2023. Our fixed-rate debt at December 31, 2023 primarily consisted of fixed-rate senior notes with a fair value of $19.3 billion, based on matrix pricing which considers readily observable inputs of comparable securities. The potential change in fair value of our fixed-rate senior notes from a hypothetical 1% change in market interest rates would not alone impact any decisions to repurchase our outstanding fixed-rate debt instruments before their maturity. Our variable-rate debt at December 31, 2023 primarily consisted of outstanding U.S. dollar and Euro commercial paper and borrowings on our variable rate foreign lines of credit. Based on our outstanding debt balances and interest rates at December 31, 2023, a hypothetical 1% increase in market interest rates related to our variable-rate debt would increase annual interest expense by approximately $23 million. This sensitivity analysis assumes the outstanding debt balances at December 31, 2023 and the change in market interest rates is applicable for an entire year.
In connection with processing electronic payments transactions, funds received from subscribers are invested into short-term, highly liquid investments from the time we collect the funds until payments are made to the applicable recipients. Fluctuations in market interest rates affect the interest-related income that we earn on these investments. We also earn interest on intermediary settlement cash balances received from agents, payment networks, bank partners, merchants or direct consumers that we hold on behalf of merchants until the funding becomes due to the merchants or payees. Subscriber funds and intermediary settlement cash balances earning interest averaged $3.4 billion during the year ended December 31, 2023. The interest earned on subscriber funds and intermediary settlement cash is recorded as a component of total revenue in the consolidated statements of income. During the year ended December 31, 2023, a hypothetical 1% decrease in market interest rates would decrease the annual interest-related income by approximately $34 million. This sensitivity analysis uses the average subscriber fund and intermediary settlement cash balances during the year ended December 31, 2023 and assumes the change in market interest rates is applicable for an entire year.
Our risk with regard to interest rate fluctuations is largely mitigated by the offsetting impacts associated with our variable-rate debt and interest earning liquid investments associated with subscriber funds and intermediary settlement cash.
Foreign Currency Risk
We conduct business globally and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions. We manage the exposure to these risks through the use of foreign currency forward exchange contracts, fixed-to-fixed cross-currency rate swap contracts and non-derivative net investment hedges. Translation gains and losses from non-U.S. subsidiaries are generally reflected as a component of accumulated other comprehensive loss within shareholders’ equity on the consolidated balance sheets. For subsidiaries located in highly inflationary economies, the financial statements are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than in shareholders’ equity. The remeasurement of monetary assets and liabilities of our Argentina subsidiary resulted in net pre-tax foreign currency exchange losses of $164 million and $52 million during the years ended December 31, 2023 and 2022, respectively.
Our exposure to foreign currency exchange risks generally arise from our international operations to the extent they are conducted in local currency. Approximately 15% of our total revenue was generated internationally in 2023. The major currencies to which our revenues are exposed are the Argentine Peso, Brazilian Real, British Pound, Euro and Indian Rupee.
A strengthening or weakening of the U.S. dollar, relative to the currencies in which our income is denominated, by 10% would have resulted in a decrease or increase, respectively, in our reported operating income as follows:

	Year Ended December 31,
(In millions)	2023	2022
EMEA (Europe, Middle East and Africa)	$1	$5
APAC (Asia-Pacific)	—	1
LATAM (Latin America)	51	9
Total increase or decrease	$52	$15
We maintain foreign currency forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. At December 31, 2023, the notional amount of these derivatives was $443 million, with a fair value of $2 million. In addition, we maintain fixed-to-fixed cross-currency rate swap contracts to hedge a portion of our net investment in certain subsidiaries whose functional currencies are in the Euro and Singapore Dollar. At December 31, 2023, aggregate notional fixed-to-fixed cross-currency rate swaps of 400 million Euros and 751 million Singapore Dollars were designated as net investment hedges. We also designated certain of our Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of our net investment in certain subsidiaries whose functional currencies are the Euro and British Pound. Additionally, we maintain fixed-to-fixed cross-currency swap contracts, designated as fair value hedges, to mitigate the spot foreign exchange rate risk on the principal amount of certain foreign currency denominated debt.

Item 8.  Financial Statements and Supplementary Data

Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Processing and services (1)	$15,630	$14,460	$13,307
Product	3,463	3,277	2,919
Total revenue	19,093	17,737	16,226
Expenses:
Cost of processing and services	5,332	5,771	6,084
Cost of product	2,338	2,221	2,044
Selling, general and administrative	6,576	6,059	5,810
Net gain on sale of businesses and other assets	(167)	(54)	—
Total expenses	14,079	13,997	13,938
Operating income	5,014	3,740	2,288
Interest expense, net	(976)	(733)	(693)
Other (expense) income, net	(140)	(94)	71
Income before income taxes and (loss) income from investments in unconsolidated affiliates	3,898	2,913	1,666
Income tax provision	(754)	(551)	(363)
(Loss) income from investments in unconsolidated affiliates	(15)	220	100
Net income	3,129	2,582	1,403
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	61	52	69
Net income attributable to Fiserv, Inc.	$3,068	$2,530	$1,334

Net income attributable to Fiserv, Inc. per share:
Basic	$5.02	$3.94	$2.01
Diluted	$4.98	$3.91	$1.99

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	611.7	642.3	662.6
Diluted	615.9	647.9	671.6
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $178 million, $201 million and $203 million for the years ended December 31, 2023, 2022 and 2021, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$3,129	$2,582	$1,403
Other comprehensive income (loss):
Fair market value adjustment on derivatives	14	(15)	8
Reclassification adjustment for net realized losses (gains) on cash flow hedges included in cost of processing and services	4	2	(10)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	15	19	21
Tax impacts of derivatives	(8)	(2)	(5)
Unrealized gain (loss) on defined benefit pension plans	7	(78)	67
Tax impacts of defined benefit pension plans	(2)	18	(17)
Foreign currency translation	288	(421)	(497)
Reclassification adjustment for accumulated foreign currency translation impacts from the sale of foreign entities included in net gain on sale of businesses and other assets	10	56	—
Tax impacts of foreign currency translation	68	(73)	36
Total other comprehensive income (loss)	396	(494)	(397)
Comprehensive income	$3,525	$2,088	$1,006
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	61	52	69
Less: other comprehensive loss attributable to noncontrolling interests	(10)	(50)	(39)
Comprehensive income attributable to Fiserv, Inc.	$3,474	$2,086	$976

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$1,204	$902
Trade accounts receivable, less allowance for doubtful accounts	3,582	3,585
Prepaid expenses and other current assets	2,344	1,575
Settlement assets	27,681	21,482
Total current assets	34,811	27,544
Property and equipment, net	2,161	1,958
Customer relationships, net	7,075	8,424
Other intangible assets, net	4,135	3,991
Goodwill	37,205	36,811
Contract costs, net	968	905
Investments in unconsolidated affiliates	2,262	2,403
Other long-term assets	2,273	1,833
Total assets	$90,890	$83,869
Liabilities and Equity
Accounts payable and accrued expenses	$4,355	$3,883
Short-term and current maturities of long-term debt	755	468
Contract liabilities	761	625
Settlement obligations	27,681	21,482
Total current liabilities	33,552	26,458
Long-term debt	22,363	20,950
Deferred income taxes	3,078	3,602
Long-term contract liabilities	250	235
Other long-term liabilities	978	936
Total liabilities	60,221	52,181
Commitments and Contingencies (see Note 18)
Redeemable Noncontrolling Interests	161	161
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,103	23,011
Accumulated other comprehensive loss	(783)	(1,189)
Retained earnings	20,444	17,376
Treasury stock, at cost, 190 million and 154 million shares, respectively	(12,915)	(8,378)
Total Fiserv, Inc. shareholders’ equity	29,857	30,828
Noncontrolling interests	651	699
Total equity	30,508	31,527
Total liabilities and equity	$90,890	$83,869

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Equity
(In millions)

	Fiserv, Inc. Shareholders’ Equity

	Number of Shares		Amount
	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	789	121	$8	$23,643	$(387)	$13,441	$(4,375)	$740	$33,070
Net income (1)						1,334		25	1,359
Distributions paid to noncontrolling interests (2)								(6)	(6)
Change in redemption value of redeemable noncontrolling interest (see Note 13)				(18)					(18)
Other comprehensive loss					(287)			(39)	(326)
Prior period adjustment (see Note 9)					(71)	71			—
Share-based compensation				239					239
Shares issued under stock plans		(5)		(293)			212		(81)
Purchases of treasury stock		23					(2,565)		(2,565)
Retirement of treasury stock (see Note 19)	(5)	(5)		(588)			588		—
Balance at December 31, 2021	784	134	8	22,983	(745)	14,846	(6,140)	720	31,672
Net income (1)						2,530		24	2,554
Distributions paid to noncontrolling interests (2)								(8)	(8)
Other comprehensive loss					(444)			(50)	(494)
Share-based compensation				323					323
Shares issued under stock plans		(5)		(295)			262		(33)
Purchases of treasury stock		25					(2,500)		(2,500)
Capital contribution from noncontrolling interest								13	13
Balance at December 31, 2022	784	154	8	23,011	(1,189)	17,376	(8,378)	699	31,527
Net income (1)						3,068		35	3,103
Distributions paid to noncontrolling interests (2)								(8)	(8)
Acquisition of noncontrolling interest of consolidated subsidiary (3)				6				(65)	(59)
Other comprehensive income (loss)					406			(10)	396
Share-based compensation				342					342
Shares issued under stock plans		(4)		(256)			207		(49)
Purchases of treasury stock		40					(4,744)		(4,744)
Balance at December 31, 2023	784	190	$8	$23,103	$(783)	$20,444	$(12,915)	$651	$30,508
(1)The total net income presented in the consolidated statements of equity for the years ended December 31, 2023, 2022 and 2021 is different than the amount presented in the consolidated statements of income due to the net income attributable to redeemable noncontrolling interests of $26 million, $28 million and $44 million, respectively, not included in equity.
(2)The total distributions presented in the consolidated statements of equity for the years ended December 31, 2023, 2022 and 2021 exclude $26 million, $34 million and $43 million, respectively, in distributions paid to redeemable noncontrolling interests, and for the year ended December 31, 2021, excludes $13 million in distributions related to the dissolution of the Banc of America Merchant Services joint venture, not included in equity.
(3)The Company acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, during the year ended December 31, 2023. The Company previously held a majority controlling financial interest in this consolidated subsidiary.
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$3,129	$2,582	$1,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,479	1,320	1,158
Amortization of acquisition-related intangible assets	1,642	1,849	2,038
Amortization of financing costs and debt discounts	41	43	52
Share-based compensation	342	323	239
Deferred income taxes	(511)	(558)	(262)
Net gain on sale of businesses and other assets	(167)	(54)	—
Loss (income) from investments in unconsolidated affiliates	15	(220)	(100)
Distributions from unconsolidated affiliates	55	73	34
Non-cash impairment charges	—	14	15
Other operating activities	49	(10)	(48)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	23	(770)	(358)
Prepaid expenses and other assets	(790)	(253)	(248)
Contract costs	(246)	(290)	(269)
Accounts payable and other liabilities	(54)	511	303
Contract liabilities	155	58	77
Net cash provided by operating activities	5,162	4,618	4,034
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(1,388)	(1,479)	(1,160)
Net proceeds from sale of businesses and other assets	234	246	—
Payments for acquisition of businesses, net of cash acquired	(13)	(988)	(848)
Distributions from unconsolidated affiliates	136	138	115
Purchases of investments	(39)	(52)	(256)
Proceeds from sale of investments	5	23	519
Other investing activities	(3)	—	—
Net cash used in investing activities	(1,068)	(2,112)	(1,630)
Cash flows from financing activities:
Debt proceeds	5,567	1,624	6,435
Debt repayments	(3,015)	(3,315)	(7,881)
Net (repayments of) proceeds from commercial paper and short-term borrowings	(1,456)	1,837	1,741
Payments of debt financing costs	(38)	(10)	—
Proceeds from issuance of treasury stock	101	149	140
Purchases of treasury stock, including employee shares withheld for tax obligations	(4,827)	(2,677)	(2,786)
Settlement activity, net	(527)	(78)	711
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(34)	(42)	(62)
Payment to acquire noncontrolling interest of consolidated subsidiary	(56)	—	—
Payments of acquisition-related contingent consideration	(35)	(2)	(37)
Other financing activities	(36)	36	(2)
Net cash used in financing activities	(4,356)	(2,478)	(1,741)
Effect of exchange rate changes on cash and cash equivalents	33	(41)	(27)
Net change in cash and cash equivalents	(229)	(13)	636
Cash and cash equivalents, beginning balance	3,192	3,205	2,569
Cash and cash equivalents, ending balance	$2,963	$3,192	$3,205

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Description of the Business
Fiserv, Inc. and its subsidiaries (collectively, the “Company”) is a leading global provider of payments and financial services technology solutions, serving clients that include merchants, banks, credit unions, other financial institutions and corporate clients. The Company provides account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale (“POS”) and business management platform. The Company’s reportable segments are Merchant Acceptance (“Acceptance”), Financial Technology (“Fintech”) and Payments and Network (“Payments”).
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a majority controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is typically established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within (loss) income from investments in unconsolidated affiliates, and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest of between 20% and 50%; however, for partnerships and limited liability companies, an ownership interest of between 3% and 50% or board of director representation may also constitute significant influence.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less and are stated at cost in the consolidated balance sheets, which approximates market value. Cash and cash equivalents that are restricted from use due to regulatory or other requirements are included in other long-term assets in the consolidated balance sheets. Cash and cash equivalents held on behalf of merchants and other payees are included in settlement assets in the consolidated balance sheets. The changes in settlement cash and cash equivalents are included in settlement activity, net within cash flows from financing activities in the consolidated statements of cash flows.

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

	December 31,
(In millions)	2023	2022	2021
Cash and cash equivalents on the consolidated balance sheets	$1,204	$902	$835
Cash and cash equivalents included in settlement assets (see Note 5)	1,756	2,283	2,361
Other restricted cash	3	7	9
Total cash and cash equivalents on the consolidated statements of cash flows	$2,963	$3,192	$3,205
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $86 million and $52 million at December 31, 2023 and 2022, respectively.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $423 million and $431 million at December 31, 2023 and 2022, respectively. Other current assets, including net income tax receivables, Clover Capital cash advances and settlement advance cash payments, totaled $1,921 million and $1,144 million at December 31, 2023 and 2022, respectively. The net income tax receivable balance, including receivables associated with transferable federal tax credits (see Note 17), was $534 million at December 31, 2023.
The Company offers merchants advance access to capital through its Clover Capital cash advance program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under the Clover Capital program were $281 million and $164 million at December 31, 2023 and 2022, respectively. The Company maintained a reserve of $12 million and $7 million at December 31, 2023 and 2022, respectively, based on an estimate of uncollectible amounts.
The Company also offers merchants within its international operations advance access to capital by providing them the opportunity to receive settlement cash payments in advance in exchange for their receivables from card issuers, including when the cardholders have elected to pay over time in installments. The Company maintains short-term lines of credit with foreign banks and alliance partners to fund such anticipated settlement activity (see Note 12). These local currency denominated arrangements are primarily associated with the Company’s operations in Latin America, the most significant of which are denominated in Argentine Peso and Brazilian Real. The Company’s outstanding cash advances from card issuers related to this settlement funding activity were $381 million and $264 million at December 31, 2023 and 2022, respectively.
Settlement Assets and Obligations
Settlement assets and obligations represent intermediary balances arising from the settlement process, which involves the transfer of funds among card issuers, payment networks, processors, merchants and consumers, and collateral amounts held to manage merchant credit risk, primarily associated with the Company’s merchant acquiring services. As a processor, the Company facilitates the clearing and settlement activity for the merchant and records settlement assets and obligations upon processing a payment transaction. Settlement assets represent cash received or amounts receivable from agents, payment networks, bank partners, merchants or direct consumers. Settlement obligations represent amounts payable to merchants and payees.
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
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $80 million, $62 million and $41 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The amount of merchant collateral available to the Company was $0.7 billion and $1.5 billion at December 31, 2023 and 2022, respectively. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $36 million and $29 million at December 31, 2023 and 2022, respectively.
Property and Equipment
Property and equipment is reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. Property and equipment consisted of the following:

		December 31,
(In millions)	Estimated Useful Lives	2023	2022
Land	—	$48	$47
Data processing equipment	3 to 5 years	3,630	3,025
Buildings and leasehold improvements	5 to 40 years	801	724
Furniture and equipment	5 to 8 years	365	370
		4,844	4,166
Less: Accumulated depreciation		(2,683)	(2,208)
Total		$2,161	$1,958
Depreciation expense for all property and equipment totaled $566 million, $555 million and $498 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Intangible Assets
Customer related intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over their estimated useful lives, generally ten to twenty years. Acquired software and technology represents software and technology intangible assets obtained as part of acquired businesses and is amortized using the straight-

line method over their estimated useful lives, generally four to ten years. Trade names are amortized using the straight-line method over their estimated useful lives, generally eight to twenty years. Non-compete agreements are amortized using the straight-line method over their estimated useful lives, generally four to five years.
Purchased software represents software licenses purchased from third parties and is amortized using the straight-line method over their estimated useful lives, generally five years.
The Company continually develops, maintains and enhances its products and systems. Product development expenditures represented approximately 7% of the Company’s total revenue for each of the years ended December 31, 2023, 2022 and 2021. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.
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
The Company elected to perform a quantitative test for certain reporting units, including those that changed in composition or where the prior year’s amount of excess fair value over carrying value was of a lower magnitude, and tested the remainder of its reporting units using a qualitative approach. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2023 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test for certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. Additionally, a significant change in a merchant alliance business relationship or operating performance could result in a material goodwill impairment charge. There is no accumulated goodwill impairment for the Company through December 31, 2023. Additional information regarding the Company’s goodwill is included in Note 7 to the consolidated financial statements.

Asset Impairment
The Company reviews property and equipment, lease right-of-use (“ROU”) assets, intangible assets and its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reviews capitalized software development costs for impairment at each reporting date. Recoverability of property and equipment, lease ROU assets, capitalized software development costs and other intangible assets is assessed by comparing the carrying amount of the asset to either the undiscounted future cash flows expected to be generated by the asset or the net realizable value of the asset, depending on the type of asset. The Company assesses lease ROU assets that are exited in advance of the non-cancellable lease terms by comparing the carrying values of the lease ROU assets to the discounted cash flows from estimated sublease payments. The Company’s investments in unconsolidated affiliates are assessed by comparing the carrying amount of the investments to their estimated fair values and are impaired if any decline in fair value is determined to be other than temporary. Measurement of any impairment loss is based on estimated fair value. The estimated fair values of the Company’s investments in unconsolidated merchant alliances assume a continuation beyond the existing contractual term. A renewal of certain of the merchant alliance agreements beyond the current contractual term is not solely within the Company’s control. A significant change in a merchant alliance business relationship could result in a material impairment charge to the carrying value of the equity method investment in such unconsolidated affiliate.
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

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31,
(In millions)	2023	2022
Trade accounts payable	$449	$652
Client deposits	931	871
Transferable federal tax credits (see Note 17)	804	—
Accrued compensation and benefits	344	279
Accrued taxes	203	432
Accrued interest	298	216
Accrued payment network fees	232	219
Operating lease liabilities	118	124
Accrued professional fees	96	108
Other accrued expenses	880	982
Total	$4,355	$3,883
Foreign Currency
The U.S. dollar is the functional currency of the Company’s U.S.-based and certain foreign-based businesses. Where the functional currency differs from the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the reporting period. Gains and losses from foreign currency translation are recorded as a separate component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included in determining net income for the reporting period.
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $164 million, $52 million and $5 million during the years ended December 31, 2023, 2022 and 2021, respectively, which is included within other (expense) income, net within the consolidated statements of income.
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

Employee Benefit Plans
The Company maintains frozen defined benefit pension plans covering certain employees in Europe and the U.S. The Company records actuarial gains/losses and prior service cost in the consolidated balance sheets and recognizes changes in these amounts during the year in which changes occurred through other comprehensive income (loss). Various assumptions were used when computing amounts relating to the Company’s defined benefit pension plan obligations and their associated expenses (including the discount rate and the expected rate of return on plan assets). Certain of these frozen defined benefit pension plans were terminated effective September 30, 2023. Additional information regarding the Company’s employee benefit plans is included in Note 15 to the consolidated financial statements.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of: salaries, wages, commissions and related expenses paid to sales personnel, administrative employees and management; third-party commissions and payments to distribution partners; advertising and promotional costs; certain depreciation and amortization; and other selling and administrative expenses.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Year Ended December 31,
(In millions)	2023	2022	2021
Interest expense	$(1,004)	$(746)	$(696)
Interest income	28	13	3
Interest expense, net	$(976)	$(733)	$(693)
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
Liabilities are established for unrecognized tax benefits, attributable to differences between a tax position taken or expected to be taken in a tax return and the benefit recognized in the financial statements. In establishing a liability for an unrecognized tax benefit, assumptions are made in determining whether, and the extent to which, a tax position will be sustained. A tax position is recognized only when it is more likely than not to be sustained upon examination by the relevant taxing authority, based on its technical merits. The amount of tax benefit recognized reflects the largest benefit the Company believes is more likely than not to be realized upon ultimate settlement. As additional information becomes available, the liability for unrecognized tax benefits is reevaluated and adjusted, as appropriate. Tax benefits ultimately realized can differ from amounts previously recognized due to uncertainties, with any such differences generally impacting the provision for income tax. Additional information regarding the Company’s income taxes is included in Note 17 to the consolidated financial statements.
Net Income Per Share
Net income per share attributable to Fiserv, Inc. in each year is calculated using actual, unrounded amounts. Basic net income per share is computed by dividing net income attributable to Fiserv, Inc. by the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income attributable to Fiserv, Inc. by the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of outstanding stock options, unvested restricted stock units and unvested restricted stock awards, and are computed using the treasury stock method. The Company excluded 0.3 million, 1.7 million and 1.5 million weighted-average shares from the calculations of common stock equivalents for anti-dilutive stock options in 2023, 2022 and 2021, respectively. The computation of shares used in calculating basic and diluted net income per share is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share – basic	611.7	642.3	662.6
Common stock equivalents	4.2	5.6	9.0
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share – diluted	615.9	647.9	671.6
Supplemental Cash Flow Information
Supplemental cash flow information consisted of the following:

	Year Ended December 31,
(In millions)	2023	2022	2021
Interest paid	$879	$703	$648
Income taxes paid	1,219	709	666
Treasury stock purchases settled after the balance sheet date	29	6	—
Software obtained under financing arrangements	188	104	143
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in ASC Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. For public entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The provisions within ASU 2022-03 are to be applied prospectively with any adjustments from the adoption recognized in earnings and disclosed on the date of adoption. The Company adopted ASU 2022-03 effective January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.
In 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which among other items, requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For public entities, the provisions within ASU 2022-02 are to be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 effective January 1, 2023, and the adoption did not have a material impact on the Company’s financial statement disclosures for the year ended December 31, 2023.
Recently Issued Accounting Pronouncements
In 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvement to Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. ASU 2023-09 requires entities to consistently categorize and provide greater disaggregation of information within the income tax reconciliation to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective and statutory tax rates. For public entities, the provisions within ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and for interim periods of fiscal years beginning after

December 15, 2025. The Company is currently assessing the impact the adoption of ASU 2023-09 will have on its consolidated financial statement disclosures.
In 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances and expands the current annual and interim requirements on segment information disclosures. Under the new disclosure requirements, entities will be required to disclose, on an annual and interim basis: significant segment expense categories and amounts for each reportable segment that are included in the reported measure of segment profit or loss and regularly provided to the chief operating decision maker (“CODM”); an aggregate amount and qualitative description of other segment items included in each reported measure of segment profit or loss for each reportable segment; measures of a segment’s profit or loss that are used by the CODM to assess segment performance and decide how to allocate resources; and disclosure of the title and position of the individual or the name of the group identified as the CODM. For public entities, the provisions within ASU 2023-07 are to be applied retrospectively for all comparative periods and are effective for fiscal years beginning after December 15, 2023, and for interim periods of fiscal years beginning after December 15, 2024. The Company is currently assessing the impact the adoption of ASU 2023-07 will have on its consolidated financial statement disclosures.
3. Revenue Recognition
Significant Accounting Policy
ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
Disaggregation of Revenue
The table below presents the Company’s revenue disaggregated by type of revenue, including a reconciliation with its reportable segments. The majority of the Company’s revenue is earned domestically, with revenue generated internationally comprising approximately 15%, 14% and 14% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

(In millions)	Reportable Segments
Type of Revenue	Acceptance	Fintech	Payments	Corporate and Other	Total
Year Ended December 31, 2023
Processing	$6,942	$1,671	$4,902	$23	$13,538
Hardware, print and card production	978	60	1,091	—	2,129
Professional services	25	469	318	—	812
Software maintenance	—	531	40	—	571
License and termination fees	40	198	189	—	427
Output Solutions postage	—	—	—	1,071	1,071
Other	147	242	156	—	545
Total Revenue	$8,132	$3,171	$6,696	$1,094	$19,093

Year Ended December 31, 2022
Processing	$6,226	$1,608	$4,709	$22	$12,565
Hardware, print and card production	918	42	1,036	—	1,996
Professional services	21	484	278	—	783
Software maintenance	—	553	24	—	577
License and termination fees	69	252	114	—	435
Output Solutions postage	—	—	—	989	989
Other	58	231	101	2	392
Total Revenue	$7,292	$3,170	$6,262	$1,013	$17,737

Year Ended December 31, 2021
Processing	$5,511	$1,544	$4,497	$32	$11,584
Hardware, print and card production	830	44	913	—	1,787
Professional services	43	471	265	—	779
Software maintenance	—	557	11	—	568
License and termination fees	47	186	65	—	298
Output Solutions postage	—	—	—	860	860
Other	48	220	82	—	350
Total Revenue	$6,479	$3,022	$5,833	$892	$16,226

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31,
(In millions)	2023	2022	2021
Contract assets	$754	$551	$541
Contract liabilities	1,011	860	810
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily relate to customer discounts where revenue recognition and payment of consideration under the contract is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
During the years ended December 31, 2023 and 2022, contract assets and contract liabilities increased primarily due to customer discounts, customer prepaid maintenance and deferred conversion revenue associated with long-term contracts obtained during the respective year. The Company recognized $625 million and $585 million of revenue during the years ended December 31, 2023 and 2022, respectively, that was included in the contract liabilities balance at the beginning of the year.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing, services and product revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at December 31, 2023:

(In millions)
Year Ending December 31,
2024	$2,435
2025	1,876
2026	1,304
2027	837
Thereafter	799
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
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist of sales commissions incurred only if a contract is obtained, and customer conversion or implementation related costs. Capitalized sales commissions and conversion or implementation costs were as follows:

	December 31,
(In millions)	2023	2022
Capitalized sales commissions	$496	$485
Capitalized conversion or implementation costs	472	420
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. The amortization of capitalized sales commissions is included in selling, general and administrative expenses and amortization of capitalized conversion or implementation costs within cost of processing and services. These costs totaled $195 million, $173 million and $148 million during the years ended December 31, 2023, 2022 and 2021, respectively. Impairment losses recognized during the years ended December 31, 2023, 2022 and 2021 related to capitalized contract costs were not significant.
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
During the year ended December 31, 2023, the Company identified and recorded measurement period adjustments to the preliminary Merchant One purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in an increase to goodwill of $61 million and a corresponding decrease in identifiable intangible assets, including customer relationships. Such measurement period adjustments did not have a material impact on the Company’s consolidated statement of income. The allocation of the purchase price was finalized in the second quarter of 2023 and resulted in the recognition of identifiable intangible assets of $118 million, goodwill of $179 million and other net assets of $6 million. Goodwill, which is deductible for tax purposes, is primarily attributed to the anticipated value created by expanding the reach of the Clover® cloud-based POS and business management platform, and select value-added services that enable the Company to deliver new and innovative capabilities to Merchant One’s clients.
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
Acquisition of Ondot
On January 22, 2021, the Company acquired a remaining ownership interest in Ondot Systems, Inc. (“Ondot”), a digital experience platform provider for financial institutions, for $271 million, net of $13 million of acquired cash and cash equivalents. The Company previously held a noncontrolling equity interest in Ondot, which was accounted for at cost. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $12 million, included within other (expense) income, net in the consolidated statement of income during the year ended December 31, 2021. Ondot is included within the Payments segment and expands the Company’s digital capabilities, enhancing its suite of integrated payments, banking and merchant solutions.
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
Other Acquisitions
On October 9, 2023, the Company acquired Skytef Solucões em Captura de Transações Ltda (“Skytef”), a distributor for independent software vendor partners and merchants of the Company’s Electronic Funds Transfer payments software. Skytef is included within the Acceptance segment and expands the Company’s distribution network and POS applications. On November 1, 2023, the Company acquired Sled S.A. (“Sled”), a provider of instant payment solutions. Sled is included within the

Acceptance segment and expands the Company’s direct payment service capabilities. The Company acquired these businesses in Latin America for an aggregate purchase price, including hold-backs, of approximately $17 million.

On December 29, 2022, the Company acquired OrangeData S.A. (“Yacaré”), an Argentina-based payment service provider that enables customers to transact at merchant locations using QR codes. Yacaré is included within the Acceptance segment and enhances the Company’s instant payment transaction capabilities. On September 1, 2022, the Company acquired NexTable, Inc. (“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Acceptance segment and expands the Company’s end-to-end restaurant solutions. On June 1, 2022, the Company acquired The LR2 Group, LLC (“City POS”), an independent sales organization that promotes payment processing services and facilitates the sale of POS equipment for merchants. City POS is included within the Acceptance segment and expands the Company’s merchant services business. The Company acquired these businesses for an aggregate purchase price of $44 million, including earn-out provisions estimated at a fair value of $6 million (see Note 10). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets of $23 million, goodwill of $22 million and other net assumed liabilities of $1 million. The purchase price allocations for the CityPOS and NexTable acquisitions were finalized in the third and fourth quarters of 2022, respectively. The purchase price allocation for the Yacaré acquisition was finalized in the second quarter of 2023. Measurement period adjustments did not have a material impact on the Company’s consolidated statement of income. Goodwill for these acquisitions, of which $17 million is deductible for tax purposes, is primarily attributed to the value created by expanding the reach of the Company’s payment solutions and enhancing omnichannel capabilities.
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
Dispositions
Disposition of Financial Reconciliation Business
On July 25, 2023, the Company sold its financial reconciliation business, which was reported within the Fintech segment, for cash proceeds of $235 million. The Company recognized a pre-tax gain of $172 million on the sale, recorded within net gain on sale of businesses and other assets, with a related tax expense of $48 million recorded within the income tax provision, in the consolidated statement of income for the year ended December 31, 2023. The pre-tax gain was comprised of the difference between the consideration received and the net carrying amount of the business, including $38 million of allocated goodwill, $15 million of other net assets, primarily consisting of trade accounts receivable and capitalized software, and $10 million of accumulated foreign currency translation losses which were reclassified from accumulated other comprehensive loss.
Disposition of Fiserv Costa Rica and Systems Integration Services
On October 17, 2022, the Company sold Fiserv Costa Rica, S.A. and its Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the U.S. and India, to a single buyer, for an aggregate sales price of $49 million. The Company recognized a pre-tax gain of $44 million on the sales, recorded within net gain on sale of businesses and other assets, with a related tax expense of $8 million recorded within the income tax provision, in the consolidated statement of income for the year ended December 31, 2022. The Company recognized a pre-tax loss of $3 million, recorded within net gain on sale of businesses and other assets during the year ended December 31, 2023, associated with final working capital adjustments related to the disposition of Fiserv Costa Rica, S.A. Both Fiserv Costa Rica, S.A. and SIS were reported primarily within the Fintech segment.
Disposition of Korea Operations
On September 30, 2022, the Company sold its Korea operations, which were reported within the Acceptance segment, for total consideration of $50 million, consisting of $43 million in net cash and an equity interest in the buyer of $7 million. The Company recognized a pre-tax loss of $127 million on the sale, recorded within net gain on sale of businesses and other assets in the consolidated statement of income for the year ended December 31, 2022. The pre-tax loss was comprised of the difference between the consideration received and the net carrying amount of the business, including $40 million of allocated goodwill, $48 million of customer relationship net intangible assets and $56 million of accumulated foreign currency translation losses, which were reclassified from accumulated other comprehensive loss.
5. Settlement Assets and Obligations
Settlement assets and obligations represent intermediary balances arising from the settlement process, which involves the transfer of funds between card issuers, payment networks, merchants and consumers, and collateral amounts held to manage merchant credit risk, primarily associated with the Company’s merchant acquiring services. The Company records settlement assets and obligations upon processing a payment transaction. Settlement assets represent amounts receivable from agents, payment networks, bank partners, merchants or direct consumers for submitted merchant transactions, and funds received by the Company in advance of paying to merchants or payees. Settlement obligations represent the unpaid amounts that are due to merchants and payees for their payment transactions and collateral deposits.

The principal components of the Company’s settlement assets and obligations were as follows:

	December 31,
(In millions)	2023	2022
Settlement assets
Cash and cash equivalents	$1,756	$2,283
Receivables	25,925	19,199
Total settlement assets	$27,681	$21,482
Settlement obligations
Payment instruments outstanding	$733	$650
Card settlements and collateral deposits due to merchants	26,948	20,832
Total settlement obligations	$27,681	$21,482
6. Intangible Assets
Identifiable intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(In millions)
December 31, 2023
Customer relationships	$14,669	$7,594	$7,075
Acquired software and technology	2,148	1,148	1,000
Trade names	641	356	285
Purchased software	1,087	520	567
Capitalized software and other intangibles	3,356	1,073	2,283
Total	$21,901	$10,691	$11,210

December 31, 2022
Customer relationships	$14,795	$6,371	$8,424
Acquired software and technology	2,510	1,234	1,276
Trade names	633	295	338
Purchased software	1,146	595	551
Capitalized software and other intangibles	2,601	775	1,826
Total	$21,685	$9,270	$12,415
Gross software development costs capitalized for new products and enhancements to existing products totaled $870 million, $807 million and $613 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense associated with the above identifiable intangible assets was $2,360 million, $2,441 million and $2,548 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company estimates that annual amortization expense with respect to intangible assets recorded at December 31, 2023 will be as follows:

(In millions)
Year Ending December 31,
2024	$2,276
2025	2,007
2026	1,759
2027	1,395
2028	1,047
Thereafter	2,726
Total	$11,210
7. Goodwill
The following table presents changes in goodwill during the years ended December 31, 2023 and 2022.

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Total
Goodwill - December 31, 2021	$21,382	$2,039	$13,012	$36,433
Acquisitions and valuation adjustments	202	670	—	872
Dispositions	(40)	(5)	—	(45)
Foreign currency translation	(344)	(2)	(103)	(449)
Goodwill - December 31, 2022	21,200	2,702	12,909	36,811
Acquisitions and valuation adjustments	66	—	—	66
Dispositions	—	(38)	—	(38)
Foreign currency translation	302	2	62	366
Goodwill - December 31, 2023	$21,568	$2,666	$12,971	$37,205
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
Merchant Alliances
The Company maintains ownership interests in various merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance based on contractual pricing (see Note 19). The Company’s investment in its merchant alliances was $1.9 billion and $2.1 billion at December 31, 2023 and 2022, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
Other Equity Method Investments
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC (“Sagent”) and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. In March 2022, Sagent completed a transaction with a third party for the contribution from and the sale by such third party to Sagent of certain intangible and tangible personal property rights, resulting in a dilution of the Company’s ownership interest in Sagent. As a result of the transaction, the Company recognized a net pre-tax gain of $80 million within (loss) income from investments in unconsolidated affiliates, with related tax expense of $19 million recorded through the income tax provision, in the consolidated statement of income for the year ended December 31, 2022. The Company’s remaining noncontrolling ownership interest in

Sagent continues to be accounted for as an equity method investment. The Company’s net investment in the Lending Joint Ventures was $55 million and $72 million at December 31, 2023 and 2022, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets. In addition, the Company maintains other strategic investments accounted for under the equity method. The Company's aggregate investment in such entities was $254 million and $257 million at December 31, 2023 and 2022, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at December 31, 2023 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $24 million of aggregate outstanding borrowings on the revolving credit facilities at December 31, 2023. The Company has guaranteed the debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations (see Note 10).
In February 2021, in connection with a third-party merger transaction that resulted in a dilution of the Company’s equity ownership interest in InvestCloud Holdings, LLC (“InvestCloud”), the Company made an additional capital contribution of $200 million into the combined entity and recognized a pre-tax gain of $28 million within (loss) income from investments in unconsolidated affiliates in the consolidated statement of income, with related tax expense of $6 million recorded through the income tax provision, during the year ended December 31, 2021. In June 2021, the Company sold its entire ownership interest in InvestCloud for $466 million, resulting in a pre-tax gain of $33 million, recorded within (loss) income from investments in unconsolidated affiliates in the consolidated statement of income, with related tax expense of $8 million recorded through the income tax provision, during the year ended December 31, 2021.
The Company classifies distributions from its investments accounted for using the equity method in the consolidated statements of cash flows using the cumulative earnings approach. Under this approach, distributions received from unconsolidated affiliates are classified as cash flows from operating activities to the extent that the cumulative distributions do not exceed the cumulative earnings on the investment. To the extent the current period distribution exceeds the cumulative earnings on the investment, the distribution is considered a return of investment and is classified as cash flows from investing activities. The Company received cash distributions from unconsolidated affiliates of $191 million, $211 million and $149 million, of which $136 million, $138 million and $115 million were recorded as cash flows from investing activities in the Company’s consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021, respectively.
Other Equity Investments
The Company also maintains investments, of which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $156 million and $135 million at December 31, 2023 and 2022, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other (expense) income, net in the consolidated statements of income for the period. During the year ended December 31, 2021, the Company remeasured its equity interest in Ondot to fair value upon the acquisition of the remaining ownership interest, resulting in the recognition of a pre-tax gain of $12 million (see Note 4). Other adjustments made to the values recorded for certain equity securities and gains and losses from sales of equity securities during the years ended December 31, 2023, 2022 and 2021 were not significant.
9. Derivatives and Hedging Instruments
In order to limit exposure to risk, the Company maintains derivative instruments with creditworthy institutions to hedge against changing interest rates and foreign currency rate fluctuations. The Company utilizes forward exchange contracts, fixed-to-fixed cross-currency rate swap contracts and other non-derivative hedging instruments to manage such risk. The Company has designated these instruments as cash flow hedges, net investment hedges, or fair value hedges, as further described below. Derivative instruments maintained by the Company are measured on a recurring basis and are recorded at fair value either as an asset or liability in the consolidated balance sheets (see Note 10).
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $443 million and $346 million at December 31, 2023 and 2022, respectively. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2023, the Company estimates that it will recognize gains of approximately $2 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation (“First Data”) and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecasted interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $116 million and $130 million at December 31, 2023 and 2022, respectively. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2023, the Company estimates that it will recognize approximately $14 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
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
At December 31, 2023, aggregate notional fixed-to-fixed cross-currency rate swaps of 400 million Euros and 751 million Singapore Dollars have been designated as net investment hedges to hedge a portion of the Company’s net investment in certain subsidiaries whose functional currencies are the Euro and Singapore Dollar.
The Company has also designated certain of its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound. On May 24, 2023, in conjunction with the public offering and issuance of the 4.500% Euro-denominated senior notes due in May 2031 (see Note 12), the Company elected to designate such notes as a net investment hedge and simultaneously de-designated its existing net investment hedge election on its 0.375% Euro-denominated senior notes due in July 2023. To mitigate foreign currency exchange exposure on the 0.375% Euro-denominated senior notes, the Company entered into a forward exchange contract, not designated as a hedge, with matching critical terms which settled in July 2023 in conjunction with the maturity of the senior notes.
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
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Cross-currency rate swap contracts	$(29)	$(17)	$—
Foreign currency-denominated debt	(177)	236	110
The Company recorded income tax impacts of $68 million, $(73) million and $36 million for the years ended December 31, 2023, 2022 and 2021, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes and cross-currency rate swap contracts.
Fair Value Hedges
The Company maintains a fixed-to-fixed cross-currency rate swap contract of 525 million notional British Pounds, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes due in July 2025. Changes in the fair value of the cross-currency rate swap, along with the offsetting changes in the fair value of the senior notes, attributable to fluctuations in the British Pound/U.S. dollar spot rates are recognized in other (expense) income, net within the consolidated statements of income. The Company also maintains fixed-to-fixed cross-currency rate swap contracts in the aggregate notional amount of 157 million Euros, designated as fair value hedges, to mitigate the spot foreign exchange rate risk on the principal amount of a Euro-denominated intercompany note. Changes in the fair value of the cross-currency rate swaps, along with the offsetting change in the fair value of the intercompany note, attributable to fluctuations in the Euro/U.S. dollar spot rates are recognized in other (expense) income, net within the consolidated statements of income.
10. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 9) are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated using the present value of a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value at December 31,
(In millions)	Classification	Fair Value Hierarchy	2023	2022
Assets
Forward exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	Level 2	$2	$—
Cross-currency rate swap contract designated as fair value hedge	Other long-term assets	Level 2	3	—
Liabilities
Cross-currency rate swap contracts designated as fair value hedges	Other long-term liabilities	Level 2	$1	$—
Forward exchange contracts designated as cash flow hedges	Accounts payable and accrued expenses	Level 2	—	7
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	—	1
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	61	23
Contingent consideration	Accounts payable and accrued expenses	Level 3	2	6
Contingent consideration	Other long-term liabilities	Level 3	—	2
Contingent debt guarantee	Other long-term liabilities	Level 3	23	21
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, term loan credit agreement, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $21.6 billion and $19.2 billion at December 31, 2023 and 2022, respectively, and the carrying value was $22.2 billion and $20.6 billion at December 31, 2023 and 2022, respectively.
Debt Guarantee Arrangements
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures (see Note 8), which are reported within other long-term liabilities in the consolidated balance sheets. In April 2022, the Lending Joint Ventures amended their respective term loans and revolving credit facilities, increasing aggregate borrowing capacity by $75 million and extending the maturity to April 2027. The Company elected to guarantee this incremental indebtedness, resulting in aggregate guarantees of $520 million and a pre-tax expense of $48 million related to such debt guarantee obligations, recorded within other (expense) income, net in the consolidated statement of income and within other operating activities in the consolidated statement of cash flows, during the year ended December 31, 2022. The Company is entitled to receive a defined fee in exchange for its incremental guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $31 million and $40 million approximates the fair value at December 31, 2023 and 2022, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $7 million, $12 million and $12 million during the years ended December 31, 2023, 2022 and 2021, respectively, within other (expense) income, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease ROU assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the years ended December 31, 2023, 2022 and 2021 is included in Notes 1 and 8.
11. Leases
Company as Lessee
The Company primarily leases office space, data centers and equipment from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession or obtains control of the asset, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Many of the Company’s leases contain renewal options for varying periods, which can be exercised at the Company’s sole discretion. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The Company’s leases have remaining lease terms ranging from one month to 20 years.
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

Lease Balances

	December 31,
(In millions)	2023	2022
Assets
Operating lease assets (1)	$628	$586
Finance lease assets (2)	623	541
Total lease assets	$1,251	$1,127

Liabilities
Current:
Operating lease liabilities (1)	$118	$124
Finance lease liabilities (2)	187	156
Noncurrent:
Operating lease liabilities (1)	665	628
Finance lease liabilities (2)	430	366
Total lease liabilities	$1,400	$1,274
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
Components of Lease Cost

	Year Ended December 31,
(In millions)	2023	2022	2021
Operating lease cost (1)	$185	$186	$162
Finance lease cost: (2)
Amortization of right-of-use assets	189	169	122
Interest on lease liabilities	31	17	23
Total lease cost	$405	$372	$307
(1)Operating lease expense is included within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the consolidated statements of income. Operating lease expense includes approximately $41 million, $38 million and $39 million of variable lease costs during the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Finance lease expense is recorded as depreciation and amortization expense within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, and interest expense, net in the consolidated statements of income.

Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$134	$131	$153
Operating cash flows - finance leases	31	17	23
Financing cash flows - finance leases	207	183	161

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$76	$109	$197
Finance leases	279	234	231
Lease Term and Discount Rate

	December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	10 years	10 years
Finance leases	4 years	4 years
Weighted-average discount rate:
Operating leases	2.8%	2.7%
Finance leases	4.8%	3.8%
Maturity of Lease Liabilities
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2023:

(In millions)
Year Ending December 31,	Operating Leases (1)	Finance Leases (2)
2024	$131	$216
2025	121	187
2026	118	149
2027	109	95
2028	81	33
Thereafter	386	6
Total lease payments	946	686
Less: Interest	(163)	(69)
Present value of lease liabilities	$783	$617
(1)Operating lease payments include $52 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)Finance lease payments exclude $59 million of legally binding minimum lease payments for leases signed but not yet commenced. Finance leases that have been signed but not yet commenced are for equipment and will commence in 2024 with lease terms of up to 5 years.

Company as Lessor
The Company owns certain POS terminal equipment which it leases to merchants. Leases are classified as operating or sales-type leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. The terms of the leases typically range from one month to four years. For operating leases, the minimum lease payments received are recognized as lease income on a straight-line basis over the lease term and the leased asset is included in property and equipment, net in the consolidated balance sheets and depreciated over its estimated useful life. For sales-type leases, selling profit is recognized at the commencement date of the lease to the extent the fair value of the underlying asset is different from its carrying amount. Selling profit is directly impacted by the Company’s estimate of the amount to be derived from the residual value of the asset at the end of the lease term. The residual value of the asset is computed using various assumptions, including the expected value of the underlying asset at the end of the lease term. Unearned income is recognized as interest income over the lease term. For sales-type leases, the Company derecognizes the carrying amount of the underlying leased asset and recognizes a net investment in the leased asset in the consolidated balance sheets. The net investment in a leased asset is computed based on the present value of the minimum lease payments not yet received, along with the present value of the residual value of the asset less unearned interest income.
Components of Lease Income

	Year Ended December 31,
(In millions)	2023	2022	2021
Sales-type leases:
Selling profit (1)	$56	$55	$61
Interest income (1)	81	99	85
Operating lease income (2)	259	279	297
(1)Selling profit includes $160 million, $147 million and $141 million recorded within product revenue with a corresponding charge of $104 million, $92 million and $80 million recorded within cost of product in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021, respectively. Interest income is included within product revenue in the consolidated statements of income.
(2)Operating lease income includes a nominal amount of variable lease income and is included within product revenue in the consolidated statements of income for each of the years ended December 31, 2023, 2022 and 2021.
Components of Net Investment in Sales-Type Leases

	December 31,
(In millions)	2023	2022
Minimum lease payments	$465	$428
Residual values	20	20
Less: Unearned interest income	(177)	(169)
Net investment in leases (1)	$308	$279
(1)Net investments in leased assets are included within prepaid expenses and other current assets (current portion) and other long-term assets (noncurrent portion) in the consolidated balance sheets.

Maturities of Future Minimum Lease Payment Receivables
Future minimum lease payments receivable on sales-type leases were as follows at December 31, 2023:

(In millions)
Year Ending December 31,	Sales-Type Leases
2024	$182
2025	147
2026	95
2027	38
2028	3
Thereafter	—
Total minimum lease payments	$465
Lease Payment Receivables Portfolio
The Company accounts for lease payment receivables in connection with POS terminal equipment as a single portfolio. The Company recognizes an allowance for expected credit losses on lease payment receivables at the commencement date of the lease by considering the term, geography and internal credit risk ratings of such lease. The internal credit risk ratings are established based on lessee specific risk factors, such as FICO score, number of years the lessee has been in business and the nature of the lessee’s industry, which are considered indicators of the likelihood a lessee may default in the future. The allowance for estimated credit losses on lease payment receivables was $50 million and $60 million at December 31, 2023 and 2022, respectively.
The Company determines delinquency status on lease payment receivables based on the number of calendar days past due. The Company considers lease payments that are 90 days or less past due as performing. Lease payments that are greater than 90 days past due are placed on non-accrual status in which interest income is no longer recognized. Lease payment receivables are fully written off in the period they become delinquent greater than 180 days past due. Lease payment receivables that were determined to be on non-accrual status were nominal at each of December 31, 2023 and 2022.

12. Debt
The Company’s debt consisted of the following:

	December 31,
(In millions)	2023	2022
Short-term and current maturities of long-term debt:
Foreign lines of credit	$442	$198
Finance lease and other financing obligations	313	270
Total short-term and current maturities of long-term debt	$755	$468

Long-term debt:
0.375% senior notes due July 2023 (Euro-denominated)	$—	$531
3.800% senior notes due October 2023	—	1,000
2.750% senior notes due July 2024	2,000	2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	672	632
3.200% senior notes due July 2026	2,000	2,000
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	555	531
5.450% senior notes due March 2028	900	—
5.375% senior notes due August 2028	700	—
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	555	531
4.500% senior notes due May 2031 (Euro-denominated)	889	—
3.000% senior notes due July 2031 (British Pound-denominated)	672	632
5.600% senior notes due March 2033	900	—
5.625% senior notes due August 2033	1,300	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	418	2,329
Euro commercial paper notes	1,321	1,210
Revolving credit facility	74	35
Term loan facility	—	200
Unamortized discount and deferred financing costs	(145)	(120)
Finance lease and other financing obligations	652	539
Total long-term debt	$22,363	$20,950

Annual maturities of the Company’s total debt were as follows at December 31, 2023:

(In millions)
Year Ending December 31,
2024	$755
2025	1,834
2026	2,198
2027	5,502
2028	2,648
Thereafter	10,326
Total principal payments	23,263
Unamortized discount and deferred financing costs	(145)
Total debt	$23,118
The Company was in compliance with all financial debt covenants during the year ended December 31, 2023.
Senior Notes
The Company has outstanding $20.0 billion of various fixed-rate senior notes, as described above. The indentures governing the Company’s senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem the senior notes, in whole or in part, at any time and from time to time, at the applicable redemption price. Interest on the Company’s U.S. dollar-denominated senior notes is paid semi-annually, while interest on its Euro- and British Pound-denominated senior notes is paid annually. The interest rate applicable to certain of the senior notes is subject to an increase of up to two percent in the event that the credit rating assigned to such notes is downgraded below investment grade.
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
At December 31, 2023, the 2.750% senior notes due in July 2024 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis and the ability to do so under its revolving credit facility.
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $0.4 billion and $2.3 billion at December 31, 2023 and 2022, respectively, with a weighted average interest rate of 5.454% and 4.818%, respectively. Outstanding borrowings under the Euro program were $1.3 billion and $1.2 billion at December 31, 2023 and 2022, respectively, with a weighted average interest rate of 4.029% and 1.918%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable rate based on a Secured Overnight Financing Rate (SOFR), or a base rate in the case of U.S. dollar borrowings, in each case, plus a specified margin based on the Company’s long-term debt rating in effect from time to time (6.450% at December 31, 2023). The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments (“EBITDA”) during the period of four fiscal quarters then ended, subject to certain exceptions.
Foreign Lines of Credit
The Company maintains certain short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund settlement activity associated with international operations in Latin America. The Company entered into an annually renewable term loan facility, which was fully funded in April 2023, to fund settlement advance cash payments associated with international operations in Brazil. This term loan has a notional value of 514 million Brazilian real ($106 million USD equivalent) at December 31, 2023 that matures in April 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin of 1.70% per annum.
The following table provides a summary of the outstanding borrowings and weighted average interest rates of the Company’s foreign lines of credit and other borrowing arrangements by country at December 31:

	Outstanding Borrowings (in millions)		Weighted-Average Interest Rate
	2023	2022	2023	2022
Argentina	$208	$68	121.581%	69.791%
Brazil	123	61	13.500%	16.254%
Uruguay	55	34	11.125%	12.188%
Other	56	35	4.912%	0.994%
Total	$442	$198	63.060%	30.578%
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
Deferred Financing Costs
Deferred financing costs are amortized as a component of interest expense, net over the term of the underlying debt using the effective interest method. Deferred financing costs, primarily related to the Company’s senior notes, totaled $94 million and $76 million at December 31, 2023 and 2022, respectively, and are reported as a direct reduction of the related debt instrument in the consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facility are reported in other long-term assets in the consolidated balance sheets and totaled $7 million and $10 million at December 31, 2023 and 2022, respectively.
13. Redeemable Noncontrolling Interests
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
In 2021, the Company and a joint venture minority partner mutually agreed to terminate one of the Company’s merchant alliance joint ventures effective March 2022. The redeemable noncontrolling interest was adjusted by $18 million to reflect the estimated redemption value, with such adjustment recorded within additional paid-in capital in the consolidated statement of equity for the year ended December 31, 2021. In conjunction with the termination, the joint venture minority partner elected to exercise its option to purchase certain additional merchant contracts of the joint venture. The Company received proceeds of $175 million from the sale of such merchant contracts of the joint venture, resulting in the recognition of a pre-tax gain of $137 million within net gain on sale of businesses and other assets, with related tax expense of $7 million recorded through the income tax provision, in the consolidated statement of income for the year ended December 31, 2022.
The following table presents a summary of the redeemable noncontrolling interests activity during the years ended December 31:

(In millions)	2023	2022
Balance at beginning of year	$161	$278
Distributions paid to redeemable noncontrolling interests	(26)	(34)
Share of income	26	28
Derecognition of redeemable noncontrolling interest	—	(111)
Balance at end of year	$161	$161
14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Year Ended December 31, 2023
Balance at December 31, 2022	$(103)	$(1,064)	$(22)	$(1,189)
Other comprehensive income before reclassifications	11	366	5	382
Amounts reclassified from accumulated other comprehensive loss	14	10	—	24
Net current-period other comprehensive income	25	376	5	406
Balance at December 31, 2023	$(78)	$(688)	$(17)	$(783)

Year Ended December 31, 2022
Balance at December 31, 2021	$(107)	$(676)	$38	$(745)
Other comprehensive loss before reclassifications	(11)	(444)	(60)	(515)
Amounts reclassified from accumulated other comprehensive loss	15	56	—	71
Net current-period other comprehensive income (loss)	4	(388)	(60)	(444)
Balance at December 31, 2022	$(103)	$(1,064)	$(22)	$(1,189)
15. Employee Benefit Plans
Defined Contribution Plans
The Company and its subsidiaries maintain defined contribution savings plans covering the majority of their employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries and the Company makes matching contributions, each subject to certain limitations. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, company matching and discretionary company contributions. During the year ended December 31, 2021, Company matching contributions were 100% on the first 1% contributed and 25% on the next 4% contributed for eligible participants. Effective January 1, 2022, Company matching contributions were increased to 100% on the first 1% contributed and 50% on the next 4% contributed for eligible participants. Expenses for company contributions under these plans totaled $78 million, $79 million, and $58 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Defined Benefit Plans
The Company maintains noncontributory defined benefit pension plans (collectively, the “Plans”) covering certain of its employees in the United Kingdom (“U.K.”), the U.S., Germany and Austria. All of these plans were frozen and provide benefits to eligible employees based on an employee’s average final compensation and years of service.
Effective September 30, 2023, the Company terminated the U.K. and U.S. defined benefit pension plans and expects to purchase group annuity contracts from certain insurance companies that will provide for the administration of future payments to eligible plan participants. In connection with such terminations and upon the settlements of the respective plans, which are expected to be completed in 2024, the Company will fund estimated plan termination liability shortfalls for the U.S. defined benefit pension plan of approximately $25 million and expects to recognize a non-cash pension settlement charge of approximately $110 million, which includes the recognition of remaining net actuarial losses recorded within accumulated other comprehensive loss. The amount of accrued vested benefits to be received by participants will not be impacted.
Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Plans as of and for the years ended December 31:

	U.K. Plan		U.S. and Other Plans
(In millions)	2023	2022	2023	2022
Change in projected benefit obligations:
Balance at beginning of year	$(418)	$(736)	$(169)	$(221)
Interest cost	(21)	(12)	(8)	(5)
Actuarial (loss) gain	(5)	230	(1)	41
Benefits paid	26	28	14	14
Foreign currency translation	(27)	72	—	2
Balance at end of year	$(445)	$(418)	$(164)	$(169)

Change in fair value of plan assets:
Balance at beginning of year	$570	$983	$130	$183
Actual return on plan assets	8	(290)	8	(39)
Benefits paid	(26)	(28)	(14)	(14)
Foreign currency translation	37	(95)	—	—
Balance at end of year	$589	$570	$124	$130

Funded status of the plans	$144	$152	$(40)	$(39)
The funded status of the Plans is recognized as an asset or a liability within other long-term assets or within other long-term liabilities in the consolidated balance sheets.
Projected Benefit Obligations
The Company records amounts relating to Plan obligations and their associated expenses based on calculations which include actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Changes in any of the assumptions and the amortization of differences between the assumptions and actual experience affect the amount of pension expense in future periods. The Company reviewed its actuarial assumptions at least annually and modified the assumptions based on then-current rates and trends, as appropriate. The effects of modifications were recognized immediately within the consolidated balance sheets, and were generally amortized to operating income over future periods, with the deferred amount recorded in accumulated other comprehensive loss within the consolidated balance sheets. The Company’s funding policy was to contribute quarterly an amount as recommended by the Plans’ independent actuaries. Company contributions under the Plans were nominal in both 2023 and 2022. The Company employed a building block approach in determining the expected long-term rate of return for plan assets with proper consideration of diversification and re-balancing. Historical markets were studied and long-term historical relationships between equities and fixed-income securities were preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates were evaluated before long-term capital market assumptions were determined. Peer data and historical returns were reviewed to check for reasonableness and appropriateness.
The weighted-average rate assumptions used in the measurement of the Company’s projected benefit obligations and net periodic benefit expense as of and for the years ended December 31 were as follows:

	Projected Benefit Obligations		Net Periodic Benefit Expense
	2023	2022	2023	2022
Discount rate	4.81%	5.01%	5.01%	1.97%
Expected long-term return on plan assets	n/a	n/a	4.74%	2.19%
The estimated settlement of future benefit payments of $391 million for the U.K. and U.S. defined benefit pension plans is expected to be paid before December 31, 2024.
Plan Assets
Prior to its termination, the Company’s investment strategy for the U.K. plan was to allocate the assets into two pools: (i) liability-hedging assets whereby the focus was risk management, protection and insurance relative to the liability target invested in, but not limited to, money market funds, debt, U.K. government bonds and U.K. government index-linked bonds; and (ii) return-seeking assets whereby the focus was on return generation and taking risk in a controlled manner. Such assets included equities, government bonds, high-yield bonds, property, commodities or hedge funds. Prior to its termination, the Company’s investment strategy for the U.S. plan employed a total return investment approach whereby a diversified blend of equities and fixed-income investments were used to maximize the long-term return of plan assets for a prudent level of risk. The Company set an allocation mix necessary to support the underlying plan liabilities as influenced significantly by the demographics of the participants and the frozen nature of the plan.
Upon termination of these defined benefit pension plans, a modified investment allocation strategy was adopted for purposes of protecting the funded status of the respective plan assets subsequent to such terminations. The assets of the respective plans are now invested exclusively in liability-hedging assets. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.
The following table sets forth assets carried and measured at fair value on a recurring basis for the Plans at December 31:

(In millions)	Level 1	Level 2	Level 3
December 31, 2023
Cash and cash equivalents (1)	$27	$—	$—
Equity securities (2)	—	—	—
Fixed income securities (3)	312	—	—
Other investments (4)	269	6	—
Total investments at fair value	$608	$6	$—

December 31, 2022
Cash and cash equivalents (1)	$43	$—	$—
Equity securities (2)	1	40	—
Fixed income securities (3)	137	86	—
Other investments (4)	301	(26)	—
Total investments at fair value	$482	$100	$—
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
In addition to the investments presented within the fair value hierarchy table above, the Plans’ assets include investments in various collective trusts that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. Such investments totaled $99 million and $118 million at December 31, 2023 and 2022, respectively.
Net Periodic Benefit Cost
The components of net periodic benefit cost (income) were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Interest cost	$29	$17	$16
Expected return on plan assets	(26)	(18)	(23)
Net periodic benefit expense (income)	$3	$(1)	$(7)
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
The Company’s share-based compensation awards are typically granted in the first quarter of the year; however, grants may also occur throughout the year in conjunction with acquisitions of businesses, and primarily consist of the following:
•Restricted Stock Units and Awards – The Company grants restricted stock units and awards to employees and non-employee directors. Time-based restricted stock units and award grants generally vest over a three- or four-year period. Performance-based restricted stock units generally vest over a three- to five-year period based upon the achievement of defined performance goals including revenue growth, achievement of integration milestones, and completion of strategic initiatives. The Company recognizes compensation expense for restricted stock units and awards based on the market price of its common stock on the grant date over the period during which the units and awards vest.
•Performance Share Units – The Company grants performance share units to employees. The number of shares issued at the end of the performance period is determined by the level of achievement of predefined performance goals, including earnings, revenue growth, integration attainment, and shareholder return. The Company recognizes compensation expense on performance share units ratably over the requisite performance period of the award, generally two to five years, to the extent management views the performance goals as probable of attainment. The Company recognizes compensation expense for the fair value of the shareholder return component over the requisite service period of the award.
•Stock Options – The Company grants stock options to employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant. Stock option grants generally vest over a three- or four-year period. All stock options expire ten years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period of the stock option award.
•Employee Stock Purchase Plan – The Company maintains an employee stock purchase plan that allows eligible employees to purchase a limited number of shares of common stock each quarter through payroll deductions at a discount of the closing price of the Company’s common stock on the last business day of each calendar quarter. The employee discount of 5% under the employee stock purchase plan is considered noncompensatory and therefore does not give rise to recognizable compensation cost.
The Company recognized $342 million, $323 million and $239 million of share-based compensation expense during the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the total remaining unrecognized compensation cost for restricted stock units and awards, performance share units, and unvested stock options, net of estimated forfeitures, of $361 million is expected to be recognized over a weighted-average period of 1.9 years. During the years ended December 31, 2023, 2022 and 2021, stock options to purchase 2.4 million, 3.7 million and 4.4 million shares, respectively, were exercised.

Share-Based Compensation Activity
No stock option awards were granted during the years ended December 31, 2023 and 2022. The weighted-average estimated fair value of stock options granted during the year ended December 31, 2021 was $33.35 per share. The fair values of stock options granted were estimated on the date of grant using a binomial option-pricing model with the following assumptions:

2021
Expected life (in years)	6.5
Average risk-free interest rate	0.6%
Expected volatility	29.3%
Expected dividend yield	0%
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
A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2022	6,336	$62.91
Granted	—	—
Forfeited	(38)	112.83
Exercised	(2,433)	47.11
Stock options outstanding - December 31, 2023	3,865	$72.36	3.74	$234
Stock options exercisable - December 31, 2023	3,574	$69.10	3.52	$228
A summary of restricted stock unit, restricted stock award and performance share unit activity is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Units and awards - December 31, 2022	5,530	$96.88	3,243	$100.93
Granted	2,664	113.52	372	131.66
Forfeited	(453)	102.97	(269)	102.03
Vested	(2,322)	99.51	(127)	101.54
Units and awards - December 31, 2023	5,419	$103.11	3,219	$104.09
In conjunction with certain acquisitions, the Company granted restricted stock units with performance vesting provisions to be measured over two and five years, which are presented as performance share units within the table above.

The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2023	2022	2021
Total intrinsic value of stock options exercised	$177	$226	$339
Fair value of restricted stock units vested	267	335	332
Income tax benefit from stock options exercised and restricted stock units vested	101	109	142
Cash received from stock options exercised	62	105	91
At December 31, 2023, 19.7 million share-based awards were available for grant under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.4 million shares during the year ended December 31, 2023 and 0.5 million shares in each of the years ended December 31, 2022 and 2021. At December 31, 2023, there were 22.9 million shares available for issuance under the employee stock purchase plan.
17. Income Taxes
Substantially all of the Company’s pre-tax earnings are derived from domestic operations in all years presented. The income tax provision was as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Components of income tax provision (benefit):
Current:
Federal	$913	$802	$378
State	148	175	138
Foreign	204	132	109
	1,265	1,109	625
Deferred:
Federal	(380)	(339)	(186)
State	(12)	(84)	(106)
Foreign	(119)	(135)	30
	(511)	(558)	(262)
Income tax provision	$754	$551	$363
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	2.8%	2.5%	1.6%
Foreign tax law changes (1)	—%	—%	8.0%
Foreign derived intangibles income deduction	(0.4)%	(0.9)%	(3.1)%
Excess tax benefit from share-based awards	(0.8)%	(0.8)%	(2.2)%
Sale of businesses and subsidiary restructuring	(1.3)%	(2.2)%	(2.1)%
Unrecognized tax benefits	(0.2)%	(0.5)%	(2.7)%
Nondeductible executive compensation	0.2%	0.4%	0.7%
Transferable federal tax credits (2)	(1.4)%	—%	—%
Valuation allowance	(0.6)%	(0.5)%	(1.3)%
Other, net	—%	(0.1)%	1.9%
Effective income tax rate	19.3%	18.9%	21.8%
(1)     Foreign tax law changes during the year ended December 31, 2021 included $134 million of income tax expense attributed to the revaluation of certain net deferred tax liabilities in connection with enacted corporate income tax rate changes in foreign countries. In 2021, the enacted tax rate in the United Kingdom increased from 19% to 25% starting in 2023, and the tax rate in Argentina increased from 25% to 35%.

(2)     Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits during 2023 from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the year ended December 31, 2023. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and accrued expenses within the consolidated balance sheet at December 31, 2023.
Significant components of deferred tax assets and liabilities consisted of the following:

	December 31,
(In millions)	2023	2022
Accrued expenses	$193	$170
Share-based compensation	122	116
Net operating loss and credit carry-forwards	642	805
Leasing liabilities	183	170
Other	252	163
Subtotal	1,392	1,424
Valuation allowance	(467)	(620)
Total deferred tax assets	925	804

Capitalized software development costs	(331)	(481)
Intangible assets	(2,047)	(2,319)
Property and equipment	(341)	(308)
Capitalized commissions	(112)	(106)
Investments in joint ventures	(562)	(597)
Leasing right-of-use assets	(144)	(134)
Other	(386)	(405)
Total deferred tax liabilities	(3,923)	(4,350)
Total	$(2,998)	$(3,546)
The Company maintained a valuation allowance of $467 million and $620 million at December 31, 2023 and 2022, respectively, against its deferred tax assets. Substantially all of the valuation allowance relates to certain foreign and state net operating loss carryforwards.
Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows:

	December 31,
(In millions)	2023	2022
Noncurrent assets	$80	$56
Noncurrent liabilities	(3,078)	(3,602)
Total	$(2,998)	$(3,546)
Noncurrent deferred tax assets are included in other long-term assets in the consolidated balance sheets at December 31, 2023 and 2022.

The following table presents the amounts of federal, state and foreign net operating loss carryforwards and foreign tax credit carryforwards:

	December 31,
(In millions)	2023	2022
Net operating loss carryforwards: (1)
Federal	$86	$214
State	3,074	2,810
Foreign	1,880	2,373
Foreign tax credit carryforwards	16	17
(1)At December 31, 2023, the Company had federal net operating loss carryforwards of $86 million, most of which do not expire, state net operating loss carryforwards of $3.1 billion, most of which expire in 2024 through 2043, and foreign net operating loss carryforwards of $1.9 billion, of which $162 million expire in 2024 through 2043, and the remainder of which do not expire.

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
Unrecognized tax benefits were as follows:

	December 31,
(In millions)	2023	2022	2021
Unrecognized tax benefits - Beginning of year	$96	$124	$171
Increases for tax positions taken during the current year	2	3	16
Increases for tax positions taken in prior years	8	—	5
Decreases for tax positions taken in prior years	(10)	(18)	(41)
Decreases for settlements	(3)	(2)	(1)
Lapse of the statute of limitations	(9)	(11)	(26)
Unrecognized tax benefits - End of year	$84	$96	$124
At December 31, 2023, unrecognized tax benefits of $49 million, net of federal and state benefits, would affect the effective income tax rate if recognized. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $5 million over the next twelve months as a result of possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statute of limitations in various state and foreign jurisdictions.
The Company classifies interest expense and penalties related to income taxes as components of its income tax provision. The income tax provision included interest expense (benefits) and penalties on unrecognized tax benefits of $2 million in 2023, less than $1 million in 2022 and $(6) million in 2021. Accrued interest expense and penalties related to unrecognized tax benefits totaled $15 million and $13 million at December 31, 2023 and 2022, respectively.
The Company’s U.S. federal income tax returns for 2022 and 2023, and tax returns in certain states and foreign jurisdictions for 2017 through 2023, remain subject to examination by taxing authorities.
18. Commitments and Contingencies
Litigation and Legislative Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained accruals of $32 million and $21 million at December 31, 2023 and 2022, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various litigation matters in excess of amounts accrued is $0 million to approximately $90 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
In June 2023, a Canadian tax law change related to the Goods and Services Tax / Harmonized Sales Tax (GST/HST) treatment of payment card services was enacted. The Company estimated its exposure related to this multi-year retroactive tax law change and recognized a pre-tax expense of $27 million within selling, general and administrative expenses in the consolidated statement of income during the year ended December 31, 2023.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 5, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $3.5 billion and $1.7 billion at December 31, 2023 and 2022, respectively.
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
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $177 million, $187 million and $171 million during the years ended December 31, 2023, 2022 and 2021, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $38 million and $43 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at December 31, 2023 and 2022, respectively.
Joint Venture Transition Services Agreements
Pursuant to certain transition services agreements, the Company provides, at fair value, various administration, business process outsourcing, and technical and data center related services for defined periods to certain joint ventures accounted for under the equity method. Amounts transacted through these agreements, including with InvestCloud through June 2021 (see Note 8), totaled $5 million, $18 million and $37 million during the years ended December 31, 2023, 2022 and 2021, respectively, and were primarily recognized as processing and services revenue in the consolidated statements of income.
Share Repurchases
On August 7, 2023, the Company entered into a stock purchase agreement with ValueAct Capital Master Fund, L.P., an affiliate of which employed a member of the Company’s board of directors, to repurchase 4.1 million shares of the Company’s common stock for $121.98 per share in a privately negotiated transaction for an aggregate purchase price of $500 million. The repurchase was effected pursuant to an existing repurchase authorization for up to 75.0 million shares of the Company’s common stock approved by the Company’s board of directors on February 22, 2023. The share repurchase was completed on August 8, 2023, and the fair value of the repurchased shares of Company common stock was recorded to treasury stock during the year ended December 31, 2023.
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
The Company is effecting changes in its business designed to further enhance operational performance in the delivery of its integrated portfolio of products and solutions to its financial institution clients. As a result, the Company expects to realign its reportable segments to correspond with these organizational changes, which the Company expects to be completed effective for the quarter ending March 31, 2024. The Company continues to allocate resources and assess performance based on the current reportable segment structure.

Operating results for each segment were as follows:

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Corporate and Other	Total
Year Ended December 31, 2023
Processing and services revenue	$7,087	$2,982	$5,538	$23	$15,630
Product revenue	1,045	189	1,158	1,071	3,463
Total revenue	8,132	3,171	6,696	1,094	19,093
Operating income (loss)	2,856	1,159	3,189	(2,190)	5,014
Capital expenditures, including capitalized software and other intangibles	465	254	304	365	1,388
Depreciation and amortization expense	334	274	318	2,236	3,162

Year Ended December 31, 2022
Processing and services revenue	$6,288	$2,986	$5,164	$22	$14,460
Product revenue	1,004	184	1,098	991	3,277
Total revenue	7,292	3,170	6,262	1,013	17,737
Operating income (loss)	2,321	1,157	2,823	(2,561)	3,740
Capital expenditures, including capitalized software and other intangibles	464	259	286	470	1,479
Depreciation and amortization expense	276	241	275	2,420	3,212

Year Ended December 31, 2021
Processing and services revenue	$5,560	$2,832	$4,883	$32	$13,307
Product revenue	919	190	950	860	2,919
Total revenue	6,479	3,022	5,833	892	16,226
Operating income (loss)	1,996	1,081	2,557	(3,346)	2,288
Capital expenditures, including capitalized software and other intangibles	314	222	272	352	1,160
Depreciation and amortization expense	245	226	254	2,523	3,248
The Company does not evaluate the performance or allocate resources to its reportable segments using asset data. Long-lived assets, excluding goodwill and other intangibles, within the Company’s international regions comprised approximately 26% and 25% of total consolidated long-lived assets, excluding goodwill and other intangible assets, at December 31, 2023 and 2022, respectively.

Fiserv, Inc.
Schedule II — Valuation and Qualifying Accounts
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2023
Deferred tax asset valuation allowance	$620	2	(125)	(1)	(30)		$467
Year ended December 31, 2022
Deferred tax asset valuation allowance	$697	33	(41)		(69)		$620
Year ended December 31, 2021
Deferred tax asset valuation allowance	$888	13	(127)	(1)	(77)	(1)	$697

(1)The decrease in the deferred tax asset valuation allowance is primarily due to subsidiary restructurings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Fiserv, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

•For a sample of revenue transactions, we tested selected transactions by agreeing the amounts of revenue recognized to source documents and tested the mathematical accuracy of the recorded revenue.

•We selected a sample of significant customer contract modifications and performed the following procedures:
◦Obtained and read the customer contracts.
◦Evaluated whether the contract represented a new contract or a contract modification and, if applicable, assessed the accounting treatment of any modification in scope or price.
◦Tested management’s identification of new or remaining performance obligations.
◦Recalculated the transaction price and assessed the appropriateness of the allocation of consideration to each performance obligation.
◦Assessed the pattern of delivery for each distinct performance obligation.
Goodwill — Certain Reporting Units — Refer to Note 1 and Note 7 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using both a discounted cash flow model and a market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions, which include assumptions related to revenue growth rates, margin growth rates and discount rates. The goodwill balance was $37,205 million as of December 31, 2023. For all reporting units, the fair values exceeded the carrying values and therefore, no impairment was recognized.
The three reporting units we identified as a critical audit matter have fair values exceeding their carrying values as of the annual assessment, ranging between 16% and 36%. Revenue growth rates, margin growth rates, and discounts rates for these three reporting units are sensitive to significant and long-term deterioration in the macroeconomic environment, industry or market conditions.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue growth rates, margin growth rates, and the selection of discount rates for the three reporting units included the following, among others:
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
February 22, 2024

We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
(c)Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 22, 2024

Item 9B. Other Information
(b) Except as set forth below, during the three months ended December 31, 2023, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
On December 15, 2023, Guy Chiarello, Chief Operating Officer of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Chiarello’s Rule 10b5-1 Trading Plan provides for the exercise of up to 143,929 employee stock options and sale of the underlying shares of common stock pursuant to one or more limit orders until August 30, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors – Who We Are,” “Our Board of Directors – How We Are Selected, Elected and Evaluated,” “Our Board of Directors – How We Are Organized – Our Committees – Audit Committee” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2023.
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
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to the information set forth under the captions “Our Board of Directors – How We Are Paid,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Pay Ratio” in our definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2023.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Our Shareholders – Common Stock Ownership” in our definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2023, is incorporated by reference herein.

Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2023.

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	6,052,880 (2)	83.14 (3)	19,724,910 (4)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total (5)	6,052,880 (2)	83.14 (3)	19,724,910 (4)
(1)Columns (a) and (c) of the table above do not include 5,241,872 unvested restricted stock units outstanding under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (the “Incentive Plan”) or 22,934,827 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan.
(2)Consists of options outstanding under the Incentive Plan; 3,219,338 shares subject to performance share units at the target award level under the Incentive Plan; and 175,296 shares subject to non-employee director deferred compensation notional units under the Incentive Plan.
(3)Represents the weighted-average exercise price of outstanding options under the Incentive Plan and does not take into account outstanding performance share units or non-employee director deferred compensation notional units under the Incentive Plan.
(4)Reflects the number of shares available for future issuance under the Incentive Plan.
(5)This table does not include 1,206,637 options outstanding under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (the “2007 First Data Plan”) and the First Data Corporation 2015 Omnibus Incentive Plan (the “2015 First Data Plan” and together with the 2007 First Data Plan, the “First Data Plans”) as of December 31, 2023 at a weighted-average exercise price of $48.61. We assumed the First Data Plans in connection with our acquisition of First Data Corporation on July 29, 2019 and converted certain outstanding First Data equity awards into corresponding equity awards relating to common stock of Fiserv, Inc. in accordance with an exchange ratio in the merger agreement. This table also does not include 1,492 shares of restricted stock and restricted stock units outstanding under the 2015 First Data Plan, as of December 31, 2023. No additional equity awards will be made under the First Data Plans.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information set forth under the captions “Our Board of Directors – How We Are Organized – Our Independence,” and “Our Board of Directors – How We Govern – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2023.
Item 14.     Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information set forth under the captions “Independent Registered Public Accounting Firm and Fees” and “Audit Committee Pre-Approval Policy” in our definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2023.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.
Exhibits
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Description of Securities of the Registrant
4.2	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (4)
4.3	Thirteenth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association (5)
4.4	Fifteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, Inc. and U.S. Bank National Association (6)
4.5	Sixteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.6	Seventeenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.7	Eighteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.8	Nineteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.9	Twenty-First Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.10	Twenty-Second Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.11	Twenty-Third Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.12	Twenty-Fourth Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.13	Twenty-Fifth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (9)
4.14	Twenty-Sixth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (9)
4.15	Twenty-Seventh Supplemental Indenture, dated as of March 2, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (10)
4.16	Twenty-Eighth Supplemental Indenture, dated as of March 2, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (10)
4.17	Twenty-Ninth Supplemental Indenture, dated as of May 24, 2023, between Fiserv, Inc. and U.S. Bank and Trust Company, National Association (11)
4.18	Thirtieth Supplemental Indenture, dated as of August 21, 2023, between Fiserv, Inc. and U.S. Bank and Trust Company, National Association (12)
4.19	Thirty-First Supplemental Indenture, dated as of August 21, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (12)

4.20	Agency Agreement, dated as of July 1, 2019, by and among Fiserv, Inc., Elavon Financial Services DAC, UK Branch, and U.S. Bank National Association (8)
4.21	Agency Agreement, dated as of May 24, 2023, by and among Fiserv, Inc., Elavon Financial Services DAC, UK Branch, and U.S. Bank Trust Company, National Association (11)
4.22	Term Loan Credit Agreement, dated as of February 15, 2019, among Fiserv, Inc. and the financial institutions party thereto (13)
4.23	Amendment No. 1 to Term Loan Credit Agreement, dated as of July 26, 2019 (14)
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.
10.1	Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (15)*
Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan Forms of Award Agreements
10.2	- Form of Restricted Stock Unit Agreement (Non-Employee Director) (16)*
10.3	- Form of Restricted Stock Unit Agreement (Employee-SO)*
10.4	- Form of Restricted Stock Unit Agreement (Employee-ST)*
10.5	- Form of Restricted Stock Unit Agreement (Employee-N) (17)*
10.6	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director-LE) (16)*
10.7	- Form of First Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE) (18)*
10.8	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director - EE) (18)*
10.9	- Form of Second Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE/EE) (19)*
10.10	- Form of Stock Option Agreement (Employee-F) (20)*
10.11	- Form of Amendment to Stock Option Agreement (Employee-F) (21)*
10.12	- Form of Stock Option Agreement (Employee-E) (20)*
10.13	- Form of Stock Option Agreement (Employee-SO) (17)*
10.14	- Form of Stock Option Agreement (Employee-ST) (17)*
10.15	- Form of Performance Share Unit Agreement (Employee-SO)*
10.16	- Form of Performance Share Unit Agreement (Employee-ST) (17)*
10.17	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (22)*
2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates Forms of Award Agreements
10.18	- Form of Stock Option Agreement for Executive Committee Members (23)*
10.19	- Form of Stock Option Agreement for U.S. Employees effective for grants in or after January 2014 (23)*
10.20	First Data Corporation 2015 Omnibus Incentive Plan (22)*
First Data Corporation 2015 Omnibus Incentive Plan Forms of Award Agreements
10.21	- Form of Option Agreement for Management Committee and Directors (23)*
10.22	- Form of Option Grant Notice and Option Grant Agreement (23)*
10.23	Fiserv, Inc. Executive Severance and Change of Control Policy, effective August 10, 2021 (24)*
10.24	Fiserv, Inc. Executive Officer Cash Severance Policy (2)*
10.25	Employment Agreement, dated December 21, 2022, between Fiserv, Inc. and Frank J. Bisignano (25)*
10.26	Fiserv, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan (3)*
10.27	Form of Non-Employee Director Indemnity Agreement (26)
10.28	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (19)*
10.29	Non-Employee Director Compensation Schedule (27)*
10.30	Credit Agreement, dated as of June 16, 2022, among Fiserv, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto (28)*
21.1	Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Fiserv, Inc. Compensation Recoupment Policy
101.INS**	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____
*    This exhibit is a management contract or compensatory plan or arrangement.
**    Filed with this Annual Report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Balance Sheets at December 31, 2023 and 2022, (iv) the Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (vi) Notes to Consolidated Financial Statements, and (vii) the information included in Part II, ITEM 9B(b).
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
(10)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2023, and incorporated herein by reference.
(11)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2023, and incorporated herein by reference.

(12)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 21, 2023, and incorporated herein by reference.
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
(16)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2012, and incorporated herein by reference.
(17)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 23, 2023, and incorporated herein by reference.
(18)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2017, and incorporated herein by reference.
(19)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2017, and incorporated herein by reference.
(20)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 23, 2017, and incorporated herein by reference.
(21)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference.
(22)Previously filed as an exhibit to the Company’s Post-Effective Amendment No. 1 on Form S-8 to the Form S-4 Registration Statement of Fiserv, Inc. filed July 29, 2019, and incorporated herein by reference.
(23)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019, and incorporated herein by reference.
(24)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 12, 2021, and incorporated herein by reference.
(25)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022, and incorporated herein by reference.
(26)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.
(27)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2022, and incorporated herein by reference.
(28)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 21, 2022, and incorporated herein by reference.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2024.

FISERV, INC.

By:	/s/ Frank J. Bisignano
Frank J. Bisignano
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2024.

Name	Capacity

/s/ Frank J. Bisignano	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Frank J. Bisignano

/s/ Robert W. Hau	Chief Financial Officer (Principal Financial Officer)
Robert W. Hau

/s/ Kenneth F. Best	Chief Accounting Officer (Principal Accounting Officer)
Kenneth F. Best

/s/ Henrique De Castro	Director
Henrique De Castro

/s/ Harry F. DiSimone	Director
Harry F. DiSimone

/s/ Lance M. Fritz	Director
Lance M. Fritz

/s/ Dylan G. Haggart	Director
Dylan G. Haggart

/s/ Wafaa Mamilli	Director
Wafaa Mamilli

/s/ Heidi G. Miller	Director
Heidi G. Miller

/s/ Doyle R. Simons	Director
Doyle R. Simons

/s/ Kevin M. Warren	Director
Kevin M. Warren

/s/ Charlotte Yarkoni	Director
Charlotte Yarkoni