Form 10-Q
period 2024-03-31
FISERV INC
filed 2024-04-24
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number 1-38962

FISERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1506125
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)
600 N. Vel R. Phillips Avenue, Milwaukee, WI 53203
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 19, 2024, there were 585,101,873 shares of common stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Processing and services (1)	$4,000	$3,673
Product	883	874
Total revenue	4,883	4,547
Expenses:
Cost of processing and services	1,354	1,405
Cost of product	651	600
Selling, general and administrative	1,697	1,604
Net loss on sale of businesses and other assets	—	4
Total expenses	3,702	3,613
Operating income	1,181	934
Interest expense, net	(261)	(202)
Other expense, net	(7)	(20)
Income before income taxes and loss from investments in unconsolidated affiliates	913	712
Income tax provision	(153)	(124)
Loss from investments in unconsolidated affiliates	(8)	(12)
Net income	752	576
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	17	13
Net income attributable to Fiserv, Inc.	$735	$563

Net income attributable to Fiserv, Inc. per share:
Basic	$1.24	$0.90
Diluted	$1.24	$0.89

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	590.9	626.9
Diluted	594.8	631.3
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $40 million and $46 million for the three months ended March 31, 2024 and 2023, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$752	$576
Other comprehensive (loss) income:
Fair market value adjustment on derivatives	1	5
Reclassification adjustment for net realized (gains) losses on cash flow hedges included in cost of processing and services	(1)	1
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	4	5
Tax impacts of derivatives	(1)	(3)
Unrealized (loss) gain on defined benefit pension plans (see Note 1)	(84)	3
Tax impacts of defined benefit pension plans	21	(1)
Foreign currency translation	(133)	115
Tax impacts of foreign currency translation	(31)	22
Total other comprehensive (loss) income	(224)	147
Comprehensive income	$528	$723
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	17	13
Less: other comprehensive (loss) income attributable to noncontrolling interests	(13)	12
Comprehensive income attributable to Fiserv, Inc.	$524	$698
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,214	$1,204
Trade accounts receivable, less allowance for doubtful accounts	3,574	3,582
Prepaid expenses and other current assets	2,595	2,344
Settlement assets	29,711	27,681
Total current assets	37,094	34,811
Property and equipment, net	2,226	2,161
Customer relationships, net	6,747	7,075
Other intangible assets, net	4,179	4,135
Goodwill	37,038	37,205
Contract costs, net	941	968
Investments in unconsolidated affiliates	2,220	2,262
Other long-term assets	2,253	2,273
Total assets	$92,698	$90,890
Liabilities and Equity
Accounts payable and accrued expenses	$3,957	$4,355
Short-term and current maturities of long-term debt	671	755
Contract liabilities	779	761
Settlement obligations	29,711	27,681
Total current liabilities	35,118	33,552
Long-term debt	23,754	22,363
Deferred income taxes	3,048	3,078
Long-term contract liabilities	247	250
Other long-term liabilities	948	978
Total liabilities	63,115	60,221
Commitments and Contingencies (see Note 18)
Redeemable Noncontrolling Interest	160	161
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	22,861	23,103
Accumulated other comprehensive loss	(994)	(783)
Retained earnings	21,179	20,444
Treasury stock, at cost, 198 million and 190 million shares, respectively	(14,253)	(12,915)
Total Fiserv, Inc. shareholders’ equity	28,801	29,857
Noncontrolling interests	622	651
Total equity	29,423	30,508
Total liabilities and equity	$92,698	$90,890
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$752	$576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	401	352
Amortization of acquisition-related intangible assets	373	433
Amortization of financing costs and debt discounts	11	10
Share-based compensation	86	93
Deferred income taxes	(24)	(87)
Net loss on sale of businesses and other assets	—	4
Loss from investments in unconsolidated affiliates	8	12
Distributions from unconsolidated affiliates	8	11
Non-cash impairment charges	14	—
Other operating activities	10	(1)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	3	255
Prepaid expenses and other assets	(315)	(224)
Contract costs	(57)	(66)
Accounts payable and other liabilities	(457)	(336)
Contract liabilities	18	98
Net cash provided by operating activities	831	1,130
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(420)	(339)
Distributions from unconsolidated affiliates	22	34
Purchases of investments	(3)	(5)
Proceeds from sale of investments	3	—
Other investing activities	1	(4)
Net cash used in investing activities	(397)	(314)
Cash flows from financing activities:
Debt proceeds	2,743	2,071
Debt repayments	(987)	(424)
Net repayments of commercial paper and short-term borrowings	(484)	(781)
Payments of debt financing costs	(11)	(15)
Proceeds from issuance of treasury stock	39	29
Purchases of treasury stock, including employee shares withheld for tax obligations	(1,674)	(1,530)
Settlement activity, net	219	(460)
Distributions paid to noncontrolling interests and redeemable noncontrolling interest	(34)	(8)
Other financing activities	—	(31)
Net cash used in financing activities	(189)	(1,149)
Effect of exchange rate changes on cash and cash equivalents	(17)	17
Net change in cash and cash equivalents	228	(316)
Cash and cash equivalents, beginning balance	2,963	3,192
Cash and cash equivalents, ending balance	$3,191	$2,876
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Segment Realignment
Effective for the three months ended March 31, 2024, the Company realigned its reportable segments to correspond with changes in its business designed to further enhance operational performance in the delivery of its integrated portfolio of products and solutions to its financial institution clients (the “Segment Realignment”). The Company’s new reportable segments are the Merchant Solutions (“Merchant”) segment and the Financial Solutions (“Financial”) segment. Segment results for the three months ended March 31, 2023 have been recast to reflect the Segment Realignment. See Note 20 for additional information.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a majority controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is typically established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within loss from investments in unconsolidated affiliates, and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest of between 20% and 50%; however, for partnerships and limited liability companies, an ownership interest of between 3% and 50% or board of director representation may also constitute significant influence.
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

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

(In millions)	March 31, 2024	December 31, 2023	March 31, 2023
Cash and cash equivalents on the consolidated balance sheets	$1,214	$1,204	$1,046
Cash and cash equivalents included in settlement assets	1,975	1,756	1,823
Other restricted cash	2	3	7
Total cash and cash equivalents on the consolidated statements of cash flows	$3,191	$2,963	$2,876

Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $69 million and $86 million at March 31, 2024 and December 31, 2023, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses represent advance payments for goods and services to be consumed in the future, such as maintenance, postage and insurance, and totaled $543 million and $423 million at March 31, 2024 and December 31, 2023, respectively. Other current assets, including net income tax receivables, Clover Capital cash advances and settlement advance cash payments, totaled $2,052 million and $1,921 million at March 31, 2024 and December 31, 2023, respectively. The net income tax receivable balance, including receivables associated with transferable federal tax credits (see Note 15), were $568 million and $534 million at March 31, 2024 and December 31, 2023, respectively.
The Company offers merchants advance access to capital through its Clover Capital cash advance program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under the Clover Capital program were $297 million and $281 million at March 31, 2024 and December 31, 2023, respectively. The Company maintained a reserve of $13 million and $12 million at March 31, 2024 and December 31, 2023, respectively, based on an estimate of uncollectible amounts.
The Company also offers merchants within its international operations advance access to capital by providing them the opportunity to receive settlement cash payments in advance in exchange for their receivables from card issuers, including when the cardholders have elected to pay over time in installments. The Company maintains short-term lines of credit with foreign banks and alliance partners to fund such anticipated settlement activity (see Note 10). These local currency denominated arrangements are primarily associated with the Company’s operations in Latin America, the most significant of which are denominated in Argentine Peso and Brazilian Real. The Company’s outstanding cash advances from card issuers related to this settlement funding activity were $520 million and $381 million at March 31, 2024 and December 31, 2023, respectively.
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

Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $25 million and $15 million for the three months ended March 31, 2024 and 2023, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The amount of merchant collateral available to the Company was $692 million and $690 million at March 31, 2024 and December 31, 2023, respectively. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and accrued expenses in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $34 million and $36 million at March 31, 2024 and December 31, 2023, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s operating segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2023 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test for certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. Additionally, a significant change in a merchant alliance business relationship or operating performance could result in a material goodwill impairment charge.
In connection with the Segment Realignment, the Company performed an interim goodwill impairment assessment in the first quarter of 2024 for the impacted reporting units, and determined that its goodwill was not impaired based on an assessment of various qualitative factors. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry and other events specific to its reporting units. There is no accumulated goodwill impairment for the Company through March 31, 2024.
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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $35 million and $18 million for the three months ended March 31, 2024 and 2023, respectively, which is included within other expense, net in the consolidated statements of income.

To reduce exposure to changes in the value of the Company’s net investments in certain of its foreign currency-denominated subsidiaries due to changes in foreign currency exchange rates, the Company uses fixed-to-fixed cross-currency rate swap contracts and foreign currency-denominated debt as economic hedges of its net investments in such foreign currency-denominated subsidiaries. Foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation, net of tax, within other comprehensive (loss) income in the consolidated statements of comprehensive income and will remain in accumulated other comprehensive loss within the consolidated balance sheets until the sale or complete liquidation of the underlying foreign currency-denominated subsidiaries.
Derivatives
Derivatives are entered into for periods consistent with related underlying exposures and are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a net investment hedge, changes in the fair value of the derivative, net of tax, are recorded in the foreign currency translation component of other comprehensive (loss) income until the sale or complete liquidation of the underlying net investment. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative are recorded in the same line item as the changes in the fair value of the hedged item and recognized in the consolidated statements of income. To the extent a derivative is not designated as a hedge, changes in fair value are recognized in the consolidated statements of income. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes.
Defined Benefit Pension Plans
The Company maintains frozen noncontributory defined benefit pension plans covering certain employees in Europe and the U.S. Effective September 30, 2023, the Company terminated the United Kingdom (“U.K.”) and U.S. defined benefit pension plans. In March 2024, the Company entered into a group annuity insurance contract to provide for the administration of future payments to eligible plan participants of the terminated U.K. plan. In connection with the buy-in of this insurance policy, the plan’s projected benefit obligation was remeasured to the value of the group annuity insurance contract, resulting in an unrecognized loss, net of tax, of approximately $63 million recorded in accumulated other comprehensive loss within the consolidated balance sheet at March 31, 2024.
Upon the settlement of the terminated plans, which is expected to be completed in 2024, the Company will fund the estimated plan termination liability shortfall for the U.S. defined benefit pension plan of approximately $25 million and expects to recognize a non-cash pre-tax pension settlement charge for the terminated plans of approximately $150 million, which also includes the recognition of remaining net actuarial unrecognized losses recorded within accumulated other comprehensive loss. The amount of accrued vested benefits to be received by participants will not be impacted.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended March 31,
(In millions)	2024	2023
Interest expense	$(271)	$(210)
Interest income	10	8
Interest expense, net	$(261)	$(202)

2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. For public entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The provisions within ASU 2022-03 are to be applied prospectively with any adjustments from the adoption recognized in earnings and disclosed on the date of adoption. The Company adopted ASU 2022-03 effective January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements or disclosures for the three months ended March 31, 2024.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant and the Financial reportable segments. Additional information regarding the Company’s business segments is included in Note 20. The table below presents the Company’s revenue disaggregated by business line, including a reconciliation with its reportable segments. The Company’s disaggregation of revenue for the three months ended March 31, 2023 has been recast to reflect the Segment Realignment. The Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned domestically, with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 15% and 13% of total revenue for the three months ended March 31, 2024 and 2023, respectively.

(In millions)	Three Months Ended March 31,
Revenue by Business Line	2024	2023
Small Business	$1,488	$1,285
Enterprise	463	437
Processing	302	274
Total Merchant segment revenue	$2,253	$1,996
Digital Payments	$920	$873
Issuing	761	731
Banking	604	619
Total Financial segment revenue	$2,285	$2,223
Corporate and Other	$345	$328
Total Revenue	$4,883	$4,547
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	March 31, 2024	December 31, 2023
Contract assets	$784	$754
Contract liabilities	1,026	1,011
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily relate to customer discounts where revenue recognition and payment of consideration under the contract is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $285 million of revenue during the three months ended March 31, 2024 that was included in the contract liabilities balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at March 31, 2024:

(In millions)
Year Ending December 31,
Remainder of 2024	$1,828
2025	2,053
2026	1,505
2027	965
Thereafter	1,071
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
Acquisitions
On October 9, 2023, the Company acquired Skytef Solucões em Captura de Transações Ltda (“Skytef”), a distributor for independent software vendor partners and merchants of the Company’s Electronic Funds Transfer payments software. Skytef is included within the Merchant segment and expands the Company’s distribution network and POS applications. On November 1, 2023, the Company acquired Sled S.A. (“Sled”), a provider of instant payment solutions. Sled is included within the Merchant segment and expands the Company’s direct payment service capabilities. The Company acquired these businesses in Latin America for an aggregate purchase price, including hold-backs, of $17 million. The purchase price allocations for the Skytef and Sled acquisitions were finalized in the first quarter of 2024, and measurement period adjustments did not have a material impact on the Company’s consolidated income statement.
Dispositions
On July 25, 2023, the Company sold its financial reconciliation business, which was reported within the Financial segment, for cash proceeds of $235 million. The Company recognized a pre-tax gain of $172 million on the sale, recorded within net gain (loss) on sale of businesses and other assets, with a related tax expense of $48 million recorded within the income tax provision, in the consolidated statement of income for the year ended December 31, 2023. The pre-tax gain was comprised of the difference between the consideration received and the net carrying amount of the business, including $38 million of allocated goodwill; $15 million of other net assets, primarily consisting of trade accounts receivable and capitalized software; and $10 million of accumulated foreign currency translation losses which were reclassified from accumulated other comprehensive loss.
5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2024
Customer relationships	$14,593	$7,846	$6,747
Acquired software and technology	2,121	1,180	941
Trade names	639	370	269
Purchased software	1,078	482	596
Capitalized software and other intangibles	3,544	1,171	2,373
Total	$21,975	$11,049	$10,926

December 31, 2023
Customer relationships	$14,669	$7,594	$7,075
Acquired software and technology	2,148	1,148	1,000
Trade names	641	356	285
Purchased software	1,087	520	567
Capitalized software and other intangibles	3,356	1,073	2,283
Total	$21,901	$10,691	$11,210
Amortization expense associated with the above identifiable intangible assets was $534 million and $595 million for the three months ended March 31, 2024 and 2023, respectively.

6. Investments in Unconsolidated Affiliates
The Company maintains investments in various affiliates that are accounted for as equity method investments, the most significant of which are related to the Company’s merchant alliances. The Company’s share of net income or loss from these investments is reported within loss from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. The Company reviews its equity method investments each reporting period for indications of an other-than-temporary deterioration in value, including significant changes in business relationships with merchant alliances. A deterioration in value of an equity method investment determined to be other-than-temporary is recorded as a current-period impairment charge within loss from investments in unconsolidated affiliates in the consolidated statements of income. The estimated fair values of the Company’s investments in unconsolidated merchant alliances assume a continuation beyond the existing contractual term. A renewal of certain of the merchant alliance agreements beyond the current contractual term is not solely within the Company’s control.
Merchant Alliances
The Company maintains ownership interests in various merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance based on contractual pricing (see Note 19). The Company’s investment in its merchant alliances was $1.9 billion at both March 31, 2024 and December 31, 2023, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $174 million and $156 million at March 31, 2024 and December 31, 2023, respectively, and are included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense, net in the consolidated statements of income for the period. Adjustments made to the values recorded for certain equity securities and gains and losses from sales of equity securities were $21 million during the three months ended March 31, 2024 and were not significant during the three months ended March 31, 2023.
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
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $447 million and $443 million at March 31, 2024 and December 31, 2023, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2024, the Company estimates that it will recognize gains of approximately $3 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $112 million and $116 million at March 31, 2024 and December 31, 2023, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2024, the Company estimates that it will recognize approximately $14 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
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
At March 31, 2024, aggregate notional fixed-to-fixed cross-currency rate swaps of 475 million Euros and 751 million Singapore Dollars have been designated as net investment hedges to hedge a portion of the Company’s net investment in certain subsidiaries whose functional currencies are the Euro and Singapore Dollar. The Company has also designated certain of its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound.
Foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive (loss) income in the consolidated statements of comprehensive income and will remain in accumulated other comprehensive loss in the consolidated balance sheets until the sale or complete liquidation of the underlying foreign currency-denominated subsidiaries.
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive (loss) income in the consolidated statements of comprehensive income were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Cross-currency rate swap contracts	$16	$(2)
Foreign currency-denominated debt	77	(64)
The Company recorded income tax impacts of $(31) million and $22 million during the three months ended March 31, 2024 and 2023, respectively, in other comprehensive (loss) income from the translation of foreign currency-denominated senior notes, Euro commercial paper notes and cross-currency rate swap contracts.
Fair Value Hedges
The Company maintains a fixed-to-fixed cross-currency rate swap contract of 525 million notional British Pounds, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes due in July 2025. Changes in the fair value of the cross-currency rate swap, along with the offsetting changes in the fair value of the senior notes, attributable to fluctuations in the British Pound/U.S. dollar spot rates are recognized in other expense, net within the consolidated statements of income. The Company also maintains fixed-to-fixed cross-currency rate swap contracts in the aggregate notional amount of 157 million Euros, designated as fair value hedges, to mitigate the spot foreign exchange rate risk on the principal amount of a Euro-denominated intercompany note. Changes in the fair value of the cross-currency rate swaps, along with the offsetting change in the fair value of the intercompany note, attributable to fluctuations in the Euro/U.S. dollar spot rates are recognized in other expense, net within the consolidated statements of income. Changes in the fair value of cross-currency rate swaps attributable to fluctuations in foreign currency spot rates, along with the offsetting changes in the fair values of the hedged notes, of $2 million were recognized in other expense, net within the consolidated statements of income for the three months ended March 31, 2024.
8. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 7) are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Contingent consideration related to certain of the Company’s acquisitions is estimated using the present value of a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	March 31, 2024	December 31, 2023
Assets
Forward exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	Level 2	$3	$2
Cross-currency rate swap contract designated as fair value hedge	Prepaid expenses and other current assets	Level 2	1	—
Cross-currency rate swap contract designated as fair value hedge	Other long-term assets	Level 2	1	3
Liabilities
Cross-currency rate swap contracts designated as fair value hedges	Other long-term liabilities	Level 2	$4	$1
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	40	61
Contingent consideration	Accounts payable and accrued expenses	Level 3	3	2
Contingent debt guarantee	Other long-term liabilities	Level 3	22	23
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $22.7 billion and $21.6 billion at March 31, 2024 and December 31, 2023, respectively, and the carrying value was $23.5 billion and $22.2 billion at March 31, 2024 and December 31, 2023, respectively.
Debt Guarantee Arrangements
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at March 31, 2024 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $52 million of aggregate outstanding borrowings on the revolving credit facilities at March 31, 2024. The Company has guaranteed the debt of the Lending Joint Ventures.
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures, which are reported within other long-term liabilities in the consolidated balance sheets. The Company has provided aggregate guarantees of $520 million associated with the debt of the Lending Joint Ventures and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $28 million and $31 million approximates the fair value at March 31, 2024 and December 31, 2023, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $4 million and $2 million during the three months ended March 31, 2024 and 2023, respectively, within other expense, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Trade accounts payable	$540	$449
Client deposits	950	931
Transferable federal tax credits (see Note 15)	307	804
Accrued compensation and benefits	289	344
Accrued taxes	205	203
Accrued interest	222	298
Accrued payment network fees	250	232
Operating lease liabilities	114	118
Accrued professional fees	103	96
Other accrued expenses	977	880
Total	$3,957	$4,355

10. Debt
The Company’s debt consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Short-term and current maturities of long-term debt:
Foreign lines of credit	$380	$442
Finance lease and other financing obligations	291	313
Total short-term and current maturities of long-term debt	$671	$755

Long-term debt:
2.750% senior notes due July 2024	$2,000	$2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	662	672
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	—
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	541	555
5.450% senior notes due March 2028	900	900
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	541	555
5.350% senior notes due March 2031	500	—
4.500% senior notes due May 2031 (Euro-denominated)	865	889
3.000% senior notes due July 2031 (British Pound-denominated)	662	672
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	—	418
Euro commercial paper notes	1,286	1,321
Revolving credit facility	—	74
Unamortized discount and deferred financing costs	(152)	(145)
Finance lease and other financing obligations	649	652
Total long-term debt	$23,754	$22,363
The Company was in compliance with all financial debt covenants during the three months ended March 31, 2024.
Senior Notes
On March 4, 2024, the Company completed the public offering and issuance of $2.0 billion of senior notes, comprised of $750 million aggregate principal amount of 5.150% senior notes due in March 2027, $500 million aggregate principal amount of 5.350% senior notes due in March 2031 and $750 million aggregate principal amount of 5.450% senior notes due in March 2034. Interest on these senior notes is paid semi-annually. The Company used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of the Company’s commercial paper notes and for share repurchases, and expects to use a portion of the net proceeds from this senior notes offering to repay a portion of its 2.750% senior notes upon maturity in July 2024.
At March 31, 2024, the 2.750% senior notes due in July 2024 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis, and the ability to do so under its revolving credit facility and through use of a portion of the net proceeds from the March 2024 issuance of the senior notes as described above.

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
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $418 million at December 31, 2023, with a weighted average interest rate of 5.454%. There were no outstanding borrowings under the U.S. dollar program at March 31, 2024. Outstanding borrowings under the Euro program were $1.3 billion at both March 31, 2024 and December 31, 2023, with weighted average interest rates of 4.016% and 4.029%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. There were no outstanding borrowings under the revolving credit facility at March 31, 2024. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.

Foreign Lines of Credit
The Company maintains certain short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund settlement activity associated with operations in Latin America. The Company entered into an annually renewable term loan facility, which was fully funded in April 2023, to fund settlement advance cash payments in Brazil. This term loan has a notional value of 514 million Brazilian real ($103 million USD equivalent) at March 31, 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin per annum. In February 2024, this term loan facility was amended, which amendment extended its maturity date to April 2025 and decreased the specified margin to 1.25% per annum.
The following table provides a summary of the outstanding borrowings and weighted average interest rates of the Company’s foreign lines of credit and other borrowing arrangements by country at March 31, 2024 and December 31, 2023:

	Outstanding Borrowings (in millions)		Weighted-Average Interest Rate
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Argentina	$155	$208	83.821%	121.581%
Brazil	120	123	12.628%	13.500%
Uruguay	65	55	10.695%	11.125%
Other	40	56	3.658%	4.912%
Total	$380	$442	40.354%	63.060%

11. Redeemable Noncontrolling Interest
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
The following table presents a summary of the redeemable noncontrolling interest activity during the three months ended March 31:

(In millions)	2024	2023
Balance at beginning of period	$161	$161
Distributions paid to redeemable noncontrolling interest	(7)	(8)
Share of income	6	7
Balance at end of period	$160	$160
12. Equity
The following tables provide changes in equity during the three months ended March 31, 2024 and 2023:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2024	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	784	190	$8	$23,103	$(783)	$20,444	$(12,915)	$651	$30,508
Net income (1)						735		11	746
Distributions paid to noncontrolling interests (2)								(27)	(27)
Other comprehensive loss					(211)			(13)	(224)
Share-based compensation				86					86
Shares issued under stock plans		(2)		(328)			174		(154)
Purchases of treasury stock		10					(1,512)		(1,512)
Balance at March 31, 2024	784	198	$8	$22,861	$(994)	$21,179	$(14,253)	$622	$29,423
(1)The total net income presented in equity for the three months ended March 31, 2024 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interest of $6 million not included in equity.
(2)The total distributions presented in equity for the three months ended March 31, 2024 excludes $7 million in distributions paid to redeemable noncontrolling interest not included in equity.

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
(1)The total net income presented in equity for the three months ended March 31, 2023 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interest of $7 million not included in equity.
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended March 31, 2024
Balance at December 31, 2023	$(78)	$(688)	$(17)	$(783)
Other comprehensive income (loss) before reclassifications (see Note 1)	1	(151)	(63)	(213)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income (loss)	3	(151)	(63)	(211)
Balance at March 31, 2024	$(75)	$(839)	$(80)	$(994)

Three Months Ended March 31, 2023
Balance at December 31, 2022	$(103)	$(1,064)	$(22)	$(1,189)
Other comprehensive income before reclassifications	5	125	2	132
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income	8	125	2	135
Balance at March 31, 2023	$(95)	$(939)	$(20)	$(1,054)
14. Share-Based Compensation
The Company recognized $86 million and $93 million of share-based compensation expense during the three months ended March 31, 2024 and 2023, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year, and may also occur throughout the year in conjunction with acquisitions of businesses. At March 31, 2024, the total remaining unrecognized compensation cost for restricted stock units and awards, performance share units, and unvested stock options, net of estimated forfeitures, of $558 million is expected to be recognized over a weighted-average period of 2.2 years.
A summary of restricted stock unit, restricted stock award and performance share unit activity during the three months ended March 31, 2024 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2023	5,419	$103.11	3,219	$104.09
Granted	1,963	147.57	273	157.52
Forfeited	(102)	108.34	(44)	113.73
Vested	(2,207)	103.59	(217)	103.59
Units and awards - March 31, 2024	5,073	$119.99	3,231	$107.97
A summary of stock option activity during the three months ended March 31, 2024 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2023	3,865	$72.36
Granted	—	—
Forfeited	(10)	108.15
Exercised	(1,784)	55.95
Stock options outstanding - March 31, 2024	2,071	$86.31	4.55	$152
Stock options exercisable - March 31, 2024	2,022	$85.70	4.49	$150
15. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Income tax provision	$153	$124
Effective income tax rate	16.7%	17.4%
The income tax provision as a percentage of income before income taxes and loss from investments in unconsolidated affiliates was 16.7% and 17.4% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate for both the three months ended March 31, 2024 and 2023 included discrete tax benefits from equity compensation.
Pursuant to provisions under the Inflation Reduction Act, the Company has purchased transferable federal tax credits from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and accrued expenses within the consolidated balance sheet at March 31, 2024 and December 31, 2023.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $88 million at March 31, 2024. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $5 million over the next twelve months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of March 31, 2024, the Company’s U.S. federal income tax return for 2023, and tax returns in certain states and foreign jurisdictions for 2017 through 2023, remain subject to examination by taxing authorities.

16. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	590.9	626.9
Common stock equivalents	3.9	4.4
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	594.8	631.3

For the three months ended March 31, 2024 and 2023, stock options for 38 thousand and 2.2 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
17. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
(In millions)	2024	2023
Interest paid	$335	$222
Income taxes paid	700	291
Treasury stock purchases settled after the balance sheet date	47	33
Software obtained under financing arrangements	96	8
Right-of-use assets obtained in exchange for lease liabilities - operating leases	33	39
Right-of-use assets obtained in exchange for lease liabilities - finance leases	58	29
18. Commitments and Contingencies
Litigation and Legislative Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $34 million and $32 million at March 31, 2024 and December 31, 2023, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various legal proceedings in excess of amounts accrued is $0 million to approximately $100 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled approximately $1.0 billion and $3.5 billion at March 31, 2024 and December 31, 2023, respectively.
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
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $40 million and $46 million for the three months ended March 31, 2024 and 2023, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $38 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at both March 31, 2024 and December 31, 2023.
20. Business Segment Information
Following the Segment Realignment (see Note 1), the Company’s operations are comprised of the Merchant segment and the Financial segment. The businesses in the Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; and pay-by-bank solutions. The businesses within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors, including Clover®, the Company's point-of-sale integrated commerce operating system for small business clients
•Enterprise – provides products and services to large businesses, including CaratSM, the Company's integrated commerce operating system for enterprise clients
•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
The Company distributes the products and services in the Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements.
The businesses in the Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The businesses within the Financial segment consist of the following:
•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers
•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; government payment processing; and student loan processing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing

Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition and divestiture activity; certain services revenue associated with various dispositions; and postage reimbursements.

Operating results for each segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Corporate and Other	Total
Three Months Ended March 31, 2024
Processing and services revenue	$2,010	$1,985	$5	$4,000
Product revenue	243	300	340	883
Total revenue	$2,253	$2,285	$345	$4,883
Operating income (loss)	$769	$1,008	$(596)	$1,181

Three Months Ended March 31, 2023
Processing and services revenue	$1,727	$1,940	$6	$3,673
Product revenue	269	283	322	874
Total revenue	$1,996	$2,223	$328	$4,547
Operating income (loss)	$592	$943	$(601)	$934

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure in our business, including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, a recession, bank failures, or intensified international hostilities, and the impact they may have on us and our employees, clients, vendors, supply chain, operations and sales; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our strategic initiatives; our ability to attract and retain key personnel; volatility and disruptions in financial markets that may impact our ability to access preferred sources of financing and the terms on which we are able to obtain financing or increase our costs of borrowing; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
•Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2023 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2024 to the comparable period in 2023.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at March 31, 2024.
Overview
Company Background
We are a leading global provider of payments and financial services technology solutions. We serve clients around the globe, including merchants, banks, credit unions, other financial institutions, corporate and public sector clients. We help clients achieve best-in-class results through a commitment to innovation and excellence in areas including account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale (“POS”) and business management platform. Most of the products and services we provide are necessary for our clients to operate their businesses and are therefore non-discretionary in nature. We serve our global client base by working among our geographic teams across various regions, including the United States of America (“U.S.”) and Canada; Europe, Middle East and Africa; Latin America; and Asia Pacific.
We aspire to move money and information in a way that moves the world. Our purpose is to deliver superior value for our clients through leading technology, targeted innovation and excellence in everything we do. We are focused on driving growth and creating value by assembling a high-performing and diverse team, integrating our solutions, delivering operational excellence, allocating capital in a disciplined manner, including share repurchase and merger and acquisition activity, and delivering breakthrough innovation. Our long-term focus is to meet our financial commitments; continue to build high-quality revenue; deepen client relationships with an emphasis on digital solutions and value-added services; deliver innovation and integration enabling differentiated value for our clients; and generate integration value, including cost and revenue synergies from acquisitions.
Effective for the three months ended March 31, 2024, we realigned our reportable segments to correspond with changes in our business designed to further enhance operational performance in the delivery of our integrated portfolio of products and solutions to our financial institution clients (the “Segment Realignment”). Our new reportable segments are the Merchant Solutions (“Merchant”) segment and the Financial Solutions (“Financial”) segment. Segment results for the three months ended March 31, 2023 have been recast to reflect the Segment Realignment.
The businesses in the Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; and pay-by-bank solutions. The businesses within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors, including Clover®, our point-of-sale integrated commerce operating system for small business clients
•Enterprise – provides products and services to large businesses, including CaratSM, our integrated commerce operating system for enterprise clients
•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
We distribute the products and services in the Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors (“ISV”), financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements.
The businesses in the Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The businesses within the Financial segment consist of the following:
•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers
•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; government payment processing; and student loan processing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when we evaluate segment performance, such as gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition and divestiture activity; certain services revenue associated with various dispositions; and postage reimbursements.
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
Acquisitions of Businesses
On October 9, 2023, we acquired Skytef Solucões em Captura de Transações Ltda (“Skytef”), a distributor for ISV partners and merchants of our Electronic Funds Transfer payments software. Skytef is included within the Merchant segment and expands our distribution network and POS applications. On November 1, 2023, we acquired Sled S.A. (“Sled”), a provider of instant payment solutions. Sled is included within the Merchant segment and expands our direct payment service capabilities. We acquired these businesses in Latin America for an aggregate purchase price, including hold-backs, of $17 million.
Dispositions of Businesses
On July 25, 2023, we sold our financial reconciliation business, which was reported within the Financial segment, for cash proceeds of $235 million, and recognized a pre-tax gain of $172 million on the sale in the third quarter of 2023.
Other Transactions
On September 25, 2023, we acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, for $56 million. We previously held a majority controlling financial interest in this subsidiary, which continues to be consolidated and reported within the Merchant segment.
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
Additionally, there are numerous software-as-a-service (“SaaS”) solution providers in the industry, many of which have chosen to integrate merchant acquiring into their software as a way to generate revenue from existing client relationships. Such providers are independent software vendors, typically referred to as ISVs, and we believe there are numerous potential distribution partnership opportunities to cross-sell multiple value-added solutions available to us.
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
We expect that financial institutions will continue to invest significant capital to process transactions, manage information, maintain regulatory compliance and offer innovative new services to their customers in this rapidly evolving and competitive environmental shift from traditional to digital banking. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such an environment are essential to justify these investments, and we anticipate that demand for products that facilitate customer interaction with financial institutions, including a unified, seamless customer experience across mobile and online channels, will continue to increase, which we expect to create revenue opportunities for us.
Our focus on long-term client relationships and recurring, transaction-oriented products and services has reduced the impact that consolidation in the financial services industry has had on us. Rather than reducing the overall market, these consolidations transfer accounts among financial institutions. If a client loss occurs due to merger or acquisition, we typically receive a contract termination fee based on the size of the client and how early in the contract term the contract is terminated. We believe that our sizable and diverse client base, combined with our value-added software and services-led model, and our position as a leading provider of non-discretionary, recurring revenue-based products and services, gives us a solid foundation for growth.
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
The operations of our Argentina subsidiary are experiencing higher interest rates and higher inflation as compared to historical averages. The anticipated benefits of higher transitory revenue from above-average interest and inflation may be offset in whole or in part by, or may be less than, foreign currency exchange losses related to a significant devaluation of the Argentine Peso.
Changes in Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2023, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. For example, we estimate the fair values of identifiable assets acquired and liabilities assumed in connection with acquisitions and may record purchase accounting adjustments during the measurement period, which may be up to one year from the acquisition date. Additionally, we review the carrying value of goodwill for impairment by comparing the estimated fair value of our reporting units to their carrying values. Determining the fair value of a reporting unit involves judgement and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates, and future economic and market conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes. The unaudited financial results presented below have been affected by acquisitions, dispositions, and foreign currency fluctuations. Segment results for the three months ended March 31, 2023 have been recast to reflect the Segment Realignment.

	Three Months Ended March 31,
	2024	2023	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2024	2023	$	%
Revenue:
Processing and services	$4,000	$3,673	81.9%	80.8%	$327	9%
Product	883	874	18.1%	19.2%	9	1%
Total revenue	4,883	4,547	100.0%	100.0%	336	7%
Expenses:
Cost of processing and services	1,354	1,405	33.9%	38.3%	(51)	(4)%
Cost of product	651	600	73.7%	68.6%	51	9%
Sub-total	2,005	2,005	41.1%	44.1%	—	—%
Selling, general and administrative	1,697	1,604	34.8%	35.3%	93	6%
Net loss on sale of businesses and other assets	—	4	—%	0.1%	(4)	n/m
Total expenses	3,702	3,613	75.8%	79.5%	89	2%
Operating income	1,181	934	24.2%	20.5%	247	26%
Interest expense, net	(261)	(202)	(5.3)%	(4.4)%	59	29%
Other expense, net	(7)	(20)	(0.1)%	(0.4)%	(13)	(65)%
Income before income taxes and loss from investments in unconsolidated affiliates	913	712	18.7%	15.7%	201	28%
Income tax provision	(153)	(124)	(3.1)%	(2.7)%	29	23%
Loss from investments in unconsolidated affiliates	(8)	(12)	(0.2)%	(0.3)%	(4)	(33)%
Net income	752	576	15.4%	12.7%	176	31%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	17	13	0.3%	0.3%	4	31%
Net income attributable to Fiserv, Inc.	$735	$563	15.1%	12.4%	$172	31%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2024	$2,253		$2,285		$345	$4,883
2023	1,996		2,223		328	4,547
Revenue growth	$257		$62		$17	$336
Revenue growth percentage	13%		3%			7%
Operating income (loss):
2024	$769		$1,008		$(596)	$1,181
2023	592		943		(601)	934
Operating income growth	$177		$65		$5	$247
Operating income growth percentage	30%		7%			26%
Operating margin:
2024	34.1%		44.1%			24.2%
2023	29.7%		42.4%			20.5%
Operating margin growth (1)	440	bps	170	bps		370	bps
(1)Represents the basis point growth in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $336 million, or 7%, in the first quarter of 2024 compared to 2023. The revenue increase was driven by higher global processing revenue, partially offset by an 11% decrease due to foreign currency exchange rate fluctuations in the first quarter of 2024.
Revenue in our Merchant segment increased $257 million, or 13%, in the first quarter of 2024 compared to 2023. In the first quarter of 2024, Small Business contributed 10% to segment revenue growth, driven by an increase in payment and transaction volume, partially offset by foreign currency exchange rate fluctuations. Small Business revenue growth also includes contributions from our Clover operating system and the expansion of our merchant relationships through value-added services. Additionally, Enterprise and Processing each contributed 1% to Merchant segment revenue growth.
Revenue in our Financial segment increased $62 million, or 3%, in the first quarter of 2024 compared to 2023. In the first quarter of 2024, Digital Payments contributed 2% to segment revenue growth, primarily driven by an increase in transaction volume, while Issuing contributed 1% to segment growth, primarily driven by an increase in active accounts. Banking partially offset Financial segment revenue growth by 1% due to a decrease in license and termination fee revenue in the first quarter of 2024 compared to the first quarter of 2023.
Revenue at Corporate and Other increased $17 million, or 5%, in the first quarter of 2024 compared to 2023, primarily due to increased postage revenue.
Total Expenses
Total expenses increased $89 million, or 2%, in the first quarter of 2024 compared to 2023. Total expenses as a percentage of total revenue decreased 370 basis points to 75.8% in the first quarter of 2024 compared to 2023. Total expenses as a percentage of total revenue were favorably impacted by operating leverage across our various businesses, as well as a reduction in amortization of acquisition-related intangible assets and acquisition and integration related expenses of approximately 120 basis points and 20 basis points, respectively.
Cost of processing and services as a percentage of processing and services revenue decreased to 33.9% in the first quarter of 2024 compared to 38.3% in the first quarter of 2023. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by strong operating leverage accompanying scalable revenue growth.
Cost of product as a percentage of product revenue increased to 73.7% in the first quarter of 2024 compared to 68.6% in the first quarter of 2023. The cost of product as a percentage of product revenue in the first quarter of 2024 was impacted by revenue mix.

Selling, general and administrative expenses as a percentage of total revenue decreased to 34.8% in the first quarter of 2024 compared to 35.3% in the first quarter of 2023. Selling, general and administrative expenses as a percentage of total revenue was favorably impacted by a reduction in amortization of acquisition-related intangible assets and acquisition and integration related expenses of approximately 90 basis points and 40 basis points, respectively, partially offset by an increase in payments to our distribution partners.
Operating Income and Operating Margin
Total operating income increased $247 million, or 26%, in the first quarter of 2024 compared to 2023. Total operating margin increased 370 basis points to 24.2% in the first quarter of 2024 compared to 2023. Total operating income and total operating margin benefited from scalable revenue growth, along with a reduction in amortization of acquisition-related intangible assets.
Operating income in our Merchant segment increased $177 million, or 30%, in the first quarter of 2024 compared to 2023. Operating margin increased 440 basis points to 34.1% in the first quarter of 2024 compared to 2023. Operating income and operating margin growth in our Merchant segment was primarily due to operating leverage and productivity.
Operating income in our Financial segment increased $65 million, or 7%, in the first quarter of 2024 compared to 2023. Operating margin increased 170 basis points to 44.1% in the first quarter of 2024 compared to 2023. Operating income and operating margin growth in our Financial segment was primarily due to operating leverage and scalable revenue growth, partially offset by a decrease in license and termination fee revenue.
The operating loss in Corporate and Other was relatively consistent in the first quarter of 2024 compared to 2023. The operating loss in the first quarter of 2024 was favorably impacted by a reduction of $58 million in amortization of acquisition-related intangible assets, partially offset by an $18 million increase in severance costs, a $12 million facility impairment, and higher variable compensation.
Interest Expense, Net
Interest expense, net increased $59 million, or 29%, in the first quarter of 2024 compared to the first quarter of 2023 due to higher outstanding borrowings, including as a result of our public offering and issuance of $2.0 billion of senior notes in March 2024, as well as increased variable rate borrowings associated with our settlement advance cash program in Latin America in the first quarter of 2024 compared to the first quarter of 2023.
Other Expense, Net
Other expense, net decreased $13 million in the first quarter of 2024 compared to 2023. Other expense, net includes foreign currency transaction gains and losses, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Other expense, net in the first quarter of 2024 included $21 million related to a gain on the remeasurement of certain equity securities. Net foreign currency transaction losses increased $9 million in the first quarter of 2024, primarily related to our Argentina subsidiary.
Income Tax Provision
Income tax provision as a percentage of income before income taxes and loss from investments in unconsolidated affiliates was 16.7% and 17.4% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate for both the three months ended March 31, 2024 and 2023 included discrete tax benefits from equity compensation.
Loss from Investments in Unconsolidated Affiliates
Our share of net losses from unconsolidated affiliates accounted for using the equity method is reported as loss from investments in unconsolidated affiliates, and the related tax benefit is reported within the income tax provision in the consolidated statements of income. Loss from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $(8) million and $(12) million in the first quarter of 2024 and 2023, respectively.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $17 million and $13 million in the first quarter of 2024 and 2023, respectively.

Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.24 and $0.89 in the first quarter of 2024 and 2023, respectively. In addition to the favorable impacts to net income attributable to Fiserv, Inc. described above, our diluted weighted average outstanding shares were reduced by 6% in the first quarter of 2024 compared to the first quarter of 2023, due to our share repurchase program.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $1.2 billion, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $2.7 billion (net of $3.3 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due in 2024 and letters of credit) at March 31, 2024.
The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2024	2023	$	%
Net income	$752	$576	$176
Depreciation and amortization	785	795	(10)
Share-based compensation	86	93	(7)
Deferred income taxes	(24)	(87)	63
Net loss on sale of businesses and other assets	—	4	(4)
Loss from investments in unconsolidated affiliates	8	12	(4)
Distributions from unconsolidated affiliates	8	11	(3)
Non-cash impairment charges	14	—	14
Net changes in working capital and other	(798)	(274)	(524)
Net cash provided by operating activities	$831	$1,130	$(299)	(26)%
Capital expenditures, including capitalized software and other intangibles	$420	$339	$81	24%
Our operating cash flow was $831 million in the first three months of 2024, a decrease of 26% compared with $1.1 billion in the first three months of 2023. This decrease was primarily attributable to higher working capital use compared to the prior period, including as a result of higher income taxes paid of $409 million in the first three months of 2024 compared to the first three months of 2023.
We maintain investments in various affiliates that are accounted for as equity method investments. Total distributions from unconsolidated affiliates, including those classified as cash flows from investing activities, were $30 million and $45 million in the first three months of 2024 and 2023, respectively.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 9% and 7% of our total revenue for the first three months of 2024 and 2023, respectively.
Share Repurchases
We repurchased $1.5 billion of our common stock during both the first three months of 2024 and 2023. On February 22, 2023, our board of directors approved a repurchase authorization for up to 75.0 million shares of our common stock. As of March 31, 2024, we had approximately 41.7 million shares remaining under our existing repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.

Acquisitions and Dispositions
Acquisitions of Businesses
We acquired Skytef in October 2023 and Sled in November 2023 for an aggregate purchase price, including hold-backs, of $17 million. We funded these acquisitions by utilizing available cash. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
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

Indebtedness
Our debt consisted of the following at:

(In millions)	March 31, 2024	December 31, 2023
Short-term and current maturities of long-term debt:
Foreign lines of credit	$380	$442
Finance lease and other financing obligations	291	313
Total short-term and current maturities of long-term debt	$671	$755

Long-term debt:
2.750% senior notes due July 2024	$2,000	$2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	662	672
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	—
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	541	555
5.450% senior notes due March 2028	900	900
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	541	555
5.350% senior notes due March 2031	500	—
4.500% senior notes due May 2031 (Euro-denominated)	865	889
3.000% senior notes due July 2031 (British Pound-denominated)	662	672
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	—	418
Euro commercial paper notes	1,286	1,321
Revolving credit facility	—	74
Unamortized discount and deferred financing costs	(152)	(145)
Finance lease and other financing obligations	649	652
Total long-term debt	$23,754	$22,363

In March 2024, we completed the public offering and issuance of $2.0 billion of senior notes, comprised of $750 million aggregate principal amount of 5.150% senior notes due in March 2027, $500 million aggregate principal amount of 5.350% senior notes due in March 2031 and $750 million aggregate principal amount of 5.450% senior notes due in March 2034. We used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of our commercial paper notes and for share repurchases, and expect to use a portion of the net proceeds from this senior notes offering to repay a portion of our 2.750% senior notes upon maturity in July 2024.
At March 31, 2024, our debt consisted primarily of $22.0 billion of fixed-rate senior notes and $1.3 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion.

At March 31, 2024, the 2.750% senior notes due in July 2024 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis, and the ability to do so under our revolving credit facility and through use of a portion of the net proceeds from the March 2024 issuance of the senior notes as described above. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at March 31, 2024:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	40.354%	$380
Euro commercial paper notes	various	4.016%	1,286
Total variable rate debt		12.311%	$1,666
We maintain certain short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund settlement activity associated with operations in Latin America. We entered into an annually renewable term loan facility, which was fully funded in April 2023, to fund settlement advance cash payments in Brazil. This term loan has a notional value of 514 million Brazilian real ($103 million USD equivalent) at March 31, 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin per annum. In February 2024, this term loan facility was amended, which amendment extended its maturity date to April 2025 and decreased the specified margin to 1.25% per annum.
The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at March 31, 2024:

	Outstanding Borrowings (in millions)	Weighted-Average Interest Rate
Argentina	$155	83.821%
Brazil	120	12.628%
Uruguay	65	10.695%
Other	40	3.658%
Total	$380	40.354%
We maintain unsecured U.S. dollar and Euro commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
We also maintain a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. There were no outstanding borrowings under the revolving credit facility at March 31, 2024. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
During the first three months of 2024, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $437 million in senior unsecured debt at March 31, 2024 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $52 million of aggregate outstanding borrowings on the revolving credit facilities at March 31, 2024. We have guaranteed the debt of the Lending Joint Ventures. We maintained a liability of $28 million at March 31, 2024 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $22 million at March 31, 2024, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so, and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of 90 days or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets.
The table below details our cash and cash equivalents held at:

(In millions)	March 31, 2024	December 31, 2023
Available	$596	$450
Unavailable (1)	618	754
Total	$1,214	$1,204
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
Our exposure to foreign currency exchange risks generally arises from our international operations to the extent they are conducted in local currency. The major currencies to which our operations are exposed are the Argentine Peso, Brazilian Real, British Pound, Euro and Indian Rupee. Changes in the value of underlying monetary assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions in highly inflationary economies, primarily Argentina, may result in foreign currency exchange losses. We also have exposure to risks related to currency devaluation in certain countries, including Argentina, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline.
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes to our quantitative and qualitative analyses about market risk during the three months ended March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2024	3,095,000	$137.47	3,095,000	48,884,234
February 1-29, 2024	2,831,280	146.63	2,831,280	46,052,954
March 1-31, 2024	4,316,788	152.75	4,316,788	41,736,166
Total	10,243,068		10,243,068
(1)On February 22, 2023, our board of directors authorized the purchase of up to 75.0 million shares of our common stock. This authorization does not expire.
ITEM 5. OTHER INFORMATION
(c) During the three months ended March 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Thirty-Second Supplemental Indenture, dated as of March 4, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed March 4, 2024)

4.2
Thirty-Third Supplemental Indenture, dated as of March 4, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed March 4, 2024)

4.3
Thirty-Fourth Supplemental Indenture, dated as of March 4, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Fiserv, Inc. filed March 4, 2024)

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
_______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) Notes to Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	April 24, 2024	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	April 24, 2024	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer