Form 10-Q
period 2024-06-30
FISERV INC
filed 2024-07-25
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 19, 2024, there were 575,725,190 shares of common stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Processing and services (1)	$4,140	$3,924	$8,140	$7,597
Product	967	832	1,850	1,706
Total revenue	5,107	4,756	9,990	9,303
Expenses:
Cost of processing and services	1,343	1,351	2,697	2,756
Cost of product	639	578	1,290	1,178
Selling, general and administrative	1,697	1,696	3,394	3,300
Net loss on sale of businesses and other assets	—	—	—	4
Total expenses	3,679	3,625	7,381	7,238
Operating income	1,428	1,131	2,609	2,065
Interest expense, net	(285)	(232)	(546)	(434)
Other expense, net	(5)	(26)	(12)	(46)
Income before income taxes and (loss) income from investments in unconsolidated affiliates	1,138	873	2,051	1,585
Income tax provision	(221)	(181)	(374)	(305)
(Loss) income from investments in unconsolidated affiliates	(8)	3	(16)	(9)
Net income	909	695	1,661	1,271
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	15	12	32	25
Net income attributable to Fiserv, Inc.	$894	$683	$1,629	$1,246

Net income attributable to Fiserv, Inc. per share:
Basic	$1.53	$1.11	$2.78	$2.01
Diluted	$1.53	$1.10	$2.76	$1.99

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	582.7	615.4	586.8	621.2
Diluted	585.4	619.2	590.1	625.3
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $36 million and $45 million for the three months ended June 30, 2024 and 2023, respectively, and $76 million and $91 million for the six months ended June 30, 2024 and 2023, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$909	$695	$1,661	$1,271
Other comprehensive (loss) income:
Fair market value adjustment on derivatives	1	4	2	9
Reclassification adjustment for net realized gains on cash flow hedges included in cost of processing and services	(1)	(1)	(2)	—
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	4	2	8	7
Tax impacts of derivatives	(1)	(1)	(2)	(4)
Unrealized (loss) gain on defined benefit pension plans (see Note 1)	(21)	—	(105)	3
Tax impacts of defined benefit pension plans	5	—	26	(1)
Foreign currency translation	(187)	135	(320)	250
Tax impacts of foreign currency translation	(8)	18	(39)	40
Total other comprehensive (loss) income	(208)	157	(432)	304
Comprehensive income	$701	$852	$1,229	$1,575
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	15	12	32	25
Less: other comprehensive (loss) income attributable to noncontrolling interests	(5)	3	(18)	15
Comprehensive income attributable to Fiserv, Inc.	$691	$837	$1,215	$1,535
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,195	$1,204
Trade accounts receivable, less allowance for doubtful accounts	3,744	3,582
Prepaid expenses and other current assets	3,263	2,344
Settlement assets	30,125	27,681
Total current assets	38,327	34,811
Property and equipment, net	2,285	2,161
Customer relationships, net	6,434	7,075
Other intangible assets, net	4,118	4,135
Goodwill	36,867	37,205
Contract costs, net	938	968
Investments in unconsolidated affiliates	2,210	2,262
Other long-term assets	2,238	2,273
Total assets	$93,417	$90,890
Liabilities and Equity
Accounts payable and other current liabilities	$4,187	$4,355
Short-term and current maturities of long-term debt	1,108	755
Contract liabilities	781	761
Settlement obligations	30,125	27,681
Total current liabilities	36,201	33,552
Long-term debt	24,401	22,363
Deferred income taxes	2,862	3,078
Long-term contract liabilities	262	250
Other long-term liabilities	913	978
Total liabilities	64,639	60,221
Commitments and Contingencies (see Note 18)
Redeemable Noncontrolling Interest	—	161
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,014	23,103
Accumulated other comprehensive loss	(1,197)	(783)
Retained earnings	22,073	20,444
Treasury stock, at cost, 207 million and 190 million shares, respectively	(15,744)	(12,915)
Total Fiserv, Inc. shareholders’ equity	28,154	29,857
Noncontrolling interests	624	651
Total equity	28,778	30,508
Total liabilities and equity	$93,417	$90,890
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,661	$1,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	815	717
Amortization of acquisition-related intangible assets	744	868
Amortization of financing costs and debt discounts	22	20
Share-based compensation	185	199
Deferred income taxes	(207)	(186)
Net loss on sale of businesses and other assets	—	4
Loss from investments in unconsolidated affiliates	16	9
Distributions from unconsolidated affiliates	19	30
Non-cash impairment charges	14	—
Other operating activities	21	(1)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(176)	131
Prepaid expenses and other assets	(420)	(430)
Contract costs	(104)	(116)
Accounts payable and other liabilities	(448)	(573)
Contract liabilities	30	65
Net cash provided by operating activities	2,172	2,008
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(768)	(679)
Merchant cash advances, net	(451)	—
Distributions from unconsolidated affiliates	39	79
Purchases of investments	(35)	(11)
Proceeds from sale of investments	8	—
Other investing activities	—	(2)
Net cash used in investing activities	(1,207)	(613)
Cash flows from financing activities:
Debt proceeds	3,189	3,160
Debt repayments	(1,457)	(978)
Net borrowings from (repayments of) commercial paper and short-term borrowings	532	(767)
Payments of debt financing costs	(14)	(21)
Proceeds from issuance of treasury stock	58	53
Purchases of treasury stock, including employee shares withheld for tax obligations	(3,230)	(2,603)
Settlement activity, net	(150)	(515)
Distributions paid to noncontrolling interests and redeemable noncontrolling interest	(41)	(14)
Payments of acquisition-related contingent consideration	—	(30)
Other financing activities	(1)	(35)
Net cash used in financing activities	(1,114)	(1,750)
Effect of exchange rate changes on cash and cash equivalents	(12)	19
Net change in cash and cash equivalents	(161)	(336)
Cash and cash equivalents, beginning balance	2,963	3,192
Cash and cash equivalents, ending balance	$2,802	$2,856
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and six months ended June 30, 2024 and 2023 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Segment Realignment
Effective in the first quarter of 2024, the Company realigned its reportable segments to correspond with changes in its business designed to further enhance operational performance in the delivery of its integrated portfolio of products and solutions to its financial institution clients (the “Segment Realignment”). The Company’s new reportable segments are the Merchant Solutions (“Merchant”) segment and the Financial Solutions (“Financial”) segment. Segment results for the three and six months ended June 30, 2023 have been recast to reflect the Segment Realignment. See Note 20 for additional information.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a majority controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is typically established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within income (loss) from investments in unconsolidated affiliates, and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest of between 20% and 50%; however, for partnerships and limited liability companies, an ownership interest of between 3% and 50% or board of director representation may also constitute significant influence.
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

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

(In millions)	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents on the consolidated balance sheets	$1,195	$1,204	$1,082
Cash and cash equivalents included in settlement assets	1,606	1,756	1,768
Other restricted cash	1	3	6
Total cash and cash equivalents on the consolidated statements of cash flows	$2,802	$2,963	$2,856
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $70 million and $86 million at June 30, 2024 and December 31, 2023, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Prepaid maintenance, postage and insurance	$260	$187
Other prepaid expenses	276	236
Total prepaid expenses (1)	536	423
Income tax receivables (2)	749	534
Clover Capital cash advances, net	291	269
Settlement advance cash payments	1,002	381
Other current assets	685	737
Total other current assets	2,727	1,921
Total prepaid expenses and other current assets	$3,263	$2,344
(1)Prepaid expenses represent advance payments for goods and services to be consumed in the future.
(2)Includes receivables associated with transferable federal tax credits (see Note 15).
The Company offers merchants advance access to capital through its Clover Capital program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under the Clover Capital program were $303 million and $281 million at June 30, 2024 and December 31, 2023, respectively. The Company maintained a reserve of $12 million at both June 30, 2024 and December 31, 2023, based on an estimate of uncollectible amounts.
The Company also offers merchants within its international operations advance access to capital by providing them the opportunity to receive settlement cash payments in advance in exchange for their receivables from card issuers, including when the cardholders have elected to pay over time in installments. The Company maintains various short-term lines of credit with foreign banks and alliance partners to fund such anticipated settlement activity (see Note 10). These local currency denominated arrangements are primarily associated with the Company’s operations in Latin America, the most significant of which are denominated in Argentine Peso and Brazilian Real. The changes in the Clover Capital and settlement advance cash programs are included in merchant cash advances, net within cash flows from investing activities in the consolidated statements of cash flows.

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
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $28 million and $22 million for the three months ended June 30, 2024 and 2023, respectively, and $53 million and $37 million for the six months ended June 30, 2024 and 2023, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The amount of merchant collateral available to the Company was $640 million and $690 million at June 30, 2024 and December 31, 2023, respectively. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and other current liabilities in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $38 million and $36 million at June 30, 2024 and December 31, 2023, respectively.
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
In connection with the Segment Realignment, the Company performed an interim goodwill impairment assessment in the first quarter of 2024 for the impacted reporting units, and determined that its goodwill was not impaired based on an assessment of various qualitative factors. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry and other events specific to its reporting units. There is no accumulated goodwill impairment for the Company through June 30, 2024.

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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $18 million and $32 million for the three months ended June 30, 2024 and 2023, respectively, and $53 million and $50 million for the six months ended June 30, 2024 and 2023, respectively, which is included within other expense, net in the consolidated statements of income.
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
Defined Benefit Pension Plans
The Company maintains frozen noncontributory defined benefit pension plans covering certain employees in Europe and the U.S. Effective September 30, 2023, the Company terminated the United Kingdom (“U.K.”) and U.S. defined benefit pension plans. In March 2024, the Company entered into a group annuity insurance contract to provide for the administration of future payments to eligible plan participants of the terminated U.K. plan. In connection with the buy-in of this insurance policy, the plan’s projected benefit obligation was remeasured to the value of the group annuity insurance contract, resulting in an unrecognized loss, net of tax, of approximately $63 million recorded in accumulated other comprehensive loss within the consolidated balance sheet.
Upon the settlement of the terminated plans, which is expected to be completed in 2024, the Company will fund the estimated plan termination liability shortfall for the U.S. defined benefit pension plans of approximately $25 million and expects to recognize a net non-cash pre-tax pension settlement charge for the terminated U.S. and U.K. plans of approximately $140 million, which also includes the recognition of remaining net actuarial unrecognized losses recorded within accumulated other comprehensive loss. The amount of accrued vested benefits to be received by participants will not be impacted.

Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest expense	$(294)	$(237)	$(565)	$(447)
Interest income	9	5	19	13
Interest expense, net	$(285)	$(232)	$(546)	$(434)
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. For public entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The provisions within ASU 2022-03 are to be applied prospectively with any adjustments from the adoption recognized in earnings and disclosed on the date of adoption. The Company adopted ASU 2022-03 effective January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements or disclosures for the six months ended June 30, 2024.
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

Disaggregation of Revenue
The Company’s operations are comprised of the Merchant and the Financial reportable segments. Additional information regarding the Company’s business segments is included in Note 20. The table below presents the Company’s revenue disaggregated by business line, including a reconciliation with its reportable segments. The Company’s disaggregation of revenue for the three and six months ended June 30, 2023 has been recast to reflect the Segment Realignment. The Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned domestically, with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 15% of total revenue for both the three and six months ended June 30, 2024 and 14% of total revenue for both the three and six months ended June 30, 2023.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Business Line	2024	2023	2024	2023
Small Business	$1,604	$1,424	$3,092	$2,709
Enterprise	542	495	1,005	932
Processing	264	287	566	561
Total Merchant segment revenue	$2,410	$2,206	$4,663	$4,202
Digital Payments	$987	$911	$1,907	$1,784
Issuing	766	730	1,527	1,461
Banking	626	604	1,230	1,223
Total Financial segment revenue	$2,379	$2,245	$4,664	$4,468
Corporate and Other	$318	$305	$663	$633
Total Revenue	$5,107	$4,756	$9,990	$9,303
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	June 30, 2024	December 31, 2023
Contract assets	$828	$754
Contract liabilities	1,043	1,011
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily relate to customer discounts where revenue recognition and payment of consideration under the contract is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $504 million of revenue during the six months ended June 30, 2024 that was included in the contract liabilities balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at June 30, 2024:

(In millions)
Year Ending December 31,
Remainder of 2024	$1,233
2025	2,150
2026	1,596
2027	1,082
Thereafter	1,184
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
Acquisitions
On October 9, 2023, the Company acquired Skytef Solucões em Captura de Transações Ltda (“Skytef”), a distributor for independent software vendor partners and merchants of the Company’s Electronic Funds Transfer payments software. Skytef is included within the Merchant segment and expands the Company’s distribution network and point-of-sale applications. On November 1, 2023, the Company acquired Sled S.A. (“Sled”), a provider of instant payment solutions. Sled is included within the Merchant segment and expands the Company’s direct payment service capabilities. The Company acquired these businesses in Latin America for an aggregate purchase price, including hold-backs, of $17 million. The purchase price allocations for the Skytef and Sled acquisitions were finalized in the first quarter of 2024, and measurement period adjustments did not have a material impact on the Company’s consolidated statement of income.
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

5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2024
Customer relationships	$14,550	$8,116	$6,434
Acquired software and technology	2,110	1,228	882
Trade names	638	384	254
Purchased software	1,030	489	541
Capitalized software and other intangibles	3,696	1,255	2,441
Total	$22,024	$11,472	$10,552

December 31, 2023
Customer relationships	$14,669	$7,594	$7,075
Acquired software and technology	2,148	1,148	1,000
Trade names	641	356	285
Purchased software	1,087	520	567
Capitalized software and other intangibles	3,356	1,073	2,283
Total	$21,901	$10,691	$11,210
Amortization expense associated with the above identifiable intangible assets was $586 million and $614 million for the three months ended June 30, 2024 and 2023, respectively, and $1.2 billion for both the six months ended June 30, 2024 and 2023.
6. Investments in Unconsolidated Affiliates
The Company maintains investments in various affiliates that are accounted for as equity method investments, the most significant of which are related to the Company’s merchant alliances. The Company’s share of net income or loss from these investments is reported within income (loss) from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. The Company reviews its equity method investments each reporting period for indications of an other-than-temporary deterioration in value, including significant changes in business relationships with merchant alliances. A deterioration in value of an equity method investment determined to be other-than-temporary is recorded as a current-period impairment charge within income (loss) from investments in unconsolidated affiliates in the consolidated statements of income. The estimated fair values of the Company’s investments in unconsolidated merchant alliances assume a continuation beyond the existing contractual term. A renewal of certain of the merchant alliance agreements beyond the current contractual term is not solely within the Company’s control.
Merchant Alliances
The Company maintains ownership interests in various merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance based on contractual pricing (see Note 19). The Company’s investment in its merchant alliances was $1.9 billion at both June 30, 2024 and December 31, 2023, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $157 million and $156 million at June 30, 2024 and December 31, 2023, respectively, and are primarily included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense, net in the consolidated statements of income for the period. Adjustments made to the values recorded for certain equity securities and net gains from sales of equity securities were $6 million and $27 million during the three and six months ended June 30, 2024, respectively, and were not significant during the three and six months ended June 30, 2023.
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
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $464 million and $443 million at June 30, 2024 and December 31, 2023, respectively. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2024, the Company estimates that it will recognize gains of approximately $4 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $108 million and $116 million at June 30, 2024 and December 31, 2023, respectively. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2024, the Company estimates that it will recognize approximately $13 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
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
The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

(In millions)	June 30, 2024	December 31, 2023
Currency
Euros	475	400
Singapore Dollars	751	751
Canadian Dollars	253	—
These fixed-to-fixed cross-currency rate swaps have been designated as net investment hedges to hedge a portion of the Company’s net investment in certain subsidiaries whose functional currencies are the Euro, Singapore Dollar, and Canadian Dollar. The Company has also designated certain of its Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro and the British Pound.
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

Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Cross-currency rate swap contracts	$—	$(5)	$16	$(7)
Foreign currency-denominated debt	24	(50)	101	(114)
The Company recorded income tax impacts of $(8) million and $18 million during the three months ended June 30, 2024 and 2023, respectively, and $(39) million and $40 million during the six months ended June 30, 2024 and 2023, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes and cross-currency rate swap contracts.
Fair Value Hedges
The Company maintains fixed-to-fixed cross-currency rate swap contracts, designated as fair value hedges, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes due in July 2025, as well as on the principal amount of a Euro-denominated intercompany note.
The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

(In millions)	June 30, 2024	December 31, 2023
Currency
British Pounds	525	525
Euros	157	157
Net changes in the fair value of the cross-currency rate swaps ($2 million and $0 million for the three and six months ended June 30, 2024, respectively), along with the offsetting changes in the fair value of the hedged notes, attributable to fluctuations in the respective foreign currency spot rates are recognized in other expense, net within the consolidated statements of income.
8. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 7) are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Contingent consideration related to certain of the Company’s acquisitions is estimated using the present value of a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The Company’s obligation to purchase a redeemable noncontrolling interest in one of its existing merchant alliance joint ventures (see Note 11) is measured at the estimated fair value of the minority interest. This obligation will be settled at a future date through the distribution of certain merchant contracts to the minority partner. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Assets
Forward exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	Level 2	$4	$2
Cross-currency rate swap contract designated as fair value hedge	Prepaid expenses and other current assets	Level 2	2	—
Cross-currency rate swap contract designated as fair value hedge	Other long-term assets	Level 2	2	3
Liabilities
Cross-currency rate swap contracts designated as net investment hedges	Accounts payable and other current liabilities	Level 2	$18	$—
Cross-currency rate swap contracts designated as fair value hedges	Other long-term liabilities	Level 2	4	1
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	22	61
Contingent consideration	Accounts payable and other current liabilities	Level 3	3	2
Obligation to purchase redeemable noncontrolling interest	Accounts payable and other current liabilities	Level 3	95	—
Contingent debt guarantee	Other long-term liabilities	Level 3	19	23
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $23.6 billion and $21.6 billion at June 30, 2024 and December 31, 2023, respectively, and the carrying value was $24.5 billion and $22.2 billion at June 30, 2024 and December 31, 2023, respectively.
Debt Guarantee Arrangements
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $432 million in senior unsecured debt at June 30, 2024 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $19 million of aggregate outstanding borrowings on the revolving credit facilities at June 30, 2024. The Company has guaranteed the debt of the Lending Joint Ventures.
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures, which are reported within other long-term liabilities in the consolidated balance sheets. The Company has provided aggregate guarantees of $515 million associated with the debt of the Lending Joint Ventures and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $26 million and $31 million approximates the fair value at June 30, 2024 and December 31, 2023, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $5 million and $3 million during the three months ended June 30, 2024 and 2023, respectively, and $9 million and $5 million during the six months ended June 30, 2024 and 2023, respectively, within other expense, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances (see Note 6).
9. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Trade accounts payable	$522	$449
Client deposits	972	931
Transferable federal tax credits (see Note 15)	298	804
Accrued compensation and benefits	294	344
Accrued taxes	237	203
Accrued interest	337	298
Accrued payment network fees	251	232
Operating lease liabilities	110	118
Accrued professional fees	92	96
Obligation to purchase redeemable noncontrolling interest (see Note 11)	95	—
Other accrued expenses	979	880
Total	$4,187	$4,355

10. Debt
The Company’s debt consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Short-term and current maturities of long-term debt:
Foreign lines of credit	$794	$442
Finance lease and other financing obligations	314	313
Total short-term and current maturities of long-term debt	$1,108	$755

Long-term debt:
2.750% senior notes due July 2024	$2,000	$2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	664	672
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	—
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	535	555
5.450% senior notes due March 2028	900	900
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	535	555
5.350% senior notes due March 2031	500	—
4.500% senior notes due May 2031 (Euro-denominated)	857	889
3.000% senior notes due July 2031 (British Pound-denominated)	664	672
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	667	418
Euro commercial paper notes	1,273	1,321
Revolving credit facility	—	74
Unamortized discount and deferred financing costs	(152)	(145)
Finance lease and other financing obligations	658	652
Total long-term debt	$24,401	$22,363
The Company was in compliance with all financial debt covenants during the six months ended June 30, 2024.
Senior Notes
On March 4, 2024, the Company completed the public offering and issuance of $2.0 billion of senior notes, comprised of $750 million aggregate principal amount of 5.150% senior notes due in March 2027, $500 million aggregate principal amount of 5.350% senior notes due in March 2031 and $750 million aggregate principal amount of 5.450% senior notes due in March 2034. Interest on these senior notes is paid semi-annually. The Company used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of the Company’s commercial paper notes and for share repurchases, and in July 2024, the repayment of a portion of its 2.750% senior notes.
At June 30, 2024, the 2.750% senior notes due in July 2024 and 3.850% senior notes due in June 2025 were classified in the consolidated balance sheet as long-term, as the Company has either subsequently refinanced or has the intent to refinance this debt on a long-term basis, and the ability to do so under its revolving credit facility.

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
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $667 million and $418 million at June 30, 2024 and December 31, 2023, respectively, with weighted average interest rates of 5.560% and 5.454%, respectively. Outstanding borrowings under the Euro program were $1.3 billion at both June 30, 2024 and December 31, 2023, with weighted average interest rates of 3.843% and 4.029%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. There were no outstanding borrowings under the revolving credit facility at June 30, 2024. Outstanding borrowings under the revolving credit facility were $74 million at December 31, 2023, with a corresponding interest rate of 6.450%. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.

Foreign Lines of Credit
The Company maintains various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund settlement activity associated with operations in Latin America, including an annually renewable term loan facility to fund settlement advance cash payments in Brazil. This term loan has a notional value of 514 million Brazilian real ($93 million USD equivalent) at June 30, 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin per annum. In February 2024, this term loan facility was amended, which amendment extended its maturity date to April 2025 and decreased the specified margin to 1.25% per annum.
The following table provides a summary of the outstanding borrowings and weighted average interest rates of the Company’s foreign lines of credit and other borrowing arrangements by country:

	Outstanding Borrowings (in millions)		Weighted-Average Interest Rate
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Argentina	$575	$208	40.363%	121.581%
Brazil	105	123	11.612%	13.500%
Uruguay	50	55	10.277%	11.125%
Other	64	56	2.825%	4.912%
Total	$794	$442	31.623%	63.060%

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
Effective June 1, 2024, the Company and the merchant alliance joint venture minority partner mutually agreed to terminate the joint venture agreement on September 1, 2024. Under the provisions of the separation agreement, the Company will redeem the minority partner’s membership interest in exchange for a distribution of certain merchant contracts. The redeemable noncontrolling interest was adjusted to reflect the estimated redemption value, with a corresponding adjustment recorded to additional paid-in capital (see Notes 8 and 12). Additionally, as the redeemable noncontrolling interest is now mandatorily redeemable, the Company’s obligation to purchase the interest has been reclassified as a current liability in the accompanying consolidated balance sheet at June 30, 2024 (see Note 9). The Company will maintain an ongoing relationship with the minority partner to provide processing and other support services following termination of the joint venture agreement.
The following table presents a summary of the redeemable noncontrolling interest activity during the six months ended June 30:

(In millions)	2024	2023
Balance at beginning of period	$161	$161
Distributions paid to redeemable noncontrolling interest	(13)	(13)
Share of income	13	13
Adjustment to estimated redemption value of redeemable noncontrolling interest	(66)	—
Reclassification to current liability	(95)	—
Balance at end of period	$—	$161
12. Equity
The following tables provide changes in equity during the three and six months ended June 30, 2024 and 2023:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended June 30, 2024	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2024	784	198	$8	$22,861	$(994)	$21,179	$(14,253)	$622	$29,423
Net income (1)						894		8	902
Distributions paid to noncontrolling interests (2)								(1)	(1)
Change in estimated redemption value of redeemable noncontrolling interest (see Note 11)				66					66
Other comprehensive loss					(203)			(5)	(208)
Share-based compensation				99					99
Shares issued under stock plans		(1)		(12)			23		11
Purchases of treasury stock		10					(1,514)		(1,514)
Balance at June 30, 2024	784	207	$8	$23,014	$(1,197)	$22,073	$(15,744)	$624	$28,778
(1)The total net income presented in equity for the three months ended June 30, 2024 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interest of $7 million not included in equity.
(2)The total distributions presented in equity for the three months ended June 30, 2024 excludes $6 million in distributions paid to redeemable noncontrolling interest not included in equity.

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
(2)The total distributions presented in equity for the three months ended June 30, 2023 excludes $5 million in distributions paid to redeemable noncontrolling interest not included in equity.

	Fiserv, Inc. Shareholders’ Equity

Six Months Ended June 30, 2024	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	784	190	$8	$23,103	$(783)	$20,444	$(12,915)	$651	$30,508
Net income (1)						1,629		19	1,648
Distributions paid to noncontrolling interests (2)								(28)	(28)
Change in estimated redemption value of redeemable noncontrolling interest (see Note 11)				66					66
Other comprehensive loss					(414)			(18)	(432)
Share-based compensation				185					185
Shares issued under stock plans		(3)		(340)			197		(143)
Purchases of treasury stock		20					(3,026)		(3,026)
Balance at June 30, 2024	784	207	$8	$23,014	$(1,197)	$22,073	$(15,744)	$624	$28,778
(1)The total net income presented in equity for the six months ended June 30, 2024 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interest of $13 million not included in equity.
(2)The total distributions presented in equity for the six months ended June 30, 2024 excludes $13 million in distributions paid to redeemable noncontrolling interest not included in equity.

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
(1)The total net income presented in equity for the six months ended June 30, 2023 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interest of $13 million not included in equity.
(2)The total distributions presented in equity for the six months ended June 30, 2023 excludes $13 million in distributions paid to redeemable noncontrolling interest not included in equity.

13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended June 30, 2024
Balance at March 31, 2024	$(75)	$(839)	$(80)	$(994)
Other comprehensive income (loss) before reclassifications	1	(190)	(16)	(205)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income (loss)	3	(190)	(16)	(203)
Balance at June 30, 2024	$(72)	$(1,029)	$(96)	$(1,197)

Three Months Ended June 30, 2023
Balance at March 31, 2023	$(95)	$(939)	$(20)	$(1,054)
Other comprehensive income before reclassifications	1	150	—	151
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income	4	150	—	154
Balance at June 30, 2023	$(91)	$(789)	$(20)	$(900)

Six Months Ended June 30, 2024
Balance at December 31, 2023	$(78)	$(688)	$(17)	$(783)
Other comprehensive income (loss) before reclassifications (see Note 1)	2	(341)	(79)	(418)
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4
Net current-period other comprehensive income (loss)	6	(341)	(79)	(414)
Balance at June 30, 2024	$(72)	$(1,029)	$(96)	$(1,197)

Six Months Ended June 30, 2023
Balance at December 31, 2022	$(103)	$(1,064)	$(22)	$(1,189)
Other comprehensive income before reclassifications	6	275	2	283
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive income	12	275	2	289
Balance at June 30, 2023	$(91)	$(789)	$(20)	$(900)
14. Share-Based Compensation
The Company recognized $99 million and $106 million of share-based compensation expense during the three months ended June 30, 2024 and 2023, respectively, and $185 million and $199 million of share-based compensation expense during the six months ended June 30, 2024 and 2023, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year, and may also occur throughout the year in conjunction with acquisitions of businesses. At June 30, 2024, the total remaining unrecognized compensation cost for restricted stock units and awards, performance share units, and unvested stock options, net of estimated forfeitures, of $464 million is expected to be recognized over a weighted-average period of 2.0 years.

A summary of restricted stock unit, restricted stock award and performance share unit activity during the six months ended June 30, 2024 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2023	5,419	$103.11	3,219	$104.09
Granted	2,021	147.87	275	158.53
Forfeited	(254)	117.63	(50)	114.35
Vested	(2,327)	103.63	(218)	103.54
Units and awards - June 30, 2024	4,859	$120.71	3,226	$108.08
A summary of stock option activity during the six months ended June 30, 2024 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2023	3,865	$72.36
Granted	—	—
Forfeited	(10)	108.15
Exercised	(1,994)	57.53
Stock options outstanding - June 30, 2024	1,861	$88.05	4.45	$113
Stock options exercisable - June 30, 2024	1,812	$87.42	4.38	$112
15. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income tax provision	$221	$181	$374	$305
Effective income tax rate	19.4%	20.7%	18.2%	19.2%
The income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 19.4% and 20.7% for the three months ended June 30, 2024 and 2023, respectively, and 18.2% and 19.2% for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate for each of the six months ended June 30, 2024 and 2023 included discrete tax benefits from equity compensation.
Pursuant to provisions under the Inflation Reduction Act, the Company has purchased transferable federal tax credits from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and other current liabilities within the consolidated balance sheets at June 30, 2024 and December 31, 2023.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $89 million at June 30, 2024. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $5 million over the next twelve months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of June 30, 2024, the Company’s U.S. federal income tax return for 2023, and tax returns in certain states and foreign jurisdictions for 2017 through 2023, remain subject to examination by taxing authorities.

16. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	582.7	615.4	586.8	621.2
Common stock equivalents	2.7	3.8	3.3	4.1
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	585.4	619.2	590.1	625.3
For the three months ended June 30, 2024 and 2023, stock options for 66 thousand and 911 thousand shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the six months ended June 30, 2024 and 2023, stock options for 51 thousand and 984 thousand shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
17. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Six Months Ended June 30,
(In millions)	2024	2023
Interest paid	$502	$369
Income taxes paid	1,277	882
Treasury stock purchases settled after the balance sheet date	—	3
Software obtained under financing arrangements	96	122
Right-of-use assets obtained in exchange for lease liabilities - operating leases	66	59
Right-of-use assets obtained in exchange for lease liabilities - finance leases	106	93
18. Commitments and Contingencies
Litigation and Legislative Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $38 million and $32 million at June 30, 2024 and December 31, 2023, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various legal proceedings in excess of amounts accrued is $0 million to approximately $100 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled $733 million and $3.5 billion at June 30, 2024 and December 31, 2023, respectively.
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
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $37 million and $45 million for the three months ended June 30, 2024 and 2023, respectively, and $77 million and $91 million for the six months ended June 30, 2024 and 2023, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $31 million and $38 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively.
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
Operating results for each segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Corporate and Other	Total
Three Months Ended June 30, 2024
Processing and services revenue	$2,132	$2,003	$5	$4,140
Product revenue	278	376	313	967
Total revenue	$2,410	$2,379	$318	$5,107
Operating income (loss)	$882	$1,093	$(547)	$1,428

Three Months Ended June 30, 2023
Processing and services revenue	$1,940	$1,977	$7	$3,924
Product revenue	266	268	298	832
Total revenue	$2,206	$2,245	$305	$4,756
Operating income (loss)	$745	$1,028	$(642)	$1,131

Six Months Ended June 30, 2024
Processing and services revenue	$4,142	$3,988	$10	$8,140
Product revenue	521	676	653	1,850
Total revenue	$4,663	$4,664	$663	$9,990
Operating income (loss)	$1,651	$2,101	$(1,143)	$2,609

Six Months Ended June 30, 2023
Processing and services revenue	$3,667	$3,917	$13	$7,597
Product revenue	535	551	620	1,706
Total revenue	$4,202	$4,468	$633	$9,303
Operating income (loss)	$1,337	$1,971	$(1,243)	$2,065

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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2024 to the comparable periods in 2023.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at June 30, 2024.
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
Effective in the first quarter of 2024, we realigned our reportable segments to correspond with changes in our business designed to further enhance operational performance in the delivery of our integrated portfolio of products and solutions to our financial institution clients (the “Segment Realignment”). Our new reportable segments are the Merchant Solutions (“Merchant”) segment and the Financial Solutions (“Financial”) segment. Segment results for the three and six months ended June 30, 2023 have been recast to reflect the Segment Realignment.
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
Additionally, there are numerous software-as-a-service solution providers in the industry, many of which have chosen to integrate merchant acquiring into their software as a way to generate revenue from existing client relationships. Such providers are independent software vendors, typically referred to as ISVs, and we believe there are numerous potential distribution partnership opportunities to cross-sell multiple value-added solutions available to us.
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
Financial institutions must be able to serve their customers with tailored solutions, delivered how and when those customers want. In addition, financial institutions are striving for this single, integrated view of a customer’s activity. This requires financial institutions to not only process customer transactions, but to integrate financial institutions’ products and services to give customers easy access to integrated solutions. We believe that the integration of our products and services creates a compelling value proposition for our clients by providing, among other things, new sources of revenue and opportunities to reduce their costs. We have invested in integrating our platforms and value-added solutions to make it easy for a client to buy across our full product suite.
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
Recent Market Conditions
Global macroeconomic conditions, including rising interest rates, inflation, disruptions in the global supply chain, changes in consumer spending, the effects of international hostilities, political conditions, and regulations restricting trade or impacting our ability to offer products or services, could have a material adverse effect on our business, results of operations and financial condition. Personal consumption and consumer savings growth in the U.S. may also negatively impact our business and financial results. We actively monitor and manage our business in response to these unpredictable geopolitical and market conditions, as they may adversely impact our operations and financial results.
In addition, our operating results in certain foreign countries in which we operate may be adversely impacted by fluctuations in exchange rates for currencies other than the U.S. dollar, including the Euro, British Pound Sterling and Argentine Peso. The strengthening of the U.S. dollar against certain foreign currencies in countries in which we operate would negatively impact our revenue and earnings. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. While the majority of our revenue is earned domestically, we actively monitor the foreign exchange rate environment and may enter into derivative instruments and utilize other non-derivative hedging instruments with creditworthy institutions in an effort to manage these risks.
The operations of our Argentina subsidiary are experiencing higher interest rates and inflation as compared to historical averages. The anticipated benefits of higher transitory revenue from above-average interest and inflation may be offset in whole or in part by, or may be less than, foreign currency exchange losses related to a significant devaluation of the Argentine Peso.
Changes in Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2023, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. For example, we estimate the fair values of identifiable assets acquired and liabilities assumed in connection with acquisitions and may record purchase accounting adjustments during the measurement period, which may be up to one year from the acquisition date. Additionally, we review the carrying value of goodwill for impairment by comparing the estimated fair value of our reporting units to their carrying values. Determining the fair value of a reporting unit involves judgement and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates, and future economic and market conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes. The unaudited financial results presented below have been affected by acquisitions, dispositions, and foreign currency fluctuations. Segment results for the three and six months ended June 30, 2023 have been recast to reflect the Segment Realignment.

	Three Months Ended June 30,
	2024	2023	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2024	2023	$	%
Revenue:
Processing and services	$4,140	$3,924	81.1%	82.5%	$216	6%
Product	967	832	18.9%	17.5%	135	16%
Total revenue	5,107	4,756	100.0%	100.0%	351	7%
Expenses:
Cost of processing and services	1,343	1,351	32.4%	34.4%	(8)	(1)%
Cost of product	639	578	66.1%	69.5%	61	11%
Sub-total	1,982	1,929	38.8%	40.6%	53	3%
Selling, general and administrative	1,697	1,696	33.2%	35.7%	1	—%
Total expenses	3,679	3,625	72.0%	76.2%	54	1%
Operating income	1,428	1,131	28.0%	23.8%	297	26%
Interest expense, net	(285)	(232)	(5.6)%	(4.9)%	53	23%
Other expense, net	(5)	(26)	(0.1)%	(0.5)%	(21)	(81)%
Income before income taxes and (loss) income from investments in unconsolidated affiliates	1,138	873	22.3%	18.4%	265	30%
Income tax provision	(221)	(181)	(4.3)%	(3.8)%	40	22%
(Loss) income from investments in unconsolidated affiliates	(8)	3	(0.2)%	0.1%	11	n/m
Net income	909	695	17.8%	14.6%	214	31%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	15	12	0.3%	0.3%	3	25%
Net income attributable to Fiserv, Inc.	$894	$683	17.5%	14.4%	$211	31%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Six Months Ended June 30,
	2024	2023	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2024	2023	$	%
Revenue:
Processing and services	$8,140	$7,597	81.5%	81.7%	$543	7%
Product	1,850	1,706	18.5%	18.3%	144	8%
Total revenue	9,990	9,303	100.0%	100.0%	687	7%
Expenses:
Cost of processing and services	2,697	2,756	33.1%	36.3%	(59)	(2)%
Cost of product	1,290	1,178	69.7%	69.1%	112	10%
Sub-total	3,987	3,934	39.9%	42.3%	53	1%
Selling, general and administrative	3,394	3,300	34.0%	35.5%	94	3%
Net loss on sale of businesses and other assets	—	4	—%	—%	(4)	n/m
Total expenses	7,381	7,238	73.9%	77.8%	143	2%
Operating income	2,609	2,065	26.1%	22.2%	544	26%
Interest expense, net	(546)	(434)	(5.5)%	(4.7)%	112	26%
Other expense, net	(12)	(46)	(0.1)%	(0.5)%	(34)	(74)%
Income before income taxes and loss from investments in unconsolidated affiliates	2,051	1,585	20.5%	17.0%	466	29%
Income tax provision	(374)	(305)	(3.7)%	(3.3)%	69	23%
Loss from investments in unconsolidated affiliates	(16)	(9)	(0.2)%	(0.1)%	7	(78)%
Net income	1,661	1,271	16.6%	13.7%	390	31%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	32	25	0.3%	0.3%	7	28%
Net income attributable to Fiserv, Inc.	$1,629	$1,246	16.3%	13.4%	$383	31%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2024	$2,410		$2,379		$318	$5,107
2023	2,206		2,245		305	4,756
Revenue growth	$204		$134		$13	$351
Revenue growth percentage	9%		6%			7%
Operating income (loss):
2024	$882		$1,093		$(547)	$1,428
2023	745		1,028		(642)	1,131
Operating income growth	$137		$65		$95	$297
Operating income growth percentage	18%		6%			26%
Operating margin:
2024	36.6%		45.9%			28.0%
2023	33.7%		45.8%			23.8%
Operating margin growth (1)	290	bps	10	bps		420	bps
(1)Represents the basis point growth in operating margin.

	Six Months Ended June 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2024	$4,663		$4,664		$663	$9,990
2023	4,202		4,468		633	9,303
Revenue growth	$461		$196		$30	$687
Revenue growth percentage	11%		4%			7%
Operating income (loss):
2024	$1,651		$2,101		$(1,143)	$2,609
2023	1,337		1,971		(1,243)	2,065
Operating income growth	$314		$130		$100	$544
Operating income growth percentage	23%		7%			26%
Operating margin:
2024	35.4%		45.0%			26.1%
2023	31.8%		44.1%			22.2%
Operating margin growth (1)	360	bps	90	bps		390	bps
(1)Represents the basis point growth in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $351 million, or 7%, in the second quarter of 2024 and increased $687 million, or 7%, in the first six months of 2024 compared to 2023. The revenue increase was driven by higher global processing revenue in both our Merchant and Financial segments, partially offset by a 9% and 10% decrease due to foreign currency exchange rate fluctuations in the second quarter and first six months of 2024, respectively.
Revenue in our Merchant segment increased $204 million, or 9%, in the second quarter of 2024 and increased $461 million, or 11%, in the first six months of 2024 compared to 2023. In the second quarter and first six months of 2024, Small Business contributed 8% and 9% to segment revenue growth, respectively, driven by an increase in payment and transaction volume, partially offset by foreign currency exchange rate fluctuations. Small Business revenue growth also includes contributions from our Clover operating system and the expansion of our merchant relationships through value-added services. Additionally, Enterprise contributed 2% in both the second quarter and first six months of 2024, primarily driven by transaction growth, while Processing negatively impacted Merchant segment revenue growth by 1% in the second quarter of 2024.
Revenue in our Financial segment increased $134 million, or 6%, in the second quarter of 2024 and increased $196 million, or 4%, in the first six months of 2024 compared to 2023. Digital Payments contributed 3% to segment revenue growth in both the second quarter and first six months of 2024, primarily driven by an increase in transaction volume and new client wins. Issuing contributed 2% and 1% to segment growth in the second quarter and first six months of 2024, respectively, primarily driven by an increase in active accounts, primarily in our international regions, while Banking contributed 1% in the second quarter of 2024.
Revenue at Corporate and Other increased $13 million, or 4%, in the second quarter of 2024 and increased $30 million, or 5%, in the first six months of 2024 compared to 2023, primarily due to increased postage revenue.
Total Expenses
Total expenses increased $54 million, or 1%, in the second quarter of 2024 and $143 million, or 2%, in the first six months of 2024 compared to 2023. Total expenses as a percentage of total revenue decreased 420 basis points to 72.0% in the second quarter of 2024 and 390 basis points to 73.9% in the first six months of 2024 compared to 2023. Total expenses as a percentage of total revenue were favorably impacted by operating leverage across our various businesses, as well as a reduction in amortization of acquisition-related intangible assets of approximately 120 basis points in both the second quarter and first six months of 2024.

Cost of processing and services as a percentage of processing and services revenue decreased to 32.4% in the second quarter of 2024 compared to 34.4% in the second quarter of 2023 and decreased to 33.1% in the first six months of 2024 compared to 36.3% in the first six months of 2023. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by strong operating leverage accompanying scalable revenue growth in the second quarter and first six months of 2024.
Cost of product as a percentage of product revenue decreased to 66.1% in the second quarter of 2024 compared to 69.5% in the second quarter of 2023 and increased to 69.7% in the first six months of 2024 compared to 69.1% in the first six months of 2023. The cost of product as a percentage of product revenue in the second quarter and first six months of 2024 was impacted by revenue mix, including an increase in high margin license revenue in the second quarter of 2024 compared to 2023.
Selling, general and administrative expenses as a percentage of total revenue decreased to 33.2% in the second quarter of 2024 compared to 35.7% in the second quarter of 2023 and decreased to 34.0% in the first six months of 2024 compared to 35.5% in the first six months of 2023. Selling, general and administrative expenses as a percentage of total revenue was favorably impacted by a reduction in amortization of acquisition-related intangible assets of approximately 90 basis points in both the second quarter and first six months of 2024, as well as a reduction in acquisition and integration related expenses of approximately 20 basis points and 30 basis points in the second quarter and first six months of 2024, respectively.
Operating Income and Operating Margin
Total operating income increased $297 million, or 26%, in the second quarter of 2024 and increased $544 million, or 26%, in the first six months of 2024 compared to 2023. Total operating margin increased 420 basis points to 28.0% in the second quarter of 2024 and increased 390 basis points to 26.1% in the first six months of 2024 compared to 2023. Total operating income and total operating margin benefited from scalable revenue growth, along with a reduction in amortization of acquisition-related intangible assets.
Operating income in our Merchant segment increased $137 million, or 18%, in the second quarter of 2024 and increased $314 million, or 23%, in the first six months of 2024 compared to 2023. Operating margin increased 290 basis points to 36.6% in the second quarter of 2024 and increased 360 basis points to 35.4% in the first six months of 2024 compared to 2023. Operating income and operating margin growth in our Merchant segment was primarily due to operating leverage and productivity.
Operating income in our Financial segment increased $65 million, or 6%, in the second quarter of 2024 and increased $130 million, or 7%, in the first six months of 2024 compared to 2023. Operating margin increased 10 basis points to 45.9% in the second quarter of 2024 and increased 90 basis points to 45.0% in the first six months of 2024 compared to 2023. Operating income and operating margin growth in our Financial segment was primarily due to operating leverage and scalable revenue growth.
The operating loss in Corporate and Other decreased $95 million in the second quarter of 2024 and decreased $100 million in the first six months of 2024 compared to 2023. The operating losses in the second quarter and first six months of 2024 were favorably impacted by a reduction of $60 million and $118 million in amortization of acquisition-related intangible assets, respectively, partially offset by a $12 million facility impairment in the first six months of 2024.
Interest Expense, Net
Interest expense, net increased $53 million, or 23%, in the second quarter of 2024 compared to 2023 and increased $112 million, or 26%, in the first six months of 2024 compared to 2023 due to higher outstanding borrowings, including as a result of our public offering and issuance of $2.0 billion of senior notes in March 2024, as well as increased variable rate borrowings associated with our settlement advance cash program in Latin America compared to the prior year periods.
Other Expense, Net
Other expense, net decreased $21 million in the second quarter of 2024 and decreased $34 million in the first six months of 2024 compared to 2023. Other expense, net includes foreign currency transaction gains and losses, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Other expense, net in the second quarter and first six months of 2024 included $6 million and $27 million, respectively, related to gains on the sale and remeasurement of certain equity securities. Net foreign currency transaction losses decreased $10 million and $1 million in the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023, respectively.

Income Tax Provision
Income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 19.4% and 20.7% for the three months ended June 30, 2024 and 2023, respectively, and was 18.2% and 19.2% for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate for each of the six months ended June 30, 2024 and 2023 included discrete tax benefits from equity compensation.
Income (Loss) from Investments in Unconsolidated Affiliates
Our share of net income (loss) from unconsolidated affiliates accounted for using the equity method is reported as income (loss) from investments in unconsolidated affiliates, and the related tax benefit is reported within the income tax provision in the consolidated statements of income. Income (loss) from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $(8) million and $3 million in the second quarter of 2024 and 2023, respectively, and $(16) million and $(9) million in the first six months of 2024 and 2023, respectively.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $15 million and $12 million in the second quarter of 2024 and 2023, respectively, and $32 million and $25 million in the first six months of 2024 and 2023, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.53 and $1.10 in the second quarter of 2024 and 2023, respectively, and was $2.76 and $1.99 in the first six months of 2024 and 2023, respectively. In addition to the favorable impacts to net income attributable to Fiserv, Inc. described above, our diluted weighted average outstanding shares were reduced by 5% and 6% in the second quarter and first six months of 2024, respectively, compared to 2023, due to our share repurchase program.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $1.2 billion, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $1.1 billion (net of $4.9 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due within the next twelve months and letters of credit) at June 30, 2024.

The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2024	2023	$	%
Net income	$1,661	$1,271	$390
Depreciation and amortization	1,581	1,605	(24)
Share-based compensation	185	199	(14)
Deferred income taxes	(207)	(186)	(21)
Net loss on sale of businesses and other assets	—	4	(4)
Loss from investments in unconsolidated affiliates	16	9	7
Distributions from unconsolidated affiliates	19	30	(11)
Non-cash impairment charges	14	—	14
Net changes in working capital and other	(1,097)	(924)	(173)
Net cash provided by operating activities	$2,172	$2,008	$164	8%
Capital expenditures, including capitalized software and other intangibles	$768	$679	$89	13%
Our operating cash flow was $2.2 billion in the first six months of 2024, an increase of 8% compared with $2.0 billion in the first six months of 2023. This increase was primarily attributable to increased profitability and corresponding cash flows, partially offset by higher working capital use compared to the first six months of 2023, including increased accounts receivable corresponding to revenue growth.
We maintain investments in various affiliates that are accounted for as equity method investments. Total distributions from unconsolidated affiliates, including those classified as cash flows from investing activities, were $58 million and $109 million in the first six months of 2024 and 2023, respectively.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 8% and 7% of our total revenue for the first six months of 2024 and 2023, respectively.
Share Repurchases
We repurchased $3.0 billion and $2.5 billion of our common stock during the first six months of 2024 and 2023, respectively. On February 22, 2023, our board of directors approved a repurchase authorization for up to 75.0 million shares of our common stock. As of June 30, 2024, we had approximately 31.8 million shares remaining under our existing repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
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

Indebtedness
Our debt consisted of the following at:

(In millions)	June 30, 2024	December 31, 2023
Short-term and current maturities of long-term debt:
Foreign lines of credit	$794	$442
Finance lease and other financing obligations	314	313
Total short-term and current maturities of long-term debt	$1,108	$755

Long-term debt:
2.750% senior notes due July 2024	$2,000	$2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	664	672
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	—
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	535	555
5.450% senior notes due March 2028	900	900
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	535	555
5.350% senior notes due March 2031	500	—
4.500% senior notes due May 2031 (Euro-denominated)	857	889
3.000% senior notes due July 2031 (British Pound-denominated)	664	672
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	667	418
Euro commercial paper notes	1,273	1,321
Revolving credit facility	—	74
Unamortized discount and deferred financing costs	(152)	(145)
Finance lease and other financing obligations	658	652
Total long-term debt	$24,401	$22,363

In March 2024, we completed the public offering and issuance of $2.0 billion of senior notes, comprised of $750 million aggregate principal amount of 5.150% senior notes due in March 2027, $500 million aggregate principal amount of 5.350% senior notes due in March 2031 and $750 million aggregate principal amount of 5.450% senior notes due in March 2034. We used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of our commercial paper notes and for share repurchases, and in July 2024, the repayment of a portion of our 2.750% senior notes.
At June 30, 2024, our debt consisted primarily of $22.0 billion of fixed-rate senior notes and $1.9 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion.
At June 30, 2024, the 2.750% senior notes due in July 2024 and 3.850% senior notes due in June 2025 were classified in the consolidated balance sheet as long-term, as we have either subsequently refinanced or have the intent to refinance this debt on a long-term basis, and the ability to do so under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at June 30, 2024:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	31.623%	$794
U.S. dollar commercial paper notes	various	5.560%	667
Euro commercial paper notes	various	3.843%	1,273
Total variable rate debt		12.327%	$2,734
We maintain various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund settlement activity associated with operations in Latin America, including an annually renewable term loan facility to fund settlement advance cash payments in Brazil. This term loan has a notional value of 514 million Brazilian real ($93 million USD equivalent) at June 30, 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin per annum. In February 2024, this term loan facility was amended, which amendment extended its maturity date to April 2025 and decreased the specified margin to 1.25% per annum.
The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at June 30, 2024:

	Outstanding Borrowings (in millions)	Weighted-Average Interest Rate
Argentina	$575	40.363%
Brazil	105	11.612%
Uruguay	50	10.277%
Other	64	2.825%
Total	$794	31.623%
We maintain unsecured U.S. dollar and Euro commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
We also maintain a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. There were no outstanding borrowings under the revolving credit facility at June 30, 2024. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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

During the first six months of 2024, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $432 million in senior unsecured debt at June 30, 2024 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $19 million of aggregate outstanding borrowings on the revolving credit facilities at June 30, 2024. We have guaranteed the debt of the Lending Joint Ventures. We maintained a liability of $26 million at June 30, 2024 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $19 million at June 30, 2024, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so, and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of 90 days or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets.
The table below details our cash and cash equivalents held at:

(In millions)	June 30, 2024	December 31, 2023
Available	$609	$450
Unavailable (1)	586	754
Total	$1,195	$1,204
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
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes to our quantitative and qualitative analyses about market risk during the six months ended June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2024	2,080,000	$153.23	2,080,000	39,656,166
May 1-31, 2024	3,227,583	151.08	3,227,583	36,428,583
June 1-30, 2024	4,652,660	149.05	4,652,660	31,775,923
Total	9,960,243		9,960,243
(1)On February 22, 2023, our board of directors authorized the purchase of up to 75.0 million shares of our common stock. This authorization does not expire.
ITEM 5. OTHER INFORMATION
(c) Except as set forth below, during the three months ended June 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
On June 21, 2024, Frank Bisignano, Chairman of the Board, President and Chief Executive Officer of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Bisignano’s Rule 10b5-1 Trading Plan provides for the sale of up to 145,000 shares of common stock pursuant to one or more limit orders until December 31, 2025.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Non-Employee Director Compensation Schedule**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iii) the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) Notes to Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).
**    This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	July 25, 2024	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	July 25, 2024	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer