Form 10-Q
period 2024-09-30
FISERV INC
filed 2024-10-23
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 18, 2024, there were 568,918,735 shares of common stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Processing and services (1)	$4,237	$4,008	$12,377	$11,605
Product	978	865	2,828	2,571
Total revenue	5,215	4,873	15,205	14,176
Expenses:
Cost of processing and services	1,346	1,311	4,043	4,067
Cost of product	661	583	1,951	1,761
Selling, general and administrative	1,606	1,652	5,000	4,952
Net gain on sale of businesses and other assets	—	(176)	—	(172)
Total expenses	3,613	3,370	10,994	10,608
Operating income	1,602	1,503	4,211	3,568
Interest expense, net	(326)	(258)	(872)	(692)
Other expense, net	(5)	(35)	(17)	(81)
Income before income taxes and loss from investments in unconsolidated affiliates	1,271	1,210	3,322	2,795
Income tax provision	(74)	(239)	(448)	(544)
Loss from investments in unconsolidated affiliates	(626)	(2)	(642)	(11)
Net income	571	969	2,232	2,240
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	7	17	39	42
Net income attributable to Fiserv, Inc.	$564	$952	$2,193	$2,198

Net income attributable to Fiserv, Inc. per share:
Basic	$0.98	$1.57	$3.76	$3.57
Diluted	$0.98	$1.56	$3.74	$3.54

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	573.7	606.2	582.5	616.2
Diluted	576.9	610.3	585.7	620.3
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $35 million and $45 million for the three months ended September 30, 2024 and 2023, respectively, and $111 million and $136 million for the nine months ended September 30, 2024 and 2023, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$571	$969	$2,232	$2,240
Other comprehensive (loss) income:
Fair market value adjustment on derivatives	(7)	5	(5)	14
Reclassification adjustment for net realized (gains) losses on cash flow hedges included in cost of processing and services	(1)	4	(3)	4
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	3	4	11	11
Tax impacts of derivatives	1	(3)	(1)	(7)
Unrealized (loss) gain on defined benefit pension plans (see Note 1)	—	—	(105)	3
Tax impacts of defined benefit pension plans	—	—	26	(1)
Foreign currency translation	210	(261)	(110)	(11)
Reclassification adjustment for accumulated foreign currency translation impacts from the sale of foreign entities included in net gain on sale of businesses and other assets	—	10	—	10
Tax impacts of foreign currency translation	56	(42)	17	(2)
Total other comprehensive (loss) income	262	(283)	(170)	21
Comprehensive income	$833	$686	$2,062	$2,261
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	7	17	39	42
Less: other comprehensive income (loss) attributable to noncontrolling interests	21	(17)	3	(2)
Comprehensive income attributable to Fiserv, Inc.	$805	$686	$2,020	$2,221
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,228	$1,204
Trade accounts receivable, less allowance for doubtful accounts	3,714	3,582
Prepaid expenses and other current assets	2,749	2,344
Settlement assets	17,434	27,681
Total current assets	25,125	34,811
Property and equipment, net	2,377	2,161
Customer relationships, net	6,218	7,075
Other intangible assets, net	4,104	4,135
Goodwill	37,133	37,205
Contract costs, net	985	968
Investments in unconsolidated affiliates	1,585	2,262
Other long-term assets	2,265	2,273
Total assets	$79,792	$90,890
Liabilities and Equity
Accounts payable and other current liabilities	$4,161	$4,355
Short-term and current maturities of long-term debt	1,200	755
Contract liabilities	770	761
Settlement obligations	17,434	27,681
Total current liabilities	23,565	33,552
Long-term debt	24,085	22,363
Deferred income taxes	2,526	3,078
Long-term contract liabilities	255	250
Other long-term liabilities	958	978
Total liabilities	51,389	60,221
Commitments and Contingencies (see Note 18)
Redeemable Noncontrolling Interest	—	161
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,003	23,103
Accumulated other comprehensive loss	(956)	(783)
Retained earnings	22,637	20,444
Treasury stock, at cost, 214 million and 190 million shares, respectively	(16,941)	(12,915)
Total Fiserv, Inc. shareholders’ equity	27,751	29,857
Noncontrolling interests	652	651
Total equity	28,403	30,508
Total liabilities and equity	$79,792	$90,890
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,232	$2,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,248	1,093
Amortization of acquisition-related intangible assets	1,089	1,261
Amortization of financing costs and debt discounts	33	30
Share-based compensation	273	275
Deferred income taxes	(539)	(344)
Net gain on sale of businesses and other assets	—	(172)
Loss from investments in unconsolidated affiliates	642	11
Distributions from unconsolidated affiliates	29	42
Non-cash impairment charges	14	—
Other operating activities	79	(2)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(136)	119
Prepaid expenses and other assets	(503)	(506)
Contract costs	(189)	(180)
Accounts payable and other liabilities	134	(303)
Contract liabilities	4	3
Net cash provided by operating activities	4,410	3,567
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(1,170)	(1,034)
Net proceeds from sale of businesses and other assets	—	232
Merchant cash advances, net	(645)	—
Distributions from unconsolidated affiliates	59	110
Purchases of investments	(37)	(15)
Proceeds from sale of investments	53	—
Other investing activities	—	(3)
Net cash used in investing activities	(1,740)	(710)
Cash flows from financing activities:
Debt proceeds	6,141	5,188
Debt repayments	(4,665)	(1,652)
Net borrowings from (repayments of) commercial paper and short-term borrowings	345	(2,032)
Payments of debt financing costs	(28)	(38)
Proceeds from issuance of treasury stock	79	68
Purchases of treasury stock, including employee shares withheld for tax obligations	(4,491)	(3,790)
Settlement activity, net	487	(630)
Distributions paid to noncontrolling interests and redeemable noncontrolling interest	(48)	(22)
Payment to acquire noncontrolling interest of consolidated subsidiary	—	(56)
Payments of acquisition-related contingent consideration	(3)	(33)
Other financing activities	(2)	(39)
Net cash used in financing activities	(2,185)	(3,036)
Effect of exchange rate changes on cash and cash equivalents	25	(8)
Net change in cash and cash equivalents	510	(187)
Cash and cash equivalents, beginning balance	2,963	3,192
Cash and cash equivalents, ending balance	$3,473	$3,005
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Segment Realignment
Effective in the first quarter of 2024, the Company realigned its reportable segments to correspond with changes in its business designed to further enhance operational performance in the delivery of its integrated portfolio of products and solutions to its financial institution clients (the “Segment Realignment”). The Company’s new reportable segments are the Merchant Solutions (“Merchant”) segment and the Financial Solutions (“Financial”) segment. Segment results for the three and nine months ended September 30, 2023 have been recast to reflect the Segment Realignment. See Note 20 for additional information.
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

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

(In millions)	September 30, 2024	December 31, 2023	September 30, 2023
Cash and cash equivalents on the consolidated balance sheets	$1,228	$1,204	$1,349
Cash and cash equivalents included in settlement assets	2,243	1,756	1,653
Other restricted cash	2	3	3
Total cash and cash equivalents on the consolidated statements of cash flows	$3,473	$2,963	$3,005
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $72 million and $86 million at September 30, 2024 and December 31, 2023, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Prepaid maintenance, postage and insurance	$235	$187
Other prepaid expenses	228	236
Total prepaid expenses (1)	463	423
Income tax receivables (2)	113	534
Clover Capital cash advances, net	313	269
Settlement advance cash payments	1,082	381
Other current assets	778	737
Total other current assets	2,286	1,921
Total prepaid expenses and other current assets	$2,749	$2,344
(1)Prepaid expenses represent advance payments for goods and services to be consumed in the future.
(2)Includes receivables associated with transferable federal tax credits (see Note 15).
The Company offers merchants advance access to capital through its Clover Capital program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under the Clover Capital program were $326 million and $281 million at September 30, 2024 and December 31, 2023, respectively. The Company maintained a reserve of $13 million and $12 million at September 30, 2024 and December 31, 2023, respectively, based on an estimate of uncollectible amounts.
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
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $24 million and $25 million for the three months ended September 30, 2024 and 2023, respectively, and $77 million and $62 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The amount of merchant collateral available to the Company was $666 million and $690 million at September 30, 2024 and December 31, 2023, respectively. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and other current liabilities in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $38 million and $36 million at September 30, 2024 and December 31, 2023, respectively.
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
In connection with the Segment Realignment, the Company performed an interim goodwill impairment assessment in the first quarter of 2024 for the impacted reporting units, and determined that its goodwill was not impaired based on an assessment of various qualitative factors. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry and other events specific to its reporting units. There is no accumulated goodwill impairment for the Company through September 30, 2024.
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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $22 million and $38 million for the three months ended September 30, 2024 and 2023, respectively, and $75 million and $88 million for the nine months ended September 30, 2024 and 2023, respectively, which is included within other expense, net in the consolidated statements of income.
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
Defined Benefit Pension Plans
The Company maintains frozen noncontributory defined benefit pension plans covering certain employees in Europe and the U.S. Effective September 30, 2023, the Company terminated its United Kingdom (“U.K.”) and U.S. defined benefit pension plans. In March 2024, the Company entered into a group annuity insurance contract to provide for the administration of future payments to eligible plan participants of the terminated U.K. plan. In connection with the buy-in of this insurance policy, the plan’s projected benefit obligation was remeasured to the value of the group annuity insurance contract, resulting in an unrecognized loss, net of tax, of approximately $63 million recorded in accumulated other comprehensive loss within the consolidated balance sheet.
Upon the settlement of the terminated plans, which is expected to be completed in the fourth quarter of 2024, the Company will fund an estimated plan termination liability shortfall for the U.S. defined benefit pension plans of $20 million and expects to recognize a net non-cash pre-tax pension settlement charge for the terminated U.S. and U.K. plans of approximately $140 million, which also includes the recognition of remaining net actuarial unrecognized losses recorded within accumulated other comprehensive loss. The amount of accrued vested benefits to be received by participants will not be impacted.

Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest expense	$(339)	$(268)	$(904)	$(715)
Interest income	13	10	32	23
Interest expense, net	$(326)	$(258)	$(872)	$(692)
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. For public entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The provisions within ASU 2022-03 are to be applied prospectively with any adjustments from the adoption recognized in earnings and disclosed on the date of adoption. The Company adopted ASU 2022-03 effective January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements or disclosures for the nine months ended September 30, 2024.
Recently Issued Accounting Pronouncements
In 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances and expands the current annual and interim requirements on segment information disclosures. Under the new disclosure requirements, entities will be required to disclose, on an annual and interim basis: significant segment expense categories and amounts for each reportable segment that are included in the reported measure of segment profit or loss and regularly provided to the chief operating decision maker (“CODM”); an aggregate amount and qualitative description of other segment items included in each reported measure of segment profit or loss for each reportable segment; measures of a segment’s profit or loss that are used by the CODM to assess segment performance and decide how to allocate resources; and disclosure of the title and position of the individual or the name of the group identified as the CODM. For public entities, the provisions within ASU 2023-07 are to be applied retrospectively for all comparative periods and are effective for fiscal years beginning after December 15, 2023, and for interim periods of fiscal years beginning after December 15, 2024. The Company is currently assessing its annual financial statement segment information disclosures in connection with the adoption of ASU 2023-07, effective for the year ending December 31, 2024.
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

Disaggregation of Revenue
The Company’s operations are comprised of the Merchant and the Financial reportable segments. Additional information regarding the Company’s business segments is included in Note 20. The table below presents the Company’s revenue disaggregated by business line, including a reconciliation with its reportable segments. The Company’s disaggregation of revenue for the three and nine months ended September 30, 2023 has been recast to reflect the Segment Realignment. The Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned domestically, with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 15% of total revenue for each of the three months ended September 30, 2024 and 2023, and 15% and 14% of total revenue for the nine months ended September 30, 2024 and 2023, respectively.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Business Line	2024	2023	2024	2023
Small Business	$1,627	$1,492	$4,719	$4,201
Enterprise	558	478	1,563	1,410
Processing	284	289	850	850
Total Merchant segment revenue	$2,469	$2,259	$7,132	$6,461
Digital Payments	$987	$940	$2,894	$2,724
Issuing	789	756	2,316	2,217
Banking	636	606	1,866	1,829
Total Financial segment revenue	$2,412	$2,302	$7,076	$6,770
Corporate and Other	$334	$312	$997	$945
Total Revenue	$5,215	$4,873	$15,205	$14,176
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	September 30, 2024	December 31, 2023
Contract assets	$821	$754
Contract liabilities	1,025	1,011
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily relate to customer discounts (contract incentives) where revenue is recognized and payment of consideration under the contract is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $659 million of revenue during the nine months ended September 30, 2024 that was included in the contract liabilities balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at September 30, 2024:

(In millions)
Year Ending December 31,
Remainder of 2024	$632
2025	2,283
2026	1,739
2027	1,226
Thereafter	1,412
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
Dispositions
On July 25, 2023, the Company sold its financial reconciliation business, which was reported within the Financial segment, for cash proceeds of $232 million. The Company recognized a pre-tax gain of $177 million on the sale, recorded within net gain on sale of businesses and other assets, with a related tax expense of $49 million recorded within the income tax provision, in the consolidated statement of income during the three months ended September 30, 2023. The pre-tax gain was comprised of the difference between the consideration received and the net carrying amount of the business, including $38 million of allocated goodwill and $13 million of other net assets, primarily consisting of trade accounts receivable and capitalized software.

5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2024
Customer relationships	$14,662	$8,444	$6,218
Acquired software and technology	1,951	1,120	831
Trade names	641	400	241
Purchased software	1,036	535	501
Capitalized software and other intangibles	3,863	1,332	2,531
Total	$22,153	$11,831	$10,322

December 31, 2023
Customer relationships	$14,669	$7,594	$7,075
Acquired software and technology	2,148	1,148	1,000
Trade names	641	356	285
Purchased software	1,087	520	567
Capitalized software and other intangibles	3,356	1,073	2,283
Total	$21,901	$10,691	$11,210
Amortization expense associated with the above identifiable intangible assets was $566 million and $579 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 billion and $1.8 billion for the nine months ended September 30, 2024 and 2023, respectively.
6. Investments in Unconsolidated Affiliates
The Company maintains investments in various affiliates that are accounted for as equity method investments, the most significant of which are related to the Company’s merchant alliances. The Company’s share of net income or loss from these investments is reported within loss from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. The Company reviews its equity method investments each reporting period for indications of an other-than-temporary decline in value, including significant changes in business relationships with merchant alliances. A decline in value of an equity method investment determined to be other-than-temporary is recorded as a current-period impairment charge within loss from investments in unconsolidated affiliates in the consolidated statements of income. The estimated fair values of the Company’s investments in unconsolidated merchant alliances assume a continuation beyond the existing contractual term. A renewal of certain of the merchant alliance agreements beyond the current contractual term is not solely within the Company’s control.
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
The Company maintains a 40% ownership interest in the Wells Fargo Merchant Services merchant alliance (“WFMS”), which is accounted for as an equity method investment. The Company acquired its ownership, at fair value, in WFMS through its 2019 acquisition of First Data Corporation. In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided the Company a notice of non-renewal for WFMS. Upon expiration of the merchant alliance, effective April 1, 2025, the Company expects to receive a cash payment or assets equal to the fair value of its share of WFMS, as determined in accordance with an agreed upon contractual valuation and separation process.

The Company recorded a $570 million non-cash impairment as a result of an other-than-temporary decline in the carrying value of its equity method investment in WFMS within loss from investments in unconsolidated affiliates and the related tax benefit within the income tax provision in the consolidated statement of income in the third quarter of 2024. The impairment was based on the Company’s estimate of the fair value of its portion of WFMS, and is subject to further adjustments upon completion of the valuation process agreed to by the Company and Wells Fargo and additional information received throughout the final valuation process. The Company’s estimated fair value of WFMS was determined using an income valuation approach, which required estimates of the discount and tax rates; future expected net cash flows, including customer growth and attrition rates, and indirect expenses of WFMS; and other future events that are judgmental in nature, reflecting the risks inherent in future cash flows. The fair value measurements were primarily based on significant inputs that were not observable in the market and thus represented a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements.
The Company’s investment in its merchant alliances was $1.3 billion and $1.9 billion at September 30, 2024 and December 31, 2023, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $137 million and $156 million at September 30, 2024 and December 31, 2023, respectively, and are primarily included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense, net in the consolidated statements of income for the period. Adjustments made to the values recorded for certain equity securities and net gains from sales of equity securities were $2 million and $29 million during the three and nine months ended September 30, 2024, respectively, and were not significant during the three and nine months ended September 30, 2023.
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
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $451 million and $443 million at September 30, 2024 and December 31, 2023, respectively. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2024, the Company estimates that it will recognize gains of approximately $1 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $105 million and $116 million at September 30, 2024 and December 31, 2023, respectively. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2024, the Company estimates that it will recognize approximately $13 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
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

The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

(In millions)	September 30, 2024	December 31, 2023
Currency
Euros	475	400
Singapore Dollars	841	751
Canadian Dollars	253	—
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
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Cross-currency rate swap contracts	$(33)	$4	$(17)	$(3)
Foreign currency-denominated debt	(134)	123	(33)	9
The Company recorded income tax impacts of $56 million and $(42) million during the three months ended September 30, 2024 and 2023, respectively, and $17 million and $(2) million during the nine months ended September 30, 2024 and 2023, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes and cross-currency rate swap contracts.
Fair Value Hedges
The Company maintains fixed-to-fixed cross-currency rate swap contracts, designated as fair value hedges, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes due in July 2025, as well as on the principal amount of a Euro-denominated intercompany note.
The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

(In millions)	September 30, 2024	December 31, 2023
Currency
British Pounds	525	525
Euros	157	157
Net changes in the fair value of the cross-currency rate swaps ($33 million for both the three and nine months ended September 30, 2024), along with the offsetting changes in the fair value of the hedged notes, attributable to fluctuations in the respective foreign currency spot rates are recognized in other expense, net within the consolidated statements of income.
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
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	September 30, 2024	December 31, 2023
Assets
Forward exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	Level 2	$1	$2
Cross-currency rate swap contract designated as fair value hedge	Prepaid expenses and other current assets	Level 2	31	—
Cross-currency rate swap contract designated as fair value hedge	Other long-term assets	Level 2	—	3
Liabilities
Cross-currency rate swap contracts designated as fair value hedges	Accounts payable and other current liabilities	Level 2	$2	$—
Cross-currency rate swap contracts designated as net investment hedges	Accounts payable and other current liabilities	Level 2	27	—
Cross-currency rate swap contracts designated as fair value hedges	Other long-term liabilities	Level 2	2	1
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	57	61
Contingent consideration	Accounts payable and other current liabilities	Level 3	—	2
Obligation to purchase redeemable noncontrolling interest	Accounts payable and other current liabilities	Level 3	95	—
Contingent debt guarantee	Other long-term liabilities	Level 3	17	23
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $24.1 billion and $21.6 billion at September 30, 2024 and December 31, 2023, respectively, and the carrying value was $24.3 billion and $22.2 billion at September 30, 2024 and December 31, 2023, respectively.
Debt Guarantee Arrangements
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $426 million in senior unsecured debt at September 30, 2024 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $20 million of aggregate outstanding borrowings on the revolving credit facilities at September 30, 2024. The Company has guaranteed the debt of the Lending Joint Ventures.

The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures, which are reported within other long-term liabilities in the consolidated balance sheets. The Company has provided aggregate guarantees of $509 million associated with the debt of the Lending Joint Ventures and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $24 million and $31 million approximates the fair value at September 30, 2024 and December 31, 2023, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $4 million and $2 million during the three months ended September 30, 2024 and 2023, respectively, and $13 million and $7 million during the nine months ended September 30, 2024 and 2023, respectively, within other expense, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances (see Note 6).
9. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Trade accounts payable	$483	$449
Client deposits	984	931
Transferable federal tax credits (see Note 15)	337	804
Accrued compensation and benefits	303	344
Accrued taxes	267	203
Accrued interest	183	298
Accrued payment network fees	276	232
Operating lease liabilities	109	118
Accrued professional fees	114	96
Obligation to purchase redeemable noncontrolling interest (see Note 11)	95	—
Other accrued expenses	1,010	880
Total	$4,161	$4,355

10. Debt
The Company’s debt consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Short-term and current maturities of long-term debt:
Foreign lines of credit	$868	$442
Finance lease and other financing obligations	332	313
Total short-term and current maturities of long-term debt	$1,200	$755

Long-term debt:
2.750% senior notes due July 2024	$—	$2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	704	672
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	—
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	559	555
5.450% senior notes due March 2028	900	900
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	—
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	559	555
5.350% senior notes due March 2031	500	—
4.500% senior notes due May 2031 (Euro-denominated)	894	889
3.000% senior notes due July 2031 (British Pound-denominated)	704	672
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	—
5.150% senior notes due August 2034	900	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	317	418
Euro commercial paper notes	1,329	1,321
Revolving credit facility	70	74
Unamortized discount and deferred financing costs	(160)	(145)
Finance lease and other financing obligations	659	652
Total long-term debt	$24,085	$22,363
The Company was in compliance with all financial debt covenants during the nine months ended September 30, 2024.
Senior Notes
On August 12, 2024, the Company completed the public offering and issuance of $1.75 billion of senior notes, comprised of $850 million aggregate principal amount of 4.750% senior notes due in March 2030 and $900 million aggregate principal amount of 5.150% senior notes due in August 2034. Interest on these senior notes is paid semi-annually. The Company used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of the Company’s commercial paper notes and for share repurchases.
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
At September 30, 2024, the 3.850% senior notes due in June 2025 and 2.250% senior notes due in July 2025 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis, and the ability to do so under its revolving credit facility.
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
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $317 million and $418 million at September 30, 2024 and December 31, 2023, respectively, with weighted average interest rates of 4.933% and 5.454%, respectively. Outstanding borrowings under the Euro program were $1.3 billion at both September 30, 2024 and December 31, 2023, with weighted average interest rates of 3.629% and 4.029%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. Outstanding borrowings under the revolving credit facility were $70 million and $74 million at September 30, 2024 and December 31, 2023, respectively, with corresponding interest rates of 5.970% and 6.450%, respectively. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.

Foreign Lines of Credit
The Company maintains various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund merchant settlement advances associated with operations in Latin America, including an annually renewable term loan facility to fund settlement advance cash payments in Brazil. This term loan has a notional value of 514 million Brazilian real ($95 million USD equivalent) at September 30, 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin per annum. In February 2024, this term loan facility was amended, which amendment extended its maturity date to April 2025 and decreased the specified margin to 1.25% per annum.

The following table provides a summary of the outstanding borrowings and weighted average interest rates of the Company’s foreign lines of credit and other borrowing arrangements by country:

	Outstanding Borrowings (in millions)		Weighted-Average Interest Rate
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Argentina	$635	$208	43.775%	121.581%
Brazil	109	123	11.663%	13.500%
Uruguay	52	55	10.061%	11.125%
Other	72	56	5.061%	4.912%
Total	$868	$442	34.503%	63.060%
11. Redeemable Noncontrolling Interest
The minority partner in one of the Company’s existing merchant alliance joint ventures maintained a redeemable noncontrolling 1% interest which was presented outside of equity and carried at its estimated redemption value. The minority partner was entitled to a contractually determined share of the entity’s income, and the joint venture agreement contained redemption features whereby the interest held by the minority partner was redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within the Company’s control.
Effective June 2024, the Company and the merchant alliance joint venture minority partner mutually agreed to terminate the joint venture agreement on September 1, 2024. Under the provisions of the separation agreement, the Company redeemed the minority partner’s membership interest in exchange for a future distribution of certain merchant contracts. The redeemable noncontrolling interest was adjusted to reflect the estimated redemption value, with a corresponding adjustment recorded to additional paid-in capital (see Notes 8 and 12). Additionally, as the redeemable noncontrolling interest is now mandatorily redeemable, the Company’s obligation to satisfy the purchase of the interest has been reclassified as a current liability in the accompanying consolidated balance sheet (see Note 9). The Company maintains an ongoing relationship with the former minority partner to provide processing and other support services following the termination of the joint venture agreement.
The following table presents a summary of the redeemable noncontrolling interest activity during the nine months ended September 30:

(In millions)	2024	2023
Balance at beginning of period	$161	$161
Distributions paid to redeemable noncontrolling interest	(13)	(19)
Share of income	13	19
Adjustment to estimated redemption value of redeemable noncontrolling interest	(66)	—
Reclassification to current liability	(95)	—
Balance at end of period	$—	$161

12. Equity
The following tables provide changes in equity during the three and nine months ended September 30, 2024 and 2023:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended September 30, 2024	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2024	784	207	$8	$23,014	$(1,197)	$22,073	$(15,744)	$624	$28,778
Net income						564		7	571
Other comprehensive income					241			21	262
Share-based compensation				88					88
Shares issued under stock plans		(1)		(99)			64		(35)
Purchases of treasury stock		8					(1,261)		(1,261)
Balance at September 30, 2024	784	214	$8	$23,003	$(956)	$22,637	$(16,941)	$652	$28,403

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended September 30, 2023	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at June 30, 2023	784	173	$8	$22,988	$(900)	$18,622	$(10,727)	$725	$30,716
Net income (1)						952		11	963
Distributions paid to noncontrolling interests (2)								(2)	(2)
Acquisition of noncontrolling interest of consolidated subsidiary (3)				6				(65)	(59)
Other comprehensive loss					(266)			(17)	(283)
Share-based compensation				76					76
Shares issued under stock plans				(14)			19		5
Purchases of treasury stock		9					(1,191)		(1,191)
Balance at September 30, 2023	784	182	$8	$23,056	$(1,166)	$19,574	$(11,899)	$652	$30,225
(1)The total net income presented in equity for the three months ended September 30, 2023 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interest of $6 million not included in equity.
(2)The total distributions presented in equity for the three months ended September 30, 2023 excludes $6 million in distributions paid to redeemable noncontrolling interest not included in equity.
(3)The Company acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, during the three months ended September 30, 2023. The Company previously held a majority controlling financial interest in this consolidated subsidiary.

	Fiserv, Inc. Shareholders’ Equity

Nine Months Ended September 30, 2024	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	784	190	$8	$23,103	$(783)	$20,444	$(12,915)	$651	$30,508
Net income (1)						2,193		26	2,219
Distributions paid to noncontrolling interests (2)								(28)	(28)
Change in estimated redemption value of redeemable noncontrolling interest (see Note 11)				66					66
Other comprehensive (loss) income					(173)			3	(170)
Share-based compensation				273					273
Shares issued under stock plans		(4)		(439)			261		(178)
Purchases of treasury stock		28					(4,287)		(4,287)
Balance at September 30, 2024	784	214	$8	$23,003	$(956)	$22,637	$(16,941)	$652	$28,403
(1)The total net income presented in equity for the nine months ended September 30, 2024 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interest of $13 million not included in equity.
(2)The total distributions presented in equity for the nine months ended September 30, 2024 excludes $13 million in distributions paid to redeemable noncontrolling interest not included in equity.

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
(1)The total net income presented in equity for the nine months ended September 30, 2023 is different than the amount presented in the consolidated statement of income due to the net income attributable to redeemable noncontrolling interest of $19 million not included in equity.
(2)The total distributions presented in equity for the nine months ended September 30, 2023 excludes $19 million in distributions paid to redeemable noncontrolling interest not included in equity.
(3)The Company acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, during the nine months ended September 30, 2023. The Company previously held a majority controlling financial interest in this consolidated subsidiary.

13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended September 30, 2024
Balance at June 30, 2024	$(72)	$(1,029)	$(96)	$(1,197)
Other comprehensive income (loss) before reclassifications	(6)	245	—	239
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income (loss)	(4)	245	—	241
Balance at September 30, 2024	$(76)	$(784)	$(96)	$(956)

Three Months Ended September 30, 2023
Balance at June 30, 2023	$(91)	$(789)	$(20)	$(900)
Other comprehensive income (loss) before reclassifications	5	(286)	—	(281)
Amounts reclassified from accumulated other comprehensive loss	5	10	—	15
Net current-period other comprehensive income (loss)	10	(276)	—	(266)
Balance at September 30, 2023	$(81)	$(1,065)	$(20)	$(1,166)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(78)	$(688)	$(17)	$(783)
Other comprehensive loss before reclassifications (see Note 1)	(4)	(96)	(79)	(179)
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive income (loss)	2	(96)	(79)	(173)
Balance at September 30, 2024	$(76)	$(784)	$(96)	$(956)

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(103)	$(1,064)	$(22)	$(1,189)
Other comprehensive income (loss) before reclassifications	11	(11)	2	2
Amounts reclassified from accumulated other comprehensive loss	11	10	—	21
Net current-period other comprehensive income (loss)	22	(1)	2	23
Balance at September 30, 2023	$(81)	$(1,065)	$(20)	$(1,166)
14. Share-Based Compensation
The Company recognized $88 million and $76 million of share-based compensation expense during the three months ended September 30, 2024 and 2023, respectively, and $273 million and $275 million of share-based compensation expense during the nine months ended September 30, 2024 and 2023, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year, and may also occur throughout the year in conjunction with acquisitions of businesses. At September 30, 2024, the total remaining unrecognized compensation cost for restricted stock units and awards, performance share units, and unvested stock options, net of estimated forfeitures, of $412 million is expected to be recognized over a weighted-average period of 1.9 years.

A summary of restricted stock unit, restricted stock award and performance share unit activity during the nine months ended September 30, 2024 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2023	5,419	$103.11	3,219	$104.09
Granted	2,243	149.78	334	173.06
Forfeited	(333)	119.63	(512)	102.44
Vested	(2,446)	103.54	(1,052)	102.06
Units and awards - September 30, 2024	4,883	$123.04	1,989	$115.23
A summary of stock option activity during the nine months ended September 30, 2024 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2023	3,865	$72.36
Granted	—	—
Forfeited	(10)	108.15
Exercised	(2,153)	58.48
Stock options outstanding - September 30, 2024	1,702	$89.69	4.33	$153
Stock options exercisable - September 30, 2024	1,702	$89.69	4.33	$153
15. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income tax provision	$74	$239	$448	$544
Effective income tax rate	5.8%	19.8%	13.5%	19.5%
The income tax provision as a percentage of income before income taxes and loss from investments in unconsolidated affiliates was 5.8% and 19.8% for the three months ended September 30, 2024 and 2023, respectively, and 13.5% and 19.5% for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate as a percentage of income before income taxes and loss from investments in unconsolidated affiliates for the three and nine months ended September 30, 2024 included a deferred tax benefit of $142 million recorded within the income tax provision associated with a non-cash impairment charge of $570 million recorded within loss from investments in unconsolidated affiliates.
Pursuant to provisions under the Inflation Reduction Act, the Company has purchased transferable federal tax credits from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and other current liabilities within the consolidated balance sheets at September 30, 2024 and December 31, 2023.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $88 million at September 30, 2024. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $5 million over the next twelve months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of September 30, 2024, the Company’s U.S. federal income tax return for 2023, and tax returns in certain states and foreign jurisdictions for 2017 through 2023, remain subject to examination by taxing authorities.

16. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	573.7	606.2	582.5	616.2
Common stock equivalents	3.2	4.1	3.2	4.1
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	576.9	610.3	585.7	620.3
For the three and nine months ended September 30, 2023, stock options for 140,193 and 948,973 shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For both the three and nine months ended September 30, 2024, stock options excluded from the calculation of weighted-average outstanding shares - diluted were not significant.
17. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Nine Months Ended September 30,
(In millions)	2024	2023
Interest paid	$983	$703
Net income taxes paid	1,015	966
Treasury stock purchases settled after the balance sheet date	39	6
Software obtained under financing arrangements	96	175
Right-of-use assets obtained in exchange for lease liabilities - operating leases	74	69
Right-of-use assets obtained in exchange for lease liabilities - finance leases	197	242
18. Commitments and Contingencies
Litigation and Legislative Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $29 million and $32 million at September 30, 2024 and December 31, 2023, respectively, related to its various legal proceedings, primarily associated with the Company’s merchant acquiring business and certain tax matters. The Company’s estimate of the possible range of exposure for various legal proceedings in excess of amounts accrued is $0 million to approximately $110 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled $677 million and $3.5 billion at September 30, 2024 and December 31, 2023, respectively.
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
19. Related Party Transactions
Merchant Alliances
A portion of the Company’s business is conducted through merchant alliances between the Company and financial institutions (see Note 6). A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance based on contractual pricing.
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $36 million and $44 million for the three months ended September 30, 2024 and 2023, respectively, and $113 million and $135 million for the nine months ended September 30, 2024 and 2023, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $26 million and $38 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively.
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
Operating results for each segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Corporate and Other	Total
Three Months Ended September 30, 2024
Processing and services revenue	$2,198	$2,036	$3	$4,237
Product revenue	271	376	331	978
Total revenue	$2,469	$2,412	$334	$5,215
Operating income (loss)	$931	$1,143	$(472)	$1,602

Three Months Ended September 30, 2023
Processing and services revenue	$1,971	$2,032	$5	$4,008
Product revenue	288	270	307	865
Total revenue	$2,259	$2,302	$312	$4,873
Operating income (loss)	$786	$1,079	$(362)	$1,503

Nine Months Ended September 30, 2024
Processing and services revenue	$6,340	$6,024	$13	$12,377
Product revenue	792	1,052	984	2,828
Total revenue	$7,132	$7,076	$997	$15,205
Operating income (loss)	$2,582	$3,244	$(1,615)	$4,211

Nine Months Ended September 30, 2023
Processing and services revenue	$5,638	$5,949	$18	$11,605
Product revenue	823	821	927	2,571
Total revenue	$6,461	$6,770	$945	$14,176
Operating income (loss)	$2,123	$3,050	$(1,605)	$3,568

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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2024 to the comparable periods in 2023.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at September 30, 2024.
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
Effective in the first quarter of 2024, we realigned our reportable segments to correspond with changes in our business designed to further enhance operational performance in the delivery of our integrated portfolio of products and solutions to our financial institution clients (the “Segment Realignment”). Our new reportable segments are the Merchant Solutions (“Merchant”) segment and the Financial Solutions (“Financial”) segment. Segment results for the three and nine months ended September 30, 2023 have been recast to reflect the Segment Realignment.
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
Dispositions of Businesses
On July 25, 2023, we sold our financial reconciliation business, which was reported within the Financial segment, for cash proceeds of $232 million, subject to final net working capital adjustments. We recognized a pre-tax gain of $177 million on the sale during the three months ended September 30, 2023.
Other Transactions
In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided us a notice of non-renewal for the Wells Fargo Merchant Services merchant alliance (“WFMS”), which is accounted for as an equity method investment. Upon expiration of the merchant alliance, effective April 1, 2025, we expect to receive a cash payment or assets equal to the fair value of our 40% ownership interest of WFMS, as determined in accordance with an agreed upon contractual valuation and separation process. We recorded a $570 million non-cash impairment as a result of an other-than-temporary decline in the carrying value of our equity method investment in WFMS during the three months ended September 30, 2024. The impairment was based on our estimate of the fair value of WFMS and is subject to further adjustments upon completion of the final valuation process. In connection with the expiration of WFMS, we entered into a multi-year agreement with Wells Fargo to provide processing for current and future merchant clients as well as other services to Wells Fargo’s merchant business.
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
Recent Market Conditions
Global macroeconomic conditions, including changing interest rates, inflation, disruptions in the global supply chain, changes in consumer spending, the effects of international hostilities, political conditions, and regulations restricting trade or impacting our ability to offer products or services, could have a material adverse effect on our business, results of operations and financial condition. Personal consumption and consumer savings growth in the U.S. may also negatively impact our business and financial results. We actively monitor and manage our business in response to these unpredictable geopolitical and market conditions, as they may adversely impact our operations and financial results.
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

Changes in Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2023, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. For example, we estimate the fair values of identifiable assets acquired and liabilities assumed in connection with acquisitions of businesses and may record purchase accounting adjustments during the measurement period, which may be up to one year from the acquisition date. Additionally, we review the carrying value of goodwill for impairment by comparing the estimated fair values of our reporting units to their carrying values. Determining the fair value of a reporting unit involves judgement and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates, and future economic and market conditions.
In addition to the critical accounting policies and estimates included as Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 22, 2024, the following additional critical accounting policy and estimate has become material to us since the filing of our Form 10-K.
Equity Method Investments
We review our investments in various affiliates that are accounted for as equity method investments for indications of an other- than-temporary decline in value whenever events or changes in circumstances may indicate that the carrying amount of the investment may not be recoverable. A series of operating losses of an investee or other factors, such as a shift in strategic initiatives or a significant change in a merchant alliance business relationship, may indicate that a decrease in value of the investment has occurred that is other-than-temporary. A decline in value of an equity method investment determined to be other-than-temporary is recorded as a current-period impairment charge. Measurement of an impairment loss is based upon a comparison of the carrying amount of the investment to its estimated fair value.
Determining the fair value of an equity method investment involves judgment and the use of significant estimates and assumptions, which include assumptions regarding customer growth and attrition rates and operating margins used to calculate estimated future cash flows; risk-adjusted discount rates; and other future economic and market conditions. During the third quarter of 2024, we determined that one of our equity method investments experienced an other-than-temporary decline in value and therefore recorded a pretax non-cash impairment charge of $570 million. Additional information regarding our equity method investments is included in Note 6 to the consolidated financial statements.
Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes. The unaudited financial results presented below have been affected by acquisitions, dispositions, non-cash impairment charges, and foreign currency fluctuations. Segment results for the three and nine months ended September 30, 2023 have been recast to reflect the Segment Realignment.

	Three Months Ended September 30,
	2024	2023	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2024	2023	$	%
Revenue:
Processing and services	$4,237	$4,008	81.2%	82.2%	$229	6%
Product	978	865	18.8%	17.8%	113	13%
Total revenue	5,215	4,873	100.0%	100.0%	342	7%
Expenses:
Cost of processing and services	1,346	1,311	31.8%	32.7%	35	3%
Cost of product	661	583	67.6%	67.4%	78	13%
Sub-total	2,007	1,894	38.5%	38.9%	113	6%
Selling, general and administrative	1,606	1,652	30.8%	33.9%	(46)	(3)%
Net gain on sale of businesses and other assets	—	(176)	—%	(3.6)%	176	n/m
Total expenses	3,613	3,370	69.3%	69.2%	243	7%
Operating income	1,602	1,503	30.7%	30.8%	99	7%
Interest expense, net	(326)	(258)	(6.3)%	(5.3)%	68	26%
Other expense, net	(5)	(35)	(0.1)%	(0.7)%	(30)	(86)%
Income before income taxes and loss from investments in unconsolidated affiliates	1,271	1,210	24.4%	24.8%	61	5%
Income tax provision	(74)	(239)	(1.4)%	(4.9)%	(165)	(69)%
Loss from investments in unconsolidated affiliates	(626)	(2)	(12.0)%	—%	624	n/m
Net income	571	969	10.9%	19.9%	(398)	(41)%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	7	17	0.1%	0.3%	(10)	(59)%
Net income attributable to Fiserv, Inc.	$564	$952	10.8%	19.5%	$(388)	(41)%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Nine Months Ended September 30,
	2024	2023	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2024	2023	$	%
Revenue:
Processing and services	$12,377	$11,605	81.4%	81.9%	$772	7%
Product	2,828	2,571	18.6%	18.1%	257	10%
Total revenue	15,205	14,176	100.0%	100.0%	1,029	7%
Expenses:
Cost of processing and services	4,043	4,067	32.7%	35.0%	(24)	(1)%
Cost of product	1,951	1,761	69.0%	68.5%	190	11%
Sub-total	5,994	5,828	39.4%	41.1%	166	3%
Selling, general and administrative	5,000	4,952	32.9%	34.9%	48	1%
Net gain on sale of businesses and other assets	—	(172)	—%	(1.2)%	172	n/m
Total expenses	10,994	10,608	72.3%	74.8%	386	4%
Operating income	4,211	3,568	27.7%	25.2%	643	18%
Interest expense, net	(872)	(692)	(5.7)%	(4.9)%	180	26%
Other expense, net	(17)	(81)	(0.1)%	(0.6)%	(64)	(79)%
Income before income taxes and loss from investments in unconsolidated affiliates	3,322	2,795	21.8%	19.7%	527	19%
Income tax provision	(448)	(544)	(2.9)%	(3.8)%	(96)	(18)%
Loss from investments in unconsolidated affiliates	(642)	(11)	(4.2)%	(0.1)%	631	n/m
Net income	2,232	2,240	14.7%	15.8%	(8)	—%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	39	42	0.3%	0.3%	(3)	(7)%
Net income attributable to Fiserv, Inc.	$2,193	$2,198	14.4%	15.5%	$(5)	—%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended September 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2024	$2,469		$2,412		$334	$5,215
2023	2,259		2,302		312	4,873
Revenue growth	$210		$110		$22	$342
Revenue growth percentage	9%		5%			7%
Operating income (loss):
2024	$931		$1,143		$(472)	$1,602
2023	786		1,079		(362)	1,503
Operating income growth	$145		$64		$(110)	$99
Operating income growth percentage	18%		6%			7%
Operating margin:
2024	37.7%		47.4%			30.7%
2023	34.8%		46.9%			30.8%
Operating margin growth (1)	290	bps	50	bps		(10)	bps
(1)Represents the basis point growth in operating margin.

	Nine Months Ended September 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2024	$7,132		$7,076		$997	$15,205
2023	6,461		6,770		945	14,176
Revenue growth	$671		$306		$52	$1,029
Revenue growth percentage	10%		5%			7%
Operating income (loss):
2024	$2,582		$3,244		$(1,615)	$4,211
2023	2,123		3,050		(1,605)	3,568
Operating income growth	$459		$194		$(10)	$643
Operating income growth percentage	22%		6%			18%
Operating margin:
2024	36.2%		45.8%			27.7%
2023	32.9%		45.1%			25.2%
Operating margin growth (1)	330	bps	70	bps		250	bps
(1)Represents the basis point growth in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $342 million, or 7%, in the third quarter of 2024 and increased $1,029 million, or 7%, in the first nine months of 2024 compared to 2023. The revenue increase was driven by higher processing revenue in both our Merchant and Financial segments, partially offset by a 8% and 9% decrease due to foreign currency exchange rate fluctuations in the third quarter and first nine months of 2024, respectively.
Revenue in our Merchant segment increased $210 million, or 9%, in the third quarter of 2024 and increased $671 million, or 10%, in the first nine months of 2024 compared to 2023. In the third quarter and first nine months of 2024, Small Business contributed 6% and 8% to Merchant segment revenue growth, respectively, driven by an increase in payment volume, partially offset by foreign currency exchange rate fluctuations. Small Business revenue growth also includes contributions from our Clover operating system and the expansion of our merchant relationships through value-added services. Additionally, in the third quarter and first nine months of 2024, Enterprise contributed 4% and 2%, respectively, primarily driven by transaction growth.
Revenue in our Financial segment increased $110 million, or 5%, in the third quarter of 2024 and increased $306 million, or 5%, in the first nine months of 2024 compared to 2023. In the third quarter and first nine months of 2024, Digital Payments contributed 2% and 3% to Financial segment revenue growth, respectively, driven by an increase in transaction volume, including growth in Zelle® transactions. Issuing contributed 1% to Financial segment growth in both the third quarter and first nine months of 2024, primarily driven by an increase in active accounts due to strong demand across various verticals, including government and healthcare. Banking also contributed 1% in both the third quarter and first nine months of 2024.
Revenue at Corporate and Other increased $22 million, or 7%, in the third quarter of 2024 and increased $52 million, or 6%, in the first nine months of 2024 compared to 2023, due to increased postage revenue.
Total Expenses
Total expenses increased $243 million, or 7%, in the third quarter of 2024 and $386 million, or 4%, in the first nine months of 2024 compared to 2023. Total expenses as a percentage of total revenue were relatively flat at 69.3% in the third quarter of 2024 and decreased 250 basis points to 72.3% in the first nine months of 2024 compared to 2023. Total expenses as a percentage of total revenue were favorably impacted by operating leverage across our various businesses, as well as a reduction in amortization of acquisition-related intangible assets of approximately 80 basis points and 110 basis points and a reduction in acquisition and integration related expenses of approximately 60 basis points and 40 basis points in the third quarter and first nine months of 2024, respectively. The third quarter and first nine months of 2023 included a $177 million pre-tax gain on the sale of our financial reconciliation business.

Cost of processing and services as a percentage of processing and services revenue decreased to 31.8% in the third quarter of 2024 compared to 32.7% in the third quarter of 2023 and decreased to 32.7% in the first nine months of 2024 compared to 35.0% in the first nine months of 2023. Cost of processing and services as a percentage of processing and services revenue was favorably impacted by strong operating leverage accompanying scalable revenue growth in the third quarter and first nine months of 2024.
Cost of product as a percentage of product revenue increased to 67.6% in the third quarter of 2024 compared to 67.4% in the third quarter of 2023 and increased to 69.0% in the first nine months of 2024 compared to 68.5% in the first nine months of 2023. The cost of product as a percentage of product revenue in the third quarter and first nine months of 2024 was impacted by revenue mix, including an increase in hardware revenue, in the third quarter of 2024 compared to 2023.
Selling, general and administrative expenses as a percentage of total revenue decreased to 30.8% in the third quarter of 2024 compared to 33.9% in the third quarter of 2023 and decreased to 32.9% in the first nine months of 2024 compared to 34.9% in the first nine months of 2023. Selling, general and administrative expenses as a percentage of total revenue was favorably impacted in both the third quarter and first nine months of 2024 by a reduction in amortization of acquisition-related intangible assets of approximately 80 basis points and a reduction in acquisition and integration related expenses of approximately 30 basis points, as well as expense management initiatives.
Operating Income and Operating Margin
Total operating income increased $99 million, or 7%, in the third quarter of 2024 and increased $643 million, or 18%, in the first nine months of 2024 compared to 2023. Total operating margin decreased 10 basis points to 30.7% in the third quarter of 2024 and increased 250 basis points to 27.7% in the first nine months of 2024 compared to 2023. Total operating income and total operating margin benefited from scalable revenue growth, along with a $42 million and $160 million reduction in amortization of acquisition-related intangible assets and a $30 million and $61 million reduction in acquisition and integration related expenses in the third quarter and first nine months of 2024, respectively. Total operating income and total operating margin in the third quarter and first nine months of 2023 was favorably impacted by a $177 million pre-tax gain from the sale of our financial reconciliation business.
Operating income in our Merchant segment increased $145 million, or 18%, in the third quarter of 2024 and increased $459 million, or 22%, in the first nine months of 2024 compared to 2023. Operating margin increased 290 basis points to 37.7% in the third quarter of 2024 and increased 330 basis points to 36.2% in the first nine months of 2024 compared to 2023. Operating income and operating margin growth in our Merchant segment was primarily due to operating leverage and productivity.
Operating income in our Financial segment increased $64 million, or 6%, in the third quarter of 2024 and increased $194 million, or 6%, in the first nine months of 2024 compared to 2023. Operating margin increased 50 basis points to 47.4% in the third quarter of 2024 and increased 70 basis points to 45.8% in the first nine months of 2024 compared to 2023. Operating income and operating margin growth in our Financial segment was primarily due to operating leverage and scalable revenue growth.
The operating loss in Corporate and Other increased $110 million in the third quarter of 2024 and increased $10 million in the first nine months of 2024 compared to 2023. The operating losses in the third quarter and first nine months of 2023 included a $177 million pre-tax gain on the sale of our financial reconciliation business. The operating losses in the third quarter and first nine months of 2024 were favorably impacted by a reduction of $42 million and $160 million, respectively, in amortization of acquisition-related intangible assets, as well as a reduction of $25 million and $45 million, respectively, in acquisition and integration related expenses.
Interest Expense, Net
Interest expense, net increased $68 million, or 26%, in the third quarter of 2024 compared to 2023 and increased $180 million, or 26%, in the first nine months of 2024 compared to 2023 due to higher outstanding borrowings, including as a result of our public offering and issuance of $2.0 billion and $1.75 billion of senior notes in March 2024 and August 2024, respectively, as well as increased variable rate borrowings with our settlement advance cash program in Latin America compared to the prior year periods.
Other Expense, Net
Other expense, net decreased $30 million in the third quarter of 2024 and decreased $64 million in the first nine months of 2024 compared to 2023. Other expense, net includes foreign currency transaction gains and losses, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Other expense, net in the third quarter and first nine months of 2024 included $2 million and $29 million, respectively, related to gains on the sale and remeasurement of certain equity securities. Net foreign currency transaction losses decreased $11 million and $12 million in the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023, respectively.
Income Tax Provision
The income tax provision as a percentage of income before income taxes and loss from investments in unconsolidated affiliates was 5.8% and 19.8% for the three months ended September 30, 2024 and 2023, respectively, and 13.5% and 19.5% for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate as a percentage of income before income taxes and loss from investments in unconsolidated affiliates for the three and nine months ended September 30, 2024 included a deferred tax benefit of $142 million recorded within the income tax provision associated with a non-cash impairment charge of $570 million recorded within loss from investments in unconsolidated affiliates, resulting in the lower effective income tax rate.
Loss from Investments in Unconsolidated Affiliates
Our share of net loss from unconsolidated affiliates accounted for using the equity method is reported as loss from investments in unconsolidated affiliates, and the related tax (provision) benefit is reported within the income tax provision in the consolidated statements of income. Loss from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $(626) million and $(2) million in the third quarter of 2024 and 2023, respectively, and $(642) million and $(11) million in the first nine months of 2024 and 2023, respectively. The third quarter and first nine months of 2024 included a $570 million non-cash impairment related to the Wells Fargo Merchant Services merchant alliance.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $7 million and $17 million in the third quarter of 2024 and 2023, respectively, and $39 million and $42 million in the first nine months of 2024 and 2023, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $0.98 and $1.56 in the third quarter of 2024 and 2023, respectively, and $3.74 and $3.54 in the first nine months of 2024 and 2023, respectively. In addition to the impacts to net income attributable to Fiserv, Inc. described above, our diluted weighted average outstanding shares were reduced by 5% and 6% in the third quarter and first nine months of 2024, respectively, compared to 2023, due to our share repurchase program.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $1.2 billion, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $2.7 billion (net of outstanding revolver borrowings and $3.3 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due within the next twelve months and letters of credit) at September 30, 2024.

The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2024	2023	$	%
Net income	$2,232	$2,240	$(8)
Depreciation and amortization	2,370	2,384	(14)
Share-based compensation	273	275	(2)
Deferred income taxes	(539)	(344)	(195)
Net gain on sale of businesses and other assets	—	(172)	172
Loss from investments in unconsolidated affiliates	642	11	631
Distributions from unconsolidated affiliates	29	42	(13)
Non-cash impairment charges	14	—	14
Net changes in working capital and other	(611)	(869)	258
Net cash provided by operating activities	$4,410	$3,567	$843	24%
Capital expenditures, including capitalized software and other intangibles	$1,170	$1,034	$136	13%
Our operating cash flow was $4.4 billion in the first nine months of 2024, an increase of 24% compared with $3.6 billion in the first nine months of 2023. This increase was primarily attributable to increased profitability, excluding non-cash impairments included within loss from investments in unconsolidated affiliates, and corresponding cash flows, along with favorable fluctuations in working capital, including the timing of vendor payments.
We maintain investments in various affiliates that are accounted for as equity method investments. Total distributions from unconsolidated affiliates, including those classified as cash flows from investing activities, were $88 million and $152 million in the first nine months of 2024 and 2023, respectively.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, merchant cash advances, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 8% and 7% of our total revenue for the first nine months of 2024 and 2023, respectively.
Share Repurchases
We repurchased $4.3 billion of our common stock during the first nine months of 2024. On August 8, 2023, we repurchased 4.1 million shares of our common stock for $121.98 per share in a privately negotiated transaction with ValueAct Capital Master Fund, L.P. for an aggregate purchase price of $500 million. Including this transaction, we repurchased $3.7 billion of our common stock during the first nine months of 2023.
On February 22, 2023, our board of directors approved a repurchase authorization for up to 75.0 million shares of our common stock. As of September 30, 2024, we had approximately 24.2 million shares remaining under our existing repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
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
Indebtedness
Our debt consisted of the following at:

(In millions)	September 30, 2024	December 31, 2023
Short-term and current maturities of long-term debt:
Foreign lines of credit	$868	$442
Finance lease and other financing obligations	332	313
Total short-term and current maturities of long-term debt	$1,200	$755

Long-term debt:
2.750% senior notes due July 2024	$—	$2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	704	672
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	—
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	559	555
5.450% senior notes due March 2028	900	900
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	—
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	559	555
5.350% senior notes due March 2031	500	—
4.500% senior notes due May 2031 (Euro-denominated)	894	889
3.000% senior notes due July 2031 (British Pound-denominated)	704	672
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	—
5.150% senior notes due August 2034	900	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	317	418
Euro commercial paper notes	1,329	1,321
Revolving credit facility	70	74
Unamortized discount and deferred financing costs	(160)	(145)
Finance lease and other financing obligations	659	652
Total long-term debt	$24,085	$22,363

In August 2024, we completed the public offering and issuance of $1.75 billion of senior notes, comprised of $850 million aggregate principal amount of 4.750% senior notes due in March 2030 and $900 million aggregate principal amount of 5.150% senior notes due in August 2034. We used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of our commercial paper notes and for share repurchases.
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
At September 30, 2024, our debt consisted primarily of $21.9 billion of fixed-rate senior notes and $1.6 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion.
At September 30, 2024, the 3.850% senior notes due in June 2025 and 2.250% senior notes due in July 2025 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis, and the ability to do so under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at September 30, 2024:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	34.503%	$868
U.S. dollar commercial paper notes	various	4.933%	317
Euro commercial paper notes	various	3.629%	1,329
Revolving credit facility	June 2027	5.970%	70
Total variable rate debt		14.224%	$2,584
We maintain various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund merchant settlement advances associated with operations in Latin America, including an annually renewable term loan facility to fund settlement advance cash payments in Brazil. This term loan has a notional value of 514 million Brazilian real ($95 million USD equivalent) at September 30, 2024 and bears interest at a variable Certificado de Depósito Interbancário (CDI) Rate, plus a specified margin per annum. In February 2024, this term loan facility was amended, which amendment extended its maturity date to April 2025 and decreased the specified margin to 1.25% per annum.
The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at September 30, 2024:

	Outstanding Borrowings (in millions)	Weighted-Average Interest Rate
Argentina	$635	43.775%
Brazil	109	11.663%
Uruguay	52	10.061%
Other	72	5.061%
Total	$868	34.503%
We offer advanced funding of settlement activity associated with operations in Argentina by utilizing local operating cash and various short-term lines of credit to borrow in the Argentina overnight market. As we collect a portion of the corresponding receivables from card issuers over several months, in the event we are unable to continue to borrow in the Argentina overnight market, we may fund future advances with our consolidated cash and cash equivalents and available capacity under our revolving credit facility.
We maintain unsecured U.S. dollar and Euro commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
We also maintain a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. Outstanding borrowings under the revolving credit facility were $70 million at September 30, 2024. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
During the first nine months of 2024, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $426 million in senior unsecured debt at September 30, 2024 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $20 million of aggregate outstanding borrowings on the revolving credit facilities at September 30, 2024. We have guaranteed the debt of the Lending Joint Ventures. We maintained a liability of $24 million at September 30, 2024 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $17 million at September 30, 2024, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so, and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of 90 days or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets.
The table below details our cash and cash equivalents held at:

(In millions)	September 30, 2024	December 31, 2023
Available	$617	$450
Unavailable (1)	611	754
Total	$1,228	$1,204
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
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes to our quantitative and qualitative analyses about market risk during the nine months ended September 30, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2024	2,540,854	$154.47	2,540,854	29,235,069
August 1-31, 2024	2,990,000	164.81	2,990,000	26,245,069
September 1-30, 2024	2,087,444	174.71	2,087,444	24,157,625
Total	7,618,298		7,618,298
(1)On February 22, 2023, our board of directors authorized the purchase of up to 75.0 million shares of our common stock. This authorization does not expire.
ITEM 5. OTHER INFORMATION
(c) During the three months ended September 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Exhibit Description

4.1
Thirty-Fifth Supplemental Indenture, dated as of August 12, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (including Form of 4.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Fiserv, Inc. filed August 12, 2024)

4.2
Thirty-Sixth Supplemental Indenture, dated as of August 12, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (including Form of 5.150% Senior Notes due 2034) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Fiserv, Inc. filed August 12, 2024)

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
______________________

*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iii) the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) Notes to Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	October 23, 2024	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	October 23, 2024	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer