Form 10-K
period 2024-12-31
FISERV INC
filed 2025-02-20
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:          1-38962
Fiserv, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1506125
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

600 N. Vel R. Phillips Avenue,	Milwaukee,	WI	53203
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 28, 2024 (the last trading day of the second fiscal quarter) was $85,486,940,134 based on the closing price of the registrant’s common stock on the New York Stock Exchange on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 14, 2025 was 561,288,944.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2025 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business, including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, taxes, trade policies and tariffs, a recession, bank failures, or intensified international hostilities, and the impact they may have on us and our employees, clients, vendors, supply chain, operations and sales; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our growth strategies; our ability to attract and retain key personnel; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in this Annual Report on Form 10-K for the year ended December 31, 2024 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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
In 2024, we had $20.5 billion in total revenue, $5.9 billion in operating income and $6.6 billion of net cash provided by operating activities. Processing and services revenue, which in 2024 represented 81% of our total revenue, is primarily generated from account- and transaction-based fees under multi-year contracts that generally have high renewal rates. We have operations and offices located both within the U.S. and Canada, and internationally, which as a percentage of total revenue were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Total revenue	$20,456	$19,093	$17,737
U.S. and Canada	85%	85%	86%
International (1)	15%	15%	14%
(1) Represents revenue in the following international regions: EMEA (Europe, Middle East and Africa), LATAM (Latin America) and APAC (Asia-Pacific).
We have grown our business through acquisitions and organically by signing new clients, expanding the products and services we provide to existing clients, offering new and enhanced products and services developed through innovation and acquisition, and extending our capabilities geographically, all of which have enabled us to deliver a wide range of products and services and created new opportunities for growth.
Our headquarters are located at 600 N. Vel R. Phillips Avenue, Milwaukee, Wisconsin 53203, and our telephone number is (262) 879-5000.
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
Merchant Solutions
The businesses in our Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; software-as-a-service (“SaaS”); POS devices; and pay-by-bank solutions. The business lines aggregated within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors (“ISVs”), including Clover®, our POS and business management platform for small business clients
•Enterprise – provides products and services to large businesses, including our integrated omnichannel operating system for enterprise clients

•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
We distribute the products and services in the Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, ISVs, independent sales organizations (“ISOs”), financial institutions and other strategic partners in the form of merchant alliances, revenue sharing alliances and referral agreements.
Small Business
We offer merchant acquiring solutions to enable small businesses to securely accept payment transactions online or in-person. Payment transactions include credit, debit, gift card and loyalty payments online or through a physical POS or mobile device, such as a smartphone or tablet.
Our global point-of-sale and business management platform, Clover®, includes hardware and software technology necessary to enable small business merchants to accept payments; take orders; schedule pick-up and delivery services; and provide vertical specific business management tools. By integrating next-generation hardware and SaaS capabilities, along with value-added services, Clover has become a leader in enabling omnichannel commerce solutions for small businesses. We also offer small business owners advance access to capital through our Clover Capital cash advance and, within our international operations, merchant anticipation programs.
Enterprise
We provide products and services to large businesses that are designed to enable clients to engage in commerce through various channels including online and mobile, drive value and savings through transactions, and engage more customers. Our integrated omnichannel operating system allows enterprise clients to orchestrate payments and create consistent customer commerce experiences, delivered how and when their customers want. These solutions help clients maximize approval rates, reduce declines, lower fraud and chargebacks, reduce costs and improve the customer experience. Through this integrated platform, a variety of payment and commerce solutions can be accessed, including payment acceptance, payments optimization, fraud mitigation, online electronic benefits transfers, pay-by-bank and digital payouts. We also offer a single platform for payment facilitators, marketplaces, software companies, and acquiring banks to compliantly manage boarding, credit and risk, and money movement for sub-merchants. Clients can access our enterprise services through Commerce Hub™, our next generation gateway and orchestration layer that provides full-function e-commerce, omnichannel and multi-acquirer solutions that ease development effort and maintenance.
Our Enterprise business also provides end-to-end, omnichannel solutions to securely implement and manage stored value programs such as gift cards and loyalty, which help clients drive revenue and customer engagement. These solutions include physical and digital gift card fulfillment, program management, e-commerce gift card storefronts, security and fraud protection, transaction processing services, incentive and rebate cards as well as reloadable and non-reloadable prepaid cards that may be used with a variety of mobile applications. We help our clients consolidate their forms of stored value in a single digital wallet that is enabled in-store for true omnichannel customer engagement. Additionally, we provide payment services to companies, such as utilities, telephone and cable companies, lending institutions and insurance providers. These services enable our clients to reduce costs, collect payments faster through multiple channels and increase customer satisfaction, providing customers flexible, easy-to-use ways to view and pay their bills.
Processing
We provide products and services to financial institutions, joint ventures, and other third-party resellers such as ISOs, which have direct relationships with merchants. We provide these distribution partners with integrated merchant technology solutions to help them grow their businesses and manage their portfolios. Partner technology tools enable real-time access to portfolio activity and pricing management. These strategic alliances combine our commerce-enabling technology, processing capabilities and management expertise with the distribution capabilities, footprint and customer relationships of our partners.
Financial Solutions
The businesses in our Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines aggregated within the Financial segment consist of the following:
•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers

•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; government payment processing; and student loan processing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing
Digital Payments
We are a leading enabler of digital payment capabilities to financial institutions of all sizes, including solutions that help clients enable debit card processing services, peer-to-peer payments, account-to-account transfers, bill payment capabilities, and Automated Clearing House (“ACH”) and real-time payments.
We provide debit card processing services, which include tokenization, loyalty and reward programs; customized authorization processing; gateway processing to payment networks; ATM managed services and cash and logistics management; and risk management products. We also provide security, risk and fraud management solutions, which incorporate machine-learning-based predictive technology, that help financial institutions securely operate and grow their business by preventing fraud. CardHub provides our clients’ customers with mobile, customizable card management and alert tools that drive engagement and revenue for card issuers. We also own and operate the Accel®, STAR® and MoneyPass® networks, which provide access to funds for debit card purchases through any physical and online channel. These networks are available to all issuers and merchants in the U.S.
Our person-to-person payment and account-to-account transfer services allow consumers a convenient way to send and receive money while offering financial institutions the opportunity to generate new transaction-based revenue, attract new accounts and increase loyalty among existing customers. We offer a turnkey implementation of Zelle® real-time person-to-person payments service. Our electronic bill payment and presentment product for financial and other institutions, CheckFree® RXP®, allows our clients’ customers to manage household bills via an easy-to-use, online tool; view billing and payment information; pay and manage their bills in one place; and complete same-day or next-day bill payments to a wide range of billers and others. In addition, CashFlow Central℠, an integrated digital payment and cash flow management product, enables financial institutions to better meet the payments needs of small businesses.
Additionally, we offer products and services which enable operating efficiencies and management insight by providing financial institutions with the infrastructure they need to process, route and settle non-card-based electronic payments, including ACH, wire and instant payments, and to efficiently manage associated information flows. These products and services provide multiple payment capabilities, including domestic and international wire transfers and real time payments connection to the FedNow Service and RTP Network. PEP+ is an enterprise payment solution that allows financial institutions to automatically receive and originate electronic payments through the ACH network in a straight-through processing manner. Clients may use our payment platform applications on a licensed or hosted basis, and as an add-on to existing legacy technology or as a stand-alone comprehensive modern payments platform.
Issuing
We provide credit card processing services; card production services; print services; prepaid card processing services; government payment processing; and student loan processing.
Our credit card processing services provide solutions to financial institutions and other issuers of credit, such as group service providers, retailers and consumer finance companies, to enable them to process credit card transactions on behalf of their customers. Depending on the needs of our client, we deliver these solutions through our proprietary processing platforms, software application licenses, or SaaS hosted in the cloud. Our solutions in North America primarily use our Optis℠ platform to provide transaction authorization and posting, account maintenance and settlement. Our FirstVision™ and VisionPLUS® products are used globally to provide transaction processing services or are licensed to enable clients to process transactions on their own. We also provide financial institutions with solutions that support the lifecycle of a cardholder, including acquisition, fraud detection, credit risk management, servicing, collections and professional services.
We provide business statement and card products and services to clients across a wide variety of industries, including financial services, healthcare, retail, utilities, telecommunications, insurance and travel and entertainment. Our products and services include electronic document management through our electronic document delivery products and services; card manufacturing, personalization and mailing; statement production and mailing; and design and fulfillment of direct mail services.
Our prepaid card processing services include stored value cards offered by our Money Network® businesses. The Money Network service simplifies payment distribution for organizations while reducing or eliminating expenses associated with issuing traditional paper checks. This service also provides consumers without bank accounts with fast, digital access to their money, including wages. Money Network solutions include Electronic Payroll Delivery, government disbursements, digital disbursements and corporate incentives as well as single-load and reloadable prepaid account options.
Our government payment and student loan processing services generally relate to the processing of consumer payment activity. We provide entitlement payments for state entities, unemployment, and disability debit card payments, as well as technology that enables our clients to provide student loan support services.
Banking
We provide customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing. The lines between merchant acquiring, payment processing and banking are increasingly interconnected, as more banking and payment transactions are initiated at different touchpoints within merchant engagement.
Account processing solutions enable a financial institution to operate systems that process customer deposit and loan accounts, an institution’s general ledger, central information files and other financial information. These solutions also include security, reporting and other features that financial institutions need to process transactions for their customers. Although many of our clients obtain a majority of their processing requirements from us, our software design allows clients to start with one application and, as needed, add applications and features developed by us or by third parties. We support a broad range of client-owned peripheral devices manufactured by a variety of vendors, which reduce a new client’s initial conversion expenses, enhance existing clients’ ability to change technology and broaden our market opportunity. The principal account processing solutions used by our depository institution clients are Cleartouch®, DNA®, Finxact, Portico®, Precision®, Premier® and Signature®. All of these systems are available in the U.S., and the DNA, Finxact and Signature platforms are also available globally. Account processing solutions are offered primarily as an outsourced service or can be installed on client-owned computer systems or those hosted by third parties.
Our principal consumer and business digital banking platform, Experience Digital (“XD”), builds on our Configure™, Architect™, Corillian Online®, Mobiliti™ and Create™ products. XD is a cloud-based platform that enables customers to perform balance inquiries, view their transaction history and access electronic bill payments, person-to-person digital payments, card services, account and loan originations, funds transfer and personal financial management tools. XD can be highly customized and integrated to multiple products and services, allowing clients to deploy new services quickly and efficiently to increase customer acquisition, engagement and insights.
Additionally, our embedded finance solutions enable merchants and others to deliver personalized financial experiences to their customers through a combination of Fiserv solutions including Finxact, Carat, plastics, and card processing, as well as third-party services, including banking services.
We also offer consulting services, business operations services and related software products that enable the transition of check capture from branch and teller channels to digital self-service deposit channels, including mobile, merchant and ATM. Through the Fiserv® Clearing Network, we provide check clearing and image exchange services. Other products and services include image archive with online retrieval, in-clearings, exceptions and returns, statements, and fraud detection.
Our Strategy
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
Product Development
To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and systems. Our development and technology operations apply the expertise of multiple teams to design, develop and maintain specialized products and processing systems. Our products and solutions are designed to meet the preferences and diverse requirements of the international, national, regional or local market-specific merchant and financial services environments of our clients. In developing our products, we use current software development principles, such as service-oriented architecture, to create efficiencies, and we stress interaction with and responsiveness to the needs of our clients. In addition, we use our data and artificial intelligence (“AI”) responsibly to help us create new products and services and to enhance existing ones. We currently use AI in a variety of ways, including to enable higher quality customer service experiences, platform analytics, and fraud mitigation across a number of solutions.
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
Intellectual Property
We regard our hardware, software, transaction processing services and related products as proprietary, and we use a combination of patent, copyright, trademark and trade secret laws, internal security practices, employee confidentiality and assignment agreements, and third-party non-disclosure agreements to protect our intellectual property assets. Our patents cover innovations relating to numerous financial software and hardware products and services, and we continue, where appropriate, to seek and secure patents with respect to our ongoing innovations. We believe that we possess all proprietary rights necessary to conduct our business.

Competition
The market for technology products and services is fragmented, highly competitive, and served by a multitude of large and small businesses. Our principal competitors include other large, integrated providers of financial services technology and payment systems, data processing affiliates of large companies, processing centers owned or operated as user cooperatives, financial institutions, merchant acquirers, ISOs, ISVs, payments companies and payment network operators. Our competitors also include global and local IT product and services companies and payment service providers and processors. We expect competition to continue to increase as new companies enter our markets and existing competitors expand or consolidate their product lines and services. Some of these competitors possess substantial financial, sales and marketing resources and can compete with us in various ways, including through the use of integrated product offerings and through pricing and long-standing relationships. Depending on the product or service, competitive factors may include quality, security, innovation, breadth or novelty of features and functionality, client satisfaction, market opportunity, integration, reliability, agility, global reach, multiple distribution channels, service reliability and performance standards, timely introduction of new products and features, platform scalability and flexibility, and value. We believe that we compete favorably in each of these categories. Additional information about competition in our segments is provided below.
Merchant
The products and services in our Merchant segment compete with merchant acquirers and financial institutions that provide acquiring and processing services to businesses on their own. In many cases, our alliance and commercial partners, such as ISOs and ISVs, compete against each other. We also compete with merchant services providers and, in a number of countries outside of the U.S., our Merchant segment competes with a growing number of local and regional providers. In addition, payment networks and large technology, media and other integrated payments software providers are increasingly offering products and services that compete with our suite of merchant acquiring solutions.
Financial
The products and services in our Financial segment compete with large, diversified software and service companies, independent suppliers of software products, businesses that offer consumer payment solutions and a number of payment and card issuer processors. In addition to traditional payments competitors, large technology, media and other emerging financial technology providers are increasingly seeking to provide alternative payment and financing solutions. Existing and potential financial institution and other corporate clients could also develop and use their own in-house systems or custom-designed solutions instead of our products and services. In addition, we compete with vendors that offer similar transaction processing products and services to financial institutions.
Government Regulation
Our operations, and the products and services that we offer, are subject to various U.S. federal, state and local regulations, as well as regulations outside the U.S. We are also subject to non-government-issued rules and requirements, such as those promulgated by various payment networks. Failure to comply with these rules and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service and the imposition of civil and criminal penalties, including fines. We may also be required, among other things, to make significant additional investments to comply with rules and regulations, to modify our products or services or the manner in which they are provided, or to limit or change the amount or types of revenue we are able to generate.
Financial Institution Regulations. Because a number of our businesses provide services to regulated financial institutions, we are considered to be a significant service provider under the Bank Service Company Act and, as a result, we are subject to examination by the U.S. Federal Banking Agencies, which are comprised of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency. We are regulated based on the uniform principles, standards, and guidance created by the Federal Financial Institutions Examination Council (“FFIEC”). The FFIEC is a formal interagency body empowered to standardize and promote uniformity in supervision of financial institutions. The member agencies of the FFIEC include the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the National Credit Union Administration, and the Consumer Financial Protection Bureau (“CFPB”), which are empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial laws, some of which apply to products and services offered by our clients.
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
Certain of our subsidiaries hold payment institution or electronic money licenses. These subsidiaries are subject to regulation and oversight in the jurisdictions in which they operate, and may be required to meet minimum capital maintenance requirements or other obligations. In addition, we are subject to regulation by the Georgia Department of Banking and Finance in connection with our subsidiary’s Merchant Acquirer Limited Purpose Bank charter in Georgia. In addition, several of our subsidiaries outside of the U.S. provide services such as merchant terminal leasing, debit processing, acquiring, issuing, factoring and settlement that make them subject to regulation by financial services supervisory agencies, including the Financial Conduct Authority (“FCA”) and Payment Systems Regulator in the United Kingdom (“U.K.”), the Federal Financial Supervision Agency in Germany, the National Bank of Poland, the Central Bank of the Netherlands, the Central Bank of Ireland, the Reserve Bank of Australia, the Central Bank of Brazil, the Central Bank of Uruguay, the Monetary Authority of Singapore, Bank Negara Malaysia (BNM) and Australian Transaction Reports and Analysis Centre.
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
Privacy and Cybersecurity Regulations. We provide services that involve the collection and processing of significant amounts of data, including personal data financial data and other sensitive data which subject our offerings to various federal, state, local and foreign privacy and cybersecurity laws and regulations, as well as association and network privacy and cybersecurity rules, which govern, among other things, the collection, processing, storage, deletion, use and disclosure of personal information. These laws and rules contain a variety of obligations including the safeguarding of personal information, the provision of notices and use and disclosure rights. The regulations and rules are complex and evolving and can provide for significant penalties or the suspension or termination of our registrations or certifications for non-compliance, furthermore many of these regulations and rules are still evolving and could be interpreted in ways that could impact our business.
In the U.S., we are subject to various federal and state privacy and cybersecurity laws and regulations. The U.S. Gramm-Leach-Bliley Act (“GLBA”) requires financial institutions to explain their information sharing practices to their customers and to safeguard customer data. In some circumstances, we are subject to GLBA and we have privacy and information security obligations to our clients who are regulated by the GLBA. In certain circumstances, we are subject to the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which governs the use and disclosure of protected health information in healthcare treatment, payment and operations by covered entities and their business associates. We are also subject to the Federal Trade Commission Act which empowers the U.S. Federal Trade Commission (“FTC”) to prohibit unfair and deceptive practices, including those related to privacy and cybersecurity. In addition to the Federal Trade Commission Act, the FTC, along with the CFPB, is responsible for overseeing and enforcing the privacy and information security provisions over certain aspects of GLBA and the Fair Credit Reporting Act (“FCRA”), each of which is applicable to our businesses in certain circumstances. We also have obligations under various state privacy and cybersecurity laws, such as the California Consumer Privacy Act, which, among other things, give consumers more control over the personal information businesses hold about them.
In the European Union (“E.U.”) and the U.K., we are subject to the General Data Protection Regulation (“GDPR”), which impose a comprehensive approach to personal data protection and include penalties for non-compliance of up to the greater of 20 million Euro (or 17.5 million British Pound) or four percent of a company’s consolidated global revenue. There are numerous additional privacy laws and regulations that apply to our businesses around the world which also provide for significant penalties. Some of these data protection laws, including in the E.U., Brazil, India, United Arab Emirates and China, impose requirements regarding data rights and security and either prohibit the international transfer of personal data or restrict such transfers absent lawfully recognized transfer mechanisms. There are also additional obligations that apply to us by virtue of the fact that we provide services in the financial services industry or are considered to be providing critical infrastructure to our clients including the SOCI Act in Australia, the EBA Outsourcing Requirements and the Digital Operational Resilience Act in the E.U. and the CERT-In obligations in India.
Additional information about privacy and cybersecurity regulation applicable to our business can be found in the Risk Factors section of this report under the heading “Regulatory and Compliance Risks”.

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
Anti-Money Laundering and Sanctions Regulations. We are subject to anti-money laundering laws and regulations, including the U.S. Bank Secrecy Act (“BSA”). Among other things, the BSA requires money services businesses, such as money transmitters, issuers of money orders and official checks, and providers of prepaid access, to develop and implement anti-money laundering programs. Our acquiring businesses outside the U.S. are subject to anti-money laundering laws and regulations in the countries where they operate. Our Money Network Financial, LLC subsidiary provides prepaid access for various open loop prepaid programs for which it is the program manager and therefore must meet the requirements of the Financial Crimes Enforcement Network.
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
Human Capital
The Talent and Compensation Committee of our Board of Directors assists the Board of Directors in establishing our compensation philosophy and strategy and overseeing our human capital management strategy which includes maintaining a culture committed to attracting, developing and retaining top talent, fostering innovation, and promoting employee engagement, safety and well-being. As of December 31, 2024, we had over 38,000 employees worldwide.
Development and Retention
We are committed to creating a high-performance culture that consistently delivers excellence for our clients and long-term value for our shareholders while providing a workplace experience for our employees that values collaboration, innovation and diversity. Career development and internal mobility are important aspects of our value proposition for employees. We provide employees with numerous training and development opportunities, including through an e-learning platform specifically geared toward global technology associates; our Leading Women program, designed to accelerate the professional growth of female top talent across each of our global regions; our Leading Fiserv program, designed to develop critical leadership skills for frontline managers; our Vision to Results leadership program, focused on driving enterprise goals; and an online platform that provides global access to over 10,000 learning opportunities. Internal mobility is generally our preferred approach for filling open positions and fostering career advancement for our employees. To encourage internal mobility, we maintain a sustainable internal talent pipeline, increasing associate retention, job satisfaction and personal and professional growth opportunities.
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
To assess employee engagement, we periodically collect employee feedback through employee engagement surveys, including annual enterprise-wide surveys and issue-specific surveys. These surveys cover a variety of topics, such as engagement, well-being, client experience, communication, teamwork, manager effectiveness, trust and inclusion. In addition to assessing engagement, the survey results enable us to gain insight into employee perspectives and issues which we use to enhance processes, set priorities and respond to associate concerns.
In 2024, 94% of our associates participated in our engagement survey. The categories in which we were ranked highest were “operational excellence” and “manager effectiveness”.
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
We believe that data, and the insights enabled by data, can be used to create or enhance the products and services that we offer to our clients. As a result, we are using, and expect to continue to expand our use of, artificial intelligence and machine learning in our product development processes, services and operations. Our use of artificial intelligence technologies carries inherent risks, and there can be no assurance that our use of artificial intelligence will enhance our products or services or achieve any improvements in innovation or efficiency. In addition, we could be exposed to liability as a result of any misuse of artificial intelligence and machine learning-technology by our personnel while carrying out company responsibilities. In addition, our competitors and other third parties may incorporate artificial intelligence into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. If the content, analyses or recommendations that artificial intelligence applications assist in producing are or are alleged to be inaccurate, deficient or biased, our business, financial condition and results of operations may be adversely affected. Furthermore, the integration of third-party artificial intelligence models with our services relies on certain safeguards implemented by the third-party developers of the underlying artificial intelligence models, including those related to the accuracy, bias and other variables of the data, and these safeguards may be insufficient. Legislation and regulations governing the development or use of artificial intelligence have been implemented or are under consideration in the U.S. at the state and local level, as well as internationally. Such legislation and regulations may impose obligations related to our development, offering, and use of artificial intelligence and expose us to increased risk of regulatory enforcement and litigation. As a result, the ability to use artificial intelligence and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements.
If we are unable to renew contracts on favorable terms or if contracts are terminated prematurely, we could lose clients and our results of operations and financial condition may be adversely affected.
Failure to achieve favorable renewals of client contracts could negatively impact our business. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us or to consider whether to engage one or more of our competitors to provide products and services or to perform the services in-house. Some of our competitors may offer more attractive prices, features or other services that we do not offer, and some clients may desire to perform the services themselves. Larger clients may be able to seek lower prices from us when they renew or extend a contract or the client’s business has significant volume changes. In addition, larger clients may reduce the services we provide if they decide to move services in-

house. Further, our small merchant business clients may seek reduced fees due to pricing competition, their own financial condition or pressure from their customers.
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
Our operations depend on receiving, storing, processing and transmitting sensitive information pertaining to our business, our employees, our clients and their customers. Under the card network rules, various federal, state and international laws, and client contracts, we are responsible for information provided to us by financial institutions, merchants, ISOs, third-party service providers and others. Preserving the confidentiality of sensitive business and personal information is critical to our business. Any unauthorized access, intrusion, infiltration, network disruption, ransom, denial of service or similar incident could disrupt the integrity, continuity, security and trust of our systems or data, or the systems or data of our clients, partners, vendors or service providers. These incidents are often difficult to detect and are constantly evolving. We expect that unauthorized parties will continue to attempt to gain access to our systems or facilities, and those of our clients, partners, vendors and service providers, through various means and with increasing sophistication, particularly as cybercriminals attempt to profit from increased online banking, e-commerce and other online activity. State-sponsored cybersecurity attacks on the U.S. financial system or U.S. financial service providers could also adversely affect our business. These events could create costly litigation, significant financial liability, increased regulatory scrutiny, financial sanctions and a loss of confidence in our ability to serve clients and cause current or potential clients to choose another service provider, all of which could have a material adverse impact on our business. In addition, we have invested and expect to continue to invest significant resources to maintain and enhance our information security and controls or to investigate and mitigate security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and that none of the events that we have encountered to date have materially affected us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data, will be successful or sufficient to counter all current and emerging risks and threats. While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. The impact of a material event involving our systems and data, or those of our clients, partners, vendors or service providers, could have a material adverse effect on our business, results of operations and financial condition.
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
For the foreseeable future, we expect to continue to derive revenue primarily from products and services we provide to the financial services industry and from our merchant acquiring business. Given this focus, we are exposed to global economic conditions and adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. Such trends may include, but are not limited to, the following:
•inflation, trade policy and tariffs, taxes, foreign currency fluctuations, declining economies, social unrest, natural disasters, public health crises, including the occurrence of a contagious disease or illness, and the pace of economic recovery can change consumer spending behaviors, on which a significant portion of our revenues are dependent;
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
The U.S. has imposed tariffs, and may impose new or increased tariffs, on certain imports from other countries, which may lead to retaliatory tariffs imposed by other governments. If the U.S. administration or other countries impose new or increased tariffs, trade restrictions or restrictions on the cross-border flow of data, our manufacturing of hardware devices, supply of raw materials and access to certain markets, could be impacted. Although it is difficult to predict how current or future tariffs on items imported from other countries will impact our business, the cost of our products manufactured in other countries and imported into the U.S. or elsewhere could increase, which could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.
Regulatory and Compliance Risks
If we or third parties with whom we partner or contract fail to comply with applicable laws and regulations, we could be subject to liability and our business could be harmed.
Our businesses are subject to state, federal, and foreign laws and regulations, including payment, cybersecurity, consumer protection, money transmission, data privacy, anti-money laundering, anti-bribery, economic and trade sanctions, payment institution, electronic money licensing, credit reporting and debt collection laws and regulations. Our clients are also subject to numerous laws and regulations applicable to banks, financial institutions and card issuers in the U.S. and abroad, and, consequently, we are at times affected by these federal, state, local and foreign laws and regulations. These laws and regulations are subject to change, and new laws, regulations and interpretations are regularly adopted.
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
Cybersecurity and data privacy risks have received heightened legislative and regulatory attention. In Europe and the U.K., their respective General Data Protection Regulations (collectively, “GDPR”) extends the scope of their data protection laws to all companies processing data of individuals within the E.U. and the U.K., regardless of the company’s location, subject to certain limitations. The law requires companies to meet stringent requirements regarding the handling of personal data. E.U. and U.K. data protection law continuously develops and requires significant changes to our policies and procedures. GDPR imposes strict rules on the transfer of personal data out of the E.U. or U.K. to a “third country,” including the United States, unless particular transfer mechanisms are implemented. The mechanisms that we and many other companies rely upon for such data transfers are the subject of legal challenge, regulatory interpretation, and judicial decisions. In the E.U., U.K. and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions. Additionally, we are subject to the E.U. Regulation known as the Digital Operational Resilience Act (“DORA”). DORA is intended to strengthen the information technology systems of covered financial entities to mitigate risks associated with operational disruptions. Our efforts to comply with E.U., U.K. and other cybersecurity, privacy and data protection laws around the world that apply to our businesses could involve substantial expenses, divert resources from other initiatives and projects and limit the services we are able to offer. There is also increased focus on data localization requirements around the world in countries such as the United Arab Emirates, China and India which could impact our business model with respect to our storage and transfer of personal data.
In addition, U.S. regulators, including the U.S. Federal Banking Agencies and the U.S. Federal Trade Commission (“FTC”) have adopted or proposed enhanced cyber and privacy security standards that apply to us and our financial institution clients and address privacy requirements for processing data of individuals, cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. The FTC and many state attorneys general are also interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, and security of data. Additionally, over a third of U.S. states have proposed or enacted comprehensive consumer privacy laws (such as the California Consumer Privacy Act) that have taken effect or will take effect in coming years. We cannot fully predict the impact of recently proposed or enacted laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to enhance or modify our systems, invest in new systems or alter our business practices or our policies on how we process personal information, data governance and privacy. If any of these outcomes were to occur, our operational costs could increase significantly. Failure to comply with applicable laws in this area could also result in significant fines, penalties and reputational damage.
Failure to comply with state and federal antitrust requirements could adversely affect our business.
Through our merchant alliances, we hold an ownership interest in and have commercial relationships with competing merchant acquiring businesses while serving as an electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, we actively maintain an antitrust compliance program. Notwithstanding our compliance program, it is possible that perceived or actual violations of state or federal antitrust requirements could give rise to regulatory enforcement investigations or actions. Regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with state and federal antitrust requirements could have a material adverse effect on our reputation and business.
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
Our ability to compete depends upon proprietary systems and technology. We actively seek to protect our intellectual property and proprietary rights. Nevertheless, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. In addition, use of artificial intelligence tools may result in the release of confidential or proprietary information which could limit our ability to protect, or prevent us from protecting, our intellectual property rights. The steps we have taken may not prevent misappropriation of technology. Agreements entered into for that purpose may not be enforceable or provide us with an adequate remedy. It is also possible that others will independently develop the same or similar technology. Further, we use open source software in connection with our solutions. Companies that incorporate open source software into their solutions have, from time to time, faced claims challenging the ownership of solutions developed using open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some of our solutions integrate licensed software, including open source software, and any failure to comply with the terms of one or more of the licenses could adversely affect our business. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our applications and services are made available. The laws of certain non-U.S. countries where we do business or contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the U.S. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our business, the results of which could affect our operations and financial condition.
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
Our balance sheet includes goodwill and intangible assets that represent 60% of our total assets at December 31, 2024. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.

Existing or future leverage may harm our financial condition and results of operations.
At December 31, 2024, we had approximately $25 billion of debt. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if certain of our outstanding senior notes or commercial paper notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, including due to deterioration in economic and market conditions, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.
An increase in interest rates may negatively impact our operating results and financial condition.
Certain of our borrowings, including borrowings under our revolving credit facility, foreign lines of credit and commercial paper programs, are at variable rates of interest. Beginning in 2022, and continuing through mid-2023, interest rates increased significantly and interest rates may continue to increase or remain at higher than recent historical levels in the future. An increase in interest rates would have a negative impact on our results of operations by causing an increase in interest expense. At December 31, 2024, we had approximately $2.4 billion in variable rate debt, which includes $899 million drawn on our revolving credit facility and foreign lines of credit, and an aggregate amount of $1.5 billion outstanding under our U.S. dollar and Euro commercial paper programs. Based on outstanding debt balances and interest rates at December 31, 2024, a 1% increase in variable interest rates would result in an increase to annual interest expense of $24 million.
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Enterprise Risk Management
At the core of our business, we host, collect, process, use and retain significant amounts of financial, personal and other sensitive data across our own technology environment and the third-party information systems of our vendors, service providers and partners. In order to keep this data secure, we maintain an enterprise risk management (“ERM”) program designed to systematically identify and manage risk including risk from cybersecurity threats. The risk committee of the board of directors oversees our ERM program and it is reviewed annually by both the risk and audit committees of the board of directors. The risk committee also monitors and reports to the board regarding issues arising with respect to the risk governance structure and performance of the risk management function. The board, as a whole and through its committees, regularly engages with the Chief Risk Officer, management and outside advisors to identify, assess and manage risks of the company and to ensure the risk management function has the appropriate resources and authority to fulfill its responsibilities. An executive risk committee, comprised of senior leaders of our lines of business and corporate functions, provides executive level accountability for the ERM program.
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
Cybersecurity Risk
Management’s Role in Cybersecurity
Our global cybersecurity services team is responsible for assessing our technology environment, identifying emerging cybersecurity threats and evolving cybersecurity threat capabilities, and implementing business processes and technical defenses to safeguard our technology environment and services. Our management has established a cybersecurity and technology risk committee focused on managing cybersecurity and technology risk and implementing cybersecurity and technology plans, strategies and objectives. The committee is chaired by the Deputy Chief Information Security Officer, who reports to the Chief Operating Officer through our Chief Information Security Officer (“CISO”), and is comprised of senior business, cybersecurity, and technology leaders responsible for delivering our products and services. Our cybersecurity program is designed to enable us to detect and respond to cybersecurity incidents, continually improve the effectiveness of our cybersecurity controls, and dynamically respond to the evolving threat landscape.
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
We maintain a global cybersecurity policy that incorporates recognized industry standards and best practices from the National Institute of Standards and Technology as well as various security certifications.
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
Our CISO has served in various senior roles in information technology and information security, in both the public and private sector, for over two decades and maintains a Certified Chief Information Security Officer professional certification. Similarly, the other members of our global cybersecurity services team have a broad range of cybersecurity training and experience in both the public, including military and law enforcement, and private sectors and maintain various certifications in relevant subjects.
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
The board and the risk committee receive regular presentations and reports from management as well as outside experts on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technology trends and information security considerations arising with respect to our peers and third parties. On an annual basis, the board and the risk committee discuss our approach to cybersecurity risk management with our Chief Risk Officer, Chief Compliance Officer and Chief Information Officer, among others. At each regular board meeting, the risk committee reviews and reports to the board on key cybersecurity risks. The board and the risk committee receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
Impact of Cybersecurity Threats
Our results of operations and financial condition have not been materially affected by cybersecurity threats or incidents to date. However, to assess, identify, and manage material risks from cybersecurity threats, including as a result of previous cybersecurity incidents, we have invested and expect to continue to invest significant resources, including maintaining cybersecurity insurance coverage, to sustain and enhance our information security and controls or to investigate and mitigate security vulnerabilities. As a result, cybersecurity threats and other technological risks involving our systems have materially affected our business strategy and processes. Although we believe that we maintain a robust program of information security and controls and that none of the cybersecurity incidents that we have encountered to date have materially affected us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data will be successful or sufficient to counter all current and emerging risks and threats. The impact of a material cybersecurity incident involving our systems and data, or those of our clients, partners or vendors, could have a material adverse effect on our business strategy, results of operations and financial condition.
Additional information on the impact of cybersecurity threats applicable to our business can be found in the Risk Factors section of this report under the heading “Operational and Security Risks”.
Item 2.  Properties
At December 31, 2024, we owned 17 and leased 108 properties globally. Our real estate strategy includes developing centralized campus environments in strategic locations, including in Florida, Georgia, Nebraska, New Jersey, Wisconsin and Dublin, Ireland. These locations are used for operational, data center, sales, management and administrative purposes. As a normal part of our business operations, including in connection with the integration of companies that we acquire, we regularly review our real estate portfolio. We may choose to acquire or dispose of properties in order to maintain a real estate footprint designed to maximize collaboration, innovation and communication in ways that enable us to best serve our clients and to create more opportunities for professional growth and development for our associates.
Item 3.  Legal Proceedings
In the normal course of business, we or our subsidiaries are named as defendants in lawsuits in which claims are asserted against us. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on our consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers as of February 20, 2025, together with their ages, positions and business experience are described below:

Name	Age	Title
Frank J. Bisignano	65	Chairman and Chief Executive Officer
Guy Chiarello	65	Chief Operating Officer
John Gibbons	65	Head of Financial Institutions Group
Robert W. Hau	59	Chief Financial Officer
Jennifer LaClair	53	Head of Merchant Solutions
Michael P. Lyons	54	President and CEO-Elect
Adam L. Rosman	59	Chief Administrative Officer and Chief Legal Officer
Mr. Bisignano has served as Chairman of the Board since 2022, Chief Executive Officer since 2020 and a director since 2019. He served as President from 2019 to January 2025 and Chief Operating Officer from 2019 to 2020. Mr. Bisignano joined Fiserv as part of the acquisition of First Data Corporation in 2019, where he served as chief executive officer since 2013 and chairman since 2014. From 2005 to 2013, he held various executive positions with JPMorgan Chase & Co., a global financial services firm, including co-chief operating officer, chief executive officer of mortgage banking and chief administrative officer. From 2002 to 2005, Mr. Bisignano served as chief executive officer for Citigroup’s Global Transactions Services business and a member of Citigroup’s Management Committee.
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
Ms. LaClair has served as Head of Merchant Solutions since January 2024 and previously served as Chief Revenue Officer since July 2023. Before joining Fiserv, Ms. LaClair served as chief financial officer of Ally Financial, a digital-only bank and national retail auto lender, from 2017 to 2022. From 2007 to 2017, Ms. LaClair held multiple leadership roles at PNC Financial Services, including chief financial officer for all businesses spanning consumer, commercial and corporate banking, mortgage, and asset management, and head of PNC’s business bank, including merchant services. Prior to that, from 2001 to 2007, Ms. LaClair worked at McKinsey & Company, where she was a strategy consultant and practice manager for the North America operations practice.
Mr. Lyons has served as President and CEO-Elect since January 2025. Before joining Fiserv, Mr. Lyons served as President of The PNC Financial Services Group, Inc. and its wholly owned subsidiary, PNC Bank, National Association, since February 2024. Prior to that role, he served as Executive Vice President and Head of Corporate and Institutional Banking at PNC from 2011 to February 2024. Prior to joining PNC, from 2010 until 2011, Mr. Lyons served as Head of Corporate Development and Strategic Planning for Bank of America.
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
Effective January 27, 2025, Michael P. Lyons was appointed President and CEO-elect of Fiserv. Mr. Lyons reports to Chief Executive Officer Frank J. Bisignano, who will continue in his current roles as Chairman and Chief Executive Officer until the earlier of Mr. Bisignano’s confirmation by the U.S. Senate as the Commissioner of Social Security Administration and June 30, 2025. Upon Mr. Bisignano’s departure, Mr. Lyons will become Chief Executive Officer of Fiserv and a member of the Fiserv Board of Directors.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “FI.” At December 31, 2024, our common stock was held by 1,479 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2024	2,155,547	$192.86	2,155,547	22,002,078
November 1-30, 2024	1,810,500	214.25	1,810,500	20,191,578
December 1-31, 2024	2,156,806	206.95	2,156,806	18,034,772
Total	6,122,853		6,122,853
(1)On February 19, 2025 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. These authorizations do not expire.
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
The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2024 with the S&P 500 Index and the S&P 500 Financials Index. The graph assumes that $100 was invested on December 31, 2019 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG FISERV, INC., S&P 500 INDEX, AND S&P 500 FINANCIALS INDEX
(ASSUMES INITIAL INVESTMENT OF $100 AND REINVESTMENT OF DIVIDENDS)
Dollars
200
175
150
125
100
75
2019
2020
2021
2022
2023
2024
Fiserv, Inc.
S&P 500 Index
S&P 500 Financials Index

	December 31,
	2019	2020	2021	2022	2023	2024
Fiserv, Inc.	$100	$98	$90	$87	$115	$178
S&P 500 Index	100	118	152	125	158	197
S&P 500 Financials Index	100	98	133	119	133	174
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Effective in the first quarter of 2024, we realigned our reportable segments to correspond with changes in our business designed to further enhance operational performance in the delivery of our integrated portfolio of products and solutions to our financial institution clients (the “Segment Realignment”). Our new reportable segments are the Merchant Solutions (“Merchant”) segment and the Financial Solutions (“Financial”) segment. Segment results for the years ended December 31, 2023 and 2022 have been recast to reflect the Segment Realignment.
This section generally discusses information and results pertaining to the years ended December 31, 2024 and 2023. Information and discussion of results pertaining to the year ended December 31, 2022 not included herein can be found in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2023, filed with the Securities and Exchange Commission on February 22, 2024. Our discussion is organized as follows:
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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the consolidated and segment results for the year ended December 31, 2024 to the consolidated and segment results for the year ended December 31, 2023. Due to the Segment Realignment, this section also compares segment results for the year ended December 31, 2023 to the segment results for the year ended December 31, 2022.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2024.
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
The businesses in our Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; software-as-a-service; POS devices; and pay-by-bank solutions. The business lines aggregated within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors (“ISV”), including Clover®, our POS and business management platform for small business clients
•Enterprise – provides products and services to large businesses, including our integrated omnichannel operating system for enterprise clients
•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
We distribute the products and services in our Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, ISV’s, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements.
The businesses in our Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines aggregated within the Financial segment consist of the following:
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
Pending Acquisitions
In 2024, we entered into definitive agreements to acquire CCV Group B.V. (“CCV”) and Payfare Inc. (“Payfare”). CCV is a supplier of POS payment solutions. Upon the closing of this acquisition, which is subject to regulatory approval and customary closing conditions, CCV will be included within the Merchant segment and is expected to expand our network of payment solutions. Payfare is a provider of program management solutions powering instant access to earnings and banking solutions for workforces. Upon the closing of this acquisition, which is subject to shareholder and court approvals and customary closing conditions, Payfare will be included within the Financial segment and is expected to expand our embedded finance capabilities. We expect these acquisitions, for an aggregate purchase price of approximately $360 million, to close in the first quarter of 2025.
Dispositions of Businesses
On July 25, 2023, we sold our financial reconciliation business, which was reported within the Financial segment, for cash proceeds of $235 million. We recognized a pre-tax gain of $172 million on the sale during the year ended December 31, 2023.
Other Transactions
In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided us with a notice of non-renewal for the Wells Fargo Merchant Services merchant alliance (“WFMS”), which is accounted for as an equity method investment. With the joint venture expected to expire on April 1, 2025, we expect to receive a cash payment equal to the fair value of our 40% ownership interest of WFMS as determined in accordance with an agreed upon contractual valuation and separation process. During the year ended December 31, 2024, we recorded a $595 million non-cash impairment as a result of an other-than-temporary decline in the fair value of our equity method investment in WFMS. In connection with the expiration of WFMS, we entered into a multi-year agreement with Wells Fargo to provide processing for current and future merchant clients as well as other services to Wells Fargo’s merchant business.
On September 25, 2023, we acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, for $56 million. We previously held a majority controlling financial interest in this subsidiary, which continues to be consolidated and reported within the Merchant segment.
Enterprise Priorities
We aspire to move money and information in a way that moves the world. Our purpose is to deliver superior value for our clients through leading technology, targeted innovation and excellence in everything we do. We are focused on driving growth and creating value by assembling a high-performing and diverse team; integrating our solutions; delivering operational excellence; allocating capital in a disciplined manner, including share repurchase and merger and acquisition activity; and investing for organic growth through innovation. Our long-term focus is to meet our financial commitments; continue to build high-quality revenue; deepen client relationships with an emphasis on digital solutions and value-added services; deliver innovation and integration enabling differentiated value for our clients; and generate integration value, including cost and revenue synergies from acquisitions.

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
In addition, our operating results in certain foreign countries in which we operate may be adversely impacted by fluctuations in exchange rates for currencies other than the U.S. dollar, including the Euro, British Pound Sterling, Indian Rupee, Brazilian Real and Argentine Peso. The strengthening of the U.S. dollar against certain foreign currencies in countries in which we operate would negatively impact our revenue and earnings. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. While the majority of our revenue is earned in the U.S., we actively monitor the foreign exchange rate environment and may enter into derivative instruments and utilize other non-derivative hedging instruments with creditworthy institutions in an effort to manage these risks.
The operations of our Argentina subsidiary have experienced higher interest rates and inflation relative to historical averages. The potential benefits of higher transitory revenue from above-average interest and inflation may be offset in whole or in part by, or may be less than, foreign currency exchange losses related to a significant devaluation of the Argentine Peso.
For discussion of risks and potential challenges applicable to our business, results of operations and financial condition, see “Part I. Item 1A. Risk Factors.” For management’s assessment of market risks, including interest rate and foreign currency risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
Acquisitions
From time to time, we make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The determination of fair value requires estimates about discount rates, growth and retention rates, royalty rates, expected future cash flows and other future events that are judgmental in nature. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate. Additional information regarding our acquisitions of businesses is included in Note 4 to the consolidated financial statements.

Goodwill and Intangible Assets
We review the carrying value of goodwill for impairment annually, or more frequently if events or circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at a reporting unit level, which is one level below our operating segments. When reviewing goodwill for impairment, we consider the prior test’s amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting units are less than their respective carrying values. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test.
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
In connection with the Segment Realignment, certain of our reporting units changed in composition as a result of which goodwill was allocated to such reporting units using a relative fair value approach. Our most recent annual impairment assessment of our reporting units in the fourth quarter of 2024 determined that our goodwill of $36.6 billion was not impaired as the estimated fair values of each of the respective reporting units exceeded their carrying values. The excess of the estimated fair value over carrying value for our lowest reporting unit, which maintains a goodwill balance of $1.3 billion, was 29%. The fair value for each of our other reporting units exceeds their respective carrying value by at least 40%. However, if future operating performance is below our expectations or there are material changes to forecasted revenue growth rates or operating margins, risk-adjusted discount rates, foreign currency exchange rates, effective income tax rates, or some combination thereof, a decline in the fair value of the reporting units could result in, and we may be required to record, a goodwill impairment charge. It is also reasonably possible that future developments related to the interest rate environment, a shift in strategic initiatives, or significant changes in the composition of certain of our reporting units could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. We have no accumulated goodwill impairment through December 31, 2024. Additional information regarding our goodwill is included in Note 7 to the consolidated financial statements.
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

We recognize processing and services revenue in the period in which the specific service is performed unless they are not deemed distinct from other goods or services, which revenue would then be recognized as control is transferred of the combined goods and services. Our arrangements for processing and services typically consist of an obligation to provide specific services to our customers on a when- and if-needed basis (a stand-ready performance obligation) and revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer. These services are typically provided under a fixed or declining (tier-based) price per unit based on volume of service; however, pricing for services may also be based on fixed or monthly minimum processing fees. Fees for our processing and services arrangements are typically billed and paid on a monthly basis.
Product
Product revenue is generated from print and card production sales, as well as software license and hardware (primarily POS devices) sales. For software license agreements that are distinct, we recognize software license revenue upon delivery, assuming a contract is deemed to exist. Revenue for arrangements with customers that include significant customization, modification or production of software such that the software is not distinct is typically recognized over time based upon efforts expended, such as labor hours, to measure progress towards completion. For arrangements involving hosted licensed software for the customer, a software element is considered present to the extent the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either operate the software on their own hardware or contract with another vendor to host the software. We sell or lease hardware (POS devices) and other peripherals as part of our contracts with customers. Hardware typically consists of terminals or Clover devices. We do not manufacture hardware, rather we purchase hardware from third-party vendors and hold such hardware in inventory until purchased by a customer. We account for the sale of distinct hardware as a separate performance obligation and recognize the revenue at the standalone selling price when the customer obtains control of the hardware.
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
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring products or services to the customer. We include any fixed charges within our contracts as part of the total transaction price. To the extent that variable consideration is not constrained, we include an estimate of the variable amount, as appropriate, within the total transaction price and update our assumptions over the duration of the contract. We may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed. The transaction price (including any discounts or rebates) is allocated between distinct goods and services in a multi-element arrangement based on their relative standalone selling prices. For items that are not sold separately, we estimate the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. Judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount we expect to receive in exchange for the related good or service.
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
We maintain net operating loss carryforwards in various taxing jurisdictions, resulting in the establishment of deferred tax assets. We establish a valuation allowance against our deferred tax assets when, based upon the weight of all available evidence, we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we have considered the relative impact of all of the available positive and negative evidence regarding future sources of taxable income and available tax planning strategies. However, there could be a significant impact to our effective income tax rate in the event there is a significant change in our judgment. To the extent our judgment changes, the valuation allowances are then adjusted as appropriate, generally through the provision for income taxes, in the period in which the change in facts and circumstances occurs. Additional information regarding our income taxes is included in Note 17 to the consolidated financial statements.
Results of Operations
Components of Revenue and Expenses
The following summary describes the components of revenue and expenses as presented in our consolidated statements of income.
Processing and Services
Processing and services revenue, which comprised 81% of our total revenue in 2024, is primarily generated from account- and transaction-based fees under multi-year contracts. Processing and services revenue is most reflective of our business performance as a significant amount of our total operating profit is generated from these services. Cost of processing and services consists of costs directly associated with providing services to clients and includes the following: personnel; equipment and data processing; facility costs, including costs to maintain software applications; client support; certain depreciation and amortization; and other operating expenses.
Product
Product revenue, which comprised 19% of our total revenue in 2024, is derived from print and card production sales, as well as software license and hardware (primarily POS devices) sales. Cost of product consists of costs directly associated with the products sold and includes the following: costs of materials and postage; hardware costs (primarily POS devices); personnel; facility costs; certain depreciation and amortization; and other costs directly associated with product revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of: salaries, wages, commissions and related expenses paid to sales personnel, administrative employees and management; third-party commissions and payments to distribution partners; marketing costs; certain depreciation and amortization; and other selling and administrative expenses.

Financial Results
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the consolidated financial statements and accompanying notes. The financial results presented below have been affected by acquisitions, dispositions, non-cash impairment charges, and foreign currency fluctuations. Segment results for the years ended December 31, 2023 and 2022 have been recast to reflect the Segment Realignment.

	Year Ended December 31,
	2024	2023	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2024	2023	$	%
Revenue:
Processing and services	$16,637	$15,630	81.3%	81.9%	$1,007	6%
Product	3,819	3,463	18.7%	18.1%	356	10%
Total revenue	20,456	19,093	100.0%	100.0%	1,363	7%
Expenses:
Cost of processing and services	5,363	5,332	32.2%	34.1%	31	1%
Cost of product	2,650	2,338	69.4%	67.5%	312	13%
Sub-total	8,013	7,670	39.2%	40.2%	343	4%
Selling, general and administrative	6,564	6,576	32.1%	34.4%	(12)	n/m
Net gain on sale of businesses and other assets	—	(167)	—%	(0.9)%	(167)	n/m
Total expenses	14,577	14,079	71.3%	73.7%	498	4%
Operating income	5,879	5,014	28.7%	26.3%	865	17%
Interest expense, net	(1,195)	(976)	(5.8)%	(5.1)%	219	22%
Other expense, net	(178)	(140)	(0.9)%	(0.7)%	38	27%
Income before income taxes and loss from investments in unconsolidated affiliates	4,506	3,898	22.0%	20.4%	608	16%
Income tax provision	(641)	(754)	(3.1)%	(3.9)%	(113)	(15)%
Loss from investments in unconsolidated affiliates	(685)	(15)	(3.3)%	(0.1)%	(670)	n/m
Net income	3,180	3,129	15.5%	16.4%	51	2%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	49	61	0.2%	0.3%	(12)	(20)%
Net income attributable to Fiserv, Inc.	$3,131	$3,068	15.3%	16.1%	$63	2%
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

	Year Ended December 31,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2024	$9,631		$9,477		$1,348	$20,456
2023	8,722		9,101		1,270	19,093
Revenue growth	$909		$376		$78	$1,363
Revenue growth percentage	10%		4%		6%	7%
Operating income (loss):
2024	$3,561		$4,485		$(2,167)	$5,879
2023	2,974		4,178		(2,138)	5,014
Operating income growth	$587		$307		$(29)	$865
Operating income growth percentage	20%		7%			17%
Operating margin:
2024	37.0%		47.3%			28.7%
2023	34.1%		45.9%			26.3%
Operating margin growth (1)	290	bps	140	bps		240	bps
(1)Represents the basis point growth in operating margin.

	Year Ended December 31,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2023	$8,722		$9,101		$1,270	$19,093
2022	7,883		8,681		1,173	17,737
Revenue growth	$839		$420		$97	$1,356
Revenue growth percentage	11%		5%		8%	8%
Operating income (loss):
2023	$2,974		$4,178		$(2,138)	$5,014
2022	2,441		3,806		(2,507)	3,740
Operating income growth	$533		$372		$369	$1,274
Operating income growth percentage	22%		10%			34%
Operating margin:
2023	34.1%		45.9%			26.3%
2022	31.0%		43.8%			21.1%
Operating margin growth (1)	310	bps	210	bps		520	bps
(1)Represents the basis point growth in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $1,363 million, or 7%, in 2024 compared to 2023. The revenue increase in 2024 was primarily driven by higher global processing revenue across our businesses, partially offset by a 8% decrease due to foreign currency exchange rate fluctuations.
Revenue in our Merchant segment increased $909 million, or 10%, in 2024 compared to 2023 and increased $839 million, or 11%, in 2023 compared to 2022. Small Business contributed 8% and 9% to Merchant segment revenue growth in 2024 and 2023, respectively, driven by an increase in payment volumes in both 2024 and 2023, partially offset by foreign currency exchange rate fluctuations. Small Business revenue growth also included payment volume growth and increased hardware offerings from our Clover POS and business management platform, and the expansion of our merchant relationships through value-added services. Additionally, Enterprise contributed 3% and 2% to Merchant segment revenue growth in 2024 and 2023, respectively, primarily driven by transaction growth in both 2024 and 2023, as well as new clients wins in 2024. Processing partially offset Merchant segment revenue growth in 2024.
Revenue in our Financial segment increased $376 million, or 4%, in 2024 compared to 2023 and increased $420 million, or 5%, in 2023 compared to 2022. Digital Payments contributed 2% and 3% to Financial segment revenue growth in 2024 and 2023, respectively, driven by an increase in transaction volume, including growth in Zelle® transactions, in both years. Digital Payments revenue growth in 2024 also benefited from transaction growth on our network routing services. Issuing contributed 1% and 2% to Financial segment growth in 2024 and 2023, respectively, primarily driven by an increase in active accounts in both years. Banking contributed 1% to Financial segment revenue growth in 2024.
Revenue at Corporate and Other increased $78 million, or 6%, in 2024 compared to 2023 and increased $97 million, or 8%, in 2023 compared to 2022 due to increased postage revenue in both 2024 and 2023.
Total Expenses
Total expenses increased $498 million, or 4%, in 2024 compared to 2023 and total expenses as a percentage of total revenue decreased 240 basis points to 71.3% in 2024 compared to 2023. Total expenses as a percentage of total revenue were favorably impacted in 2024 by operating leverage across our various businesses, as well as a reduction in amortization of acquisition-related intangible assets of approximately 100 basis points. Total expenses as a percentage of total revenue were favorably impacted in 2023 by a $172 million pre-tax gain on the sale of our financial reconciliation business.
Cost of processing and services as a percentage of processing and services revenue decreased to 32.2% in 2024 compared to 34.1% in 2023. Cost of processing and services as a percentage of processing and services revenue was favorably impacted in 2024 by strong operating leverage accompanying scalable revenue growth.

Cost of product as a percentage of product revenue increased to 69.4% in 2024 compared to 67.5% in 2023. Cost of product as a percentage of product revenue in 2024 was impacted by revenue mix, including an increase in postage revenue.
Selling, general and administrative expenses as a percentage of total revenue decreased to 32.1% in 2024 compared to 34.4% in 2023. Selling, general and administrative expenses as a percentage of total revenue in 2024 was favorably impacted by a reduction in amortization of acquisition-related intangible assets of approximately 80 basis points, as well as expense management initiatives.
Operating Income and Operating Margin
Total operating income increased $865 million, or 17%, in 2024 compared to 2023 and total operating margin increased 240 basis points to 28.7%. Total operating income and total operating margin in 2024 benefited from scalable revenue growth and productivity. Total operating margin in 2023 was favorably impacted by a $172 million pre-tax gain on the sale of our financial reconciliation business.
Operating income in our Merchant segment increased $587 million, or 20%, in 2024 compared to 2023 and increased $533 million, or 22%, in 2023 compared to 2022. Operating margin increased 290 basis points to 37.0% in 2024 compared to 2023 and increased 310 basis points to 34.1% in 2023 compared to 2022. Operating income and operating margin growth in our Merchant segment were primarily due to operating leverage and productivity in both 2024 and 2023.
Operating income in our Financial segment increased $307 million, or 7%, in 2024 compared to 2023 and increased $372 million, or 10%, in 2023 compared to 2022. Operating margin increased 140 basis points to 47.3% in 2024 compared to 2023 and increased 210 basis points to 45.9% in 2023 compared to 2022. Operating income and operating margin growth in our Financial segment were primarily due to operating leverage and scalable revenue growth in both 2024 and 2023, as well as favorable vendor spend in 2024.
The operating loss in Corporate and Other increased $29 million in 2024 compared to 2023 and decreased $369 million in 2023 compared to 2022. The operating loss in 2023 was favorably impacted by a reduction of $191 million and $135 million in amortization of acquisition related intangible assets and severance costs, respectively, compared to 2022. The operating loss in 2023 also included a $172 million pre-tax gain on the sale of our financial reconciliation business.
Interest Expense, Net
Interest expense, net increased $219 million, or 22%, in 2024 compared to 2023 due to higher fixed rate outstanding borrowings associated with our public offering and issuance of $2.0 billion and $1.75 billion of senior notes in March 2024 and August 2024, respectively.
Other Expense, Net
Other expense, net increased $38 million in 2024 compared to 2023. Other expense, net includes the remeasurement of monetary assets and liabilities for subsidiaries located in highly inflationary economies, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. Other expense, net in 2024 also included a $147 million non-cash settlement charge associated with the terminations of certain defined benefit pension plans, as well as $29 million related to gains on the sale and remeasurement of certain equity securities. The remeasurement of monetary assets and liabilities for subsidiaries located in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $98 million and $164 million during the years ended December 31, 2024 and 2023, respectively.
Income Tax Provision
The income tax provision as a percentage of income before income taxes and loss from investments in unconsolidated affiliates was 14.2% and 19.3% in 2024 and 2023, respectively. The effective income tax rate as a percentage of income before income taxes and loss from investments in unconsolidated affiliates in 2024 included a deferred tax benefit recorded within the income tax provision associated with a non-cash impairment of certain equity method investments, primarily related to WFMS, recorded within loss from investments in unconsolidated affiliates. The effective income tax rate as a percentage of income before income taxes and loss from investments in unconsolidated affiliates in 2024 also included benefits associated with transferable federal tax credits, resulting in a lower effective income tax rate.
Loss from Investments in Unconsolidated Affiliates
Our share of net loss from unconsolidated affiliates accounted for using the equity method is reported as loss from investments in unconsolidated affiliates, and the related tax benefit is reported within the income tax provision in the consolidated statements of income. Loss from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $685 million and $15 million in 2024 and 2023, respectively. Loss from investments in unconsolidated affiliates in 2024 included a $595 million non-cash impairment related to the Wells Fargo Merchant Services merchant alliance.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $49 million and $61 million in 2024 and 2023, respectively.
Net Income Per Share - Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $5.38 and $4.98 in 2024 and 2023, respectively. In addition to the impacts to net income attributable to Fiserv, Inc. described above, our diluted weighted average outstanding shares were reduced by 5% in 2024 compared to 2023, due to our share repurchase program.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $1.2 billion, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $2.8 billion (net of outstanding revolver borrowings and $3.2 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due in the next twelve months and letters of credit) at December 31, 2024.
The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Year Ended December 31,		Increase (Decrease)
(In millions)	2024	2023	$	%
Net income	$3,180	$3,129	$51
Depreciation and amortization	3,138	3,162	(24)
Share-based compensation	367	342	25
Deferred income taxes	(662)	(511)	(151)
Net gain on sale of businesses and other assets	—	(167)	167
Loss from investments in unconsolidated affiliates	685	15	670
Distributions from unconsolidated affiliates	39	55	(16)
Non-cash settlement charge for terminated pension plans	147	—	147
Net changes in working capital and other	(263)	(863)	600
Net cash provided by operating activities	$6,631	$5,162	$1,469	28%
Capital expenditures, including capitalized software and other intangibles	$1,569	$1,388	$181	13%
Our operating cash flow was $6.6 billion in 2024, an increase of 28% compared with $5.2 billion in 2023. This increase was primarily attributable to increased profitability (excluding the non-cash settlement charge for terminated pension plans and non-cash impairments included within loss from investments in unconsolidated affiliates), and corresponding cash flows, along with working capital improvements associated with receivables and payables.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, merchant cash advances, share repurchases, acquisitions and to repay debt rather than to pay dividends. Net merchant cash advances, primarily associated with our operations in Latin America, were $801 million during 2024. These cash advances are funded through a combination of local operating cash and various short-term lines of credit. Our capital expenditures were approximately 8% and 7% of our total revenue in 2024 and 2023, respectively.

Cash Requirements
The following table details our future cash requirements under certain contractual obligations at December 31, 2024:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including interest (1) (2)	$30,812	$2,025	$9,165	$6,738	$12,884
Minimum finance lease payments (1)	699	238	339	101	21
Minimum operating lease payments (1)	933	133	265	167	368
Purchase obligations (1) (3)	2,181	872	880	275	154
Unrecognized income tax obligations	85	7	8	22	48
Total	$34,710	$3,275	$10,657	$7,303	$13,475
(1)Interest, finance lease, operating lease and purchase obligations are reported on a pre-tax basis.
(2)The calculations assume that only mandatory debt repayments are made, no additional refinancing or lending occurs, except for our 3.850% senior notes due in June 2025 and 2.250% senior notes due in July 2025, and U.S. dollar and Euro commercial paper notes programs as we have the intent to refinance this debt on a long-term basis through the issuance of new commercial paper notes upon maturity, and we have the ability to do so under our revolving credit facility maturing in June 2027. The variable rate on the revolving credit facility is priced at the rate in effect at December 31, 2024.
(3)Represents enforceable and legally binding agreements to purchase goods or services based on signed contracts as of December 31, 2024.
Share Repurchases
We repurchased $5.5 billion of our common stock during the year ended December 31, 2024. In August 2023, we repurchased 4.1 million shares of our common stock for $121.98 per share in a privately negotiated transaction with ValueAct Capital Master Fund, L.P. for an aggregate purchase price of $500 million. Including this transaction, we repurchased $4.7 billion of our common stock in 2023.
On February 19, 2025 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. As of December 31, 2024, we had approximately 18.0 million shares remaining under our existing repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Dispositions
Acquisitions of Businesses
We acquired Skytef in October 2023 and Sled in November 2023 for an aggregate purchase price, including hold-backs, of $17 million. We funded these acquisitions by utilizing available cash. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
In 2024, we entered into definitive agreements to acquire CCV and Payfare, which are expected to close in the first quarter of 2025, for an estimated aggregate purchase price of $360 million.
Dispositions of Businesses
We sold our financial reconciliation business in July 2023 for cash proceeds of $235 million. Net proceeds from the sale were primarily used to pay down indebtedness and repurchase shares of our common stock.
Other Transactions
In the third quarter of 2024, Wells Fargo provided us with a notice of non-renewal for WFMS. With the joint venture expected to expire on April 1, 2025, we expect to receive a cash payment equal to the fair value of our 40% ownership interest of WFMS as determined in accordance with an agreed upon contractual valuation and separation process.
In September 2023, we acquired the remaining 49% ownership interest in European Merchant Services B.V., in which we previously held a majority controlling financial interest in this consolidated subsidiary, for $56 million. We funded this transaction by utilizing a combination of available cash and proceeds from the issuance of commercial paper.

Indebtedness
Our debt consisted of the following at:

	December 31,
(In millions)	2024	2023
Short-term and current maturities of long-term debt:
Foreign lines of credit	$784	$442
Finance lease and other financing obligations	326	313
Total short-term and current maturities of long-term debt	$1,110	$755

Long-term debt:
2.750% senior notes due July 2024	$—	$2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	661	672
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	—
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	521	555
5.450% senior notes due March 2028	900	900
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	—
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	521	555
5.350% senior notes due March 2031	500	—
4.500% senior notes due May 2031 (Euro-denominated)	835	889
3.000% senior notes due July 2031 (British Pound-denominated)	661	672
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	—
5.150% senior notes due August 2034	900	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	221	418
Euro commercial paper notes	1,239	1,321
Revolving credit facility	115	74
Unamortized discount and deferred financing costs	(150)	(145)
Finance lease and other financing obligations	656	652
Total long-term debt	$23,730	$22,363
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
At December 31, 2024, our debt consisted primarily of $21.6 billion of fixed-rate senior notes and $1.5 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion.
At December 31, 2024, the 3.850% senior notes due in June 2025 and 2.250% senior notes due in July 2025 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis, and the ability to do so under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at December 31, 2024:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	31.695%	$784
U.S. dollar commercial paper notes	various	4.534%	221
Euro commercial paper notes	various	3.115%	1,239
Revolving credit facility	June 2027	5.440%	115
Total variable rate debt		12.856%	$2,359
We maintain various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund merchant settlement advances associated with operations in Latin America. The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at December 31, 2024:

	Outstanding Borrowings (in millions)	Weighted-Average Interest Rate
Argentina	$597	38.470%
Brazil	94	12.976%
Uruguay	49	9.766%
Other	44	3.984%
Total	$784	31.695%

We offer advanced funding of settlement activity associated with operations in Latin America by utilizing local operating cash and various short-term lines of credit. Net merchant cash advances during 2024 were $801 million. As we collect a portion of the corresponding receivables from card issuers over several months, in the event we are unable to continue to borrow in the Argentina overnight market, we may fund future advances with our consolidated cash and cash equivalents and available capacity under our revolving credit facility.
We maintain unsecured U.S. dollar and Euro commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
We also maintain a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. Outstanding borrowings under the revolving credit facility were $115 million at December 31, 2024. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
During the year ended December 31, 2024, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $421 million in senior unsecured debt at December 31, 2024 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $35 million of outstanding borrowings on the revolving credit facilities at December 31, 2024. We have guaranteed the debt of the Lending Joint Ventures. We maintained a liability of $21 million at December 31, 2024 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $15 million at December 31, 2024, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so, and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
Other
Access to capital markets impacts our cost of capital and our ability to refinance maturing debt and fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2024, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB with a stable outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities. As of December 31, 2024, we had a commercial paper credit rating of P-2 from Moody’s and A-2 from S&P.
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
The table below details our cash and cash equivalents held at:

	December 31,
(In millions)	2024	2023
Available	$665	$450
Unavailable (1)	571	754
Total	$1,236	$1,204
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
Interest Rate Risk
In addition to existing cash and cash equivalents balances and cash provided by operating activities, we use a combination of fixed- and variable-rate debt instruments to finance our operations. We are exposed to interest rate risk on certain of these debt obligations. We had fixed- and variable-rate debt, excluding finance leases and other financing obligations, with varying maturities for an aggregate carrying amount of $21.6 billion and $2.4 billion, respectively, at December 31, 2024. Our fixed-rate debt at December 31, 2024 primarily consisted of fixed-rate senior notes with a fair value of $20.8 billion, based on matrix pricing which considers readily observable inputs of comparable securities. The potential change in fair value of our fixed-rate senior notes from a hypothetical 1% change in market interest rates would not alone impact any decisions to repurchase our outstanding fixed-rate debt instruments before their maturity. Our variable-rate debt at December 31, 2024 primarily consisted of outstanding U.S. dollar and Euro commercial paper and borrowings on our variable rate foreign lines of credit. Based on our outstanding debt balances and interest rates at December 31, 2024, a hypothetical 1% increase in market interest rates related to our variable-rate debt would increase annual interest expense by approximately $24 million. This sensitivity analysis assumes the outstanding debt balances at December 31, 2024 and the change in market interest rates is applicable for an entire year.
In connection with processing electronic payments transactions, funds received from subscribers are invested into short-term, highly liquid investments from the time we collect the funds until payments are made to the applicable recipients. Fluctuations in market interest rates affect the interest-related income that we earn on these investments. We also earn interest on intermediary settlement cash balances received from agents, payment networks, bank partners, merchants or direct consumers that we hold on behalf of merchants until the funding becomes due to the merchants or payees. Subscriber funds and intermediary settlement cash balances earning interest averaged $3.0 billion during the year ended December 31, 2024. The interest earned on subscriber funds and intermediary settlement cash is recorded as a component of total revenue in the consolidated statements of income. During the year ended December 31, 2024, a hypothetical 1% decrease in market interest rates would decrease the annual interest-related income by approximately $30 million. This sensitivity analysis uses the average subscriber fund and intermediary settlement cash balances during the year ended December 31, 2024 and assumes the change in market interest rates is applicable for an entire year.
Our risk with regard to interest rate fluctuations is largely mitigated by the offsetting impacts associated with our variable-rate debt and interest earning liquid investments associated with subscriber funds and intermediary settlement cash.

Foreign Currency Risk
We conduct business globally and are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions. We manage the exposure to these risks through the use of foreign currency forward exchange contracts, fixed-to-fixed cross-currency rate swap contracts and non-derivative net investment hedges. Translation gains and losses from non-U.S. subsidiaries are generally reflected as a component of accumulated other comprehensive loss within shareholders’ equity on the consolidated balance sheets. For subsidiaries located in highly inflationary economies, primarily Argentina, the financial statements are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than in shareholders’ equity. The remeasurement of monetary assets and liabilities of our Argentina subsidiary resulted in pre-tax foreign currency exchange losses, included within other expense, net in the consolidated statements of income, of $98 million and $164 million during the years ended December 31, 2024 and 2023, respectively. Gains and losses from foreign currency transactions, included within operating expenses in the consolidated statements of income, were not significant during the years ended December 31, 2024 and 2023. We also have exposure to risks related to currency devaluation in certain countries, including Argentina, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline.
Our exposure to foreign currency exchange risks generally arise from our international operations to the extent they are conducted in local currency. Approximately 15% of our total revenue was generated internationally in 2024. The major currencies to which our revenues are exposed are the Argentine Peso, Brazilian Real, British Pound, Euro and Indian Rupee.
A strengthening or weakening of the U.S. dollar, relative to the currencies in which our income is denominated, by 10% would not have a material impact on our reported pre-tax income for the years ended December 31, 2024 and 2023.
We maintain foreign currency forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. At December 31, 2024, the notional amount of these derivatives was $481 million, with a fair value of $(8) million. In addition, we maintain fixed-to-fixed cross-currency rate swap contracts to hedge a portion of our net investment in certain subsidiaries whose functional currencies are in the Euro, Singapore Dollar and Canadian Dollar. At December 31, 2024, aggregate notional fixed-to-fixed cross-currency rate swaps of 600 million Euros, 841 million Singapore Dollars and 259 million Canadian Dollars were designated as net investment hedges. We also designated certain of our Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of our net investment in certain subsidiaries whose functional currencies are the Euro and British Pound. Additionally, we maintain a fixed-to-fixed cross-currency swap contract, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of certain foreign currency denominated debt and previously maintained fixed-to-fixed cross-currency rate swap contracts on the principal amount of a Euro-denominated intercompany note which was repaid in 2024.

Item 8.  Financial Statements and Supplementary Data

Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Processing and services (1)	$16,637	$15,630	$14,460
Product	3,819	3,463	3,277
Total revenue	20,456	19,093	17,737
Expenses:
Cost of processing and services	5,363	5,332	5,771
Cost of product	2,650	2,338	2,221
Selling, general and administrative	6,564	6,576	6,059
Net gain on sale of businesses and other assets	—	(167)	(54)
Total expenses	14,577	14,079	13,997
Operating income	5,879	5,014	3,740
Interest expense, net	(1,195)	(976)	(733)
Other expense, net	(178)	(140)	(94)
Income before income taxes and (loss) income from investments in unconsolidated affiliates	4,506	3,898	2,913
Income tax provision	(641)	(754)	(551)
(Loss) income from investments in unconsolidated affiliates	(685)	(15)	220
Net income	3,180	3,129	2,582
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	49	61	52
Net income attributable to Fiserv, Inc.	$3,131	$3,068	$2,530

Net income attributable to Fiserv, Inc. per share:
Basic	$5.41	$5.02	$3.94
Diluted	$5.38	$4.98	$3.91

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	578.7	611.7	642.3
Diluted	582.1	615.9	647.9
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $137 million, $178 million and $201 million for the years ended December 31, 2024, 2023 and 2022, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$3,180	$3,129	$2,582
Other comprehensive (loss) income:
Fair market value adjustment on derivatives	(13)	14	(15)
Reclassification adjustment for net realized (gains) losses on cash flow hedges included in cost of processing and services	(3)	4	2
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	14	15	19
Tax impacts of derivatives	1	(8)	(2)
Unrealized (loss) gain on defined benefit pension plans	(117)	7	(78)
Realized loss due to settlement of terminated defined benefit pension plans (see Notes 14 and 15)	132	—	—
Tax impacts of defined benefit pension plans	(5)	(2)	18
Foreign currency translation	(607)	288	(421)
Reclassification adjustment for accumulated foreign currency translation impacts from the sale of foreign entities included in net gain on sale of businesses and other assets	—	10	56
Tax impacts of foreign currency translation	(66)	68	(73)
Total other comprehensive (loss) income	(664)	396	(494)
Comprehensive income	$2,516	$3,525	$2,088
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	49	61	52
Less: other comprehensive loss attributable to noncontrolling interests	(34)	(10)	(50)
Comprehensive income attributable to Fiserv, Inc.	$2,501	$3,474	$2,086

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,236	$1,204
Trade accounts receivable, less allowance for doubtful accounts	3,725	3,582
Prepaid expenses and other current assets	3,087	2,344
Settlement assets	15,429	27,681
Total current assets	23,477	34,811
Property and equipment, net	2,374	2,161
Customer relationships, net	5,868	7,075
Other intangible assets, net	4,072	4,135
Goodwill	36,584	37,205
Contract costs, net	996	968
Investments in unconsolidated affiliates	1,506	2,262
Other long-term assets	2,299	2,273
Total assets	$77,176	$90,890
Liabilities and Equity
Accounts payable and other current liabilities	$4,799	$4,355
Short-term and current maturities of long-term debt	1,110	755
Contract liabilities	819	761
Settlement obligations	15,429	27,681
Total current liabilities	22,157	33,552
Long-term debt	23,730	22,363
Deferred income taxes	2,477	3,078
Long-term contract liabilities	263	250
Other long-term liabilities	863	978
Total liabilities	49,490	60,221
Commitments and Contingencies (see Note 18)
Redeemable Noncontrolling Interest	—	161
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,080	23,103
Accumulated other comprehensive loss	(1,413)	(783)
Retained earnings	23,575	20,444
Treasury stock, at cost, 220 million and 190 million shares, respectively	(18,182)	(12,915)
Total Fiserv, Inc. shareholders’ equity	27,068	29,857
Noncontrolling interests	618	651
Total equity	27,686	30,508
Total liabilities and equity	$77,176	$90,890

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Equity
(In millions)

	Fiserv, Inc. Shareholders’ Equity

	Number of Shares		Amount
	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	784	134	$8	$22,983	$(745)	$14,846	$(6,140)	$720	$31,672
Net income (1)						2,530		24	2,554
Distributions paid to noncontrolling interests (2)								(8)	(8)
Other comprehensive loss					(444)			(50)	(494)
Share-based compensation				323					323
Shares issued under stock plans		(5)		(295)			262		(33)
Purchases of treasury stock		25					(2,500)		(2,500)
Capital contribution from noncontrolling interest								13	13
Balance at December 31, 2022	784	154	8	23,011	(1,189)	17,376	(8,378)	699	31,527
Net income (1)						3,068		35	3,103
Distributions paid to noncontrolling interests (2)								(8)	(8)
Acquisition of noncontrolling interest of consolidated subsidiary (3)				6				(65)	(59)
Other comprehensive income (loss)					406			(10)	396
Share-based compensation				342					342
Shares issued under stock plans		(4)		(256)			207		(49)
Purchases of treasury stock		40					(4,744)		(4,744)
Balance at December 31, 2023	784	190	8	23,103	(783)	20,444	(12,915)	651	30,508
Net income (1)						3,131		36	3,167
Distributions paid to noncontrolling interests (2)								(35)	(35)
Change in estimated redemption value of redeemable noncontrolling interest (see Note 13)				66					66
Other comprehensive loss					(630)			(34)	(664)
Share-based compensation				367					367
Shares issued under stock plans		(4)		(456)			282		(174)
Purchases of treasury stock		34					(5,549)		(5,549)
Balance at December 31, 2024	784	220	$8	$23,080	$(1,413)	$23,575	$(18,182)	$618	$27,686

(1)The total net income presented in the consolidated statements of equity for the years ended December 31, 2024, 2023 and 2022 is different than the amount presented in the consolidated statements of income due to the net income attributable to redeemable noncontrolling interests of $13 million, $26 million and $28 million, respectively, not included in equity.
(2)The total distributions presented in the consolidated statements of equity for the years ended December 31, 2024, 2023 and 2022 exclude $13 million, $26 million and $34 million, respectively, in distributions paid to redeemable noncontrolling interests not included in equity.
(3)The Company acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, during the year ended December 31, 2023. The Company previously held a majority controlling financial interest in this consolidated subsidiary.
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$3,180	$3,129	$2,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,672	1,479	1,320
Amortization of acquisition-related intangible assets	1,423	1,642	1,849
Amortization of financing costs and debt discounts	43	41	43
Share-based compensation	367	342	323
Deferred income taxes	(662)	(511)	(558)
Net gain on sale of businesses and other assets	—	(167)	(54)
Loss (income) from investments in unconsolidated affiliates	685	15	(220)
Distributions from unconsolidated affiliates	39	55	73
Non-cash settlement charge for terminated pension plans	147	—	—
Non-cash foreign currency exchange loss	92	76	—
Other operating activities	(17)	(27)	4
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(169)	23	(770)
Prepaid expenses and other assets	(398)	(790)	(253)
Contract costs	(267)	(246)	(290)
Accounts payable and other liabilities	426	(54)	511
Contract liabilities	70	155	58
Net cash provided by operating activities	6,631	5,162	4,618
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(1,569)	(1,388)	(1,479)
Net proceeds from sale of businesses and other assets	—	234	246
Merchant cash advances, net	(801)	—	—
Payments for acquisition of businesses, net of cash acquired	—	(13)	(988)
Distributions from unconsolidated affiliates	60	136	138
Purchases of investments	(155)	(39)	(52)
Proceeds from sale of investments	61	5	23
Other investing activities	—	(3)	—
Net cash used in investing activities	(2,404)	(1,068)	(2,112)
Cash flows from financing activities:
Debt proceeds	6,783	5,567	1,624
Debt repayments	(5,396)	(3,015)	(3,315)
Net borrowings from (repayments of) commercial paper and short-term borrowings	278	(1,456)	1,837
Payments of debt financing costs	(28)	(38)	(10)
Proceeds from issuance of treasury stock	97	101	149
Purchases of treasury stock, including employee shares withheld for tax obligations	(5,837)	(4,827)	(2,677)
Settlement activity, net	—	(527)	(78)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(55)	(34)	(42)
Payment to acquire noncontrolling interest of consolidated subsidiary	—	(56)	—
Payments of acquisition-related contingent consideration	(3)	(35)	(2)
Other financing activities	(4)	(36)	36
Net cash used in financing activities	(4,165)	(4,356)	(2,478)
Effect of exchange rate changes on cash and cash equivalents	(32)	33	(41)
Net change in cash and cash equivalents	30	(229)	(13)
Cash and cash equivalents, beginning balance	2,963	3,192	3,205
Cash and cash equivalents, ending balance	$2,993	$2,963	$3,192

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Description of the Business
Fiserv, Inc. and its subsidiaries (collectively, the “Company”) is a leading global provider of payments and financial services technology solutions, serving clients that include merchants, banks, credit unions, other financial institutions, corporate and public sector clients. The Company provides account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale (“POS”) and business management platform.
Effective in the first quarter of 2024, the Company realigned its reportable segments to correspond with changes in its business designed to further enhance operational performance in the delivery of its integrated portfolio of products and solutions to its financial institution clients (the “Segment Realignment”). The Company’s new reportable segments are the Merchant Solutions (“Merchant”) segment and the Financial Solutions (“Financial”) segment. Segment results for the years ended December 31, 2023 and 2022 have been recast to reflect the Segment Realignment. Additional information regarding the Company’s reportable segments is included in Note 20 to the consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a majority controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is typically established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within income (loss) from investments in unconsolidated affiliates, and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Significant influence over an affiliate’s operations generally coincides with an ownership interest of between 20% and 50%; for partnerships and limited liability companies, an ownership interest of between 3% and 50%; or board of director representation may also constitute significant influence.
The Company maintains a majority controlling financial interest in certain entities, mostly related to consolidated merchant alliances (see Note 19). Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income attributable to noncontrolling interests and redeemable noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets. Noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control are presented outside of equity and are carried at their estimated redemption value if it exceeds the initial carrying value of the redeemable interest. Additional information regarding the Company’s redeemable noncontrolling interests is included in Note 13 to the consolidated financial statements.
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
The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

	December 31,
(In millions)	2024	2023	2022
Cash and cash equivalents on the consolidated balance sheets	$1,236	$1,204	$902
Cash and cash equivalents included in settlement assets (see Note 5)	1,756	1,756	2,283
Other restricted cash	1	3	7
Total cash and cash equivalents on the consolidated statements of cash flows	$2,993	$2,963	$3,192
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $71 million and $86 million at December 31, 2024 and 2023, respectively.
Leases
Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes. Leases with a term of 12 months or less are not recorded on the consolidated balance sheets; instead, lease payments are recognized as lease expense on a straight-line basis over the lease term.
The Company maintains certain leasing receivables associated with its POS terminal leasing businesses. Leasing receivables are included in prepaid expenses and other current assets (current portion) and other long-term assets (noncurrent portion) in the consolidated balance sheets. Interest income on the Company’s leasing receivables is recognized using the effective interest method, and is included within product revenue in the consolidated statements of income. Initial direct costs incurred to obtain operating leases are deferred and recognized over the lease term. Initial direct costs to obtain a sales-type lease are expensed as incurred if the fair value of the underlying asset is different from its carrying amount at the lease commencement date. Additional information regarding the Company’s lease policies is included in Note 11 to the consolidated financial statements.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(In millions)	2024	2023
Prepaid maintenance, postage and insurance	$216	$187
Other prepaid expenses	188	236
Total prepaid expenses (1)	404	423
Income tax receivables (2)	501	534
Clover Capital cash advances, net	381	269
Settlement advance cash payments	1,101	381
Other current assets	700	737
Total other current assets	2,683	1,921
Total prepaid expenses and other current assets	$3,087	$2,344

(1)Prepaid expenses represent advance payments for goods and services to be consumed in the future.
(2)Includes receivables associated with transferable federal tax credits (see Note 17).
The Company offers merchants advance access to capital through its Clover Capital program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under the Clover Capital program were $397 million and $281 million at December 31, 2024 and 2023, respectively. The Company maintained a reserve of $16 million and $12 million at December 31, 2024 and 2023, respectively, based on an estimate of uncollectible amounts.
The Company also offers merchants within its international operations advance access to capital by providing them the opportunity to receive settlement cash payments in advance in exchange for their receivables from card issuers, including when the cardholders have elected to pay over time in installments. The Company maintains various short-term lines of credit with foreign banks and alliance partners, in addition to the utilization of local operating cash, to fund such anticipated settlement activity (see Note 12). These local currency denominated arrangements are primarily associated with the Company’s operations in Latin America, the most significant of which are denominated in Argentine Peso and Brazilian Real.
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
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $108 million, $80 million and $62 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The amount of merchant collateral available to the Company was $598 million and $690 million at December 31, 2024 and 2023, respectively. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and other current liabilities in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $40 million and $36 million at December 31, 2024 and 2023, respectively.
Property and Equipment
Property and equipment is reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable.

Property and equipment consisted of the following:

		December 31,
(In millions)	Estimated Useful Lives	2024	2023
Land	—	$44	$48
Data processing equipment	3 to 5 years	3,789	3,630
Buildings and leasehold improvements	5 to 40 years	845	801
Furniture and equipment	5 to 8 years	394	365
		5,072	4,844
Less: Accumulated depreciation		(2,698)	(2,683)
Total		$2,374	$2,161
Depreciation expense for all property and equipment totaled $589 million, $566 million and $555 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company continually develops, maintains and enhances its products and systems. Product development expenditures represented approximately 6% of the Company’s total revenue for the year ended December 31, 2024 and approximately 7% of the Company's total revenue for the years ended December 31, 2023 and 2022. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.
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
In connection with the Segment Realignment described above, certain of the Company’s reporting units changed in composition as a result of which goodwill was allocated to such reporting units using a relative fair value approach. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2024 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values for each of the Company’s reporting units. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test for certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through December 31, 2024. Additional information regarding the Company’s goodwill is included in Note 7 to the consolidated financial statements.
Asset Impairment
The Company reviews property and equipment, ROU assets, intangible assets and its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reviews capitalized software development costs for impairment at each reporting date. Recoverability of property and equipment, lease ROU assets, capitalized software development costs and other intangible assets is assessed by comparing the carrying amount of the asset to either the undiscounted future cash flows expected to be generated by the asset or the net realizable value of the asset, depending on the type of asset. The Company assesses lease ROU assets that are exited in advance of the non-cancellable lease terms by comparing the carrying values of the lease ROU assets to the discounted cash flows from estimated sublease payments. The Company’s investments in unconsolidated affiliates are assessed by comparing the carrying amount of the investments to their estimated fair values and are impaired if any decline in fair value is determined to be other-than-temporary. Measurement of any impairment loss is based on estimated fair value. The estimated fair values of the Company’s investments in unconsolidated merchant alliances assume a continuation beyond the existing contractual term; however, a renewal of certain of the merchant alliance agreements beyond the current contractual term is not solely within the Company’s control. Additional information regarding the Company’s investments in unconsolidated affiliates is included in Note 8 to the consolidated financial statements.
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

Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following:

	December 31,
(In millions)	2024	2023
Trade accounts payable	$511	$449
Client deposits	985	931
Transferable federal tax credits (see Note 17)	866	804
Accrued compensation and benefits	296	344
Accrued taxes	261	203
Accrued interest	335	298
Accrued payment network fees	253	232
Operating lease liabilities	116	118
Accrued professional fees	102	96
Obligation to purchase redeemable noncontrolling interest (see Note 13)	95	—
Other accrued expenses	979	880
Total	$4,799	$4,355
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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $98 million, $164 million and $52 million during the years ended December 31, 2024, 2023 and 2022, respectively, which is included within other expense, net in the consolidated statements of income.
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
Derivatives
Derivatives are entered into for periods consistent with related underlying exposures and are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a net investment hedge, changes in the fair value of the derivative, net of tax, are recorded in the foreign currency translation component of other comprehensive income (loss) until the sale or complete liquidation of the underlying net investment. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative are recorded in the same line item as the changes in the fair value of the hedged item and recognized in the consolidated statements of income. To the extent a derivative is not designated as a hedge, changes in fair value are recognized in the consolidated statements of income. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes. Additional information regarding the Company’s derivatives and hedging instruments is included in Note 9 to the consolidated financial statements.

Cost of Processing, Services and Product
Cost of processing and services consists of costs directly associated with providing services to clients and includes the following: personnel; equipment and data processing; facility costs, including costs to maintain software applications; client support; certain depreciation and amortization; and other operating expenses.
Cost of product consists of costs directly associated with the products sold and includes the following: costs of materials and postage; hardware costs (primarily POS devices); personnel; facility costs; certain depreciation and amortization; and other costs directly associated with product revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of: salaries, wages, commissions and related expenses paid to sales personnel, administrative employees and management; third-party commissions and payments to distribution partners; marketing costs; certain depreciation and amortization; and other selling and administrative expenses.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
Interest expense	$(1,238)	$(1,004)	$(746)
Interest income	43	28	13
Interest expense, net	$(1,195)	$(976)	$(733)
Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Net Income Per Share
Net income per share attributable to Fiserv, Inc. in each year is calculated using actual, unrounded amounts. Basic net income per share is computed by dividing net income attributable to Fiserv, Inc. by the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income attributable to Fiserv, Inc. by the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of unvested restricted stock units, unvested restricted stock awards and outstanding stock options, and are computed using the treasury stock method. The Company excluded 0.3 million and 1.7 million weighted-average shares from the calculations of common stock equivalents for anti-dilutive stock options in 2023 and 2022, respectively. Weighted-average shares excluded from the calculation of common stock equivalents for anti-dilutive stock options in 2024 were not significant.

The computation of shares used in calculating basic and diluted net income per share is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share – basic	578.7	611.7	642.3
Common stock equivalents	3.4	4.2	5.6
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share – diluted	582.1	615.9	647.9
Supplemental Cash Flow Information
Supplemental cash flow information consisted of the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
Interest paid	$1,153	$879	$703
Net income taxes paid	1,169	1,219	709
Treasury stock purchases settled after the balance sheet date	—	29	6
Software obtained under financing arrangements	151	188	104
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances and expands the current annual and interim requirements on segment information disclosures. Under the new disclosure requirements, entities are required to disclose, on an annual and interim basis: significant segment expense categories and amounts for each reportable segment that are included in the reported measure of segment profit or loss and regularly provided to the chief operating decision maker (“CODM”); an aggregate amount and qualitative description of other segment items included in each reported measure of segment profit or loss for each reportable segment; measures of a segment’s profit or loss that are used by the CODM to assess segment performance and decide how to allocate resources; and disclosure of the title and position of the individual or the name of the group identified as the CODM. For public entities, the provisions within ASU 2023-07 are to be applied retrospectively for all comparative periods and are effective for fiscal years beginning after December 15, 2023, and for interim periods of fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective for the year ended December 31, 2024, with retrospective application of the additional segment information for the years ended December 31, 2023 and 2022. Additional information regarding the Company’s reportable segments is included in Note 20 to the consolidated financial statements.
In 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in ASC Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. For public entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The provisions within ASU 2022-03 are to be applied prospectively with any adjustments from the adoption recognized in earnings and disclosed on the date of adoption. The Company adopted ASU 2022-03 effective January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2024.
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
In 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. Under ASU 2024-03, entities will be required to disaggregate information, in tabular format, about specific natural expense categories underlying certain income statement expense line items that are considered ‘relevant’, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, ASU 2024-03 requires the disclosure of selling expenses, along with how an entity defines such expenses. For public entities, the provisions within ASU 2024-03 (as further clarified through ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)) are effective for the first annual reporting period beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. The provisions within ASU 2024-03 are required to be applied prospectively; however, they may be applied retrospectively for all comparative periods following the effective date. The Company is currently assessing the impact the adoption of ASU 2024-03 will have on its consolidated financial statement disclosures.
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
Nature of Goods and Services
The Company’s operations are comprised of the Merchant and the Financial reportable segments (see Note 20). The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Processing and Services
Processing and services revenue is generated from account- and transaction-based fees for merchant transaction processing and acquiring, electronic billing and payment services, electronic funds transfer and debit/credit processing services; consulting and professional services; merchant cash advances; and software maintenance for ongoing client support.
The Company recognizes processing and services revenue in the period in which the specific service is performed unless they are not deemed distinct from other goods or services in which revenue would then be recognized as control is transferred of the combined goods and services. The Company’s arrangements for processing and services typically consist of an obligation to provide specific services to its customers on a when and if needed basis (a stand-ready performance obligation) and revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer. These services are typically provided under a fixed or declining (tier-based) price per unit based on volume of service; however, pricing for services may also be based on fixed or monthly minimum processing fees. Fees for the Company’s processing and services arrangements are typically billed and paid on a monthly basis.
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
The Company sells or leases hardware (POS devices) and other peripherals as part of its contracts with customers. Hardware typically consists of POS terminals or Clover® devices. The Company does not manufacture hardware; rather, it purchases hardware from third-party vendors and holds such hardware in inventory until purchased by a customer. The Company accounts for sales of distinct hardware as a separate performance obligation and recognizes the revenue at its standalone selling price when the customer obtains control of the hardware.
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
Assessment of Estimates of Variable Consideration
Many of the Company’s contracts with customers contain some component of variable consideration; however, the constraint will generally not result in a reduction in the estimated transaction price for most forms of variable consideration. The Company may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed.
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
Disaggregation of Revenue
The table below presents the Company’s revenue disaggregated by business line, including a reconciliation with its reportable segments. The Company’s disaggregation of revenue for the years ended December 31, 2023 and 2022 have been recast to reflect the Segment Realignment. The Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned domestically, with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 15% of total revenue for each of the years ended December 31, 2024 and 2023, and comprising approximately 14% of total revenue for the year ended December 31, 2022.

(In millions)	Year Ended December 31,
Revenue by Business Line	2024	2023	2022
Small Business	$6,357	$5,664	$4,920
Enterprise	2,163	1,933	1,811
Processing	1,111	1,125	1,152
Total Merchant segment revenue	$9,631	$8,722	$7,883
Digital Payments	$3,869	$3,655	$3,370
Issuing	3,112	3,011	2,801
Banking	2,496	2,435	2,510
Total Financial segment revenue	$9,477	$9,101	$8,681
Corporate and Other	$1,348	$1,270	$1,173
Total Revenue	$20,456	$19,093	$17,737
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31,
(In millions)	2024	2023	2022
Contract assets	$832	$754	$551
Contract liabilities	1,082	1,011	860
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
During the years ended December 31, 2024 and 2023, contract assets and contract liabilities increased primarily due to customer discounts (contract incentives), customer prepaid maintenance and deferred conversion revenue associated with long-term contracts obtained during the respective year. The Company recognized $761 million and $625 million of revenue during the years ended December 31, 2024 and 2023, respectively, that was included in the contract liabilities balance at the beginning of the year.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at December 31, 2024:

(In millions)
Year Ending December 31,
2025	$2,462
2026	1,887
2027	1,366
2028	847
Thereafter	714
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
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist of sales commissions incurred only if a contract is obtained, and customer conversion or implementation related costs. Capitalized sales commissions and conversion or implementation costs were as follows:

	December 31,
(In millions)	2024	2023
Capitalized sales commissions	$483	$496
Capitalized conversion or implementation costs	513	472
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. The amortization of capitalized sales commissions is included in selling, general and administrative expenses and amortization of capitalized conversion or implementation costs within cost of processing and services. Amortization totaled $221 million, $195 million and $173 million during the years ended December 31, 2024, 2023 and 2022, respectively. Impairment losses recognized during the years ended December 31, 2024, 2023 and 2022 related to capitalized contract costs were not significant.
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

Acquisitions
Acquisition of Merchant One
On December 20, 2022, the Company acquired Merchant One, Inc. (“Merchant One”), an independent sales organization focused on acquiring merchants in the restaurant, retail and e-commerce industries using an innovative mix of direct and digital marketing strategies, for $302 million, net of $1 million of acquired cash. Merchant One is included within the Merchant segment and enhances the Company’s merchant distribution and sales force channels.
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
Acquisition of Finxact
On April 1, 2022, the Company acquired a remaining ownership interest in Finxact, Inc. (“Finxact”), a developer of cloud-native banking solutions powering digital transformation throughout the financial services sector, for $645 million, net of $27 million of acquired cash. The Company previously held a noncontrolling equity interest in Finxact, which was accounted for under the equity method. The remeasurement of the Company’s previously held equity interest to its acquisition-date fair value resulted in the recognition of a pre-tax gain of $110 million, included within income from investments in unconsolidated affiliates in the consolidated statement of income during the year ended December 31, 2022. Finxact is included within the Financial segment and advances the Company’s digital banking strategy, expanding its account processing, digital, and payments solutions.
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
On December 29, 2022, the Company acquired OrangeData S.A. (“Yacaré”), an Argentina-based payment service provider that enables customers to transact at merchant locations using QR codes. Yacaré is included within the Merchant segment and enhances the Company’s instant payment transaction capabilities. On September 1, 2022, the Company acquired NexTable, Inc. (“NexTable”), a provider of cloud-based reservation and table management solutions for restaurants. NexTable is included within the Merchant segment and expands the Company’s end-to-end restaurant solutions. On June 1, 2022, the Company acquired The LR2 Group, LLC (“City POS”), an independent sales organization that promotes payment processing services and facilitates the sale of POS equipment for merchants. City POS is included within the Merchant segment and expands the Company’s merchant services business. The Company acquired these businesses for an aggregate purchase price of $44 million, including earn-out provisions estimated at a fair value of $6 million. The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets of $23 million, goodwill of $22 million and other net assumed liabilities of $1 million. The purchase price allocations for the CityPOS and NexTable acquisitions were finalized in the third and fourth quarters of 2022, respectively. The purchase price allocation for the Yacaré acquisition was finalized in the second quarter of 2023. Measurement period adjustments did not have a material impact on the Company’s consolidated statements of income. Goodwill for these acquisitions, of which $17 million is deductible for tax purposes, is primarily attributed to the value created by expanding the reach of the Company’s payment solutions and enhancing omnichannel capabilities.
The amounts allocated to identifiable intangible assets for other acquisitions acquired in 2022 were as follows:

(In millions)	Gross Carrying Amount	Weighted-Average Useful Life
Acquired software and technology	$12	7 years
Customer relationships	11	10 years
Total	$23	9 years
Pending Acquisitions
In 2024, the Company entered into definitive agreements to acquire CCV Group B.V. (“CCV”) and Payfare Inc. (“Payfare”). CCV is a supplier of POS payment solutions. Upon the closing of this acquisition, which is subject to regulatory approval and customary closing conditions, CCV will be included within the Merchant segment and is expected to expand the Company’s network of payment solutions. Payfare is a provider of program management solutions powering instant access to earnings and banking solutions for workforces. Upon the closing of this acquisition, which is subject to shareholder and court approvals and customary closing conditions, Payfare will be included within the Financial segment and is expected to expand the Company’s embedded finance capabilities. The Company expects these acquisitions, for an aggregate purchase price of approximately $360 million, to close in the first quarter of 2025.

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
Disposition of Fiserv Costa Rica and Systems Integration Services
On October 17, 2022, the Company sold Fiserv Costa Rica, S.A. and its Systems Integration Services (“SIS”) operations, which provides information technology engineering services in the U.S. and India, to a single buyer, for an aggregate sales price of $49 million. The Company recognized a pre-tax gain of $44 million on the sales, recorded within net gain on sale of businesses and other assets, with a related tax expense of $8 million recorded within the income tax provision, in the consolidated statement of income for the year ended December 31, 2022. The Company recognized a pre-tax loss of $3 million, recorded within net gain on sale of businesses and other assets during the year ended December 31, 2023, associated with final working capital adjustments related to the disposition of Fiserv Costa Rica, S.A. Both Fiserv Costa Rica, S.A. and SIS were reported primarily within the Financial segment.
Disposition of Korea Operations
On September 30, 2022, the Company sold its Korea operations, which were reported within the Merchant segment, for total consideration of $50 million, consisting of $43 million in net cash and an equity interest in the buyer of $7 million. The Company recognized a pre-tax loss of $127 million on the sale, recorded within net gain on sale of businesses and other assets in the consolidated statement of income for the year ended December 31, 2022. The pre-tax loss was comprised of the difference between the consideration received and the net carrying amount of the business, including $40 million of allocated goodwill, $48 million of customer relationship net intangible assets and $56 million of accumulated foreign currency translation losses, which were reclassified from accumulated other comprehensive loss.
5. Settlement Assets and Obligations
Settlement assets and obligations represent intermediary balances arising from the settlement process, which involves the transfer of funds between card issuers, payment networks, processors, merchants and consumers, and collateral amounts held to manage merchant credit risk, primarily associated with the Company’s merchant acquiring services. The Company records settlement assets and obligations upon processing a payment transaction. Settlement assets represent amounts receivable from agents, payment networks, bank partners, merchants or direct consumers for submitted merchant transactions, and funds received by the Company in advance of paying to merchants or payees. Settlement obligations represent the unpaid amounts that are due to merchants and payees for their payment transactions and collateral deposits.
The principal components of the Company’s settlement assets were as follows:

	December 31,
(In millions)	2024	2023
Settlement assets
Cash and cash equivalents	$1,756	$1,756
Receivables	13,673	25,925
Total settlement assets	$15,429	$27,681

6. Intangible Assets
Identifiable intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(In millions)
December 31, 2024
Customer relationships	$14,488	$8,620	$5,868
Acquired software and technology	1,935	1,159	776
Trade names	635	410	225
Purchased software	1,019	517	502
Capitalized software and other intangibles	3,974	1,405	2,569
Total	$22,051	$12,111	$9,940

December 31, 2023
Customer relationships	$14,669	$7,594	$7,075
Acquired software and technology	2,148	1,148	1,000
Trade names	641	356	285
Purchased software	1,087	520	567
Capitalized software and other intangibles	3,356	1,073	2,283
Total	$21,901	$10,691	$11,210
Gross software development costs capitalized for new products and enhancements to existing products totaled $942 million, $870 million and $807 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense associated with the above identifiable intangible assets was $2.3 billion for the year ended December 31, 2024 and $2.4 billion for each of the years ended December 31, 2023 and 2022.
The Company estimates that annual amortization expense with respect to intangible assets recorded at December 31, 2024 will be as follows:

(In millions)
Year Ending December 31,
2025	$2,202
2026	1,900
2027	1,611
2028	1,221
2029	833
Thereafter	2,173
Total	$9,940

7. Goodwill
The following table presents changes in goodwill during the years ended December 31, 2024 and 2023.

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Merchant	Financial	Total
Goodwill - December 31, 2022	$21,200	$2,702	$12,909	$—	$—	$36,811
Acquisitions and valuation adjustments	66	—	—	—	—	66
Dispositions	—	(38)	—	—	—	(38)
Foreign currency translation	302	2	62	—	—	366
Goodwill - December 31, 2023	21,568	2,666	12,971	—	—	37,205
Reallocation due to Segment Realignment (1)	(21,568)	(2,666)	(12,971)	22,850	14,355	—
Foreign currency translation	—	—	—	(509)	(112)	(621)
Goodwill - December 31, 2024	$—	$—	$—	$22,341	$14,243	$36,584
(1)Represents the reallocation of goodwill as a result of the Company’s Segment Realignment in the first quarter of 2024 (see Note 1).
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
Merchant Alliances
The Company maintains ownership interests in various merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance based on contractual pricing (see Note 19). The Company’s investments in its merchant alliances was $1.2 billion and $1.9 billion at December 31, 2024 and 2023, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
The Company maintains a 40% ownership interest in the Wells Fargo Merchant Services merchant alliance (“WFMS”), which is accounted for as an equity method investment. The Company acquired its ownership, at fair value, in WFMS through its 2019 acquisition of First Data Corporation. In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided the Company a notice of non-renewal for WFMS. With the joint venture expected to expire on April 1, 2025, the Company expects to receive a cash payment equal to the fair value of its share of WFMS as determined in accordance with an agreed upon contractual valuation and separation process.
During the year ended December 31, 2024, the Company recorded a $595 million non-cash impairment as a result of an other-than-temporary decline in the fair value of its equity method investment in WFMS within income (loss) from investments in unconsolidated affiliates, with the related tax benefit of $129 million recorded through the income tax provision, in the consolidated statement of income. The Company recorded an initial pre-tax impairment charge of $570 million in the third quarter of 2024 based upon the Company’s estimate of the fair value of its portion of WFMS. An additional $25 million pre-tax impairment charge was recorded in the fourth quarter of 2024 based on the expected cash payment, as determined in accordance with an agreed upon contractual valuation and separation process.
Other Equity Method Investments
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC (“Sagent”) and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. In March 2022, Sagent completed a transaction with a third party for the contribution from and the sale by such third party to Sagent of certain intangible and tangible personal property rights, resulting in a dilution of the Company’s ownership interest in Sagent. As a result of the transaction, the Company recognized a net pre-tax gain of $80 million within income (loss) from investments in unconsolidated affiliates, with related tax expense of $19 million recorded through the income tax provision, in the consolidated statement of income for the year ended December 31, 2022. The Company’s remaining noncontrolling ownership interest in Sagent continues to be accounted for as an equity method investment. The Company’s net investment in the Lending Joint Ventures was $49 million and $55 million at December 31, 2024 and 2023, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets. In addition, the Company maintains other strategic investments accounted for under the equity method. The Company's aggregate investment in such entities was $218 million and $254 million at December 31, 2024 and 2023, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
The Lending Joint Ventures maintain, as amended in April 2022, variable-rate term loan facilities with aggregate outstanding borrowings of $421 million in senior unsecured debt at December 31, 2024 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $35 million of aggregate outstanding borrowings on the revolving credit facilities at December 31, 2024. The Company has guaranteed the debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations (see Note 10).
The Company classifies distributions from its investments accounted for using the equity method in the consolidated statements of cash flows using the cumulative earnings approach. Under this approach, distributions received from unconsolidated affiliates are classified as cash flows from operating activities to the extent that the cumulative distributions do not exceed the cumulative earnings on the investment. To the extent the current period distribution exceeds the cumulative earnings on the investment, the distribution is considered a return of investment and is classified as cash flows from investing activities. The Company received cash distributions from unconsolidated affiliates of $99 million, $191 million and $211 million, of which $60 million, $136 million and $138 million were recorded as cash flows from investing activities in the Company’s consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022, respectively.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $250 million and $156 million at December 31, 2024 and 2023, respectively, and are primarily included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense, net in the consolidated statements of income for the period. Adjustments made to the values recorded for certain equity securities and net gains from sales of equity securities were $29 million during the year ended December 31, 2024, and were not significant during the years ended December 31, 2023 and 2022.
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
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $481 million and $443 million at December 31, 2024 and 2023, respectively. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2024, the Company estimates that it will recognize losses of approximately $6 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $101 million and $116 million at December 31, 2024 and 2023, respectively. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2024, the Company estimates that it will recognize approximately $13 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
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
The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

	December 31,
(In millions)	2024	2023
Currency
Euros	600	400
Singapore Dollars	841	751
Canadian Dollars	259	—
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
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cross-currency rate swap contracts	$32	$(29)	$(17)
Foreign currency-denominated debt	166	(177)	236
The Company recorded income tax impacts of $(66) million, $68 million and $(73) million for the years ended December 31, 2024, 2023 and 2022, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes and cross-currency rate swap contracts.
Fair Value Hedges
The Company maintains a fixed-to-fixed cross-currency rate swap contract, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes due in July 2025, and previously maintained fixed-to-fixed cross-currency rate swap contracts on the principal amount of a Euro-denominated intercompany note which was repaid in 2024.

The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

	December 31,
(In millions)	2024	2023
Currency
British Pounds	525	525
Euros	—	157
Net changes in the fair value of the cross-currency rate swaps ($8 million and $6 million loss for the years ended December 31, 2024 and 2023, respectively), along with the offsetting change in the fair value of the hedged notes, attributable to fluctuations in the respective foreign currency spot rates are recognized in other expense, net within the consolidated statements of income.
10. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 9) are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Contingent consideration related to certain of the Company’s acquisitions is estimated using the present value of a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The Company’s obligation to purchase a redeemable noncontrolling interest in one of its merchant alliance joint ventures (see Note 13) is measured at the estimated fair value of the minority interest. Such obligation will be settled at a future date through the distribution of certain merchant contracts to the minority partner. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value at December 31,
(In millions)	Classification	Fair Value Hierarchy	2024	2023
Assets
Forward exchange contracts designated as cash flow hedges	Prepaid expenses and other current assets	Level 2	$—	$2
Cross-currency rate swap contract designated as net investment hedge	Prepaid expenses and other current assets	Level 2	2	—
Cross-currency rate swap contract designated as fair value hedge	Other long-term assets	Level 2	—	3
Cross-currency rate swap contracts designated as net investment hedges	Other long-term assets	Level 2	6	—
Liabilities
Forward exchange contracts designated as cash flow hedges	Accounts payable and other current liabilities	Level 2	$6	$—
Cross-currency rate swap contract designated as fair value hedge	Accounts payable and other current liabilities	Level 2	12	—
Cross-currency rate swap contracts designated as net investment hedges	Accounts payable and other current liabilities	Level 2	9	—
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	2	—
Cross-currency rate swap contracts designated as fair value hedges	Other long-term liabilities	Level 2	—	1
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	17	61
Contingent consideration	Accounts payable and other current liabilities	Level 3	—	2
Obligation to purchase redeemable noncontrolling interest	Accounts payable and other current liabilities	Level 3	95	—
Contingent debt guarantee	Other long-term liabilities	Level 3	15	23
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $23.2 billion and $21.6 billion at December 31, 2024 and 2023, respectively, and the carrying value was $23.9 billion and $22.2 billion at December 31, 2024 and 2023, respectively.
Debt Guarantee Arrangements
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures (see Note 8), which are reported within other long-term liabilities in the consolidated balance sheets. In April 2022, the Lending Joint Ventures amended their respective term loans and revolving credit facilities, increasing aggregate borrowing capacity by $75 million and extending the maturity to April 2027. The Company elected to guarantee this incremental indebtedness, resulting in a pre-tax expense of $48 million related to such debt guarantee obligations, recorded within other expense, net in the consolidated statement of income and within other operating activities in the consolidated statement of cash flows, during the year ended December 31, 2022. The Company has provided aggregate guarantees of

$504 million associated with the debt of the Lending Joint Ventures and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $21 million and $31 million approximates the fair value at December 31, 2024 and 2023, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $18 million, $7 million and $12 million during the years ended December 31, 2024, 2023 and 2022, respectively, within other expense, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease ROU assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the years ended December 31, 2024, 2023 and 2022 is included in Note 8.
11. Leases
Company as Lessee
The Company primarily leases office space, data centers and equipment from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession or obtains control of the asset, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Many of the Company’s leases contain renewal options for varying periods, which can be exercised at the Company’s sole discretion. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The Company’s leases have remaining lease terms ranging from one month to 19 years.
The Company uses the right-of-use model to account for its leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. ROU assets are based on the lease liability and are increased by prepaid lease payments and decreased by lease incentives received. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the ROU assets and lease liabilities to the extent they are variable in nature. These variable lease costs are recognized as variable lease expenses when incurred. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes. The Company estimates contingent lease incentives when it is probable that the Company is entitled to the incentive at lease commencement. The Company elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with a term of 12 months or less are not recorded on the consolidated balance sheets; instead, lease payments are recognized as lease expense on a straight-line basis over the lease term. The depreciable life of the ROU assets and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option. The Company uses its incremental borrowing rate to discount future lease payments in the calculation of the lease liability and ROU asset based on the information available on the commencement date for each lease. The Company’s leases typically do not provide an implicit rate. The determination of the incremental borrowing rate requires judgment and is determined using the Company’s current unsecured borrowing rate, adjusted for various factors such as collateralization, currency and term to align with the terms of the lease.

Lease Balances

	December 31,
(In millions)	2024	2023
Assets
Operating lease assets (1)	$595	$628
Finance lease assets (2)	611	623
Total lease assets	$1,206	$1,251

Liabilities
Current:
Operating lease liabilities (1)	$116	$118
Finance lease liabilities (2)	209	187
Noncurrent:
Operating lease liabilities (1)	654	665
Finance lease liabilities (2)	417	430
Total lease liabilities	$1,396	$1,400
(1)     Operating lease assets are included within other long-term assets, and operating lease liabilities are included within accounts payable and other current liabilities (current portion) and other long-term liabilities (noncurrent portion) in the consolidated balance sheets.
(2)Finance lease assets are included within property and equipment, net and finance lease liabilities are included within short-term and current maturities of long-term debt (current portion) and long-term debt (noncurrent portion) in the consolidated balance sheets.
Components of Lease Cost

	Year Ended December 31,
(In millions)	2024	2023	2022
Operating lease cost (1)	$193	$185	$186
Finance lease cost: (2)
Amortization of right-of-use assets	210	189	169
Interest on lease liabilities	39	31	17
Total lease cost	$442	$405	$372
(1)Operating lease expense is included within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the consolidated statements of income. Operating lease expense includes approximately $51 million, $41 million and $38 million of variable lease costs during the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Finance lease expense is recorded as depreciation and amortization expense within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, and interest expense, net in the consolidated statements of income.

Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$124	$134	$131
Operating cash flows - finance leases	39	31	17
Financing cash flows - finance leases	264	207	183

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$105	$76	$109
Finance leases	221	279	234
Lease Term and Discount Rate

	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	10 years	10 years
Finance leases	4 years	4 years
Weighted-average discount rate:
Operating leases	3.1%	2.8%
Finance leases	5.3%	4.8%
Maturity of Lease Liabilities
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2024:

(In millions)
Year Ending December 31,	Operating Leases (1) (2)	Finance Leases (3)
2025	$133	$238
2026	137	202
2027	128	137
2028	97	72
2029	70	29
Thereafter	368	21
Total lease payments	933	699
Less: Interest	(163)	(73)
Present value of lease liabilities	$770	$626
(1)Operating lease payments include $42 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)Operating lease payments exclude $26 million of legally binding minimum lease payments for leases signed but not yet commenced. Operating leases that have been signed but not yet commenced are for real estate and will commence in 2025 with lease terms of up to 11 years.
(3)Finance lease payments exclude $226 million of legally binding minimum lease payments for leases signed but not yet commenced. Finance leases that have been signed but not yet commenced are for equipment and will commence in 2025 with lease terms of up to 7 years.

Company as Lessor
The Company owns certain POS terminal equipment which it leases to merchants. Leases are classified as operating or sales-type leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. The terms of the leases typically range from one month to four years. For operating leases, the minimum lease payments received are recognized as lease income on a straight-line basis over the lease term and the leased asset is included in property and equipment, net in the consolidated balance sheets and depreciated over its estimated useful life. For sales-type leases, selling profit is recognized at the commencement date of the lease to the extent the fair value of the underlying asset is different from its carrying amount. Selling profit is directly impacted by the Company’s estimate of the amount to be derived from the residual value of the asset at the end of the lease term. The residual value of the asset is computed using various assumptions, including the expected value of the underlying asset at the end of the lease term. Unearned income is recognized as interest income within product revenue over the lease term. For sales-type leases, the Company derecognizes the carrying amount of the underlying leased asset and recognizes a net investment in the leased asset in the consolidated balance sheets. The net investment in a leased asset is computed based on the present value of the minimum lease payments not yet received, along with the present value of the residual value of the asset less unearned interest income.
Components of Lease Income

	Year Ended December 31,
(In millions)	2024	2023	2022
Sales-type leases:
Selling profit (1)	$74	$56	$55
Interest income (1)	87	81	99
Operating lease income (2)	243	259	279
(1)Selling profit includes $213 million, $160 million and $147 million recorded within product revenue with a corresponding charge of $139 million, $104 million and $92 million recorded within cost of product in the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income is included within product revenue in the consolidated statements of income.
(2)Operating lease income includes a nominal amount of variable lease income and is included within product revenue in the consolidated statements of income for each of the years ended December 31, 2024, 2023 and 2022.
Components of Net Investment in Sales-Type Leases

	December 31,
(In millions)	2024	2023
Minimum lease payments	$520	$465
Residual values	22	20
Less: Unearned interest income	(185)	(177)
Net investment in leases (1)	$357	$308
(1)Net investments in leased assets are included within prepaid expenses and other current assets (current portion) and other long-term assets (noncurrent portion) in the consolidated balance sheets.

Maturities of Future Minimum Lease Payment Receivables
Future minimum lease payments receivable on sales-type leases were as follows at December 31, 2024:

(In millions)
Year Ending December 31,	Sales-Type Leases
2025	$196
2026	164
2027	110
2028	47
2029	3
Thereafter	—
Total minimum lease payments	$520
Lease Payment Receivables Portfolio
The Company accounts for lease payment receivables in connection with POS terminal equipment as a single portfolio. The Company recognizes an allowance for expected credit losses on lease payment receivables at the commencement date of the lease by considering the term, geography and internal credit risk ratings of such lease. The internal credit risk ratings are established based on lessee specific risk factors, such as FICO score, number of years the lessee has been in business and the nature of the lessee’s industry, which are considered indicators of the likelihood a lessee may default in the future. The allowance for estimated credit losses on lease payment receivables was $50 million at each of December 31, 2024 and 2023.
The Company determines delinquency status on lease payment receivables based on the number of calendar days past due. The Company considers lease payments that are 90 days or less past due as performing. Lease payments that are greater than 90 days past due are placed on non-accrual status in which interest income within product revenue is no longer recognized. Lease payment receivables are fully written off in the period they become delinquent greater than 180 days past due. Lease payment receivables that were determined to be on non-accrual status were nominal at each of December 31, 2024 and 2023.

12. Debt
The Company’s debt consisted of the following:

	December 31,
(In millions)	2024	2023
Short-term and current maturities of long-term debt:
Foreign lines of credit	$784	$442
Finance lease and other financing obligations	326	313
Total short-term and current maturities of long-term debt	$1,110	$755

Long-term debt:
2.750% senior notes due July 2024	$—	$2,000
3.850% senior notes due June 2025	900	900
2.250% senior notes due July 2025 (British Pound-denominated)	661	672
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	—
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	521	555
5.450% senior notes due March 2028	900	900
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	—
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	521	555
5.350% senior notes due March 2031	500	—
4.500% senior notes due May 2031 (Euro-denominated)	835	889
3.000% senior notes due July 2031 (British Pound-denominated)	661	672
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	—
5.150% senior notes due August 2034	900	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	221	418
Euro commercial paper notes	1,239	1,321
Revolving credit facility	115	74
Unamortized discount and deferred financing costs	(150)	(145)
Finance lease and other financing obligations	656	652
Total long-term debt	$23,730	$22,363

Annual maturities of the Company’s total debt were as follows at December 31, 2024:

(In millions)
Year Ending December 31,
2025	$1,110
2026	2,268
2027	5,606
2028	2,711
2029	3,046
Thereafter	10,249
Total principal payments	24,990
Unamortized discount and deferred financing costs	(150)
Total debt	$24,840
The Company was in compliance with all financial debt covenants during the year ended December 31, 2024.
Senior Notes
The Company has outstanding $21.6 billion of various fixed-rate senior notes, as described above. The indentures governing the Company’s senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem the senior notes, in whole or in part, at any time and from time to time, at the applicable redemption price. Interest on the Company’s U.S. dollar-denominated senior notes is paid semi-annually, while interest on its Euro- and British Pound-denominated senior notes is paid annually. The interest rate applicable to certain of the senior notes is subject to an increase of up to two percent in the event that the credit rating assigned to such notes is downgraded below investment grade.
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
At December 31, 2024, the 3.850% senior notes due in June 2025 and 2.250% senior notes due in July 2025 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis, and the ability to do so under its revolving credit facility.
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $221 million and $418 million at December 31, 2024 and 2023, respectively, with weighted average interest rates of 4.534% and 5.454%, respectively. Outstanding borrowings under the Euro program were $1.2 billion and $1.3 billion at December 31, 2024 and 2023, respectively, with weighted average interest rates of 3.115% and 4.029%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.

Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. Outstanding borrowings under the revolving credit facility were $115 million and $74 million at December 31, 2024 and 2023, respectively, with corresponding interest rates of 5.440% and 6.450%, respectively. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.
Foreign Lines of Credit
The Company maintains various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund merchant settlement advances associated with operations in Latin America. The following table provides a summary of the outstanding borrowings and weighted average interest rates of the Company’s foreign lines of credit and other borrowing arrangements by country at December 31:

	Outstanding Borrowings (in millions)		Weighted-Average Interest Rate
	2024	2023	2024	2023
Argentina	$597	$208	38.470%	121.581%
Brazil	94	123	12.976%	13.500%
Uruguay	49	55	9.766%	11.125%
Other	44	56	3.984%	4.912%
Total	$784	$442	31.695%	63.060%
Deferred Financing Costs
Deferred financing costs are amortized as a component of interest expense, net over the term of the underlying debt using the effective interest method. Deferred financing costs, primarily related to the Company’s senior notes, totaled $103 million and $94 million at December 31, 2024 and 2023, respectively, and are reported as a direct reduction of the related debt instrument in the consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facility are reported in other long-term assets in the consolidated balance sheets and totaled $5 million and $7 million at December 31, 2024 and 2023, respectively.
13. Redeemable Noncontrolling Interests
The minority partner in one of the Company’s merchant alliance joint ventures maintained a redeemable noncontrolling 1% interest which was presented outside of equity and carried at its estimated redemption value. The minority partner was entitled to a contractually determined share of the entity’s income, and the joint venture agreement contained redemption features whereby the interest held by the minority partner was redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within the Company’s control.
Effective June 2024, the Company and the merchant alliance joint venture minority partner mutually agreed to terminate the joint venture agreement on September 1, 2024. Under the provisions of the separation agreement, the Company redeemed the minority partner’s membership interest in exchange for a future distribution of certain merchant contracts. The redeemable noncontrolling interest was adjusted to reflect the estimated redemption value, with a corresponding adjustment recorded to additional paid-in capital within the consolidated statement of equity. Additionally, as the redeemable noncontrolling interest is now mandatorily redeemable, the Company’s obligation to satisfy the purchase of the interest has been reclassified as a current liability in the consolidated balance sheet (see Notes 1 and 10). The Company maintains an ongoing relationship with the former minority partner to provide processing and other support services following the termination of the joint venture agreement.

The following table presents a summary of the redeemable noncontrolling interest activity during the years ended December 31:

(In millions)	2024	2023
Balance at beginning of year	$161	$161
Distributions paid to redeemable noncontrolling interest	(13)	(26)
Share of income	13	26
Adjustment to estimated redemption value of redeemable noncontrolling interest	(66)	—
Reclassification to current liability	(95)	—
Balance at end of year	$—	$161
14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Year Ended December 31, 2024
Balance at December 31, 2023	$(78)	$(688)	$(17)	$(783)
Other comprehensive loss before reclassifications	(10)	(639)	(88)	(737)
Amounts reclassified from accumulated other comprehensive loss	9	—	98	107
Net current-period other comprehensive (loss) income	(1)	(639)	10	(630)
Balance at December 31, 2024	$(79)	$(1,327)	$(7)	$(1,413)

Year Ended December 31, 2023
Balance at December 31, 2022	$(103)	$(1,064)	$(22)	$(1,189)
Other comprehensive income before reclassifications	11	366	5	382
Amounts reclassified from accumulated other comprehensive loss	14	10	—	24
Net current-period other comprehensive income	25	376	5	406
Balance at December 31, 2023	$(78)	$(688)	$(17)	$(783)
15. Employee Benefit Plans
Defined Contribution Plans
The Company and its subsidiaries maintain defined contribution savings plans covering the majority of its employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries and the Company makes matching contributions, each subject to certain limitations. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, company matching and discretionary company contributions. Company matching contributions are 100% on the first 1% contributed and 50% on the next 4% contributed for eligible participants. Expenses for company contributions under these plans totaled $81 million, $78 million, and $79 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Defined Benefit Plans
The Company maintains frozen noncontributory defined benefit pension plans (collectively, the “Plans”) covering certain of its employees in the United Kingdom (“U.K.”), U.S., Germany and Austria, which provide benefits to eligible employees based on an employee’s average final compensation and years of service.
Effective September 30, 2023, the Company terminated its U.K. and U.S. defined benefit pension plans. In March 2024, the Company entered into a group annuity insurance contract to provide for the administration of future payments to eligible plan participants of the terminated U.K. plan. In connection with the buy-in of this insurance policy, the plan’s projected benefit obligation was remeasured to the value of the group annuity insurance contract, resulting in an unrecognized loss, net of tax, of approximately $63 million recorded in accumulated other comprehensive loss within the consolidated balance sheet.
Upon the settlement of the terminated plans, which was completed in the fourth quarter of 2024, the Company funded a plan termination liability shortfall for the U.S. defined benefit pension plans of $20 million and recognized a non-cash pre-tax pension settlement charge for the U.K. and U.S. terminated defined benefit pension plans of $147 million. The settlement charge, which includes $15 million of surplus excise tax and other administrative costs, was recorded within other expense, net in the consolidated statement of income. Qualifying participants of the terminated plans were provided with election options as to how and when to receive their accrued benefits, such as an immediate one-time lump sum payment or monthly annuity. The amount of accrued vested benefits to be received by participants was not impacted by the terminations of the plans.
Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Plans as of and for the years ended December 31:

	U.K. Plan		U.S. and Other Plans
(In millions)	2024	2023	2024	2023
Change in projected benefit obligations:
Balance at beginning of year	$(445)	$(418)	$(164)	$(169)
Interest cost	(21)	(21)	(8)	(8)
Actuarial loss	(25)	(5)	(1)	(1)
Benefits paid	25	26	12	14
Foreign currency translation	2	(27)	—	—
Settlement of terminated plans	464	—	147	—
Balance at end of year	$—	$(445)	$(14)	$(164)

Change in fair value of plan assets:
Balance at beginning of year	$589	$570	$124	$130
Actual return on plan assets	(44)	8	7	8
Company contribution	—	—	28	—
Benefits paid	(25)	(26)	(12)	(14)
Foreign currency translation	(3)	37	—	—
Settlement of terminated plans	(464)	—	(147)	—
Balance at end of year	$53	$589	$—	$124

Funded status of the plans (1)	$53	$144	$(14)	$(40)
(1)The Company expects to receive an approximate $40 million refund (net of excise tax) of residual surplus in the first quarter of 2025 related the terminated U.K. defined benefit pension plan.
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
The weighted-average rate assumptions used in the measurement of the Company’s projected benefit obligations and net periodic benefit expense as of and for the years ended December 31 were as follows:

	Projected Benefit Obligations		Net Periodic Benefit Expense
	2024	2023	2024	2023
Discount rate	3.31%	4.81%	4.81%	5.01%
Expected long-term return on plan assets	n/a	n/a	4.10%	4.74%
Plan Assets
Prior to its termination, the Company’s investment strategy for the U.K. plan was to allocate the assets into two pools: (i) liability-hedging assets whereby the focus was risk management, protection and insurance relative to the liability target invested in, but not limited to, money market funds, debt, U.K. government bonds and U.K. government index-linked bonds; and (ii) return-seeking assets whereby the focus was on return generation and taking risk in a controlled manner. Such assets included equities, government bonds, high-yield bonds, property, commodities or hedge funds. Prior to their termination, the Company’s investment strategy for the U.S. plans employed a total return investment approach whereby a diversified blend of equities and fixed-income investments were used to maximize the long-term return of plan assets for a prudent level of risk. The Company set an allocation mix necessary to support the underlying plan liabilities as influenced significantly by the demographics of the participants and the frozen nature of the plans.
Upon termination of these defined benefit pension plans, a modified investment allocation strategy was adopted for purposes of protecting the funded status of the respective plan assets subsequent to such terminations. The assets of the respective plans were invested exclusively in liability-hedging assets. Investment risk was measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.
The residual surplus assets carried and measured at fair value within the terminated U.K. plan at December 31, 2024 included $53 million of cash and cash equivalents (Level 1). The following table sets forth assets carried and measured at fair value on a recurring basis for the Plans at December 31, 2023:

(In millions)	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$27	$—	$—
Equity securities (2)	—	—	—
Fixed income securities (3)	312	—	—
Other investments (4)	269	6	—
Total investments at fair value	$608	$6	$—
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
In addition to the investments presented within the fair value hierarchy table above, the Plans’ assets included investments in various collective trusts that were measured at fair value using the net asset value per share (or its equivalent) practical expedient. Such investments totaled $99 million at December 31, 2023.

Net Periodic Benefit Cost
The components of net periodic benefit cost (income) were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Interest cost	$29	$29	$17
Expected return on plan assets	(24)	(26)	(18)
Net periodic benefit expense (income)	$5	$3	$(1)
16. Share-Based Compensation
The Company recognizes the fair value of share-based compensation awards granted to employees in cost of processing and services, cost of product, and selling, general and administrative expense in its consolidated statements of income.
The Company’s share-based compensation awards are typically granted in the first quarter of the year; however, grants may also occur throughout the year, and primarily consist of the following:
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
•Stock Options – The Company may grant stock options to employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant. Stock option grants generally vest over a three- or four-year period. All stock options expire ten years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period of the stock option award.
•Employee Stock Purchase Plan – The Company maintains an employee stock purchase plan that allows eligible employees to purchase a limited number of shares of common stock each quarter through payroll deductions at a discount of the closing price of the Company’s common stock on the last business day of each calendar quarter. The employee discount of 5% under the employee stock purchase plan is considered non-compensatory and therefore does not give rise to recognizable compensation cost.
The Company recognized $367 million, $342 million and $323 million of share-based compensation expense during the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the total remaining unrecognized compensation cost for restricted stock units and awards and performance share units, net of estimated forfeitures, of $341 million is expected to be recognized over a weighted-average period of 1.8 years. During the years ended December 31, 2024, 2023 and 2022, stock options to purchase 2.3 million, 2.4 million and 3.7 million shares, respectively, were exercised.

Share-Based Compensation Activity
A summary of restricted stock unit, restricted stock award and performance share unit activity is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Units and awards - December 31, 2023	5,419	$103.11	3,219	$104.09
Granted	2,333	151.53	359	175.17
Forfeited	(409)	121.20	(560)	102.36
Vested	(2,627)	103.76	(1,052)	102.06
Units and awards - December 31, 2024	4,716	$124.78	1,966	$116.62
In conjunction with certain acquisitions, the Company granted restricted stock units with performance vesting provisions to be measured over two and five years, which are presented as performance share units within the table above.
No stock option awards were granted during the years ended December 31, 2024, 2023 and 2022. A summary of stock option activity is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2023	3,865	$72.36
Granted	—	—
Forfeited	(10)	108.15
Exercised	(2,269)	60.10
Stock options outstanding - December 31, 2024	1,586	$89.65	4.07	$184
Stock options exercisable - December 31, 2024	1,586	$89.65	4.07	$184
The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2024	2023	2022
Total intrinsic value of stock options exercised	$212	$177	$226
Fair value of restricted stock units and awards vested	554	267	335
Income tax benefit from stock options exercised and restricted stock units and awards vested	175	101	109
Cash received from stock options exercised	56	62	105
At December 31, 2024, 18.0 million share-based awards were available for grant under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 0.3 million, 0.4 million and 0.5 million shares during the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, there were 22.7 million shares available for issuance under the employee stock purchase plan.

17. Income Taxes
The provision for income taxes is based on income before income taxes and income (loss) from investments in unconsolidated affiliates, as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
United States	$3,683	$3,342	$2,752
Foreign	823	556	161
Total	$4,506	$3,898	$2,913
The income tax provision was as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Components of income tax provision (benefit):
Current:
Federal	$831	$913	$802
State	242	148	175
Foreign	230	204	132
	1,303	1,265	1,109
Deferred:
Federal	(407)	(380)	(339)
State	(112)	(12)	(84)
Foreign	(143)	(119)	(135)
	(662)	(511)	(558)
Income tax provision	$641	$754	$551
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	2.6%	2.8%	2.5%
Foreign derived intangibles income deduction	—%	(0.4)%	(0.9)%
Excess tax benefit from share-based awards	(1.3)%	(0.8)%	(0.8)%
Sale of businesses and subsidiary restructuring	(0.2)%	(1.3)%	(2.2)%
Unrecognized tax benefits	—%	(0.2)%	(0.5)%
Nondeductible executive compensation	0.3%	0.2%	0.4%
Transferable federal tax credits (1)	(2.3)%	(1.4)%	—%
Non-cash impairment charge (see Note 8)	(2.9)%	—%	—%
Valuation allowance	(1.0)%	(0.6)%	(0.5)%
Other, net	(2.0)%	—%	(0.1)%
Effective income tax rate	14.2%	19.3%	18.9%
(1)     Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits during 2024 and 2023 from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the years ended December 31, 2024 and 2023. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and other current liabilities within the consolidated balance sheets at December 31, 2024 and 2023.

Significant components of deferred tax assets and liabilities consisted of the following:

	December 31,
(In millions)	2024	2023
Accrued expenses	$167	$193
Share-based compensation	93	122
Net operating loss and credit carry-forwards	586	642
Leasing liabilities	258	183
Other	215	252
Subtotal	1,319	1,392
Valuation allowance	(404)	(467)
Total deferred tax assets	915	925

Capitalized software development costs	(219)	(331)
Intangible assets	(1,728)	(2,047)
Property and equipment	(278)	(341)
Capitalized commissions	(108)	(112)
Investments in joint ventures	(392)	(562)
Leasing right-of-use assets	(220)	(144)
Other	(371)	(386)
Total deferred tax liabilities	(3,316)	(3,923)
Total	$(2,401)	$(2,998)
The Company maintained a valuation allowance of $404 million and $467 million at December 31, 2024 and 2023, respectively, against its deferred tax assets. Substantially all of the valuation allowance relates to certain foreign and state net operating loss carryforwards.
Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows:

	December 31,
(In millions)	2024	2023
Noncurrent assets	$76	$80
Noncurrent liabilities	(2,477)	(3,078)
Total	$(2,401)	$(2,998)
Noncurrent deferred tax assets are included in other long-term assets in the consolidated balance sheets at December 31, 2024 and 2023.
The following table presents the amounts of federal, state and foreign net operating loss carryforwards and foreign tax credit carryforwards:

	December 31,
(In millions)	2024	2023
Net operating loss carryforwards: (1)
Federal	$28	$86
State	2,829	3,074
Foreign	1,597	1,880
Foreign tax credit carryforwards	43	16
(1)At December 31, 2024, the Company had federal net operating loss carryforwards of $28 million, most of which do not expire, state net operating loss carryforwards of $2.8 billion, most of which expire in 2025 through 2044, and foreign net operating loss carryforwards of $1.6 billion, of which $65 million expire in 2025 through 2044, and the remainder of which do not expire.

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
Unrecognized tax benefits were as follows:

	December 31,
(In millions)	2024	2023	2022
Unrecognized tax benefits - Beginning of year	$84	$96	$124
Increases for tax positions taken during the current year	2	2	3
Increases for tax positions taken in prior years	4	8	—
Decreases for tax positions taken in prior years	—	(10)	(18)
Decreases for settlements	—	(3)	(2)
Lapse of the statute of limitations	(5)	(9)	(11)
Unrecognized tax benefits - End of year	$85	$84	$96
At December 31, 2024, unrecognized tax benefits of $50 million, net of federal and state benefits, would affect the effective income tax rate if recognized. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $7 million over the next twelve months as a result of possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statute of limitations in various state and foreign jurisdictions.
The Company classifies interest expense and penalties related to income taxes as components of its income tax provision. The income tax provision included interest expense and penalties on unrecognized tax benefits of $1 million in 2024, $2 million in 2023 and less than $1 million in 2022. Accrued interest expense and penalties related to unrecognized tax benefits totaled $16 million and $15 million at December 31, 2024 and 2023, respectively.
The Company’s U.S. federal income tax returns for 2023 and 2024, and tax returns in certain states and foreign jurisdictions for 2017 through 2024, remain subject to examination by taxing authorities.
18. Commitments and Contingencies
Litigation Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $43 million and $32 million at December 31, 2024 and 2023, respectively, related to its various legal proceedings. The Company’s estimate of the possible range of exposure for various legal proceedings in excess of amounts accrued is $0 million to approximately $120 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 5, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled $1.3 billion and $3.5 billion at December 31, 2024 and 2023, respectively.
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
19. Related Party Transactions
Merchant Alliances
A portion of the Company’s business is conducted through merchant alliances between the Company and certain financial institutions (see Note 8). A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance based on contractual pricing.
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $140 million, $177 million and $187 million during the years ended December 31, 2024, 2023 and 2022, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $21 million and $38 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at December 31, 2024 and 2023, respectively.
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
20. Business Segment Information
Following the Segment Realignment (see Note 1), the Company’s operations are comprised of two reportable segments, the Merchant segment and the Financial segment. The businesses in the Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; and pay-by-bank solutions. The business lines (operating segments) aggregated within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors, including Clover®, the Company's point-of-sale and business management platform for small business clients
•Enterprise – provides products and services to large businesses, including the Company’s integrated omnichannel operating system for enterprise clients
•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
The Company distributes the products and services in the Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements.
The businesses in the Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines (operating segments) aggregated within the Financial segment consist of the following:

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
The Company’s Chief Executive Officer (“CEO”), who is also the Company’s CODM, assesses segment performance and makes strategic decisions on the allocation of resources. Additionally, the Company’s CEO provides oversight on business leadership and corporate strategy to the executive leadership team, who manages the day to day operations of the various business lines.
The CODM uses reportable segment operating income to evaluate segment performance and allocate resources, primarily during the annual budget and forecasting processes. The CODM regularly reviews variances between forecasted and actual results in assessing earnings, operational efficiency and growth performance, and allocating resources including personnel and capital allocations, to each reportable segment. There are no intersegement revenues contained within the respective reportable segment revenues.
Operating results for each reportable segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Total
Year Ended December 31, 2024
Revenues:
Processing and services revenue	$8,557	$8,065
Product revenue	1,074	1,412
Reportable segment revenue	$9,631	$9,477	$19,108
Corporate and Other revenue (1)			1,348
Total Company revenue			$20,456
Expenses:
Personnel expenses (2)	1,298	1,949
Direct costs (3)	3,164	748
Depreciation and amortization expense	367	465
Other operating expense (4)	592	367
Allocations from Corporate and Other (5)	649	1,463

Reportable segment operating income	$3,561	$4,485	$8,046
Corporate and Other operating loss (6)			(2,167)
Interest expense, net			(1,195)
Other expense, net (7)			(178)
Income before income taxes and (loss) income from investments in unconsolidated affiliates			$4,506

	Reportable Segments
(In millions)	Merchant	Financial	Total
Year Ended December 31, 2023
Revenues:
Processing and services revenue	$7,637	$7,970
Product revenue	1,085	1,131
Reportable segment revenue	$8,722	$9,101	$17,823
Corporate and Other revenue (1)			1,270
Total Company revenue			$19,093
Expenses:
Personnel expenses (2)	1,321	2,010
Direct costs (3)	2,906	780
Depreciation and amortization expense	328	404
Other operating expense (4)	564	315
Allocations from Corporate and Other (5)	629	1,414

Reportable segment operating income	$2,974	$4,178	$7,152
Corporate and Other operating loss (6)			(2,138)
Interest expense, net			(976)
Other expense, net (7)			(140)
Income before income taxes and (loss) income from investments in unconsolidated affiliates			$3,898

Year Ended December 31, 2022
Revenues:
Processing and services revenue	$6,815	$7,621
Product revenue	1,068	1,060
Reportable segment revenue	$7,883	$8,681	$16,564
Corporate and Other revenue (1)			1,173
Total Company revenue			$17,737
Expenses:
Personnel expenses (2)	1,278	2,051
Direct costs (3)	2,637	712
Depreciation and amortization expense	271	346
Other operating expense (4)	647	432
Allocations from Corporate and Other (5)	609	1,334

Reportable segment operating income	$2,441	$3,806	$6,247
Corporate and Other operating loss (6)			(2,507)
Interest expense, net			(733)
Other expense, net (7)			(94)
Income before income taxes and (loss) income from investments in unconsolidated affiliates			$2,913
(1)Primarily includes postage reimbursements.
(2)Includes compensation and benefit costs of Company employees, as well as expenses paid to third parties for consulting and temporary help, net of capitalized software costs.
(3)Includes cost of goods sold, payments to distribution partners and other reselling costs.
(4)Includes data processing, facility, and marketing costs that are directly charged to the reportable segments.
(5)Represents centrally-managed costs, including sales, technology and administrative expenses, that are allocated to the reportable segments from Corporate and Other and are considered in the CODM’s evaluation of segment performance.
(6)Includes amortization of acquisition-related intangible assets; costs associated with acquisition and divestiture activity; unallocated corporate expenses; and gains or losses on sales of businesses.
(7)Includes foreign currency transaction gains and losses, gains or losses from a sale or change in fair value of investments in certain equity securities, amounts related to debt guarantee arrangements of certain equity method investments, and non-cash pension plan settlement charges.
Other significant items include:

	Year Ended December 31,
(In millions)	2024	2023	2022
Depreciation and amortization:
Merchant (1)	$429	$366	$297
Financial (1)	628	560	495
Corporate and Other (2)	2,081	2,236	2,420
Total Company	$3,138	$3,162	$3,212

Capital expenditures, including capitalized software and other intangibles:
Merchant	$552	$498	$500
Financial	614	525	509
Corporate and Other	403	365	470
Total Company	$1,569	$1,388	$1,479
(1)Includes amortization associated with commissions, residual buyouts and deferred conversion costs included within personnel expenses, direct costs and other operating expenses, respectively, in the segment operating results tables above.
(2)Primarily includes amortization of acquisition-related intangible assets, such as customer relationships, software/technology and trade names.
The Company does not evaluate the performance or allocate resources to its reportable segments using asset data. Long-lived assets, excluding goodwill and other intangibles, within the Company’s international regions comprised approximately 19% and 26% of total consolidated long-lived assets, excluding goodwill and other intangible assets, at December 31, 2024 and 2023, respectively.

Fiserv, Inc.
Schedule II — Valuation and Qualifying Accounts
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year ended December 31, 2024
Deferred tax asset valuation allowance	$467	15	(20)		(58)	$404
Year ended December 31, 2023
Deferred tax asset valuation allowance	$620	2	(125)	(1)	(30)	$467
Year ended December 31, 2022
Deferred tax asset valuation allowance	$697	33	(41)		(69)	$620

(1)The decrease in the deferred tax asset valuation allowance is primarily due to subsidiary restructurings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Fiserv, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill — Annual impairment test for one reporting unit — Refer to Note 1 and Note 7 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using both a discounted cash flow model and a market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions, which include assumptions related to revenue growth, margin growth, and discount rates. The goodwill balance was $36,584 million as of December 31, 2024. For all reporting units, the fair values exceeded the carrying values and therefore, no impairment was recognized.
The one reporting unit we identified as a critical audit matter, which maintains a recorded goodwill balance of $1.3 billion, has a fair value exceeding its carrying value as of the annual assessment of 29%. Revenue growth, margin growth, and discount rates for this reporting unit are sensitive to significant and long-term deterioration in the macroeconomic environment, industry or market conditions.
We identified goodwill for this reporting unit as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of this reporting unit and the sensitivity of operations to changes in the macroeconomic environment, industry or market conditions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having expertise in valuation, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue growth, margin growth, and selection of the discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue growth, margin growth, and the selection of discount rates for this reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of this reporting unit, specifically controls related to management’s forecasts and selection of the discount rates.
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
February 20, 2025

We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
(c)Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 20, 2025

Item 9B. Other Information
(b) Except as set forth below, during the three months ended December 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
On November 11, 2024, Adam Rosman, Chief Administrative Officer and Chief Legal Officer of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Rosman’s Rule 10b5-1 Trading Plan provides for the sale of up to 17,906 shares of common stock pursuant to one or more limit orders until February 27, 2027.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors – Who We Are,” “Our Board of Directors – How We Are Selected, Elected and Evaluated,” “Our Board of Directors – How We Are Organized – Our Committees – Audit Committee,” and “Compensation Discussion and Analysis – Additional Compensation Policies – Securities Trading Policy” in our definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.
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
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to the information set forth under the captions “Our Board of Directors – How We Are Paid,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Pay Ratio” in our definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Our Shareholders – Common Stock Ownership” in our definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days the close of the fiscal year ended December 31, 2024, is incorporated by reference herein.

Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2024.

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	3,583,029 (2)	94.15 (3)	18,013,195 (4)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total (5)	3,583,029 (2)	94.15 (3)	18,013,195 (4)
(1)Columns (a) and (c) of the table above do not include 4,540,827 unvested restricted stock units outstanding under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (the “Incentive Plan”) or 22,679,972 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan.
(2)Consists of options outstanding under the Incentive Plan; 1,966,382 shares subject to performance share units at the target award level under the Incentive Plan; and 173,778 shares subject to non-employee director deferred compensation notional units under the Incentive Plan.
(3)Represents the weighted-average exercise price of outstanding options under the Incentive Plan and does not take into account outstanding performance share units or non-employee director deferred compensation notional units under the Incentive Plan.
(4)Reflects the number of shares available for future issuance under the Incentive Plan.
(5)This table does not include 142,950 options outstanding under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (the “2007 First Data Plan”) and the First Data Corporation 2015 Omnibus Incentive Plan (the “2015 First Data Plan” and together with the 2007 First Data Plan, the “First Data Plans”) as of December 31, 2024 at a weighted-average exercise price of $44.27. We assumed the First Data Plans in connection with our acquisition of First Data Corporation on July 29, 2019 and converted certain outstanding First Data equity awards into corresponding equity awards relating to common stock of Fiserv, Inc. in accordance with an exchange ratio in the merger agreement. This table also does not include 1,318 shares of restricted stock and restricted stock units outstanding under the 2015 First Data Plan, as of December 31, 2024. No additional equity awards will be made under the First Data Plans.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information set forth under the captions “Our Board of Directors – How We Are Organized – Our Independence,” and “Our Board of Directors – How We Govern – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.
Item 14.     Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information set forth under the captions “Independent Registered Public Accounting Firm and Fees” and “Audit Committee Pre-Approval Policy” in our definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.
Exhibits
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Description of Securities of the Registrant (3)
4.2	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (5)
4.3	Thirteenth Supplemental Indenture, dated as of May 22, 2015, between Fiserv, Inc. and U.S. Bank National Association (6)
4.4	Fifteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, Inc. and U.S. Bank National Association (7)
4.5	Seventeenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.6	Eighteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.7	Nineteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.8	Twenty-First Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (9)
4.9	Twenty-Second Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (9)
4.10	Twenty-Third Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (9)
4.11	Twenty-Fourth Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (9)
4.12	Twenty-Fifth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (10)
4.13	Twenty-Sixth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (10)
4.14	Twenty-Seventh Supplemental Indenture, dated as of March 2, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (11)
4.15	Twenty-Eighth Supplemental Indenture, dated as of March 2, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (11)
4.16	Twenty-Ninth Supplemental Indenture, dated as of May 24, 2023, between Fiserv, Inc. and U.S. Bank and Trust Company, National Association (12)
4.17	Thirtieth Supplemental Indenture, dated as of August 21, 2023, between Fiserv, Inc. and U.S. Bank and Trust Company, National Association (13)
4.18	Thirty-First Supplemental Indenture, dated as of August 21, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (13)
4.19	Thirty-Second Supplemental Indenture, dated as of March 4, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (14)

4.20	Thirty-Third Supplemental Indenture, dated as of March 4, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (14)
4.21	Thirty-Fourth Supplemental Indenture, dated as of March 4, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (14)
4.22	Thirty-Fifth Supplemental Indenture, dated as of August 12, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (15)
4.23	Thirty-Sixth Supplemental Indenture, dated as of August 12, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (15)
4.24	Agency Agreement, dated as of July 1, 2019, by and among Fiserv, Inc., Elavon Financial Services DAC, UK Branch, and U.S. Bank National Association (9)
4.25	Agency Agreement, dated as of May 24, 2023, by and among Fiserv, Inc., Elavon Financial Services DAC, UK Branch, and U.S. Bank Trust Company, National Association (12)
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.
10.1	Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (16)*
Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan Forms of Award Agreements
10.2	- Form of Restricted Stock Unit Agreement (Non-Employee Director) (17)*
10.3	- Form of Restricted Stock Unit Agreement (Employee-SO)*
10.4	- Form of Restricted Stock Unit Agreement (Employee-ST)*
10.5	- Form of Restricted Stock Unit Agreement (Employee-N) (18)*
10.6	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director-LE) (17)*
10.7	- Form of First Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE) (19)*
10.8	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director - EE) (19)*
10.9	- Form of Second Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE/EE) (20)*
10.10	- Form of Stock Option Agreement (Employee-F) (21)*
10.11	- Form of Amendment to Stock Option Agreement (Employee-F) (22)*
10.12	- Form of Stock Option Agreement (Employee-E) (21)*
10.13	- Form of Stock Option Agreement (Employee-SO) (18)*
10.14	- Form of Stock Option Agreement (Employee-ST) (18)*
10.15	- Form of Performance Share Unit Agreement (Employee-SO)*
10.16	- Form of Performance Share Unit Agreement (Employee-ST) (18)*
10.17	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (23)*
2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates Forms of Award Agreements
10.18	- Form of Stock Option Agreement for Executive Committee Members (24)*
10.19	- Form of Stock Option Agreement for U.S. Employees effective for grants in or after January 2014 (24)*
10.20	First Data Corporation 2015 Omnibus Incentive Plan (23)*
First Data Corporation 2015 Omnibus Incentive Plan Forms of Award Agreements
10.21	- Form of Option Agreement for Management Committee and Directors (24)*
10.22	- Form of Option Grant Notice and Option Grant Agreement (24)*
10.23	Fiserv, Inc. Executive Severance and Change of Control Policy, effective August 10, 2021 (25)*
10.24	Fiserv, Inc. Executive Officer Cash Severance Policy (2)*
10.25	Employment Agreement, dated December 21, 2022, between Fiserv, Inc. and Frank J. Bisignano (26)*
10.26	Offer Letter, dated January 22, 2025, between Fiserv, Inc. and Michael P. Lyons (27)*
10.27	Fiserv, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan (4)*
10.28	Form of Non-Employee Director Indemnity Agreement (28)
10.29	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (20)*

10.30	Non-Employee Director Compensation Schedule (29)*
10.31	Credit Agreement, dated as of June 16, 2022, among Fiserv, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto (30)*
19.1	Fiserv, Inc. Securities Trading Policy
21.1	Significant Subsidiaries of Fiserv, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Fiserv, Inc. Compensation Recoupment Policy (3)
101.INS**	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____
*    This exhibit is a management contract or compensatory plan or arrangement.
**    Filed with this Annual Report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Balance Sheets at December 31, 2024 and 2023, (iv) the Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (vi) Notes to Consolidated Financial Statements, and (vii) the information included in Part I, Item 1C and Part II, Item 9B(b).
(1)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 27, 2018, and incorporated herein by reference.
(2)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2022, and incorporated herein by reference.
(3)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 22, 2024, and incorporated herein by reference.
(4)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2020, and incorporated herein by reference.
(5)Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333‑147309) filed on November 13, 2007, and incorporated herein by reference.
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
(14)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 4, 2024, and incorporated herein by reference.
(15)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 12, 2024, and incorporated herein by reference.
(16)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2018, and incorporated herein by reference.
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
(23)Previously filed as an exhibit to the Company’s Post-Effective Amendment No. 1 on Form S-8 to the Form S-4 Registration Statement of Fiserv, Inc. filed July 29, 2019, and incorporated herein by reference.
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
(27)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 23, 2025, and incorporated herein by reference.
(28)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.
(29)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2024, and incorporated herein by reference.
(30)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 21, 2022, and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2025.

FISERV, INC.

By:	/s/ Frank J. Bisignano
Frank J. Bisignano
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2025.

Name	Capacity

/s/ Frank J. Bisignano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Frank J. Bisignano

/s/ Robert W. Hau	Chief Financial Officer (Principal Financial Officer)
Robert W. Hau

/s/ Kenneth F. Best	Chief Accounting Officer (Principal Accounting Officer)
Kenneth F. Best

/s/ Henrique De Castro	Director
Henrique De Castro

/s/ Harry F. DiSimone	Director
Harry F. DiSimone

/s/ Lance M. Fritz	Director
Lance M. Fritz

/s/ Ajei Gopal	Director
Ajei Gopal

/s/ Wafaa Mamilli	Director
Wafaa Mamilli

/s/ Heidi G. Miller	Director
Heidi G. Miller

/s/ Doyle R. Simons	Director
Doyle R. Simons

/s/ Kevin M. Warren	Director
Kevin M. Warren

/s/ Charlotte Yarkoni	Director
Charlotte Yarkoni