Form 10-Q
period 2025-03-31
FISERV INC
filed 2025-04-25
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 18, 2025, there were 554,433,824 shares of common stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Processing and services (1)	$4,045	$4,000
Product	1,085	883
Total revenue	5,130	4,883
Expenses:
Cost of processing and services	1,389	1,354
Cost of product	684	651
Selling, general and administrative	1,682	1,697
Net gain on sale of other assets	(20)	—
Total expenses	3,735	3,702
Operating income	1,395	1,181
Interest expense, net	(331)	(261)
Other expense, net	(18)	(7)
Income before income taxes and loss from investments in unconsolidated affiliates	1,046	913
Income tax provision	(190)	(153)
Loss from investments in unconsolidated affiliates	(8)	(8)
Net income	848	752
Less: net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	(3)	17
Net income attributable to Fiserv, Inc.	$851	$735

Net income attributable to Fiserv, Inc. per share:
Basic	$1.52	$1.24
Diluted	$1.51	$1.24

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	561.3	590.9
Diluted	564.7	594.8
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $36 million and $40 million for the three months ended March 31, 2025 and 2024, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$848	$752
Other comprehensive income (loss):
Fair market value adjustment on derivatives	3	1
Reclassification adjustment for net realized losses (gains) on cash flow hedges included in cost of processing and services	2	(1)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	3	4
Tax impacts of derivatives	(2)	(1)
Unrealized loss on defined benefit pension plans (see Note 1)	—	(84)
Tax impacts of defined benefit pension plans	—	21
Foreign currency translation	197	(133)
Tax impacts of foreign currency translation	40	(31)
Total other comprehensive income (loss)	243	(224)
Comprehensive income	$1,091	$528
Less: net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	(3)	17
Less: other comprehensive income (loss) attributable to noncontrolling interests	17	(13)
Comprehensive income attributable to Fiserv, Inc.	$1,077	$524
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,177	$1,236
Trade accounts receivable, less allowance for doubtful accounts	3,935	3,725
Prepaid expenses and other current assets	3,646	3,087
Settlement assets	16,833	15,429
Total current assets	25,591	23,477
Property and equipment, net	2,427	2,374
Customer relationships, net	5,737	5,868
Other intangible assets, net	4,765	4,072
Goodwill	36,983	36,584
Contract costs, net	999	996
Investments in unconsolidated affiliates	1,538	1,506
Other long-term assets	2,362	2,299
Total assets	$80,402	$77,176
Liabilities and Equity
Accounts payable and other current liabilities	$4,339	$4,799
Short-term and current maturities of long-term debt	1,281	1,110
Contract liabilities	840	819
Settlement obligations	16,833	15,429
Total current liabilities	23,293	22,157
Long-term debt	27,016	23,730
Deferred income taxes	2,427	2,477
Long-term contract liabilities	263	263
Other long-term liabilities	882	863
Total liabilities	53,881	49,490
Commitments and Contingencies (see Note 18)
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	22,821	23,080
Accumulated other comprehensive loss	(1,187)	(1,413)
Retained earnings	24,426	23,575
Treasury stock, at cost, 228 million and 220 million shares, respectively	(20,184)	(18,182)
Total Fiserv, Inc. shareholders’ equity	25,884	27,068
Noncontrolling interests	637	618
Total equity	26,521	27,686
Total liabilities and equity	$80,402	$77,176
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$848	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	437	401
Amortization of acquisition-related intangible assets	331	373
Amortization of financing costs and debt discounts	11	11
Share-based compensation	124	86
Deferred income taxes	(37)	(24)
Net gain on sale of other assets	(20)	—
Loss from investments in unconsolidated affiliates	8	8
Distributions from unconsolidated affiliates	10	8
Non-cash foreign currency exchange loss	38	35
Other operating activities	9	(11)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(146)	3
Prepaid expenses and other assets	(465)	(315)
Contract costs	(72)	(57)
Accounts payable and other liabilities	(445)	(457)
Contract liabilities	17	18
Net cash provided by operating activities	648	831
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(335)	(420)
Payments for acquisition of businesses, net of cash acquired	(316)	—
Merchant cash advances, net	(243)	—
Distributions from unconsolidated affiliates	—	22
Purchases of investments	(32)	(3)
Proceeds from sale of investments	—	3
Other investing activities	1	1
Net cash used in investing activities	(925)	(397)
Cash flows from financing activities:
Debt proceeds	776	2,743
Debt repayments	(955)	(987)
Net borrowings from (repayments of) commercial paper and short-term borrowings	2,696	(484)
Payments of debt financing costs	—	(11)
Proceeds from issuance of treasury stock	24	39
Purchases of treasury stock, including employee shares withheld for tax obligations	(2,352)	(1,674)
Settlement activity, net	434	219
Distributions paid to noncontrolling interests and redeemable noncontrolling interest	—	(34)
Other financing activities	4	—
Net cash provided by (used in) financing activities	627	(189)
Effect of exchange rate changes on cash and cash equivalents	26	(17)
Net change in cash and cash equivalents	376	228
Cash and cash equivalents, beginning balance	2,993	2,963
Cash and cash equivalents, ending balance	$3,369	$3,191
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The Company maintains a majority controlling financial interest in certain entities, mostly related to consolidated merchant alliances (see Note 19). Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income (loss) attributable to noncontrolling interests and, in 2024, redeemable noncontrolling interest. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets. Additional information regarding the Company’s redeemable noncontrolling interest is included in Note 11 to the consolidated financial statements.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities of 90 days or less and are stated at cost in the consolidated balance sheets, which approximates market value. Cash and cash equivalents that are restricted from use due to contractual or legal restrictions are included in other long-term assets in the consolidated balance sheets. Cash and cash equivalents held on behalf of merchants and other payees are included in settlement assets in the consolidated balance sheets. The changes in settlement cash and cash equivalents are included in settlement activity, net within cash flows from financing activities in the consolidated statements of cash flows.

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

(In millions)	March 31, 2025	December 31, 2024	March 31, 2024
Cash and cash equivalents on the consolidated balance sheets	$1,177	$1,236	$1,214
Cash and cash equivalents included in settlement assets	2,190	1,756	1,975
Other restricted cash	2	1	2
Total cash and cash equivalents on the consolidated statements of cash flows	$3,369	$2,993	$3,191
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $70 million and $71 million at March 31, 2025 and December 31, 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Prepaid maintenance, postage and insurance	$321	$216
Other prepaid expenses	245	188
Total prepaid expenses (1)	566	404
Income tax receivables (2)	393	501
Clover Capital cash advances, net	396	381
Settlement advance cash payments	1,302	1,101
Other current assets	989	700
Total other current assets	3,080	2,683
Total prepaid expenses and other current assets	$3,646	$3,087
(1)Prepaid expenses represent advance payments for goods and services to be consumed in the future.
(2)Includes receivables associated with transferable federal tax credits (see Note 15).
The Company offers merchants advance access to capital, primarily through its Clover Capital program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under the Clover Capital program were $414 million and $397 million at March 31, 2025 and December 31, 2024, respectively. The Company maintained a reserve of $18 million and $16 million at March 31, 2025 and December 31, 2024, respectively, based on an estimate of uncollectible amounts.
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
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The amount of merchant collateral available to the Company was $576 million and $598 million at March 31, 2025 and December 31, 2024, respectively. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $28 million and $25 million for the three months ended March 31, 2025 and 2024, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchants’ payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and other current liabilities in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $40 million at both March 31, 2025 and December 31, 2024.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s operating segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2024 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values for each of the Company’s reporting units. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test for certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through March 31, 2025.
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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $18 million and $35 million for the three months ended March 31, 2025 and 2024, respectively, which is included within other expense, net in the consolidated statements of income.

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
Derivatives
Derivatives are entered into for periods consistent with related underlying exposures and are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a net investment hedge, changes in the fair value of the derivative, net of tax, are recorded in the foreign currency translation component of other comprehensive income (loss) until the sale or complete liquidation of the underlying net investment. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative are recorded in the same line item as the changes in the fair value of the hedged item and recognized in the consolidated statements of income. To the extent a derivative is not designated as a hedge, changes in fair value are recognized in the consolidated statements of income. The Company’s policy is to enter into derivatives with creditworthy institutions and not to enter into such derivatives for speculative purposes. Additional information regarding the Company’s derivatives and hedging instruments is included in Note 7 to the consolidated financial statements.
Defined Benefit Pension Plans
The Company maintained frozen noncontributory defined benefit pension plans covering certain of its employees in the U.S. and United Kingdom (“U.K.”), which were terminated in September 2023. In March 2024, the Company entered into a group annuity insurance contract to provide for the administration of future payments to eligible plan participants of the terminated U.K. plan. In connection with the buy-in of this insurance policy, the plan’s projected benefit obligation was remeasured to the value of the group annuity insurance contract, resulting in an unrecognized loss, net of tax, of approximately $63 million recorded in accumulated other comprehensive loss within the consolidated balance sheet at March 31, 2024.
Upon the settlement of the terminated plans, which was completed in the fourth quarter of 2024, the Company funded a plan termination liability shortfall for the U.S. defined benefit pension plan of $20 million and recognized a non-cash pre-tax pension settlement charge for the U.S. and U.K. plans of $147 million. The Company expects to receive a refund, net of excise tax, of approximately $40 million of residual surplus related to the U.K. plan in 2025.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended March 31,
(In millions)	2025	2024
Interest expense	$(339)	$(271)
Interest income	8	10
Interest expense, net	$(331)	$(261)
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances and expands the current annual and interim requirements on segment information disclosures. Under the new disclosure requirements, entities are required to disclose, on an annual and interim basis: significant segment expense categories and amounts for each reportable segment that are included in the reported measure of segment profit or loss and regularly provided to the chief operating decision maker (“CODM”); an aggregate amount and qualitative description of other segment items included in each reported measure of segment profit or loss for each reportable segment; measures of a segment’s profit or loss that are used by the CODM to assess segment performance and decide how to allocate resources; and disclosure of the title and position of the individual or the name of the group identified as the CODM. For public entities, the provisions within ASU 2023-07 are to be applied retrospectively for all comparative periods and were effective for fiscal years beginning after December 15, 2023, and for interim periods of fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective for the year ended December 31, 2024, with retrospective application of the additional segment information for the years ended December 31, 2023 and 2022. Additional information regarding the Company’s reportable segments, including the application of the provisions of ASU 2023-07 for the three months ended March 31, 2025 and 2024, is included in Note 20 to the consolidated financial statements.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant and the Financial reportable segments (see Note 20). The table below presents the Company’s revenue disaggregated by business line, including a reconciliation with its reportable segments. The Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned in the U.S., with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 14% and 15% of total revenue for the three months ended March 31, 2025 and 2024, respectively.

(In millions)	Three Months Ended March 31,
Revenue by Business Line	2025	2024
Small Business	$1,594	$1,488
Enterprise	502	463
Processing	276	302
Total Merchant Solutions segment revenue	$2,372	$2,253
Digital Payments	$995	$920
Issuing	814	761
Banking	608	604
Total Financial Solutions segment revenue	$2,417	$2,285
Corporate and Other	$341	$345
Total Revenue	$5,130	$4,883
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	March 31, 2025	December 31, 2024
Contract assets	$843	$832
Contract liabilities	1,103	1,082
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily relate to customer discounts (contract incentives) where revenue is recognized and payment of consideration under the contract is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $309 million of revenue during the three months ended March 31, 2025 that was included in the contract liabilities balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at March 31, 2025:

(In millions)
Year Ending December 31,
Remainder of 2025	$1,878
2026	2,038
2027	1,492
2028	969
Thereafter	986
The Company applies the optional exemption under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and does not disclose information about remaining performance obligations for account- and transaction-based processing fees that qualify for recognition under the as-invoiced practical expedient. These multi-year contracts contain variable consideration for stand-ready performance obligations for which the exact quantity and mix of transactions to be processed are contingent upon the customer’s request. The Company also applies the optional exemptions under ASC 606 and does not disclose information for variable consideration that is a sales-based or usage-based royalty promised in exchange for a license of intellectual property or that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service in a series. The amounts disclosed above as remaining performance obligations consist primarily of fixed or monthly minimum processing fees and maintenance fees under contracts with an original expected duration of greater than one year.

4. Acquisitions
Acquisitions were accounted for as business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Purchase price was allocated to the respective identifiable assets acquired and liabilities assumed based on the estimated fair values at the date of acquisitions. The results of operations for the following acquired businesses are included in the consolidated results of the Company from the respective dates of acquisition. Pro forma information for these acquired businesses is not provided because they did not have a material effect, individually or in the aggregate, on the Company’s consolidated results of operations.
Acquisition of Payfare
On March 2, 2025, the Company acquired Payfare, Inc. (“Payfare”), a Canada-based provider of program management solutions powering instant access to earnings and banking solutions for workforces, for a purchase price, including deferred payments, of $95 million, net of $46 million of acquired cash. Payfare is included within the Financial Solutions (“Financial”) segment and expands the Company’s embedded finance capabilities.
The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets, including acquired software and technology, of approximately $37 million with an estimated useful life of 7 years, $55 million of goodwill and $49 million of other net assets, including acquired cash. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by further enhancing the Company’s finance solutions in embedded banking, payments and lending for large enterprises and financial institutions.
Acquisition of CCV
On March 18, 2025, the Company acquired CCV Group B.V. (“CCV”), a Netherlands-based supplier of point-of sale (“POS”) payment solutions, for $229 million, net of $26 million of acquired cash. CCV is included within the Merchant Solutions (“Merchant”) segment and expands the Company’s network of payment solutions.
The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets, including customer relationships, of approximately $96 million with an estimated useful life of 5 years, $121 million of goodwill and $38 million of other net assets, including acquired cash. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by enabling the Company’s ability to accelerate the deployment of its Clover POS and business management platform, providing enhanced capabilities and innovation to an expansive combined merchant and partner base across Europe.

5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2025
Customer relationships	$14,670	$8,933	$5,737
Acquired software and technology	1,955	1,188	767
Trade names	629	417	212
Purchased software	1,379	401	978
Capitalized software and other intangibles	4,370	1,562	2,808
Total	$23,003	$12,501	$10,502

December 31, 2024
Customer relationships	$14,488	$8,620	$5,868
Acquired software and technology	1,935	1,159	776
Trade names	635	410	225
Purchased software	1,019	517	502
Capitalized software and other intangibles	3,974	1,405	2,569
Total	$22,051	$12,111	$9,940
Amortization expense associated with the above identifiable intangible assets was $559 million and $534 million for the three months ended March 31, 2025 and 2024, respectively.
6. Investments in Unconsolidated Affiliates
The Company maintains investments in various affiliates that are accounted for as equity method investments, the most significant of which are related to the Company’s merchant alliances. The Company’s share of net income or loss from these investments is reported within income (loss) from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. The Company reviews its equity method investments each reporting period for indications of an other-than-temporary decline in value, including any significant changes in business relationships with merchant alliances. A decline in value of an equity method investment determined to be other-than-temporary is recorded as a current-period impairment charge within income (loss) from investments in unconsolidated affiliates in the consolidated statements of income.
Merchant Alliances
The Company maintains ownership interests in various merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the merchant alliance and charges fees to the alliance based on contractual pricing (see Note 19). The Company’s investment in its merchant alliances was $1.2 billion at both March 31, 2025 and December 31, 2024, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
The Company maintained a 40% ownership interest in the Wells Fargo Merchant Services merchant alliance (“WFMS”), which was accounted for as an equity method investment. The Company acquired its ownership, at fair value, in WFMS through its 2019 acquisition of First Data Corporation. In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided the Company with a notice of non-renewal for WFMS. Upon the expiration of the joint venture on April 1, 2025, the Company received a cash payment of $453 million, which is subject to adjustment in the second quarter of 2025 upon completion of the contractual valuation and separation process.

During the year ended December 31, 2024, the Company recorded a $595 million non-cash impairment as a result of an other-than-temporary decline in the fair value of its equity method investment in WFMS within loss from investments in unconsolidated affiliates, with the related tax benefit of $129 million recorded through the income tax provision, in the consolidated statement of income. The Company recorded an initial pre-tax impairment charge of $570 million in the third quarter of 2024 based upon the Company’s estimate of the fair value of its portion of WFMS. An additional $25 million pre-tax impairment charge was recorded in the fourth quarter of 2024 based upon the expected cash payment, as determined in accordance with the contractual valuation and separation process.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $259 million and $250 million at March 31, 2025 and December 31, 2024, respectively, and are primarily included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense, net in the consolidated statements of income for the period. Adjustments made to the values recorded for certain equity securities and net gains from sales of equity securities were not significant during the three months ended March 31, 2025, and were $21 million during the three months ended March 31, 2024.
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
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $449 million and $481 million at March 31, 2025 and December 31, 2024, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2025, the Company estimates that it will recognize losses of approximately $3 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $98 million and $101 million at March 31, 2025 and December 31, 2024, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2025, the Company estimates that it will recognize approximately $13 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
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

The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

(In millions)	March 31, 2025	December 31, 2024
Currency
Euros	600	600
Singapore Dollars	841	841
Canadian Dollars	267	259
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
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Cross-currency rate swap contracts	$(21)	$16
Foreign currency-denominated debt	(97)	77
The Company recorded income tax impacts of $40 million and $(31) million during the three months ended March 31, 2025 and 2024, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes and cross-currency rate swap contracts.
Fair Value Hedges
The Company maintains a fixed-to-fixed cross-currency rate swap contract in the notional amount of 525 million British Pounds, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes due in July 2025, and previously maintained fixed-to-fixed cross-currency rate swap contracts on the principal amount of a Euro-denominated intercompany note, which was repaid in 2024. Net changes in the fair value of the cross-currency rate swaps ($20 million gain and $2 million loss for the three months ended March 31, 2025 and 2024, respectively), along with the offsetting change in the fair value of the hedged notes, attributable to fluctuations in the respective foreign currency spot rates are recognized in other expense, net within the consolidated statements of income.
8. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 7) are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. The Company’s obligation to purchase a redeemable noncontrolling interest in one of its merchant alliance joint ventures (see Note 11) is measured at the estimated fair value of the minority interest. Such obligation will be settled in 2025 through the distribution of certain merchant contracts to the minority partner. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Assets
Cross-currency rate swap contract designated as net investment hedge	Prepaid expenses and other current assets	Level 2	$1	$2
Cross-currency rate swap contract designated as fair value hedge	Prepaid expenses and other current assets	Level 2	7	—
Cross-currency rate swap contracts designated as net investment hedges	Other long-term assets	Level 2	1	6
Liabilities
Cross-currency rate swap contract designated as fair value hedge	Accounts payable and other current liabilities	Level 2	$—	$12
Cross-currency rate swap contracts designated as net investment hedges	Accounts payable and other current liabilities	Level 2	14	9
Forward exchange contracts designated as cash flow hedges	Accounts payable and other current liabilities	Level 2	3	6
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	—	2
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	35	17
Obligation to purchase redeemable noncontrolling interest	Accounts payable and other current liabilities	Level 3	95	95
Contingent debt guarantee	Other long-term liabilities	Level 3	12	15
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $26.1 billion and $23.2 billion at March 31, 2025 and December 31, 2024, respectively, and the carrying value was $26.7 billion and $23.9 billion at March 31, 2025 and December 31, 2024, respectively.
Debt Guarantee Arrangements
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. The Company’s net investment in the Lending Joint Ventures was $72 million and $49 million at March 31, 2025 and December 31, 2024, respectively. The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $415 million in senior unsecured debt at March 31, 2025 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $28 million of aggregate outstanding borrowings on the revolving credit facilities at March 31, 2025. The Company has guaranteed the debt of the Lending Joint Ventures.
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures, which are reported within other long-term liabilities in the consolidated balance sheets. The Company has provided aggregate guarantees of $498 million associated with the debt of the Lending Joint Ventures and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $19 million and $21 million approximates the fair value at March 31, 2025 and December 31, 2024, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $5 million and $4 million during the three months ended March 31, 2025 and 2024, respectively, within other expense, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the three months ended March 31, 2025 and 2024 is included in Note 6 to the consolidated financial statements.
9. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Trade accounts payable	$663	$511
Client deposits	992	985
Transferable federal tax credits (see Note 15)	256	866
Accrued compensation and benefits	277	296
Accrued taxes	295	261
Accrued interest	224	335
Accrued payment network fees	307	253
Operating lease liabilities	118	116
Accrued professional fees	92	102
Obligation to purchase redeemable noncontrolling interest (see Note 11)	95	95
Other accrued expenses	1,020	979
Total	$4,339	$4,799

10. Debt
The Company’s debt consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Short-term and current maturities of long-term debt:
Foreign lines of credit	$856	$784
Finance lease and other financing obligations	425	326
Total short-term and current maturities of long-term debt	$1,281	$1,110

Long-term debt:
3.850% senior notes due June 2025	$900	$900
2.250% senior notes due July 2025 (British Pound-denominated)	680	661
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	540	521
5.450% senior notes due March 2028	900	900
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	540	521
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	864	835
3.000% senior notes due July 2031 (British Pound-denominated)	680	661
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
5.150% senior notes due August 2034	900	900
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	2,841	221
Euro commercial paper notes	1,283	1,239
Revolving credit facility	72	115
Unamortized discount and deferred financing costs	(150)	(150)
Finance lease and other financing obligations	1,216	656
Total long-term debt	$27,016	$23,730
The Company was in compliance with all financial debt covenants during the three months ended March 31, 2025.
Senior Notes
In August 2024, the Company completed the public offering and issuance of $1.75 billion of senior notes, comprised of $850 million aggregate principal amount of 4.750% senior notes due in March 2030 and $900 million aggregate principal amount of 5.150% senior notes due in August 2034. Interest on these senior notes is paid semi-annually. The Company used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of the Company’s commercial paper notes and for share repurchases.
In March 2024, the Company completed the public offering and issuance of $2.0 billion of senior notes, comprised of $750 million aggregate principal amount of 5.150% senior notes due in March 2027, $500 million aggregate principal amount of 5.350% senior notes due in March 2031 and $750 million aggregate principal amount of 5.450% senior notes due in March 2034. Interest on these senior notes is paid semi-annually. The Company used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of the Company’s commercial paper notes and for share repurchases, and in July 2024, the repayment of a portion of its 2.750% senior notes.
At March 31, 2025, the 3.850% senior notes due in June 2025 and 2.250% senior notes due in July 2025 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis, and the ability to do so under its revolving credit facility.
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
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $2.8 billion and $221 million at March 31, 2025 and December 31, 2024, respectively, with weighted average interest rates of 4.652% and 4.534%, respectively. Outstanding borrowings under the Euro program were $1.3 billion and $1.2 billion at March 31, 2025 and December 31, 2024, respectively, with weighted average interest rates of 2.584% and 3.115%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. Outstanding borrowings under the revolving credit facility were $72 million and $115 million at March 31, 2025 and December 31, 2024, respectively, with a corresponding interest rate of 5.440% at both March 31, 2025 and December 31, 2024. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.

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

	Outstanding Borrowings (in millions)		Weighted-Average Interest Rate
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Argentina	$554	$597	33.407%	38.470%
Brazil	227	94	14.947%	12.976%
Uruguay	49	49	8.971%	9.766%
Other	26	44	2.662%	3.984%
Total	$856	$784	26.195%	31.695%
11. Redeemable Noncontrolling Interest
The minority partner in one of the Company’s merchant alliance joint ventures maintained a redeemable noncontrolling 1% interest which was presented outside of equity and carried at its estimated redemption value. The minority partner was entitled to a contractually determined share of the entity’s income, and the joint venture agreement contained redemption features whereby the interest held by the minority partner was redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that was not solely within the Company’s control.
Effective June 2024, the Company and the merchant alliance joint venture minority partner mutually agreed to terminate the joint venture agreement on September 1, 2024. Under the provisions of the separation agreement, the Company redeemed the minority partner’s membership interest in exchange for a future distribution in 2025 of certain merchant contracts. The redeemable noncontrolling interest was adjusted to reflect the estimated redemption value, with a corresponding adjustment recorded to additional paid-in capital. Additionally, as the redeemable noncontrolling interest is now mandatorily redeemable, the Company’s obligation to satisfy the purchase of the interest has been reclassified as a current liability in the consolidated balance sheet (see Notes 8 and 9). The Company maintains an ongoing relationship with the former minority partner to provide processing and other support services following the termination of the joint venture agreement.
The following table presents a summary of the redeemable noncontrolling interest activity, prior to the September 2024 termination of the merchant alliance joint venture, during the three months ended March 31, 2024:

(In millions)
Balance at beginning of period	$161
Distributions paid to redeemable noncontrolling interest	(7)
Share of income	6
Balance at end of period	$160
12. Equity
The following tables provide changes in equity during the three months ended March 31, 2025 and 2024:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2025	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	784	220	$8	$23,080	$(1,413)	$23,575	$(18,182)	$618	$27,686
Net income						851		(3)	848
Other comprehensive income					226			17	243
Share-based compensation				124					124
Shares issued under stock plans		(2)		(383)			162		(221)
Purchases of treasury stock		10					(2,164)		(2,164)
Capital contribution from noncontrolling interest								5	5
Balance at March 31, 2025	784	228	$8	$22,821	$(1,187)	$24,426	$(20,184)	$637	$26,521

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2024	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at December 31, 2023	784	190	$8	$23,103	$(783)	$20,444	$(12,915)	$651	$30,508
Net income (1)						735		11	746
Distributions paid to noncontrolling interests (2)								(27)	(27)
Other comprehensive loss					(211)			(13)	(224)
Share-based compensation				86					86
Shares issued under stock plans		(2)		(328)			174		(154)
Purchases of treasury stock		10					(1,512)		(1,512)
Balance at March 31, 2024	784	198	$8	$22,861	$(994)	$21,179	$(14,253)	$622	$29,423

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
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended March 31, 2025
Balance at December 31, 2024	$(79)	$(1,327)	$(7)	$(1,413)
Other comprehensive income before reclassifications	2	220	—	222
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4
Net current-period other comprehensive income	6	220	—	226
Balance at March 31, 2025	$(73)	$(1,107)	$(7)	$(1,187)

Three Months Ended March 31, 2024
Balance at December 31, 2023	$(78)	$(688)	$(17)	$(783)
Other comprehensive income (loss) before reclassifications (see Note 1)	1	(151)	(63)	(213)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income (loss)	3	(151)	(63)	(211)
Balance at March 31, 2024	$(75)	$(839)	$(80)	$(994)
14. Share-Based Compensation
The Company recognized $124 million and $86 million of share-based compensation expense during the three months ended March 31, 2025 and 2024, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year; however, grants may also occur throughout the year. At March 31, 2025, the total remaining unrecognized compensation cost for restricted stock units and awards and performance share units, net of estimated forfeitures, of $584 million is expected to be recognized over a weighted-average period of 2.1 years.
A summary of restricted stock unit, restricted stock award and performance share unit activity during the three months ended March 31, 2025 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2024	4,716	$124.78	1,966	$116.62
Granted	1,479	230.06	417	268.84
Forfeited	(56)	142.19	(100)	103.54
Vested	(2,093)	118.02	(409)	97.21
Units and awards - March 31, 2025	4,046	$166.53	1,874	$143.73

A summary of stock option activity during the three months ended March 31, 2025 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2024	1,586	$89.65
Exercised	(597)	92.74
Stock options outstanding - March 31, 2025	989	$87.79	3.80	$132
Stock options exercisable - March 31, 2025	989	$87.79	3.80	$132
15. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Income tax provision	$190	$153
Effective income tax rate	18.2%	16.7%
The income tax provision as a percentage of income before income taxes and loss from investments in unconsolidated affiliates was 18.2% and 16.7% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate for both the three months ended March 31, 2025 and 2024 included discrete tax benefits from equity compensation.
Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit during both the three months ended March 31, 2025 and 2024. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and other current liabilities within the consolidated balance sheets at March 31, 2025 and December 31, 2024.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $82 million at March 31, 2025. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $5 million over the next twelve months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of March 31, 2025, the Company’s U.S. federal income tax returns for 2023 and 2024, and tax returns in certain states and foreign jurisdictions for 2017 through 2024, remain subject to examination by taxing authorities.
16. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	561.3	590.9
Common stock equivalents	3.4	3.9
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	564.7	594.8
For the three months ended March 31, 2025 and 2024, restricted stock units for 688 thousand and 38 thousand shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.

17. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
(In millions)	2025	2024
Interest paid	$454	$335
Net income taxes paid	727	700
Treasury stock purchases settled after the balance sheet date	39	47
Software obtained under financing arrangements	513	96
Hardware obtained under financing arrangements	70	—
Right-of-use assets obtained in exchange for lease liabilities - operating leases	23	33
Right-of-use assets obtained in exchange for lease liabilities - finance leases	214	58
18. Commitments and Contingencies
Litigation Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $32 million and $43 million at March 31, 2025 and December 31, 2024, respectively, related to its various legal proceedings. The Company’s estimate of the possible range of exposure for various legal proceedings in excess of amounts accrued is $0 million to approximately $120 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled $755 million and $1.3 billion at March 31, 2025 and December 31, 2024, respectively.
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
19. Related Party Transactions
Merchant Alliances
A portion of the Company’s business is conducted through merchant alliances between the Company and certain financial institutions (see Note 6). A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance based on contractual pricing.
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $32 million and $40 million for the three months ended March 31, 2025 and 2024, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $28 million and $21 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively.
20. Business Segment Information
The Company’s operations are comprised of two reportable segments, the Merchant segment and the Financial segment. The businesses in the Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; and pay-by-bank solutions. The business lines (operating segments) aggregated within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors, including Clover®, the Company’s POS and business management platform for small business clients
•Enterprise – provides products and services to large businesses, including the Company’s integrated omnichannel operating system for enterprise clients
•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
The Company distributes the products and services in the Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements.
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
The Company’s Chief Executive Officer, who is also the Company’s CODM, assesses segment performance and makes strategic decisions on the allocation of resources. Additionally, the Company’s Chief Executive Officer provides oversight on business leadership and corporate strategy to the executive leadership team, who manages the day to day operations of the various business lines.
The CODM uses reportable segment operating income to evaluate segment performance and allocate resources, primarily during the annual budget and forecasting processes. The CODM regularly reviews variances between forecasted and actual results in assessing earnings, operational efficiency and growth performance, and allocating resources including personnel and capital allocations, to each reportable segment. There are no intersegment revenues contained within the respective reportable segment revenues.

Operating results for each reportable segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended March 31, 2025
Revenues:
Processing and services revenue	$2,053	$1,992
Product revenue	319	425
Reportable segment revenue	$2,372	$2,417	$4,789
Corporate and Other revenue (1)			341
Total Company revenue			$5,130
Expenses:
Personnel expenses (2)	330	498
Direct costs (3)	823	189
Depreciation and amortization expense	96	122
Other operating expense (4)	147	88
Allocations from Corporate and Other (5)	166	372

Reportable segment operating income	$810	$1,148	$1,958
Corporate and Other operating loss (6)			(563)
Interest expense, net			(331)
Other expense, net (7)			(18)
Income before income taxes and loss from investments in unconsolidated affiliates			$1,046

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended March 31, 2024
Revenues:
Processing and services revenue	$2,010	$1,985
Product revenue	243	300
Reportable segment revenue	$2,253	$2,285	$4,538
Corporate and Other revenue (1)			345
Total Company revenue			$4,883
Expenses:
Personnel expenses (2)	356	488
Direct costs (3)	731	176
Depreciation and amortization expense	89	112
Other operating expense (4)	151	107
Allocations from Corporate and Other (5)	157	394

Reportable segment operating income	$769	$1,008	$1,777
Corporate and Other operating loss (6)			(596)
Interest expense, net			(261)
Other expense, net (7)			(7)
Income before income taxes and loss from investments in unconsolidated affiliates			$913
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
(7)Includes foreign currency transaction gains and losses, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain equity method investments.

Other significant items include:

	Three Months Ended March 31,
(In millions)	2025	2024
Depreciation and amortization:
Merchant (1)	$112	$102
Financial (1)	163	152
Corporate and Other (2)	504	531
Total Company	$779	$785

Capital expenditures, including capitalized software and other intangibles:
Merchant	$95	$145
Financial	145	137
Corporate and Other	95	138
Total Company	$335	$420
(1)Includes amortization associated with commissions, residual buyouts and deferred conversion costs included within personnel expenses, direct costs and other operating expenses, respectively, in the segment operating results tables above.
(2)Primarily includes amortization of acquisition-related intangible assets, such as customer relationships, software/technology and trade names.
The Company does not evaluate the performance of or allocate resources to its reportable segments using asset data.

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business, including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, taxes, trade policies and tariffs, a recession, bank failures, or intensified international hostilities, and the impact they may have on us and our employees, clients, vendors, supply chain, operations and sales; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our growth strategies; our ability to attract and retain key personnel; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
•Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2024 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2025 to the comparable period in 2024.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at March 31, 2025.
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
The businesses in our Merchant Solutions (“Merchant”) segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; software-as-a-service; POS devices; and pay-by-bank solutions. The business lines aggregated within the Merchant segment consist of the following:
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
The businesses in our Financial Solutions (“Financial”) segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines aggregated within the Financial segment consist of the following:
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
Acquisitions and Dispositions
We frequently review our businesses to ensure we have the necessary assets to execute our strategy. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps meet client demand; a way to achieve business scale that enables competition and operational efficiency; or similar considerations. We expect to divest businesses that are not in line with our market, product or financial strategies. The results of operations for the following acquired businesses are included in our consolidated results from the respective dates of acquisition.
Acquisitions of Businesses
On March 2, 2025, we acquired Payfare, Inc. (“Payfare”), a provider of program management solutions powering instant access to earnings and banking solutions for workforces. Payfare is included within the Financial segment and expands our embedded finance capabilities for large enterprises and financial institutions. On March 18, 2025, we acquired CCV Group B.V. (“CCV”), a supplier of POS payment solutions. CCV is included within the Merchant segment and expands our network of payment solutions, enabling our ability to accelerate the deployment of our Clover POS and business management platform across Europe. We acquired these businesses for an aggregate purchase price, including deferred payments, of approximately $324 million, net of $72 million of acquired cash.
Other Transactions
In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided us with a notice of non-renewal for the Wells Fargo Merchant Services merchant alliance (“WFMS”), which was accounted for as an equity method investment. Upon the expiration of the joint venture on April 1, 2025, we received a cash payment of $453 million, which is subject to adjustment in the second quarter of 2025 upon completion of the contractual valuation and separation process. In connection with the non-renewal of WFMS, we entered into a multi-year agreement with Wells Fargo to provide processing for current and future merchant clients as well as other services to Wells Fargo’s merchant business.
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
Our customers can use multiple solutions that span our merchant and financial institutions offerings. Our Merchant and Financial businesses put us at the intersection of commerce and banking, which allows us to discover new ways for these client segments to work together and create long-term growth opportunities for all parties.
Recent Market Conditions
Global macroeconomic conditions, including changing interest rates, inflation, disruptions in the global supply chain, changes in consumer spending, the effects of international hostilities, political conditions, regulations restricting trade or impacting our ability to offer products or services, and trade policies and tariffs, could have a material adverse effect on our business, results of operations and financial condition. A decline in personal consumption and consumer savings in the U.S. may also negatively impact our business and financial results. We actively monitor and manage our business in response to these unpredictable geopolitical and market conditions, as they may adversely impact our operations and financial results.
In addition, our operating results in certain foreign countries in which we operate may be adversely impacted by fluctuations in exchange rates for currencies other than the U.S. dollar, including the Euro, British Pound, Indian Rupee, Brazilian Real and Argentine Peso. The strengthening of the U.S. dollar against certain foreign currencies in countries in which we operate would negatively impact our revenue and earnings. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. While the majority of our revenue is earned in the U.S., we actively monitor the foreign exchange rate environment and may enter into derivative instruments and utilize other non-derivative hedging instruments with creditworthy institutions in an effort to manage these risks.
Changes in Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. For example, we estimate the fair values of identifiable assets acquired and liabilities assumed in connection with acquisitions of businesses and may record purchase accounting adjustments during the measurement period, which may be up to one year from the acquisition date. Additionally, we review the carrying value of goodwill for impairment by comparing the estimated fair values of our reporting units to their respective carrying values. Determining the fair value of a reporting unit involves judgement and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates, and future economic and market conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes. The unaudited financial results presented below have been affected by acquisitions, non-cash impairment charges, and foreign currency fluctuations.

	Three Months Ended March 31,
	2025	2024	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2025	2024	$	%
Revenue:
Processing and services	$4,045	$4,000	78.8%	81.9%	$45	1%
Product	1,085	883	21.2%	18.1%	202	23%
Total revenue	5,130	4,883	100.0%	100.0%	247	5%
Expenses:
Cost of processing and services	1,389	1,354	34.3%	33.9%	35	3%
Cost of product	684	651	63.0%	73.7%	33	5%
Sub-total	2,073	2,005	40.4%	41.1%	68	3%
Selling, general and administrative	1,682	1,697	32.8%	34.8%	(15)	(1)%
Net gain on sale of other assets	(20)	—	(0.4)%	—%	(20)	n/m
Total expenses	3,735	3,702	72.8%	75.8%	33	1%
Operating income	1,395	1,181	27.2%	24.2%	214	18%
Interest expense, net	(331)	(261)	(6.5)%	(5.3)%	70	27%
Other expense, net	(18)	(7)	(0.4)%	(0.1)%	11	n/m
Income before income taxes and loss from investments in unconsolidated affiliates	1,046	913	20.4%	18.7%	133	15%
Income tax provision	(190)	(153)	(3.7)%	(3.1)%	37	24%
Loss from investments in unconsolidated affiliates	(8)	(8)	(0.2)%	(0.2)%	—	—%
Net income	848	752	16.5%	15.4%	96	13%
Less: net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	(3)	17	(0.1)%	0.3%	(20)	n/m
Net income attributable to Fiserv, Inc.	$851	$735	16.6%	15.1%	$116	16%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended March 31,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2025	$2,372		$2,417		$341	$5,130
2024	2,253		2,285		345	4,883
Revenue growth	$119		$132		$(4)	$247
Revenue growth percentage	5%		6%			5%
Operating income (loss):
2025	$810		$1,148		$(563)	$1,395
2024	769		1,008		(596)	1,181
Operating income growth	$41		$140		$33	$214
Operating income growth percentage	5%		14%			18%
Operating margin:
2025	34.2%		47.5%			27.2%
2024	34.1%		44.1%			24.2%
Operating margin growth (1)	10	bps	340	bps		300	bps
(1)Represents the basis point growth in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $247 million, or 5%, in the first quarter of 2025 compared to 2024. The revenue increase was primarily driven by higher processing revenue across our businesses, partially offset by a 2% decrease due to foreign currency exchange rate fluctuations in the first quarter of 2025.
Revenue in our Merchant segment increased $119 million, or 5%, in the first quarter of 2025 compared to 2024. Small Business contributed 5% to Merchant segment revenue growth in the first quarter of 2025, driven by an increase in payment volumes, primarily from our Clover POS and business management platform. Small Business revenue growth also included increased Clover hardware offerings, and the expansion of our merchant relationships through value-added services. Additionally, Enterprise contributed 2% to Merchant segment revenue growth in the first quarter of 2025, primarily driven by transaction growth. Processing partially offset Merchant segment revenue growth in the first quarter of 2025, primarily driven by a $32 million decrease in termination fee revenue compared to the first quarter of 2024.
Revenue in our Financial segment increased $132 million, or 6%, in the first quarter of 2025 compared to 2024. Digital Payments contributed 3% to Financial segment revenue growth in the first quarter of 2025, driven by increased data sales, along with an increase in transaction volume, including growth in Zelle® transactions. Issuing contributed 2% to Financial segment growth, driven by an increase in active accounts in the first quarter of 2025. Banking revenue was relatively consistent with the first quarter of 2024.
Revenue at Corporate and Other decreased $4 million, or 1%, in the first quarter of 2025 compared to 2024, as pass-through postage revenue was relatively consistent with the first quarter of 2024.
Total Expenses
Total expenses increased $33 million, or 1%, and total expenses as a percentage of total revenue decreased 300 basis points to 72.8% in the first quarter of 2025 compared to 2024. Total expenses as a percentage of total revenue were favorably impacted by a reduction in amortization of acquisition-related intangible assets of approximately 70 basis points, expense management initiatives and revenue mix.
Cost of processing and services as a percentage of processing and services revenue increased to 34.3% in the first quarter of 2025 compared to 33.9% in the first quarter of 2024. Cost of processing and services as a percentage of processing and services revenue was impacted by a decrease in high margin termination fee revenue compared to the first quarter of 2024.

Cost of product as a percentage of product revenue decreased to 63.0% in the first quarter of 2025 compared to 73.7% in the first quarter of 2024. Cost of product as a percentage of product revenue in the first quarter of 2025 decreased primarily due to increased data sales in the first quarter of 2025, as data sales have a higher margin than other product revenue.
Selling, general and administrative expenses as a percentage of total revenue decreased to 32.8% in the first quarter of 2025 compared to 34.8% in the first quarter of 2024. Selling, general and administrative expenses as a percentage of total revenue was favorably impacted by a reduction in amortization of acquisition-related intangible assets of approximately 70 basis points, as well as expense management initiatives.
Operating Income and Operating Margin
Total operating income increased $214 million, or 18%, and total operating margin increased 300 basis points to 27.2% in the first quarter of 2025 compared to 2024. Total operating income and total operating margin benefited from scalable revenue growth and revenue mix.
Operating income in our Merchant segment increased $41 million, or 5%, and operating margin increased 10 basis points to 34.2% in the first quarter of 2025 compared to 2024. Operating income and operating margin growth in our Merchant segment were primarily due to operating leverage, partially offset by a of $32 million decrease in termination fee revenue compared to the first quarter of 2024.
Operating income in our Financial segment increased $140 million, or 14%, and operating margin increased 340 basis points to 47.5% in the first quarter of 2025 compared to 2024. Operating income and operating margin growth in our Financial segment were primarily due to increased data sales in the first quarter of 2025, and expense management initiatives.
The operating loss in Corporate and Other decreased $33 million in the first quarter of 2025 compared to 2024. The operating loss in the first quarter of 2025 was primarily due to a reduction of $38 million in amortization of acquisition-related intangible assets.
Interest Expense, Net
Interest expense, net increased $70 million, or 27%, in the first quarter of 2025 compared to the first quarter of 2024 due to higher outstanding borrowings under our U.S. dollar commercial paper program and our settlement advance cash program in Latin America, and as a result of our public offering and issuance of $1.75 billion of senior notes in August 2024.
Other Expense, Net
Other expense, net increased $11 million in the first quarter of 2025 compared to the first quarter of 2024. Other expense, net includes the remeasurement of monetary assets and liabilities for subsidiaries located in highly inflationary economies, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. The remeasurement of monetary assets and liabilities for subsidiaries located in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $18 million and $35 million for the three months ended March 31, 2025 and 2024, respectively. Other expense, net in the first quarter of 2024 also included $21 million related to a gain on the remeasurement of certain equity securities.
Income Tax Provision
The income tax provision as a percentage of income before income taxes and loss from investments in unconsolidated affiliates was 18.2% and 16.7% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate for both the three months ended March 31, 2025 and 2024 included discrete tax benefits from equity compensation. The first quarter of 2025 also included certain non-deductible expenses, resulting in a higher effective income tax rate compared to the first quarter of 2024.
Loss from Investments in Unconsolidated Affiliates
Our share of net loss from unconsolidated affiliates accounted for using the equity method is reported as loss from investments in unconsolidated affiliates, and the related tax benefit is reported within the income tax provision in the consolidated statements of income. Loss from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $8 million in both the first quarter of 2025 and 2024.
Net (Loss) Income Attributable to Noncontrolling Interests
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net (loss) income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $(3) million and $17 million in the first quarter of 2025 and 2024, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.51 and $1.24 in the first quarter of 2025 and 2024, respectively. In addition to the impacts to net income attributable to Fiserv, Inc. described above, our diluted weighted average outstanding shares were reduced by 5% in the first quarter of 2025 compared to the first quarter of 2024, due to our share repurchase program.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $1.2 billion, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $201 million (net of outstanding revolver borrowings and $5.8 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due within the next twelve months and letters of credit) at March 31, 2025.
The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2025	2024	$	%
Net income	$848	$752	$96
Depreciation and amortization	779	785	(6)
Share-based compensation	124	86	38
Deferred income taxes	(37)	(24)	(13)
Net gain on sale of other assets	(20)	—	(20)
Loss from investments in unconsolidated affiliates	8	8	—
Distributions from unconsolidated affiliates	10	8	2
Net changes in working capital and other	(1,064)	(784)	(280)
Net cash provided by operating activities	$648	$831	$(183)	(22)%
Capital expenditures, including capitalized software and other intangibles	$335	$420	$(85)	(20)%
Our operating cash flow was $648 million in the first three months of 2025, a decrease of 22% compared with $831 million in the first three months of 2024. This decrease was primarily attributable to higher working capital use compared to the first three months of 2024, including increased accounts receivable corresponding to revenue growth, payments for transferable tax credits, and timing of prepaid expenses.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, merchant cash advances, share repurchases, acquisitions and to repay debt rather than to pay dividends. Net merchant cash advances, primarily associated with our operations in Latin America, were $243 million during the first three months of 2025. These cash advances are funded through a combination of local operating cash and various short-term lines of credit. Our capital expenditures were approximately 7% and 9% of our total revenue for the first three months of 2025 and 2024, respectively.
Share Repurchases
We repurchased $2.2 billion and $1.5 billion of our common stock during the first three months of 2025 and 2024, respectively. On February 19, 2025 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. As of March 31, 2025, we had approximately 68.3 million shares remaining under our existing share repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.

Acquisitions
Acquisitions of Businesses
We acquired both Payfare and CCV in March 2025 for an aggregate purchase price, including deferred payments, of $324 million, net of $72 million of acquired cash. We funded these acquisitions by utilizing a combination of available cash and proceeds from the issuance of commercial paper. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Other Transactions
In the third quarter of 2024, Wells Fargo provided us with a notice of non-renewal for WFMS. Upon the expiration of the joint venture on April 1, 2025, we received a cash payment of $453 million, which is subject to adjustment in the second quarter of 2025 upon completion of the contractual valuation and separation process.

Indebtedness
Our debt consisted of the following at:

(In millions)	March 31, 2025	December 31, 2024
Short-term and current maturities of long-term debt:
Foreign lines of credit	$856	$784
Finance lease and other financing obligations	425	326
Total short-term and current maturities of long-term debt	$1,281	$1,110

Long-term debt:
3.850% senior notes due June 2025	$900	$900
2.250% senior notes due July 2025 (British Pound-denominated)	680	661
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	540	521
5.450% senior notes due March 2028	900	900
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	540	521
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	864	835
3.000% senior notes due July 2031 (British Pound-denominated)	680	661
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
5.150% senior notes due August 2034	900	900
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	2,841	221
Euro commercial paper notes	1,283	1,239
Revolving credit facility	72	115
Unamortized discount and deferred financing costs	(150)	(150)
Finance lease and other financing obligations	1,216	656
Total long-term debt	$27,016	$23,730

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
At March 31, 2025, our debt consisted primarily of $21.8 billion of fixed-rate senior notes and $4.1 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion.
At March 31, 2025, the 3.850% senior notes due in June 2025 and 2.250% senior notes due in July 2025 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis, and the ability to do so under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at March 31, 2025:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	26.195%	$856
U.S. dollar commercial paper notes	various	4.652%	2,841
Euro commercial paper notes	various	2.584%	1,283
Revolving credit facility	June 2027	5.440%	72
Total variable rate debt		7.787%	$5,052
We maintain various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund merchant settlement advances associated with operations in Latin America. The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at March 31, 2025:

	Outstanding Borrowings (in millions)	Weighted-Average Interest Rate
Argentina	$554	33.407%
Brazil	227	14.947%
Uruguay	49	8.971%
Other	26	2.662%
Total	$856	26.195%
Net merchant cash advances, including our Clover Capital program and settlement activity, during the first three months of 2025 were $243 million. We offer advanced funding of settlement activity associated with operations in Latin America by utilizing local operating cash and various short-term lines of credit. As we collect a portion of the corresponding receivables from card issuers over several months, in the event we are unable to continue to borrow in the Latin America overnight markets, we may fund future advances with our consolidated cash and cash equivalents and available capacity under our revolving credit facility.
We maintain unsecured U.S. dollar and Euro commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
We also maintain a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. Outstanding borrowings under the revolving credit facility were $72 million at March 31, 2025. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
During the first three months of 2025, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $415 million in senior unsecured debt at March 31, 2025 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $28 million of aggregate outstanding borrowings on the revolving credit facilities at March 31, 2025. We have guaranteed the debt of the Lending Joint Ventures. We maintained a liability of $19 million at March 31, 2025 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $12 million at March 31, 2025, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so, and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of 90 days or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets.
The table below details our cash and cash equivalents held at:

(In millions)	March 31, 2025	December 31, 2024
Available	$641	$665
Unavailable (1)	536	571
Total	$1,177	$1,236
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
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes to our quantitative and qualitative analyses about market risk during the three months ended March 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2025	2,166,917	$207.67	2,166,917	15,867,855
February 1-28, 2025	3,230,000	232.02	3,230,000	72,637,855
March 1-31, 2025	4,324,451	219.00	4,324,451	68,313,404
Total	9,721,368		9,721,368
(1)On February 19, 2025 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. These authorizations do not expire.
ITEM 5. OTHER INFORMATION
(c) During the three months ended March 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
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
______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) Notes to Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	April 25, 2025	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	April 25, 2025	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer