Form 10-Q
period 2025-06-30
FISERV INC
filed 2025-07-24
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
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
(262) 879-5000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FI	The New York Stock Exchange
1.125% Senior Notes due 2027	FI27	The New York Stock Exchange
1.625% Senior Notes due 2030	FI30	The New York Stock Exchange
3.000% Senior Notes due 2031	FI31	The New York Stock Exchange
4.500% Senior Notes due 2031	FI31A	The New York Stock Exchange
2.875% Senior Notes due 2028	FI/28C	The New York Stock Exchange
3.500% Senior Notes due 2032	FI/32	The New York Stock Exchange
4.000% Senior Notes due 2036	FI/36	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 18, 2025, there were 543,593,180 shares of common stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Processing and services (1)	$4,304	$4,140	$8,349	$8,140
Product	1,212	967	2,297	1,850
Total revenue	5,516	5,107	10,646	9,990
Expenses:
Cost of processing and services	1,412	1,343	2,801	2,697
Cost of product	694	639	1,378	1,290
Selling, general and administrative	1,711	1,697	3,393	3,394
Net loss (gain) on sale of other assets	3	—	(17)	—
Total expenses	3,820	3,679	7,555	7,381
Operating income	1,696	1,428	3,091	2,609
Interest expense, net	(365)	(285)	(696)	(546)
Other expense, net	(39)	(5)	(57)	(12)
Income before income taxes and loss from investments in unconsolidated affiliates	1,292	1,138	2,338	2,051
Income tax provision	(246)	(221)	(436)	(374)
Loss from investments in unconsolidated affiliates	(16)	(8)	(24)	(16)
Net income	1,030	909	1,878	1,661
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	4	15	1	32
Net income attributable to Fiserv, Inc.	$1,026	$894	$1,877	$1,629

Net income attributable to Fiserv, Inc. per share:
Basic	$1.86	$1.53	$3.38	$2.78
Diluted	$1.86	$1.53	$3.36	$2.76

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	550.8	582.7	556.1	586.8
Diluted	552.7	585.4	558.7	590.1
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $20 million and $36 million for the three months ended June 30, 2025 and 2024, respectively, and $56 million and $76 million for the six months ended June 30, 2025 and 2024, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,030	$909	$1,878	$1,661
Other comprehensive income (loss):
Fair market value adjustment on derivatives	1	1	4	2
Reclassification adjustment for net realized losses (gains) on cash flow hedges included in cost of processing and services	—	(1)	2	(2)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	4	4	7	8
Tax impacts of derivatives	(1)	(1)	(3)	(2)
Unrealized loss on defined benefit pension plans (see Note 1)	—	(21)	—	(105)
Tax impacts of defined benefit pension plans	—	5	—	26
Foreign currency translation	260	(187)	457	(320)
Tax impacts of foreign currency translation	98	(8)	138	(39)
Total other comprehensive income (loss)	362	(208)	605	(432)
Comprehensive income	$1,392	$701	$2,483	$1,229
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	4	15	1	32
Less: other comprehensive income (loss) attributable to noncontrolling interests	76	(5)	93	(18)
Comprehensive income attributable to Fiserv, Inc.	$1,312	$691	$2,389	$1,215
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$999	$1,236
Trade accounts receivable, less allowance for doubtful accounts	4,116	3,725
Prepaid expenses and other current assets	3,805	3,087
Settlement assets	17,554	15,429
Total current assets	26,474	23,477
Property and equipment, net	2,585	2,374
Customer relationships, net	5,538	5,868
Other intangible assets, net	4,880	4,072
Goodwill	37,465	36,584
Contract costs, net	1,005	996
Investments in unconsolidated affiliates	1,071	1,506
Other long-term assets	2,513	2,299
Total assets	$81,531	$77,176
Liabilities and Equity
Accounts payable and other current liabilities	$4,351	$4,799
Short-term and current maturities of long-term debt	1,528	1,110
Contract liabilities	885	819
Settlement obligations	17,554	15,429
Total current liabilities	24,318	22,157
Long-term debt	28,059	23,730
Deferred income taxes	2,189	2,477
Long-term contract liabilities	249	263
Other long-term liabilities	953	863
Total liabilities	55,768	49,490
Commitments and Contingencies (see Note 18)
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,004	23,080
Accumulated other comprehensive loss	(901)	(1,413)
Retained earnings	25,452	23,575
Treasury stock, at cost, 240 million and 220 million shares, respectively	(22,348)	(18,182)
Total Fiserv, Inc. shareholders’ equity	25,215	27,068
Noncontrolling interests	548	618
Total equity	25,763	27,686
Total liabilities and equity	$81,531	$77,176
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,878	$1,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	897	815
Amortization of acquisition-related intangible assets	673	744
Amortization of financing costs and debt discounts	22	22
Share-based compensation	215	185
Deferred income taxes	(215)	(207)
Net gain on sale of other assets	(17)	—
Loss from investments in unconsolidated affiliates	24	16
Distributions from unconsolidated affiliates	22	19
Non-cash foreign currency exchange losses	65	50
Other operating activities	(6)	(15)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(280)	(176)
Prepaid expenses and other assets	(612)	(420)
Contract costs	(121)	(104)
Accounts payable and other liabilities	(272)	(448)
Contract liabilities	40	30
Net cash provided by operating activities	2,313	2,172
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(814)	(768)
Payments for acquisition of businesses, net of cash acquired	(337)	—
Merchant cash advances, net	(539)	(451)
Distributions from unconsolidated affiliates	13	39
Purchases of investments	(41)	(35)
Proceeds from sale of investments	474	8
Other investing activities	(19)	—
Net cash used in investing activities	(1,263)	(1,207)
Cash flows from financing activities:
Debt proceeds	3,679	3,189
Debt repayments	(2,360)	(1,457)
Net borrowings from commercial paper and short-term borrowings	1,925	532
Payments of debt financing costs	(5)	(14)
Proceeds from issuance of treasury stock	37	58
Purchases of treasury stock, including employee shares withheld for tax obligations	(4,642)	(3,230)
Settlement activity, net	200	(150)
Distributions paid to noncontrolling interests and redeemable noncontrolling interest	—	(41)
Payment to acquire noncontrolling interest of consolidated subsidiary	(22)	—
Other financing activities	22	(1)
Net cash used in financing activities	(1,166)	(1,114)
Effect of exchange rate changes on cash and cash equivalents	92	(12)
Net change in cash and cash equivalents	(24)	(161)
Cash and cash equivalents, beginning balance	2,993	2,963
Cash and cash equivalents, ending balance	$2,969	$2,802
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and six months ended June 30, 2025 and 2024 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Noncontrolling interests in entities of which the Company maintains a majority controlling financial interest represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income (loss) attributable to noncontrolling interests and, in 2024, redeemable noncontrolling interest. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets. Additional information regarding the Company’s redeemable noncontrolling interest is included in Note 11 to the consolidated financial statements.
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

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

(In millions)	June 30, 2025	December 31, 2024	June 30, 2024
Cash and cash equivalents on the consolidated balance sheets	$999	$1,236	$1,195
Cash and cash equivalents included in settlement assets	1,956	1,756	1,606
Other restricted cash	14	1	1
Total cash and cash equivalents on the consolidated statements of cash flows	$2,969	$2,993	$2,802
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $72 million and $71 million at June 30, 2025 and December 31, 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Prepaid maintenance, postage and insurance	$314	$216
Other prepaid expenses	300	188
Total prepaid expenses (1)	614	404
Income tax receivables (2)	240	501
Clover Capital and other merchant cash advances, net	477	381
Settlement advance cash payments	1,483	1,101
Other current assets	991	700
Total other current assets	3,191	2,683
Total prepaid expenses and other current assets	$3,805	$3,087
(1)Prepaid expenses represent advance payments for goods and services to be consumed in the future.
(2)Includes receivables associated with transferable federal tax credits (see Note 15).
The Company offers merchants advance access to capital, primarily through its Clover Capital program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under its merchant cash advance programs, including Clover Capital, were $505 million and $397 million at June 30, 2025 and December 31, 2024, respectively. The Company maintained a reserve of $28 million and $16 million at June 30, 2025 and December 31, 2024, respectively, based on an estimate of uncollectible amounts.
The Company also offers merchants within its international operations advance access to capital by providing them the opportunity to receive settlement cash payments in advance in exchange for their receivables from card issuers, including when cardholders have elected to pay over time in installments. These local currency denominated arrangements are primarily associated with the Company’s operations in Latin America, the most significant of which are denominated in Argentine Peso and Brazilian Real.
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
Certain merchant settlement assets (included within settlement receivables) that relate to settlement obligations are held by partner banks. Although the Company does not have legal ownership of these assets it has the right to use them to satisfy the related settlement obligations. The Company records settlement obligations for amounts payable to merchants and for outstanding payment instruments issued to payees that have not yet been presented for settlement.
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The amount of merchant collateral available to the Company was $594 million and $598 million at June 30, 2025 and December 31, 2024, respectively. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $33 million and $28 million for the three months ended June 30, 2025 and 2024, respectively, and $61 million and $53 million for the six months ended June 30, 2025 and 2024, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchant payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and other current liabilities in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $44 million and $40 million at June 30, 2025 and December 31, 2024, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s operating segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2024 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values for each of the Company’s reporting units. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test for certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through June 30, 2025.
Foreign Currency
The U.S. dollar is the functional currency of the Company’s U.S.-based and certain foreign-based businesses. Where the functional currency of subsidiaries differs from the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the reporting period. Gains and losses from foreign currency translation are recorded as a separate component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included in determining net income for the reporting period.
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $46 million and $18 million for the three months ended June 30, 2025 and 2024, respectively, and $64 million and $53 million for the six months ended June 30, 2025 and 2024, respectively, which is included within other expense, net in the consolidated statements of income.
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
Derivatives
Derivatives are entered into for periods consistent with related underlying exposures and are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income when the hedged item affects earnings. If the derivative is designated as a net investment hedge, changes in the fair value of the derivative, net of tax, are recorded in the foreign currency translation component of other comprehensive income (loss) until the sale or complete liquidation of the underlying net investment. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative are recorded in the same line item as the changes in the fair value of the hedged item and recognized in the consolidated statements of income. To the extent a derivative is not designated as a hedge, changes in fair value are recognized in the consolidated statements of income. The Company’s policy is to enter into derivatives as economic hedges with creditworthy institutions to limit exposure to changing interest rates and foreign currency rate fluctuations, and not to enter into such derivatives for speculative purposes. Additional information regarding the Company’s derivatives and hedging instruments is included in Note 7 to the consolidated financial statements.
Defined Benefit Pension Plans
The Company maintained frozen noncontributory defined benefit pension plans covering certain of its employees in the U.S. and United Kingdom (“U.K.”), which were terminated in September 2023. In March 2024, the Company entered into a group annuity insurance contract to provide for the administration of future payments to eligible plan participants of the terminated U.K. plan. In connection with the buy-in of this insurance policy, the plan’s projected benefit obligation was remeasured in the first quarter of 2024 to the value of the group annuity insurance contract, resulting in an unrecognized loss, net of tax, of approximately $63 million recorded in accumulated other comprehensive loss within the consolidated balance sheet.
Upon the settlement of the terminated plans, which was completed in the fourth quarter of 2024, the Company funded a plan termination liability shortfall for the U.S. defined benefit pension plan of $20 million and recognized a non-cash pre-tax pension settlement charge for the U.S. and U.K. plans of $147 million. The Company received a refund, net of excise tax, of $43 million of residual surplus related to the U.K. plan in the second quarter of 2025.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest expense	$(376)	$(294)	$(715)	$(565)
Interest income	11	9	19	19
Interest expense, net	$(365)	$(285)	$(696)	$(546)
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances and expands the current annual and interim requirements on segment information disclosures. Under the new disclosure requirements, entities are required to disclose, on an annual and interim basis: significant segment expense categories and amounts for each reportable segment that are included in the reported measure of segment profit or loss and regularly provided to the chief operating decision maker (“CODM”); an aggregate amount and qualitative description of other segment items included in each reported measure of segment profit or loss for each reportable segment; measures of a segment’s profit or loss that are used by the CODM to assess segment performance and decide how to allocate resources; and disclosure of the title and position of the individual or the name of the group identified as the CODM. For public entities, the provisions within ASU 2023-07 are to be applied retrospectively for all comparative periods and were effective for fiscal years beginning after December 15, 2023, and for interim periods of fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective for the year ended December 31, 2024, with retrospective application of the additional segment information for the years ended December 31, 2023 and 2022. Additional information regarding the Company’s reportable segments, including the application of the provisions of ASU 2023-07 for the three and six months ended June 30, 2025 and 2024, is included in Note 20 to the consolidated financial statements.
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
3. Revenue Recognition
The Company generates revenue from the delivery of processing, service and product solutions. Revenue is measured based on consideration specified in a contract with a customer and excludes any amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time.
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant and the Financial reportable segments (see Note 20). The table below presents the Company’s revenue disaggregated by business line and includes a reconciliation with its reportable segments. The Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned in the U.S., with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 16% and 15% of total revenue for the three and six months ended June 30, 2025, respectively, and approximately 15% of total revenue for both the three and six months ended June 30, 2024.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Business Line	2025	2024	2025	2024
Small Business	$1,774	$1,604	$3,368	$3,092
Enterprise	587	542	1,089	1,005
Processing	283	264	559	566
Total Merchant Solutions segment revenue	$2,644	$2,410	$5,016	$4,663
Digital Payments	$1,051	$987	$2,046	$1,907
Issuing	876	766	1,690	1,527
Banking	625	626	1,233	1,230
Total Financial Solutions segment revenue	$2,552	$2,379	$4,969	$4,664
Corporate and Other	$320	$318	$661	$663
Total Revenue	$5,516	$5,107	$10,646	$9,990
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	June 30, 2025	December 31, 2024
Contract assets	$894	$832
Contract liabilities	1,134	1,082
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily relate to customer discounts (contract incentives) where revenue is recognized and payment of consideration under the contract is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $544 million of revenue during the six months ended June 30, 2025 that was included in the contract liabilities balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at June 30, 2025:

(In millions)
Year Ending December 31,
Remainder of 2025	$1,268
2026	2,200
2027	1,648
2028	1,125
Thereafter	1,230
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
Acquisitions of Businesses
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
Acquisition of Payfare
On March 2, 2025, the Company acquired Payfare, Inc. (“Payfare”), a Canada-based provider of program management solutions powering instant access to earnings and banking solutions for workforces, for a purchase price of $95 million, net of $46 million of acquired cash. Payfare is included within the Financial Solutions (“Financial”) segment and expands the Company’s embedded finance capabilities.
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
Other Acquisitions
On April 4, 2025, the Company acquired Pinch Payments NZ Limited (together with Zootive Pty Ltd, “Pinch Payments”), an Australia-based payment facilitator. Pinch Payments is included within the Merchant segment and expands the Company’s flexible payment services for its partners and clients, and presence within the Asia-Pacific region. On June 4, 2025, the Company acquired Money Money Serviços Financeiros S.A. (“Money Money”), a Brazil-based provider of risk analysis and credit decisioning solutions. Money Money is included within the Merchant segment and expands the Company’s payment and financial service capabilities, enabling access to working capital and other payment solutions for small and medium-sized businesses. The Company acquired these businesses for an aggregate purchase price, including deferred payments, of $41 million, including earn-out provisions estimated at a fair value of $27 million (see Note 8). The preliminary allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets, including software and technology, of approximately $19 million with an estimated weighted average useful life of 6 years, goodwill of approximately $25 million and other net assumed liabilities of approximately $3 million. The purchase price allocations are preliminary and are subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill for these acquisitions, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by expanding the reach of the Company’s payment solutions and financial service capabilities.

Other Transactions
On April 17, 2025, the Company acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, an India-based merchant acceptance business, for $22 million. The Company previously held a majority controlling financial interest in this subsidiary, which continues to be consolidated and reported within the Merchant segment. On June 5, 2025, the Company entered into an agreement to acquire the remaining 49.9% ownership interest in AIB Merchant Services (“AIBMS”), an Ireland-based payments solution provider. The Company currently maintains a majority controlling financial interest in AIBMS and will continue to consolidate this entity, as a fully owned subsidiary, within the Merchant segment. The transaction is expected to close in the third quarter of 2025, subject to regulatory approval and other customary closing conditions.
5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2025
Customer relationships	$14,828	$9,290	$5,538
Acquired software and technology	1,989	1,251	738
Trade names	631	432	199
Purchased software	1,459	443	1,016
Capitalized software and other intangibles	4,632	1,705	2,927
Total	$23,539	$13,121	$10,418

December 31, 2024
Customer relationships	$14,488	$8,620	$5,868
Acquired software and technology	1,935	1,159	776
Trade names	635	410	225
Purchased software	1,019	517	502
Capitalized software and other intangibles	3,974	1,405	2,569
Total	$22,051	$12,111	$9,940
Amortization expense associated with the above identifiable intangible assets was $581 million and $586 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 billion and $1.2 billion for the six months ended June 30, 2025 and 2024, respectively.
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
Merchant Alliances
The Company maintains ownership interests in certain merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the merchant alliance and charges fees to the alliance based on contractual pricing (see Note 19). The Company’s investment in its merchant alliances was $777 million and $1.2 billion at June 30, 2025 and December 31, 2024, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.

The Company maintained a 40% ownership interest in the Wells Fargo Merchant Services merchant alliance (“WFMS”), which was accounted for as an equity method investment. The Company acquired its ownership, at fair value, in WFMS through its 2019 acquisition of First Data Corporation. In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided the Company with a notice of non-renewal for WFMS. Upon the expiration of the joint venture on April 1, 2025, the Company received a cash payment of $453 million, subject to adjustment upon completion of the contractual valuation and separation process.
During the year ended December 31, 2024, the Company recorded a $595 million non-cash impairment as a result of an other-than-temporary decline in the fair value of its equity method investment in WFMS within loss from investments in unconsolidated affiliates, with the related tax benefit of $129 million recorded through the income tax provision, in the consolidated statement of income. The Company recorded an initial pre-tax impairment charge of $570 million in the third quarter of 2024 based upon the Company’s estimate of the fair value of its portion of WFMS, and an additional $25 million pre-tax impairment charge in the fourth quarter of 2024 based upon the expected cash payment as described above. An additional $8 million pre-tax impairment charge was recorded in the second quarter of 2025 in connection with the contractual valuation and separation process.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $254 million and $250 million at June 30, 2025 and December 31, 2024, respectively, and are primarily included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense, net in the consolidated statements of income for the period. Adjustments made to the values recorded for certain equity securities and net gains from sales of equity securities were not significant during the three and six months ended June 30, 2025, and were $6 million and $27 million during the three and six months ended June 30, 2024, respectively.
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
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $413 million and $481 million at June 30, 2025 and December 31, 2024, respectively. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2025, the Company estimates that it will recognize losses of approximately $1 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $95 million and $101 million at June 30, 2025 and December 31, 2024, respectively. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2025, the Company estimates that it will recognize approximately $13 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
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

The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

(In millions)	June 30, 2025	December 31, 2024
Currency
Euros	440	600
Singapore Dollars	841	841
Canadian Dollars	267	259
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
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Cross-currency rate swap contracts	$(72)	$—	$(93)	$16
Foreign currency-denominated debt	(226)	24	(323)	101
The Company recorded income tax impacts of $98 million and $(8) million during the three months ended June 30, 2025 and 2024, respectively, and $138 million and $(39) million during the six months ended June 30, 2025 and 2024, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes and cross-currency rate swap contracts.
Fair Value Hedges
The Company maintained a fixed-to-fixed cross-currency rate swap contract in the notional amount of 525 million British Pounds, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes due in July 2025 (see Note 10), as well as fixed-to-fixed cross-currency rate swap contracts on the principal amount of a Euro-denominated intercompany note, which was repaid in 2024. Net changes in the fair value of the cross-currency rate swaps ($41 million and $2 million gain for the three months ended June 30, 2025 and 2024, respectively, and $60 million and $0 million gain for the six months ended June 30, 2025 and 2024, respectively), along with the offsetting change in the fair value of the hedged notes, attributable to fluctuations in the respective foreign currency spot rates are recognized in other expense, net within the consolidated statements of income.
8. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 7) are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated using a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The Company’s obligation to satisfy the purchase of a redeemable noncontrolling interest in a previously terminated merchant alliance joint venture is measured at the estimated fair value of the minority interest. Such obligation will be settled in the third quarter of 2025 through the distribution of certain merchant contracts to the minority partner (see Note 11). The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	June 30, 2025	December 31, 2024
Assets
Cross-currency rate swap contract designated as net investment hedge	Prepaid expenses and other current assets	Level 2	$—	$2
Cross-currency rate swap contract designated as fair value hedge	Prepaid expenses and other current assets	Level 2	47	—
Cross-currency rate swap contracts designated as net investment hedges	Other long-term assets	Level 2	—	6
Liabilities
Cross-currency rate swap contract designated as fair value hedge	Accounts payable and other current liabilities	Level 2	$—	$12
Cross-currency rate swap contracts designated as net investment hedges	Accounts payable and other current liabilities	Level 2	1	9
Forward exchange contracts designated as cash flow hedges	Accounts payable and other current liabilities	Level 2	1	6
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	—	2
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	120	17
Contingent consideration	Accounts payable and other current liabilities	Level 3	6	—
Contingent consideration	Other long-term liabilities	Level 3	21	—
Obligation to purchase redeemable noncontrolling interest	Accounts payable and other current liabilities	Level 3	95	95
Contingent debt guarantee	Other long-term liabilities	Level 3	10	15
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $27.5 billion and $23.2 billion at June 30, 2025 and December 31, 2024, respectively, and the carrying value was $27.8 billion and $23.9 billion at June 30, 2025 and December 31, 2024, respectively.
Debt Guarantee Arrangements
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. The Company’s net investment in the Lending Joint Ventures was $66 million and $49 million at June 30, 2025 and December 31, 2024, respectively. The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $410 million in senior unsecured debt at June 30, 2025 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $52 million of aggregate outstanding borrowings on the revolving credit facilities at June 30, 2025. The Company has guaranteed the debt of the Lending Joint Ventures.
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures, which are reported within other long-term liabilities in the consolidated balance sheets. The Company has provided aggregate guarantees of $493 million associated with the debt of the Lending Joint Ventures and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $17 million and $21 million approximates the fair value at June 30, 2025 and December 31, 2024, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $4 million and $5 million during the three months ended June 30, 2025 and 2024, respectively, and $9 million during both the six months ended June 30, 2025 and 2024, within other expense, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the three and six months ended June 30, 2025 and 2024 is included in Note 6 to the consolidated financial statements.
9. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Trade accounts payable	$768	$511
Client deposits	988	985
Transferable federal tax credits (see Note 15)	—	866
Accrued compensation and benefits	254	296
Accrued taxes	284	261
Accrued interest	339	335
Accrued payment network fees	320	253
Operating lease liabilities	119	116
Accrued professional fees	100	102
Obligation to purchase redeemable noncontrolling interest (see Note 11)	95	95
Other accrued expenses	1,084	979
Total	$4,351	$4,799

10. Debt
The Company’s debt consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Short-term and current maturities of long-term debt:
Foreign lines of credit	$1,100	$784
Finance lease and other financing obligations	428	326
Total short-term and current maturities of long-term debt	$1,528	$1,110

Long-term debt:
3.850% senior notes due June 2025	$—	$900
2.250% senior notes due July 2025 (British Pound-denominated)	721	661
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	585	521
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	877	—
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	585	521
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	935	835
3.000% senior notes due July 2031 (British Pound-denominated)	721	661
3.500% senior notes due June 2032 (Euro-denominated)	906	—
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
5.150% senior notes due August 2034	900	900
4.000% senior notes due June 2036 (Euro-denominated)	760	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	1,908	221
Euro commercial paper notes	1,309	1,239
Revolving credit facility	61	115
Unamortized discount and deferred financing costs	(169)	(150)
Finance lease and other financing obligations	1,310	656
Total long-term debt	$28,059	$23,730
The Company was in compliance with all financial debt covenants during the six months ended June 30, 2025.
Senior Notes
On May 7, 2025, Fiserv Funding Unlimited Company, an indirect wholly owned subsidiary of the Company, completed the public offering and issuance of €2.175 billion of senior notes, comprised of €750 million aggregate principal amount of 2.875% senior notes due in June 2028, €775 million aggregate principal amount of 3.500% senior notes due in June 2032 and €650 million aggregate principal amount of 4.000% senior notes due in June 2036. These notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on these senior notes is paid annually. The Company used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of the

Company’s commercial paper notes, 3.850% senior notes due in June 2025 and 2.250% senior notes due in July 2025.
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
At June 30, 2025, the 2.250% senior notes due in July 2025 were classified in the consolidated balance sheet as long-term, as the Company has the ability to refinance such debt under its revolving credit facility.
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
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $1.9 billion and $221 million at June 30, 2025 and December 31, 2024, with weighted average interest rates of 4.604% and 4.534%, respectively. Outstanding borrowings under the Euro program were $1.3 billion and $1.2 billion at June 30, 2025 and December 31, 2024, with weighted average interest rates of 2.214% and 3.115%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. Outstanding borrowings under the revolving credit facility were $61 million and $115 million at June 30, 2025 and December 31, 2024, with a corresponding interest rate of 5.430% and 5.440% at June 30, 2025 and December 31, 2024, respectively. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.

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

	Outstanding Borrowings (in millions)		Weighted-Average Interest Rate
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Argentina	$791	$597	34.437%	38.470%
Brazil	209	94	15.840%	12.976%
Uruguay	63	49	9.892%	9.766%
Other	37	44	2.590%	3.984%
Total	$1,100	$784	28.425%	31.695%
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
Effective June 2024, the Company and the merchant alliance joint venture minority partner mutually agreed to terminate the joint venture agreement on September 1, 2024. Under the provisions of the separation agreement, the Company redeemed the minority partner’s membership interest in exchange for a future distribution of certain merchant contracts. The redeemable noncontrolling interest was adjusted in the second quarter of 2024 to reflect the estimated redemption value, with a corresponding adjustment recorded to additional paid-in capital. Additionally, as the redeemable noncontrolling interest is now mandatorily redeemable, the Company’s obligation to satisfy the purchase of the interest has been classified as a current liability in the consolidated balance sheets (see Notes 8 and 9). The distribution of certain merchant contracts for the redemption of the minority partner’s membership interest will be settled in the third quarter of 2025, resulting in a subsequent pre-tax gain of approximately $90 million. The Company maintains an ongoing relationship with the former minority partner to provide processing and other support services following the termination of the joint venture agreement.
The following table presents a summary of the redeemable noncontrolling interest activity, prior to the September 2024 termination of the merchant alliance joint venture, during the six months ended June 30, 2024:

(In millions)
Balance at beginning of period	$161
Distributions paid to redeemable noncontrolling interest	(13)
Share of income	13
Adjustment to estimated redemption value of redeemable noncontrolling interest	(66)
Reclassification to current liability	(95)
Balance at end of period	$—

12. Equity
The following tables provide changes in equity during the three and six months ended June 30, 2025 and 2024:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended June 30, 2025	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2025	784	228	$8	$22,821	$(1,187)	$24,426	$(20,184)	$637	$26,521
Net income						1,026		4	1,030
Other comprehensive income (1)					286			76	362
Share-based compensation				91					91
Shares issued under stock plans		—		(62)			32		(30)
Purchases of treasury stock		12					(2,196)		(2,196)
Acquisition of noncontrolling interest of consolidated subsidiary (1)				154				(169)	(15)
Balance at June 30, 2025	784	240	$8	$23,004	$(901)	$25,452	$(22,348)	$548	$25,763
(1)The Company acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, an India-based merchant acceptance business, during the three months ended June 30, 2025. The Company previously held a majority controlling financial interest in this consolidated subsidiary (see Note 4).

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

	Fiserv, Inc. Shareholders’ Equity

Six Months Ended June 30, 2025	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	784	220	$8	$23,080	$(1,413)	$23,575	$(18,182)	$618	$27,686
Net income						1,877		1	1,878
Other comprehensive income (1)					512			93	605
Share-based compensation				215					215
Shares issued under stock plans		(2)		(445)			194		(251)
Purchases of treasury stock		22					(4,360)		(4,360)
Capital contribution from noncontrolling interest								5	5
Acquisition of noncontrolling interest of consolidated subsidiary (1)				154				(169)	(15)
Balance at June 30, 2025	784	240	$8	$23,004	$(901)	$25,452	$(22,348)	$548	$25,763
(1)The Company acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, an India-based merchant acceptance business, during the six months ended June 30, 2025. The Company previously held a majority controlling financial interest in this consolidated subsidiary (see Note 4).

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

13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended June 30, 2025
Balance at March 31, 2025	$(73)	$(1,107)	$(7)	$(1,187)
Other comprehensive income before reclassifications	1	282	—	283
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income	4	282	—	286
Balance at June 30, 2025	$(69)	$(825)	$(7)	$(901)

Three Months Ended June 30, 2024
Balance at March 31, 2024	$(75)	$(839)	$(80)	$(994)
Other comprehensive income (loss) before reclassifications	1	(190)	(16)	(205)
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income (loss)	3	(190)	(16)	(203)
Balance at June 30, 2024	$(72)	$(1,029)	$(96)	$(1,197)

Six Months Ended June 30, 2025
Balance at December 31, 2024	$(79)	$(1,327)	$(7)	$(1,413)
Other comprehensive income before reclassifications	3	502	—	505
Amounts reclassified from accumulated other comprehensive loss	7	—	—	7
Net current-period other comprehensive income	10	502	—	512
Balance at June 30, 2025	$(69)	$(825)	$(7)	$(901)

Six Months Ended June 30, 2024
Balance at December 31, 2023	$(78)	$(688)	$(17)	$(783)
Other comprehensive income (loss) before reclassifications (see Note 1)	2	(341)	(79)	(418)
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4
Net current-period other comprehensive income (loss)	6	(341)	(79)	(414)
Balance at June 30, 2024	$(72)	$(1,029)	$(96)	$(1,197)
14. Share-Based Compensation
The Company recognized $91 million and $99 million of share-based compensation expense during the three months ended June 30, 2025 and 2024, respectively, and $215 million and $185 million of share-based compensation during the six months ended June 30, 2025 and 2024, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year; however, grants may also occur throughout the year. At June 30, 2025, the total remaining unrecognized compensation cost for restricted stock units and awards and performance share units, net of estimated forfeitures, of $486 million is expected to be recognized over a weighted-average period of 2.0 years.

A summary of restricted stock unit, restricted stock award and performance share unit activity during the six months ended June 30, 2025 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2024	4,716	$124.78	1,966	$116.62
Granted	1,540	229.11	545	249.54
Forfeited	(166)	152.06	(184)	123.04
Vested	(2,349)	123.76	(626)	111.14
Units and awards - June 30, 2025	3,741	$167.07	1,701	$145.10
A summary of stock option activity during the six months ended June 30, 2025 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2024	1,586	$89.65
Exercised	(686)	92.46
Stock options outstanding - June 30, 2025	900	$87.52	3.55	$76
Stock options exercisable - June 30, 2025	900	$87.52	3.55	$76
15. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Income tax provision	$246	$221	$436	$374
Effective income tax rate	19.0%	19.4%	18.6%	18.2%
The income tax provision as a percentage of income before income taxes and loss from investments in unconsolidated affiliates was 19.0% and 19.4% for the three months ended June 30, 2025 and 2024, respectively, and 18.6% and 18.2% for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate for each of the six months ended June 30, 2025 and 2024 included discrete tax benefits from equity compensation, resulting in a lower effective income tax rate compared to the statutory income tax rate.
Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit during both the six months ended June 30, 2025 and 2024. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and other current liabilities within the consolidated balance sheets at June 30, 2025 and December 31, 2024.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $82 million at June 30, 2025. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $5 million over the next twelve months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of June 30, 2025, the Company’s U.S. federal income tax returns for 2023 and 2024, and tax returns in certain states and foreign jurisdictions for 2017 through 2024, remain subject to examination by taxing authorities.

16. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	550.8	582.7	556.1	586.8
Common stock equivalents	1.9	2.7	2.6	3.3
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	552.7	585.4	558.7	590.1
For the three months ended June 30, 2025 and 2024, restricted stock units for 1.2 million and 66 thousand shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the six months ended June 30, 2025 and 2024, restricted stock units for 913 thousand and 51 thousand shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
17. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Six Months Ended June 30,
(In millions)	2025	2024
Interest paid	$709	$502
Net income taxes paid	1,245	1,277
Treasury stock purchases settled after the balance sheet date	18	—
Software obtained under financing arrangements	554	96
Hardware obtained under financing arrangements	193	—
Right-of-use assets obtained in exchange for lease liabilities - operating leases	28	66
Right-of-use assets obtained in exchange for lease liabilities - finance leases	259	106
18. Commitments and Contingencies
Litigation Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $33 million and $43 million at June 30, 2025 and December 31, 2024, respectively, related to its various legal proceedings. The Company’s estimate of the possible range of exposure for various legal proceedings in excess of amounts accrued is $0 million to approximately $120 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled $1.1 billion and $1.3 billion at June 30, 2025 and December 31, 2024, respectively.
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
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $19 million and $37 million for the three months ended June 30, 2025 and 2024, respectively, and $51 million and $77 million for the six months ended June 30, 2025 and 2024, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $14 million and $21 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively.
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
Operating results for each reportable segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended June 30, 2025
Revenues:
Processing and services revenue	$2,285	$2,019
Product revenue	359	533
Reportable segment revenue	$2,644	$2,552	$5,196
Corporate and Other revenue (1)			320
Total Company revenue			$5,516
Expenses:
Personnel expenses (2)	349	504
Direct costs (3)	897	219
Depreciation and amortization expense	113	127
Other operating expense (4)	203	88
Allocations from Corporate and Other (5)	168	370

Reportable segment operating income	$914	$1,244	$2,158
Corporate and Other operating loss (6)			(462)
Interest expense, net			(365)
Other expense, net (7)			(39)
Income before income taxes and loss from investments in unconsolidated affiliates			$1,292

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended June 30, 2024
Revenues:
Processing and services revenue	$2,132	$2,003
Product revenue	278	376
Reportable segment revenue	$2,410	$2,379	$4,789
Corporate and Other revenue (1)			318
Total Company revenue			$5,107
Expenses:
Personnel expenses (2)	332	482
Direct costs (3)	802	189
Depreciation and amortization expense	91	118
Other operating expense (4)	146	103
Allocations from Corporate and Other (5)	157	394

Reportable segment operating income	$882	$1,093	$1,975
Corporate and Other operating loss (6)			(547)
Interest expense, net			(285)
Other expense, net (7)			(5)
Income before income taxes and loss from investments in unconsolidated affiliates			$1,138

	Reportable Segments
(In millions)	Merchant	Financial	Total
Six Months Ended June 30, 2025
Revenues:
Processing and services revenue	$4,338	$4,011
Product revenue	678	958
Reportable segment revenue	$5,016	$4,969	$9,985
Corporate and Other revenue (1)			661
Total Company revenue			$10,646
Expenses:
Personnel expenses (2)	679	1,002
Direct costs (3)	1,720	408
Depreciation and amortization expense	209	249
Other operating expense (4)	350	176
Allocations from Corporate and Other (5)	334	742

Reportable segment operating income	$1,724	$2,392	$4,116
Corporate and Other operating loss (6)			(1,025)
Interest expense, net			(696)
Other expense, net (7)			(57)
Income before income taxes and loss from investments in unconsolidated affiliates			$2,338

	Reportable Segments
(In millions)	Merchant	Financial	Total
Six Months Ended June 30, 2024
Revenues:
Processing and services revenue	$4,142	$3,988
Product revenue	521	676
Reportable segment revenue	$4,663	$4,664	$9,327
Corporate and Other revenue (1)			663
Total Company revenue			$9,990
Expenses:
Personnel expenses (2)	688	970
Direct costs (3)	1,533	365
Depreciation and amortization expense	180	230
Other operating expense (4)	297	210
Allocations from Corporate and Other (5)	314	788

Reportable segment operating income	$1,651	$2,101	$3,752
Corporate and Other operating loss (6)			(1,143)
Interest expense, net			(546)
Other expense, net (7)			(12)
Income before income taxes and loss from investments in unconsolidated affiliates			$2,051
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

Other significant items include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Depreciation and amortization:
Merchant (1)	$127	$104	$239	$206
Financial (1)	172	158	335	310
Corporate and Other (2)	514	534	1,018	1,065
Total Company	$813	$796	$1,592	$1,581

Capital expenditures, including capitalized software and other intangibles:
Merchant	$150	$112	$245	$257
Financial	167	166	312	303
Corporate and Other	162	70	257	208
Total Company	$479	$348	$814	$768
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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2025 to the comparable periods in 2024.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at June 30, 2025.
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
We move more than money, with a purpose to deliver superior value for our clients through leading technology, targeted innovation and excellence in everything we do. We are focused on driving growth and creating value by assembling a high-performing and diverse team; integrating our solutions; delivering operational excellence; allocating capital in a disciplined manner, including share repurchase and merger and acquisition activity; and investing for organic growth through innovation. Our long-term focus is to meet our financial commitments; continue to build high-quality revenue; deepen client relationships with an emphasis on digital solutions and value-added services; deliver innovation and integration enabling differentiated value for our clients; and generate integration value, including cost and revenue synergies from acquisitions.
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
Acquisitions, Dispositions and Other Transactions
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
On April 4, 2025, we acquired Pinch Payments NZ Limited (together with Zootive Pty Ltd, “Pinch Payments”), a payment facilitator. Pinch Payments is included within the Merchant segment and expands our flexible payment services for our partners and clients, and presence within the Asia-Pacific region. On June 4, 2025, we acquired Money Money Serviços Financeiros S.A. (“Money Money”), a provider of risk analysis and credit decisioning solutions. Money Money is included within the Merchant segment and expands our payment and financial service capabilities, enabling access to working capital and other payment solutions for small and medium-sized businesses.
We acquired these businesses for an aggregate purchase price, including deferred payments, of $365 million, net of $72 million of acquired cash and including earn-out provisions estimated at a fair value of $27 million.
Other Transactions
In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided us with a notice of non-renewal for the Wells Fargo Merchant Services merchant alliance (“WFMS”), which was accounted for as an equity method investment. Upon the expiration of the joint venture on April 1, 2025, we received a cash payment of $453 million, subject to adjustment upon completion of the contractual valuation and separation process. In connection with the non-renewal of WFMS, we entered into a multi-year agreement with Wells Fargo to provide processing for current and future merchant clients as well as other services to Wells Fargo’s merchant business.
On April 17, 2025, we acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, a merchant acceptance business, for $22 million. We previously held a majority controlling financial interest in this subsidiary, which continues to be consolidated and reported within the Merchant segment. On June 5, 2025, we entered into an agreement to acquire the remaining 49.9% ownership interest in AIB Merchant Services (“AIBMS”), a payments solution provider. We currently maintain a majority controlling financial interest in AIBMS and will continue to consolidate this entity, as a fully owned subsidiary, within the Merchant segment. The transaction is expected to close in the third quarter of 2025, subject to regulatory approval and other customary closing conditions.
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
Financial institutions must be able to serve their customers with tailored solutions, delivered how and when those customers want. In addition, financial institutions are striving for a single, integrated view of a customer’s activity. This requires financial institutions to not only process customer transactions, but to integrate financial institutions’ products and services to give customers easy access to integrated solutions. We believe that the integration of our products and services creates a compelling value proposition for our clients by providing, among other things, new sources of revenue and opportunities to reduce their costs. We have invested in integrating our platforms and value-added solutions to make it easy for a client to buy across our full product suite.
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
Our customers can use multiple solutions that span our merchant and financial institutions offerings. Our Merchant and Financial businesses put us at the intersection of commerce and banking, which allows these businesses to work together and create long-term growth opportunities for all parties.
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

	Three Months Ended June 30,
	2025	2024	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2025	2024	$	%
Revenue:
Processing and services	$4,304	$4,140	78.0%	81.1%	$164	4%
Product	1,212	967	22.0%	18.9%	245	25%
Total revenue	5,516	5,107	100.0%	100.0%	409	8%
Expenses:
Cost of processing and services	1,412	1,343	32.8%	32.4%	69	5%
Cost of product	694	639	57.3%	66.1%	55	9%
Sub-total	2,106	1,982	38.2%	38.8%	124	6%
Selling, general and administrative	1,711	1,697	31.0%	33.2%	14	1%
Loss on sale of other assets	3	—	0.1%	—%	3	n/m
Total expenses	3,820	3,679	69.3%	72.0%	141	4%
Operating income	1,696	1,428	30.7%	28.0%	268	19%
Interest expense, net	(365)	(285)	(6.6)%	(5.6)%	80	28%
Other expense, net	(39)	(5)	(0.7)%	(0.1)%	34	n/m
Income before income taxes and loss from investments in unconsolidated affiliates	1,292	1,138	23.4%	22.3%	154	14%
Income tax provision	(246)	(221)	(4.5)%	(4.3)%	25	11%
Loss from investments in unconsolidated affiliates	(16)	(8)	(0.3)%	(0.2)%	8	n/m
Net income	1,030	909	18.7%	17.8%	121	13%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	4	15	0.1%	0.3%	(11)	(73)%
Net income attributable to Fiserv, Inc.	$1,026	$894	18.6%	17.5%	$132	15%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Six Months Ended June 30,
	2025	2024	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2025	2024	$	%
Revenue:
Processing and services	$8,349	$8,140	78.4%	81.5%	$209	3%
Product	2,297	1,850	21.6%	18.5%	447	24%
Total revenue	10,646	9,990	100.0%	100.0%	656	7%
Expenses:
Cost of processing and services	2,801	2,697	33.5%	33.1%	104	4%
Cost of product	1,378	1,290	60.0%	69.7%	88	7%
Sub-total	4,179	3,987	39.3%	39.9%	192	5%
Selling, general and administrative	3,393	3,394	31.9%	34.0%	(1)	n/m
Net gain on sale of other assets	(17)	—	(0.2)%	—%	17	n/m
Total expenses	7,555	7,381	71.0%	73.9%	174	2%
Operating income	3,091	2,609	29.0%	26.1%	482	18%
Interest expense, net	(696)	(546)	(6.5)%	(5.5)%	150	27%
Other expense, net	(57)	(12)	(0.5)%	(0.1)%	45	n/m
Income before income taxes and loss from investments in unconsolidated affiliates	2,338	2,051	22.0%	20.5%	287	14%
Income tax provision	(436)	(374)	(4.1)%	(3.7)%	62	17%
Loss from investments in unconsolidated affiliates	(24)	(16)	(0.2)%	(0.2)%	8	50%
Net income	1,878	1,661	17.6%	16.6%	217	13%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	1	32	—%	0.3%	(31)	(97)%
Net income attributable to Fiserv, Inc.	$1,877	$1,629	17.6%	16.3%	$248	15%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended June 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2025	$2,644		$2,552		$320	$5,516
2024	2,410		2,379		318	5,107
Revenue growth	$234		$173		$2	$409
Revenue growth percentage	10%		7%			8%
Operating income (loss):
2025	$914		$1,244		$(462)	$1,696
2024	882		1,093		(547)	1,428
Operating income growth	$32		$151		$85	$268
Operating income growth percentage	4%		14%			19%
Operating margin:
2025	34.6%		48.7%			30.7%
2024	36.6%		45.9%			28.0%
Operating margin growth (1)	(200)	bps	280	bps		270	bps
(1)Represents the basis point growth in operating margin.

	Six Months Ended June 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2025	$5,016		$4,969		$661	$10,646
2024	4,663		4,664		663	9,990
Revenue growth	$353		$305		$(2)	$656
Revenue growth percentage	8%		7%			7%
Operating income (loss):
2025	$1,724		$2,392		$(1,025)	$3,091
2024	1,651		2,101		(1,143)	2,609
Operating income growth	$73		$291		$118	$482
Operating income growth percentage	4%		14%			18%
Operating margin:
2025	34.4%		48.1%			29.0%
2024	35.4%		45.0%			26.1%
Operating margin growth (1)	(100)	bps	310	bps		290	bps
(1)Represents the basis point growth in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $409 million, or 8%, in the second quarter of 2025 and increased $656 million, or 7%, in the first six months of 2025 compared to 2024. The revenue increase was driven by higher processing revenue across our businesses, as well as data and analytics sales in both the second quarter and first six months of 2025.
Revenue in our Merchant segment increased $234 million, or 10%, in the second quarter of 2025 and increased $353 million, or 8%, in the first six months of 2025 compared to 2024. Merchant segment revenue growth included $55 million in the second quarter of 2025 from our CCV acquisition. In the second quarter and first six months of 2025, Small Business contributed 7% and 6% to Merchant segment revenue growth, respectively, primarily driven by our Clover POS and business management platform, including increased payment volumes and the expansion of our merchant relationships through value-added services. Small Business revenue growth also included revenue from the CCV acquisition, as mentioned above. Additionally, Enterprise contributed 2% to Merchant segment revenue growth in both the second quarter and first six months of 2025, primarily driven by transaction growth. Processing’s contribution to Merchant segment revenue growth was nominal in both the second quarter and first six months of 2025.
Revenue in our Financial segment increased $173 million, or 7%, in the second quarter of 2025 and increased $305 million, or 7%, in the first six months of 2025 compared to 2024. Digital Payments contributed 3% to Financial segment revenue growth in both the second quarter and first six months of 2025, driven by increased license and data and analytics sales, along with an increase in transaction volume, including growth in Zelle® transactions, in both the second quarter and first six months of 2025. Issuing contributed 5% and 3% to Financial segment revenue growth in the second quarter and first six months of 2025, respectively, driven by data and analytics sales in the second quarter of 2025, and an increase in active accounts in both the second quarter and first six months of 2025. Banking’s contribution to Financial segment revenue growth was nominal in both the second quarter and first six months of 2025.
Revenue at Corporate and Other increased $2 million in the second quarter of 2025 and decreased $2 million in the first six months of 2025 compared to 2024, as postage revenue was relatively consistent in both periods.
Total Expenses
Total expenses increased $141 million, or 4%, in the second quarter of 2025 and $174 million, or 2%, in the first six months of 2025 compared to 2024. Total expenses as a percentage of total revenue decreased 270 basis points to 69.3% in the second quarter of 2025 and 290 basis points to 71.0% in the first six months of 2025 compared to 2024. Total expenses as a percentage of total revenue were favorably impacted by scalable revenue growth and revenue mix. Total expenses as a percentage of total revenue were also favorably impacted by a reduction in amortization of acquisition-related intangible assets of approximately

50 basis points and 60 basis points and a reduction of acquisition and integration related expenses of approximately 20 basis points and 30 basis points in the second quarter and first six months of 2025, respectively.
Cost of processing and services as a percentage of processing and services revenue increased to 32.8% in the second quarter of 2025 compared to 32.4% in the second quarter of 2024 and increased to 33.5% in the first six months of 2025 compared to 33.1% in the first six months of 2024. Cost of processing and services as a percentage of processing and services revenue was relatively consistent as margins associated with revenue growth were consistent with existing revenue streams.
Cost of product as a percentage of product revenue decreased to 57.3% in the second quarter of 2025 compared to 66.1% in the second quarter of 2024 and decreased to 60.0% in the first six months of 2025 compared to 69.7% in the first six months of 2024. Cost of product as a percentage of product revenue decreased primarily due to an increase in high margin license and data and analytics sales in the second quarter and first six months of 2025.
Selling, general and administrative expenses as a percentage of total revenue decreased to 31.0% in the second quarter of 2025 compared to 33.2% in the second quarter of 2024 and decreased to 31.9% in the first six months of 2025 compared to 34.0% in the first six months of 2024. Selling, general and administrative expenses as a percentage of total revenue was favorably impacted by scalable revenue growth, as well as a reduction in amortization of acquisition-related intangible assets of approximately 60 basis points and 70 basis points, and a reduction of acquisition and integration related expenses of approximately 20 basis points and 10 basis points, in the second quarter and first six months of 2025, respectively.
Operating Income and Operating Margin
Total operating income increased $268 million, or 19%, in the second quarter of 2025 and $482 million, or 18%, in the first six months of 2025 compared to 2024. Total operating margin increased 270 basis points to 30.7% in the second quarter of 2025 and increased 290 basis points to 29.0% in the first six months of 2025 compared to 2024.
Operating income in our Merchant segment increased $32 million, or 4%, in the second quarter of 2025 and increased $73 million, or 4%, in the first six months of 2025 compared to 2024. Operating margin decreased 200 basis points to 34.6% in the second quarter of 2025 and decreased 100 basis points to 34.4% in the first six months of 2025 compared to 2024. Operating margin contraction in our Merchant segment in both the second quarter and first six months of 2025 was primarily due to increased investments in marketing, sales and distribution, as well as the impact from our CCV acquisition and increased investments in new software and hardware.
Operating income in our Financial segment increased $151 million, or 14%, in the second quarter of 2025 and increased $291 million, or 14%, in the first six months of 2025 compared to 2024. Operating margin increased 280 basis points to 48.7% in the second quarter of 2025 and increased 310 basis points to 48.1% in the first six months of 2025 compared to 2024. Operating income and operating margin growth in our Financial segment were primarily due to an increase in high margin license and data and analytics sales, as well as expense management initiatives.
The operating loss in Corporate and Other decreased $85 million in the second quarter of 2025 and decreased $118 million in the first six months of 2025 compared to 2024. The operating loss in the second quarter and first six months of 2025 were favorably impacted by a reduction of amortization of acquisition-related intangible assets of $29 million and $67 million, as well as a reduction of acquisition and integration related expenses of $14 million and $36 million, respectively. The remaining favorable impact to operating loss in the second quarter of 2025 was due to expense management initiatives across various corporate functions. The operating loss in the first six months of 2024 included a $12 million facility impairment.
Interest Expense, Net
Interest expense, net increased $80 million, or 28%, in the second quarter of 2025 compared to 2024 and increased $150 million, or 27%, in the first six months of 2025 compared to 2024 due to our public offering and issuance of €2.175 billion and $1.75 billion of senior notes in May 2025 and August 2024, respectively, as well as higher outstanding borrowings under our U.S. dollar commercial paper program and foreign lines of credit.
Other Expense, Net
Other expense, net increased $34 million in the second quarter of 2025 and $45 million in the first six months of 2025 compared to 2024. Other expense, net includes the remeasurement of monetary assets and liabilities for subsidiaries located in highly inflationary economies, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $46 million and $18 million for the three months ended June 30, 2025 and 2024, and $64 million and $53 million for the six months ended June 30,

2025 and 2024, respectively. Other expense, net in the second quarter and first six months of 2024 included $6 million and $27 million, respectively, related to gains on the sale and remeasurement of certain equity securities.
Income Tax Provision
The income tax provision as a percentage of income before income taxes and loss from investments in unconsolidated affiliates was 19.0% and 19.4% for the three months ended June 30, 2025 and 2024, and 18.6% and 18.2% for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate for each of the six months ended June 30, 2025 and 2024 included discrete tax benefits from equity compensation, resulting in a lower effective income tax rate compared to the statutory income tax rate.
Loss from Investments in Unconsolidated Affiliates
Our share of net loss from unconsolidated affiliates accounted for using the equity method is reported as loss from investments in unconsolidated affiliates, and the related tax benefit is reported within the income tax provision in the consolidated statements of income. Loss from investments in unconsolidated affiliates, including non-cash impairment charges and acquired intangible asset amortization from valuations in purchase accounting, was $16 million and $8 million in the second quarter of 2025 and 2024, and $24 million and $16 million in the first six months of 2025 and 2024, respectively.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $4 million and $15 million in the second quarter of 2025 and 2024, and $1 million and $32 million in the first six months of 2025 and 2024, respectively. Effective June 2024, we mutually agreed to terminate a joint venture agreement with a merchant alliance joint venture minority partner, resulting in lower net income attributable to noncontrolling interests for the second quarter and first six months of 2025.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.86 and $1.53 in the second quarter of 2025 and 2024, and was $3.36 and $2.76 in the first six months of 2025 and 2024, respectively. In addition to the impacts to net income attributable to Fiserv, Inc. described above, our diluted weighted average outstanding shares were reduced by 6% and 5% in the second quarter and first six months of 2025, respectively, compared to the second quarter and first six months of 2024, due to our share repurchase program.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $999 million, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $2.0 billion (net of outstanding revolver borrowings and $4.0 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due within the next twelve months and letters of credit) at June 30, 2025.

The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2025	2024	$	%
Net income	$1,878	$1,661	$217
Depreciation and amortization	1,592	1,581	11
Share-based compensation	215	185	30
Deferred income taxes	(215)	(207)	(8)
Net gain on sale of other assets	(17)	—	(17)
Loss from investments in unconsolidated affiliates	24	16	8
Distributions from unconsolidated affiliates	22	19	3
Net changes in working capital and other	(1,186)	(1,083)	(103)
Net cash provided by operating activities	$2,313	$2,172	$141	6%
Capital expenditures, including capitalized software and other intangibles	$814	$768	$46	6%
Our operating cash flow was $2.3 billion in the first six months of 2025, an increase of 6% compared with $2.2 billion in the first six months of 2024. This increase was primarily attributable to increased profitability, partially offset by higher working capital use compared to the first six months of 2024, including increased accounts receivable and prepaid expenses.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, merchant cash advances, share repurchases, acquisitions and to repay debt rather than to pay dividends. Net merchant cash advances, primarily associated with our operations in Latin America, were $539 million during the first six months of 2025. These cash advances are funded through a combination of operating cash and various short-term lines of credit. Our capital expenditures were approximately 8% of our total revenue for both the first six months of 2025 and 2024.
Share Repurchases
We repurchased 21.9 million shares of our common stock for $4.4 billion and 20.2 million shares of our common stock for $3.0 billion during the first six months of 2025 and 2024, respectively. On February 19, 2025 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. As of June 30, 2025, we had approximately 56.1 million shares remaining under our existing share repurchase authorizations. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions
Acquisitions of Businesses
We acquired Payfare, CCV, Pinch Payments and Money Money in the first six months of 2025 for an aggregate purchase price, including deferred payments, of $365 million, net of $72 million of acquired cash and including earn-out provisions estimated at a fair value of $27 million. We funded these acquisitions by utilizing a combination of available cash and commercial paper. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Other Transactions
In the third quarter of 2024, Wells Fargo provided us with a notice of non-renewal for WFMS. Upon the expiration of the joint venture on April 1, 2025, we received a cash payment of $453 million, subject to adjustment upon completion of the contractual valuation and separation process.
In April 2025, we acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited for $22 million. We previously held a majority controlling financial interest in this consolidated subsidiary and funded this transaction with available cash. In June 2025, we entered into an agreement to acquire the remaining 49.9% ownership interest in AIBMS, which is expected to close in the third quarter of 2025, subject to regulatory approval and other customary closing conditions. We currently maintain a majority controlling financial interest in this consolidated subsidiary.

Indebtedness
Our debt consisted of the following at:

(In millions)	June 30, 2025	December 31, 2024
Short-term and current maturities of long-term debt:
Foreign lines of credit	$1,100	$784
Finance lease and other financing obligations	428	326
Total short-term and current maturities of long-term debt	$1,528	$1,110

Long-term debt:
3.850% senior notes due June 2025	$—	$900
2.250% senior notes due July 2025 (British Pound-denominated)	721	661
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	585	521
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	877	—
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	585	521
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	935	835
3.000% senior notes due July 2031 (British Pound-denominated)	721	661
3.500% senior notes due June 2032 (Euro-denominated)	906	—
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
5.150% senior notes due August 2034	900	900
4.000% senior notes due June 2036 (Euro-denominated)	760	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	1,908	221
Euro commercial paper notes	1,309	1,239
Revolving credit facility	61	115
Unamortized discount and deferred financing costs	(169)	(150)
Finance lease and other financing obligations	1,310	656
Total long-term debt	$28,059	$23,730
In May 2025, Fiserv Funding Unlimited Company, an indirect wholly owned subsidiary of Fiserv, Inc., completed the public offering and issuance of €2.175 billion of senior notes, comprised of €750 million aggregate principal amount of 2.875% senior notes due in June 2028 (the “2028 notes”), €775 million aggregate principal amount of 3.500% senior notes due in June 2032 (the “2032 notes”) and €650 million aggregate principal amount of 4.000% senior notes due in June 2036 (the “2036 notes”). Fiserv, Inc. has fully and unconditionally guaranteed these notes on a senior unsecured basis. We used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of our commercial paper notes, the 3.850% senior notes due in June 2025 and 2.250% senior notes due in July 2025.

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
At June 30, 2025, our debt consisted primarily of $23.6 billion of fixed-rate senior notes and $3.2 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion.
At June 30, 2025, the 2.250% senior notes due in July 2025 were classified in the consolidated balance sheet as long-term, as we have the ability to refinance such debt under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at June 30, 2025:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	28.425%	$1,100
U.S. dollar commercial paper notes	various	4.604%	1,908
Euro commercial paper notes	various	2.214%	1,309
Revolving credit facility	June 2027	5.430%	61
Total variable rate debt		9.887%	$4,378
We maintain various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund merchant settlement advances associated with operations in Latin America. The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at June 30, 2025:

	Outstanding Borrowings (in millions)	Weighted-Average Interest Rate
Argentina	$791	34.437%
Brazil	209	15.840%
Uruguay	63	9.892%
Other	37	2.590%
Total	$1,100	28.425%
Net merchant cash advances, including our Clover Capital program and advanced funding of settlement activity, during the first six months of 2025 were $539 million. We offer advanced funding of settlement activity associated with operations in Latin America by utilizing local operating cash and various short-term lines of credit. As we collect a portion of the corresponding receivables from card issuers over several months, in the event we are unable to continue to borrow in the Latin America overnight markets, we may fund future advances with our consolidated cash and cash equivalents and available capacity under our revolving credit facility.
We maintain unsecured U.S. dollar and Euro commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.

We also maintain a senior unsecured multicurrency revolving credit facility, which matures in June 2027 and provides for a maximum aggregate principal amount of availability of $6.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. Outstanding borrowings under the revolving credit facility were $61 million at June 30, 2025. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
During the first six months of 2025, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $410 million in senior unsecured debt at June 30, 2025 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $52 million of aggregate outstanding borrowings on the revolving credit facilities at June 30, 2025. We have guaranteed the debt of the Lending Joint Ventures. We maintained a liability of $17 million at June 30, 2025 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $10 million at June 30, 2025, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so, and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
Supplemental Guarantor Information
Fiserv, Inc. has fully, unconditionally and solely guaranteed on a senior unsecured basis the 2028 notes, 2032 notes and 2036 notes (the “Guaranteed Notes”) issued by Fiserv Funding Unlimited Company (the “Issuer”), an indirect wholly owned subsidiary of Fiserv, Inc. No other subsidiary of Fiserv, Inc. or the Issuer has guaranteed the Guaranteed Notes. The Guaranteed Notes are the Issuer’s unsecured senior obligations and rank equally with other unsecured senior indebtedness of the Issuer from time to time outstanding. The guarantees of Fiserv, Inc. are unsecured senior obligations of Fiserv, Inc. and rank equally with other unsecured senior indebtedness of Fiserv, Inc. from time to time outstanding.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of 90 days or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets.
The table below details our cash and cash equivalents held at:

(In millions)	June 30, 2025	December 31, 2024
Available	$532	$665
Unavailable (1)	467	571
Total	$999	$1,236

(1)Represents cash held by our joint ventures that is not available to fund operations outside of those entities unless approved by the board of directors of the relevant entity, as well as cash held by other entities that are subject to foreign exchange controls in certain countries or regulatory capital requirements.
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
Our exposure to foreign currency exchange risks generally arises from our international operations to the extent they are conducted in local currency. The major currencies to which our revenues are exposed are the Argentine Peso, Brazilian Real, British Pound, Euro and Indian Rupee. Changes in the value of underlying monetary assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions in highly inflationary economies may result in foreign currency exchange losses. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. In April 2025, the Argentine government announced economic policy changes, including the removal of certain currency controls, resulting in a significant devaluation of the Argentine Peso. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $46 million and $64 million for the three and six months ended June 30, 2025, respectively, which is included within other expense, net in the consolidated statements of income.
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes to our quantitative and qualitative analyses about market risk during the six months ended June 30, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2025	3,856,661	$199.99	3,856,661	64,456,743
May 1-31, 2025	4,575,000	169.44	4,575,000	59,881,743
June 1-30, 2025	3,774,764	166.50	3,774,764	56,106,979
Total	12,206,425		12,206,425
(1)On February 19, 2025 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. These authorizations do not expire.
ITEM 5. OTHER INFORMATION
(c) During the three months ended June 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Indenture, dated as of April 24, 2025, among Fiserv Funding Unlimited Company, as issuer, Fiserv, Inc., as a guarantor, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Post-Effective Amendment No. 1 to the Form S-3 Registration Statement filed on April 24, 2025).

4.2
First Supplemental Indenture, dated as of May 7, 2025, among Fiserv Funding Unlimited Company, as issuer, Fiserv, Inc., as a guarantor, and U.S. Bank Trust Company, National Association, as trustee (including the Form of 2.875% Senior Notes due 2028) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2025).

4.3
Second Supplemental Indenture, dated as of May 7, 2025, among Fiserv Funding Unlimited Company, as issuer, Fiserv, Inc., as a guarantor, and U.S. Bank Trust Company, National Association, as trustee (including the Form of 3.500% Senior Notes due 2032) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2025).

4.4
Third Supplemental Indenture, dated as of May 7, 2025, among Fiserv Funding Unlimited Company, as issuer, Fiserv, Inc., as a guarantor, and U.S. Bank Trust Company, National Association, as trustee (including the Form of 4.000% Senior Notes due 2036) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2025).

4.5
Agency Agreement, dated as of May 7, 2025, among Fiserv Funding Unlimited Company, as issuer, U.S. Bank Europe DAC, as paying agent, and U.S. Bank Trust Company, National Association, as trustee and security registrar (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 7, 2025).

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iii) the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) Notes to Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	July 24, 2025	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	July 24, 2025	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer