Form 10-Q
period 2025-09-30
FISERV INC
filed 2025-10-30
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2025, there were 537,851,887 shares of common stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Processing and services (1)	$4,273	$4,237	$12,622	$12,377
Product	990	978	3,287	2,828
Total revenue	5,263	5,215	15,909	15,205
Expenses:
Cost of processing and services	1,486	1,346	4,287	4,043
Cost of product	679	661	2,057	1,951
Selling, general and administrative	1,762	1,606	5,155	5,000
Net gain on sales and distribution of other assets	(100)	—	(117)	—
Total expenses	3,827	3,613	11,382	10,994
Operating income	1,436	1,602	4,527	4,211
Interest expense, net	(422)	(326)	(1,118)	(872)
Other expense, net	(50)	(5)	(107)	(17)
Income before income taxes and income (loss) from investments in unconsolidated affiliates	964	1,271	3,302	3,322
Income tax provision	(173)	(74)	(609)	(448)
Income (loss) from investments in unconsolidated affiliates	8	(626)	(16)	(642)
Net income	799	571	2,677	2,232
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	7	7	8	39
Net income attributable to Fiserv, Inc.	$792	$564	$2,669	$2,193

Net income attributable to Fiserv, Inc. per share:
Basic	$1.46	$0.98	$4.85	$3.76
Diluted	$1.46	$0.98	$4.83	$3.74

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	540.2	573.7	550.8	582.5
Diluted	541.8	576.9	553.0	585.7
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $21 million and $35 million for the three months ended September 30, 2025 and 2024, respectively, and $77 million and $111 million for the nine months ended September 30, 2025 and 2024, respectively (see Note 19).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$799	$571	$2,677	$2,232
Other comprehensive income (loss):
Fair market value adjustment on derivatives	(11)	(7)	(7)	(5)
Reclassification adjustment for net realized losses (gains) on cash flow hedges included in cost of processing and services	2	(1)	4	(3)
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	3	3	10	11
Tax impacts of derivatives	1	1	(2)	(1)
Unrealized loss on defined benefit pension plans (see Note 1)	—	—	—	(105)
Tax impacts of defined benefit pension plans	—	—	—	26
Foreign currency translation	(71)	210	386	(110)
Tax impacts of foreign currency translation	(6)	56	132	17
Total other comprehensive income (loss)	(82)	262	523	(170)
Comprehensive income	$717	$833	$3,200	$2,062
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	7	7	8	39
Less: other comprehensive income attributable to noncontrolling interests	2	21	95	3
Comprehensive income attributable to Fiserv, Inc.	$708	$805	$3,097	$2,020
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,068	$1,236
Trade accounts receivable, less allowance for doubtful accounts	3,957	3,725
Prepaid expenses and other current assets	3,597	3,087
Settlement assets	15,535	15,429
Total current assets	24,157	23,477
Property and equipment, net	2,968	2,374
Customer relationships, net	5,270	5,868
Other intangible assets, net	4,892	4,072
Goodwill	37,449	36,584
Contract costs, net	997	996
Investments in unconsolidated affiliates	1,084	1,506
Other long-term assets	2,553	2,299
Total assets	$79,370	$77,176
Liabilities and Equity
Accounts payable and other current liabilities	$4,644	$4,799
Short-term and current maturities of long-term debt	1,323	1,110
Contract liabilities	873	819
Settlement obligations	15,535	15,429
Total current liabilities	22,375	22,157
Long-term debt	28,876	23,730
Deferred income taxes	1,825	2,477
Long-term contract liabilities	257	263
Other long-term liabilities	893	863
Total liabilities	54,226	49,490
Commitments and Contingencies (see Note 18)
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,219	23,080
Accumulated other comprehensive loss	(985)	(1,413)
Retained earnings	26,244	23,575
Treasury stock, at cost, 247 million and 220 million shares, respectively	(23,365)	(18,182)
Total Fiserv, Inc. shareholders’ equity	25,121	27,068
Noncontrolling interests	23	618
Total equity	25,144	27,686
Total liabilities and equity	$79,370	$77,176
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,677	$2,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,365	1,248
Amortization of acquisition-related intangible assets	993	1,089
Amortization of financing costs and debt discounts	34	33
Share-based compensation	302	273
Deferred income taxes	(589)	(539)
Net gain on sales and distribution of other assets	(117)	—
Loss from investments in unconsolidated affiliates	16	642
Distributions from unconsolidated affiliates	34	29
Non-cash foreign currency exchange losses	118	112
Other operating activities	(5)	(19)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(111)	(136)
Prepaid expenses and other assets	(561)	(503)
Contract costs	(179)	(189)
Accounts payable and other liabilities	117	134
Contract liabilities	24	4
Net cash provided by operating activities	4,118	4,410
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(1,321)	(1,170)
Payments for acquisition of businesses, net of cash acquired	(369)	—
Merchant cash advances, net	(614)	(645)
Distributions from unconsolidated affiliates	17	59
Purchases of investments	(78)	(37)
Proceeds from sale of investments	486	53
Other investing activities	(18)	—
Net cash used in investing activities	(1,897)	(1,740)
Cash flows from financing activities:
Debt proceeds	5,753	6,141
Debt repayments	(3,352)	(4,665)
Net borrowings from commercial paper and short-term borrowings	1,169	345
Payments of debt financing costs	(20)	(28)
Proceeds from issuance of treasury stock	53	79
Purchases of treasury stock, including employee shares withheld for tax obligations	(5,695)	(4,491)
Settlement activity, net	(74)	487
Distributions paid to noncontrolling interests and redeemable noncontrolling interest	(2)	(48)
Payments to acquire noncontrolling interests of consolidated subsidiaries	(436)	—
Payments of acquisition-related contingent consideration	—	(3)
Settlement of derivative contracts	65	—
Other financing activities	4	(2)
Net cash used in financing activities	(2,535)	(2,185)
Effect of exchange rate changes on cash and cash equivalents	86	25
Net change in cash and cash equivalents	(228)	510
Cash and cash equivalents, beginning balance	2,993	2,963
Cash and cash equivalents, ending balance	$2,765	$3,473
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

(In millions)	September 30, 2025	December 31, 2024	September 30, 2024
Cash and cash equivalents on the consolidated balance sheets	$1,068	$1,236	$1,228
Cash and cash equivalents included in settlement assets	1,682	1,756	2,243
Restricted cash	15	1	2
Total cash and cash equivalents on the consolidated statements of cash flows	$2,765	$2,993	$3,473
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $82 million and $71 million at September 30, 2025 and December 31, 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Prepaid maintenance, postage and insurance	$302	$216
Other prepaid expenses	258	188
Total prepaid expenses (1)	560	404
Income tax receivables (2)	278	501
Clover Capital and other merchant cash advances, net	513	381
Settlement advance cash payments	1,372	1,101
Other current assets	874	700
Total other current assets	3,037	2,683
Total prepaid expenses and other current assets	$3,597	$3,087
(1)Prepaid expenses represent advance payments for goods and services to be consumed in the future.
(2)Includes receivables associated with transferable federal tax credits (see Note 15).
The Company offers merchants advance access to capital, primarily through its Clover Capital program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under its merchant cash advance programs, including Clover Capital, were $544 million and $397 million at September 30, 2025 and December 31, 2024, respectively. The Company maintained a reserve of $31 million and $16 million at September 30, 2025 and December 31, 2024, respectively, based on an estimate of uncollectible amounts.
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
Certain merchant settlement assets (included within settlement receivables) that relate to settlement obligations are held by partner banks. Although the Company does not have legal ownership of these assets, it has the right to use them to satisfy the related settlement obligations. The Company records settlement obligations for amounts payable to merchants and for outstanding payment instruments issued to payees that have not yet been presented for settlement.
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The amount of merchant collateral available to the Company was $605 million and $598 million at September 30, 2025 and December 31, 2024, respectively. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $32 million and $24 million for the three months ended September 30, 2025 and 2024, respectively, and $93 million and $77 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchant payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and other current liabilities in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $44 million and $40 million at September 30, 2025 and December 31, 2024, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s operating segments. The Company’s most recent annual impairment assessment of its reporting units in the fourth quarter of 2024 determined that its goodwill was not impaired as the estimated fair values exceeded the carrying values for each of the Company’s reporting units. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit(s); or significant changes in the composition of, or assumptions used in, the quantitative test for certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. There is no accumulated goodwill impairment for the Company through September 30, 2025.
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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $53 million and $22 million for the three months ended September 30, 2025 and 2024, respectively, and $117 million and $75 million for the nine months ended September 30, 2025 and 2024, respectively, which is included within other expense, net in the consolidated statements of income.
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
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest expense	$(432)	$(339)	$(1,147)	$(904)
Interest income	10	13	29	32
Interest expense, net	$(422)	$(326)	$(1,118)	$(872)
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances and expands the current annual and interim requirements on segment information disclosures. Under the new disclosure requirements, entities are required to disclose, on an annual and interim basis: significant segment expense categories and amounts for each reportable segment that are included in the reported measure of segment profit or loss and regularly provided to the chief operating decision maker (“CODM”); an aggregate amount and qualitative description of other segment items included in each reported measure of segment profit or loss for each reportable segment; measures of a segment’s profit or loss that are used by the CODM to assess segment performance and decide how to allocate resources; and disclosure of the title and position of the individual or the name of the group identified as the CODM. For public entities, the provisions within ASU 2023-07 are to be applied retrospectively for all comparative periods and were effective for fiscal years beginning after December 15, 2023, and for interim periods of fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective for the year ended December 31, 2024, with retrospective application of the additional segment information for the years ended December 31, 2023 and 2022. Additional information regarding the Company’s reportable segments, including the application of the provisions of ASU 2023-07 for the three and nine months ended September 30, 2025 and 2024, is included in Note 20 to the consolidated financial statements.
Recently Issued Accounting Pronouncements
In 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvement to Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. ASU 2023-09 requires entities to consistently categorize and provide greater disaggregation of information within the income tax reconciliation to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective and statutory tax rates. For public entities, the provisions within ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and for interim periods of fiscal years beginning after December 15, 2025. The Company intends to adopt the new income tax disclosure requirements in accordance with the provisions of ASU 2023-09 on a prospective basis, effective for its fiscal year ending December 31, 2025.
In 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. Under ASU 2024-03, entities will be required to disaggregate information, in tabular format, about specific natural expense categories underlying certain income statement expense line items that are considered ‘relevant’, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, ASU 2024-03 requires the disclosure of selling expenses, along with how an entity defines such expenses. For public entities, the provisions within ASU 2024-03 (as further clarified through ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)) are effective for the first annual reporting period beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. The provisions within ASU 2024-03 are required to be applied prospectively; however, such provisions may be applied retrospectively for all comparative periods following the effective date. The Company is currently assessing the impact the adoption of ASU 2024-03 will have on its consolidated financial statement disclosures.
In 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), to modernize the accounting guidance for costs to develop software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to better align with current software development methods, such as agile programming. Under ASU 2025-06, cost capitalization begins when management has authorized and committed to funding the project, and it is probable the project will be completed and the software will be used to perform its intended function. For all entities, the provisions within ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim reporting periods within those fiscal years. The provisions within ASU 2025-06 can be applied either retrospectively through a cumulative-effect adjustment, prospectively to software costs incurred after the adoption date (on existing, in-process software projects or new projects), or on a modified prospective basis. The Company is currently assessing the impact the adoption of ASU 2025-06 will have on its consolidated financial statements and disclosures.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant and the Financial reportable segments (see Note 20). The table below presents the Company’s revenue disaggregated by business line and includes a reconciliation with its reportable segments. The

Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned in the U.S., with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 16% and 15% of total revenue for the three and nine months ended September 30, 2025, respectively, and approximately 15% of total revenue for each of the three and nine months ended September 30, 2024.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Business Line	2025	2024	2025	2024
Small Business	$1,741	$1,627	$5,109	$4,719
Enterprise	580	558	1,669	1,563
Processing	265	284	824	850
Total Merchant Solutions segment revenue	$2,586	$2,469	$7,602	$7,132
Digital Payments	$939	$987	$2,985	$2,894
Issuing	802	789	2,492	2,316
Banking	592	636	1,825	1,866
Total Financial Solutions segment revenue	$2,333	$2,412	$7,302	$7,076
Corporate and Other	$344	$334	$1,005	$997
Total Revenue	$5,263	$5,215	$15,909	$15,205
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	September 30, 2025	December 31, 2024
Contract assets	$904	$832
Contract liabilities	1,130	1,082
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily relate to customer discounts (contract incentives) where revenue is recognized and payment of consideration under the contract is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $711 million of revenue during the nine months ended September 30, 2025 that was included in the contract liabilities balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at September 30, 2025:

(In millions)
Year Ending December 31,
Remainder of 2025	$655
2026	2,345
2027	1,781
2028	1,251
Thereafter	1,385
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
Acquisition of CCV
On March 18, 2025, the Company acquired CCV Group B.V. (“CCV”), a Netherlands-based supplier of point-of sale (“POS”) payment solutions, for $226 million, net of $27 million of acquired cash. CCV is included within the Merchant Solutions (“Merchant”) segment and expands the Company’s network of payment solutions.
The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets, including customer relationships, of approximately $96 million with an estimated useful life of 5 years, $123 million of goodwill and $34 million of other net assets, including acquired cash. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by enabling the Company’s ability to accelerate the deployment of its Clover® POS and business management platform, providing enhanced capabilities and innovation to an expansive combined merchant and partner base across Europe.
Other Acquisitions
On April 4, 2025, the Company acquired Pinch Payments NZ Limited (together with Zootive Pty Ltd, “Pinch Payments”), an Australia-based payment facilitator. Pinch Payments is included within the Merchant segment and expands the Company’s flexible payment services for its partners and clients, and presence within the Asia-Pacific region. On June 4, 2025, the Company acquired Money Money Serviços Financeiros S.A. (“Money Money”), a Brazil-based provider of risk analysis and credit decisioning solutions. Money Money is included within the Merchant segment and expands the Company’s payment and financial service capabilities, enabling access to working capital and other payment solutions for small and medium-sized businesses. On September 4, 2025, the Company acquired CardFree Inc. (“CardFree”), an all-in-one platform delivering integrated order, payment and loyalty solutions for merchants. CardFree is included within the Merchant segment and further expands the capabilities of the Company’s Clover® platform across the hospitality, restaurant and lodging industries. On September 25, 2025, the Company acquired the Smith Consulting Group, LLC business (“SCG”), an operational consulting service utilized by community banks and credit unions across the U.S. SCG is included within the Financial segment and supports the Company’s ability to provide consultative engagement to enhance community banks’ and credit unions’ strategic investments.

The Company acquired these businesses for an aggregate purchase price, including deferred payments, of $76 million, including earn-out provisions estimated at a fair value of $27 million (see Note 8). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets, including software and technology, of approximately $31 million with an estimated weighted average useful life of 7 years, $53 million of goodwill and $8 million of other net liabilities. The purchase price allocations for Pinch Payments and Money Money were finalized in the third quarter of 2025, and the measurement period adjustments did not have a material impact on the Company’s consolidated statements of income. The purchase price allocations for CardFree and SCG are preliminary and are subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill for these acquisitions is primarily attributed to the anticipated value created by expanding the reach of the Company’s payment solutions and financial service capabilities, as well as enhancing the capabilities of Clover® and the expansion of advisory services for financial institutions. For tax purposes, goodwill related to the SCG acquisition is deductible; however, goodwill is not deductible in relation to the respective Pinch Payments, Money Money or CardFree acquisitions.
On September 26, 2025, the Company entered into definitive agreements to acquire StoneCastle Cash Management, LLC, INDX Processing, LLC and StoneCastle Trust Co. (collectively, “StoneCastle”). StoneCastle enables its network of depository institutions to easily access stable, cost-efficient deposit funding. StoneCastle will be included within the Financial segment and enables the Company to become a technology-enabled source of institutional deposits, helping financial institutions strengthen their balance sheets. This transaction is expected to close by the first quarter of 2026, subject to regulatory approval and other customary closing conditions. On October 1, 2025, the Company acquired a portion of The Toronto-Dominion Bank’s (“TD Bank”) merchant processing business in Canada. This business will be included within the Merchant segment and expands the footprint of the Company’s Clover® platform. The Company expects to acquire these businesses for an aggregate purchase price of approximately $460 million.
Other Transactions
On April 17, 2025, the Company acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, an India-based merchant acceptance business, for $22 million. The Company previously held a majority controlling financial interest in this subsidiary, which continues to be consolidated and reported within the Merchant segment. On September 5, 2025, the Company acquired the remaining 49.9% ownership interest, including cash held of $195 million, in AIB Merchant Services (“AIBMS”), an Ireland-based payments solution provider, for $420 million. The Company previously held a majority controlling financial interest in this subsidiary, which continues to be consolidated and reported within the Merchant segment.
5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2025
Customer relationships	$14,775	$9,505	$5,270
Acquired software and technology	1,993	1,298	695
Trade names	635	445	190
Purchased software	1,434	452	982
Capitalized software and other intangibles	4,820	1,795	3,025
Total	$23,657	$13,495	$10,162

December 31, 2024
Customer relationships	$14,488	$8,620	$5,868
Acquired software and technology	1,935	1,159	776
Trade names	635	410	225
Purchased software	1,019	517	502
Capitalized software and other intangibles	3,974	1,405	2,569
Total	$22,051	$12,111	$9,940

Amortization expense associated with the above identifiable intangible assets was $561 million and $566 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 billion for both the nine months ended September 30, 2025 and 2024.
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
Merchant Alliances
The Company maintains ownership interests in certain merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the merchant alliance and charges fees to the alliance based on contractual pricing (see Note 19). The Company’s investment in its merchant alliances was $762 million and $1.2 billion at September 30, 2025 and December 31, 2024, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
The Company maintained a 40% ownership interest in the Wells Fargo Merchant Services merchant alliance (“WFMS”), which was accounted for as an equity method investment. The Company acquired its ownership, at fair value, in WFMS through its 2019 acquisition of First Data Corporation. In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided the Company with a notice of non-renewal for WFMS. Upon the expiration of the joint venture on April 1, 2025, the Company received an initial cash payment of $453 million. Completion of the contractual valuation and separation process during the third quarter of 2025 did not result in a significant adjustment to the initial cash payment received.
During the year ended December 31, 2024, the Company recorded a $595 million non-cash impairment as a result of an other-than-temporary decline in the fair value of its equity method investment in WFMS within income (loss) from investments in unconsolidated affiliates, with the related tax benefit of $129 million recorded through the income tax provision, in the consolidated statement of income. The Company recorded an initial pre-tax impairment charge of $570 million in the third quarter of 2024 based upon the Company’s estimate of the fair value of its portion of WFMS, and an additional $25 million pre-tax impairment charge in the fourth quarter of 2024 based upon the expected cash payment as described above. An additional $4 million pre-tax impairment charge was recorded in the first nine months of 2025 upon completion of the contractual valuation and separation process.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $254 million and $250 million at September 30, 2025 and December 31, 2024, respectively, and are primarily included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense, net in the consolidated statements of income for the period. Adjustments made to the values recorded for certain equity securities and net gains from sales of equity securities were not significant during the three and nine months ended September 30, 2025, and were $2 million and $29 million during the three and nine months ended September 30, 2024, respectively.
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
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $325 million and $481 million at September 30, 2025 and December 31, 2024, respectively. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2025, the Company estimates that it will recognize losses of approximately $9 million in cost of processing and services during the next twelve months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. In 2019, concurrent with the issuance of U.S. dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $91 million and $101 million at September 30, 2025 and December 31, 2024, respectively. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2025, the Company estimates that it will recognize approximately $13 million in net interest expense during the next twelve months related to settled interest rate hedge contracts.
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
The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

(In millions)	September 30, 2025	December 31, 2024
Currency
Euros	440	600
Singapore Dollars	828	841
Canadian Dollars	405	259
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
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Cross-currency rate swap contracts	$11	$(33)	$(82)	$(17)
Foreign currency-denominated debt	10	(134)	(313)	(33)
The Company recorded income tax impacts of $(6) million and $56 million during the three months ended September 30, 2025 and 2024, respectively, and $132 million and $17 million during the nine months ended September 30, 2025 and 2024, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes and fixed-to-fixed cross-currency rate swap contracts.
Fair Value Hedges
The Company previously maintained a fixed-to-fixed cross-currency rate swap contract in the notional amount of 525 million British Pounds, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes, which matured in July 2025, as well as fixed-to-fixed cross-currency rate swap contracts on the principal amount of a Euro-denominated intercompany note, which was repaid in 2024. Net changes in the fair value of the cross-currency rate swaps ($0.3 million loss and $33 million gain for the three months ended September 30, 2025 and 2024, respectively, and $60 million and $33 million gain for the nine months ended September 30, 2025 and 2024, respectively), along with the offsetting change in the fair value of the hedged notes, attributable to fluctuations in the respective foreign currency spot rates were recognized in other expense, net within the consolidated statements of income.
8. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 7) are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated using a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The Company’s obligation to satisfy the purchase of a redeemable noncontrolling interest in a previously terminated merchant alliance joint venture was measured at the estimated fair value of the minority interest. Such obligation was settled in the third quarter of 2025 through the distribution of certain merchant contracts to the minority partner (see Note 11). The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	September 30, 2025	December 31, 2024
Assets
Cross-currency rate swap contract designated as net investment hedge	Prepaid expenses and other current assets	Level 2	$—	$2
Cross-currency rate swap contracts designated as net investment hedges	Other long-term assets	Level 2	—	6
Liabilities
Cross-currency rate swap contract designated as fair value hedge	Accounts payable and other current liabilities	Level 2	$—	$12
Cross-currency rate swap contracts designated as net investment hedges	Accounts payable and other current liabilities	Level 2	29	9
Forward exchange contracts designated as cash flow hedges	Accounts payable and other current liabilities	Level 2	9	6
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	2	2
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	76	17
Contingent consideration	Accounts payable and other current liabilities	Level 3	6	—
Contingent consideration	Other long-term liabilities	Level 3	21	—
Obligation to purchase redeemable noncontrolling interest	Accounts payable and other current liabilities	Level 3	—	95
Contingent debt guarantee	Other long-term liabilities	Level 3	8	15

Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit and commercial paper notes approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $28.0 billion and $23.2 billion at September 30, 2025 and December 31, 2024, respectively, and the carrying value was $28.2 billion and $23.9 billion at September 30, 2025 and December 31, 2024, respectively.
Debt Guarantee Arrangements
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. The Company’s net investment in the Lending Joint Ventures was $94 million and $49 million at September 30, 2025 and December 31, 2024, respectively. The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $404 million in senior unsecured debt at September 30, 2025 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $21 million of aggregate outstanding borrowings on the revolving credit facilities at September 30, 2025. The Company has guaranteed the debt of the Lending Joint Ventures.
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures, which are reported within other long-term liabilities in the consolidated balance sheets. The Company has provided aggregate guarantees of $487 million associated with the debt of the Lending Joint Ventures and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $14 million and $21 million approximates the fair value at September 30, 2025 and December 31, 2024, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $5 million and $4 million during the three months ended September 30, 2025 and 2024, respectively, and $14 million and $13 million during the nine months ended September 30, 2025 and 2024, respectively, within other expense, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances.

9. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Trade accounts payable	$717	$511
Client deposits	977	985
Transferable federal tax credits (see Note 15)	569	866
Accrued compensation and benefits	273	296
Accrued taxes	307	261
Accrued interest	212	335
Accrued payment network fees	282	253
Operating lease liabilities	120	116
Accrued professional fees	128	102
Obligation to purchase redeemable noncontrolling interest (see Note 11)	—	95
Other accrued expenses	1,059	979
Total	$4,644	$4,799

10. Debt
The Company’s debt consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Short-term and current maturities of long-term debt:
Foreign lines of credit	$876	$784
Finance lease and other financing obligations	447	326
Total short-term and current maturities of long-term debt	$1,323	$1,110

Long-term debt:
3.850% senior notes due June 2025	$—	$900
2.250% senior notes due July 2025 (British Pound-denominated)	—	661
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	585	521
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	878	—
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	585	521
4.550% senior notes due February 2031	1,000	—
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	936	835
3.000% senior notes due July 2031 (British Pound-denominated)	704	661
3.500% senior notes due June 2032 (Euro-denominated)	907	—
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
5.150% senior notes due August 2034	900	900
5.250% senior notes due August 2035	1,000	—
4.000% senior notes due June 2036 (Euro-denominated)	761	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	1,238	221
Euro commercial paper notes	1,310	1,239
Revolving credit facility	—	115
Unamortized discount and deferred financing costs	(178)	(150)
Finance lease and other financing obligations	1,600	656
Total long-term debt	$28,876	$23,730
The Company was in compliance with all financial debt covenants during the nine months ended September 30, 2025.
Senior Notes
On August 11, 2025, the Company completed the public offering and issuance of $2.0 billion of senior notes, comprised of $1.0 billion aggregate principal amount of 4.550% senior notes due in February 2031 and $1.0 billion aggregate principal amount of 5.250% senior notes due in August 2035. Interest on these senior notes is paid semi-annually. The Company used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of the

Company’s commercial paper notes and for share repurchases.
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
At September 30, 2025, the 3.200% senior notes due July 2026 were classified in the consolidated balance sheet as long-term, as the Company has the ability to refinance such debt under its revolving credit facility.
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
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $1.2 billion and $221 million at September 30, 2025 and December 31, 2024, with weighted average interest rates of 4.301% and 4.534%, respectively. Outstanding borrowings under the Euro program were $1.3 billion and $1.2 billion at September 30, 2025 and December 31, 2024, with weighted average interest rates of 2.135% and 3.115%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
On August 12, 2025, the Company entered into a new senior unsecured multicurrency revolving credit facility with substantially the same syndicate of banks that were lenders under its prior revolving credit facility, which the Company voluntarily terminated and replaced. The new credit facility matures in August 2030 and provides for a maximum aggregate principal amount of availability of $8.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. There were no outstanding borrowings under the revolving credit facility at September 30, 2025. Outstanding borrowings under the previous revolving credit facility were $115 million at December 31, 2024, with a corresponding interest rate of 5.440%. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.

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

	Outstanding Borrowings (in millions)		Weighted-Average Interest Rate
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Argentina	$482	$597	55.552%	38.470%
Brazil	297	94	15.603%	12.976%
Uruguay and Other	97	93	9.152%	7.014%
Total	$876	$784	36.887%	31.695%
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
Effective June 2024, the Company and the merchant alliance joint venture minority partner mutually agreed to terminate the joint venture agreement on September 1, 2024. Under the provisions of the separation agreement, the Company redeemed the minority partner’s membership interest in exchange for a future distribution of certain merchant contracts. The redeemable noncontrolling interest was adjusted in the second quarter of 2024 to reflect the estimated redemption value, with a corresponding adjustment recorded to additional paid-in capital. Additionally, as the redeemable noncontrolling interest became mandatorily redeemable, the Company’s obligation to satisfy the purchase of the interest was classified as a current liability in the consolidated balance sheet. The distribution of certain merchant contracts for the redemption of the minority partner’s membership interest was settled in the third quarter of 2025, resulting in a gain of $89 million within net gain on sales and distribution of other assets in the consolidated statements of income. There was no associated tax impact on this gain. The Company maintains an ongoing relationship with the former minority partner to provide processing and other support services following the termination of the joint venture agreement.
The following table presents a summary of the redeemable noncontrolling interest activity during the nine months ended September 30, 2024:

(In millions)
Balance at beginning of period	$161
Distributions paid to redeemable noncontrolling interest	(13)
Share of income	13
Adjustment to estimated redemption value of redeemable noncontrolling interest	(66)
Reclassification to current liability	(95)
Balance at end of period	$—

12. Equity
The following tables provide changes in equity during the three and nine months ended September 30, 2025 and 2024:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended September 30, 2025	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2025	784	240	$8	$23,004	$(901)	$25,452	$(22,348)	$548	$25,763
Net income						792		7	799
Other comprehensive income (loss)					(84)			2	(82)
Share-based compensation				87					87
Shares issued under stock plans		—		(13)			22		9
Purchases of treasury stock		7					(1,039)		(1,039)
Acquisition of noncontrolling interest of consolidated subsidiary (1)				141				(534)	(393)
Balance at September 30, 2025	784	247	$8	$23,219	$(985)	$26,244	$(23,365)	$23	$25,144
(1)The Company acquired the remaining 49.9% ownership interest in AIBMS, an Ireland-based payment solutions provider, during the three months ended September 30, 2025. The Company previously held a majority controlling financial interest in this consolidated subsidiary (see Note 4).

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended September 30, 2024	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at June 30, 2024	784	207	$8	$23,014	$(1,197)	$22,073	$(15,744)	$624	$28,778
Net income						564		7	571
Other comprehensive loss					241			21	262
Share-based compensation				88					88
Shares issued under stock plans		(1)		(99)			64		(35)
Purchases of treasury stock		8					(1,261)		(1,261)
Balance at September 30, 2024	784	214	$8	$23,003	$(956)	$22,637	$(16,941)	$652	$28,403

	Fiserv, Inc. Shareholders’ Equity

Nine Months Ended September 30, 2025	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	784	220	$8	$23,080	$(1,413)	$23,575	$(18,182)	$618	$27,686
Net income						2,669		8	2,677
Other comprehensive income					428			95	523
Share-based compensation				302					302
Shares issued under stock plans		(2)		(458)			216		(242)
Purchases of treasury stock		29					(5,399)		(5,399)
Capital contribution from noncontrolling interest								5	5
Acquisition of noncontrolling interests of consolidated subsidiaries (1)				295				(703)	(408)
Balance at September 30, 2025	784	247	$8	$23,219	$(985)	$26,244	$(23,365)	$23	$25,144
(1)The Company acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, an India-based merchant acceptance business, and the remaining 49.9% ownership interest in AIBMS, an Ireland-based payment solutions provider, during the nine months ended September 30, 2025. The Company previously held a majority controlling financial interest in each of these consolidated subsidiaries (see Note 4).

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

13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended September 30, 2025
Balance at June 30, 2025	$(69)	$(825)	$(7)	$(901)
Other comprehensive loss before reclassifications	(8)	(79)	—	(87)
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income	(5)	(79)	—	(84)
Balance at September 30, 2025	$(74)	$(904)	$(7)	$(985)

Three Months Ended September 30, 2024
Balance at June 30, 2024	$(72)	$(1,029)	$(96)	$(1,197)
Other comprehensive income (loss) before reclassifications	(6)	245	—	239
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2
Net current-period other comprehensive income (loss)	(4)	245	—	241
Balance at September 30, 2024	$(76)	$(784)	$(96)	$(956)

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(79)	$(1,327)	$(7)	$(1,413)
Other comprehensive income (loss) before reclassifications	(5)	423	—	418
Amounts reclassified from accumulated other comprehensive loss	10	—	—	10
Net current-period other comprehensive income	5	423	—	428
Balance at September 30, 2025	$(74)	$(904)	$(7)	$(985)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(78)	$(688)	$(17)	$(783)
Other comprehensive loss before reclassifications (see Note 1)	(4)	(96)	(79)	(179)
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive income (loss)	2	(96)	(79)	(173)
Balance at September 30, 2024	$(76)	$(784)	$(96)	$(956)
14. Share-Based Compensation
The Company recognized $87 million and $88 million of share-based compensation expense during the three months ended September 30, 2025 and 2024, respectively, and $302 million and $273 million of share-based compensation during the nine months ended September 30, 2025 and 2024, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year; however, grants may also occur throughout the year. At September 30, 2025, the total remaining unrecognized compensation cost for restricted stock units and awards and performance share units, net of estimated forfeitures, of $452 million is expected to be recognized over a weighted-average period of 1.8 years.

A summary of restricted stock unit, restricted stock award and performance share unit activity during the nine months ended September 30, 2025 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units and awards - December 31, 2024	4,716	$124.78	1,966	$116.62
Granted	1,617	227.11	1,022	207.39
Forfeited	(319)	165.52	(201)	132.11
Vested	(2,443)	123.64	(626)	111.14
Units and awards - September 30, 2025	3,571	$167.88	2,161	$142.47
A summary of stock option activity during the nine months ended September 30, 2025 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2024	1,586	$89.65
Exercised	(820)	88.86
Stock options outstanding - September 30, 2025	766	$90.50	3.51	$29
Stock options exercisable - September 30, 2025	766	$90.50	3.51	$29
15. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Income tax provision	$173	$74	$609	$448
Effective income tax rate	17.9%	5.8%	18.4%	13.5%
The income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 17.9% and 5.8% for the three months ended September 30, 2025 and 2024, and 18.4% and 13.5% for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate for each of the nine months ended September 30, 2025 and 2024 included discrete tax benefits from equity compensation, resulting in a lower effective income tax rate compared to the statutory income tax rate. The effective income tax rate for the three and nine months ended September 30, 2024 included a deferred tax benefit of $142 million recorded within the income tax provision associated with a non-cash impairment charge of $570 million recorded within income (loss) from investments in unconsolidated affiliates.
Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit during both the nine months ended September 30, 2025 and 2024. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and other current liabilities within the consolidated balance sheets at September 30, 2025 and December 31, 2024.
On July 4, 2025, the U.S. enacted tax legislation referred to as the One Big Beautiful Bill Act (the “Act”). The Act includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Act contains multiple effective dates between 2025 and 2027. Provisions of the Act relevant to the Company are effective beginning in 2026. The Company is currently assessing the impact that these provisions will have on its consolidated financial statements.

The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $82 million at September 30, 2025. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $6 million over the next twelve months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of September 30, 2025, the Company’s U.S. federal income tax returns for 2023 and 2024, and tax returns in certain states and foreign jurisdictions for 2017 through 2024, remain subject to examination by taxing authorities.
16. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	540.2	573.7	550.8	582.5
Common stock equivalents	1.6	3.2	2.2	3.2
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	541.8	576.9	553.0	585.7
For the three and nine months ended September 30, 2025, restricted stock units for 1.3 million and 956 thousand shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For both the three and nine months ended September 30, 2024, restricted stock units excluded from the calculation of weighted-average outstanding shares - diluted were not significant.
17. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Nine Months Ended September 30,
(In millions)	2025	2024
Interest paid	$1,237	$983
Net income taxes paid	1,240	1,015
Treasury stock purchases settled after the balance sheet date	—	39
Software obtained under financing arrangements	554	96
Hardware obtained under financing arrangements	202	—
Right-of-use assets obtained in exchange for lease liabilities - operating leases	32	74
Right-of-use assets obtained in exchange for lease liabilities - finance leases	763	197
18. Commitments and Contingencies
Litigation Matters
On July 24, 2025, a federal securities law complaint was filed by the City of Hollywood Police Officers’ Retirement System against the Company and Messrs. Bisignano, Lyons, Hau, and Best in the United States District Court for the Southern District of New York. The complaint is brought on behalf of a putative class of purchasers of Company securities from July 22, 2024 to July 24, 2025 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges, among other things, that certain statements made by the Company about Clover’s growth were false and/or misleading and led to a decline in the Company’s stock price over the purported class period. The defendants have not yet answered or otherwise responded to the complaint in this action. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The Company has also received demands on the board of directors from purported Company shareholders that the Company pursue certain litigation against certain of its current and former directors and officers alleging, among other things, supposed breaches of duty based on the factual allegations made in the securities class action complaint. Such demands may precede derivative actions which name the Company as a nominal defendant. To date, no such litigation has been filed and the Company cannot predict with any degree of certainty whether derivative actions will be filed in the future.

In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $38 million and $43 million at September 30, 2025 and December 31, 2024, respectively, related to its various legal proceedings. The Company’s estimate of the possible range of exposure for various legal proceedings in excess of amounts accrued is $0 million to approximately $120 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled $1.4 billion and $1.3 billion at September 30, 2025 and December 31, 2024, respectively.
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
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $21 million and $36 million for the three months ended September 30, 2025 and 2024, respectively, and $72 million and $113 million for the nine months ended September 30, 2025 and 2024, respectively. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $7 million and $21 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively.
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

Operating results for each reportable segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended September 30, 2025
Revenues:
Processing and services revenue	$2,274	$1,999
Product revenue	312	334
Reportable segment revenue	$2,586	$2,333	$4,919
Corporate and Other revenue (1)			344
Total Company revenue			$5,263
Expenses:
Personnel expenses (2)	352	498
Direct costs (3)	886	200
Depreciation and amortization expense	111	128
Other operating expense (4)	120	162
Allocations from Corporate and Other (5)	155	354

Reportable segment operating income	$962	$991	$1,953
Corporate and Other operating loss (6)			(517)
Interest expense, net			(422)
Other expense, net (7)			(50)
Income before income taxes and income (loss) from investments in unconsolidated affiliates			$964

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended September 30, 2024
Revenues:
Processing and services revenue	$2,198	$2,036
Product revenue	271	376
Reportable segment revenue	$2,469	$2,412	$4,881
Corporate and Other revenue (1)			334
Total Company revenue			$5,215
Expenses:
Personnel expenses (2)	325	496
Direct costs (3)	792	191
Depreciation and amortization expense	92	118
Other operating expense (4)	172	96
Allocations from Corporate and Other (5)	157	368

Reportable segment operating income	$931	$1,143	$2,074
Corporate and Other operating loss (6)			(472)
Interest expense, net			(326)
Other expense, net (7)			(5)
Income before income taxes and income (loss) from investments in unconsolidated affiliates			$1,271

	Reportable Segments
(In millions)	Merchant	Financial	Total
Nine Months Ended September 30, 2025
Revenues:
Processing and services revenue	$6,612	$6,010
Product revenue	990	1,292
Reportable segment revenue	$7,602	$7,302	$14,904
Corporate and Other revenue (1)			1,005
Total Company revenue			$15,909
Expenses:
Personnel expenses (2)	1,031	1,500
Direct costs (3)	2,606	608
Depreciation and amortization expense	320	377
Other operating expense (4)	470	338
Allocations from Corporate and Other (5)	489	1,096

Reportable segment operating income	$2,686	$3,383	$6,069
Corporate and Other operating loss (6)			(1,542)
Interest expense, net			(1,118)
Other expense, net (7)			(107)
Income before income taxes and income (loss) from investments in unconsolidated affiliates			$3,302

	Reportable Segments
(In millions)	Merchant	Financial	Total
Nine Months Ended September 30, 2024
Revenues:
Processing and services revenue	$6,340	$6,024
Product revenue	792	1,052
Reportable segment revenue	$7,132	$7,076	$14,208
Corporate and Other revenue (1)			997
Total Company revenue			$15,205
Expenses:
Personnel expenses (2)	1,013	1,466
Direct costs (3)	2,325	556
Depreciation and amortization expense	272	348
Other operating expense (4)	469	306
Allocations from Corporate and Other (5)	471	1,156

Reportable segment operating income	$2,582	$3,244	$5,826
Corporate and Other operating loss (6)			(1,615)
Interest expense, net			(872)
Other expense, net (7)			(17)
Income before income taxes and income (loss) from investments in unconsolidated affiliates			$3,322
(1)Primarily includes postage reimbursements.
(2)Includes compensation and benefit costs of Company employees, as well as expenses paid to third parties for consulting and temporary help, net of capitalized software costs.
(3)Includes cost of goods sold, residual payments to channel partners and other reselling costs.
(4)Includes data processing, facility, and marketing costs that are directly charged to the reportable segments. Includes in the Merchant segment a gain of $89 million related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest in the third quarter and first nine months of 2025 (see Note 11).
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

Other significant items include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Depreciation and amortization:
Merchant (1)	$128	$114	$367	$320
Financial (1)	169	160	504	470
Corporate and Other (2)	503	515	1,521	1,580
Total Company	$800	$789	$2,392	$2,370

Capital expenditures, including capitalized software and other intangibles:
Merchant	$167	$147	$412	$404
Financial	181	153	493	456
Corporate and Other	159	102	416	310
Total Company	$507	$402	$1,321	$1,170
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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business, including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, taxes, trade policies and tariffs, a recession, bank failures, or intensified international hostilities, and the impact they may have on us and our employees, clients, vendors, supply chain, operations and sales; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our growth strategies; our ability to successfully implement the One Fiserv action plan; our ability to attract and retain key personnel; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and nine months ended September 30, 2025 to the comparable periods in 2024.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at September 30, 2025.
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
Acquisitions of Businesses
On March 2, 2025, we acquired Payfare, Inc. (“Payfare”), a provider of program management solutions powering instant access to earnings and banking solutions for workforces. Payfare is included within the Financial segment and expands our embedded finance capabilities for large enterprises and financial institutions. On March 18, 2025, we acquired CCV Group B.V. (“CCV”), a supplier of POS payment solutions. CCV is included within the Merchant segment and expands our network of payment solutions, enabling our ability to accelerate the deployment of our Clover® POS and business management platform across Europe. On April 4, 2025, we acquired Pinch Payments NZ Limited (together with Zootive Pty Ltd, “Pinch Payments”), a payment facilitator. Pinch Payments is included within the Merchant segment and expands our flexible payment services for our partners and clients, and presence within the Asia-Pacific region. On June 4, 2025, we acquired Money Money Serviços Financeiros S.A. (“Money Money”), a provider of risk analysis and credit decisioning solutions. Money Money is included within the Merchant segment and expands our payment and financial service capabilities, enabling access to working capital and other payment solutions for small and medium-sized businesses. On September 4, 2025, we acquired CardFree Inc. (“CardFree”), an all-in-one platform delivering integrated order, payment and loyalty solutions for merchants. CardFree is included within the Merchant segment and further expands the capabilities of our Clover® platform across the hospitality, restaurant and lodging industries. On September 25, 2025, we acquired the Smith Consulting Group, LLC business (“SCG”), an operational consulting service utilized by community banks and credit unions across the U.S. SCG is included within the Financial segment and supports our ability to provide consultative engagement to enhance community banks’ and credit unions’ strategic investments.
We acquired these businesses for an aggregate purchase price, including deferred payments, of $397 million, net of $73 million of acquired cash and including earn-out provisions estimated at a fair value of $27 million.
On September 26, 2025, we entered into definitive agreements to acquire StoneCastle Cash Management, LLC, INDX Processing, LLC and StoneCastle Trust Co. (collectively, “StoneCastle”). StoneCastle enables its network of depository institutions to easily access stable, cost-efficient deposit funding. StoneCastle will be included within the Financial segment and enables us to become a technology-enabled source of institutional deposits, helping financial institutions strengthen their balance sheets. This transaction is expected to close by the first quarter of 2026, subject to regulatory approval and other customary closing conditions. On October 1, 2025, we acquired a portion of The Toronto-Dominion Bank’s (“TD Bank”) merchant processing business in Canada. This business will be included within the Merchant segment and expands the footprint of our Clover® platform. In connection with this transaction, we signed a multi-year strategic managed services program agreement with TD Bank to utilize our technology, including Clover®, within the TD Bank Merchant Solutions business. We expect to acquire these businesses for an aggregate purchase price of approximately $460 million.
Other Transactions
In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided us with a notice of non-renewal for the Wells Fargo Merchant Services merchant alliance (“WFMS”), which was accounted for as an equity method investment. Upon the expiration of the joint venture on April 1, 2025, we received an initial cash payment of $453 million. Completion of the contractual valuation and separation process during the third quarter of 2025 did not result in a significant adjustment to the initial cash payment received. In connection with the non-renewal of WFMS, we entered into a multi-year agreement with Wells Fargo to provide processing for current and future merchant clients as well as other services to Wells Fargo’s merchant business.
On April 17, 2025, we acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, a merchant acceptance business, for $22 million. We previously held a majority controlling financial interest in this subsidiary, which continues to be consolidated and reported within the Merchant segment. On September 5, 2025, we acquired the remaining 49.9% ownership interest, including cash held of $195 million, in AIB Merchant Services (“AIBMS”), a payments solution provider, for $420 million. We previously held a majority controlling financial interest in this subsidiary, which continues to be consolidated and reported within the Merchant segment.
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

In addition, our operating results in certain foreign countries in which we operate may be adversely impacted by fluctuations in interest rates and exchange rates for currencies other than the U.S. dollar, including the Euro, British Pound, Indian Rupee, Brazilian Real and Argentine Peso. The strengthening of the U.S. dollar against certain foreign currencies in countries in which we operate would negatively impact our revenue and earnings. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. While the majority of our revenue is earned in the U.S., we actively monitor the interest rate and foreign exchange rate environment and may enter into derivative instruments and utilize other non-derivative hedging instruments with creditworthy institutions in an effort to manage these risks.
One Fiserv Action Plan
In the third quarter of 2025, we launched a multi-year transformation program, which we refer to as the One Fiserv action plan, designed to prioritize and enhance client focus across five strategic pillars. The One Fiserv action plan is designed to center our investments in areas that build on Fiserv’s strengths, including: operating with a client-first mindset to win new enterprise clients and grow average revenue per client; building the pre-eminent small business operating platform through Clover®; creating differentiated, innovative platforms in finance and commerce, including embedded finance and stablecoin; delivering operational excellence enabled by artificial intelligence (“AI”); and employing disciplined capital allocation for the long-term. This action plan involves using emerging technology, including generative and agentic AI, to enhance our solutions, modernize our gateways and orchestration layers, facilitate embedded finance, and improve our operations.
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
Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes. The unaudited financial results presented below have been affected by acquisitions, non-cash impairment charges, net gain on sales and distribution of other assets, and foreign currency fluctuations.

	Three Months Ended September 30,
	2025	2024	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2025	2024	$	%
Revenue:
Processing and services	$4,273	$4,237	81.2%	81.2%	$36	1%
Product	990	978	18.8%	18.8%	12	1%
Total revenue	5,263	5,215	100.0%	100.0%	48	1%
Expenses:
Cost of processing and services	1,486	1,346	34.8%	31.8%	140	10%
Cost of product	679	661	68.6%	67.6%	18	3%
Sub-total	2,165	2,007	41.1%	38.5%	158	8%
Selling, general and administrative	1,762	1,606	33.5%	30.8%	156	10%
Net gain on sales and distribution of other assets	(100)	—	(1.9)%	—%	100	n/m
Total expenses	3,827	3,613	72.7%	69.3%	214	6%
Operating income	1,436	1,602	27.3%	30.7%	(166)	(10)%
Interest expense, net	(422)	(326)	(8.0)%	(6.3)%	96	29%
Other expense, net	(50)	(5)	(1.0)%	(0.1)%	45	n/m
Income before income taxes and income (loss) from investments in unconsolidated affiliates	964	1,271	18.3%	24.4%	(307)	(24)%
Income tax provision	(173)	(74)	(3.3)%	(1.4)%	99	n/m
Income (loss) from investments in unconsolidated affiliates	8	(626)	0.2%	(12.0)%	(634)	n/m
Net income	799	571	15.2%	10.9%	228	40%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	7	7	0.1%	0.1%	—	—%
Net income attributable to Fiserv, Inc.	$792	$564	15.0%	10.8%	$228	40%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Nine Months Ended September 30,
	2025	2024	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2025	2024	$	%
Revenue:
Processing and services	$12,622	$12,377	79.3%	81.4%	$245	2%
Product	3,287	2,828	20.7%	18.6%	459	16%
Total revenue	15,909	15,205	100.0%	100.0%	704	5%
Expenses:
Cost of processing and services	4,287	4,043	34.0%	32.7%	244	6%
Cost of product	2,057	1,951	62.6%	69.0%	106	5%
Sub-total	6,344	5,994	39.9%	39.4%	350	6%
Selling, general and administrative	5,155	5,000	32.4%	32.9%	155	3%
Net gain on sales and distribution of other assets	(117)	—	(0.7)%	—%	117	n/m
Total expenses	11,382	10,994	71.5%	72.3%	388	4%
Operating income	4,527	4,211	28.5%	27.7%	316	8%
Interest expense, net	(1,118)	(872)	(7.0)%	(5.7)%	246	28%
Other expense, net	(107)	(17)	(0.7)%	(0.1)%	90	n/m
Income before income taxes and loss from investments in unconsolidated affiliates	3,302	3,322	20.8%	21.8%	(20)	(1)%
Income tax provision	(609)	(448)	(3.8)%	(2.9)%	161	36%
Loss from investments in unconsolidated affiliates	(16)	(642)	(0.1)%	(4.2)%	(626)	(98)%
Net income	2,677	2,232	16.8%	14.7%	445	20%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	8	39	0.1%	0.3%	(31)	(79)%
Net income attributable to Fiserv, Inc.	$2,669	$2,193	16.8%	14.4%	$476	22%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Three Months Ended September 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2025	$2,586		$2,333		$344	$5,263
2024	2,469		2,412		334	5,215
Revenue growth (decline)	$117		$(79)		$10	$48
Revenue growth (decline) percentage	5%		(3)%			1%
Operating income (loss):
2025	$962		$991		$(517)	$1,436
2024	931		1,143		(472)	1,602
Operating income growth (decline)	$31		$(152)		$(45)	$(166)
Operating income growth (decline) percentage	3%		(13)%			(10)%
Operating margin:
2025	37.2%		42.5%			27.3%
2024	37.7%		47.4%			30.7%
Operating margin growth (decline) (1)	(50)	bps	(490)	bps		(340)	bps
(1)Represents the basis point growth (decline) in operating margin.

	Nine Months Ended September 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2025	$7,602		$7,302		$1,005	$15,909
2024	7,132		7,076		997	15,205
Revenue growth	$470		$226		$8	$704
Revenue growth percentage	7%		3%			5%
Operating income (loss):
2025	$2,686		$3,383		$(1,542)	$4,527
2024	2,582		3,244		(1,615)	4,211
Operating income growth	$104		$139		$73	$316
Operating income growth percentage	4%		4%			8%
Operating margin:
2025	35.3%		46.3%			28.5%
2024	36.2%		45.8%			27.7%
Operating margin growth (decline) (1)	(90)	bps	50	bps		80	bps
(1)Represents the basis point growth (decline) in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $48 million, or 1%, in the third quarter of 2025 compared to 2024, with 5% growth in our Merchant segment and 3% decline in our Financial segment. Total revenue increased $704 million, or 5%, in the first nine months of 2025 compared to 2024, with 7% growth in our Merchant segment and 3% growth in our Financial segment.
Revenue in our Merchant segment increased $117 million, or 5%, in the third quarter of 2025 and increased $470 million, or 7%, in the first nine months of 2025 compared to 2024. Small Business contributed 5% to Merchant segment revenue growth in both the third quarter and first nine months of 2025, primarily driven by our Clover POS and business management platform, including increased payment volumes and the expansion of our merchant relationships through value-added services in both periods. Additionally, Enterprise contributed 1% to Merchant segment revenue growth in both the third quarter and first nine months of 2025, primarily driven by transaction growth, as well as an increase in data and analytics sales in both periods. A decrease in Processing’s revenue partially offset Merchant segment revenue growth in the third quarter of 2025.
Revenue in our Financial segment decreased $79 million, or 3%, in the third quarter of 2025 and increased $226 million, or 3%, in the first nine months of 2025 compared to 2024. A decrease in license and termination fee revenue of $49 million, primarily within Banking and Digital Payments, negatively impacted Financial segment revenue by 2% in the third quarter of 2025. The remaining decrease in the third quarter of 2025 was due to lower processing revenue within Digital Payments. The 3% increase in Financial segment revenue in the first nine months of 2025 was driven by an increase in data and analytics sales and license revenue within Digital Payments and Issuing.
Revenue at Corporate and Other increased $10 million in the third quarter of 2025 and increased $8 million in the first nine months of 2025 compared to 2024, due to increased postage revenue in both periods.
Total Expenses
Total expenses increased $214 million, or 6%, in the third quarter of 2025 and increased $388 million, or 4%, in the first nine months of 2025 compared to 2024. Total expenses as a percentage of total revenue increased 340 basis points to 72.7% in the third quarter of 2025 and decreased 80 basis points to 71.5% in the first nine months of 2025 compared to 2024. Total expenses as a percentage of total revenue in the third quarter of 2025 were negatively impacted by higher residual payments to channel partners of approximately 150 basis points; higher data processing costs of approximately 150 basis points; and an increase in severance, acquisition and integration related expenses of approximately 70 basis points. Total expenses as a percentage of total revenue in the first nine months of 2025 were favorably impacted by a reduction in amortization of acquisition-related intangible assets of approximately 90 basis points, partially offset by higher residual payments to channel partners. Total expenses as a percentage of total revenue in the third quarter and first nine months of 2025 were also favorably impacted by an $89 million gain related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest.
Cost of processing and services as a percentage of processing and services revenue increased to 34.8% in the third quarter of 2025 compared to 31.8% in the third quarter of 2024 and increased to 34.0% in the first nine months of 2025 compared to 32.7% in the first nine months of 2024. Cost of processing and services as a percentage of processing and services revenue in both the third quarter and first nine months of 2025 was impacted by a lower level of processing revenue growth and higher data processing costs.
Cost of product as a percentage of product revenue increased to 68.6% in the third quarter of 2025 compared to 67.6% in the third quarter of 2024 and decreased to 62.6% in the first nine months of 2025 compared to 69.0% in the first nine months of 2024. Cost of product as a percentage of product revenue was relatively consistent in the third quarter of 2025 compared to the third quarter of 2024, and decreased in the first nine months of 2025 due to an increase in high margin data and analytics sales and license revenue.
Selling, general and administrative expenses as a percentage of total revenue increased to 33.5% in the third quarter of 2025 compared to 30.8% in the third quarter of 2024 and decreased to 32.4% in the first nine months of 2025 compared to 32.9% in the first nine months of 2024. Selling, general and administrative expenses as a percentage of total revenue in the third quarter of 2025 was primarily impacted by higher residual payments to channel partners of approximately 150 basis points and an increase in severance, acquisition and integration related expenses of approximately 70 basis points, along with various other slight increases. Selling, general and administrative expenses as a percentage of total revenue in the first nine months of 2025 was impacted by a reduction in amortization of acquisition related-intangible assets of approximately 90 basis points, partially offset by higher residual payments to channel partners.
The net gain on sales and distribution of other assets in the third quarter and first nine months of 2025 includes an $89 million gain related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest.
Operating Income and Operating Margin
Total operating income decreased $166 million, or 10%, in the third quarter of 2025 and increased $316 million, or 8%, in the first nine months of 2025 compared to 2024. Total operating margin decreased 340 basis points to 27.3% in the third quarter of 2025 and increased 80 basis points to 28.5% in the first nine months of 2025 compared to 2024.
Operating income in our Merchant segment increased $31 million, or 3%, in the third quarter of 2025 and increased $104 million, or 4%, in the first nine months of 2025 compared to 2024. Operating margin decreased 50 basis points to 37.2% in the third quarter of 2025 and decreased 90 basis points to 35.3% in the first nine months of 2025 compared to 2024. Operating margin decreased in our Merchant segment in both the third quarter and first nine months of 2025 primarily due to higher residual payments to channel partners and data processing costs. Operating income in the Merchant segment benefited from a gain of $89 million in the third quarter and first nine months of 2025 related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest.
Operating income in our Financial segment decreased $152 million, or 13%, in the third quarter of 2025 and increased $139 million, or 4%, in the first nine months of 2025 compared to 2024. Operating margin decreased 490 basis points to 42.5% in the third quarter of 2025 and increased 50 basis points to 46.3% in the first nine months of 2025 compared to 2024. The decreases in operating income and operating margin in our Financial segment in the third quarter of 2025 were primarily due to a decrease in high margin license revenue, along with higher data processing costs. Operating income and operating margin growth in our Financial segment in the first nine months of 2025 were primarily due to an increase in high margin data and analytics sales and license revenue.
The operating loss in Corporate and Other increased $45 million in the third quarter of 2025 and decreased $73 million in the first nine months of 2025 compared to 2024. The operating loss in the third quarter of 2025 was primarily impacted by increased severance, acquisition and integration related expenses of $37 million. The operating loss in the first nine months of 2025 was primarily impacted by a reduction in amortization of acquisition-related intangible assets of $91 million.

Interest Expense, Net
Interest expense, net increased $96 million, or 29%, in the third quarter of 2025 compared to 2024 and increased $246 million, or 28%, in the first nine months of 2025 compared to 2024 due to debt financing activities, including our public offering and issuances of $2.0 billion, €2.175 billion and $1.75 billion of senior notes in August 2025, May 2025 and August 2024, respectively, as well as higher outstanding borrowings under our U.S. dollar commercial paper program. Interest expense, net was also impacted by an increase in borrowing costs from higher interest rates in Argentina in the third quarter of 2025.
Other Expense, Net
Other expense, net increased $45 million in the third quarter of 2025 and increased $90 million in the first nine months of 2025 compared to 2024. Other expense, net includes the remeasurement of monetary assets and liabilities for subsidiaries located in highly inflationary economies, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $53 million and $22 million for the three months ended September 30, 2025 and 2024, and $117 million and $75 million for the nine months ended September 30, 2025 and 2024, respectively. Other expense, net in the third quarter and first nine months of 2024 included $2 million and $29 million, respectively, related to gains on the sale and remeasurement of certain equity securities.
Income Tax Provision
The income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 17.9% and 5.8% for the three months ended September 30, 2025 and 2024, and 18.4% and 13.5% for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate for each of the nine months ended September 30, 2025 and 2024 included discrete tax benefits from equity compensation, resulting in a lower effective income tax rate compared to the statutory income tax rate. The effective income tax rate for the three and nine months ended September 30, 2024 included a deferred tax benefit of $142 million recorded within the income tax provision associated with a non-cash impairment charge of $570 million recorded within income (loss) from investments in unconsolidated affiliates.
Income (Loss) from Investments in Unconsolidated Affiliates
Our share of income (loss) from unconsolidated affiliates accounted for using the equity method is reported as income (loss) from investments in unconsolidated affiliates, and the related tax benefit is reported within the income tax provision in the consolidated statements of income. Income (loss) from investments in unconsolidated affiliates, including non-cash impairment charges and acquired intangible asset amortization from valuations in purchase accounting, was $8 million and $(626) million in the third quarter of 2025 and 2024, and $(16) million and $(642) million in the first nine months of 2025 and 2024, respectively. The third quarter and first nine months of 2024 included a $570 million non-cash impairment related to the Wells Fargo Merchant Services merchant alliance.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $7 million in both the third quarter of 2025 and 2024, and $8 million and $39 million in the first nine months of 2025 and 2024, respectively. Effective June 2024, we mutually agreed to terminate a joint venture agreement with a merchant alliance joint venture minority partner, resulting in lower net income attributable to noncontrolling interests for the first nine months of 2025.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.46 and $0.98 in the third quarter of 2025 and 2024, and $4.83 and $3.74 in the first nine months of 2025 and 2024, respectively. In addition to the impacts to net income attributable to Fiserv, Inc. described above, our diluted weighted average outstanding shares were reduced by 6% in both the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024, due to our share repurchase program.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance lease and other financing obligations; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $1.1 billion, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $3.4 billion (net of $4.6 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due within the next twelve months and letters of credit) at September 30, 2025.
The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2025	2024	$	%
Net income	$2,677	$2,232	$445
Depreciation and amortization	2,392	2,370	22
Share-based compensation	302	273	29
Deferred income taxes	(589)	(539)	(50)
Net gain on sales and distribution of other assets	(117)	—	(117)
Loss from investments in unconsolidated affiliates	16	642	(626)
Distributions from unconsolidated affiliates	34	29	5
Net changes in working capital and other	(597)	(597)	—
Net cash provided by operating activities	$4,118	$4,410	$(292)	(7)%
Capital expenditures, including capitalized software and other intangibles	$1,321	$1,170	$151	13%
Our operating cash flow was $4.1 billion in the first nine months of 2025, a decrease of 7% compared with $4.4 billion in the first nine months of 2024. The decrease was primarily attributed to lower cash conversion on profitability.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, merchant cash advances, share repurchases, acquisitions and to repay debt rather than to pay dividends. Net merchant cash advances, primarily associated with our operations in Latin America, were $614 million during the first nine months of 2025. These cash advances are funded through a combination of operating cash and various short-term lines of credit. Our capital expenditures were approximately 8% of our total revenue for both the first nine months of 2025 and 2024.
Share Repurchases
We repurchased 29.1 million shares of our common stock for $5.4 billion and 27.8 million shares of our common stock for $4.3 billion during the first nine months of 2025 and 2024, respectively. On February 19, 2025, our board of directors authorized the purchase of up to 60.0 million of our common stock. As of September 30, 2025, we had approximately 48.9 million shares remaining under our existing share repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions
Acquisitions of Businesses
We acquired Payfare, CCV, Pinch Payments, Money Money, CardFree, and SCG in the first nine months of 2025 for an aggregate purchase price, including deferred payments, of $397 million, net of $73 million of acquired cash and including earn-out provisions estimated at a fair value of $27 million. We funded these acquisitions by utilizing a combination of available cash and commercial paper. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
In September 2025, we entered into definitive agreements to acquire StoneCastle, which transaction is expected to close by the first quarter of 2026, subject to regulatory approval and other customary closing conditions. In October 2025, we acquired a portion of TD Bank’s merchant processing business in Canada. We expect to acquire these businesses for an aggregate purchase price of approximately $460 million. We funded the TD Bank transaction and intend to fund the acquisition of StoneCastle by utilizing a combination of available cash and commercial paper.
Other Transactions
In the third quarter of 2024, Wells Fargo provided us with a notice of non-renewal for WFMS. Upon the expiration of the joint venture in April 2025, we received an initial cash payment of $453 million. Completion of the contractual valuation and separation process during the third quarter of 2025 did not result in a significant adjustment to the initial cash payment received.
In April 2025, we acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited for $22 million. We previously held a majority controlling financial interest in this consolidated subsidiary and funded this transaction with available cash. In September 2025, we acquired the remaining 49.9% ownership interest, including cash held of $195 million, in AIBMS for $420 million. We previously held a majority controlling financial interest in this consolidated subsidiary and funded this transaction utilizing a combination of available cash and commercial paper.

Indebtedness
Our debt consisted of the following at:

(In millions)	September 30, 2025	December 31, 2024
Short-term and current maturities of long-term debt:
Foreign lines of credit	$876	$784
Finance lease and other financing obligations	447	326
Total short-term and current maturities of long-term debt	$1,323	$1,110

Long-term debt:
3.850% senior notes due June 2025	$—	$900
2.250% senior notes due July 2025 (British Pound-denominated)	—	661
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	585	521
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	878	—
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	585	521
4.550% senior notes due February 2031	1,000	—
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	936	835
3.000% senior notes due July 2031 (British Pound-denominated)	704	661
3.500% senior notes due June 2032 (Euro-denominated)	907	—
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
5.150% senior notes due August 2034	900	900
5.250% senior notes due August 2035	1,000	—
4.000% senior notes due June 2036 (Euro-denominated)	761	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	1,238	221
Euro commercial paper notes	1,310	1,239
Revolving credit facility	—	115
Unamortized discount and deferred financing costs	(178)	(150)
Finance lease and other financing obligations	1,600	656
Total long-term debt	$28,876	$23,730
In August 2025, we completed the public offering and issuance of $2.0 billion of senior notes, comprised of $1.0 billion aggregate principal amount of 4.550% senior notes due in February 2031 and $1.0 billion aggregate principal amount of 5.250% senior notes due in August 2035. We used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of our commercial paper notes and for share repurchases.

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
At September 30, 2025, our debt consisted primarily of $24.9 billion of fixed-rate senior notes and $2.5 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion.
At September 30, 2025, the 3.200% senior notes due July 2026 were classified in the consolidated balance sheet as long-term, as we have the ability to refinance such debt under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at September 30, 2025:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	36.887%	$876
U.S. dollar commercial paper notes	various	4.301%	1,238
Euro commercial paper notes	various	2.135%	1,310
Total variable rate debt		11.800%	$3,424
We maintain various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund merchant settlement advances associated with operations in Latin America. The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at September 30, 2025:

	Outstanding Borrowings (in millions)	Weighted-Average Interest Rate
Argentina	$482	55.552%
Brazil	297	15.603%
Uruguay and Other	97	9.152%
Total	$876	36.887%
Net merchant cash advances, including our Clover Capital program and advanced funding of settlement activity, during the first nine months of 2025 were $614 million. We offer advanced funding of settlement activity associated with operations in Latin America by utilizing local operating cash and various short-term lines of credit. We collect a portion of the corresponding receivables from card issuers over several months. Therefore, in the event we are unable to continue to borrow in the Latin

America overnight markets, we may fund future advances with our consolidated cash and cash equivalents and available capacity under our revolving credit facility.
We maintain unsecured U.S. dollar and Euro commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
In August 2025, we entered into a new senior unsecured multicurrency revolving credit facility with substantially the same syndicate of banks that were lenders under our prior revolving credit facility, which we voluntarily terminated and replaced. The new credit facility matures in August 2030 and provides for a maximum aggregate principal amount of availability of $8.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. There were no outstanding borrowings under the revolving credit facility at September 30, 2025. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
During the first nine months of 2025, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $404 million in senior unsecured debt at September 30, 2025 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $21 million of aggregate outstanding borrowings on the revolving credit facilities at September 30, 2025. We have guaranteed the debt of the Lending Joint Ventures. We maintained a liability of $14 million at September 30, 2025 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $8 million at September 30, 2025, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so, and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
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

The table below details our cash and cash equivalents held at:

(In millions)	September 30, 2025	December 31, 2024
Available (1)	$884	$665
Unavailable (2)	184	571
Total	$1,068	$1,236
(1)As of September 30, 2025, available cash includes $252 million of cash related to AIBMS due to our acquisition of the remaining 49.9% ownership interest in the third quarter of 2025, which was previously classified as unavailable.
(2)Represents cash held by our joint ventures that is not available to fund operations outside of those entities unless approved by the board of directors of the relevant entity, as well as cash held by other entities that are subject to foreign exchange controls in certain countries or regulatory capital requirements.
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
Our exposure to foreign currency exchange risks generally arises from our international operations to the extent they are conducted in local currency. The major currencies to which our revenues are exposed are the Argentine Peso, Brazilian Real, British Pound, Euro and Indian Rupee. Changes in the value of underlying monetary assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions in highly inflationary economies may result in foreign currency exchange losses. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. In April 2025, the Argentine government announced economic policy changes, including the removal of certain currency controls, resulting in a significant devaluation of the Argentine Peso. Additionally, the Argentine Peso experienced significant volatility during the third quarter of 2025 due to the recent economic landscape in Argentina. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $53 million and $117 million for the three and nine months ended September 30, 2025, respectively, which is included within other expense, net in the consolidated statements of income.
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes to our quantitative and qualitative analyses about market risk during the nine months ended September 30, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 18. Commitments and Contingencies – Litigation Matters, which is incorporated by reference in response to this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2025	3,354,088	$152.05	3,354,088	52,752,891
August 1-31, 2025	3,823,957	135.86	3,823,957	48,928,934
September 1-30, 2025	—	—	—	48,928,934
Total	7,178,045		7,178,045
(1)On February 19, 2025, our board of directors authorized the purchase of up to 60.0 million shares of our common stock. This authorization does not expire.
ITEM 5. OTHER INFORMATION
(c) Except as set forth below, during the three months ended September 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.
On August 20, 2025, Adam L. Rosman, Chief Administrative Officer and Chief Legal Officer of the Company, terminated a Rule 10b5-1 trading arrangement that he adopted on November 11, 2024 for the sale of up to 17,906 shares of the Company’s common stock. The trading arrangement was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and was scheduled to be effective until February 27, 2027.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Thirty-Seventh Supplemental Indenture, dated as of August 11, 2025, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (including Form of 4.550% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025).

4.2
Thirty-Eighth Supplemental Indenture, dated as of August 11, 2025, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (including Form of 5.250% Senior Notes due 2035) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2025).

4.3
Credit Agreement, dated as of August 12, 2025, among Fiserv, Inc., Fiserv Funding Unlimited Company, the other subsidiary borrowers party thereto from time to time, the financial institutions party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2025).

22	Subsidiary Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q filed on July 24, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iii) the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) Notes to Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	October 30, 2025	By:	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer

Date:	October 30, 2025	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer