Form 10-K
period 2025-12-31
FISERV INC
filed 2026-02-19
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:          1-38962
Fiserv, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1506125
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

600 N. Vel R. Phillips Avenue,	Milwaukee,	WI	53203
(Address of Principal Executive Offices and zip code)
(262) 879-5000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FISV	The NASDAQ Stock Market LLC
1.125% Senior Notes due 2027	FISV27	The NASDAQ Stock Market LLC
1.625% Senior Notes due 2030	FISV30	The NASDAQ Stock Market LLC
3.000% Senior Notes due 2031	FISV31	The NASDAQ Stock Market LLC
4.500% Senior Notes due 2031	FISV31A	The NASDAQ Stock Market LLC
2.875% Senior Notes due 2028	FISV28C	The NASDAQ Stock Market LLC
3.500% Senior Notes due 2032	FISV32	The NASDAQ Stock Market LLC
4.000% Senior Notes due 2036	FISV36	The NASDAQ Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2025 (the last trading day of the second fiscal quarter) was $93,881,636,110 based on the closing price of the registrant’s common stock on the New York Stock Exchange on that date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 13, 2026 was 534,777,512.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference to the registrant’s proxy statement for its 2026 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.

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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; our ability to successfully implement and achieve the expected benefits associated with our One Fiserv action plan; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business, including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, taxes, trade policies and tariffs, a recession, bank failures, or intensified international hostilities, and the impact they may have on us and our employees, clients, vendors, supply chain, operations and sales; our ability to use artificial intelligence to improve our products and services and enhance our operations; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our growth strategies; our ability to attract and retain key personnel; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in this Annual Report on Form 10-K for the year ended December 31, 2025 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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
In 2025, we had $21.2 billion in total revenue, $5.8 billion in operating income and $6.1 billion of net cash provided by operating activities. Processing and services revenue, which in 2025 represented 80% of our total revenue, is primarily generated from account- and transaction-based fees under multi-year contracts that generally have high renewal rates. We have operations and offices located both within the U.S. and Canada, and internationally, which as a percentage of total revenue were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Total revenue	$21,193	$20,456	$19,093
U.S. and Canada	84%	85%	85%
International (1)	16%	15%	15%
(1) Represents revenue in the following international regions: EMEA (Europe, Middle East and Africa), LATAM (Latin America) and APAC (Asia-Pacific).
We have grown our business organically by signing new clients, as well as through acquisitions, expanding the products and services we provide to existing clients, offering new and enhanced products and services developed through innovation and acquisition, and extending our capabilities geographically, all of which have enabled us to deliver a wide range of products and services and created new opportunities for growth.
Our headquarters are located at 600 N. Vel R. Phillips Avenue, Milwaukee, Wisconsin 53203, and our telephone number is (262) 879-5000.
Merchant Solutions
The businesses in our Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; software-as-a-service (“SaaS”); POS devices; and pay-by-bank solutions. The business lines aggregated within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors (“ISVs”), including Clover®, our POS and business management platform for small business clients
•Enterprise – provides products and services to large businesses, including our integrated omnichannel operating system for enterprise clients
•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
We distribute the products and services in the Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, ISVs, independent sales organizations (“ISOs”), financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements.

Small Business
We offer merchant acquiring solutions to enable small businesses to securely accept payment transactions online or in-person. Payment transactions include credit, debit, gift card and loyalty payments online or through a physical POS or mobile device, such as a smartphone or tablet. Additionally, we provide small businesses with comprehensive solutions that streamline operations, support seamless commerce across multiple channels, and deliver consistent and convenient customer experiences. By optimizing payment performance and enhancing customer engagement, we help small businesses drive value, increase savings, and deliver exceptional experiences that drive growth and loyalty. We also have enhanced our financial offerings for small businesses by providing access to working capital.
Our global POS and business management platform, Clover®, includes hardware and software technology necessary to enable small business merchants to manage and accept payments; take orders; schedule pick-up and delivery services; manage cash flow, teams, customer engagement, and operational efficiency; and provide vertical specific business management tools. By integrating next-generation hardware and SaaS capabilities, along with value-added services, Clover has become a leader in enabling omnichannel commerce solutions for small businesses. We also offer small business owners advance access to capital, primarily through our Clover Capital program. We are growing Clover through new and expanded partnerships, industries and geographies. Our focus remains on high-growth industry verticals such as healthcare, e-commerce, and professional services, while maintaining a strong presence in restaurant and retail. We are strengthening Clover’s global presence by establishing or expanding offerings in multiple international markets, including Australia, Singapore, Brazil, Mexico, Belgium, Spain and Japan.
Additionally, we enable ISVs to embed secure, omnichannel payment capabilities directly into their platforms, complemented by Clover hardware integration and value-added services. This integration enables ISVs to scale quickly and monetize transactions, while delivering secure and convenient payment experiences to their customers.
Enterprise
We provide products and services to large businesses that are designed to enable clients to engage in commerce through various channels including online and mobile, drive value and savings through transactions, and engage more customers. Our integrated omnichannel operating system allows enterprise clients to orchestrate payments and create consistent customer commerce experiences, delivered how and when their customers want. These solutions help clients maximize approval rates, reduce declines, lower fraud and chargebacks, reduce costs and improve the customer experience. Through this integrated platform, a variety of payment and commerce solutions can be accessed, including payment acceptance, payments optimization, fraud mitigation, online electronic benefits transfers, pay-by-bank and digital payouts. We also offer a single platform for payment facilitators, marketplaces, software companies, and acquiring banks to manage boarding, credit and risk, and money movement for sub-merchants. Clients can access our enterprise services through Commerce Hub™, our payment gateway and merchant orchestration layer that provides full-function e-commerce, omnichannel and multi-acquirer solutions that ease development effort and maintenance.
Our Enterprise business also provides end-to-end, omnichannel solutions to implement and manage stored value programs such as gift cards and loyalty, which help clients drive revenue and customer engagement. These solutions include physical and digital gift card fulfillment, program management, e-commerce gift card storefronts, security and fraud protection, transaction processing services, incentive and rebate cards as well as reloadable and non-reloadable prepaid cards that may be used with a variety of mobile applications. We help our clients consolidate their forms of stored value in a single digital wallet that is enabled in-store for true omnichannel customer engagement. Additionally, we provide payment services to companies, such as utilities, telephone and cable companies, lending institutions and insurance providers. These services enable our clients to reduce costs, collect payments faster through multiple channels and increase customer satisfaction, providing customers flexible, easy-to-use ways to view and pay their bills.
Processing
We provide payment processing products and services to financial institutions, joint ventures, and other third-party resellers such as ISOs, which have direct relationships with merchants. We provide these distribution partners with integrated merchant technology solutions to help them grow their businesses and manage their portfolios. Partner technology tools enable real-time access to portfolio activity and pricing management. These strategic alliances combine our commerce-enabling technology, processing capabilities and management expertise with the distribution capabilities, footprint and customer relationships of our partners.

Financial Solutions
The businesses in our Financial segment provide products and services to financial institutions, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines aggregated within the Financial segment consist of the following:
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
We provide debit card processing services, which include tokenization, loyalty and reward programs; customized authorization processing; gateway processing to payment networks; ATM managed services and cash and logistics management; and risk management products. We also provide security, risk and fraud management solutions, which incorporate machine learning-based predictive technology, that help financial institutions operate and grow their business by preventing fraud. CardHub provides our clients’ customers with mobile, customizable card management and alert tools that drive engagement and revenue for card issuers. We also own and operate the Accel®, STAR® and MoneyPass® networks, which provide access to funds for debit card purchases through any physical and online channel. These networks are available to all issuers and merchants in the U.S.
Our person-to-person payment and account-to-account transfer services allow consumers a convenient way to send and receive money while offering financial institutions the opportunity to generate new transaction-based revenue, attract new accounts and increase loyalty among existing customers. We offer a turnkey implementation of Zelle® real-time person-to-person payments service. Our electronic bill payment and presentment product for financial and other institutions, CheckFree® RXP®, allows our clients’ customers to manage household bills via an easy-to-use, online tool; view billing and payment information; pay and manage their bills in one place; and complete same-day or next-day bill payments to a wide range of billers and others. In addition, CashFlow Central℠, an integrated digital payment and cash flow management product, enables financial institutions to meet the payments needs of small businesses. This turnkey, easy-to-use accounts receivable and payable solution is created for clients to offer a complete small and medium-sized business (“SMB”) solution to their customers and members to manage their working capital, while our client’s grow deposits, revenue and their SMB portfolio.
Additionally, we offer products and services that enable operating efficiencies and management insight by providing financial institutions with the infrastructure they need to process, route and settle non-card-based electronic payments, including ACH, wire and instant payments, and to efficiently manage associated information flows. These products and services provide multiple payment capabilities, including domestic and international wire transfers and real time payments connection to the FedNow Service and RTP Network. PEP+ is an enterprise payment solution that allows financial institutions to automatically receive and originate electronic payments through the ACH network in a straight-through processing manner. Clients may use our payment platform applications on a licensed or hosted basis, and as an add-on to existing legacy technology or as a stand-alone comprehensive modern payments platform.
Issuing
We provide credit card processing services; card production services; print services; prepaid card processing services; government payment processing; and student loan processing.
Our credit card processing services provide solutions to financial institutions and other issuers of credit, such as group service providers, retailers and consumer finance companies, to enable them to process credit card transactions on behalf of their customers. Depending on the needs of our client, we deliver these solutions through our proprietary processing platforms, software application licenses, or SaaS hosted in the cloud. Our solutions in North America primarily use our Optis℠ platform to provide transaction authorization and posting, account maintenance and settlement. Our FirstVision™ and VisionPLUS® products are used globally to provide transaction processing services or are licensed to enable clients to process transactions on their own. We have introduced VisionNext™, our modernized cloud-based suite of payment solutions, and a platform for embedded finance. We also provide financial institutions with solutions that support the lifecycle of a cardholder, including acquisition, fraud detection, credit risk management, servicing, collections and professional services.
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
Our prepaid card processing services include stored value cards offered by our Money Network® businesses. The Money Network service simplifies payment distribution for organizations while reducing or eliminating expenses associated with issuing traditional paper checks. This service also provides consumers without bank accounts with fast, digital access to their money, including wages. Money Network solutions include payroll prepaid cards, government disbursements, digital disbursements and corporate incentives as well as single-load and reloadable prepaid account options.
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
Account processing solutions enable financial institutions to operate systems that process customer deposit and loan accounts, an institution’s general ledger, central information files and other financial information. These solutions also include security, reporting and other features that financial institutions need to process transactions for their customers. Although many of our clients obtain a majority of their processing requirements from us, our software design allows clients to start with one application and, as needed, add applications and features developed by us or by third parties. We support a broad range of client-owned peripheral devices manufactured by a variety of vendors, which reduce a new client’s initial conversion expenses, enhance existing clients’ ability to change technology and broaden our market opportunity. The principal account processing solutions used by our depository institution clients are DNA®, Finxact, Premier®, CoreAdvance, Portico®, and Signature®. CoreAdvance is our newest solution offering a more flexible architecture, modern user interface, real-time processing, and personalization capabilities, all of which enable increased efficiency. We are embedding artificial intelligence (“AI”) capabilities in our account processing solutions, led by Finxact. All of these solutions are available in the U.S., and the DNA, Finxact and Signature solutions are also available globally. Account processing solutions are offered primarily as an outsourced service or can be installed on client-owned computer systems or those hosted by third parties.
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
Additionally, our embedded finance solutions enable merchants and others to deliver personalized financial experiences to their customers through a combination of Fiserv solutions including Finxact, Payfare, Commerce Hub™, card manufacturing and processing, as well as third-party services. We have developed a comprehensive end-to-end embedded finance solution that supports various payment flows. This solution is built on a sophisticated ledger powered by Finxact to record transactions between buyers and sellers; an orchestration layer powered by Payfare to manage each transaction; and payment acceptance powered by Commerce Hub. Together, these components support all payment flows for payouts, returns, and reconciliations.
Through our acquisition of StoneCastle Cash Management, we enable our network of depository institutions to easily access stable, cost-efficient deposit funding. This allows us to become a technology-enabled source of institutional deposits, helping financial institutions strengthen their balance sheets by integrating insured deposit products alongside their core account processing, digital banking, payments and cash-management capabilities across the Fiserv ecosystem.
We also help clients create an infrastructure that they can use and deploy to their clients. We are building our stablecoin capabilities with the launch of FIUSD, embedded within our existing banking and payments ecosystem, which allows customers access to more efficient and interoperable digital asset service. Additionally, we offer consulting services, business operations services and related software products that enable the transition of check capture from branch and teller channels to digital self-service deposit channels, including mobile, merchant and ATM. Other products and services include check clearing and image exchange services, image archive with online retrieval, in-clearings, exceptions and returns, statements, and fraud detection.
Our Strategy
We are committed to delivering exceptional client service, world-class execution, and innovative value-added solutions. Our leading payment platforms and robust portfolio of value-added technology solutions position us at the intersection of finance and commerce. Our SaaS platforms, gateways, orchestration layers, and value-added services provide compelling, innovative solutions that address our clients’ most critical needs. We are building a world-class team and fostering a customer-centric, execution-oriented culture. We have strong conviction in our assets, talent, strategy and our ability to execute and innovate. Consistent with this focus, we launched our One Fiserv action plan and are operating our business under the following strategic framework:
•Operating with a client-first mindset to win new enterprise clients and grow average revenue per client. We expect to increase the number and breadth of our client relationships by, among other actions: continuing to integrate our products and services to deliver enhanced, integrated value propositions; introducing new products and services that meet the needs of our clients and their customers; and delivering quality service and support for our clients.
•Building the pre-eminent small business operating platform through Clover®. We plan to grow our Clover small business operating system through enhanced product features and functionality and client service; new and expanded industries, partnerships and geographies; and the integration of Clover into Commerce HubTM and embedded finance solutions.
•Creating differentiated, innovative platforms in finance and commerce, including embedded finance and stablecoin. We are investing in modern innovative platforms, building our key merchant orchestration layers and payment gateways, and growing our digital asset capabilities, including with the launch of FIUSD, each of which are anticipated to drive our embedded finance business.
•Delivering operational excellence enabled by AI. We plan to use our data and AI to create new products and services, enhance existing products and services, and deliver high-quality customer service experiences through platform analytics and fraud mitigation across multiple solutions. Through Project Elevate, our business transformation initiative, we are enhancing our operations through the use of AI and by simplifying and standardizing business processes.
•Employing disciplined capital allocation for the long-term. We intend to make capital allocation decisions that offer the best prospects for our long-term growth and profitability, which may include, among other actions internal investment, repayment of debt, return capital to shareholders, including through the repurchases of our own shares, and strategic acquisitions and divestitures.
Servicing the Market
The financial technology industry is highly dynamic, with new innovations entering the market and driving the expectations of our clients globally. The products and services we offer seek to meet the needs of our clients and their customers, with strong emphasis on quality, security, service reliability, timely introduction of new capabilities and features, flexibility and value. This requires us to continue our focus on product and service delivery, integration and innovation to meet and exceed the specific needs of our clients. We believe that our financial strength and specialized market knowledge enable us to support our clients to meet their changing preferences. In addition, we believe that our focus on quality, innovation, client service and our commitment of substantial resources to training and technical support helps us to identify and fulfill the needs of our clients.
Product Development
To meet the changing technology needs of our clients, we continually develop, maintain and enhance our products and services. Our development and technology operations apply the expertise of multiple teams to design, develop and maintain specialized products and processing systems. Our products and solutions are designed to meet the preferences and diverse requirements of the international, national, regional or local market-specific merchant and financial services environments of our clients. In developing our products, we use current software development principles, such as service-oriented architecture, to create efficiencies, and we stress interaction with and responsiveness to the needs of our clients.

Resources
Our business depends on a variety of resources to operate including products and services provided to us by third parties. For example, we rely on our human capital resources for product development (including product design and coding), sales, operations (including customer service, technology support, and security) and management; access to financial and telecommunication networks; computers, servers, mainframes, microchips and other computer equipment; and Clover and other POS devices. We periodically review our resource requirements and sources, as well as our relationships with key vendors, to meet the needs of our business including global sourcing efforts and alternate supplier resourcing. We believe we have access to the resources necessary for our current business needs. More information regarding supply chain risks can be found under the headings “Operational and Security Risks” and “Global Market Risks” in the Risk Factors section of this report and our human capital resources can be found below under the heading “Human Capital.”
Intellectual Property
We regard our hardware, software, transaction processing services and related products as proprietary, and we use a combination of patent, copyright, trademark and trade secret laws, internal security practices, employee confidentiality and assignment agreements, and third-party non-disclosure agreements to protect our intellectual property assets. Our patents cover innovations relating to numerous financial software and hardware products and services, and we continue, where appropriate, to seek and secure patents with respect to our ongoing innovations. We believe that we possess the proprietary rights necessary to conduct our business.
Competition
The market for technology products and services is fragmented, highly competitive, and served by a multitude of large and small businesses. Our principal competitors include other large, integrated providers of financial services technology and payment systems, data processing affiliates of large companies, processing centers owned or operated as user cooperatives, financial institutions, merchant acquirers, ISOs, ISVs, payments companies and payment network operators. Our competitors also include global and local IT product and services companies and payment service providers and processors. We expect competition to continue to increase as new companies enter our markets and existing competitors expand or consolidate their product lines and services. Some of these competitors possess substantial financial, sales and marketing resources and can compete with us in various ways, including through the use of integrated product offerings and through pricing and long-standing relationships. Depending on the product or service, competitive factors may include quality, security, innovation, breadth or novelty of features and functionality, client satisfaction, market opportunity, integration, global reach, multiple distribution channels, service reliability and performance standards, timely introduction of new products and features, platform scalability and flexibility, and value. We believe that we compete favorably in each of these categories. Additional information about competition in our segments is provided below.
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
Financial
The products and services in our Financial segment compete with large, diversified software and service companies, independent suppliers of software products, businesses that offer consumer and business payment solutions and a number of payment and card issuer processors. In addition to traditional payments competitors, large technology, media and other emerging financial technology providers are increasingly seeking to provide alternative payment and financing solutions. Existing and potential financial institution and other corporate clients could also develop and use their own in-house systems or custom-designed solutions instead of our products and services. In addition, we compete with vendors that offer similar transaction processing products and services to financial institutions.
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
In the U.S., we are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, among other things, and in conjunction with the Federal Reserve Board’s Regulation II, caps debit interchange rates for certain debit and prepaid card issuers; prohibits card issuers and payment networks from restricting the ability of merchants to direct the routing of debit card transactions; requires all debit card issuers in the U.S. to participate in at least two unaffiliated debit payment card networks; prohibits payment card networks from restricting debit and prepaid card issuers from contracting with other payment card networks; and generally prohibits network exclusivity arrangements for debit card and prepaid card issuers. These regulations impact our card processing and debit network businesses.
Certain of our subsidiaries hold payment institution or electronic money licenses. These subsidiaries are subject to regulation and oversight in the jurisdictions in which they operate and may be required to meet minimum capital maintenance requirements or other obligations. We are also subject to regulation by the Georgia Department of Banking and Finance in connection with our subsidiary’s Merchant Acquirer Limited Purpose Bank (“MALPB”) in Georgia, by the New Hampshire Banking Department in connection with our subsidiary’s trust company in New Hampshire and by the Colorado Division of Banking in connection with our subsidiary’s trust company in Colorado. In addition, several of our subsidiaries outside of the U.S. provide services such as merchant terminal leasing, debit processing, acquiring, issuing, factoring and settlement that make them subject to regulation by financial services supervisory agencies.
Association and Network Rules. We are subject to the rules of various payment networks, such as Visa and Mastercard. In order to provide processing services, a number of our subsidiaries are registered with Visa and/or Mastercard as service providers for member institutions. Our MALPB subsidiary and a number of our subsidiaries outside the U.S. are direct members or associate members of Visa and Mastercard for purposes of conducting merchant acquiring. Various subsidiaries are also processor level members of other debit and electronic benefits transaction networks or are otherwise subject to various network rules in connection with processing services and other services we provide. As such, we are subject to applicable card association, network and national scheme rules that could subject us to fines or penalties. We are subject to network operating rules promulgated by Nacha relating to payment transactions processed by us using the ACH network and to various federal and state laws regarding such operations, including laws pertaining to electronic benefits transactions.
Privacy and Cybersecurity Regulations. We provide services that involve the collection and processing of significant amounts of personal, financial, and other sensitive data which subject our offerings to various federal, state, local and foreign privacy and cybersecurity laws and regulations, as well as association and network privacy and cybersecurity rules, which govern, among other things, the collection, processing, storage, deletion, use and disclosure of personal information. These laws and rules contain a variety of obligations including the safeguarding of personal information, the provision of notices and use and disclosure rights. The regulations and rules are complex and evolving and can provide for significant penalties or the suspension or termination of our registrations or certifications for non-compliance.
In the U.S., we are subject to various federal and state privacy and cybersecurity laws and regulations. The U.S. Gramm-Leach-Bliley Act (“GLBA”) requires financial institutions to explain their information sharing practices to their customers and to safeguard customer data. In some circumstances, we are subject to GLBA and we have privacy and information security obligations to our clients who are regulated by the GLBA. In certain circumstances, we are subject to the U.S. Health Insurance Portability and Accountability Act (“HIPAA”), which governs the use and disclosure of protected health information in healthcare treatment, payment and operations by covered entities and their business associates. We are also subject to the Federal Trade Commission Act which empowers the U.S. Federal Trade Commission (“FTC”) to prohibit unfair and deceptive practices, including those related to privacy and cybersecurity. In addition to the Federal Trade Commission Act, the FTC, along with the CFPB, is responsible for overseeing and enforcing the privacy and information security provisions over certain aspects of GLBA and the Fair Credit Reporting Act (“FCRA”), each of which is applicable to our businesses in certain circumstances. We also have obligations under various state privacy and cybersecurity laws, such as the California Consumer Privacy Act, which, among other things, give consumers more control over the personal information businesses hold about them.
In the European Union (“E.U.”) and the U.K., we are subject to the General Data Protection Regulation (“GDPR”), which imposes a comprehensive approach to personal data protection and includes penalties for non-compliance of up to the greater of 20 million Euro (or 17.5 million British Pound) or four percent of a company’s consolidated global revenue. There are numerous additional privacy laws and regulations that apply to our businesses around the world which also provide for significant penalties. Some of these data protection laws, including in the E.U., Argentina, Uruguay, Brazil, India, United Arab Emirates and China, impose requirements regarding data rights and security and either prohibit the international transfer of personal data or restrict such transfers absent lawfully recognized transfer mechanisms. Because we provide services in the financial services industry or are considered to be providing critical infrastructure to our clients additional obligations apply to us, including under the SOCI Act in Australia, the EBA Outsourcing Requirements and the Digital Operational Resilience Act in the E.U., and the CERT-In obligations in India.
Additional information about privacy and cybersecurity regulation applicable to our business can be found in the Risk Factors section of this report under the heading “Regulatory and Compliance Risks.”
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
Stablecoin Regulations. In 2025, the U.S. enacted the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”), which provides a regulatory framework for payment stablecoins, and will become effective on the earlier of January 18, 2027, or 120 days after the issuance of final regulations implementing the GENIUS Act. Among other provisions, the GENIUS Act will subject payment stablecoin issuers to certain technical, disclosure, capital, liquidity and risk management requirements, require issuers to meet reserve backing and redemption standards, and subject issuers to regulatory supervision.
Credit Reporting and Debt Collections Regulations. TeleCheck, our check acceptance business, is subject to FCRA and various similar state laws. The collection business within our subsidiary TRS Recovery Services, Inc. (“TRS”) is subject to the U.S. federal Fair Debt Collection Practices Act and various similar state laws. TRS maintains licenses in a number of states in order to engage in collection in those states. TeleCheck and TRS are also subject to regulation, supervision and examination from the CFPB. In addition, several of our subsidiaries are subject to comparable local laws regarding collection activities and obtaining credit reports and the U.K. branch of our subsidiary FDR Limited, LLC also holds FCA permissions for debt collection activities.
Unfair Trade Practice Regulations. We and our clients are subject to various U.S. federal, state and foreign laws prohibiting unfair or deceptive trade practices. Various regulatory enforcement agencies, including the FTC and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules and regulations. If we process payments for a merchant or other client in violation of laws, rules and regulations, we could be subject to enforcement actions and incur losses and liabilities that may impact our business.
Anti-Money Laundering, Anti-Bribery, and Sanctions Regulations. We are subject to anti-money laundering laws and regulations, including the U.S. Bank Secrecy Act (“BSA”). Among other things, the BSA requires money services businesses, such as money transmitters, issuers of money orders and official checks, and providers of prepaid access, to develop and implement anti-money laundering programs. Our U.S. MALPB and non-U.S. acquiring businesses are subject to anti-money laundering laws and regulations in the countries where they operate. Our Money Network Financial, LLC subsidiary provides prepaid access for various open loop prepaid programs for which it is the program manager and therefore must meet the requirements of the Financial Crimes Enforcement Network.
We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws in the countries in which we operate. We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions to or from, or dealings with, specified countries, governments, individuals and entities that are specially designated nationals of those countries, including narcotics traffickers and terrorists or terrorist organizations. Other entities may be subject to additional local sanctions requirements in other relevant jurisdictions.

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
Communications Laws. We are subject to various federal and state laws that govern telephone calls and the issuance of text messages to clients and consumers in the U.S. as well as to regulations that impose requirements on marketing emails sent to U.S residents. Our foreign subsidiaries are subject to equivalent laws in applicable jurisdictions.
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
Human Capital
The Talent and Compensation Committee of our Board of Directors assists the Board of Directors in establishing our compensation philosophy and strategy and overseeing our human capital management strategy which includes maintaining a culture committed to attracting, developing and retaining top talent, fostering innovation, and promoting employee engagement, safety and well-being. As of December 31, 2025, we had over 38,000 employees worldwide.
Development and Retention
We are committed to creating a high-performance culture that consistently delivers excellence for our clients and long-term value for our shareholders while providing a workplace experience for our employees that values collaboration, innovation and diversity. Career development and internal mobility are important aspects of our value proposition for employees. We provide employees with numerous training and development opportunities, including through an e-learning platform specifically geared toward global technology employees; our Top Talent program, designed to accelerate the professional growth of our top talent across each of our global regions; our Leading Fiserv program, designed to develop critical leadership skills for frontline managers; our Vision to Results leadership program, focused on driving enterprise goals; and an online platform that provides global access to over 10,000 learning opportunities. Internal mobility is generally our preferred approach for filling open positions and fostering career advancement for our employees. To encourage internal mobility, we maintain an internal talent pipeline, increasing employee retention, job satisfaction and personal and professional growth opportunities.
We have adopted a pay-for-performance philosophy that is designed to recognize performance and reward achievement of our strategic business objectives and financial results. Total compensation consists of a competitive base pay and annual incentive opportunity typically delivered in a mix of cash and equity that is designed to promote retention and reward the attainment of defined performance goals. We are committed to providing fair pay to our employees regardless of gender, race, ethnicity or any other protected characteristic, and we regularly measure and evaluate employee compensation. In addition, throughout the year, we celebrate employee contributions and achievements through a peer-based global recognition program that enables recognition and financial rewards.
Employee Engagement
We value employee engagement and feedback. Throughout the year, we engage with our employees through events such as lunch-and-learns, quarterly all-hands meetings, town halls, leadership meetings and other forums. We encourage managers to meet regularly with their teams and encourage skip-level discussions.
To assess employee engagement, we periodically collect employee feedback through employee engagement surveys, including annual enterprise-wide surveys and issue-specific surveys. These surveys cover a variety of topics, such as engagement, well-being, client experience, employee experience, communication, teamwork, manager effectiveness and trust. In addition to assessing engagement, the survey results enable us to gain insight into employee perspectives and issues which we use to enhance processes, set priorities and respond to employee concerns. In 2025, 90% of our employees participated in our engagement survey.
Safety and Well-Being
We are committed to the safety of our workforce and maintain a global safety program that is designed to protect the safety and well-being of our employees in the workplace, minimize injury and accident frequency and severity, minimize loss to property, equipment and operational disruption, and enable greater employee satisfaction and productivity.

We are also committed to providing comprehensive and competitive benefits to our employees that are responsive to their physical, financial, social and emotional needs. Our benefit offerings include a variety of medical and dental plan choices, mental health and counseling programs, caregiver support programs, enhanced family forming and planning resources, and paid time off. We seek to control the cost of health care benefits for our employees despite the increased cost of such benefits to the company. Investing in our employees in this way helps us retain top talent and demonstrates our commitment to our employees, our most important asset.
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
If we fail to keep pace with technological change, including as a result of artificial intelligence, we could lose clients or have trouble attracting new clients.
The markets for our products and services are characterized by constant and rapid technological change, evolving industry standards, frequent introduction of new products and services, and increasing client expectations. Our ability to respond timely to these changes, including by enhancing our current products and services and developing and introducing new products and services, will significantly affect our future success. In addition, competitors and other third parties may incorporate artificial intelligence into products and offerings more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Furthermore, the success of certain of our products and services rely, in part, on financial institutions, business partners and other third parties promoting the use of or distributing our products and services. If we are unsuccessful in developing, marketing and selling products or services that gain market acceptance, or if third parties insufficiently promote or distribute our products and services, it would likely have a material adverse effect on our ability to retain existing clients, to attract new ones and to grow profitably.
We use artificial intelligence in our business, and challenges with properly managing its use could result in legal liability or reputational harm.
We believe that data, and the insights enabled by data, can be used to create or enhance the products and services that we offer to our clients. As a result, we are using, and expect to continue to expand our use of, artificial intelligence and machine learning in our product development processes, services and operations. The use of artificial intelligence technologies carries inherent risks, and there can be no assurance that our use of artificial intelligence will enhance our products or services or achieve any improvements in innovation or efficiency. If the content, analyses or recommendations that artificial intelligence applications assist in producing are or are alleged to be inaccurate, deficient or biased, our business, financial condition and results of operations may be adversely affected. Furthermore, our services that integrate third-party artificial intelligence models may rely on certain safeguards implemented by the third-party providers of the underlying artificial intelligence models, including those related to the accuracy, bias and other variables of the data, and these safeguards may be insufficient. Legislation and regulations governing the development or use of artificial intelligence and automated-decision making have been implemented or are under consideration in the U.S. at the state and local level, as well as internationally. Such legislation and regulations may impose obligations related to our development, offering, and use of artificial intelligence, particularly those use cases that are deemed by the law to be “high risk”, and expose us to increased risk of regulatory enforcement and litigation. As a result, our ability to use artificial intelligence and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements.
The One Fiserv action plan may not generate the benefits that we anticipate.
In 2025, we announced a strategic plan, referred to as the One Fiserv action plan, that focuses on: operating with a client-first mindset to win new enterprise clients and grow average revenue per client; building the pre-eminent small business operating platform through Clover; creating differentiated, innovative platforms in finance and commerce, including embedded finance and stablecoin; delivering operational excellence enabled by artificial intelligence; and employing disciplined capital allocation for the long-term. To successfully execute the plan, we must implement operational, technological and cultural changes across our organization, which may be difficult to do. In addition, although we have planned for a certain level of expense in implementing the plan, there are factors beyond our control that could cause the total amount or the timing of the expenses we may incur to be different than anticipated. As a result, the actual benefits of the plan may be less significant than anticipated. Furthermore, we may not be able to achieve expected benefits of the plan on our anticipated timeline or at all.
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
From time to time, card associations and debit networks, including the card networks which we own, increase the processing and other fees (including what is commonly called “interchange fees”) that they charge. It is possible that competitive and other pressures will result in us absorbing a portion of such increases in the future, or not being able to increase our own fees, which would increase our operating costs, reduce our profit margin, limit our growth, and adversely affect our business, results of operations and financial condition. In addition, the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital for other purposes.

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
We make significant investments in emerging, innovative areas of financial services and technology that may not achieve expected returns.
We expect to continue to make significant investments in research, development, and marketing for new and existing products, services, and technologies, including embedded finance, stablecoin and artificial intelligence based products and services. We may not achieve significant revenue from our investment in innovative platforms and product offerings for several years, if at all, due to regulatory uncertainty, competitors’ success with similar offerings, lack of demand from our customer base for these offerings, our inability to successfully integrate these offerings into our established platforms, or other factors. New products and services may not be profitable or may not achieve operating margins as high as we have experienced historically.
The costs associated with developing, integrating and deploying these product offerings may be higher than anticipated, and these product offerings may require significant additional investment. Competitors may identify and develop applications for these technologies that reduce our ability achieve our desired financial returns. Our customers’ rate of adoption of novel product offerings may be slower than we anticipate and impact the feasibility of these product offerings going forward. Perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, could negatively impact product and feature adoption. Developing new technologies is complex. It can require long development and testing periods. We could experience significant delays in new releases or significant problems in creating new products or services. These factors could adversely affect our business, financial condition, and results of operations.
Among the new services we intend to offer is custody for stablecoin reserves held under the GENIUS Act and other stablecoin regulations to help financial institutions retain funds associated with FIUSD stablecoin issuance. Our stablecoin offering has only recently been enabled by regulation. We have made certain assumptions about future stablecoin regulation, but there is no certainty about the favorability of the final regulatory environment. Additionally, given the relative recency of the GENIUS Act, it is not clear what the market demand will be for our stablecoin offering from our financial institution customers.
Our embedded finance business is an emerging product area that could expose us to liability.
Our embedded finance business involves providing financial services to a merchant’s customers. These financial services may be branded in the name of a merchant. In addition, these financial services may be incorporated into the merchant’s products or services or may be used to facilitate financial transactions that permit the merchant to sell more products or services. In some cases, we resell the services of third parties, including financial institutions, technology providers, or program managers. Those third-party services may be integrated with our own technology or services. We are exposed to financial and performance risks related to the third parties whose services we resell. In addition, we may be contractually entitled to a percentage of the revenue earned by the financial institution or other third party, and accordingly, we may assume risks, either contractually or as a matter of law, that would ordinarily be risks assumed by a financial institution and not by a technology provider. These risks include credit risk, consumer fraud risk, operational risk, and compliance risk. It is possible that state or federal regulators may determine that we are directly subject to regulations that have not previously applied directly to us.
Operational and Security Risks
Security incidents or other technological risks involving our systems and data, or those of our clients, partners or vendors, could expose us to liability or damage our reputation.
Our operations depend on receiving, storing, processing and transmitting sensitive information pertaining to our business, our employees, our clients and their customers. Under the card network rules, various federal, state and foreign laws, and client contracts, we are responsible for information provided to us by financial institutions, merchants, ISOs, third-party service providers and others. Preserving the confidentiality of sensitive business and personal information is critical to our business. Any unauthorized access, intrusion, infiltration, network disruption, ransom, denial of service or similar incident could disrupt the integrity, continuity, security and trust of our systems or data, or the systems or data of our clients, partners, vendors or service providers. These incidents are often difficult to detect and are constantly evolving. We expect that unauthorized parties will continue to attempt to gain access to our systems or facilities, and those of our clients, partners, vendors and service providers, through various means and with increasing sophistication, particularly as cybercriminals attempt to profit from increased online banking, e-commerce and other online activity. State-sponsored cybersecurity attacks on financial service providers and financial systems could also adversely affect our business. These events could create costly litigation, significant financial liability, increased regulatory scrutiny, financial sanctions and a loss of confidence in our ability to serve clients and cause current or potential clients to choose another service provider, all of which could have a material adverse impact on our business. In addition, we have invested and expect to continue to invest significant resources to maintain and enhance our information security and controls or to investigate and mitigate security vulnerabilities. Although we believe that we maintain a robust program of information security and controls and that none of the events that we have encountered to date have materially affected us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data, will be successful or sufficient to counter all current and emerging risks and threats. While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. The impact of a material event involving our systems and data, or those of our clients, partners, vendors or service providers, could have a material adverse effect on our business, results of operations and financial condition.
Operational failures and resulting interruptions in the availability of our products or services could harm our business and reputation.
Our business depends heavily on the reliability of our systems. An operational failure that results in an interruption in the availability of our products and services could harm our business or cause us to lose clients. An operational failure could involve the hardware, software, data, networks or systems upon which we rely to operate and could be caused by our actions, the actions of third parties or events over which we may have limited or no control. Events that could cause operational failures include, but are not limited to, hardware and software defects or malfunctions, ransomware, denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, pandemics, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In the event of operational failures or damage or disruption to our business due to these occurrences, we may not be able to successfully or quickly recover all of our critical business functions, assets and data through our business continuity program. Implementation delays, interruptions of service or hardware device defects could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of service credits, product recalls or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue, and significantly impact our clients’ businesses and the customers they serve. In addition, a significant interruption of service or product recall could have a negative impact on our reputation and could cause our current and potential clients to choose another service provider. As a provider of payments solutions and other financial services, clients, regulators and others may require enhanced business continuity and disaster recovery plans including frequent testing of such plans. Meeting these various requirements may require a significant investment of time and money. Any of these developments could have a material adverse impact on our business, results of operations and financial condition.

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
We currently offer merchant acquiring, processing and issuing services outside of the U.S. Our facilities outside of the U.S., and those of our suppliers and vendors, including manufacturing, customer support, software development and technology hosting facilities, are subject to risks, including natural disasters, public health crises, political crises, terrorism, war, political or economic instability, regulatory or policy changes and other events outside of our or our suppliers’ control. As we continue to expand internationally and grow our client base outside of the U.S., we may face challenges due to the presence of more established competitors, changes in local market conditions and our relative lack of experience in such non-U.S. markets, and we may incur higher than anticipated costs. If we are unable to successfully manage the risks associated with the international operation and expansion of our business, our results of operations and financial condition could be negatively impacted.

Our business is impacted by U.S. and global market and economic conditions.
For the foreseeable future, we expect to continue to derive revenue primarily from products and services we provide to the financial services industry and from our merchant acquiring business. Given this focus, we are exposed to global economic conditions, regulatory or policy changes and adverse economic trends that may accelerate the timing, or increase the impact of, risks to our financial performance. Such trends may include, but are not limited to, the following:
•inflation, trade policy and tariffs, embargoes and trade sanctions, taxes, foreign currency fluctuations, interest rates, declining economies, social unrest, natural disasters, public health crises, including the occurrence of a contagious disease or illness, and the pace of economic recovery can change consumer spending behaviors, on which a significant portion of our revenues are dependent;
•low levels of consumer and business confidence typically associated with recessionary environments and those markets experiencing relatively high inflation, taxes, tariffs, interest rates, and/or unemployment, may cause decreased spending by cardholders;
•budgetary concerns in the U.S. and other countries around the world could affect the U.S. and other specific sovereign credit ratings, impact consumer confidence and spending, and increase the risks of operating in those countries;
•emerging market economies tend to be more volatile than the more established markets we serve, and adverse economic trends, including high rates of inflation, may be more pronounced in such emerging markets;
•financial institutions may restrict credit lines to cardholders, increase interest rates or limit the issuance of new cards to mitigate cardholder defaults;
•uncertainty and volatility in the performance of our clients’ businesses may make estimates of our revenues, rebates, incentives, and realization of prepaid assets less predictable;
•our clients may decrease spending for value-added services, or may choose another provider with lower processing fees; and
•government intervention, including the effect of laws, regulations, treaties, trade agreements and/or government investments in our clients, may have potential negative effects on our business, operations and our relationships with our clients or otherwise alter their strategic direction away from our products.
A weakening in the economy or competition among retailers could force some retailers to close, resulting in exposure to potential credit losses and declines in transactions, and reduced earnings on transactions due to a potential shift to merchants with whom we may have less economically favorable contractual terms. Additionally, credit card issuers may reduce credit limits, increase fees and interest rates and become more selective in their card issuance practices.
A prolonged poor economic environment, including a potential recession in the U.S. or other economies in which our business operates, could result in significant decreases in demand by current and potential clients for our products and services and in the number or dollar amount of transactions we process or accounts we service, which could have a material adverse effect on our business, results of operations and financial condition.
Potential tariffs or trade wars could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
The U.S. has imposed tariffs, and may impose new or increased tariffs, on certain imports from other countries, which may lead to retaliatory tariffs imposed by other governments. If the U.S. administration or other countries impose new or increased tariffs, trade restrictions or restrictions on the cross-border flow of data, our procurement of hardware devices, supply of materials and access to certain markets, could be impacted. Although it is difficult to predict how current or future tariffs on items imported from or exported to other countries will impact our business, the cost of our products manufactured in other countries and imported into the U.S. or elsewhere, or manufactured in the U.S. and exported elsewhere, could increase, which could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.

Regulatory and Compliance Risks
We have claims and lawsuits against us and have received governmental inquiries that may result in adverse outcomes.
We are currently, and may in the future, be subject to claims, lawsuits and governmental inquiries arising from the operation of our business, including those related to new product releases, significant business transactions, employee matters, artificial intelligence activities, and regulation. As described in Note 17. Commitments and Contingencies - Litigation and Investigation Matters to our consolidated financial statements, we are also currently subject to federal securities law complaints, derivative complaints and governmental investigations. As we continue to expand our business and offerings, we may be subject to additional types of legal claims. Any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Litigation could be costly, time-consuming and divert attention of our management and employees from daily operational needs. There is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. An adverse impact to our financial condition and results of operations could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
If we or third parties with whom we partner or contract fail to comply with applicable laws and regulations, we could be subject to liability and our business could be harmed.
Our businesses are subject to state, federal, and foreign laws and regulations, including payment, cybersecurity, consumer protection, money transmission, data privacy, artificial intelligence, anti-money laundering, anti-bribery, economic and trade sanctions, payment institution, electronic money licensing, credit reporting and debt collection laws and regulations. Our clients are also subject to numerous laws and regulations applicable to banks, financial institutions and card issuers in the U.S. and abroad, and, consequently, we are at times affected by these federal, state, local and foreign laws and regulations. These laws and regulations are subject to change, and new laws, regulations and interpretations are regularly adopted.
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
Cybersecurity and data privacy risks have received heightened legislative and regulatory attention. In Europe and the U.K., their respective General Data Protection Regulations (collectively, “GDPR”) extends the scope of their data protection laws to companies processing data of individuals within the E.U. and the U.K., regardless of the company’s location, subject to certain limitations. The law requires companies to meet stringent requirements regarding the handling of personal data. E.U. and U.K. data protection law continuously develops and requires significant changes to our policies and procedures. GDPR imposes strict rules on the transfer of personal data out of the E.U. or U.K. to a “third country,” including the United States, unless particular transfer mechanisms are implemented. The mechanisms that we and many other companies rely upon for such data transfers are the subject of legal challenges, regulatory interpretations, and judicial decisions. In the E.U., U.K. and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions. Additionally, we are subject to the E.U. Regulation known as the Digital Operational Resilience Act (“DORA”). DORA is intended to strengthen the information technology systems of covered financial entities to mitigate risks associated with operational disruptions. Our efforts to comply with E.U., U.K. and other cybersecurity, privacy and data protection laws around the world that apply to our businesses could involve substantial expenses, divert resources from other initiatives and projects and limit the services we are able to offer. There is also increased focus on data localization requirements around the world in countries such as the United Arab Emirates, China and India which could impact our business model with respect to our storage and transfer of personal data.
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
Our operations are subject to tax by federal, state, local, and international taxing jurisdictions. Changes in tax laws or their interpretations could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Additionally, future tax laws, regulations or guidance from the Internal Revenue Service, the Securities and Exchange Commission or the Financial Accounting Standards Board could cause us to adjust current estimates in future periods, which could impact our earnings and have an adverse effect on our results of operations and cash flow.
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
We depend on the experience, skill and contributions of our senior management and other key employees. If we fail to attract, motivate and retain highly qualified management, technical, compliance and sales personnel, our future success could be harmed. Our senior management provides strategic direction for our company, and if we lose members of our leadership team, our management resources may have to be diverted from other priorities to address this loss. Our products and services require sophisticated knowledge of the financial services industry, applicable regulatory and industry requirements, computer systems, and software applications. If we are unable to hire or retain the necessary skilled personnel, we may be unable to develop new products, product implementations could be delayed, and our ability to meet the requirements of our customers could be negatively impacted.
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
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets could negatively affect our results of operations.
Our balance sheet includes goodwill and intangible assets that represent approximately 60% of our total assets at December 31, 2025. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We evaluate goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.
Existing or future leverage may harm our financial condition and results of operations.
At December 31, 2025, we had approximately $29 billion of debt. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; limit our ability to return capital to shareholders, including through share repurchases; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if certain of our outstanding senior notes or commercial paper notes are downgraded to below investment grade, we may incur additional interest expense or suffer reputational harm. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, including due to deterioration in economic and market conditions, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.
An increase in interest rates may negatively impact our operating results and financial condition.
Certain of our borrowings, including borrowings under our revolving credit facility, foreign lines of credit and commercial paper programs, are at variable rates of interest. An increase in interest rates would have a negative impact on our funding costs by causing an increase in interest expense. At December 31, 2025, we had approximately $2.1 billion in variable rate debt, which includes an aggregate $950 million drawn on our revolving credit facility and foreign lines of credit, and an aggregate amount of $1.2 billion outstanding under our U.S. dollar and Euro commercial paper programs. Based on outstanding debt balances and interest rates at December 31, 2025, a 1% increase in variable interest rates would result in an increase to annual interest expense of approximately $21 million.
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

Cybersecurity Risk
Management’s Role in Cybersecurity
Our global cybersecurity services team is responsible for assessing our technology environment, identifying emerging cybersecurity threats and evolving cybersecurity threat capabilities, and implementing business processes and technical defenses to safeguard our technology environment and services. Our management has established a cybersecurity and technology risk committee focused on managing cybersecurity and technology risk and implementing cybersecurity and technology plans, strategies and objectives. The committee is chaired by the Deputy Chief Information Security Officer, who reports to our Co-President through our Chief Information Security Officer (“CISO”), and is comprised of senior business, cybersecurity, and technology leaders responsible for delivering our products and services. Our cybersecurity program is designed to enable us to detect and respond to cybersecurity incidents, continually improve the effectiveness of our cybersecurity controls, and dynamically respond to the evolving threat landscape.
We operate a cybersecurity operations center that continuously monitors our environment for cyber events, suspicious activity or unusual behaviors, and responds to minimize operational impact. We use layered security technologies, controls and modern analytics to detect, prevent and respond to threats. Our global cybersecurity services team gathers intelligence from public and private sources about threats, adversary campaigns and vulnerabilities. The global cybersecurity services team combines this external intelligence with our internal intelligence and analytics to assess risk and develop strategies that reduce exposure and improve response.
We maintain a global cybersecurity policy and supporting standards which incorporate recognized industry standards and best practices from the National Institute of Standards and Technology as well as various industry security requirements.
Our employees play a vital role in protecting our and our clients’ data. We provide annual, mandatory training for all of our employees regarding cybersecurity threats to enable our employees to address cybersecurity threats and to communicate our evolving information security policies, standards, processes and practices. We also maintain a third-party risk management program to identify, assess, mitigate and monitor risks associated with third parties’ software and services that we utilize.
Our CISO has served in various senior roles in information technology and information security, in both the public and private sector, for over three decades. Similarly, the other members of our global cybersecurity services team have a broad range of cybersecurity training and experience in both the public, including military and law enforcement, and private sectors and maintain various certifications in relevant subjects.
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
The board and the risk committee receive regular presentations and reports from management as well as outside experts on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technology trends and information security considerations arising with respect to our peers and third parties. On an annual basis, the board and the risk committee discuss our approach to cybersecurity risk management with our Chief Risk Officer, Chief Compliance Officer and Chief Information Security Officer, among others. At each regular board meeting, the risk committee reviews and reports to the board on key cybersecurity risks. The board and the risk committee receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
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
Item 2.  Properties
At December 31, 2025, we owned 16 and leased 120 properties globally. Our real estate strategy includes developing centralized campus environments in strategic locations, including in Florida, Georgia, Nebraska, New Jersey, Wisconsin and Dublin, Ireland. These locations are used for operational, data center, sales, management and administrative purposes. As a normal part of our business operations, including in connection with the integration of companies that we acquire, we regularly review our real estate portfolio. We may choose to acquire or dispose of properties in order to maintain a real estate footprint designed to maximize collaboration, innovation and communication in ways that enable us to best serve our clients and to create more opportunities for professional growth and development for our associates.
Item 3.  Legal Proceedings
See the information set forth in Note 17. Commitments and Contingencies - Litigation and Investigation Matters to the consolidated financial statements, which is incorporated by reference in response to this item.
Item 4.  Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers as of February 19, 2026, together with their ages, positions and business experience are described below:

Name	Age	Title
Michael P. Lyons	55	Chief Executive Officer
Panagiotis (Takis) Georgakopoulos	56	Co-President
Adam L. Rosman	60	Chief Administrative Officer and Chief Legal Officer
Dhivya Suryadevara	46	Co-President
Paul M. Todd	55	Chief Financial Officer
Mr. Lyons has served as Chief Executive Officer since May 2025 and previously served as President and CEO-Elect from January 2025 to May 2025. Before joining Fiserv, Mr. Lyons served as President of The PNC Financial Services Group, Inc. and its wholly owned subsidiary, PNC Bank, National Association, since February 2024. Prior to that role, he served as Executive Vice President and Head of Corporate and Institutional Banking at PNC from 2011 to February 2024. Prior to joining PNC, from 2010 until 2011, Mr. Lyons served as Head of Corporate Development and Strategic Planning for Bank of America.
Mr. Georgakopoulos has served as Co-President since October 2025. Mr. Georgakopoulos served as Chief Operating Officer from April 2025 to October 2025 and as an Executive Vice President since September 2024. Before joining Fiserv, Mr. Georgakopoulos served as Global Head of Payments at JPMorgan Chase & Co., a global financial services firm, from 2017 to 2024. From 2007 to 2016, Mr. Georgakopoulos served in various leadership roles at JPMorgan; and from 2000 to 2007, he worked at McKinsey & Company, where he was a partner in the New York office.
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
Ms. Suryadevara has served as Co-President since December 2025. Before joining Fiserv, Ms. Suryadevara served as Chief Executive Officer of Optum Financial Services and Optum Insight at UnitedHealth Group Incorporated, a healthcare company, from February 2024 until September 2025. From 2020 to 2023, Ms. Suryadevara was Chief Financial Officer at Stripe, Inc., a financial technology company. From 2004 to 2020, Ms. Suryadevara held various positions at General Motors Company, an automobile manufacturer, including serving as Chief Financial Officer from 2018 to 2020.
Mr. Todd has served as Chief Financial Officer since October 2025. Mr. Todd joined Fiserv in September 2025 as a Special Advisor. Before joining Fiserv, he served as a partner of TTV Capital, a venture capital firm focused on fintech, since 2023. Prior to joining TTV, Mr. Todd was senior executive vice president and chief financial officer of Total Systems Services, Inc., a global payments provider, from 2014 until its merger in 2019 with Global Payments, Inc., a payments technology company, and continued in such role at Global Payments until 2022. Mr. Todd previously served as executive vice president for strategy, mergers and acquisitions, product and marketing at Total Systems Services, Inc. from 2008 until 2014.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price Information
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FISV.” On November 11, 2025, we transferred the listing of our common stock to NASDAQ from the New York Stock Exchange, where our common stock had previously traded under the ticker symbol “FI.” At December 31, 2025, our common stock was held by 1,406 shareholders of record and by a significantly greater number of shareholders who hold shares in nominee or street name accounts with brokers. We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. For additional information regarding our expected use of capital, refer to the discussion in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2025	1,275,062	$66.50	1,275,062	47,653,872
November 1-30, 2025	1,779,722	64.73	1,779,722	45,874,150
December 1-31, 2025	—	—	—	45,874,150
Total	3,054,784		3,054,784
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
The following graph compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2025 with the S&P 500 Index, the S&P 500 Financials Index and the NASDAQ Composite Index. In connection with the transfer of the listing of our common stock to NASDAQ from the New York Stock Exchange in November 2025, we believe the NASDAQ Composite Index is an appropriate index for comparison purposes as it reflects our peer group and aligns with our diversified business model in payments, software, and technology-enabled services. The graph assumes that $100 was invested on December 31, 2020 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG FISERV, INC., S&P 500 INDEX, S&P 500 FINANCIALS INDEX, AND NASDAQ COMPOSITE INDEX
(ASSUMES INITIAL INVESTMENT OF $100 AND REINVESTMENT OF DIVIDENDS)

Dollars
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
Fiserv, Inc.
S&P 500 Index
S&P 500 Financials Index
NASDAQ Composite Index

	December 31,
	2020	2021	2022	2023	2024	2025
Fiserv, Inc.	$100	$91	$89	$117	$180	$59
S&P 500 Index	100	129	105	133	166	196
S&P 500 Financials Index	100	135	121	135	177	203
NASDAQ Composite Index	100	122	82	119	154	187
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This section generally discusses information and results pertaining to the years ended December 31, 2025 and 2024. Information and discussion of results pertaining to the year ended December 31, 2023 not included herein can be found in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2024, filed with the Securities and Exchange Commission on February 20, 2025. Our discussion is organized as follows:
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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2025 to the results for the year ended December 31, 2024.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments at December 31, 2025.
Overview
Company Background
We are a leading global provider of payments and financial services technology solutions. We serve clients around the globe, including merchants, banks, credit unions, other financial institutions, corporate and public sector clients. We help clients achieve best-in-class results through a commitment to innovation and excellence in areas including account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale (“POS”) and business management platform. Most of the products and services we provide are necessary for our clients to operate their businesses and are therefore non-discretionary in nature. We serve our global client base by working among our geographic teams across various regions, including the United States of America (“U.S.”) and Canada; Europe, Middle East and Africa; Latin America; and Asia Pacific. Our operations are comprised of the Merchant Solutions (“Merchant”) segment and Financial Solutions (“Financial”) segment.
We are focused on providing exceptional client service, world-class execution, value-added technology solutions, and cutting-edge innovation. Our long-term focus is to meet our financial commitments, deliver compelling, innovative solutions that address our clients’ most critical needs, and realize productivity and efficiency gains by embedding artificial intelligence (“AI”) in our products, services and business operations.
The businesses in our Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; software-as-a-service; POS devices; and pay-by-bank solutions. The business lines aggregated within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors (“ISV”), including Clover, our POS and business management platform for small business clients
•Enterprise – provides products and services to large businesses, including our integrated omnichannel operating system for enterprise clients
•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
We distribute the products and services in the Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, ISV’s, independent sales organizations, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements.
The businesses in our Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines aggregated within the Financial segment consist of the following:
•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers
•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; government payment processing; and student loan processing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when we evaluate segment performance, such as gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition and divestiture activity; certain services revenue associated with various dispositions; expenses associated with our transformation initiative focused on operational excellence; and postage reimbursements.

One Fiserv Action Plan
In the third quarter of 2025, we launched the One Fiserv action plan designed to prioritize and enhance client focus across five strategic pillars. The One Fiserv action plan centers our investments in areas that build on Fiserv’s strengths, including: operating with a client-first mindset to win new enterprise clients and grow average revenue per client; building the pre-eminent small business operating platform through Clover®; creating differentiated, innovative platforms in finance and commerce, including embedded finance and stablecoin; delivering operational excellence enabled by AI; and employing disciplined capital allocation for the long-term.
To advance this transformation, we are simplifying and standardizing processes, adopting new ways of working, and embedding AI to create a higher-quality, more productive business. This approach rethinks how business functions operate and aligns our product portfolio for the future. We are modernizing our technology infrastructure, enhancing resiliency, and reengineering our operating model through AI and advanced automation. We expect these efforts to strengthen efficiency, scalability, and innovation to deliver differentiated value and an exceptional experience for our clients.
Acquisitions and Other Transactions
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
Acquisitions of Businesses
On December 17, 2025, we acquired StoneCastle Cash Management, LLC, INDX Processing, LLC and StoneCastle Trust Co. (collectively, “StoneCastle”), a provider of deposit funding solutions. StoneCastle is included within the Financial segment and provides its network of depository institutions easy access to stable, cost efficient deposit funding. On October 1, 2025, we acquired a portion of The Toronto-Dominion Bank’s merchant processing business in Canada (“TD Merchant Canada”). This business is included within the Merchant segment and expands the footprint of our Clover® platform. In connection with this transaction, we signed a multi-year strategic managed services program agreement with The Toronto-Dominion Bank to utilize our technology, including Clover, within its Merchant Solutions business.
On September 25, 2025, we acquired the Smith Consulting Group, LLC business (“SCG”), an operational consulting service utilized by community banks and credit unions across the U.S. SCG is included within the Financial segment and supports our ability to provide consultative engagement to enhance community banks’ and credit unions’ strategic investments. On September 4, 2025, we acquired CardFree Inc. (“CardFree”), an all-in-one platform delivering integrated order, payment and loyalty solutions for merchants. CardFree is included within the Merchant segment and further expands the capabilities of our Clover platform across the hospitality, restaurant and lodging industries.
On June 4, 2025, we acquired Money Money Serviços Financeiros S.A. (“Money Money”), a provider of risk analysis and credit decisioning solutions. Money Money is included within the Merchant segment and expands our payment and financial service capabilities, enabling access to working capital and other payment solutions for small and medium-sized businesses. On April 4, 2025, we acquired Pinch Payments NZ Limited (together with Zootive Pty Ltd, “Pinch Payments”), a payment facilitator. Pinch Payments is included within the Merchant segment and expands our flexible payment services for our partners and clients and our presence within the Asia-Pacific region.
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
We acquired these businesses for an aggregate purchase price, including deferred payments, of $856 million, net of $84 million of acquired cash and including earn-out provisions estimated at a fair value of $35 million.
Other Transactions
On September 5, 2025, we acquired the remaining 49.9% ownership interest, including cash held of $195 million, in AIB Merchant Services (“AIBMS”), a payments solution provider, for $420 million. On April 17, 2025, we acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, a merchant acceptance business, for $22 million. We previously held a majority controlling financial interest in each of these subsidiaries, which continue to be consolidated and reported within the Merchant segment.
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
Industry Trends
The global payments landscape continues to evolve, with rapidly advancing technologies and a steady expansion of digital payments, e-commerce and real-time payments infrastructure. Because of this growth, competition also continues to intensify. Business and consumer expectations continue to rise, with a focus on speed, convenience, choice and security. To meet these expectations, payments companies are focused on modernizing their technology, expanding the use of data and enhancing the customer experience. These innovations are driving a competitive landscape where customer expectations evolve rapidly as services digitize and choices multiply.
Merchants
The rapid growth in and globalization of mobile and e-commerce, driven by consumers’ desire for simpler, more efficient shopping experiences, has created an opportunity for merchants to reach consumers nearly anywhere, through any device, which often requires a merchant acquiring provider to enable and optimize the acceptance of payments. Consumers are increasingly using digital wallets, contactless payments, and mobile-first solutions, making omnichannel strategies that integrate online, mobile, and in-store experiences essential for customer retention. Consumers expect instant and secure checkouts, making simplified payment orchestration critical. Merchants are demanding simpler, integrated and flexible systems to enable them to serve customers and help manage cash flow and everyday business operations. When combined with the ever-increasing ways a consumer can pay for goods and services, merchants have sought modern end-to-end solutions throughout their growth lifecycle to streamline the complexity. Merchants are moving beyond traditional payment acceptance to offer embedded financial services to deepen customer relationships and create new revenue streams. Unified commerce solutions and value-added services are becoming key differentiators in competitive markets. Furthermore, merchants can now search, discover, compare, purchase and even install a new system through direct, digital-only experiences. This direct, digital-only channel is a source of new merchant acquisition opportunities, especially with respect to smaller merchants.
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
We believe that our merchant acquiring products and solutions create compelling value propositions for merchant clients of all sizes, from small and mid-sized businesses to medium-sized regional businesses to global enterprise merchants. The depth and breadth of our omnichannel solutions, and flexibility to serve clients across various channels and geographies, drives higher product attach rates with new and existing clients across all verticals. Furthermore, we believe that our strength in distribution, our progress growing software and services, and our value-based pricing as we continue to invest in our operating systems, gives us a solid foundation for growth. We are at the intersection of finance and commerce, creating opportunities for integrated solutions that combine payment acceptance, financial services, and data-driven insights.
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

Financial institutions must be able to serve their customers with tailored solutions, delivered how and when those customers desire. In addition, financial institutions are striving for this single, integrated view of a customer’s activity. This requires financial institutions to not only process customer transactions, but to integrate financial institutions’ products and services to give customers easy access to integrated solutions. We believe that the integration of our products and services creates a compelling value proposition for our clients by providing, among other things, new sources of revenue and opportunities to reduce their costs. We have invested in integrating our platforms and value-added solutions to make it easy for a client to buy across our full product suite.
Demand for innovative payment solutions continues to grow, with a focus on faster, more convenient options across mobile channels, online applications, in-store cards, and digital currencies. Financial institutions are adopting advanced technologies, introducing new solutions, and responding to an increasingly complex regulatory landscape. We expect that financial institutions will continue to invest significant capital to process transactions, manage information, maintain regulatory compliance and offer innovative new services to their customers in this rapidly evolving and competitive environmental shift from traditional to digital banking. Stablecoins and cryptocurrencies may also become more widely used as digital currencies provide increased accessibility and efficiency. We believe that economies of scale in developing and maintaining the infrastructure, technology, products, services and networks necessary to be competitive in such a dynamic environment are essential to justify these investments, and we anticipate that demand for products that facilitate customer interaction with financial institutions, including a unified, seamless customer experience across mobile and online channels, will continue to increase, which we expect to create revenue opportunities for us.
Recent Market Conditions
Global macroeconomic conditions, including changing interest rates; inflation; disruptions in the global supply chain; changes in consumer spending; legislative changes, including potential effects of new tax laws; the effects of international hostilities; political conditions; regulations restricting trade or impacting our ability to offer products or services; and trade policies and tariffs, could have a material adverse effect on our business, results of operations and financial condition. A decline in personal consumption and consumer savings in the U.S. may also negatively impact our business and financial results. We actively monitor and manage our business in response to these unpredictable geopolitical and market conditions, as they may adversely impact our operations and financial results.
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
For a discussion of risks and potential challenges applicable to our business, results of operations and financial condition, see “Part I. Item 1A. Risk Factors.” For management’s assessment of market risks, including interest rate and foreign currency risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
Goodwill and Intangible Assets
We review the carrying value of goodwill for impairment annually, or more frequently if events or circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at a reporting unit level, which is one level below our operating segments. When reviewing goodwill for impairment, we consider the prior test’s amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other prevailing factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting units are less than their respective carrying values. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit may be less than its carrying value, we perform a quantitative impairment test.
The quantitative impairment test compares the estimated fair value of the reporting unit to its carrying value, and recognizes an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. We determine the fair value of a reporting unit using both a discounted cash flow analysis and a market approach, as appropriate, and engage an independent valuation specialist, when necessary, to assist in the fair value determinations. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions.
As of October 1, 2025, we performed our annual goodwill impairment assessment and determined that the estimated fair values exceeded the respective carrying values for each of our reporting units. Subsequently, we determined that a triggering event occurred in the fourth quarter of 2025 due to a sustained decline in our stock price and, therefore, performed an additional goodwill impairment test as of December 31, 2025. The impairment assessment performed at December 31, 2025 determined that our goodwill of $37.7 billion was not impaired as the estimated fair values exceeded the respective carrying values for each of our reporting units. At December 31, 2025, fair values exceeded carrying values by less than 15% for eight of our reporting units with an aggregate goodwill balance of $18.5 billion as follows:

		Fair Value to Carrying Value Cushion
(In millions)	Goodwill Balance	$	%
Reporting Unit 1	$1,394	$62	3.7%
Reporting Unit 2	1,988	161	5.4%
Reporting Unit 3	1,817	406	10.4%
Reporting Unit 4	281	46	11.8%
Reporting Unit 5	2,557	415	13.9%
Reporting Unit 6	4,120	742	14.4%
Reporting Unit 7	1,635	307	14.7%
Reporting Unit 8	4,692	995	14.8%
If future operating performance is below our expectations or there are changes to forecasted revenue growth rates or operating margins, risk-adjusted discount rates, foreign currency exchange rates, effective income tax rates, or some combination thereof, a decline in the fair value of the reporting units could result in, and we may be required to record, a goodwill impairment charge. It is also reasonably possible that future developments related to the interest rate environment, sustained decreases in our stock price, a shift in strategic initiatives, or significant changes in the composition of certain of our reporting units could have a future material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment. We have no accumulated goodwill impairment through December 31, 2025. Additional information regarding our goodwill is included in Note 7 to the consolidated financial statements.
We review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We review capitalized software development costs for impairment at each reporting date. In connection with the goodwill impairment assessment triggering event in the fourth quarter of 2025, as described above, we performed an additional evaluation of the recoverability of our intangible assets and determined no impairment as of December 31, 2025. Recoverability of intangible assets is assessed by comparing the carrying amount of the asset group to either the undiscounted future cash flows expected to be generated by the asset group or the net realizable value of the asset group, depending on the type of asset group. Determining future cash flows and net realizable values involves judgment and the use of significant estimates and assumptions regarding future economic and market conditions. Measurement of any impairment loss is based on estimated fair value. Additional information regarding our intangible assets is included in Note 6 to the consolidated financial statements.
Given the significance of our goodwill and intangible asset balances, an adverse change in the fair value and recoverability of the assets could result in an impairment charge, which may be material to our consolidated financial statements.

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
We recognize processing and services revenue in the period in which the specific service is performed unless it is not considered distinct from other goods or services, which revenue would then be recognized as control is transferred of the combined goods and services. Our arrangements for processing and services typically consist of an obligation to provide specific services to our customers on a when- and if-needed basis (a stand-ready performance obligation) and revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer. These services are typically provided under a fixed or declining (tier-based) price per unit based on volume of service; however, pricing for services may also be based on fixed or monthly minimum processing fees. Fees for our processing and services arrangements are typically billed and paid on a monthly basis.
Product
Product revenue is generated from print and card production, software license, data and analytics, and hardware (primarily POS devices) sales. For software license agreements that are distinct, we recognize software license revenue upon delivery, assuming a contract is deemed to exist. Revenue for arrangements with customers that include significant customization, modification or production of software such that the software is not distinct is typically recognized over time based upon efforts expended, such as labor hours, to measure progress towards completion. For arrangements involving hosted licensed software for the customer, a software element is considered present to the extent the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either operate the software on their own hardware or contract with another vendor to host the software. We also maintain substantial volumes of payment and transaction data, providing insights into business and consumer activity. We account for the sales of distinct data and analytics as a separate performance obligation and recognize the revenue at its standalone selling price when the customer obtains control of the analytical data. Additionally, we sell or lease hardware (POS devices) and other peripherals as part of our contracts with customers. Hardware typically consists of terminals or Clover devices. We do not manufacture hardware, rather we purchase hardware from third-party vendors and hold such hardware in inventory until purchased or leased by a customer. We account for the sale of distinct hardware as a separate performance obligation and recognize the revenue at the standalone selling price when the customer obtains control of the hardware.
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
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. We include any fixed charges within our contracts as part of the total transaction price. To the extent that variable consideration is not constrained, we include an estimate of the variable amount, as appropriate, within the total transaction price and update our assumptions over the duration of the contract. We may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed. The transaction price (including any discounts or rebates) is allocated between distinct goods and services in a multi-element arrangement based on their relative standalone selling prices. For items that are not sold separately, we estimate the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. Judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount we expect to receive in exchange for the related good or service.
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
Acquisitions
From time to time, we make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the respective identifiable assets acquired and liabilities assumed in the transaction at their estimated fair values at the date of acquisition. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The determination of fair value requires estimates about discount rates, growth and retention rates, royalty rates, expected future cash flows and other future events that are judgmental in nature. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which can be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. We are also required to estimate the useful lives of acquired intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate. Additional information regarding our acquisitions of businesses is included in Note 4 to the consolidated financial statements.
Income Taxes
The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws, including certain complexities attributed to our global footprint. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish a liability for known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. In establishing a liability for known tax exposures, assumptions are made in determining whether, and the extent to which, a tax position will be sustained. A tax benefit with respect to a tax position is recognized only when it is more likely than not to be sustained upon examination by the relevant taxing authority, based on its technical merits, considering the facts and circumstances available as of the reporting date. The amount of tax benefit recognized reflects the largest benefit that we believe is more likely than not to be realized on settlement with the relevant taxing authority. As additional information becomes available, we evaluate our tax positions and adjust our liability accordingly for known tax exposures.
We maintain net operating loss carryforwards in various taxing jurisdictions, resulting in the establishment of deferred tax assets. We establish a valuation allowance against our deferred tax assets when, based upon the weight of all available evidence, we believe it is more likely than not that all or some portion of the deferred tax assets will not be realized. In making this determination, we consider the relative impact of all of the available positive and negative evidence regarding future sources of taxable income and available tax planning strategies. However, there could be a significant impact to our effective income tax rate in the event there is a significant change in our judgment. To the extent our judgment changes, the valuation allowances are then adjusted as appropriate, generally through the provision for income taxes, in the period in which the change in facts and circumstances occurs. Additional information regarding our income taxes is included in Note 16 to the consolidated financial statements.

Results of Operations
Components of Revenue and Expenses
The following summary describes the components of revenue and expenses as presented in our consolidated statements of income.
Processing and Services
Processing and services revenue, which comprised 80% of our total revenue in 2025, is generated from account- and transaction-based fees under multi-year contracts. Processing and services revenue is most reflective of our business performance as a significant amount of our total operating profit is generated from these services. Cost of processing and services consists of costs directly associated with providing services to clients and includes the following: personnel; equipment and data processing; facility costs, including costs to maintain software applications; client support; certain depreciation and amortization; and other operating expenses directly associated with processing and services revenue.
Product
Product revenue, which comprised 20% of our total revenue in 2025, is derived from print and card production, software license, data and analytics, and hardware (primarily POS devices) sales. Cost of product consists of costs directly associated with the products sold and includes the following: costs of materials and postage; hardware costs (primarily POS devices); personnel; facility costs; certain depreciation and amortization; and other costs directly associated with product revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of: salaries, wages, commissions and related expenses paid to sales personnel, administrative employees and management; third-party commissions and payments to distribution partners; marketing costs; certain depreciation and amortization; and other general selling and administrative expenses.

Financial Results
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the consolidated financial statements and accompanying notes. The financial results presented below have been affected by acquisitions, non-cash impairment charges, net gain on sales and distribution of other assets, and foreign currency fluctuations.

	Year Ended December 31,
	2025	2024	Percentage of Revenue (1)		Increase (Decrease)
(In millions)			2025	2024	$	%
Revenue:
Processing and services	$16,879	$16,637	79.6%	81.3%	$242	1%
Product	4,314	3,819	20.4%	18.7%	495	13%
Total revenue	21,193	20,456	100.0%	100.0%	737	4%
Expenses:
Cost of processing and services	5,802	5,363	34.4%	32.2%	439	8%
Cost of product	2,810	2,650	65.1%	69.4%	160	6%
Sub-total	8,612	8,013	40.6%	39.2%	599	7%
Selling, general and administrative	6,883	6,564	32.5%	32.1%	319	5%
Net gain on sales and distribution of other assets	(120)	—	(0.6)%	—%	120	n/m
Total expenses	15,375	14,577	72.5%	71.3%	798	5%
Operating income	5,818	5,879	27.5%	28.7%	(61)	(1)%
Interest expense, net	(1,493)	(1,195)	(7.0)%	(5.8)%	298	25%
Other expense, net	(61)	(178)	(0.3)%	(0.9)%	(117)	(66)%
Income before income taxes and income (loss) from investments in unconsolidated affiliates	4,264	4,506	20.1%	22.0%	(242)	(5)%
Income tax provision	(811)	(641)	(3.8)%	(3.1)%	170	27%
Income (loss) from investments in unconsolidated affiliates	37	(685)	0.2%	(3.3)%	722	n/m
Net income	3,490	3,180	16.5%	15.5%	310	10%
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	10	49	—%	0.2%	(39)	(80)%
Net income attributable to Fiserv, Inc.	$3,480	$3,131	16.4%	15.3%	$349	11%
(1)Percentage of revenue is calculated as the relevant revenue, expense, or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.

	Year Ended December 31,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2025	$10,140		$9,664		$1,389	$21,193
2024	9,631		9,477		1,348	20,456
Revenue growth	$509		$187		$41	$737
Revenue growth percentage	5%		2%		3%	4%
Operating income (loss):
2025	$3,502		$4,380		$(2,064)	$5,818
2024	3,561		4,485		(2,167)	5,879
Operating income growth (decline)	$(59)		$(105)		$103	$(61)
Operating income decline percentage	(2)%		(2)%			(1)%
Operating margin:
2025	34.5%		45.3%			27.5%
2024	37.0%		47.3%			28.7%
Operating margin decline (1)	(250)	bps	(200)	bps		(120)	bps
(1)Represents the basis point decline in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue increased $737 million, or 4%, in 2025 compared to 2024, with 5% growth in our Merchant segment and 2% growth in our Financial segment.
Revenue in our Merchant segment increased $509 million, or 5%, in 2025 compared to 2024. Small Business contributed 5% to Merchant segment revenue growth in 2025, primarily driven by volume growth, including from our Clover POS and business management platform, as well as the expansion of our merchant relationships through value-added services. Additionally, Enterprise contributed 1% to Merchant segment revenue growth in 2025, primarily driven by transaction growth, as well as an increase in data and analytics sales. A decrease in Processing’s revenue partially offset Merchant segment revenue growth in 2025.
Revenue in our Financial segment increased $187 million, or 2%, in 2025 compared to 2024. Digital Payments contributed 1% and Issuing contributed 2% to Financial segment revenue growth, while a decrease in Banking’s revenue partially offset Financial segment revenue growth in 2025. Growth in both Digital Payments and Issuing in 2025 was driven by an increase in data and analytics sales and license revenue, primarily in the first half of the year. Additionally, Digital Payments was favorably impacted by an increase in transaction volume, including growth in Zelle® transactions, and Issuing by an increase in accounts on file in 2025.
Revenue at Corporate and Other increased $41 million, or 3%, in 2025 compared to 2024 due to increased postage revenue.
Total Expenses
Total expenses increased $798 million, or 5%, and total expenses as a percentage of total revenue increased 120 basis points to 72.5% in 2025 compared to 2024. Total expenses as a percentage of total revenue were impacted by higher payments to distribution partners of approximately 60 basis points; higher data processing costs of approximately 40 basis points; costs associated with our One Fiserv transformation program of approximately 40 basis points; and various other items. Total expenses as a percentage of total revenue in 2025 were favorably impacted by a reduction in amortization of acquisition-related intangible assets of approximately 80 basis points, and an $89 million gain related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest.
Cost of processing and services as a percentage of processing and services revenue increased to 34.4% in 2025 compared to 32.2% in 2024. Cost of processing and services as a percentage of processing and services revenue was negatively impacted by a lower level of processing revenue growth, along with higher data processing costs.
Cost of product as a percentage of product revenue decreased to 65.1% in 2025 compared to 69.4% in 2024. Cost of product as a percentage of product revenue in 2025 was favorably impacted by an increase in high margin data and analytics sales and license revenue, primarily in the first half of 2025.

Selling, general and administrative expenses as a percentage of total revenue increased to 32.5% in 2025 compared to 32.1% in 2024. Selling, general and administrative expenses as a percentage of total revenue in 2025 was negatively impacted by higher payments to distribution partners of approximately 60 basis points, an increase in personnel costs of approximately 50 basis points, and costs associated with our One Fiserv transformation program of approximately 20 basis points, partially offset by a reduction in amortization of acquisition related-intangible assets of approximately 80 basis points.
The net gain on sales and distribution of other assets in 2025 includes an $89 million gain related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest.
Operating Income and Operating Margin
Total operating income decreased $61 million, or 1%, and total operating margin decreased 120 basis points to 27.5% in 2025 compared to 2024.
Operating income in our Merchant segment decreased $59 million, or 2%, and operating margin decreased 250 basis points to 34.5% in 2025 compared to 2024. The decrease in operating income and operating margin in our Merchant segment in 2025 was primarily due to higher payments to distribution partners, along with higher data processing costs. Operating income in the Merchant segment benefited from a gain of $89 million in 2025 related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest.
Operating income in our Financial segment decreased $105 million, or 2%, and operating margin decreased 200 basis points to 45.3% in 2025 compared to 2024. The decrease in operating income and operating margin in our Financial segment in 2025 was primarily due to a higher level of vendor spend and personnel costs to improve client experience, partially offset by an increase in high margin data and analytics sales and license revenue.
The operating loss in Corporate and Other decreased $103 million in 2025 compared to 2024. The operating loss in 2025 was favorably impacted by a reduction in amortization of acquisition-related intangible assets of $116 million and a reduction in severance, acquisition and integration related expenses of $100 million, partially offset by costs associated with our One Fiserv transformation program of $86 million.
Interest Expense, Net
Interest expense, net increased $298 million, or 25%, in 2025 compared to 2024 due to debt financing activities, including our public offering and issuances of $2.0 billion, €2.175 billion and $1.75 billion of senior notes in August 2025, May 2025 and August 2024, respectively, as well as an increase in finance lease and other financing obligations.
Other Expense, Net
Other expense, net decreased $117 million in 2025 compared to 2024. Other expense, net includes the remeasurement of monetary assets and liabilities for subsidiaries located in highly inflationary economies, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $158 million and $98 million during the years ended December 31, 2025 and 2024, respectively. Other expense, net in 2025 also included $82 million related to gains on the sale and remeasurement of certain equity investments. Other expense, net in 2024 included a $147 million non-cash settlement charge associated with the terminations of certain defined benefit pension plans, as well as $29 million related to gains on the sale and remeasurement of certain equity securities.
Income Tax Provision
The income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 19.0% and 14.2% in 2025 and 2024, respectively. The effective income tax rate as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates in 2025 included discrete tax benefits from equity compensation and transferable federal and foreign tax credits, resulting in a lower effective income tax rate compared to the statutory income tax rate. The effective income tax rate as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates in 2024 included a deferred tax benefit recorded within the income tax provision associated with a non-cash impairment of certain equity method investments, primarily related to WFMS, recorded within income (loss) from investments in unconsolidated affiliates. The effective income tax rate as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates in 2024 also included benefits associated with transferable federal tax credits, resulting in a lower effective income tax rate compared to the statutory income tax rate.

Income (Loss) from Investments in Unconsolidated Affiliates
Our share of income (loss) from unconsolidated affiliates accounted for using the equity method is reported as income (loss) from investments in unconsolidated affiliates, and the related tax benefit is reported within the income tax provision in the consolidated statements of income. Income (loss) from investments in unconsolidated affiliates, including non-cash impairment charges, acquired intangible asset amortization from valuations in purchase accounting and gains on sales of certain investments, was $37 million and $(685) million in 2025 and 2024, respectively. Income from investments in unconsolidated affiliates in 2025 included a $51 million gain related to the sale of an equity method investment. Loss from investments in unconsolidated affiliates in 2024 included a $595 million non-cash impairment related to the Wells Fargo Merchant Services merchant alliance.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the minority partners’ share of the net income in our consolidated subsidiaries. Net income attributable to noncontrolling interests, including acquired intangible asset amortization from valuations in purchase accounting, was $10 million and $49 million in 2025 and 2024, respectively. Effective June 2024, we mutually agreed to terminate a joint venture agreement with a merchant alliance joint venture minority partner, resulting in lower net income attributable to noncontrolling interests in 2025.
Net Income Per Share - Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $6.34 and $5.38 in 2025 and 2024, respectively. In addition to the impacts to net income attributable to Fiserv, Inc. described above, our diluted weighted average outstanding shares were reduced by approximately 6% in 2025 compared to 2024, due to our share repurchase program.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance lease and other financing obligations; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $798 million, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $4.6 billion (net of $188 million of outstanding revolver borrowings and $3.2 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due in the next 12 months and letters of credit) at December 31, 2025.
The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024	$	%
Net income	$3,490	$3,180	$310
Depreciation and amortization	3,207	3,138	69
Share-based compensation	357	367	(10)
Deferred income taxes	(942)	(662)	(280)
Net gain on sales and distribution of other assets	(120)	—	(120)
Gain on sale of investments	(74)	—	(74)
(Income) loss from investments in unconsolidated affiliates	(37)	685	(722)
Distributions from unconsolidated affiliates	44	39	5
Non-cash settlement charge for terminated pension plans	—	147	(147)
Non-cash foreign currency exchange losses	159	92	67
Net changes in working capital and other	(22)	(355)	333
Net cash provided by operating activities	$6,062	$6,631	$(569)	(9)%
Capital expenditures, including capitalized software and other intangibles	$1,763	$1,569	$194	12%

Our operating cash flow was $6.1 billion in 2025, a decrease of 9% compared with $6.6 billion in 2024. This decrease was primarily attributable to lower profitability, excluding the non-cash settlement charge for terminated pension plans and non-cash impairments included within loss from investments in unconsolidated affiliates in 2024.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, merchant and settlement anticipation cash advances, share repurchases, acquisitions and to repay debt rather than to pay dividends. Net merchant and settlement anticipation cash advances were $636 million during 2025. These cash advances are funded through a combination of operating cash and various short-term lines of credit with foreign banks and alliance partners. Our capital expenditures were approximately 8% of our total revenue in both 2025 and 2024.
Cash Requirements
The following table details our future cash requirements under certain contractual obligations at December 31, 2025:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including interest (1) (2)	$35,666	$2,248	$8,270	$10,620	$14,528
Minimum finance lease payments (1)	1,655	416	678	476	85
Minimum operating lease payments (1)	1,066	148	265	172	481
Purchase obligations (1) (3)	3,833	1,280	1,578	669	306
Total	$42,220	$4,092	$10,791	$11,937	$15,400
(1)Interest, finance lease, operating lease and purchase obligations are reported on a pre-tax basis.
(2)The calculations assume that only mandatory debt repayments are made, no additional refinancing or lending occurs, except for our 3.200% senior notes due in July 2026, and U.S. dollar and Euro commercial paper notes programs as we have the intent to refinance this debt on a long-term basis through the issuance of new commercial paper notes upon maturity, and we have the ability to do so under our revolving credit facility which matures in August 2030. The variable rate on the revolving credit facility is priced at the rate in effect at December 31, 2025.
(3)Represents enforceable and legally binding agreements to purchase goods or services based on signed contracts as of December 31, 2025.
Share Repurchases
We repurchased 32.2 million shares of our common stock for $5.6 billion during the year ended December 31, 2025. On February 19, 2025 and February 22, 2023, our board of directors authorized the purchase of up to 60.0 million and 75.0 million shares of our common stock, respectively. These authorizations do not expire. As of December 31, 2025, we had approximately 45.9 million shares remaining under our existing repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Other Transactions
Acquisitions of Businesses
We acquired StoneCastle, TD Merchant Canada, SCG, CardFree, Money Money, Pinch Payments, CCV, and Payfare in 2025 for an aggregate purchase price, including deferred payments, of $856 million, net of $84 million of acquired cash and including earn-out provisions estimated at a fair value of $35 million. We funded these acquisitions by utilizing a combination of available cash and commercial paper. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Other Transactions
In the fourth quarter of 2025, we received cash proceeds of $270 million from the sale of certain investments, which were primarily used to pay down indebtedness and for share repurchases.
In September 2025, we acquired the remaining 49.9% ownership interest, including cash held of $195 million, in AIBMS for $420 million. In April 2025, we acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited for $22 million. We previously held a majority controlling financial interest in each of these consolidated subsidiaries and funded these transactions utilizing a combination of available cash and commercial paper.
In the third quarter of 2024, Wells Fargo provided us with a notice of non-renewal for WFMS. Upon the expiration of the joint venture in April 2025, we received an initial cash payment of $453 million, which was primarily used to pay down indebtedness and for share repurchases. Completion of the contractual valuation and separation process during the third quarter of 2025 did not result in a significant adjustment to the initial cash payment received.
Indebtedness
Our debt consisted of the following at:

	December 31,
(In millions)	2025	2024
Short-term and current maturities of long-term debt:
Foreign lines of credit	$762	$784
Finance lease and other financing obligations	477	326
Total short-term and current maturities of long-term debt	$1,239	$1,110

Long-term debt:
3.850% senior notes due June 2025	$—	$900
2.250% senior notes due July 2025 (British Pound-denominated)	—	661
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	589	521
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	883	—
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	589	521
4.550% senior notes due February 2031	1,000	—
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	942	835
3.000% senior notes due July 2031 (British Pound-denominated)	709	661
3.500% senior notes due June 2032 (Euro-denominated)	912	—
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
5.150% senior notes due August 2034	900	900
5.250% senior notes due August 2035	1,000	—
4.000% senior notes due June 2036 (Euro-denominated)	765	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	326	221
Euro commercial paper notes	839	1,239
Revolving credit facility	188	115
Unamortized discount and deferred financing costs	(169)	(150)
Finance lease and other financing obligations	1,635	656
Total long-term debt	$27,758	$23,730
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

In May 2025, Fiserv Funding Unlimited Company, an indirect wholly owned subsidiary of Fiserv, Inc., completed the public offering and issuance of €2.175 billion of senior notes, comprised of €750 million aggregate principal amount of 2.875% senior notes due in June 2028 (the “2028 notes”), €775 million aggregate principal amount of 3.500% senior notes due in June 2032 (the “2032 notes”) and €650 million aggregate principal amount of 4.000% senior notes due in June 2036 (the “2036 notes”). Fiserv, Inc. has fully and unconditionally guaranteed these notes on a senior unsecured basis. We used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of our commercial paper notes, our 3.850% senior notes due in June 2025 and our 2.250% senior notes due in July 2025.
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
In March 2024, we completed the public offering and issuance of $2.0 billion of senior notes, comprised of $750 million aggregate principal amount of 5.150% senior notes due in March 2027, $500 million aggregate principal amount of 5.350% senior notes due in March 2031 and $750 million aggregate principal amount of 5.450% senior notes due in March 2034. We used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of our commercial paper notes and for share repurchases, and in July 2024, the repayment of a portion of our 2.750% senior notes due in July 2024.
At December 31, 2025, our debt consisted primarily of $24.9 billion of fixed-rate senior notes and $1.2 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion.
At December 31, 2025, the 3.200% senior notes due in July 2026 were classified in the consolidated balance sheet as long-term, as we have the ability to refinance such debt under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at December 31, 2025:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	27.727%	$762
U.S. dollar commercial paper notes	various	3.851%	326
Euro commercial paper notes	various	2.210%	839
Revolving credit facility	August 2030	4.685%	188
Total variable rate debt		11.870%	$2,115
We maintain various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund advances associated with operations in Latin America through our settlement anticipation program. The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at December 31, 2025:

	Weighted-Average Interest Rate	Outstanding Borrowings (In millions)
Argentina	51.559%	$282
Brazil	15.482%	365
Uruguay and Other	7.964%	115
Total	27.727%	$762
Net merchant cash advances, including our Clover Capital and settlement anticipation programs, during 2025 were $636 million. We offer advanced funding of settlement activity associated with operations in Latin America through our settlement anticipation program by utilizing local operating cash and various short-term lines of credit. In the event we are unable to continue to borrow in the local Latin America markets, we may fund future advances with our consolidated cash and cash equivalents and available capacity under our revolving credit facility.
We maintain unsecured U.S. dollar and Euro commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
In August 2025, we entered into a new senior unsecured multicurrency revolving credit facility with substantially the same syndicate of banks that were lenders under our prior revolving credit facility, which we voluntarily terminated and replaced. The new credit facility matures in August 2030 and provides for a maximum aggregate principal amount of availability of $8.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. Outstanding borrowings under the revolving credit facility were $188 million at December 31, 2025. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
During the year ended December 31, 2025, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $399 million in senior unsecured debt at December 31, 2025 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $18 million of aggregate outstanding borrowings on the revolving credit facilities at December 31, 2025. We have guaranteed the debt of the Lending Joint Ventures. We maintained a liability of $12 million at December 31, 2025 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $6 million at December 31, 2025, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so, and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
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

Other
Access to capital markets impacts our cost of capital and our ability to refinance maturing debt and fund future acquisitions. Our ability to access capital on favorable terms depends on a number of factors, including general market conditions, interest rates, credit ratings on our debt securities, perception of our potential future earnings and the market price of our common stock. As of December 31, 2025, we had a corporate credit rating of Baa2 with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”) and BBB with a negative outlook from Standard & Poor’s Ratings Services (“S&P”) on our senior unsecured debt securities. As of December 31, 2025, we had a commercial paper credit rating of P-2 from Moody’s and A-2 from S&P. On November 5, 2025, our corporate credit rating outlook was revised from stable to negative by S&P. We continue to maintain strong liquidity through cash and cash equivalents on hand, and we actively monitor developments to mitigate any potential impact on our capital structure. We continue to target a long-term leverage ratio of 2.5 to 3.0 times our consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses, and certain other adjustments.
The interest rates payable on certain of our senior notes are subject to adjustment from time to time if Moody’s or S&P changes the debt rating applicable to the notes. If the ratings from Moody’s or S&P decrease below investment grade, the per annum interest rates on certain senior notes are subject to increase by up to two percent. In no event will the total increase in the per annum interest rates exceed two percent above the original interest rates, nor will the per annum interest rate be reduced below the original interest rate applicable to the senior notes.
Cash and Cash Equivalents
Investments, exclusive of settlement assets, with original maturities of 90 days or less that are readily convertible to cash are considered to be cash equivalents as reflected within our consolidated balance sheets.
The table below details our cash and cash equivalents held at:

	December 31,
(In millions)	2025	2024
Available	$342	$665
Unavailable (1)	456	571
Total	$798	$1,236
(1)Represents cash associated with: intermediary settlement balances; wholly owned entities subject to regulatory requirements; cash in transit; or cash in our joint ventures that is not available to fund operations outside of the respective entities unless approved by the board of directors of the relevant entity.
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
Interest Rate Risk
In addition to existing cash and cash equivalents balances and cash provided by operating activities, we use a combination of fixed- and variable-rate debt instruments to finance our operations. We are exposed to interest rate risk on certain of these debt obligations. We had fixed- and variable-rate debt, excluding finance leases and other financing obligations, with varying maturities for an aggregate carrying amount of $24.9 billion and $2.1 billion, respectively, at December 31, 2025. Our fixed-rate debt at December 31, 2025 primarily consisted of fixed-rate senior notes with a fair value of $24.3 billion, based on matrix pricing which considers readily observable inputs of comparable securities. The potential change in fair value of our fixed-rate senior notes from a hypothetical 1% change in market interest rates would not alone impact any decisions to repurchase our outstanding fixed-rate debt instruments before their maturity. Our variable-rate debt at December 31, 2025 primarily consisted of outstanding U.S. dollar and Euro commercial paper and borrowings on our variable rate foreign lines of credit. Based on our outstanding debt balances and interest rates at December 31, 2025, a hypothetical 1% increase in market interest rates related to our variable-rate debt would increase annual interest expense by approximately $21 million. This sensitivity analysis assumes the outstanding debt balances at December 31, 2025 and the change in market interest rates is applicable for an entire year.

In connection with processing electronic payments transactions, funds received from subscribers are invested into short-term, highly liquid investments from the time we collect the funds until payments are made to the applicable recipients. Fluctuations in market interest rates affect the interest-related income that we earn on these investments. We also earn interest on intermediary settlement cash balances received from agents, payment networks, bank partners, merchants or direct consumers that we hold on behalf of merchants until the funding becomes due to the merchants or payees. Subscriber funds and intermediary settlement cash balances earning interest averaged $3.6 billion during the year ended December 31, 2025. The interest earned on subscriber funds and intermediary settlement cash is recorded as a component of total revenue in the consolidated statements of income. During the year ended December 31, 2025, a hypothetical 1% decrease in market interest rates would decrease the annual interest-related income by approximately $36 million. This sensitivity analysis uses the average subscriber fund and intermediary settlement cash balances during the year ended December 31, 2025 and assumes the change in market interest rates is applicable for an entire year.
Our risk with regard to interest rate fluctuations is largely mitigated by the offsetting impacts associated with our variable-rate debt and interest earning liquid investments associated with subscriber funds and intermediary settlement cash.
Foreign Currency Risk
We conduct business globally and are exposed to foreign currency risk from changes in the value of underlying monetary assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions. We manage the exposure to these risks through the use of foreign currency forward exchange contracts, fixed-to-fixed cross-currency rate swap contracts and non-derivative net investment hedges. Translation gains and losses from non-U.S. subsidiaries are generally reflected as a component of accumulated other comprehensive loss within shareholders’ equity on the consolidated balance sheets. For subsidiaries located in highly inflationary economies, primarily Argentina, the financial statements are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than in shareholders’ equity. In April 2025, the Argentine government announced economic policy changes, including the removal of certain currency controls, resulting in a significant devaluation of the Argentine Peso. Additionally, the Argentina Peso experienced significant volatility during 2025 due to the recent economic landscape in Argentina. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $158 million and $98 million during the years ended December 31, 2025 and 2024, respectively, which is included within other expense, net in the consolidated statements of income. Gains and losses from foreign currency transactions, included within operating expenses in the consolidated statements of income, were not significant during the years ended December 31, 2025 and 2024. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline.
Our exposure to foreign currency exchange risks generally arise from our international operations to the extent they are conducted in local currency. Approximately 16% of our total revenue was generated internationally in 2025. The major currencies to which our revenues are exposed are the Argentine Peso, Brazilian Real, British Pound, Euro and Indian Rupee.
A strengthening or weakening of the U.S. dollar, relative to the currencies in which our income is denominated, by 10% would not have a material impact on our reported pre-tax income for the years ended December 31, 2025 and 2024.
We maintain forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. At December 31, 2025, the notional amount of these derivatives was $323 million, with a fair value liability of $11 million. In addition, we maintain fixed-to-fixed cross-currency rate swap contracts to hedge a portion of our net investment in certain subsidiaries whose functional currencies are in the Euro, Singapore Dollar and Canadian Dollar. At December 31, 2025, aggregate notional fixed-to-fixed cross-currency rate swaps of 940 million Euros, 828 million Singapore Dollars and 405 million Canadian Dollars were designated as net investment hedges. We also designated certain of our Euro- and British Pound-denominated senior notes and Euro commercial paper notes as net investment hedges to hedge a portion of our net investment in certain subsidiaries whose functional currencies are the Euro and British Pound.

Item 8.  Financial Statements and Supplementary Data

Fiserv, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2025	2024	2023
Revenue:
Processing and services (1)	$16,879	$16,637	$15,630
Product	4,314	3,819	3,463
Total revenue	21,193	20,456	19,093
Expenses:
Cost of processing and services	5,802	5,363	5,332
Cost of product	2,810	2,650	2,338
Selling, general and administrative	6,883	6,564	6,576
Net gain on sale of business and distribution of other assets	(120)	—	(167)
Total expenses	15,375	14,577	14,079
Operating income	5,818	5,879	5,014
Interest expense, net	(1,493)	(1,195)	(976)
Other expense, net	(61)	(178)	(140)
Income before income taxes and income (loss) from investments in unconsolidated affiliates	4,264	4,506	3,898
Income tax provision	(811)	(641)	(754)
Income (loss) from investments in unconsolidated affiliates	37	(685)	(15)
Net income	3,490	3,180	3,129
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	10	49	61
Net income attributable to Fiserv, Inc.	$3,480	$3,131	$3,068

Net income attributable to Fiserv, Inc. per share:
Basic	$6.36	$5.41	$5.02
Diluted	$6.34	$5.38	$4.98

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	547.1	578.7	611.7
Diluted	549.0	582.1	615.9
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $96 million, $137 million and $178 million for the years ended December 31, 2025, 2024 and 2023, respectively (see Note 18).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2025	2024	2023
Net income	$3,490	$3,180	$3,129
Other comprehensive income (loss):
Fair market value adjustment on derivatives	(10)	(13)	14
Reclassification adjustment for net realized losses (gains) on cash flow hedges included in cost of processing and services	7	(3)	4
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	13	14	15
Tax impacts of derivatives	(2)	1	(8)
Unrealized (loss) gain on defined benefit pension plans	3	(117)	7
Realized loss due to settlement of terminated defined benefit pension plans (see Notes 1 and 14)	—	132	—
Tax impacts of defined benefit pension plans	(1)	(5)	(2)
Foreign currency translation	378	(607)	288
Reclassification adjustment for accumulated foreign currency translation impacts from the sale of foreign entities included in net gain on sale of business	—	—	10
Tax impacts of foreign currency translation	138	(66)	68
Total other comprehensive income (loss)	526	(664)	396
Comprehensive income	$4,016	$2,516	$3,525
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	10	49	61
Less: other comprehensive income (loss) attributable to noncontrolling interests	97	(34)	(10)
Comprehensive income attributable to Fiserv, Inc.	$3,909	$2,501	$3,474

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets

	December 31,
(In millions)	2025	2024
Assets
Cash and cash equivalents	$798	$1,236
Trade accounts receivable, less allowance for doubtful accounts	3,981	3,725
Prepaid expenses and other current assets	3,396	3,087
Settlement assets	16,479	15,429
Total current assets	24,654	23,477
Property and equipment, net	3,084	2,374
Customer relationships, net	5,093	5,868
Other intangible assets, net	5,068	4,072
Goodwill	37,703	36,584
Contract costs, net	1,039	996
Investments in unconsolidated affiliates	1,046	1,506
Other long-term assets	2,446	2,299
Total assets	$80,133	$77,176
Liabilities and Equity
Accounts payable and other current liabilities	$5,307	$4,799
Short-term and current maturities of long-term debt	1,239	1,110
Contract liabilities	865	819
Settlement obligations	16,479	15,429
Total current liabilities	23,890	22,157
Long-term debt	27,758	23,730
Deferred income taxes	1,478	2,477
Long-term contract liabilities	259	263
Other long-term liabilities	939	863
Total liabilities	54,324	49,490
Commitments and Contingencies (see Note 17)
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,260	23,080
Accumulated other comprehensive loss	(984)	(1,413)
Retained earnings	27,055	23,575
Treasury stock, at cost, 250 million and 220 million shares, respectively	(23,547)	(18,182)
Total Fiserv, Inc. shareholders’ equity	25,792	27,068
Noncontrolling interests	17	618
Total equity	25,809	27,686
Total liabilities and equity	$80,133	$77,176

See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Equity

	Fiserv, Inc. Shareholders’ Equity

	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	784	154	$8	$23,011	$(1,189)	$17,376	$(8,378)	$699	$31,527
Net income (1)						3,068		35	3,103
Distributions paid to noncontrolling interests (2)								(8)	(8)
Acquisition of noncontrolling interest of consolidated subsidiary (3)				6				(65)	(59)
Other comprehensive income (loss)					406			(10)	396
Share-based compensation				342					342
Shares issued under stock plans		(4)		(256)			207		(49)
Purchases of treasury stock		40					(4,744)		(4,744)
Balance at December 31, 2023	784	190	8	23,103	(783)	20,444	(12,915)	651	30,508
Net income (1)						3,131		36	3,167
Distributions paid to noncontrolling interests (2)								(35)	(35)
Change in estimated redemption value of redeemable noncontrolling interest (see Note 13)				66					66
Other comprehensive loss					(630)			(34)	(664)
Share-based compensation				367					367
Shares issued under stock plans		(4)		(456)			282		(174)
Purchases of treasury stock		34					(5,549)		(5,549)
Balance at December 31, 2024	784	220	8	23,080	(1,413)	23,575	(18,182)	618	27,686
Net income						3,480		10	3,490
Distributions paid to noncontrolling interests								(10)	(10)
Other comprehensive income					429			97	526
Share-based compensation				357					357
Shares issued under stock plans		(2)		(472)			236		(236)
Purchases of treasury stock		32					(5,601)		(5,601)
Capital contribution from noncontrolling interest								5	5
Acquisition of noncontrolling interests of consolidated subsidiaries (4)				295				(703)	(408)
Balance at December 31, 2025	784	250	$8	$23,260	$(984)	$27,055	$(23,547)	$17	$25,809

(1)The total net income presented in the consolidated statements of equity for the years ended December 31, 2024 and 2023 is different than the amount presented in the consolidated statements of income due to the net income attributable to a redeemable noncontrolling interest of $13 million and $26 million, respectively, not included in equity.
(2)The total distributions presented in the consolidated statements of equity for the years ended December 31, 2024 and 2023 exclude $13 million and $26 million, respectively, in distributions paid to a redeemable noncontrolling interest not included in equity.
(3)The Company acquired the remaining 49% ownership interest in European Merchant Services B.V., a Netherlands-based merchant acceptance business, during the year ended December 31, 2023. The Company previously held a majority controlling financial interest in this consolidated subsidiary.
(4)The Company acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, an India-based merchant acceptance business, and the remaining 49.9% ownership interest in AIB Merchant Services (“AIBMS”), an Ireland-based payment solutions provider, during the year ended December 31, 2025. The Company previously held a majority controlling financial interest in each of these consolidated subsidiaries (see Note 4).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$3,490	$3,180	$3,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,857	1,672	1,479
Amortization of acquisition-related intangible assets	1,304	1,423	1,642
Amortization of financing costs and debt discounts	46	43	41
Share-based compensation	357	367	342
Deferred income taxes	(942)	(662)	(511)
Net gain on sale of business and distribution of other assets	(120)	—	(167)
Gain on sale of investments	(74)	—	—
(Income) loss from investments in unconsolidated affiliates	(37)	685	15
Distributions from unconsolidated affiliates	44	39	55
Non-cash settlement charge for terminated pension plans	—	147	—
Non-cash foreign currency exchange losses	159	92	76
Other operating activities	(13)	(17)	(27)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	(123)	(169)	23
Prepaid expenses and other assets	(528)	(398)	(790)
Contract costs	(252)	(267)	(246)
Accounts payable and other liabilities	878	426	(54)
Contract liabilities	16	70	155
Net cash provided by operating activities	6,062	6,631	5,162
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(1,763)	(1,569)	(1,388)
Net proceeds from sale of business and other assets	—	—	234
Merchant cash advances, including Clover Capital program	(1,129)	—	—
Repayment of merchant cash advances, including Clover Capital program	1,018	—	—
Settlement anticipation cash advances, net	(525)	(801)	—
Payments for acquisition of businesses, net of cash acquired	(820)	—	(13)
Distributions from unconsolidated affiliates	42	60	136
Purchases of investments	(81)	(155)	(39)
Proceeds from sale of investments	756	61	5
Other investing activities	(18)	—	(3)
Net cash used in investing activities	(2,520)	(2,404)	(1,068)
Cash flows from financing activities:
Debt proceeds	6,504	6,783	5,567
Debt repayments	(3,955)	(5,396)	(3,015)
Net (repayments of) borrowings from commercial paper and short-term borrowings	(370)	278	(1,456)
Payments of debt financing costs	(20)	(28)	(38)
Proceeds from issuance of treasury stock	62	97	101
Purchases of treasury stock, including employee shares withheld for tax obligations	(5,899)	(5,837)	(4,827)
Settlement activity, net	222	—	(527)
Distributions paid to noncontrolling interests and redeemable noncontrolling interest	(10)	(55)	(34)
Payments to acquire noncontrolling interests of consolidated subsidiaries	(436)	—	(56)
Payments of acquisition-related contingent consideration	—	(3)	(35)
Settlement of derivative contracts	65	—	—
Other financing activities	5	(4)	(36)
Net cash used in financing activities	(3,832)	(4,165)	(4,356)
Effect of exchange rate changes on cash and cash equivalents	99	(32)	33
Net change in cash and cash equivalents	(191)	30	(229)
Cash and cash equivalents, beginning balance	2,993	2,963	3,192
Cash and cash equivalents, ending balance	$2,802	$2,993	$2,963
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Description of the Business
Fiserv, Inc. and its subsidiaries (collectively, the “Company”) is a leading global provider of payments and financial services technology solutions, serving clients around the globe, including merchants, banks, credit unions, other financial institutions, corporate and public sector clients. The Company provides account processing and digital banking solutions; card issuer processing and network services; payments; e-commerce; merchant acquiring and processing; and the Clover® cloud-based point-of-sale (“POS”) and business management platform. The Company’s reportable segments are Merchant Solutions (“Merchant”) and Financial Solutions (“Financial”).
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
Noncontrolling interests in entities of which the Company maintains a majority controlling financial interest represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of income include net income (loss) attributable to noncontrolling interests and, in 2024 and 2023, a redeemable noncontrolling interest. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets. Additional information regarding the Company’s redeemable noncontrolling interest is included in Note 13 to the consolidated financial statements.
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

The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

	December 31,
(In millions)	2025	2024	2023
Cash and cash equivalents on the consolidated balance sheets	$798	$1,236	$1,204
Cash and cash equivalents included in settlement assets (see Note 5)	1,978	1,756	1,756
Restricted cash	26	1	3
Total cash and cash equivalents on the consolidated statements of cash flows	$2,802	$2,993	$2,963
Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $84 million and $71 million at December 31, 2025 and 2024, respectively.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(In millions)	2025	2024
Prepaid maintenance, postage and insurance	$334	$216
Other prepaid expenses	269	188
Total prepaid expenses (1)	603	404
Income tax receivables (2)	148	501
Net merchant cash advances, including Clover Capital program	564	381
Settlement anticipation cash advances	1,223	1,101
Other current assets	858	700
Total other current assets	2,793	2,683
Total prepaid expenses and other current assets	$3,396	$3,087
(1)Prepaid expenses represent advance payments for goods and services to be consumed in the future.
(2)Includes receivables associated with transferable federal tax credits (see Note 16).

The Company offers merchants advance access to capital, primarily through its Clover Capital program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under its merchant cash advance programs, including Clover Capital, were $598 million and $397 million at December 31, 2025 and 2024, respectively. The Company maintained a reserve of $34 million and $16 million at December 31, 2025 and 2024, respectively, based on an estimate of uncollectible amounts. For the year ended December 31, 2025, merchant cash advances, which are generally collected over a period of six to twelve months, are presented on a gross basis within investing activities in the consolidated statement of cash flows. For the year ended December 31, 2024, merchant cash advances were presented on a net basis, along with settlement anticipation cash advances as described below, within investing activities in the consolidated statement of cash flows.
The Company also offers merchants within its international operations advance access to capital through its settlement anticipation program. Under this program, the Company provides merchants the opportunity to receive settlement cash payments in advance in exchange for their receivables from card issuers, including when cardholders have elected to pay over time in installments. These local currency denominated arrangements are primarily associated with the Company’s operations in Latin America, the most significant of which are denominated in Argentine Peso and Brazilian Real. Settlement anticipation cash advances, the majority of which are collected within 30 days, are presented on a net basis within investing activities in the consolidated statements of cash flows.
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
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The amount of merchant collateral available to the Company was $588 million and $598 million at December 31, 2025 and 2024, respectively. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $128 million, $108 million and $80 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchant payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and other current liabilities in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $46 million and $40 million at December 31, 2025 and 2024, respectively.

Property and Equipment
Property and equipment is reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable.
Property and equipment consisted of the following:

		December 31,
(In millions)	Estimated Useful Lives	2025	2024
Land	—	$44	$44
Data processing equipment	3 to 5 years	4,812	3,789
Buildings and leasehold improvements	5 to 40 years	865	845
Furniture and equipment	5 to 8 years	417	394
		6,138	5,072
Less: Accumulated depreciation		(3,054)	(2,698)
Total		$3,084	$2,374
Depreciation expense for all property and equipment totaled $669 million, $589 million and $566 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company continually develops, maintains and enhances its products and systems. Product development expenditures represented approximately 7%, 6% and 7% of the Company’s total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Routine maintenance of software products, design costs and other development costs incurred prior to the establishment of a product’s technological feasibility are also expensed as incurred. Costs are capitalized commencing when the technological feasibility of the software has been established.
Capitalized software development costs represent the capitalization of certain costs incurred to develop new software or to enhance existing software which is marketed externally or utilized by the Company to process client transactions. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally five years.
The Company may, at its discretion, negotiate to pay an independent sales organization (“ISO”) an agreed-upon up-front amount in exchange for the ISO’s surrender of its right to receive commission payments from the Company related to future transactions of merchants referred by the ISO (“residual buyout”). The Company may also obtain residual buyouts as part of acquired businesses. The amount that the Company pays for these residual buyouts is capitalized and subsequently amortized using the straight-line method over the expected life of the merchant portfolios, generally five to nine years. Additional information regarding the Company’s identifiable intangible assets is included in Note 6 to the consolidated financial statements.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s operating segments. When assessing goodwill for impairment, the Company considers (i) the prior year’s amount of excess fair value over the carrying value of each reporting unit, (ii) the period of time since a reporting unit’s last quantitative test, (iii) the extent a reorganization or disposition changes the composition of one or more of the reporting units and (iv) other prevailing factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting units is less than their respective carrying values. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry and other events specific to its reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test by comparing reporting unit carrying values to estimated fair values.
During its annual impairment assessment as of October 1, 2025, the Company performed a quantitative test for each of its reporting units and determined that its goodwill was not impaired as the estimated fair values exceeded the respective carrying values for each of the Company’s reporting units. Subsequently, the Company determined that a triggering event occurred during the fourth quarter of 2025 due to a sustained decline in its stock price, and therefore performed an additional quantitative goodwill impairment test of all reporting units as of December 31, 2025. The Company determined that its goodwill was not impaired as of December 31, 2025 as the estimated fair values exceeded the respective carrying values for each of the Company’s reporting units. However, it is reasonably possible that future developments related to the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; sustained decreases in the Company’s stock price; or significant changes in the composition of, or assumptions used in, the quantitative test for certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment in subsequent periods. There is no accumulated goodwill impairment for the Company through December 31, 2025. Additional information regarding the Company’s goodwill is included in Note 7 to the consolidated financial statements.
Asset Impairment
The Company reviews property and equipment, ROU assets, intangible assets and its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reviews capitalized software development costs for impairment at each reporting date. In connection with the goodwill impairment assessment triggering event in the fourth quarter of 2025 as described above, the Company performed an additional test of the recoverability of its aforementioned assets and determined no impairment as of December 31, 2025.
Recoverability of property and equipment, lease ROU assets, capitalized software development costs and other intangible assets is assessed by comparing the carrying amount of the asset group to either the undiscounted future cash flows expected to be generated by the asset group or the net realizable value of the asset group, depending on the type of asset group. The Company assesses lease ROU assets that are exited in advance of the non-cancellable lease terms by comparing the carrying values of the lease ROU assets to the discounted cash flows from estimated sublease payments. The Company’s investments in unconsolidated affiliates are assessed by comparing the carrying amount of the investments to their estimated fair values and are impaired if any decline in fair value is determined to be other-than-temporary. Measurement of any impairment loss is based on estimated fair value. The estimated fair values of the Company’s investments in unconsolidated merchant alliances assume a continuation beyond the existing contractual term; however, a renewal of certain of the merchant alliance agreements beyond the current contractual term is not solely within the Company’s control. Additional information regarding the Company’s investments in unconsolidated affiliates is included in Note 8 to the consolidated financial statements.
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
Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following:

	December 31,
(In millions)	2025	2024
Trade accounts payable	$797	$511
Client deposits	988	985
Transferable federal tax credits (see Note 16)	801	866
Accrued compensation and benefits	299	296
Accrued taxes	368	261
Accrued interest	417	335
Accrued payment network fees	297	253
Operating lease liabilities	126	116
Accrued professional fees	161	102
Obligation to purchase redeemable noncontrolling interest (see Note 13)	—	95
Other accrued expenses	1,053	979
Total	$5,307	$4,799
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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange losses of $158 million, $98 million and $164 million during the years ended December 31, 2025, 2024 and 2023, respectively, which is included within other expense, net in the consolidated statements of income.
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
Employee Benefit Plans
Defined Contribution Plans
The Company and its subsidiaries maintain defined contribution savings plans covering the majority of its employees. Under the plans, eligible participants may elect to contribute a specified percentage of their salaries and the Company makes matching contributions, each subject to certain limitations. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, company matching and discretionary company contributions. Company matching contributions are 100% on the first 1% contributed and 50% on the next 4% contributed for eligible participants. Expenses for company contributions under these plans totaled $77 million, $81 million, and $78 million for the years ended December 31, 2025, 2024 and 2023, respectively. Effective January 1, 2026, Company matching contributions were increased to 100% on the first 2% contributed and 50% on the next 4% contributed for eligible participants.
Defined Benefit Pension Plans
The Company maintained frozen noncontributory defined benefit pension plans covering certain of its employees in the U.S. and United Kingdom (“U.K.”), which were terminated in September 2023. In March 2024, the Company entered into a group annuity insurance contract to provide for the administration of future payments to eligible plan participants of the terminated U.K. plan. In connection with the buy-in of this insurance policy, the plan’s projected benefit obligation was remeasured in the first quarter of 2024 to the value of the group annuity insurance contract, resulting in an unrecognized loss, net of tax, of $63 million recorded in accumulated other comprehensive loss within the consolidated balance sheet.
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

Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Year Ended December 31,
(In millions)	2025	2024	2023
Interest expense	$(1,531)	$(1,238)	$(1,004)
Interest income	38	43	28
Interest expense, net	$(1,493)	$(1,195)	$(976)
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
Liabilities are established for unrecognized tax benefits, attributable to differences between a tax position taken or expected to be taken in a tax return and the benefit recognized in the financial statements. In establishing a liability for an unrecognized tax benefit, assumptions are made in determining whether, and the extent to which, a tax position will be sustained. A tax position is recognized only when it is more likely than not to be sustained upon examination by the relevant taxing authority, based on its technical merits. The amount of tax benefit recognized reflects the largest benefit the Company believes is more likely than not to be realized upon ultimate settlement. As additional information becomes available, the liability for unrecognized tax benefits is reevaluated and adjusted, as appropriate. Tax benefits ultimately realized can differ from amounts previously recognized due to uncertainties, with any such differences generally impacting the provision for income tax. Additional information regarding the Company’s income taxes is included in Note 16 to the consolidated financial statements.
Net Income Per Share
Net income per share attributable to Fiserv, Inc. in each year is calculated using actual, unrounded amounts. Basic net income per share is computed by dividing net income attributable to Fiserv, Inc. by the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income attributable to Fiserv, Inc. by the weighted-average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents consist of unvested restricted stock units, unvested restricted stock awards and outstanding stock options, and are computed using the treasury stock method. In 2025, restricted stock units for 1.0 million shares were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. In 2024 and 2023, restricted stock units excluded from the calculation of weighted-average outstanding shares - diluted were not significant.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share – basic	547.1	578.7	611.7
Common stock equivalents	1.9	3.4	4.2
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share – diluted	549.0	582.1	615.9

Supplemental Cash Flow Information
Supplemental cash flow information consisted of the following:

	Year Ended December 31,
(In millions)	2025	2024	2023
Interest paid	$1,408	$1,153	$879
Net income taxes paid, including transferable federal tax credits	1,369	1,169	1,219
Treasury stock purchases settled after the balance sheet date	—	—	29
Software and other intangible assets obtained under financing arrangements	578	151	188
Hardware obtained under financing arrangements	202	—	—
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) - Improvement to Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. ASU 2023-09 requires entities to consistently categorize and provide greater disaggregation of information within the income tax reconciliation to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective and statutory tax rates. For public entities, the provisions within ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and for interim periods of fiscal years beginning after December 15, 2025. The Company adopted ASU 2023-09 effective for the year ended December 31, 2025, with prospective application. Additional information regarding the Company’s income tax rate reconciliations, including the application of the provisions of ASU 2023-09 for the year ended December 31, 2025, is included in Note 16 to the consolidated financial statements.
Recently Issued Accounting Pronouncements
In 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which is intended to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 includes targeted improvements, primarily related to cash flow hedging, involving expanded eligibility for grouping individual forecasted transactions with similar risk exposure; the addition of an alternative model for the application of hedge accounting to cash flow hedges of interest payments on choose-your-rate debt instruments; the ability to designate a variable price component of a forecasted purchase or sale of a nonfinancial asset; and refines the guidance for net written options as hedging instruments and for a dual hedge strategy involving foreign currency denominated debt. For public entities, the provisions within ASU 2025-09 are effective for fiscal years beginning after December 15, 2026, and for interim reporting periods within those fiscal years. The provisions within ASU 2025-09 are required to be applied prospectively. The Company is currently assessing the impact the adoption of ASU 2025-09 may have on its consolidated financial statements and disclosures.
In 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses on current trade receivables and contract assets by assuming that current conditions persist over the life of these assets. For all entities, the provisions within ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. The provisions within ASU 2025-05 are required to be applied prospectively. The Company is currently assessing the impact the adoption of ASU 2025-05 may have on its consolidated financial statements and disclosures.
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
In 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which amends Topic 832 to provide specific guidance on the recognition, measurement, presentation and disclosure of government grants received by business entities, including both monetary and certain non-monetary grants. For public entities, the provisions within ASU 2025-10 are effective for annual and interim periods beginning after December 15, 2028, with early adoption permitted. The provisions within ASU 2025-10 can be applied either on a modified prospective, modified retrospective, or on a retrospective approach through a cumulative-effect adjustment. The Company is currently assessing the impact the adoption of ASU 2025-10 will have on its consolidated financial statements and disclosures.
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
Nature of Goods and Services
The Company’s operations are comprised of the Merchant and the Financial reportable segments (see Note 19). The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Processing and Services
Processing and services revenue is generated from account- and transaction-based fees for merchant transaction processing and acquiring, electronic billing and payment services, electronic funds transfer and debit/credit processing services; consulting and professional services; merchant cash advances; and software maintenance for ongoing client support.
The Company recognizes processing and services revenue in the period in which the specific service is performed unless such service is not deemed distinct from other goods or services in which revenue would then be recognized as control is transferred of the combined goods and services. The Company’s arrangements for processing and services typically consist of an obligation to provide specific services to its customers on a when and if needed basis (a stand-ready performance obligation) and revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer. These services are typically provided under a fixed or declining (tier-based) price per unit based on volume of service; however, pricing for services may also be based on fixed or monthly minimum processing fees. Fees for the Company’s processing and services arrangements are typically billed and paid on a monthly basis.
Product
Product revenue is generated from print and card production, software license, data and analytics, and hardware (primarily POS devices) sales.
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
The Company maintains substantial volumes of payment and transaction data, providing insights into business and consumer activity. The Company accounts for the sales of distinct data and analytics as a separate performance obligation and recognizes the revenue at its standalone selling price when the customer obtains control of the analytical data.
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
In certain instances, the Company may offer extended payment terms beyond one year. To the extent a significant financing component exists, it is calculated as the difference between the promised consideration and the present value of the product fees utilizing a discount rate reflective of a separate financing transaction, and is recognized as interest income over the extended payment period. The present value of the product fees is recognized as revenue at the point in time when the product is transferred to the customer.
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
Determination of Transaction Price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. The Company includes any fixed charges within its contracts as part of the total transaction price. To the extent that variable consideration is not constrained, the Company includes an estimate of the variable amount, as appropriate, within the total transaction price and updates its assumptions over the duration of the contract.

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
Disaggregation of Revenue
The table below presents the Company’s revenue disaggregated by business line and includes a reconciliation with its reportable segments. The Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned in the U.S., with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 16% of total revenue for the year ended December 31, 2025, and approximately 15% of total revenue for each of the years ended December 31, 2024 and 2023.

(In millions)	Year Ended December 31,
Revenue by Business Line	2025	2024	2023
Small Business	$6,795	$6,357	$5,664
Enterprise	2,256	2,163	1,933
Processing	1,089	1,111	1,125
Total Merchant Solutions segment revenue	$10,140	$9,631	$8,722
Digital Payments	$3,945	$3,869	$3,655
Issuing	3,284	3,112	3,011
Banking	2,435	2,496	2,435
Total Financial Solutions segment revenue	$9,664	$9,477	$9,101
Corporate and Other	$1,389	$1,348	$1,270
Total Revenue (1)	$21,193	$20,456	$19,093
(1)Total revenue includes $1.5 billion, $1.2 billion and $1.1 billion for the years ended December 31, 2025, 2024 and 2023, respectively, which represent revenue recognized outside the scope of ASC 606. Such revenue primarily consists of interest-related income earned on merchant and settlement anticipation cash advances, on short-term investments of subscriber funds and intermediary settlement cash balances, and lease income associated with POS terminal equipment.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31,
(In millions)	2025	2024	2023
Contract assets	$885	$832	$754
Contract liabilities	1,124	1,082	1,011
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
During the years ended December 31, 2025 and 2024, contract assets increased primarily due to customer discounts (contract incentives) and contract liabilities increased primarily due to customer prepaid maintenance and deferred conversion/implementation revenue associated with long-term contracts obtained during the respective year. The Company recognized $819 million and $761 million of revenue during the years ended December 31, 2025 and 2024, respectively, that was included in the contract liabilities balance at the beginning of the year.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at December 31, 2025:

(In millions)
Year Ending December 31,
2026	$2,537
2027	1,952
2028	1,411
2029	842
Thereafter	826
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
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist of sales commissions incurred only if a contract is obtained, and customer conversion or implementation related costs. Capitalized sales commissions and conversion or implementation costs were as follows:

	December 31,
(In millions)	2025	2024
Capitalized sales commissions	$481	$483
Capitalized conversion or implementation costs	558	513

Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. The amortization of capitalized sales commissions is included in selling, general and administrative expenses and the amortization of capitalized conversion or implementation costs within cost of processing and services. Amortization totaled $228 million, $221 million and $195 million during the years ended December 31, 2025, 2024 and 2023, respectively. Impairment losses recognized during the years ended December 31, 2025, 2024 and 2023 related to capitalized contract costs were not significant.
4. Acquisitions, Dispositions and Other Transactions
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
Acquisitions of Businesses
Acquisition of StoneCastle
On December 17, 2025, the Company acquired StoneCastle Cash Management, LLC, INDX Processing, LLC and StoneCastle Trust Co. (collectively, “StoneCastle”), a provider of deposit funding solutions, for $415 million, net of $4 million of acquired cash. StoneCastle is included within the Financial segment and provides its network of depository institutions easy access to stable, cost efficient deposit funding.
The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets of approximately $165 million, primarily acquired software and technology with an estimated useful life of 7 years, approximately $247 million of goodwill and $7 million of other net assets, including acquired cash. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, which is expected to be deductible for tax purposes, is primarily attributed to the anticipated value created by enabling the Company to offer technology-enabled deposit funding solutions to both its financial institution customers and merchant acquiring enterprise clients.
Acquisition of CCV
On March 18, 2025, the Company acquired CCV Group B.V. (“CCV”), a Netherlands-based supplier of POS payment solutions, for $219 million, net of $34 million of acquired cash. CCV is included within the Merchant segment and expands the Company’s network of payment solutions.
The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets, including customer relationships of approximately $118 million with an estimated useful life of 8 years, acquired software and technology of approximately $2 million with an estimated useful life of 1 year and an acquired trademark of approximately $4 million with an estimated useful life of 2 years; approximately $106 million of goodwill; and $23 million of other net assets, including acquired cash. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by enabling the Company’s ability to accelerate the deployment of its Clover® POS and business management platform, providing enhanced capabilities and innovation to an expansive combined merchant and partner base across Europe.
Acquisition of Payfare
On March 2, 2025, the Company acquired Payfare, Inc. (“Payfare”), a Canada-based provider of program management solutions powering instant access to earnings and banking solutions for workforces, for a purchase price of $95 million, net of $46 million of acquired cash. Payfare is included within the Financial segment and expands the Company’s embedded finance capabilities.
The allocation of purchase price resulted in the recognition of identifiable intangible assets, including acquired software and technology of $22 million with a useful life of 7 years and customer relationships of $14 million with a useful life of 14 years; $56 million of goodwill; and $49 million of other net assets, including acquired cash. The allocation of the purchase price was finalized in the fourth quarter of 2025. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by further enhancing the Company’s finance solutions in embedded banking, payments and lending for large enterprises and financial institutions.

Other Acquisitions
On October 1, 2025, the Company acquired a portion of The Toronto-Dominion Bank’s merchant processing business in Canada (“TD Merchant Canada”). TD Merchant Canada is included within the Merchant segment and expands the footprint of the Company’s Clover® platform. On September 25, 2025, the Company acquired the Smith Consulting Group, LLC business (“SCG”), an operational consulting service utilized by community banks and credit unions across the U.S. SCG is included within the Financial segment and supports the Company’s ability to provide consultative engagement to enhance community banks’ and credit unions’ strategic investments. On September 4, 2025, the Company acquired CardFree Inc. (“CardFree”), an all-in-one platform delivering integrated order, payment and loyalty solutions for merchants. CardFree is included within the Merchant segment and further expands the capabilities of the Company’s Clover platform across the hospitality, restaurant and lodging industries. On June 4, 2025, the Company acquired Money Money Serviços Financeiros S.A. (“Money Money”), a Brazil-based provider of risk analysis and credit decisioning solutions. Money Money is included within the Merchant segment and expands the Company’s payment and financial service capabilities, enabling access to working capital and other payment solutions for small and medium-sized businesses. On April 4, 2025, the Company acquired Pinch Payments NZ Limited (together with Zootive Pty Ltd, “Pinch Payments”), an Australia-based payment facilitator. Pinch Payments is included within the Merchant segment and expands the Company’s flexible payment services for its partners and clients, and presence within the Asia-Pacific region.
The Company acquired these businesses for an aggregate purchase price, including deferred payments, of $127 million, including earn-out provisions estimated at a fair value of $35 million (see Note 10). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets, including software and technology of approximately $31 million with a weighted average useful life of 7 years and customer relationships of approximately $18 million with an estimated useful life of 10 years; approximately $73 million of goodwill; and $5 million of other net assets. The purchase price allocations for Money Money and Pinch Payments were finalized in the third quarter of 2025 and for SCG was finalized in the fourth quarter of 2025. The purchase price allocations for TD Merchant Canada and CardFree are preliminary and are subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill for these acquisitions is primarily attributed to the anticipated value created by expanding the reach of the Company’s Clover POS and business management platform and further enabling the Company’s payment solutions, financial service capabilities and advisory services for financial institutions. For tax purposes, goodwill related to the SCG and TD Merchant Canada acquisitions is deductible; however, goodwill related to the Money Money, Pinch Payments and CardFree acquisitions is not deductible.
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
Disposition of Business
Disposition of Financial Reconciliation Business
On July 25, 2023, the Company sold its financial reconciliation business, which was reported within the Financial segment, for cash proceeds of $235 million. The Company recognized a pre-tax gain of $172 million on the sale, recorded within net gain on sale of business and distribution of other assets, with a related tax expense of $48 million recorded within the income tax provision, in the consolidated statement of income for the year ended December 31, 2023. The pre-tax gain was comprised of the difference between the consideration received and the net carrying amount of the business, including $38 million of allocated goodwill; $15 million of other net assets, primarily consisting of trade accounts receivable and capitalized software; and $10 million of accumulated foreign currency translation losses which were reclassified from accumulated other comprehensive loss.
Other Transactions
On September 5, 2025, the Company acquired the remaining 49.9% ownership interest, including cash held of $195 million, in AIBMS, an Ireland-based payments solution provider, for $420 million. On April 17, 2025, the Company acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, an India-based merchant acceptance business, for $22 million. The Company previously held a majority controlling financial interest in each of these subsidiaries, which continue to be consolidated and reported within the Merchant segment.

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
The principal components of the Company’s settlement assets were as follows:

	December 31,
(In millions)	2025	2024
Settlement assets
Cash and cash equivalents	$1,978	$1,756
Receivables	14,501	13,673
Total settlement assets	$16,479	$15,429
6. Intangible Assets
Identifiable intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(In millions)
December 31, 2025
Customer relationships	$14,773	$9,680	$5,093
Acquired software and technology	2,150	1,356	794
Trade names	633	458	175
Purchased software	1,397	441	956
Capitalized software and other intangibles	5,040	1,897	3,143
Total	$23,993	$13,832	$10,161

December 31, 2024
Customer relationships	$14,488	$8,620	$5,868
Acquired software and technology	1,935	1,159	776
Trade names	635	410	225
Purchased software	1,019	517	502
Capitalized software and other intangibles	3,974	1,405	2,569
Total	$22,051	$12,111	$9,940
Gross software development costs capitalized for new products and enhancements to existing products totaled $1.1 billion, $942 million and $870 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense associated with the above identifiable intangible assets was $2.3 billion for each of the years ended December 31, 2025 and 2024 and $2.4 billion for the year ended December 31, 2023.

The Company estimates that annual amortization expense with respect to intangible assets recorded at December 31, 2025 will be as follows:

(In millions)
Year Ending December 31,
2026	$2,359
2027	2,086
2028	1,696
2029	1,276
2030	869
Thereafter	1,875
Total	$10,161
7. Goodwill
The following table presents changes in goodwill during the years ended December 31, 2025 and 2024.

	Reportable Segments
(In millions)	Acceptance	Fintech	Payments	Merchant	Financial	Total
Goodwill - December 31, 2023	$21,568	$2,666	$12,971	$—	$—	$37,205
Reallocation (1)	(21,568)	(2,666)	(12,971)	22,850	14,355	—
Foreign currency translation	—	—	—	(509)	(112)	(621)
Goodwill - December 31, 2024	—	—	—	22,341	14,243	36,584
Acquisitions	—	—	—	255	227	482
Foreign currency translation	—	—	—	510	127	637
Goodwill - December 31, 2025	$—	$—	$—	$23,106	$14,597	$37,703
(1)Effective in the first quarter of 2024, the Company realigned its reportable segments to correspond with changes in its business designed to further enhance operational performance in the delivery of its integrated portfolio of products and solutions to its financial institution clients. This represents the reallocation of goodwill as a result of the segment realignment.
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
Merchant Alliances
The Company maintains ownership interests in certain merchant alliances. A merchant alliance is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the merchant alliance and charges fees to the alliance based on contractual pricing (see Note 18). The Company’s investment in its merchant alliances was $736 million and $1.2 billion at December 31, 2025 and 2024, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
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
During the year ended December 31, 2024, the Company recorded a $595 million non-cash impairment as a result of an other-than-temporary decline in the fair value of its equity method investment in WFMS within income (loss) from investments in unconsolidated affiliates, with the related tax benefit of $129 million recorded through the income tax provision, in the consolidated statement of income. The Company recorded an initial pre-tax impairment charge of $570 million in the third quarter of 2024 based upon the Company’s estimate of the fair value of its portion of WFMS, and an additional $25 million pre-tax impairment charge in the fourth quarter of 2024 based upon the expected cash payment described above. An additional $4 million pre-tax impairment charge was recorded during the year ended December 31, 2025 upon completion of the contractual valuation and separation process.
Other Equity Method Investments
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC (“Sagent”) and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. The Company’s net investment in the Lending Joint Ventures was $88 million and $49 million at December 31, 2025 and 2024, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets. In addition, the Company maintains other strategic investments accounted for under the equity method. The Company’s aggregate investment in such entities was $208 million and $218 million at December 31, 2025 and 2024, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $399 million in senior unsecured debt at December 31, 2025 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $18 million of aggregate outstanding borrowings on the revolving credit facilities at December 31, 2025. The Company has guaranteed the debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations (see Note 10).
The Company classifies distributions from its investments accounted for using the equity method in the consolidated statements of cash flows using the cumulative earnings approach. Under this approach, distributions received from unconsolidated affiliates are classified as cash flows from operating activities to the extent that the cumulative distributions do not exceed the cumulative earnings on the investment. To the extent the current period distribution exceeds the cumulative earnings on the investment, the distribution is considered a return of investment and is classified as cash flows from investing activities. The Company received cash distributions from unconsolidated affiliates of $86 million, $99 million and $191 million, of which $42 million, $60 million and $136 million were recorded as cash flows from investing activities in the Company’s consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the Company recorded net pre-tax gains of $37 million, primarily related to the sale of an equity method investment, within income (loss) from investments in unconsolidated affiliates in the consolidated statement of income.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $126 million and $250 million at December 31, 2025 and 2024, respectively, and are primarily included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other expense, net in the consolidated statements of income for the period. Adjustments made for observable price changes to the values recorded for certain equity securities and net gains from sales of equity securities were, in aggregate, $82 million and $29 million during the years ended December 31, 2025 and 2024, respectively. The Company received cash proceeds of $210 million from the sale of certain investments in the fourth quarter of 2025, which were included in proceeds from sale of investments within investing activities in the consolidated statement of cash flows. Adjustments made for observable price changes to the values recorded for certain equity securities and net gains from sales of equity securities were not significant during the year ended December 31, 2023.
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
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $323 million and $481 million at December 31, 2025 and 2024, respectively. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2025, the Company estimates that it will recognize losses of approximately $10 million in cost of processing and services during the next 12 months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. In 2019, concurrent with the issuance of U.S dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $88 million and $101 million at December 31, 2025 and 2024, respectively. Based on the amounts recorded in accumulated other comprehensive loss at December 31, 2025, the Company estimates that it will recognize approximately $13 million in net interest expense during the next 12 months related to settled interest rate hedge contracts.
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
The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

	December 31,
(In millions)	2025	2024
Currency
Euros	940	600
Singapore Dollars	828	841
Canadian Dollars	405	259
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
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cross-currency rate swap contracts	$(85)	$32	$(29)
Foreign currency-denominated debt	(328)	166	(177)

The Company recorded income tax impacts of $138 million, $(66) million and $68 million for the years ended December 31, 2025, 2024 and 2023, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes and fixed-to-fixed cross-currency rate swap contracts.
Fair Value Hedges
The Company previously maintained a fixed-to-fixed cross-currency rate swap contract in the notional amount of 525 million British Pounds, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes, which matured in July 2025, as well as fixed-to-fixed cross-currency rate swap contracts on the principal amount of a Euro-denominated intercompany note, which was repaid in 2024. Net changes in the fair value of the cross-currency rate swaps ($60 million gain, $8 million loss and $6 million loss for the years ended December 31, 2025, 2024 and 2023, respectively), along with the offsetting change in the fair value of the hedged notes, attributable to fluctuations in the respective foreign currency spot rates were recognized in other expense, net within the consolidated statements of income.
10. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 9) are measured on a recurring basis based on foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated using a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The Company’s obligation to satisfy the purchase of a redeemable noncontrolling interest associated with a terminated merchant alliance joint venture was measured at the estimated fair value of the minority interest. Such obligation was settled during the year ended December 31, 2025 through the distribution of certain merchant contracts to the minority partner (see Note 13). The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value at December 31,
(In millions)	Classification	Fair Value Hierarchy	2025	2024
Assets
Cross-currency rate swap contract designated as net investment hedge	Prepaid expenses and other current assets	Level 2	$—	$2
Cross-currency rate swap contracts designated as net investment hedges	Other long-term assets	Level 2	—	6
Liabilities
Cross-currency rate swap contract designated as fair value hedge	Accounts payable and other current liabilities	Level 2	$—	$12
Cross-currency rate swap contracts designated as net investment hedges	Accounts payable and other current liabilities	Level 2	29	9
Forward exchange contracts designated as cash flow hedges	Accounts payable and other current liabilities	Level 2	10	6
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	1	2
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	81	17
Contingent consideration	Accounts payable and other current liabilities	Level 3	6	—
Contingent consideration	Other long-term liabilities	Level 3	29	—
Obligation to purchase redeemable noncontrolling interest	Accounts payable and other current liabilities	Level 3	—	95
Contingent debt guarantee	Other long-term liabilities	Level 3	6	15
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). The carrying value of the Company’s foreign lines of credit, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $26.4 billion and $23.2 billion at December 31, 2025 and 2024, respectively, and the carrying value was $26.9 billion and $23.9 billion at December 31, 2025 and 2024, respectively.
Debt Guarantee Arrangements
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures (see Note 8), which are reported within other long-term liabilities in the consolidated balance sheets. The Company has provided aggregate guarantees of $482 million associated with the debt of the Lending Joint Ventures and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $12 million and $21 million approximates the fair value at December 31, 2025 and 2024, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $18 million during each of the years ended December 31, 2025 and 2024, and $7 million during the year ended December 31, 2023 within other expense, net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease ROU assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information about fair value adjustments recorded on a non-recurring basis during the years ended December 31, 2025, 2024 and 2023 is included in Note 8 to the consolidated financial statements.
11. Leases
Company as Lessee
The Company primarily leases office space, data centers and equipment from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession or obtains control of the asset, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Many of the Company’s leases contain renewal options for varying periods, which can be exercised at the Company’s sole discretion. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The Company’s leases have remaining lease terms ranging from one month to 18 years.
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

Lease Balances

	December 31,
(In millions)	2025	2024
Assets
Operating lease assets (1)	$589	$595
Finance lease assets (2)	1,118	611
Total lease assets	$1,707	$1,206

Liabilities
Current:
Operating lease liabilities (1)	$126	$116
Finance lease liabilities (2)	284	209
Noncurrent:
Operating lease liabilities (1)	637	654
Finance lease liabilities (2)	841	417
Total lease liabilities	$1,888	$1,396
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
Components of Lease Cost

	Year Ended December 31,
(In millions)	2025	2024	2023
Operating lease cost (1)	$201	$193	$185
Finance lease cost: (2)
Amortization of right-of-use assets	278	210	189
Interest on lease liabilities	59	39	31
Total lease cost	$538	$442	$405
(1)Operating lease expense is included within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the consolidated statements of income. Operating lease expense includes approximately $55 million, $51 million and $41 million of variable lease costs during the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Finance lease expense is recorded as depreciation and amortization expense within cost of processing and services, cost of product and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, and interest expense, net in the consolidated statements of income.

Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$128	$124	$134
Operating cash flows - finance leases	59	39	31
Financing cash flows - finance leases	345	264	207

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$56	$105	$76
Finance leases	924	221	279
Lease Term and Discount Rate

	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	9 years	10 years
Finance leases	5 years	4 years
Weighted-average discount rate:
Operating leases	3.2%	3.1%
Finance leases	5.2%	5.3%
Maturity of Lease Liabilities
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2025:

(In millions)
Year Ending December 31,	Operating Leases (1)(2)	Finance Leases (3)
2026	$148	$348
2027	138	295
2028	116	239
2029	90	205
2030	69	131
Thereafter	343	44
Total lease payments	904	1,262
Less: Interest	(141)	(137)
Present value of lease liabilities	$763	$1,125
(1)Operating lease payments include $84 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)Operating lease payments exclude $162 million of legally binding minimum lease payments for leases signed but not yet commenced. Operating leases that have been signed but not yet commenced are for real estate and will commence in 2026 with lease terms up to 21 years.
(3)Finance lease payments exclude $393 million of legally binding minimum lease payments for leases signed but not yet commenced. Finance leases that have been signed but not yet commenced are for equipment and will commence in 2026 with lease terms of up to 7 years.

Company as Lessor
The Company owns certain POS terminal equipment which it leases to merchants. Leases are classified as operating or sales-type leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. The terms of the leases typically range from one month to four years. For operating leases, the minimum lease payments received are recognized as lease income within product revenue on a straight-line basis over the lease term and the leased asset is included in property and equipment, net in the consolidated balance sheets and depreciated over its estimated useful life. For sales-type leases, selling profit is recognized within product revenue at the commencement date of the lease to the extent the fair value of the underlying asset is different from its carrying amount. Selling profit is directly impacted by the Company’s estimate of the amount to be derived from the residual value of the asset at the end of the lease term. The residual value of the asset is computed using various assumptions, including the expected value of the underlying asset at the end of the lease term. Unearned income is recognized as interest income within product revenue over the lease term. For sales-type leases, the Company derecognizes the carrying amount of the underlying leased asset and recognizes a net investment in the leased asset in the consolidated balance sheets. The net investment in a leased asset is computed based on the present value of the minimum lease payments not yet received, along with the present value of the residual value of the asset less unearned interest income.
Components of Lease Income

	Year Ended December 31,
(In millions)	2025	2024	2023
Sales-type leases:
Selling profit (1)	$92	$74	$56
Interest income (2)	116	87	81
Operating lease income (3)	236	243	259
(1)Selling profit includes $257 million, $213 million and $160 million recorded within product revenue with a corresponding charge of $165 million, $139 million and $104 million recorded within cost of product in the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Interest income is included within product revenue in the consolidated statements of income.
(3)Operating lease income includes a nominal amount of variable lease income and is included within product revenue in the consolidated statements of income for each of the years ended December 31, 2025, 2024 and 2023.
Components of Net Investment in Sales-Type Leases

	December 31,
(In millions)	2025	2024
Minimum lease payments	$582	$520
Residual values	23	22
Less: Unearned interest income	(197)	(185)
Net investment in leases (1)	$408	$357
(1)Net investments in leased assets are included within prepaid expenses and other current assets (current portion) and other long-term assets (noncurrent portion) in the consolidated balance sheets.

Maturities of Future Minimum Lease Payment Receivables
Future minimum lease payments receivable on sales-type leases were as follows at December 31, 2025:

(In millions)
Year Ending December 31,	Sales-Type Leases
2026	$227
2027	180
2028	123
2029	48
2030	4
Thereafter	—
Total minimum lease payments	$582
Lease Payment Receivables Portfolio
The Company accounts for lease payment receivables in connection with POS terminal equipment as a single portfolio. The Company recognizes an allowance for expected credit losses on lease payment receivables at the commencement date of the lease by considering the term, geography and internal credit risk ratings of such lease. The internal credit risk ratings are established based on lessee specific risk factors, such as FICO score, number of years the lessee has been in business and the nature of the lessee’s industry, which are considered indicators of the likelihood a lessee may default in the future. The allowance for estimated credit losses on lease payment receivables was $55 million and $50 million at December 31, 2025 and 2024, respectively.
The Company determines delinquency status on lease payment receivables based on the number of calendar days past due. The Company considers lease payments that are 90 days or less past due as performing. Lease payments that are greater than 90 days past due are placed on non-accrual status in which interest income within product revenue is no longer recognized. Lease payment receivables are fully written off in the period they become delinquent greater than 180 days past due. Lease payment receivables that were determined to be on non-accrual status were nominal at each of December 31, 2025 and 2024.

12. Debt
The Company’s debt consisted of the following:

	December 31,
(In millions)	2025	2024
Short-term and current maturities of long-term debt:
Foreign lines of credit	$762	$784
Finance lease and other financing obligations	477	326
Total short-term and current maturities of long-term debt	$1,239	$1,110

Long-term debt:
3.850% senior notes due June 2025	$—	$900
2.250% senior notes due July 2025 (British Pound-denominated)	—	661
3.200% senior notes due July 2026	2,000	2,000
5.150% senior notes due March 2027	750	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	589	521
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	883	—
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	589	521
4.550% senior notes due February 2031	1,000	—
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	942	835
3.000% senior notes due July 2031 (British Pound-denominated)	709	661
3.500% senior notes due June 2032 (Euro-denominated)	912	—
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
5.150% senior notes due August 2034	900	900
5.250% senior notes due August 2035	1,000	—
4.000% senior notes due June 2036 (Euro-denominated)	765	—
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	326	221
Euro commercial paper notes	839	1,239
Revolving credit facility	188	115
Unamortized discount and deferred financing costs	(169)	(150)
Finance lease and other financing obligations	1,635	656
Total long-term debt	$27,758	$23,730

Annual maturities of the Company’s total debt were as follows at December 31, 2025:

(In millions)
Year Ending December 31,
2026	$1,239
2027	2,804
2028	3,885
2029	3,364
2030	6,037
Thereafter	11,837
Total principal payments	29,166
Unamortized discount and deferred financing costs	(169)
Total debt	$28,997
The Company was in compliance with all financial debt covenants during the year ended December 31, 2025.
Senior Notes
The Company has outstanding $24.9 billion of various fixed-rate senior notes, as described above. The indentures governing the Company’s senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem the senior notes, in whole or in part, at any time and from time to time, at the applicable redemption price. Interest on the Company’s U.S. dollar-denominated senior notes is paid semi-annually, while interest on its Euro- and British Pound-denominated senior notes is paid annually. The interest rate applicable to certain of the senior notes is subject to an increase of up to two percent in the event that the credit rating assigned to such notes is downgraded below investment grade.
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
On March 4, 2024, the Company completed the public offering and issuance of $2.0 billion of senior notes, comprised of $750 million aggregate principal amount of 5.150% senior notes due in March 2027, $500 million aggregate principal amount of 5.350% senior notes due in March 2031 and $750 million aggregate principal amount of 5.450% senior notes due in March 2034. Interest on these senior notes is paid semi-annually. The Company used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of the Company’s commercial paper notes and for share repurchases, and in July 2024, the repayment of a portion of its 2.750% senior notes due in July 2024.
At December 31, 2025, the 3.200% senior notes due in July 2026 were classified in the consolidated balance sheet as long-term, as the Company has the ability to refinance such debt under its revolving credit facility.

Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $326 million and $221 million at December 31, 2025 and 2024, with weighted average interest rates of 3.851% and 4.534%, respectively. Outstanding borrowings under the Euro program were $839 million and $1.2 billion at December 31, 2025 and 2024, with weighted average interest rates of 2.210% and 3.115%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
On August 12, 2025, the Company entered into a new senior unsecured multicurrency revolving credit facility with substantially the same syndicate of banks that were leaders under its prior revolving credit facility, which the Company voluntarily terminated and replaced. The new credit facility matures in August 2030 and provides for a maximum aggregate principal amount of availability of $8.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. Outstanding borrowings under the revolving credit facilities were $188 million and $115 million at December 31, 2025 and 2024, with corresponding interest rates of 4.685% and 5.440%, respectively. The new credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.
Foreign Lines of Credit
The Company maintains various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund merchant settlement advances associated with operations in Latin America through the Company’s settlement anticipation program. The following table provides a summary of the outstanding borrowings and weighted average interest rates of the Company’s foreign lines of credit and other borrowing arrangements by country at December 31:

	Outstanding Borrowings (In millions)		Weighted-Average Interest Rate
	2025	2024	2025	2024
Argentina	$282	$597	51.559%	38.470%
Brazil	365	94	15.482%	12.976%
Uruguay and Other	115	93	7.964%	7.014%
Total	$762	$784	27.727%	31.695%
Deferred Financing Costs
Deferred financing costs are amortized as a component of interest expense, net over the term of the underlying debt using the straight-line method. Deferred financing costs related to the Company’s senior notes totaled $114 million and $103 million at December 31, 2025 and 2024, respectively, and are reported as a direct reduction of the related debt instrument in the consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facility totaled $13 million and $5 million at December 31, 2025 and 2024, respectively, and are reported within other long-term assets in the consolidated balance sheets.
13. Redeemable Noncontrolling Interest
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

Effective June 2024, the Company and the merchant alliance joint venture minority partner mutually agreed to terminate the joint venture agreement on September 1, 2024. Under the provisions of the separation agreement, the Company redeemed the minority partner’s membership interest in exchange for a future distribution of certain merchant contracts. The redeemable noncontrolling interest was adjusted in the second quarter of 2024 to reflect the estimated redemption value, with a corresponding adjustment recorded to additional paid-in capital within the consolidated statement of equity. Additionally, as the redeemable noncontrolling interest became mandatorily redeemable, the Company’s obligation to satisfy the purchase of the minority partner’s membership interest was classified as a current liability in the consolidated balance sheet. The distribution of certain merchant contracts for the redemption of the minority partner’s membership interest was settled in the third quarter of 2025, resulting in a gain of $89 million recorded within net gain on sale of business and distribution of other assets in the consolidated statement of income. There was no associated tax impact on this gain. The Company maintains an ongoing relationship with the former minority partner to provide processing and other support services following the termination of the joint venture agreement.
The following table presents a summary of the redeemable noncontrolling interest activity during the year ended December 31, 2024:

(In millions)
Balance at beginning of year	$161
Distributions paid to redeemable noncontrolling interest	(13)
Share of income	13
Adjustment to estimated redemption value of redeemable noncontrolling interest	(66)
Reclassification to current liability	(95)
Balance at end of year	$—
14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Year Ended December 31, 2025
Balance at December 31, 2024	$(79)	$(1,327)	$(7)	$(1,413)
Other comprehensive income (loss) before reclassifications	(7)	419	2	414
Amounts reclassified from accumulated other comprehensive loss	15	—	—	15
Net current-period other comprehensive income	8	419	2	429
Balance at December 31, 2025	$(71)	$(908)	$(5)	$(984)

Year Ended December 31, 2024
Balance at December 31, 2023	$(78)	$(688)	$(17)	$(783)
Other comprehensive loss before reclassifications	(10)	(639)	(88)	(737)
Amounts reclassified from accumulated other comprehensive loss	9	—	98	107
Net current-period other comprehensive (loss) income	(1)	(639)	10	(630)
Balance at December 31, 2024	$(79)	$(1,327)	$(7)	$(1,413)
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
The Company’s share-based compensation awards are typically granted in the first quarter of the year; however, grants may also occur throughout the year, and primarily consist of the following:

•Restricted Stock Units and Awards – The Company grants restricted stock units and awards to employees and non-employee directors. Time-based restricted stock units and award grants generally vest over a three-year period. In December 2025, the Company granted discretionary restricted stock units to certain employees, which fully vest after an 18 month period. The Company recognizes compensation expense for restricted stock units and awards based on the market price of its common stock on the grant date over the period during which the units and awards vest.
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
The Company recognized $357 million, $367 million and $342 million of share-based compensation expense during the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the total remaining unrecognized compensation cost for restricted stock units and awards and performance share units, net of estimated forfeitures, of $324 million is expected to be recognized over a weighted-average period of 1.8 years. During the years ended December 31, 2025, 2024 and 2023, stock options to purchase 827 thousand, 2.3 million and 2.4 million shares, respectively, were exercised.
Share-Based Compensation Activity
A summary of restricted stock unit, restricted stock award and performance share unit activity during the year ended December 31, 2025 is as follows:

	Restricted Stock Units and Awards		Performance Share Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Units and awards - December 31, 2024	4,716	$124.78	1,966	$116.62
Granted	2,103	214.39	1,115	203.92
Forfeited	(371)	168.42	(204)	132.41
Vested	(2,558)	124.01	(626)	111.14
Units and awards - December 31, 2025	3,890	$156.58	2,251	$138.57
In conjunction with certain acquisitions, the Company granted restricted stock units with performance vesting provisions to be measured over two and five years, which are presented as performance share units within the table above.

No stock option awards were granted during the years ended December 31, 2025, 2024 and 2023. A summary of stock option activity during the year ended December 31, 2025 is as follows:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2024	1,586	$89.65
Exercised	(827)	88.56
Stock options outstanding - December 31, 2025	759	$90.84	3.30	$5
Stock options exercisable - December 31, 2025	759	$90.84	3.30	$5
The table below presents additional information related to stock option and restricted stock unit activity:

(In millions)	2025	2024	2023
Total intrinsic value of stock options exercised	$99	$212	$177
Fair value of restricted stock units and awards vested	684	554	267
Income tax benefit from stock options exercised and restricted stock units and awards vested	131	175	101
Cash received from stock options exercised	23	56	62
At December 31, 2025, 15.4 million share-based awards were available for grant under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan. Under its employee stock purchase plan, the Company issued 338 thousand, 255 thousand and 346 thousand shares during the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, there were 22.3 million shares available for issuance under the employee stock purchase plan.
16. Income Taxes
The provision for income taxes is based on income before income taxes and income (loss) from investments in unconsolidated affiliates, as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
United States	$3,572	$3,683	$3,342
Foreign	692	823	556
Total	$4,264	$4,506	$3,898
The income tax provision was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Components of income tax provision (benefit):
Current:
Federal	$1,288	$831	$913
State	221	242	148
Foreign	244	230	204
	1,753	1,303	1,265
Deferred:
Federal	(759)	(407)	(380)
State	(70)	(112)	(12)
Foreign	(113)	(143)	(119)
	(942)	(662)	(511)
Income tax provision	$811	$641	$754

An income tax rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

(In millions)	Amount	Percent
U.S. federal statutory income tax rate	$896	21.0%
United States:
State and local income taxes (1)	107	2.5%
Effect of cross-border tax laws	22	0.5%
Tax credits
Transferable federal tax credits	(96)	(2.3)%
Foreign tax credits	(66)	(1.5)%
Other	(14)	(0.3)%
Nontaxable or nondeductible items
Excess tax benefit from share-based awards	(55)	(1.3)%
Other	18	0.4%
Other adjustments	10	0.2%
Foreign tax effects:
Other foreign jurisdictions	(14)	(0.3)%
Changes in unrecognized tax benefits	3	0.1%
Income tax provision	$811	19.0%
(1)State and local income taxes in California, Illinois, New Jersey, New York and Pennsylvania comprise the majority (greater than 50%) of the tax effect in this category.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal effect	2.6%	2.8%
Foreign derived intangibles income deduction	—%	(0.4)%
Excess tax benefit from share-based awards	(1.3)%	(0.8)%
Sale of businesses and subsidiary restructuring	(0.2)%	(1.3)%
Unrecognized tax benefits	—%	(0.2)%
Nondeductible executive compensation	0.3%	0.2%
Transferable federal tax credits	(2.3)%	(1.4)%
Non-cash impairment charge (see Note 8)	(2.9)%	—%
Valuation allowance	(1.0)%	(0.6)%
Other, net	(2.0)%	—%
Effective income tax rate	14.2%	19.3%
Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits during 2025, 2024 and 2023 from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during each of the years ended December 31, 2025, 2024 and 2023. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and other current liabilities within the consolidated balance sheets at December 31, 2025 and 2024.

A summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

(In millions)
United States - Federal	$939
United States - State and local	216
Foreign	214
Income taxes paid, net of amounts refunded	$1,369
Significant components of deferred tax assets and liabilities consisted of the following:

	December 31,
(In millions)	2025	2024
Accrued expenses	$132	$167
Share-based compensation	80	93
Net operating loss and credit carry-forwards	986	586
Leasing liabilities	177	258
Other	362	215
Subtotal	1,737	1,319
Valuation allowance	(420)	(404)
Total deferred tax assets	1,317	915

Capitalized software development costs	(158)	(219)
Intangible assets	(1,517)	(1,728)
Property and equipment	(166)	(278)
Capitalized commissions	(101)	(108)
Investments in joint ventures	(250)	(392)
Leasing right-of-use assets	(139)	(220)
Other	(355)	(371)
Total deferred tax liabilities	(2,686)	(3,316)
Total	$(1,369)	$(2,401)
The Company maintained a valuation allowance of $420 million and $404 million at December 31, 2025 and 2024, respectively, against its deferred tax assets. Substantially all of the valuation allowance relates to certain foreign and state net operating loss carryforwards.
Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows:

	December 31,
(In millions)	2025	2024
Noncurrent assets	$109	$76
Noncurrent liabilities	(1,478)	(2,477)
Total	$(1,369)	$(2,401)
Noncurrent deferred tax assets are included in other long-term assets in the consolidated balance sheets at December 31, 2025 and 2024.

Federal, state and foreign net operating loss carryforwards and tax credit carryforwards consisted of the following:

	December 31,
(In millions)	2025	2024
Net operating loss carryforwards: (1)
Federal	$36	$28
State	2,732	2,829
Foreign	1,818	1,597
Tax credit carryforwards (2)	396	43
(1)At December 31, 2025, the Company had federal net operating loss carryforwards of $36 million, most of which do not expire, state net operating loss carryforwards of $2.7 billion, most of which expire in 2026 through 2045, and foreign net operating loss carryforwards of $1.8 billion, of which $1.5 billion expire in 2026 through 2045, and the remainder of which do not expire.
(2)At December 31, 2025, the Company had tax credit carryforwards, including transferable federal tax credits, of $396 million, most of which expire in 2026 through 2045.
The Company asserts that its investment in its foreign subsidiaries is intended to be indefinitely reinvested. Undistributed historical and future earnings of its foreign subsidiaries are not considered to be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign or U.S. taxes. The Company has the ability and intent to limit distributions so as to not make a distribution in excess of its investment in those subsidiaries. The Company will continue to monitor its global cash requirements and the need to recognize a deferred tax liability accordingly.
Unrecognized tax benefits were as follows:

	December 31,
(In millions)	2025	2024	2023
Unrecognized tax benefits - Beginning of year	$85	$84	$96
Increases for tax positions taken during the current year	2	2	2
Increases for tax positions taken in prior years	19	4	8
Decreases for tax positions taken in prior years	—	—	(10)
Decreases for settlements	—	—	(3)
Lapse of the statute of limitations	(9)	(5)	(9)
Unrecognized tax benefits - End of year	$97	$85	$84
At December 31, 2025, unrecognized tax benefits of $60 million, net of federal and state benefits, would affect the Company’s effective income tax rate if recognized.
The Company classifies interest expense and penalties related to income taxes as components of its income tax provision. The income tax provision included interest expense (benefits) and penalties on unrecognized tax benefits of $(1) million in 2025, $1 million in 2024 and $2 million in 2023. Accrued interest expense and penalties related to unrecognized tax benefits totaled $14 million and $16 million at December 31, 2025 and 2024, respectively.
The Company’s U.S. federal income tax returns for 2020 through 2025, and tax returns in certain states and foreign jurisdictions for 2017 through 2025, remain subject to examination by taxing authorities.
17. Commitments and Contingencies
Litigation and Investigation Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $25 million and $43 million at December 31, 2025 and 2024, respectively, related to its various legal proceedings. The Company’s estimate of the possible range of exposure for various legal proceedings in excess of amounts accrued is $0 million to approximately $160 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.

On July 24, 2025, a federal securities law complaint was filed against the Company and Frank J. Bisignano (the Company’s former Chairman and Chief Executive Officer), Michael P. Lyons, Robert W. Hau (the Company’s former Chief Financial Officer and current Special Advisor), and Kenneth F. Best in the United States District Court for the Southern District of New York. The complaint is brought on behalf of a putative class of purchasers of Company securities from July 22, 2024 to July 24, 2025 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges, among other things, that certain statements made by the Company about the growth of its Clover business management platform were false and/or misleading and led to a decline in the Company’s stock price over the purported class period. On November 17, 2025, lead plaintiffs were appointed in the action and it was assigned the caption In re Fiserv, Inc. Securities Litigation, No. 1:25-cv-06094.
On November 4, 2025 and November 14, 2025, federal securities law complaints were filed against the Company and Messrs. Lyons and Hau in the United States District Court for the Eastern District of Wisconsin. The complaints are brought on behalf of a putative class of purchasers of Company securities from July 23, 2025 to at latest October 29, 2025, and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaints allege, among other things, that certain statements made by the Company in connection with its second quarter 2025 earnings were false and/or misleading and led to a decline in the Company’s stock price over the purported class period. On February 5, 2026, the actions were consolidated under the caption In re Fiserv, Inc. Securities Litigation, No. 25-cv-1716.
The lead plaintiffs in the New York action have moved in the Wisconsin action seeking, among other things, to intervene and transfer those actions to the Southern District of New York. The motion remains pending.
Between December 10, 2025 and February 3, 2026, derivative complaints were filed by purported Company shareholders Richard Martin, Nathan Silva, and Gary Peterson in the United States District Court for the Eastern District of Wisconsin. On December 30, 2025, Mr. Martin filed an amended derivative complaint. The actions name Messrs. Bisignano and Lyons, and certain other current and former officers and directors of the Company as individual defendants, and the Company as the nominal defendant, and generally allege that certain individual defendants breached their fiduciary duties and violated the Exchange Act in connection with, among other things, factual allegations made in the In re Fiserv, Inc. Securities Litigation actions. The actions also allege that certain individual defendants are liable for trading in Company stock at artificially inflated prices.
The Company has also received demands on the board of directors from purported Company shareholders that the Company pursue certain litigation against certain of its current and former directors and officers alleging, among other things, supposed breaches of duty based on factual allegations made in the In re Fiserv, Inc. Securities Litigation actions. The Company may receive additional demands and these demands may precede derivative actions which name the Company as a nominal defendant.
The defendants have not yet answered or otherwise responded to any of the complaints in these actions. The Company intends to vigorously defend these cases but cannot predict with any degree of certainty the outcome of the suits or determine the extent of any potential liability or damages.
In November 2025, the Company began responding to requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the U.S. Attorney’s Office for the Southern District of New York in connection with investigations related to the Company’s 2025 earnings guidance. The Company is cooperating with these investigations.
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 5, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled $1.7 billion and $1.3 billion at December 31, 2025 and 2024, respectively.
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
To the extent the Company maintains a controlling financial interest in an alliance, the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated in consolidation. To the extent the Company has significant influence in, but not control of, an alliance, the Company uses the equity method to account for its investment in the alliance. As a result, the processing and other service fees charged to merchant alliances accounted for under the equity method are recognized in the Company’s consolidated statements of income primarily as processing and services revenue. Such fees totaled $90 million, $140 million and $177 million during the years ended December 31, 2025, 2024 and 2023, respectively. No directors or officers of the Company have ownership interests in any of the merchant alliances. The formation of each of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. The Company had approximately $7 million and $21 million of amounts due from unconsolidated merchant alliances included within trade accounts receivable, net in the Company’s consolidated balance sheets at December 31, 2025 and 2024, respectively.
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
19. Business Segment Information
The Company’s operations are comprised of two reportable segments, the Merchant segment and the Financial segment. The businesses in the Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; and pay-by-bank solutions. The business lines (operating segments) aggregated within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors, including Clover®, the Company's POS and business management platform for small business clients
•Enterprise – provides products and services to large businesses, including the Company’s integrated omnichannel operating system for enterprise clients
•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
The Company distributes the products and services in the Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements.
The businesses in the Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines (operating segments) aggregated within the Financial segment consist of the following:
•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers

•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; government payment processing; and student loan processing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing

Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition and divestiture activity; certain services revenue associated with various dispositions; expenses associated with the Company’s transformation initiative focused on operational excellence; and postage reimbursements.
The Company’s Chief Executive Officer, who is also the Company’s chief operating decision maker (“CODM”), assesses segment performance and makes strategic decisions on the allocation of resources. Additionally, the Company’s Chief Executive Officer provides oversight on business leadership and corporate strategy to the executive leadership team, who manages the day to day operations of the various business lines.
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
Operating results for each reportable segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Total
Year Ended December 31, 2025
Revenues:
Processing and services revenue	$8,866	$8,013
Product revenue	1,274	1,651
Reportable segment revenue	$10,140	$9,664	$19,804
Corporate and Other revenue (1)			1,389
Total Company revenue			$21,193
Expenses:
Personnel expenses (2)	1,385	2,025
Direct costs (3)	3,488	810
Depreciation and amortization expense	438	510
Other operating expense (4)	682	490
Allocations from Corporate and Other (5)	645	1,449

Reportable segment operating income	$3,502	$4,380	$7,882
Corporate and Other operating loss (6)			(2,064)
Interest expense, net			(1,493)
Other expense, net (7)			(61)
Income before income taxes and income from investments in unconsolidated affiliates			$4,264

	Reportable Segments
(In millions)	Merchant	Financial	Total
Year Ended December 31, 2024
Revenues:
Processing and services revenue	$8,557	$8,065
Product revenue	1,074	1,412
Reportable segment revenue	$9,631	$9,477	$19,108
Corporate and Other revenue (1)			1,348
Total Company revenue			$20,456
Expenses:
Personnel expenses (2)	1,298	1,949
Direct costs (3)	3,164	748
Depreciation and amortization expense	367	465
Other operating expense (4)	592	367
Allocations from Corporate and Other (5)	649	1,463

Reportable segment operating income	$3,561	$4,485	$8,046
Corporate and Other operating loss (6)			(2,167)
Interest expense, net			(1,195)
Other expense, net (7)			(178)
Income before income taxes and loss from investments in unconsolidated affiliates			$4,506

	Reportable Segments
(In millions)	Merchant	Financial	Total
Year Ended December 31, 2023
Revenues:
Processing and services revenue	$7,637	$7,970
Product revenue	1,085	1,131
Reportable segment revenue	$8,722	$9,101	$17,823
Corporate and Other revenue (1)			1,270
Total Company revenue			$19,093
Expenses:
Personnel expenses (2)	1,321	2,010
Direct costs (3)	2,906	780
Depreciation and amortization expense	328	404
Other operating expense (4)	564	315
Allocations from Corporate and Other (5)	629	1,414

Reportable segment operating income	$2,974	$4,178	$7,152
Corporate and Other operating loss (6)			(2,138)
Interest expense, net			(976)
Other expense, net (7)			(140)
Income before income taxes and loss from investments in unconsolidated affiliates			$3,898
(1)Primarily includes postage reimbursements.
(2)Includes compensation and benefit costs of Company employees, as well as expenses paid to third parties for consulting and temporary help, net of capitalized software costs.
(3)Includes cost of goods sold, payments to distribution partners and other reselling costs.
(4)Includes data processing, facility, and marketing costs that are directly charged to the reportable segments. Includes in the Merchant segment a gain of $89 million related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest during the year ended December 31, 2025 (see Note 13).
(5)Represents centrally-managed costs, including sales, technology and administrative expenses, that are allocated to the reportable segments from Corporate and Other and are considered in the CODM’s evaluation of segment performance.
(6)Includes amortization of acquisition-related intangible assets; costs associated with acquisition and divestiture activity; unallocated corporate expenses; expenses associated with the Company’s transformation initiative focused on operational excellence; and gains or losses on sale of business and other assets.
(7)Includes foreign currency transaction gains and losses, gains or losses from a sale or change in fair value of investments in certain equity securities, amounts related to debt guarantee arrangements of certain equity method investments, and non-cash pension plan settlement charges.
Other significant items include:

	Year Ended December 31,
(In millions)	2025	2024	2023
Depreciation and amortization:
Merchant (1)	$501	$429	$366
Financial (1)	679	628	560
Corporate and Other (2)	2,027	2,081	2,236
Total Company	$3,207	$3,138	$3,162

Capital expenditures, including capitalized software and other intangibles:
Merchant	$570	$552	$498
Financial	682	614	525
Corporate and Other	511	403	365
Total Company	$1,763	$1,569	$1,388
(1)Includes amortization associated with commissions, residual buyouts and deferred conversion/implementation costs included within personnel expenses, direct costs and other operating expenses, respectively, in the segment operating results tables above.
(2)Primarily includes amortization of acquisition-related intangible assets, such as customer relationships, software/technology and trade names.
The Company does not evaluate the performance of or allocate resources to its reportable segments using asset data. Long-lived assets, excluding goodwill and other intangibles, within the Company’s international regions comprised approximately 21% and 19% of total consolidated long-lived assets, excluding goodwill and other intangible assets, at December 31, 2025 and 2024, respectively.

Fiserv, Inc.
Schedule II — Valuation and Qualifying Accounts
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year ended December 31, 2025
Deferred tax asset valuation allowance	$404	22	48		(54)	$420
Year ended December 31, 2024
Deferred tax asset valuation allowance	$467	15	(20)		(58)	$404
Year ended December 31, 2023
Deferred tax asset valuation allowance	$620	2	(125)	(1)	(30)	$467

(1)The decrease in the deferred tax asset valuation allowance is primarily due to subsidiary restructurings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Fiserv, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue — Refer to Note 1 and Note 3 to the financial statements
Critical Audit Matter Description
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
We identified the complexity of revenue processing and revenue recognition, including contract modifications, as a critical audit matter because of the increased extent of effort and involvement of professionals in our firm having expertise in information technology (IT) to identify, test, and evaluate the Company’s systems and automated controls and the management judgments necessary to determine the appropriate accounting. This required an increased extent of effort and a high degree of auditor judgment when performing audit procedures to evaluate whether revenue transactions were recognized appropriately.
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

•We developed expectations of revenue at a disaggregated level based on historical transaction volumes and prices and current year volumes. We compared those estimates to revenue recognized by the Company.

•For a sample of revenue transactions, we tested selected transactions by agreeing the amounts of revenue recognized to source documents and testing the mathematical accuracy of the recorded revenue.

•We selected a sample of significant contracts and contract modifications and performed the following procedures:
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
◦Performed independent confirmation of certain contracts and underlying contractual terms with customers.
◦Assessed the pattern of delivery for each distinct performance obligation.
Goodwill — Certain reporting units — Refer to Note 1 and Note 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The Company performed, on a quantitative basis, its annual test for goodwill impairment as of October 1, 2025. Subsequently, the Company identified a triggering event in the fourth quarter of 2025 due to a sustained decline in the Company’s stock price, which required a quantitative test for goodwill impairment as of December 31, 2025. The Company determined the fair value of its reporting units using a discounted cash flow model. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions, which include assumptions related to revenue growth rates, operating margin, and discount rates. For all reporting units, the fair values exceeded the carrying values as of the annual and triggering event testing dates and therefore, no impairment was recognized.
As of December 31, 2025, fair values exceeded carrying values by a range of 3.7% to 14.8% for eight of the Company’s reporting units with an aggregate goodwill balance of $18.5 billion. Revenue growth rates, operating margin, and discount rates for these reporting units are sensitive to deterioration in economic and market conditions.
We identified goodwill for these eight reporting units as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of these reporting units and the sensitivity of operations to changes in economic and market conditions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue growth, margin growth, and selection of the discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue growth, margin growth, and the selection of discount rates for eight of the Company’s reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value, specifically controls related to management’s forecasts and selection of the discount rates.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) industry reports containing analyses of the Company’s and its competitors’ products, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the discount rates including testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the discount rates selected by management.
•With the assistance of our fair value specialists, we compared the aggregated fair value estimates of the Company’s reporting units to the Company’s market capitalization and evaluated the implied control premium.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 19, 2026

We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
(c)Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fiserv, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 19, 2026

Item 9B. Other Information
(b) During the three months ended December 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated by reference to the information set forth under the captions “Our Board of Directors – Who We Are,” “Our Board of Directors – How We Are Selected, Elected and Evaluated,” “Our Board of Directors – How We Are Organized – Our Committees – Audit Committee,” and “Compensation Discussion and Analysis – Additional Compensation Policies – Securities Trading Policy” in our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.
Our board of directors has adopted a Code of Conduct and Business Ethics (“Code of Conduct”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer, chief accounting officer and other persons performing similar functions as well as our other executive officers. We have posted a copy of our Code of Conduct on the “About – Investor Relations – Corporate Governance – Documents & Charters” section of our website at www.fiserv.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “About – Investor Relations” section of our website at www.fiserv.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to the information set forth under the captions “Our Board of Directors – How We Are Paid,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Pay Ratio” in our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Our Shareholders – Common Stock Ownership” in our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days the close of the fiscal year ended December 31, 2025, is incorporated by reference herein.

Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2025.

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	3,122,544 (2)	94.18 (3)	15,366,118 (4)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total (5)	3,122,544 (2)	94.18 (3)	15,366,118 (4)
(1)Columns (a) and (c) of the table above do not include 3,728,227 unvested restricted stock units outstanding under the Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (the “Incentive Plan”) or 22,342,463 shares authorized for issuance under the Fiserv, Inc. Amended and Restated Employee Stock Purchase Plan.
(2)Consists of options outstanding under the Incentive Plan; 2,251,253 shares subject to performance share units at the target award level under the Incentive Plan; and 161,631 shares subject to non-employee director deferred compensation notional units under the Incentive Plan.
(3)Represents the weighted-average exercise price of outstanding options under the Incentive Plan and does not take into account outstanding performance share units or non-employee director deferred compensation notional units under the Incentive Plan.
(4)Reflects the number of shares available for future issuance under the Incentive Plan.
(5)This table does not include 49,684 options outstanding under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (the “2007 First Data Plan”) and the First Data Corporation 2015 Omnibus Incentive Plan (the “2015 First Data Plan” and together with the 2007 First Data Plan, the “First Data Plans”) as of December 31, 2025 at a weighted-average exercise price of $43.04. We assumed the First Data Plans in connection with our acquisition of First Data Corporation on July 29, 2019 and converted certain outstanding First Data equity awards into corresponding equity awards relating to common stock of Fiserv, Inc. in accordance with an exchange ratio in the merger agreement. No additional equity awards will be made under the First Data Plans.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information set forth under the captions “Our Board of Directors – How We Are Organized – Our Independence,” and “Our Board of Directors – How We Govern – Review, Approval or Ratification of Transactions with Related Persons,” in our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.
Item 14.     Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information set forth under the captions “Independent Registered Public Accounting Firm and Fees” and “Audit Committee Pre-Approval Policy” in our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.
Exhibits
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (2)
4.1	Description of Securities of the Registrant
4.2	Indenture, dated as of November 20, 2007, by and among Fiserv, Inc., the guarantors named therein and U.S. Bank National Association (5)
4.3	Fifteenth Supplemental Indenture, dated as of September 25, 2018, between Fiserv, Inc. and U.S. Bank National Association (6)
4.4	Seventeenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.5	Eighteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.6	Nineteenth Supplemental Indenture, dated as of June 24, 2019, between Fiserv, Inc. and U.S. Bank National Association (7)
4.7	Twenty-First Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.8	Twenty-Second Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.9	Twenty-Fourth Supplemental Indenture, dated as of July 1, 2019, between Fiserv, Inc. and U.S. Bank National Association (8)
4.10	Twenty-Fifth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (9)
4.11	Twenty-Sixth Supplemental Indenture, dated as of May 13, 2020, between Fiserv, Inc. and U.S. Bank National Association (9)
4.12	Twenty-Seventh Supplemental Indenture, dated as of March 2, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (10)
4.13	Twenty-Eighth Supplemental Indenture, dated as of March 2, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (10)
4.14	Twenty-Ninth Supplemental Indenture, dated as of May 24, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (11)
4.15	Thirtieth Supplemental Indenture, dated as of August 21, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (12)
4.16	Thirty-First Supplemental Indenture, dated as of August 21, 2023, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (12)
4.17	Thirty-Second Supplemental Indenture, dated as of March 4, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (13)
4.18	Thirty-Third Supplemental Indenture, dated as of March 4, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (13)

4.19	Thirty-Fourth Supplemental Indenture, dated as of March 4, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (13)
4.20	Thirty-Fifth Supplemental Indenture, dated as of August 12, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (14)
4.21	Thirty-Sixth Supplemental Indenture, dated as of August 12, 2024, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (14)
4.22	Thirty-Seventh Supplemental Indenture, dated as of August 11, 2025, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (15)
4.23	Thirty-Eighth Supplemental Indenture, dated as of August 11, 2025, between Fiserv, Inc. and U.S. Bank Trust Company, National Association (15)
4.24	Indenture, dated as of April 24, 2025, among Fiserv Funding Unlimited Company, Fiserv, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association (16)
4.25	First Supplemental Indenture, dated as of May 7, 2025, among Fiserv Funding Unlimited Company, Fiserv, Inc. and U.S. Bank Trust Company, National Association (17)
4.26	Second Supplemental Indenture, dated as of May 7, 2025, among Fiserv Funding Unlimited Company, Fiserv, Inc. and U.S. Bank Trust Company, National Association (17)
4.27	Third Supplemental Indenture, dated as of May 7, 2025, among Fiserv Funding Unlimited Company, Fiserv, Inc. and U.S. Bank Trust Company, National Association (17)
4.28	Agency Agreement, dated as of July 1, 2019, by and among Fiserv, Inc., Elavon Financial Services DAC, UK Branch, and U.S. Bank National Association (8)
4.29	Agency Agreement, dated as of May 24, 2023, by and among Fiserv, Inc., Elavon Financial Services DAC, UK Branch, and U.S. Bank Trust Company, National Association (11)
4.30	Agency Agreement, dated as of May 7, 2025, by and among Fiserv Funding Unlimited Company, U.S. Bank Europe DAC, and U.S. Bank Trust Company, National Association (17)
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt that is not filed as an exhibit to this Form 10-K.
10.1	Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan (18)*
Amended and Restated Fiserv, Inc. 2007 Omnibus Incentive Plan Forms of Award Agreements
10.2	- Form of Restricted Stock Unit Agreement (Non-Employee Director)*
10.3	- Form of Restricted Stock Unit Agreement (Employee-SO) (for grants prior to February 18, 2026) (20)*
10.4	- Form of Restricted Stock Unit Agreement (Employee-SO) (for grants on or after February 18, 2026)*
10.5	- Form of Restricted Stock Unit Agreement (Employee-ST) (for grants prior to February 18, 2026) (20)*
10.6	- Form of Restricted Stock Unit Agreement (Employee-ST) (for grants on or after February 18, 2026)*
10.7	- Form of Restricted Stock Unit Agreement (Employee-N)*
10.8	- Form of Restricted Stock Unit Agreement (Employee-SO/N)*
10.9	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director-LE) (19)*
10.10	- Form of First Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE) (22)*
10.11	- Form of Non-Qualified Stock Option Agreement (Non-Employee Director - EE) (22)*
10.12	- Form of Second Amendment to Non-Qualified Stock Option Agreement (Non-Employee Director - LE/EE) (23)*
10.13	- Form of Stock Option Agreement (Employee-F) (24)*
10.14	- Form of Stock Option Agreement (Employee-E) (24)*
10.15	- Form of Stock Option Agreement (Employee-SO) (21)*
10.16	- Form of Stock Option Agreement (Employee-ST) (21)*
10.17	- Form of Performance Share Unit Agreement (Employee-SO) (for grants prior to February 18, 2026) (20)*
10.18	- Form of Performance Share Unit Agreement (Employee-SO) (for grants on or after February 18, 2026)*
10.19	First Data Corporation 2015 Omnibus Incentive Plan (25)*
First Data Corporation 2015 Omnibus Incentive Plan Forms of Award Agreements

10.20	- Form of Option Agreement for Management Committee and Directors (26)*
10.21	Fiserv, Inc. Executive Severance and Change of Control Policy, effective August 10, 2021 (27)*
10.22	Fiserv, Inc. Executive Officer Cash Severance Policy (2)*
10.23	Employment Agreement, dated December 21, 2022, between Fiserv, Inc. and Frank J. Bisignano (28)*
10.24	Offer Letter, dated January 22, 2025, between Fiserv, Inc. and Michael P. Lyons (29)*
10.25	Offer Letter dated August 28, 2025 between Fiserv, Inc. and Dhivya Suryadevara (30)*
10.26	Offer Letter dated October 28, 2025 between Fiserv, Inc. and Paul M. Todd (30)*
10.27	Fiserv, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan (4)*
10.28	Form of Non-Employee Director Indemnity Agreement (31)
10.29	Fiserv, Inc. Non-Employee Director Deferred Compensation Plan (23)*
10.30	Non-Employee Director Compensation Schedule*
10.31
Credit Agreement, dated as of August 12, 2025, among Fiserv, Inc., Fiserv Funding Unlimited Company, the other subsidiary borrowers party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent (32)

19.1	Fiserv, Inc. Securities Trading Policy (20)
21.1	Significant Subsidiaries of Fiserv, Inc.
22.1	Subsidiary Issuers of Guaranteed Securities (33)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Fiserv, Inc. Compensation Recoupment Policy (3)
101.INS**	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____
*    This exhibit is a management contract or compensatory plan or arrangement.
**    Filed with this Annual Report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Balance Sheets at December 31, 2025 and 2024, (iv) the Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (vi) Notes to Consolidated Financial Statements, and (vii) the information included in Part I, Item 1C and Part II, Item 9B(b).
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

(5)Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on November 13, 2007, and incorporated herein by reference.
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
(15)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 11, 2025, and incorporated herein by reference.
(16)Previously filed as an exhibit to Company’s Post-Effective Amendment No. 1 to the Form S-3 Registration Statement filed on April 24, 2025, and incorporated herein by reference.
(17)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 7, 2025, and incorporated herein by reference.
(18)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2018, and incorporated herein by reference.
(19)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2012, and incorporated herein by reference.
(20)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 20, 2025, and incorporated herein by reference.
(21)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 23, 2023, and incorporated herein by reference.
(22)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2017, and incorporated herein by reference.
(23)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2017, and incorporated herein by reference.
(24)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 23, 2017, and incorporated herein by reference.
(25)Previously filed as an exhibit to the Company’s Post-Effective Amendment No. 1 on Form S-8 to the Form S-4 Registration Statement of Fiserv, Inc. filed July 29, 2019, and incorporated herein by reference.

(26)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019, and incorporated herein by reference.
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
(30)Previously filed as an exhibit to the Company’s Current Report on form 8-K filed on October 29, 2025, and incorporated herein by reference.
(31)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 28, 2008, and incorporated herein by reference.
(32)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 12, 2025, and incorporated herein by reference.
(33)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 24, 2025, and incorporated herein by reference.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2026.

FISERV, INC.

By:	/s/ Michael P. Lyons
Michael P. Lyons
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Name	Capacity

/s/ Michael P. Lyons	Chief Executive Officer (Principal Executive Officer)
Michael P. Lyons

/s/ Paul M. Todd	Chief Financial Officer (Principal Financial Officer)
Paul M. Todd

/s/ Kenneth F. Best	Chief Accounting Officer (Principal Accounting Officer)
Kenneth F. Best

/s/ Gordon M. Nixon	Chairman of the Board
Gordon M. Nixon

/s/ Stephanie E. Cohen	Director
Stephanie E. Cohen

/s/ Henrique De Castro	Director
Henrique De Castro

/s/ Harry F. DiSimone	Director
Harry F. DiSimone

/s/ Céline Dufétel	Director
Céline Dufétel

/s/ Lance M. Fritz	Director
Lance M. Fritz

/s/ Ajei S. Gopal	Director
Ajei S. Gopal

/s/ Wafaa Mamilli	Director
Wafaa Mamilli

/s/ Gary S. Shedlin	Director
Gary S. Shedlin

/s/ Charlotte B. Yarkoni	Director
Charlotte B. Yarkoni