Form 10-Q
period 2026-03-31
FISERV INC
filed 2026-05-06
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2026, there were 533,253,986 shares of common stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Processing and services (1)	$4,070	$4,045
Product	957	1,085
Total revenue	5,027	5,130
Expenses:
Cost of processing and services	1,610	1,389
Cost of product	697	684
Selling, general and administrative	1,885	1,682
Net gain on sale of assets	(83)	(20)
Total expenses	4,109	3,735
Operating income	918	1,395
Interest expense, net	(347)	(331)
Other income (expense), net	22	(18)
Income before income taxes and income (loss) from investments in unconsolidated affiliates	593	1,046
Income tax provision	(24)	(190)
Income (loss) from investments in unconsolidated affiliates	4	(8)
Net income	573	848
Less: net income (loss) attributable to noncontrolling interests	2	(3)
Net income attributable to Fiserv, Inc.	$571	$851

Net income attributable to Fiserv, Inc. per share:
Basic	$1.07	$1.52
Diluted	$1.07	$1.51

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	534.3	561.3
Diluted	535.4	564.7
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $18 million and $36 million for the three months ended March 31, 2026 and 2025, respectively (see Note 6).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$573	$848
Other comprehensive (loss) income:
Fair market value adjustment on derivatives	(17)	3
Reclassification adjustment for net realized losses on cash flow hedges included in cost of processing and services	4	2
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense	3	3
Tax impacts of derivatives	3	(2)
Foreign currency translation	(17)	197
Tax impacts of foreign currency translation (see Note 7)	(26)	40
Total other comprehensive (loss) income	(50)	243
Comprehensive income	$523	$1,091
Less: net income (loss) attributable to noncontrolling interests	2	(3)
Less: other comprehensive income attributable to noncontrolling interests	1	17
Comprehensive income attributable to Fiserv, Inc.	$520	$1,077
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$829	$798
Trade accounts receivable, less allowance for doubtful accounts	3,882	3,981
Prepaid expenses and other current assets	3,411	3,396
Settlement assets	16,660	16,479
Total current assets	24,782	24,654
Property and equipment, net	3,225	3,084
Customer relationships, net	4,828	5,093
Other intangible assets, net	5,154	5,068
Goodwill	37,602	37,703
Contract costs, net	1,056	1,039
Investments in unconsolidated affiliates	1,028	1,046
Other long-term assets	2,873	2,446
Total assets	$80,548	$80,133
Liabilities and Equity
Accounts payable and other current liabilities	$4,591	$5,307
Short-term and current maturities of long-term debt	1,323	1,239
Contract liabilities	844	865
Settlement obligations	16,660	16,479
Total current liabilities	23,418	23,890
Long-term debt	27,859	27,758
Deferred income taxes	1,688	1,478
Long-term contract liabilities	243	259
Other long-term liabilities	1,119	939
Total liabilities	54,327	54,324
Commitments and Contingencies (see Note 17)
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,211	23,260
Accumulated other comprehensive loss	(1,035)	(984)
Retained earnings	27,626	27,055
Treasury stock, at cost, 251 million and 250 million shares, respectively	(23,609)	(23,547)
Total Fiserv, Inc. shareholders’ equity	26,201	25,792
Noncontrolling interests	20	17
Total equity	26,221	25,809
Total liabilities and equity	$80,548	$80,133
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$573	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	508	437
Amortization of acquisition-related intangible assets	311	331
Amortization of financing costs and debt discounts	12	11
Share-based compensation	118	124
Deferred income taxes	(58)	(37)
Net gain on sale of assets	(83)	(20)
(Income) loss from investments in unconsolidated affiliates	(4)	8
Distributions from unconsolidated affiliates	8	10
Non-cash foreign currency exchange (gains) losses	(21)	38
Other operating activities	15	9
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	108	(146)
Prepaid expenses and other assets	(175)	(465)
Contract costs	(74)	(72)
Accounts payable and other liabilities	(606)	(445)
Contract liabilities	(33)	17
Net cash provided by operating activities	599	648
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(458)	(335)
Proceeds from sale of assets	187	—
Merchant cash advances, including Clover Capital program	(291)	—
Repayment of merchant cash advances, including Clover Capital program	294	—
Settlement anticipation cash advances, net	63	(243)
Payments for acquisition of businesses, net of cash acquired	—	(316)
Distributions from unconsolidated affiliates	4	—
Purchases of investments	(3)	(32)
Proceeds from sale of investments	8	—
Other investing activities	(5)	1
Net cash used in investing activities	(201)	(925)
Cash flows from financing activities:
Debt proceeds	409	776
Debt repayments	(633)	(955)
Net borrowings from commercial paper and short-term borrowings	107	2,696
Proceeds from issuance of treasury stock	12	24
Purchases of treasury stock, including employee shares withheld for tax obligations	(240)	(2,352)
Settlement activity, net	(578)	434
Other financing activities	—	4
Net cash (used in) provided by financing activities	(923)	627
Effect of exchange rate changes on cash and cash equivalents	(27)	26
Net change in cash and cash equivalents	(552)	376
Cash and cash equivalents, beginning balance	2,802	2,993
Cash and cash equivalents, ending balance	$2,250	$3,369
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2026 and 2025 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Noncontrolling interests in entities of which the Company maintains a majority controlling financial interest represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries and are presented as a separate line item within the consolidated statements of income and as a component of equity in the consolidated balance sheets.
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
The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

(In millions)	March 31, 2026	December 31, 2025	March 31, 2025
Cash and cash equivalents on the consolidated balance sheets	$829	$798	$1,177
Cash and cash equivalents included in settlement assets	1,400	1,978	2,190
Restricted cash	21	26	2
Total cash and cash equivalents on the consolidated statements of cash flows	$2,250	$2,802	$3,369

Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $91 million and $84 million at March 31, 2026 and December 31, 2025, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Prepaid maintenance, postage and insurance	$437	$334
Other prepaid expenses	278	269
Total prepaid expenses (1)	715	603
Income tax receivables (2)	121	148
Net merchant cash advances, including Clover Capital program	560	564
Settlement anticipation cash advances	1,200	1,223
Other current assets	815	858
Total other current assets	2,696	2,793
Total prepaid expenses and other current assets	$3,411	$3,396
(1)Prepaid expenses represent advance payments for goods and services to be consumed in the future.
(2)Includes receivables associated with transferable federal tax credits (see Note 14).
The Company offers merchants advance access to capital, primarily through its Clover Capital program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under its merchant cash advance programs, including Clover Capital, were $595 million and $598 million at March 31, 2026 and December 31, 2025, respectively. The Company maintained a reserve of $35 million and $34 million at March 31, 2026 and December 31, 2025, respectively, based on an estimate of uncollectible amounts. For the three months ended March 31, 2026, merchant cash advances, which are generally collected over a period of six to twelve months, are presented on a gross basis within investing activities in the consolidated statement of cash flows. For the three months ended March 31, 2025, merchant cash advances were presented on a net basis, along with settlement anticipation cash advances as described below, within investing activities in the consolidated statement of cash flows.
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
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The amount of merchant collateral available to the Company was $568 million and $588 million at March 31, 2026 and December 31, 2025, respectively. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $34 million and $28 million for the three months ended March 31, 2026 and 2025, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchant payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and other current liabilities in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $51 million and $46 million at March 31, 2026 and December 31, 2025, respectively.
Property and Equipment
Property and equipment is reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. During the three months ended March 31, 2026, the Company entered into sale leaseback arrangements for certain of its facilities for an aggregate net sales price of $201 million. The sale of these facilities in the first quarter of 2026 resulted in an aggregate gain of $83 million recorded within net gain on sale of assets in the consolidated statement of income. The leasebacks of these facilities are classified as operating leases and are recorded as right-of-use assets and lease liabilities in the consolidated balance sheet.
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
During its annual impairment assessment as of October 1, 2025, the Company performed a quantitative test for each of its reporting units and determined that its goodwill was not impaired as the estimated fair values exceeded the respective carrying values for each of the Company’s reporting units. Subsequently, the Company determined that a triggering event occurred during the fourth quarter of 2025 due to a sustained decline in its stock price, and therefore performed an additional quantitative goodwill impairment test for all reporting units as of December 31, 2025. The Company determined that its goodwill was not impaired as of December 31, 2025 as the estimated fair values exceeded the respective carrying values for each of the Company’s reporting units. At December 31, 2025, fair values exceeded carrying values by less than 15% for eight of the Company’s reporting units with an aggregate goodwill balance of $18.5 billion.
The Company determined that there have been no material events or changes during the first quarter of 2026 that would impact the estimates and assumptions used in the goodwill impairment test as of December 31, 2025. However, it is reasonably possible that future developments related to changes in forecasted revenue growth rates or operating margins; the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; sustained decreases in the Company’s stock price; or significant changes in the composition of, or assumptions used in, the quantitative test for certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment in subsequent periods. There is no accumulated goodwill impairment for the Company through March 31, 2026.

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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange gains (losses) of $21 million and $(18) million for the three months ended March 31, 2026 and 2025, respectively, which is included within other income (expense), net in the consolidated statements of income.
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
Redeemable Noncontrolling Interest
The minority partner in one of the Company’s merchant alliance joint ventures previously maintained a redeemable noncontrolling 1% interest which was presented outside of equity and carried at its estimated redemption value. The minority partner was entitled to a contractually determined share of the entity’s income, and the joint venture agreement contained redemption features whereby the interest held by the minority partner was redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that was not solely within the Company’s control.
Effective June 2024, the Company and the merchant alliance joint venture minority partner mutually agreed to terminate the joint venture agreement on September 1, 2024. Under the provisions of the separation agreement, the Company redeemed the minority partner’s membership interest in exchange for a future distribution of certain merchant contracts. The distribution of certain merchant contracts for the redemption of the minority partner’s membership interest was settled in the third quarter of 2025, resulting in a gain of $89 million recorded within net gain on sale of assets in the consolidated statement of income. There was no associated tax impact on this gain. The Company maintains an ongoing relationship with the former minority partner to provide processing and other support services following the termination of the joint venture agreement.

Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended March 31,
(In millions)	2026	2025
Interest expense	$(361)	$(339)
Interest income	14	8
Interest expense, net	$(347)	$(331)
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses on current trade receivables and contract assets by assuming that current conditions persist over the life of these assets. For all entities, the provisions within ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and for interim reporting periods within those annual reporting periods. The provisions within ASU 2025-05 are required to be applied prospectively. The Company adopted ASU 2025-05 effective January 1, 2026, and the adoption did not have a material impact on the Company’s consolidated financial statements.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Solutions (“Merchant”) and the Financial Solutions (“Financial”) reportable segments (see Note 18). The table below presents the Company’s revenue disaggregated by business line and includes a reconciliation with its reportable segments. The Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned in the U.S., with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 16% and 14% of total revenue for the three months ended March 31, 2026 and 2025, respectively.

(In millions)	Three Months Ended March 31,
Revenue by Business Line	2026	2025
Small Business	$1,609	$1,594
Enterprise	512	502
Processing	252	276
Total Merchant Solutions segment revenue	$2,373	$2,372
Digital Payments	$947	$995
Issuing	769	814
Banking	586	608
Total Financial Solutions segment revenue	$2,302	$2,417
Corporate and Other	$352	$341
Total Revenue (1)	$5,027	$5,130
(1)Total revenue includes $324 million and $331 million for the three months ended March 31, 2026 and 2025, respectively, which represent revenue recognized outside the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Such revenue primarily consists of interest-related income earned on merchant and settlement anticipation cash advances, on short-term investments of subscriber funds and intermediary settlement cash balances, and lease income associated with point-of-sale (“POS”) terminal equipment.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	March 31, 2026	December 31, 2025
Contract assets	$915	$885
Contract liabilities	1,087	1,124
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily relate to customer discounts (contract incentives) where revenue is recognized and payment of consideration under the contract is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $322 million of revenue during the three months ended March 31, 2026 that was included in the contract liabilities balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at March 31, 2026:

(In millions)
Year Ending December 31,
Remainder of 2026	$1,962
2027	2,133
2028	1,573
2029	965
Thereafter	967
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
4. Acquisitions and Other Transactions
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
Acquisitions of Businesses
Acquisition of StoneCastle
On December 17, 2025, the Company acquired StoneCastle Cash Management, LLC, INDX Processing, LLC and StoneCastle Trust Co. (collectively, “StoneCastle”), a provider of deposit funding solutions, for $416 million, net of $4 million of acquired cash. StoneCastle is included within the Financial segment and provides its network of depository institutions easy access to stable, cost efficient deposit funding.
The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets of approximately $165 million, primarily acquired software and technology with an estimated useful life of 7 years, approximately $247 million of goodwill and $8 million of other net assets, including acquired cash. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, which is expected to be deductible for tax purposes, is primarily attributed to the anticipated value created by enabling the Company to offer technology-enabled deposit funding solutions to both its financial institution customers and merchant acquiring enterprise clients.
Acquisition of CCV
On March 18, 2025, the Company acquired CCV Group B.V. (“CCV”), a Netherlands-based supplier of POS payment solutions, for $219 million, net of $34 million of acquired cash. CCV is included within the Merchant segment and expands the Company’s network of payment solutions.
During the first quarter of 2026, the Company identified and recorded measurement period adjustments to the preliminary CCV purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in a decrease to identifiable intangible assets of $15 million, an increase in goodwill of $14 million, and an increase in other net assets of $1 million. Such measurement period adjustments did not have a material impact on the Company’s consolidated statement of income. The allocation of the purchase price was finalized in the first quarter of 2026 and resulted in the recognition of identifiable intangible assets, including customer relationships, of $103 million with a useful life of 8 years, acquired software and technology of $2 million with a useful life of 1 year and an acquired trademark of $4 million with a useful life of 2 years; $120 million of goodwill; and $24 million of other net assets, including acquired cash. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by enabling the Company’s ability to accelerate the deployment of its Clover® POS and business management platform, providing enhanced capabilities and innovation to an expansive combined merchant and partner base across Europe.
Acquisition of Payfare
On March 2, 2025, the Company acquired Payfare, Inc. (“Payfare”), a Canada-based provider of program management solutions powering instant access to earnings and banking solutions for workforces, for a purchase price of $95 million, net of $46 million of acquired cash. Payfare is included within the Financial segment and expands the Company’s embedded finance capabilities.
The allocation of the purchase price was finalized in the fourth quarter of 2025 and resulted in the recognition of identifiable intangible assets, including acquired software and technology of $22 million with a useful life of 7 years and customer relationships of $14 million with a useful life of 14 years; $56 million of goodwill; and $49 million of other net assets, including acquired cash. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by further enhancing the Company’s finance solutions in embedded banking, payments and lending for large enterprises and financial institutions.
Other Acquisitions
On October 1, 2025, the Company acquired a portion of The Toronto-Dominion Bank’s merchant processing business in Canada (“TD Merchant Canada”). TD Merchant Canada is included within the Merchant segment and expands the footprint of the Company’s Clover platform. On September 25, 2025, the Company acquired the Smith Consulting Group, LLC business (“SCG”), an operational consulting service utilized by community banks and credit unions across the U.S. SCG is included within the Financial segment and supports the Company’s ability to provide consultative engagement to enhance community banks’ and credit unions’ strategic investments. On September 4, 2025, the Company acquired CardFree Inc. (“CardFree”), an all-in-one platform delivering integrated order, payment and loyalty solutions for merchants. CardFree is included within the Merchant segment and further expands the capabilities of the Company’s Clover platform across the hospitality, restaurant and lodging industries. On June 4, 2025, the Company acquired Money Money Serviços Financeiros S.A. (“Money Money”), a Brazil-based provider of risk analysis and credit decisioning solutions. Money Money is included within the Merchant segment and expands the Company’s payment and financial service capabilities, enabling access to working capital and other payment solutions for small and medium-sized businesses. On April 4, 2025, the Company acquired Pinch Payments NZ Limited (together with Zootive Pty Ltd, “Pinch Payments”), an Australia-based payment facilitator. Pinch Payments is included within the Merchant segment and expands the Company’s flexible payment services for its partners and clients, and presence within the Asia-Pacific region.

The Company acquired these businesses for an aggregate purchase price, including deferred payments, of $127 million, including earn-out provisions estimated at a fair value of $35 million (see Note 8). The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets, including software and technology of $31 million with a weighted average useful life of 7 years and customer relationships of $18 million with a weighted average useful life of 6 years; $73 million of goodwill; and $5 million of other net assets. The purchase price allocations for Money Money and Pinch Payments were finalized in the third quarter of 2025, for SCG in the fourth quarter of 2025, and for CardFree and TD Merchant Canada in the first quarter of 2026. Measurement period adjustments in the first quarter of 2026 did not have a material impact on the Company’s consolidated statement of income. Goodwill for these acquisitions is primarily attributed to the anticipated value created by expanding the reach of the Company’s Clover POS and business management platform and further enabling the Company’s payment solutions, financial service capabilities and advisory services for financial institutions. For tax purposes, goodwill related to the SCG and TD Merchant Canada acquisitions is deductible; however, goodwill related to the Money Money, Pinch Payments and CardFree acquisitions is not deductible.
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
5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2026
Customer relationships	$14,707	$9,879	$4,828
Acquired software and technology	2,189	1,447	742
Trade names	621	468	153
Purchased software	1,435	413	1,022
Capitalized software and other intangibles	5,236	1,999	3,237
Total	$24,188	$14,206	$9,982

December 31, 2025
Customer relationships	$14,773	$9,680	$5,093
Acquired software and technology	2,150	1,356	794
Trade names	633	458	175
Purchased software	1,397	441	956
Capitalized software and other intangibles	5,040	1,897	3,143
Total	$23,993	$13,832	$10,161
Amortization expense associated with the above identifiable intangible assets was $573 million and $559 million for the three months ended March 31, 2026 and 2025, respectively.
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

Merchant Alliances
The Company maintains ownership interests in certain merchant alliances, which combine the processing capabilities and management expertise of the Company with the visibility and distribution channel of a financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The formation of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner of the alliance to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. Fees charged to merchant alliances, based on contractual pricing, are recognized in the Company’s consolidated statements of income primarily as processing and services revenue, and totaled $18 million and $32 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s investment in its merchant alliances was $723 million and $736 million at March 31, 2026 and December 31, 2025, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
The Company maintained a 40% ownership interest in the Wells Fargo Merchant Services merchant alliance (“WFMS”), which was accounted for as an equity method investment. The Company acquired its ownership, at fair value, in WFMS through its 2019 acquisition of First Data Corporation. In 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided the Company with a notice of non-renewal for WFMS and upon the expiration of the joint venture in April 2025, the Company received a cash payment of $453 million.
Other Equity Method Investments
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. The Company’s net investment in the Lending Joint Ventures was $83 million and $88 million at March 31, 2026 and December 31, 2025, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets. The Company has guaranteed the debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations (see Note 8). In addition, the Company maintains other strategic investments accounted for under the equity method. The Company’s aggregate investments in such entities was $212 million and $208 million at March 31, 2026 and December 31, 2025, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $114 million and $126 million at March 31, 2026 and December 31, 2025, respectively, and are primarily included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other income (expense), net in the consolidated statements of income for the period. Adjustments made for observable price changes to the values recorded for certain equity securities and net gains or losses from sales of equity securities were not significant during each of the three months ended March 31, 2026 and 2025.
7. Derivatives and Hedging Instruments
In order to limit exposure to risk, the Company maintains derivative instruments with creditworthy institutions to hedge against changing interest rates and foreign currency rate fluctuations. The Company utilizes forward exchange contracts, fixed-to-fixed cross-currency rate swap contracts, fixed-to-floating interest rate swap contracts and other non-derivative hedging instruments to manage such risk. The Company has designated these instruments as cash flow hedges, net investment hedges, or fair value hedges, as further described below. Derivative instruments maintained by the Company are measured on a recurring basis and are recorded at fair value either as an asset or liability in the consolidated balance sheets (see Note 8).
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $381 million and $323 million at March 31, 2026 and December 31, 2025, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2026, the Company estimates that it will recognize losses of approximately $19 million in cost of processing and services during the next 12 months as foreign exchange forward contracts settle.

The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. In 2019, concurrent with the issuance of U.S. dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. The unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $85 million and $88 million at March 31, 2026 and December 31, 2025, respectively. Based on the amounts recorded in accumulated other comprehensive loss at March 31, 2026, the Company estimates that it will recognize approximately $12 million in net interest expense during the next 12 months related to settled interest rate hedge contracts.
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
The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

(In millions)	March 31, 2026	December 31, 2025
Currency
Euros	940	940
Singapore Dollars	828	828
Canadian Dollars	405	405
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
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Cross-currency rate swap contracts	$15	$(21)
Foreign currency-denominated debt	63	(97)
The Company recorded income tax impacts of $(26) million and $40 million during the three months ended March 31, 2026 and 2025, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes and fixed-to-fixed cross-currency rate swap contracts.
Fair Value Hedges
The Company maintains fixed-to-floating interest rate swap contracts in the aggregate notional amount of $775 million, designated as fair value hedges, to economically change a portion of its fixed rate senior notes to variable rate debt. Net changes in the fair value of the fixed-to-floating rate swaps ($1 million loss for the three months ended March 31, 2026), along with the offsetting change in the fair value of the hedged senior notes, attributable to changes in the designated benchmark interest rate, were recognized in interest expense, net within the consolidated statement of income.
The notional amounts of the hedged fixed rate senior notes were as follows:

(In millions)	March 31, 2026	December 31, 2025
Hedged Notes
5.150% senior notes due August 2034	$250	$—
5.250% senior notes due August 2035	525	—
Subsequent to March 31, 2026, the Company entered into additional fixed-to-floating interest rate swap contracts in the aggregate notional amount of $725 million, which were designated as fair value hedges, to economically change an additional portion of its fixed rate senior notes to variable rate debt.
The Company previously maintained a fixed-to-fixed cross-currency rate swap contract in the notional amount of 525 million British Pounds, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes, which matured in July 2025. Net changes in the fair value of the cross-currency rate swaps ($20 million gain for the three months ended March 31, 2025), along with the offsetting change in the fair value of the hedged notes, attributable to fluctuations in the respective foreign currency spot rates were recognized in other income (expense), net within the consolidated statement of income.
8. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 7) are measured on a recurring basis based on benchmark interest rates, foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated using a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Assets
Cross-currency rate swap contracts designated as net investment hedges	Other long-term assets	Level 2	$3	$—
Fixed-to-floating interest rate swap contract designated as fair value hedge	Other long-term assets	Level 2	1	—
Liabilities
Cross-currency rate swap contracts designated as net investment hedges	Accounts payable and other current liabilities	Level 2	$26	$29
Forward exchange contracts designated as cash flow hedges	Accounts payable and other current liabilities	Level 2	19	10
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	5	1
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	67	81
Fixed-to-floating interest rate swap contracts designated as fair value hedges	Other long-term liabilities	Level 2	2	—
Contingent consideration	Accounts payable and other current liabilities	Level 3	6	6
Contingent consideration	Other long-term liabilities	Level 3	29	29
Contingent debt guarantee	Other long-term liabilities	Level 3	5	6
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). A portion of the Company’s senior notes are designated under a fair value hedging relationship (see Note 7), and therefore changes in fair value attributable to changes in the designated benchmark interest rate are included in the carrying value of the hedged senior notes within the consolidated balance sheet. The carrying value of the Company’s foreign lines of credit, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $26.0 billion and $26.4 billion at March 31, 2026 and December 31, 2025, respectively, and the carrying value was $26.9 billion at both March 31, 2026 and December 31, 2025.
Debt Guarantee Arrangements
The Lending Joint Ventures (see Note 6) maintain variable-rate term loan facilities with aggregate outstanding borrowings of $393 million in senior unsecured debt at March 31, 2026 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $44 million of aggregate outstanding borrowings on the revolving credit facilities at March 31, 2026. The Company has guaranteed the debt of the Lending Joint Ventures.
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures, which are reported within other long-term liabilities in the consolidated balance sheets. The Company has provided aggregate guarantees of $476 million associated with the debt of the Lending Joint Ventures and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.

The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $9 million and $12 million approximates the fair value at March 31, 2026 and December 31, 2025, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $4 million and $5 million during the three months ended March 31, 2026 and 2025, respectively, within other income (expense), net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances.
9. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Trade accounts payable	$930	$797
Client deposits	1,012	988
Transferable federal tax credits (see Note 14)	7	801
Accrued compensation and benefits	271	299
Accrued taxes	403	368
Accrued interest	282	417
Accrued payment network fees	303	297
Operating lease liabilities	124	126
Accrued professional fees	147	161
Other accrued expenses	1,112	1,053
Total	$4,591	$5,307

10. Debt
The Company’s debt consisted of the following at:

(In millions)	March 31, 2026	December 31, 2025
Short-term and current maturities of long-term debt:
Foreign lines of credit	$767	$762
Finance lease and other financing obligations	556	477
Total short-term and current maturities of long-term debt	$1,323	$1,239

Long-term debt:
3.200% senior notes due July 2026	$2,000	$2,000
5.150% senior notes due March 2027	750	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	575	589
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	862	883
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	575	589
4.550% senior notes due February 2031	1,000	1,000
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	919	942
3.000% senior notes due July 2031 (British Pound-denominated)	695	709
3.500% senior notes due June 2032 (Euro-denominated)	890	912
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
5.150% senior notes due August 2034	900	900
5.250% senior notes due August 2035	1,000	1,000
4.000% senior notes due June 2036 (Euro-denominated)	747	765
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	560	326
Euro commercial paper notes	682	839
Revolving credit facility	221	188
Unamortized discount and deferred financing costs	(161)	(169)
Fair value hedge accounting adjustments (see Note 8)	(1)	—
Finance lease and other financing obligations	1,745	1,635
Total long-term debt	$27,859	$27,758
The Company was in compliance with all financial debt covenants during the three months ended March 31, 2026.
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
At March 31, 2026, the 3.200% senior notes due July 2026 and 5.150% senior notes due March 2027 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis, and the ability to do so under its revolving credit facility.
The indentures governing the Company’s senior notes contain covenants that, among other matters, limit (i) the Company’s ability to consolidate or merge with or into, or convey, transfer or lease all or substantially all of its properties and assets to, another person, (ii) the Company’s and certain of its subsidiaries’ ability to create or assume liens, and (iii) the Company’s and certain of its subsidiaries’ ability to engage in sale and leaseback transactions. The Company may, at its option, redeem the senior notes, in whole or in part, at any time and from time to time at the applicable redemption price. Interest on the Company’s U.S. dollar-denominated senior notes is paid semi-annually, while interest on its Euro- and British Pound- denominated senior notes is paid annually. The interest rate applicable to certain of the senior notes is subject to an increase of up to two percent in the event that the credit rating assigned to such notes is downgraded below investment grade.
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $560 million and $326 million at March 31, 2026 and December 31, 2025, with weighted average interest rates of 4.009% and 3.851%, respectively. Outstanding borrowings under the Euro program were $682 million and $839 million at March 31, 2026 and December 31, 2025, with weighted average interest rates of 2.330% and 2.210%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in August 2030 and provides for a maximum aggregate principal amount of availability of $8.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. Outstanding borrowings under the revolving credit facility were $221 million and $188 million at March 31, 2026 and December 31, 2025, with corresponding interest rates of 4.655% and 4.685%, respectively. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.

Foreign Lines of Credit
The Company maintains various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund merchant settlement advances associated with operations in Latin America through the Company’s settlement anticipation program (see Note 1). The following table provides a summary of the outstanding borrowings and weighted average interest rates of the Company’s foreign lines of credit and other borrowing arrangements by country:

	Outstanding Borrowings (In millions)		Weighted-Average Interest Rate
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Argentina	$154	$282	35.787%	51.559%
Brazil	472	365	15.294%	15.482%
Uruguay and Other	141	115	6.242%	7.964%
Total	$767	$762	17.741%	27.727%
11. Equity
The following tables provide changes in equity during the three months ended March 31, 2026 and 2025:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2026	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	784	250	$8	$23,260	$(984)	$27,055	$(23,547)	$17	$25,809
Net income						571		2	573
Other comprehensive income					(51)			1	(50)
Share-based compensation				118					118
Shares issued under stock plans		(2)		(167)			138		(29)
Purchases of treasury stock		3					(200)		(200)
Balance at March 31, 2026	784	251	$8	$23,211	$(1,035)	$27,626	$(23,609)	$20	$26,221

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended March 31, 2025	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at December 31, 2024	784	220	$8	$23,080	$(1,413)	$23,575	$(18,182)	$618	$27,686
Net income						851		(3)	848
Other comprehensive income					226			17	243
Share-based compensation				124					124
Shares issued under stock plans		(2)		(383)			162		(221)
Purchases of treasury stock		10					(2,164)		(2,164)
Capital contribution from noncontrolling interest								5	5
Balance at March 31, 2025	784	228	$8	$22,821	$(1,187)	$24,426	$(20,184)	$637	$26,521

12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended March 31, 2026
Balance at December 31, 2025	$(71)	$(908)	$(5)	$(984)
Other comprehensive loss before reclassifications	(13)	(44)	—	(57)
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive income	(7)	(44)	—	(51)
Balance at March 31, 2026	$(78)	$(952)	$(5)	$(1,035)

Three Months Ended March 31, 2025
Balance at December 31, 2024	$(79)	$(1,327)	$(7)	$(1,413)
Other comprehensive income before reclassifications	2	220	—	222
Amounts reclassified from accumulated other comprehensive loss	4	—	—	4
Net current-period other comprehensive income	6	220	—	226
Balance at March 31, 2025	$(73)	$(1,107)	$(7)	$(1,187)
13. Share-Based Compensation
The Company recognized $118 million and $124 million of share-based compensation expense during the three months ended March 31, 2026 and 2025, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year; however, grants may also occur throughout the year. Time-based restricted stock units generally vest over a three-year period. In December 2025, the Company granted retention restricted stock units to certain employees, which fully vest after an 18-month period. At March 31, 2026, the total remaining unrecognized compensation cost for restricted stock units and performance share units, net of estimated forfeitures, of $674 million is expected to be recognized over a weighted-average period of 2.0 years.
A summary of restricted stock unit and performance share unit activity during the three months ended March 31, 2026 is as follows:

	Restricted Stock Units		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units - December 31, 2025	3,890	$156.58	2,251	$138.57
Granted	7,380	64.47	1,109	67.53
Forfeited	(124)	130.68	(127)	176.17
Vested	(1,743)	147.36	(153)	160.86
Units - March 31, 2026	9,403	$86.24	3,080	$110.11

A summary of stock option activity during the three months ended March 31, 2026 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2025	759	$90.84
Forfeited	(4)	81.92
Exercised	(36)	47.06
Stock options outstanding - March 31, 2026	719	$93.06	3.18	$—
Stock options exercisable - March 31, 2026	719	$93.06	3.18	$—
14. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Components of income tax provision (benefit):
Current:
Federal	$(2)	$124
State	43	36
Foreign	41	66
	82	226
Deferred:
Federal	171	(15)
State	9	(3)
Foreign	(238)	(19)
	(58)	(37)
Income tax provision	$24	$190

Effective income tax rate	4.0%	18.2%
The income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 4.0% and 18.2% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended March 31, 2026 included the impact of a $293 million benefit related to the release of a valuation allowance against certain foreign net operating loss carryforwards that were determined to be realizable during the first quarter of 2026. The Company monitors the realizability of deferred tax assets, taking into account all relevant factors, at each reporting period. This release was driven by a reevaluation of cumulative and future projected taxable income as a result of cross-border funding activities. This benefit was partially offset by a $39 million increase in U.S. federal unrecognized tax benefits for tax positions taken in prior years, $35 million in discrete tax expense from share-based awards and a $39 million increase in various other foreign valuation allowances. The net impact of these items in the first quarter of 2026 resulted in a lower effective income tax rate compared to the statutory income tax rate. The effective income tax rate for the three months ended March 31, 2025 included discrete tax benefits from share-based awards, resulting in a lower effective income tax rate compared to the statutory income tax rate.
Pursuant to provisions under the Inflation Reduction Act, the Company has purchased transferable federal tax credits from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the three months ended March 31, 2025. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and other current liabilities within the consolidated balance sheets.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $138 million and $97 million at March 31, 2026 and December 31, 2025, respectively. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $3 million over the next 12 months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of March 31, 2026, the Company’s U.S. federal income tax returns for 2020 and 2025, and tax returns in certain states and foreign jurisdictions for 2017 through 2025, remain subject to examination by taxing authorities.
15. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	534.3	561.3
Common stock equivalents	1.1	3.4
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	535.4	564.7
For the three months ended March 31, 2026 and 2025, restricted stock units for 5.3 million and 688 thousand shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
16. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
(In millions)	2026	2025
Interest paid	$487	$454
Net income taxes paid, including transferable federal tax credits	761	727
Treasury stock purchases settled after the balance sheet date	—	39
Software obtained under financing arrangements	103	513
Hardware obtained under financing arrangements	—	70
Right-of-use assets obtained in exchange for lease liabilities - operating leases	160	23
Right-of-use assets obtained in exchange for lease liabilities - finance leases	309	214
17. Commitments and Contingencies
Litigation and Investigation Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $26 million and $25 million at March 31, 2026 and December 31, 2025, respectively, related to its various legal proceedings. The Company’s estimate of the possible range of exposure for various legal proceedings in excess of amounts accrued is $0 million to approximately $160 million. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
On July 24, 2025, a federal securities law complaint was filed against the Company and Frank J. Bisignano (the Company’s former Chairman and Chief Executive Officer), Michael P. Lyons, Robert W. Hau (the Company’s former Chief Financial Officer), and Kenneth F. Best in the United States District Court for the Southern District of New York. The complaint is brought on behalf of a putative class of purchasers of Company securities from July 22, 2024 to July 24, 2025 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges, among other things, that certain statements made by the Company about the growth of its Clover business management platform were false and/or misleading and led to a decline in the Company’s stock price over the purported class period. On November 17, 2025, lead plaintiffs were appointed in the action and it was assigned the caption In re Fiserv, Inc. Securities Litigation, No. 1:25-cv-06094.

On November 4, 2025 and November 14, 2025, federal securities law complaints were filed against the Company and Messrs. Lyons and Hau in the United States District Court for the Eastern District of Wisconsin. The complaints are brought on behalf of a putative class of purchasers of Company securities from July 23, 2025 to at latest October 29, 2025, and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaints allege, among other things, that certain statements made by the Company in connection with its second quarter 2025 earnings were false and/or misleading and led to a decline in the Company’s stock price over the purported class period. On February 5, 2026, the actions were consolidated under the caption In re Fiserv, Inc. Securities Litigation, No. 25-cv-1716. On April 28, 2026, an order was entered transferring the consolidated action to the Southern District of New York.
Between December 10, 2025 and February 3, 2026, derivative complaints were filed by purported Company shareholders Richard Martin, Nathan Silva, and Gary Peterson in the United States District Court for the Eastern District of Wisconsin. On December 30, 2025, Mr. Martin filed an amended derivative complaint. On February 27, 2026 and April 14, 2026, derivative complaints were filed by purported Company shareholders Scott Kracht, Karen Artman, and Jenny Zhang in the Wisconsin Circuit Court for Milwaukee County. The actions name Messrs. Bisignano and Lyons, and certain other current and former officers and directors of the Company as individual defendants, and the Company as the nominal defendant, and generally allege that certain individual defendants breached their fiduciary duties and violated the Exchange Act in connection with, among other things, factual allegations made in the In re Fiserv, Inc. Securities Litigation actions. The actions also allege that certain individual defendants are liable for trading in Company stock at artificially inflated prices.
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
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled $1.3 billion and $1.7 billion at March 31, 2026 and December 31, 2025, respectively.
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
The businesses in the Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines (operating segments) aggregated within the Financial segment consist of the following:
•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers
•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; government payment processing; and student loan processing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing

Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition activity; certain services revenue associated with various dispositions; expenses associated with the Company’s One Fiserv transformation initiative; and postage reimbursements. The Company’s One Fiserv action plan is a comprehensive, strategic initiative aimed to enhance client service, accelerate product development, address operational inefficiencies, and optimize capital management.
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

Operating results for each reportable segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended March 31, 2026
Revenues:
Processing and services revenue	$2,108	$1,962
Product revenue	265	340
Reportable segment revenue	$2,373	$2,302	$4,675
Corporate and Other revenue (1)			352
Total Company revenue			$5,027
Expenses:
Personnel expenses (2)	362	543
Direct costs (3)	868	176
Depreciation and amortization expense	125	135
Other operating expense (4)	197	125
Allocations from Corporate and Other (5)	195	446

Reportable segment operating income	$626	$877	$1,503
Corporate and Other operating loss (6)			(585)
Interest expense, net			(347)
Other income, net (7)			22
Income before income taxes and income from investments in unconsolidated affiliates			$593

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended March 31, 2025
Revenues:
Processing and services revenue	$2,053	$1,992
Product revenue	319	425
Reportable segment revenue	$2,372	$2,417	$4,789
Corporate and Other revenue (1)			341
Total Company revenue			$5,130
Expenses:
Personnel expenses (2)	330	498
Direct costs (3)	823	189
Depreciation and amortization expense	96	122
Other operating expense (4)	147	88
Allocations from Corporate and Other (5)	166	372

Reportable segment operating income	$810	$1,148	$1,958
Corporate and Other operating loss (6)			(563)
Interest expense, net			(331)
Other expense, net (7)			(18)
Income before income taxes and loss from investments in unconsolidated affiliates			$1,046
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
(6)Includes amortization of acquisition-related intangible assets; costs associated with acquisition activity; unallocated corporate expenses; expenses associated with the Company’s One Fiserv transformation initiative; and gains or losses on sale of assets.
(7)Includes foreign currency transaction gains and losses, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain equity method investments.

Other significant items include:

	Three Months Ended March 31,
(In millions)	2026	2025
Depreciation and amortization:
Merchant (1)	$142	$112
Financial (1)	177	163
Corporate and Other (2)	512	504
Total Company	$831	$779

Capital expenditures, including capitalized software and other intangibles:
Merchant	$151	$95
Financial	193	145
Corporate and Other	114	95
Total Company	$458	$335
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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; our ability to successfully implement and achieve the expected benefits associated with our One Fiserv action plan; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business, including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, taxes, trade policies and tariffs, a recession, bank failures, or international hostilities, and the impact they may have on us and our employees, clients, vendors, supply chain, operations and sales; our ability to use artificial intelligence to improve our products and services and enhance our operations; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our growth strategies; our ability to attract and retain key personnel; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:
•Overview. This section contains background information on our company and the products and services that we provide, acquisitions, and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.
•Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2025 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three months ended March 31, 2026 to the comparable period in 2025.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at March 31, 2026.
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
The businesses in our Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; software-as-a-service; POS devices; and pay-by-bank solutions. The business lines aggregated within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors (“ISVs”), including Clover, our POS and business management platform for small business clients
•Enterprise – provides products and services to large businesses, including our integrated omnichannel operating system for enterprise clients
•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
We distribute the products and services in the Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, ISVs, independent sales organizations, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements.
The businesses in our Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines aggregated within the Financial segment consist of the following:
•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers
•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; government payment processing; and student loan processing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when we evaluate segment performance, such as gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition activity; certain services revenue associated with various dispositions; expenses associated with our One Fiserv transformation initiative; and postage reimbursements.
One Fiserv Action Plan
In the third quarter of 2025, we launched the One Fiserv action plan designed to prioritize and enhance client focus across five strategic pillars. The One Fiserv action plan centers our investments in areas that build on Fiserv’s strengths, including: operating with a client-first mindset to grow our client base and average revenue per client; building the pre-eminent small business operating platform through Clover®; modernizing existing platforms and launching innovative solutions to drive value for our clients, including embedded finance and stablecoin; increasing efficiency enabled by AI; and employing disciplined capital allocation for the long-term.
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
We acquired these businesses for an aggregate purchase price, including deferred payments, of $857 million, net of $84 million of acquired cash and including earn-out provisions estimated at a fair value of $35 million.
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
In the third quarter of 2024, Wells Fargo Bank, National Association (“Wells Fargo”) provided us with a notice of non-renewal for the Wells Fargo Merchant Services merchant alliance (“WFMS”), which was accounted for as an equity method investment. Upon the expiration of the joint venture in April 2025, we received a cash payment of $453 million. In connection with the non-renewal of WFMS, we entered into a multi-year agreement with Wells Fargo to provide processing for current and future merchant clients as well as other services to Wells Fargo’s merchant business.
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
Additionally, there are numerous software-as-a-service solution providers in the industry, many of which have chosen to integrate merchant acquiring into their software as a way to generate revenue from existing client relationships. Such providers are referred to as ISVs, and we believe there are numerous potential distribution partnership opportunities to cross-sell multiple value-added solutions available to us.
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
Changes in Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2025, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. For example, we estimate the fair values of identifiable assets acquired and liabilities assumed in connection with acquisitions of businesses and may record purchase accounting adjustments during the measurement period, which may be up to one year from the acquisition date. Additionally, we review the carrying value of goodwill for impairment by comparing the estimated fair values of our reporting units to their respective carrying values. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates, and future economic and market conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
The following table presents certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes. The unaudited financial results presented below have been affected by acquisitions, expenses associated with our One Fiserv transformation initiative, net gain on sale of assets, and foreign currency fluctuations.

	Three Months Ended March 31,
	2026	2025	Percentage of Revenue (1)		Increase (Decrease) (2)
(In millions)			2026	2025	$	%
Revenue:
Processing and services	$4,070	$4,045	81.0%	78.8%	$25	1%
Product	957	1,085	19.0%	21.2%	(128)	(12)%
Total revenue	5,027	5,130	100.0%	100.0%	(103)	(2)%
Expenses:
Cost of processing and services	1,610	1,389	39.6%	34.3%	221	16%
Cost of product	697	684	72.8%	63.0%	13	2%
Sub-total	2,307	2,073	45.9%	40.4%	234	11%
Selling, general and administrative	1,885	1,682	37.5%	32.8%	203	12%
Net gain on sale of assets	(83)	(20)	(1.6)%	(0.4)%	63	n/m
Total expenses	4,109	3,735	81.7%	72.8%	374	10%
Operating income	918	1,395	18.3%	27.2%	(477)	(34)%
Interest expense, net	(347)	(331)	(6.9)%	(6.5)%	16	5%
Other income (expense), net	22	(18)	0.4%	(0.4)%	(40)	n/m
Income before income taxes and income (loss) from investments in unconsolidated affiliates	593	1,046	11.8%	20.4%	(453)	(43)%
Income tax provision	(24)	(190)	(0.5)%	(3.7)%	(166)	(87)%
Income (loss) from investments in unconsolidated affiliates	4	(8)	0.1%	(0.2)%	(12)	n/m
Net income	573	848	11.4%	16.5%	(275)	(32)%
Less: net income (loss) attributable to noncontrolling interests	2	(3)	—%	(0.1)%	5	n/m
Net income attributable to Fiserv, Inc.	$571	$851	11.4%	16.6%	$(280)	(33)%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.
(2)n/m - Not meaningful

	Three Months Ended March 31,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2026	$2,373		$2,302		$352	$5,027
2025	2,372		2,417		341	5,130
Revenue growth (decline)	$1		$(115)		$11	$(103)
Revenue growth (decline) percentage	—%		(5)%			(2)%
Operating income (loss):
2026	$626		$877		$(585)	$918
2025	810		1,148		(563)	1,395
Operating income decline	$(184)		$(271)		$(22)	$(477)
Operating income decline percentage	(23)%		(24)%			(34)%
Operating margin:
2026	26.4%		38.1%			18.3%
2025	34.2%		47.5%			27.2%
Operating margin decline (1)	(780)	bps	(940)	bps		(890)	bps
(1)Represents the basis point decline in operating margin.
Operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue decreased $103 million, or 2%, in the first quarter of 2026 compared to the first quarter of 2025, primarily due to a decrease in data and analytics sales and license revenue. Revenue was flat in our Merchant segment and decreased 5% in our Financial segment in the first quarter of 2026 compared to the prior year period.
Revenue in our Merchant segment was flat in the first quarter of 2026 compared to the first quarter of 2025. Small Business contributed 1% growth to Merchant segment revenue in the first quarter of 2026, primarily driven by volume growth, including from our Clover POS and business management platform, as well as the expansion of our merchant relationships through value-added services. Enterprise contributed slight growth to Merchant segment revenue in the first quarter of 2026, primarily driven by transaction growth, offset by a decrease in data and analytics sales. Revenue in Small Business and Enterprise were negatively impacted by a decrease in anticipation revenue associated with our operations in Latin America, caused by lower inflation and interest rates. Processing contributed a 1% decline to Merchant segment revenue in the first quarter of 2026, primarily driven by a decrease in hardware sales.
Revenue in our Financial segment decreased $115 million, or 5%, in the first quarter of 2026 compared to the first quarter of 2025. Digital Payments and Issuing each contributed a 2% decline to Financial segment revenue in the first quarter of 2026, while Banking contributed a 1% decline to Financial segment revenue. Revenue in our Financial segment in the first quarter of 2026 was negatively impacted by a decrease in data and analytics sales and license revenue compared to the prior year period, primarily within Digital Payments and Issuing.
Revenue at Corporate and Other increased $11 million, or 3%, in the first quarter of 2026 compared to the first quarter of 2025, due to an increase in postage revenue.
Total Expenses
Total expenses increased $374 million, or 10%, in the first quarter of 2026 compared to the first quarter of 2025. Total expenses as a percentage of total revenue increased 890 basis points to 81.7% in the first quarter of 2026 compared to the prior year period. Total expenses as a percentage of total revenue were impacted by higher costs to support the client experience, including personnel costs of approximately 480 basis points; costs associated with our strategic One Fiserv transformation program of approximately 280 basis points; and data processing costs of approximately 230 basis points. Total expenses as a percentage of total revenue in the first quarter of 2026 was favorably impacted by a net gain on the sale-leaseback of certain facilities of $83 million.
Cost of processing and services as a percentage of processing and services revenue increased to 39.6% in the first quarter of 2026 compared to 34.3% in the first quarter of 2025. Cost of processing and services as a percentage of processing and services revenue was negatively impacted by higher personnel costs of approximately 270 basis points; costs associated with our strategic One Fiserv transformation program of approximately 160 basis points; and higher data processing costs of approximately 150 basis points.
Cost of product as a percentage of product revenue increased to 72.8% in the first quarter of 2026 compared to 63.0% in the first quarter of 2025. Cost of product as a percentage of product revenue in the first quarter of 2026 was negatively impacted by a decrease in total company high margin data and analytics sales and license revenue compared to the prior year period.
Selling, general and administrative expenses as a percentage of total revenue increased to 37.5% in the first quarter of 2026 compared to 32.8% in the first quarter of 2025. Selling, general and administrative expenses as a percentage of total revenue in the first quarter of 2026 was negatively impacted by higher personnel costs of approximately 200 basis points; costs associated with our strategic One Fiserv transformation program of approximately 150 basis points; and higher payments to distribution partners of approximately 100 basis points.
The first quarter of 2026 included a net gain on the sale-leaseback of certain facilities of $83 million.
Operating Income and Operating Margin
Total operating income decreased $477 million, or 34%, in the first quarter of 2026 compared to the first quarter of 2025. Total operating margin decreased 890 basis points to 18.3% in the first quarter of 2026 compared to the prior year period. Total operating income and total operating margin were negatively impacted by a decrease in high margin data and analytics sales and license revenue, along with higher costs to support the client experience, including personnel and data processing costs.
Operating income in our Merchant segment decreased $184 million, or 23%, in the first quarter of 2026 compared to the first quarter of 2025. Operating margin decreased 780 basis points to 26.4% in the first quarter of 2026 compared to the prior year period. Operating income and operating margin in our Merchant segment were negatively impacted by a decrease in high margin data and analytics sales; higher payments to distribution partners; and higher personnel costs in the first quarter of 2026 compared to the first quarter of 2025.
Operating income in our Financial segment decreased $271 million, or 24%, in the first quarter of 2026 compared to the first quarter of 2025. Operating margin decreased 940 basis points to 38.1% in the first quarter of 2026 compared to the prior year period. The decrease in operating income and operating margin in our Financial segment in the first quarter of 2026 was primarily due to a decrease in high margin data and analytics sales and license revenue compared to the first quarter of 2025, along with higher personnel and data processing costs.

The operating loss in Corporate and Other increased $22 million in the first quarter of 2026 compared to the first quarter of 2025. The operating loss in the first quarter of 2026 was negatively impacted by $142 million of costs associated with our strategic One Fiserv transformation program, partially offset by a net gain of $83 million on the sale-leaseback of certain facilities.
Interest Expense, Net
Interest expense, net increased $16 million, or 5%, in the first quarter of 2026 compared to the first quarter of 2025 due to debt financing activities, including our public offering and issuances of $2.0 billion and €2.175 billion of senior notes in August 2025 and May 2025, respectively, as well as an increase in finance lease and other financing obligations, partially offset by lower variable weighted average interest rates on our foreign lines of credit.
Other Income (Expense), Net
Other income (expense), net was $22 million and $(18) million in the first quarter of 2026 and 2025, respectively. Other income (expense), net includes the remeasurement of monetary assets and liabilities for subsidiaries located in highly inflationary economies, gains or losses from a sale or change in fair value of investments in equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange gains (losses) of $21 million and $(18) million for the three months ended March 31, 2026 and 2025, respectively.
Income Tax Provision
The income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 4.0% and 18.2% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended March 31, 2026 included the impact of a $293 million benefit related to the release of a valuation allowance against certain foreign net operating loss carryforwards that were determined to be realizable during the first quarter of 2026. This benefit was partially offset by a $39 million increase in U.S. federal unrecognized tax benefits for tax positions taken in prior years, $35 million in discrete tax expense from share-based awards and a $39 million increase in various other foreign valuation allowances. The net impact of these items in the first quarter of 2026 resulted in a lower effective income tax rate compared to the statutory tax rate. The effective income tax rate for the three months ended March 31, 2025 included discrete tax benefits from share-based awards, resulting in a lower effective income tax rate compared to the statutory income tax rate.
Income (Loss) from Investments in Unconsolidated Affiliates
Our share of income (loss) from unconsolidated affiliates accounted for using the equity method is reported as income (loss) from investments in unconsolidated affiliates, and the related tax benefit is reported within the income tax provision in the consolidated statements of income. Income (loss) from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $4 million and $(8) million in the first quarter of 2026 and 2025, respectively.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests relates to the minority partners’ share of the net income or loss in our consolidated subsidiaries and was $2 million and $(3) million in the first quarter of 2026 and 2025, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.07 and $1.51 in the first quarter of 2026 and 2025, respectively, driven by the impacts to net income attributable to Fiserv, Inc. described above. Net income attributable to Fiserv, Inc. per share-diluted also includes the impact of a reduction in our diluted weighted average outstanding shares due to our share repurchase program (3.3 million and 9.7 million shares of common stock were repurchased in the first quarter of 2026 and 2025, respectively).
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance lease and other financing obligations; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $829 million, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $3.8 billion (net of $221 million of outstanding revolver borrowings and $4.0 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due within the next 12 months and letters of credit) at March 31, 2026.
The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025	$	%
Net income	$573	$848	$(275)
Depreciation and amortization	831	779	52
Share-based compensation	118	124	(6)
Deferred income taxes	(58)	(37)	(21)
Net gain on sale of assets	(83)	(20)	(63)
(Income) loss from investments in unconsolidated affiliates	(4)	8	(12)
Distributions from unconsolidated affiliates	8	10	(2)
Non-cash foreign currency exchange (gains) losses	(21)	38	(59)
Net changes in working capital and other	(765)	(1,102)	337
Net cash provided by operating activities	$599	$648	$(49)	(8)%
Capital expenditures, including capitalized software and other intangibles	$458	$335	$123	37%

Our operating cash flow was $599 million in the first three months of 2026, a decrease of 8% compared with $648 million in the first three months of 2025. The decrease was primarily attributable to lower profitability, partially offset by a lower use of working capital compared to the first three months of 2025, including trade accounts receivable collections and timing of prepaid expenses.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, merchant and settlement anticipation cash advances, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 9% and 7% of our total revenue for the first three months of 2026 and 2025, respectively.
Share Repurchases
We repurchased 3.3 million shares of our common stock for $200 million and 9.7 million shares of our common stock for $2.2 billion during the first three months of 2026 and 2025, respectively. On February 19, 2025, our board of directors authorized the purchase of up to 60.0 million shares of our common stock. This authorization does not expire. As of March 31, 2026, we had approximately 42.6 million shares remaining under our existing repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
Acquisitions and Other Transactions
Acquisitions of Businesses
We acquired StoneCastle, TD Merchant Canada, SCG, CardFree, Money Money, Pinch Payments, CCV, and Payfare in 2025 for an aggregate purchase price, including deferred payments, of $857 million, net of $84 million of acquired cash and including earn-out provisions estimated at a fair value of $35 million. We funded these acquisitions by utilizing a combination of available cash and commercial paper. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Other Transactions
In the first quarter of 2026, we entered into sale leaseback arrangements for certain of our facilities for an aggregate net sales price of $201 million. Proceeds of $183 million received in the first quarter of 2026 were primarily used for general corporate purposes, including the repayment of debt. The remaining $18 million of proceeds are expected to be received in the second quarter of 2026.
In September 2025, we acquired the remaining 49.9% ownership interest, including cash held of $195 million, in AIBMS for $420 million. In April 2025, we acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited for $22 million. We previously held a majority controlling financial interest in each of these consolidated subsidiaries and funded these transactions utilizing a combination of available cash and proceeds from commercial paper borrowings.
In 2024, Wells Fargo provided us with a notice of non-renewal for WFMS and upon the expiration of the joint venture in April 2025, we received a cash payment of $453 million, which was primarily used to pay down indebtedness and for share repurchases.

Indebtedness
Our debt consisted of the following at:

(In millions)	March 31, 2026	December 31, 2025
Short-term and current maturities of long-term debt:
Foreign lines of credit	$767	$762
Finance lease and other financing obligations	556	477
Total short-term and current maturities of long-term debt	$1,323	$1,239

Long-term debt:
3.200% senior notes due July 2026	$2,000	$2,000
5.150% senior notes due March 2027	750	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	575	589
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	862	883
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	575	589
4.550% senior notes due February 2031	1,000	1,000
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	919	942
3.000% senior notes due July 2031 (British Pound-denominated)	695	709
3.500% senior notes due June 2032 (Euro-denominated)	890	912
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
5.150% senior notes due August 2034	900	900
5.250% senior notes due August 2035	1,000	1,000
4.000% senior notes due June 2036 (Euro-denominated)	747	765
4.400% senior notes due July 2049	2,000	2,000
U.S. dollar commercial paper notes	560	326
Euro commercial paper notes	682	839
Revolving credit facility	221	188
Unamortized discount and deferred financing costs	(161)	(169)
Fair value hedge accounting adjustments	(1)	—
Finance lease and other financing obligations	1,745	1,635
Total long-term debt	$27,859	$27,758
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
In May 2025, Fiserv Funding Unlimited Company, an indirect wholly owned subsidiary of Fiserv, Inc., completed the public offering and issuance of €2.175 billion of senior notes, comprised of €750 million aggregate principal amount of 2.875% senior notes due in June 2028 (the “2028 notes”), €775 million aggregate principal amount of 3.500% senior notes due in June 2032 (the “2032 notes”) and €650 million aggregate principal amount of 4.000% senior notes due in June 2036 (the “2036 notes”). Fiserv, Inc. has fully and unconditionally guaranteed these notes on a senior unsecured basis. We used the net proceeds from this senior notes offering for general corporate purposes, including the repayment of a portion of our commercial paper notes, 3.850% senior notes due in June 2025 and 2.250% senior notes due in July 2025.
At March 31, 2026, our debt consisted primarily of fixed-rate senior notes in the aggregate principal amount of $24.8 billion and $1.2 billion of outstanding borrowings under our commercial paper programs. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion. A portion of our senior notes, in the aggregate notional amount of $775 million, are designated as fair value hedges through fixed-to-floating interest rate swap contracts, which economically changes the hedged notes to variable rate debt. The fair value adjustments associated with our hedged senior notes, as reflected in the table above, are offset by the change in the fair value of the fixed-to-floating interest rate swap contracts.
At March 31, 2026, the 3.200% senior notes due July 2026 and 5.150% senior notes due March 2027 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis, and the ability to do so under our revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at March 31, 2026:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	17.741%	$767
U.S. dollar commercial paper notes	various	4.009%	560
Euro commercial paper notes	various	2.330%	682
Revolving credit facility	August 2030	4.655%	221
Total variable rate debt		8.285%	$2,230
We maintain various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund advances associated with operations in Latin America through our settlement anticipation program. The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at March 31, 2026:

	Weighted-Average Interest Rate	Outstanding Borrowings (In millions)
Argentina	35.787%	$154
Brazil	15.294%	472
Uruguay and Other	6.242%	141
Total	17.741%	$767
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

We also maintain a senior unsecured multicurrency revolving credit facility, which matures in August 2030 and provides for a maximum aggregate principal amount of availability of $8.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. Outstanding borrowings under the revolving credit facility were $221 million at March 31, 2026. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
During the first three months of 2026, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $393 million in senior unsecured debt at March 31, 2026 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $44 million of aggregate outstanding borrowings on the revolving credit facilities at March 31, 2026. We have guaranteed the debt of the Lending Joint Ventures. We maintained a liability of $9 million at March 31, 2026 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $5 million at March 31, 2026, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so, and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
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
The table below details our cash and cash equivalents held at:

(In millions)	March 31, 2026	December 31, 2025
Available	$335	$342
Unavailable (1)	494	456
Total	$829	$798
(1)Represents cash associated with: intermediary settlement advances; wholly owned entities subject to regulatory requirements; cash in transit; or cash in our joint ventures that is not available to fund operations outside of the respective entities unless approved by the board of directors of the relevant entity.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk refers to the risk that a change in the level of one or more market prices, interest rates, inflation, currency exchange rates, indices, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. Our senior management actively monitors certain market risks to which we are exposed, primarily from fluctuations in interest rates and foreign currency exchange rates. In order to limit our exposure to these risks, we may enter into derivative instruments with creditworthy institutions to hedge against changing interest rates and foreign currency rate fluctuations. We currently utilize forward exchange contracts, fixed-to-fixed cross-currency rate swap contracts, fixed-to-floating interest rate swap contracts and other non-derivative hedging instruments to manage risk.
Our exposure to foreign currency exchange risks generally arises from our international operations to the extent they are conducted in local currency. The major currencies to which our revenues are exposed are the Argentine Peso, Brazilian Real, British Pound, Euro and Indian Rupee. Changes in the value of underlying monetary assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions in highly inflationary economies may result in foreign currency exchange losses. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. In April 2025, the Argentine government announced economic policy changes, including the removal of certain currency controls, resulting in a significant devaluation of the Argentine Peso. Additionally, the Argentine Peso experienced significant volatility during 2025 due to the recent economic landscape in Argentina. The remeasurement of monetary assets and liabilities in highly inflationary economies, including Argentina, resulted in foreign currency exchange gains (losses) of $21 million and $(18) million for the three months ended March 31, 2026 and 2025, respectively, which is included within other income (expense), net in the consolidated statement of income.
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes to our quantitative and qualitative analyses about market risk during the three months ended March 31, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 17, Commitments and Contingencies – Litigation and Investigation Matters, which is incorporated by reference in response to this item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2026	—	$—	—	45,874,150
February 1-28, 2026	2,500,000	60.96	2,500,000	43,374,150
March 1-31, 2026	763,623	62.33	763,623	42,610,527
Total	3,263,623		3,263,623
(1)On February 19, 2025, our board of directors authorized the purchase of up to 60.0 million shares of our common stock. This authorization does not expire.
ITEM 5. OTHER INFORMATION
(c) During the three months ended March 31, 2026, none of the Company’s directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.
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
______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iii) the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Notes to Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	May 6, 2026	By:	/s/ Paul M. Todd
Paul M. Todd
Chief Financial Officer

Date:	May 6, 2026	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer