Form 10-Q
period 2026-06-30
FISERV INC
filed 2026-08-07
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
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
(262) 879-5000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FISV	The NASDAQ Stock Market LLC
1.125% Senior Notes due 2027	FISV27	The NASDAQ Stock Market LLC
2.875% Senior Notes due 2028	FISV28C	The NASDAQ Stock Market LLC
1.625% Senior Notes due 2030	FISV30	The NASDAQ Stock Market LLC
3.750% Senior Notes due 2030	FISV30A	The NASDAQ Stock Market LLC
3.000% Senior Notes due 2031	FISV31	The NASDAQ Stock Market LLC
4.500% Senior Notes due 2031	FISV31A	The NASDAQ Stock Market LLC
3.500% Senior Notes due 2032	FISV32	The NASDAQ Stock Market LLC
4.250% Senior Notes due 2034	FISV34	The NASDAQ Stock Market LLC
4.000% Senior Notes due 2036	FISV36	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, there were 531,766,721 shares of common stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Processing and services (1)	$4,292	$4,304	$8,362	$8,349
Product	1,000	1,212	1,957	2,297
Total revenue	5,292	5,516	10,319	10,646
Expenses:
Cost of processing and services	1,706	1,412	3,316	2,801
Cost of product	689	694	1,386	1,378
Selling, general and administrative	1,888	1,711	3,773	3,393
Net (gain) loss on sale of assets	(6)	3	(89)	(17)
Total expenses	4,277	3,820	8,386	7,555
Operating income	1,015	1,696	1,933	3,091
Interest expense, net	(370)	(365)	(717)	(696)
Gain on early debt extinguishment	154	—	154	—
Other expense, net	(24)	(39)	(2)	(57)
Income before income taxes and income (loss) from investments in unconsolidated affiliates	775	1,292	1,368	2,338
Income tax provision	(156)	(246)	(180)	(436)
Income (loss) from investments in unconsolidated affiliates	11	(16)	15	(24)
Net income	630	1,030	1,203	1,878
Less: net income attributable to noncontrolling interests	3	4	5	1
Net income attributable to Fiserv, Inc.	$627	$1,026	$1,198	$1,877

Net income attributable to Fiserv, Inc. per share:
Basic	$1.18	$1.86	$2.25	$3.38
Diluted	$1.17	$1.86	$2.24	$3.36

Shares used in computing net income attributable to Fiserv, Inc. per share:
Basic	532.6	550.8	533.4	556.1
Diluted	533.7	552.7	534.5	558.7
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $20 million for each of the three months ended June 30, 2026 and 2025, and $38 million and $56 million for the six months ended June 30, 2026 and 2025, respectively (see Note 6).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$630	$1,030	$1,203	$1,878
Other comprehensive income (loss):
Fair market value adjustment on derivatives	(8)	1	(25)	4
Reclassification adjustment for net realized losses on cash flow hedges included in cost of processing and services	5	—	9	2
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense (see Note 7)	25	4	28	7
Tax impacts of derivatives	(6)	(1)	(3)	(3)
Foreign currency translation	45	260	28	457
Tax impacts of foreign currency translation (see Note 7)	(10)	98	(36)	138
Total other comprehensive income	51	362	1	605
Comprehensive income	$681	$1,392	$1,204	$2,483
Less: net income attributable to noncontrolling interests	3	4	5	1
Less: other comprehensive (loss) income attributable to noncontrolling interests	(1)	76	—	93
Comprehensive income attributable to Fiserv, Inc.	$679	$1,312	$1,199	$2,389
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$627	$798
Trade accounts receivable, less allowance for doubtful accounts	3,909	3,981
Prepaid expenses and other current assets	3,077	3,396
Settlement assets	17,561	16,479
Assets held for sale	190	—
Total current assets	25,364	24,654
Property and equipment, net	3,328	3,084
Customer relationships, net	4,588	5,093
Other intangible assets, net	5,124	5,068
Goodwill	37,524	37,703
Contract costs, net	1,029	1,039
Investments in unconsolidated affiliates	1,031	1,046
Other long-term assets	2,898	2,446
Total assets	$80,886	$80,133
Liabilities and Equity
Accounts payable and other current liabilities	$4,707	$5,307
Short-term and current maturities of long-term debt	1,207	1,239
Contract liabilities	819	865
Settlement obligations	17,561	16,479
Liabilities associated with assets held for sale	13	—
Total current liabilities	24,307	23,890
Long-term debt	26,679	27,758
Deferred income taxes	1,589	1,478
Long-term contract liabilities	260	259
Other long-term liabilities	1,125	939
Total liabilities	53,960	54,324
Commitments and Contingencies (see Note 17)
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,307	23,260
Accumulated other comprehensive loss	(983)	(984)
Retained earnings	28,253	27,055
Treasury stock, at cost, 253 million and 250 million shares, respectively	(23,681)	(23,547)
Total Fiserv, Inc. shareholders’ equity	26,904	25,792
Noncontrolling interests	22	17
Total equity	26,926	25,809
Total liabilities and equity	$80,886	$80,133
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,203	$1,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,050	897
Amortization of acquisition-related intangible assets	626	673
Amortization of financing costs and debt discounts	25	22
Share-based compensation	235	215
Deferred income taxes	(170)	(215)
Net gain on sale of assets	(89)	(17)
Net gain on early debt extinguishment	(130)	—
(Income) loss from investments in unconsolidated affiliates	(15)	24
Originations of merchant cash advances, held for sale	(37)	—
Proceeds from repayments and sales of merchant cash advances, originally classified as held for sale	37	—
Distributions from unconsolidated affiliates	19	22
Non-cash foreign currency exchange losses	9	65
Other operating activities	4	(6)
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	97	(280)
Prepaid expenses and other assets	(156)	(612)
Contract costs	(129)	(121)
Accounts payable and other liabilities	(466)	(272)
Contract liabilities	(31)	40
Net cash provided by operating activities	2,082	2,313
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(956)	(814)
Proceeds from sale of assets	187	—
Merchant cash advances, including Clover Capital program	(566)	—
Repayments and sales of merchant cash advances, including Clover Capital program	678	—
Settlement anticipation cash advances, net	188	(539)
Payments for acquisition of businesses, net of cash acquired	—	(337)
Distributions from unconsolidated affiliates	8	13
Purchases of investments	(16)	(41)
Proceeds from sale of investments	15	474
Other investing activities	3	(19)
Net cash used in investing activities	(459)	(1,263)

Fiserv, Inc.
Consolidated Statements of Cash Flows (cont.)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Debt proceeds	$2,097	$3,679
Debt repayments, including redemption and other costs	(2,762)	(2,360)
Net (repayments of) borrowings from commercial paper and short-term borrowings	(708)	1,925
Payments of debt financing costs	(2)	(5)
Proceeds from issuance of treasury stock	22	37
Purchases of treasury stock, including employee shares withheld for tax obligations	(393)	(4,642)
Settlement activity, net	(637)	200
Payment to acquire noncontrolling interest of consolidated subsidiary	—	(22)
Other financing activities	—	22
Net cash used in financing activities	(2,383)	(1,166)
Effect of exchange rate changes on cash and cash equivalents	(39)	92
Net change in cash and cash equivalents	(799)	(24)
Cash and cash equivalents, beginning balance	2,802	2,993
Cash and cash equivalents, ending balance	$2,003	$2,969
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and six months ended June 30, 2026 and 2025 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

(In millions)	June 30, 2026	December 31, 2025	June 30, 2025
Cash and cash equivalents on the consolidated balance sheets	$627	$798	$999
Cash and cash equivalents included in settlement assets	1,341	1,978	1,956
Restricted cash	35	26	14
Total cash and cash equivalents on the consolidated statements of cash flows	$2,003	$2,802	$2,969

Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $86 million and $84 million at June 30, 2026 and December 31, 2025, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Prepaid maintenance, postage and insurance	$385	$334
Other prepaid expenses	304	269
Total prepaid expenses (1)	689	603
Income tax receivables (2)	129	148
Net merchant cash advances, including Clover Capital program	425	564
Settlement anticipation cash advances	1,007	1,223
Other current assets	827	858
Total other current assets	2,388	2,793
Total prepaid expenses and other current assets	$3,077	$3,396
(1)Prepaid expenses represent advance payments for goods and services to be consumed in the future.
(2)Includes receivables associated with transferable federal tax credits (see Note 14).
The Company offers merchants advance access to capital, primarily through its Clover Capital program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under its merchant cash advance programs, including Clover Capital, were $454 million and $598 million at June 30, 2026 and December 31, 2025, respectively. The Company maintained an allowance for credit losses of $29 million and $34 million at June 30, 2026 and December 31, 2025, respectively. The allowance reflects an estimate of expected credit losses based on collection performance trends, current economic conditions, and reasonable and supportable forecasts. For the six months ended June 30, 2026, merchant cash advances, which are generally collected over a period of six to twelve months, are presented on a gross basis within investing activities in the consolidated statement of cash flows. For the six months ended June 30, 2025, merchant cash advances were presented on a net basis, along with settlement anticipation cash advances as described below, within investing activities in the consolidated statement of cash flows.
In May 2026, the Company entered into asset purchase and sale agreements with certain third parties providing for the monthly sale of certain future credit card receivables originated under the Company’s merchant cash advance programs described above. Aggregate proceeds, subject to additional consideration based upon specified return thresholds (see Note 8), from the sales of merchant cash advance receivables, under these arrangements were $152 million during the six months ended June 30, 2026. The Company recognizes interest-related income earned on, and gains on sales of, merchant cash advances in processing and services revenue in the consolidated statements of income (see Note 3).
The Company classifies merchant cash advances as held for investment when it has the intent and ability to hold the receivables for the foreseeable future, until maturity, or until payoff. The Company classifies merchant cash advances as held for sale when it has both the intent and ability to sell all of its rights, title, and interest in the receivables to third-party investors.
Transfers of receivables originated under the Company’s merchant cash advance programs to third-party investors are accounted for as sales when control has transferred and the transferred assets are legally isolated. The Company continues to service sold receivables and receives a market-based fee for servicing such third party receivables. The respective third parties maintain contractual rights, in their sole discretion, to terminate the asset servicing agreements or dissolve the entities that are party to the asset purchase and sale agreements.
Advances classified as held for sale at origination are presented as a component of cash flows from operating activities, while advances held for investment at origination are presented as a component of cash flows from investing activities in the consolidated statement of cash flows. There were no merchant cash advances classified as held for sale as of June 30, 2026.

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
Assets Held For Sale
The Company classifies assets (or an asset disposal group) as held for sale when there is a committed plan to sell, the assets are ready and actively being marketed, and it is probable that the sale will be completed within one year at a reasonable price. Assets, and any associated liabilities, classified as held for sale are presented separately in the consolidated balance sheets and are measured at the lower of their carrying amount or fair value less costs to sell. Upon classification as held for sale, the Company ceases depreciation and amortization of the related assets. Any subsequent changes in estimated fair value less costs to sell are recognized as gains or losses in the consolidated statements of income. Additional information regarding the Company’s assets held for sale is included in Note 4 to the consolidated financial statements.
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The amount of merchant collateral available to the Company was $518 million and $588 million at June 30, 2026 and December 31, 2025, respectively. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income, was $32 million and $33 million for the three months ended June 30, 2026 and 2025, respectively, and $66 million and $61 million for the six months ended June 30, 2026 and 2025, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchant payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and other current liabilities in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $50 million and $46 million at June 30, 2026 and December 31, 2025, respectively.

Property and Equipment
Property and equipment is reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. During the six months ended June 30, 2026, the Company entered into sale leaseback arrangements for certain of its facilities for an aggregate net sales price of $201 million. The sale of these facilities in the first six months of 2026 resulted in an aggregate gain of $83 million recorded within net gain on sale of assets in the consolidated statement of income. The leasebacks of these facilities are classified as operating leases and are recorded as right-of-use assets and lease liabilities in the consolidated balance sheet.
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
During its annual impairment assessment as of October 1, 2025, the Company performed a quantitative test for each of its reporting units and determined that its goodwill was not impaired as the estimated fair values exceeded the respective carrying values for each of the Company’s reporting units. Subsequently, the Company determined that a triggering event occurred during the fourth quarter of 2025 due to a significant decline in its stock price, and therefore performed an additional quantitative goodwill impairment test for all reporting units as of December 31, 2025. The Company determined that its goodwill was not impaired as of December 31, 2025 as the estimated fair values exceeded the respective carrying values for each of the Company’s reporting units. At December 31, 2025, fair values exceeded carrying values by less than 15% for eight of the Company’s reporting units with an aggregate goodwill balance of $18.5 billion.
The Company determined that there have been no material events or changes during the first six months of 2026 that would impact the estimates and assumptions used in the goodwill impairment test as of December 31, 2025. However, it is reasonably possible that sustained decreases in the Company’s stock price; future developments related to changes in forecasted revenue growth rates or operating margins; changes in the interest or currency exchange rate environments; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test for certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment in subsequent periods. There is no accumulated goodwill impairment for the Company through June 30, 2026.
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
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income, rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities of subsidiaries located in Argentina, a highly inflationary economy, resulted in foreign currency exchange losses of $30 million and $46 million for the three months ended June 30, 2026 and 2025, respectively, and $9 million and $64 million for the six months ended June 30, 2026 and 2025, respectively, which is included within other income (expense), net in the consolidated statements of income.
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
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest expense	$(376)	$(376)	$(737)	$(715)
Interest income	6	11	20	19
Interest expense, net	$(370)	$(365)	$(717)	$(696)
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

Recently Issued Accounting Pronouncements
In 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which is intended to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 includes targeted improvements, primarily related to cash flow hedging, involving expanded eligibility for grouping individual forecasted transactions with similar risk exposure; the addition of an alternative model for the application of hedge accounting to cash flow hedges of interest payments on choose-your-rate debt instruments; the ability to designate a variable price component of a forecasted purchase or sale of a nonfinancial asset; and refines the guidance for net written options as hedging instruments and for a dual hedge strategy involving foreign currency denominated debt. For public entities, the provisions within ASU 2025-09 are effective for fiscal years beginning after December 15, 2026, and for interim reporting periods within those fiscal years. The provisions within ASU 2025-09 are required to be applied prospectively. The Company is currently assessing the provisions of ASU 2025-09; however, the Company does not expect the adoption of ASU 2025-09 to have a material impact on its consolidated financial statements and disclosures.
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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Solutions (“Merchant”) and the Financial Solutions (“Financial”) reportable segments (see Note 18). The table below presents the Company’s revenue disaggregated by business line and includes a reconciliation with its reportable segments. The Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin

America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned in the U.S., with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 16% of total revenue for both the three and six months ended June 30, 2026 and approximately 16% and 15% of total revenue for the three and six months ended June 30, 2025, respectively.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Business Line	2026	2025	2026	2025
Small Business	$1,760	$1,774	$3,369	$3,368
Enterprise	584	587	1,096	1,089
Processing	264	283	516	559
Total Merchant Solutions segment revenue	$2,608	$2,644	$4,981	$5,016
Digital Payments	$993	$1,051	$1,940	$2,046
Issuing	784	876	1,553	1,690
Banking	578	625	1,164	1,233
Total Financial Solutions segment revenue	$2,355	$2,552	$4,657	$4,969
Corporate and Other	$329	$320	$681	$661
Total Revenue (1)	$5,292	$5,516	$10,319	$10,646
(1)Total revenue includes $343 million and $667 million for the three and six months ended June 30, 2026, respectively, and $377 million and $708 million for the three and six months ended June 30, 2025, respectively, which represents revenue recognized outside the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Such revenue primarily consists of interest-related income earned on, and gains on sales of, merchant and settlement anticipation cash advances; interest income earned on short-term investments of subscriber funds and intermediary settlement cash balances; and lease income associated with point-of-sale (“POS”) terminal equipment.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	June 30, 2026	December 31, 2025
Contract assets	$941	$885
Contract liabilities	1,079	1,124
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily relate to customer discounts (contract incentives) where revenue is recognized and payment of consideration under the contract is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $572 million of revenue during the six months ended June 30, 2026 that was included in the contract liabilities balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at June 30, 2026:

(In millions)
Year Ending December 31,
Remainder of 2026	$1,315
2027	2,266
2028	1,691
2029	1,085
Thereafter	1,136
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
The preliminary allocation of purchase price resulted in the recognition of identifiable intangible assets of approximately $165 million, primarily acquired software and technology with an estimated useful life of 7 years, approximately $247 million of goodwill and approximately $8 million of other net assets, including acquired cash. The allocation of the purchase price is preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations. Goodwill, which is expected to be deductible for tax purposes, is primarily attributed to the anticipated value created by enabling the Company to offer technology-enabled deposit funding solutions to both its financial institution customers and merchant acquiring enterprise clients.
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
Disposition of Business and Other Transactions
In May 2026, the Company entered into a definitive agreement to sell its student loan servicing business, which is reported within the Financial segment. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions. As of June 30, 2026, the Company determined that this pending divestiture met the criteria to be classified as held for sale. Accordingly, the assets and liabilities of the student loan servicing business are classified as assets held for sale and liabilities associated with assets held for sale within the consolidated balance sheet. The major classes of assets and liabilities held for sale as of June 30, 2026 include trade accounts receivable, capitalized software, contract costs, allocated goodwill, and contract liabilities, which are presented in aggregate within the consolidated balance sheet.
In August 2026, the Company formed a joint venture, MoneyPass Group, of which it will maintain a 49% ownership interest, encompassing its MoneyPass Network, ATM Managed Services and Cash Intelligence businesses, which are reported within the Financial segment.
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
5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2026
Customer relationships	$14,696	$10,108	$4,588
Acquired software and technology	2,187	1,505	682
Trade names	621	481	140
Purchased software	1,354	370	984
Capitalized software and other intangibles	5,409	2,091	3,318
Total	$24,267	$14,555	$9,712

December 31, 2025
Customer relationships	$14,773	$9,680	$5,093
Acquired software and technology	2,150	1,356	794
Trade names	633	458	175
Purchased software	1,397	441	956
Capitalized software and other intangibles	5,040	1,897	3,143
Total	$23,993	$13,832	$10,161
Amortization expense associated with the above identifiable intangible assets was $587 million and $581 million for the three months ended June 30, 2026 and 2025, respectively, and $1.2 billion and $1.1 billion for the six months ended June 30, 2026 and 2025, respectively.
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
Merchant Alliances
The Company maintains ownership interests in certain merchant alliances, which combine the processing capabilities and management expertise of the Company with the visibility and distribution channel of a financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The formation of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner of the alliance to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. Fees charged to merchant alliances, based on contractual pricing, are recognized in the Company’s consolidated statements of income primarily as processing and services revenue, and totaled $20 million and $19 million for the three months ended June 30, 2026 and 2025, respectively, and $38 million and $51 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s investment in its merchant alliances was $720 million and $736 million at June 30, 2026 and December 31, 2025, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
The Company maintained a 40% ownership interest in the Wells Fargo Merchant Services merchant alliance (“WFMS”), which was accounted for as an equity method investment. The Company acquired its ownership, at fair value, in WFMS through its 2019 acquisition of First Data Corporation. In 2024, Wells Fargo Bank, National Association provided the Company with a notice of non-renewal for WFMS and upon the expiration of the joint venture in April 2025, the Company received a cash payment of $453 million.
Other Equity Method Investments
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. The Company’s net investment in the Lending Joint Ventures was $90 million and $88 million at June 30, 2026 and December 31, 2025, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets. The Company has guaranteed the debt of the Lending Joint Ventures and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations (see Note 8). In addition, the Company maintains other strategic investments accounted for under the equity method. The Company’s aggregate investments in such entities was $215 million and $208 million at June 30, 2026 and December 31, 2025, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $108 million and $126 million at June 30, 2026 and December 31, 2025, respectively, and are primarily included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other income (expense), net in the consolidated statements of income for the period. Adjustments made for observable price changes to the values recorded for certain equity securities and net gains or losses from sales of equity securities were not significant during each of the three and six months ended June 30, 2026 and 2025.
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
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $303 million and $323 million at June 30, 2026 and December 31, 2025, respectively. Based on the amounts recorded in accumulated other comprehensive loss at June 30, 2026, the Company estimates that it will recognize losses of approximately $13 million in cost of processing and services during the next 12 months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. In 2019, concurrent with the issuance of U.S. dollar-denominated senior notes, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. In connection with the early debt extinguishment of a portion of the Company’s 4.400% senior notes due in

July 2049 (see Note 10), $22 million of unamortized losses associated with the Treasury Locks was recognized within net interest expense in the consolidated statements of income for the three and six months ended June 30, 2026. The remaining unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $59 million and $88 million at June 30, 2026 and December 31, 2025, respectively. Based on the remaining amounts recorded in accumulated other comprehensive loss at June 30, 2026, the Company estimates that it will recognize approximately $12 million in net interest expense during the next 12 months related to settled interest rate hedge contracts.
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
The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

(In millions)	June 30, 2026	December 31, 2025
Currency
Euros	940	940
Singapore Dollars	828	828
Canadian Dollars	405	405
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
In connection with its June 2026 senior notes offering (see Note 10), the Company entered into foreign exchange forward contracts, designated as net investment hedges, to hedge foreign currency exposure between the offering date and the settlement date of the Euro-denominated senior notes. Upon settlement of the senior notes, the forward contracts were terminated, whereby the Company subsequently designated the Euro-denominated debt as a net investment hedge to hedge a portion of its net investment in certain subsidiaries whose functional currencies are the Euro.
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
Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Cross-currency rate swap contracts	$(2)	$(72)	$13	$(93)
Foreign currency-denominated debt	22	(226)	85	(323)
Foreign exchange forward contracts	10	—	10	—
The Company recorded income tax impacts of $(10) million and $98 million during the three months ended June 30, 2026 and 2025, respectively, and $(36) million and $138 million during the six months ended June 30, 2026 and 2025, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes, fixed-to-fixed cross-currency rate swap contracts and foreign exchange forward contracts.
Fair Value Hedges
The Company maintains fixed-to-floating interest rate swap contracts in the aggregate notional amount of $1.5 billion, designated as fair value hedges, to economically change a portion of its fixed rate senior notes to variable rate debt. Net changes in the fair value of the fixed-to-floating rate swaps ($21 million loss and $22 million loss for the three and six months ended June 30, 2026, respectively), along with the offsetting change in the fair value of the hedged senior notes, attributable to changes in the designated benchmark interest rate, were recognized in net interest expense within the consolidated statements of income.
The notional amounts of the hedged fixed rate senior notes were as follows:

(In millions)	June 30, 2026	December 31, 2025
Hedged Notes
5.350% senior notes due March 2031	$175	$—
5.625% senior notes due August 2033	300	—
5.150% senior notes due August 2034	500	—
5.250% senior notes due August 2035	525	—
The Company previously maintained a fixed-to-fixed cross-currency rate swap contract in the notional amount of 525 million British Pounds, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes, which matured in July 2025. Net changes in the fair value of the cross-currency rate swaps ($41 million gain and $60 million gain for the three and six months ended June 30, 2025, respectively), along with the offsetting change in the fair value of the hedged notes, attributable to fluctuations in the respective foreign currency spot rates were recognized in other income (expense), net within the consolidated statement of income.
8. Fair Value Measurements
The fair values of cash equivalents, trade accounts receivable, other current assets, settlement assets and obligations, accounts payable, and client deposits approximate their respective carrying values due to the short period of time to maturity. Derivative instruments maintained by the Company (see Note 7) are measured on a recurring basis based on benchmark interest rates, foreign currency spot rates and forwards quoted by banks and foreign currency dealers and are marked to market each period. Deferred consideration related to the sale of future credit card receivables originated under the Company’s merchant cash advance programs (see Note 1) is estimated based on expected future cash collections of the sold receivables. Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated using a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantees, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Assets
Cross-currency rate swap contracts designated as net investment hedges	Other long-term assets	Level 2	$4	$—
Deferred consideration on sale of merchant cash advances	Prepaid expenses and other current assets	Level 3	14	—
Liabilities
Cross-currency rate swap contracts designated as net investment hedges	Accounts payable and other current liabilities	Level 2	$24	$29
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	72	81
Forward exchange contracts designated as cash flow hedges	Accounts payable and other current liabilities	Level 2	13	10
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	2	1
Fixed-to-floating interest rate swap contracts designated as fair value hedges	Other long-term liabilities	Level 2	22	—
Contingent consideration	Accounts payable and other current liabilities	Level 3	13	6
Contingent consideration	Other long-term liabilities	Level 3	22	29
Contingent debt guarantee	Accounts payable and other current liabilities	Level 3	4	—
Contingent debt guarantee	Other long-term liabilities	Level 3	—	6
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). A portion of the Company’s senior notes are designated under a fair value hedging relationship (see Note 7), and therefore changes in fair value attributable to changes in the designated benchmark interest rate are included in the carrying value of the hedged senior notes within the consolidated balance sheet. The carrying value of the Company’s foreign lines of credit, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $25.0 billion and $26.4 billion at June 30, 2026 and December 31, 2025, respectively, and the carrying value was $25.5 billion and $26.9 billion at June 30, 2026 and December 31, 2025, respectively.
Debt Guarantee Arrangements
The Lending Joint Ventures (see Note 6) maintain variable-rate term loan facilities with aggregate outstanding borrowings of $388 million in senior unsecured debt at June 30, 2026 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $36 million of aggregate outstanding borrowings on the revolving credit facilities at June 30, 2026. The Company has guaranteed the debt of the Lending Joint Ventures.
The Company maintains liabilities for its obligations to perform over the term of its debt guarantee arrangements with the Lending Joint Ventures, which are reported within accounts payable and other current liabilities in the consolidated balance sheets. The Company has provided aggregate guarantees of $471 million associated with the debt of the Lending Joint Ventures and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantees, nor has it been called upon to do so, and does not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.

The non-contingent component of the Company’s debt guarantee arrangements is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $7 million and $12 million approximates the fair value at June 30, 2026 and December 31, 2025, respectively (Level 3 of the fair value hierarchy). Such guarantees will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangements represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. The Company recognized $3 million and $4 million during the three months ended June 30, 2026 and 2025, respectively, and $7 million and $9 million during the six months ended June 30, 2026 and 2025, respectively, within other income (expense), net in its consolidated statements of income related to its release from risk under the non-contingent guarantees as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances.
9. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Trade accounts payable	$907	$797
Client deposits	1,018	988
Transferable federal tax credits (see Note 14)	52	801
Accrued compensation and benefits	272	299
Accrued taxes	290	368
Accrued interest	341	417
Accrued payment network fees	327	297
Operating lease liabilities	126	126
Accrued professional fees	145	161
Other accrued expenses	1,229	1,053
Total	$4,707	$5,307

10. Debt
The Company’s debt consisted of the following at:

(In millions)	June 30, 2026	December 31, 2025
Short-term and current maturities of long-term debt:
Foreign lines of credit	$618	$762
Finance lease and other financing obligations	589	477
Total short-term and current maturities of long-term debt	$1,207	$1,239

Long-term debt:
3.200% senior notes due July 2026	$2,000	$2,000
5.150% senior notes due March 2027	234	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	569	589
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	854	883
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	569	589
3.750% senior notes due October 2030 (Euro-denominated)	569	—
4.550% senior notes due February 2031	1,000	1,000
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	911	942
3.000% senior notes due July 2031 (British Pound-denominated)	693	709
3.500% senior notes due June 2032 (Euro-denominated)	882	912
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
4.250% senior notes due June 2034 (Euro-denominated)	569	—
5.150% senior notes due August 2034	900	900
5.250% senior notes due August 2035	1,000	1,000
4.000% senior notes due June 2036 (Euro-denominated)	740	765
4.400% senior notes due July 2049	1,156	2,000
U.S. dollar commercial paper notes	—	326
Euro commercial paper notes	548	839
Revolving credit facility	—	188
Unamortized discount and deferred financing costs	(150)	(169)
Fair value hedge accounting adjustments (see Note 8)	(22)	—
Finance lease and other financing obligations	1,757	1,635
Total long-term debt	$26,679	$27,758
The Company was in compliance with all financial debt covenants during the six months ended June 30, 2026.
Senior Notes
On June 23, 2026, the Company completed the public offering and issuance of €1.0 billion of senior notes, comprised of €500 million aggregate principal amount of 3.750% senior notes due in October 2030 and €500 million aggregate principal amount of 4.250% senior notes due in June 2034. Interest on these senior notes is paid annually. The Company used the net proceeds from this senior notes offering, together with proceeds from the sale of U.S. dollar commercial paper and cash from operations, to purchase through a cash tender offer and open market repurchase a portion of its outstanding 5.150% senior notes due in March 2027 (the “2027 notes”) and 4.400% senior notes due in July 2049 (the “2049 notes”). Upon expiration of the cash tender offer on June 23, 2026, $1.3 billion aggregate principal amount of the 2027 and 2049 notes was tendered and accepted for purchase for total consideration of $1.2 billion paid to holders. Additionally, on June 30, 2026, $28 million aggregate principal amount of the 2049 notes was retired through an open market repurchase for total consideration of $23 million paid to holders. The Company recorded a pre-tax gain on early debt extinguishment of $154 million in the second quarter of 2026 related to the cash tender offer and open market repurchase.
On July 1, 2026, an additional $47 million aggregate principal amount of the 2049 notes was retired through an open market repurchase for total consideration of $38 million. The Company expects to recognize a pre-tax gain in the third quarter of 2026 related to this open market repurchase.
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
At June 30, 2026, the 3.200% senior notes due in July 2026, 5.150% senior notes due in March 2027, and 2.250% senior notes due in June 2027 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis, and the ability to do so under its commercial paper program and revolving credit facility.
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
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. There were no outstanding borrowings under the U.S. dollar program at June 30, 2026. Outstanding borrowings under the U.S. dollar program were $326 million at December 31, 2025, with a weighted average interest rate of 3.851%. Outstanding borrowings under the Euro program were $548 million and $839 million at June 30, 2026 and December 31, 2025, with weighted average interest rates of 2.493% and 2.210%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in August 2030 and provides for a maximum aggregate principal amount of availability of $8.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. There were no outstanding borrowings under the revolving credit facility at June 30, 2026. Outstanding borrowings under the revolving credit facility were $188 million at December 31, 2025, with a corresponding interest rate of

4.685%. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.
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

	Outstanding Borrowings (In millions)		Weighted-Average Interest Rate
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Argentina	$236	$282	25.848%	51.559%
Brazil	259	365	14.700%	15.482%
Uruguay and Other	123	115	6.962%	7.964%
Total	$618	$762	17.401%	27.727%
11. Equity
The following tables provide changes in equity during the three and six months ended June 30, 2026 and 2025:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended June 30, 2026	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2026	784	251	$8	$23,211	$(1,035)	$27,626	$(23,609)	$20	$26,221
Net income						627		3	630
Other comprehensive income (loss)					52			(1)	51
Share-based compensation				117					117
Shares issued under stock plans		—		(21)			29		8
Purchases of treasury stock		2					(101)		(101)
Balance at June 30, 2026	784	253	$8	$23,307	$(983)	$28,253	$(23,681)	$22	$26,926

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended June 30, 2025	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at March 31, 2025	784	228	$8	$22,821	$(1,187)	$24,426	$(20,184)	$637	$26,521
Net income						1,026		4	1,030
Other comprehensive income (1)					286			76	362
Share-based compensation				91					91
Shares issued under stock plans		—		(62)			32		(30)
Purchases of treasury stock		12					(2,196)		(2,196)
Acquisition of noncontrolling interest of consolidated subsidiary (1)				154				(169)	(15)
Balance at June 30, 2025	784	240	$8	$23,004	$(901)	$25,452	$(22,348)	$548	$25,763
(1)The Company acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, an India-based merchant acceptance business, during the three months ended June 30, 2025. The Company previously held a majority controlling financial interest in this consolidated subsidiary (see Note 4).

	Fiserv, Inc. Shareholders’ Equity

Six Months Ended June 30, 2026	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	784	250	$8	$23,260	$(984)	$27,055	$(23,547)	$17	$25,809
Net income						1,198		5	1,203
Other comprehensive income					1			—	1
Share-based compensation				235					235
Shares issued under stock plans		(2)		(188)			167		(21)
Purchases of treasury stock		5					(301)		(301)
Balance at June 30, 2026	784	253	$8	$23,307	$(983)	$28,253	$(23,681)	$22	$26,926

	Fiserv, Inc. Shareholders’ Equity

Six Months Ended June 30, 2025	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at December 31, 2024	784	220	$8	$23,080	$(1,413)	$23,575	$(18,182)	$618	$27,686
Net income						1,877		1	1,878
Other comprehensive income (1)					512			93	605
Share-based compensation				215					215
Shares issued under stock plans		(2)		(445)			194		(251)
Purchases of treasury stock		22					(4,360)		(4,360)
Capital contribution from noncontrolling interest								5	5
Acquisition of noncontrolling interest of consolidated subsidiary (1)				154				(169)	(15)
Balance at June 30, 2025	784	240	$8	$23,004	$(901)	$25,452	$(22,348)	$548	$25,763
(1)The Company acquired the remaining 19% ownership interest in ICICI Merchant Services Private Limited, an India-based merchant acceptance business, during the six months ended June 30, 2025. The Company previously held a majority controlling financial interest in this consolidated subsidiary (see Note 4).
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended June 30, 2026
Balance at March 31, 2026	$(78)	$(952)	$(5)	$(1,035)
Other comprehensive income (loss) before reclassifications	(5)	36	—	31
Amounts reclassified from accumulated other comprehensive loss	21	—	—	21
Net current-period other comprehensive income	16	36	—	52
Balance at June 30, 2026	$(62)	$(916)	$(5)	$(983)

Three Months Ended June 30, 2025
Balance at March 31, 2025	$(73)	$(1,107)	$(7)	$(1,187)
Other comprehensive income before reclassifications	1	282	—	283
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income	4	282	—	286
Balance at June 30, 2025	$(69)	$(825)	$(7)	$(901)

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Six Months Ended June 30, 2026
Balance at December 31, 2025	$(71)	$(908)	$(5)	$(984)
Other comprehensive loss before reclassifications	(18)	(8)	—	(26)
Amounts reclassified from accumulated other comprehensive loss	27	—	—	27
Net current-period other comprehensive income	9	(8)	—	1
Balance at June 30, 2026	$(62)	$(916)	$(5)	$(983)

Six Months Ended June 30, 2025
Balance at December 31, 2024	$(79)	$(1,327)	$(7)	$(1,413)
Other comprehensive income before reclassifications	3	502	—	505
Amounts reclassified from accumulated other comprehensive loss	7	—	—	7
Net current-period other comprehensive income	10	502	—	512
Balance at June 30, 2025	$(69)	$(825)	$(7)	$(901)
13. Share-Based Compensation
The Company recognized $117 million and $91 million of share-based compensation expense during the three months ended June 30, 2026 and 2025, respectively, and $235 million and $215 million of share-based compensation expense during the six months ended June 30, 2026 and 2025, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year; however, grants may also occur throughout the year. Time-based restricted stock units generally vest over a three-year period. In December 2025, the Company granted retention restricted stock units to certain employees, which fully vest after an 18-month period. At June 30, 2026, the total remaining unrecognized compensation cost for restricted stock units and performance share units, net of estimated forfeitures, of $515 million is expected to be recognized over a weighted-average period of 1.9 years.
A summary of restricted stock unit and performance share unit activity during the six months ended June 30, 2026 is as follows:

	Restricted Stock Units		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units - December 31, 2025	3,890	$156.58	2,251	$138.57
Granted	7,922	63.97	1,177	66.68
Forfeited	(628)	91.11	(815)	130.16
Vested	(1,866)	146.93	(158)	161.01
Units - June 30, 2026	9,318	$83.98	2,455	$105.03
A summary of stock option activity during the six months ended June 30, 2026 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2025	759	$90.84
Forfeited	(8)	88.13
Exercised	(79)	46.29
Stock options outstanding - June 30, 2026	672	$96.11	3.11	$—
Stock options exercisable - June 30, 2026	672	$96.11	3.11	$—

14. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Components of income tax provision (benefit):
Current:
Federal	$160	$279	$159	$405
State	33	70	76	106
Foreign	75	75	115	140
	268	424	350	651
Deferred:
Federal	(89)	(126)	82	(140)
State	(11)	(17)	(2)	(21)
Foreign	(12)	(35)	(250)	(54)
	(112)	(178)	(170)	(215)
Income tax provision	$156	$246	$180	$436

Effective income tax rate	20.2%	19.0%	13.2%	18.6%
The income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 20.2% and 19.0% for the three months ended June 30, 2026 and 2025, respectively, and 13.2% and 18.6% for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate for the six months ended June 30, 2026 included the impact of a $293 million benefit related to the release of a valuation allowance against certain foreign net operating loss carryforwards that were determined to be realizable during the first quarter of 2026. The Company monitors the realizability of deferred tax assets, taking into account all relevant factors, at each reporting period. This release was driven by a reevaluation of cumulative and future projected taxable income as a result of cross-border funding activities. This benefit was partially offset by a $39 million increase in U.S. federal unrecognized tax benefits for tax positions taken in prior years, $35 million in discrete tax expense from share-based awards and a $39 million increase in various other foreign valuation allowances during the first quarter of 2026. The net impact of these items resulted in a lower effective income tax rate compared to the statutory income tax rate. The effective income tax rate for the first six months ended June 30, 2025 included discrete tax benefits from share-based awards, resulting in a lower effective income tax rate compared to the statutory income tax rate.
Pursuant to provisions under the Inflation Reduction Act, the Company has purchased transferable federal tax credits from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded for each of the six months ended June 30, 2026 and 2025. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and other current liabilities within the consolidated balance sheets.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $137 million and $97 million at June 30, 2026 and December 31, 2025, respectively. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $3 million over the next 12 months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of June 30, 2026, the Company’s U.S. federal income tax returns for 2019 and 2025, and tax returns in certain states and foreign jurisdictions for 2017 through 2025, remain subject to examination by taxing authorities.

15. Shares Used in Computing Net Income Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - basic	532.6	550.8	533.4	556.1
Common stock equivalents	1.1	1.9	1.1	2.6
Weighted-average common shares outstanding used for the calculation of net income attributable to Fiserv, Inc. per share - diluted	533.7	552.7	534.5	558.7
For the three months ended June 30, 2026 and 2025, restricted stock units for 5.7 million and 1.2 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the six months ended June 30, 2026 and 2025, restricted stock units for 4.5 million and 913 thousand shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
16. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Six Months Ended June 30,
(In millions)	2026	2025
Interest paid	$769	$709
Net income taxes paid, including transferable federal tax credits	1,063	1,245
Treasury stock purchases settled after the balance sheet date	—	18
Software and other intangible assets obtained under financing arrangements	126	554
Hardware obtained under financing arrangements	19	193
Right-of-use assets obtained in exchange for lease liabilities - operating leases	223	28
Right-of-use assets obtained in exchange for lease liabilities - finance leases	450	259
17. Commitments and Contingencies
Litigation and Investigation Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $18 million and $25 million at June 30, 2026 and December 31, 2025, respectively, related to its various legal proceedings. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
On June 12, 2026, an amended federal securities law complaint was filed against the Company and four former senior executives (Frank J. Bisignano, Michael P. Lyons, Robert W. Hau, and John Gibbons) in the United States District Court for the Southern District of New York. The amended complaint is brought on behalf of a putative class of purchasers of Company securities from February 6, 2024 to October 28, 2025 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The amended complaint alleges, among other things, that certain statements made by the Company about the growth of its Clover business management platform and the impact of the Company’s Argentina business on its organic growth were false and/or misleading and led to a decline in the Company’s stock price over the purported class period. The action is captioned In re Fiserv, Inc. Securities Litigation, No. 1:25-cv-06094.
Between December 10, 2025 and February 3, 2026, derivative complaints were filed by purported Company shareholders Richard Martin, Nathan Silva, and Gary Peterson in the United States District Court for the Eastern District of Wisconsin. On May 18, 2026 and June 3, 2026, respectively, these actions were consolidated and lead counsel was appointed. On February 27, 2026 and April 14, 2026, derivative complaints were filed by purported Company shareholders Scott Kracht, Karen Artman, and Jenny Zhang in the Wisconsin Circuit Court for Milwaukee County. On June 12, 2026, these actions were consolidated and lead counsel was appointed. The actions name Messrs. Bisignano and Lyons, and certain other current and former officers and directors of the Company as individual defendants, and the Company as the nominal defendant, and generally allege that certain individual defendants breached their fiduciary duties and violated the Exchange Act in connection with, among other things, factual allegations made in the In re Fiserv, Inc. Securities Litigation action. The actions also allege that certain individual defendants are liable for trading in Company stock at artificially inflated prices. The actions are stayed pending a decision on a forthcoming motion to dismiss in the In re Fiserv, Inc. Securities Litigation action.
The Company has also received demands on the board of directors from purported Company shareholders that the Company pursue certain litigation against certain of its current and former directors and officers alleging, among other things, supposed breaches of duty based on factual allegations made in the In re Fiserv, Inc. Securities Litigation action. The Company may receive additional demands and these demands may precede derivative actions which name the Company as a nominal defendant.
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
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled $1.3 billion and $1.7 billion at June 30, 2026 and December 31, 2025, respectively.
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
The businesses in the Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines (operating segments) aggregated within the Financial segment consist of the following:

•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers
•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; government payment processing; and student loan servicing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing

Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition and divestiture activity; expenses associated with the Company’s One Fiserv transformation initiative; postage reimbursements; and gains on early debt extinguishment associated with refinancing activities. The Company’s One Fiserv action plan is a comprehensive, strategic initiative aimed to enhance client service, accelerate product development, address operational inefficiencies, and optimize capital management.
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
Operating results for each reportable segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended June 30, 2026
Revenues:
Processing and services revenue	$2,296	$1,996
Product revenue	312	359
Reportable segment revenue	$2,608	$2,355	$4,963
Corporate and Other revenue (1)			329
Total Company revenue			$5,292
Expenses:
Personnel expenses (2)	357	523
Direct costs (3)	950	194
Depreciation and amortization expense	129	151
Other operating expense (4)	187	113
Allocations from Corporate and Other (5)	204	462

Reportable segment operating income	$781	$912	$1,693
Corporate and Other operating loss (6)			(678)
Interest expense, net			(370)
Gain on early debt extinguishment			154
Other expense, net (7)			(24)
Income before income taxes and income from investments in unconsolidated affiliates			$775

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended June 30, 2025
Revenues:
Processing and services revenue	$2,285	$2,019
Product revenue	359	533
Reportable segment revenue	$2,644	$2,552	$5,196
Corporate and Other revenue (1)			320
Total Company revenue			$5,516
Expenses:
Personnel expenses (2)	349	504
Direct costs (3)	897	219
Depreciation and amortization expense	113	127
Other operating expense (4)	203	88
Allocations from Corporate and Other (5)	168	370

Reportable segment operating income	$914	$1,244	$2,158
Corporate and Other operating loss (6)			(462)
Interest expense, net			(365)
Other expense, net (7)			(39)
Income before income taxes and loss from investments in unconsolidated affiliates			$1,292

	Reportable Segments
(In millions)	Merchant	Financial	Total
Six Months Ended June 30, 2026
Revenues:
Processing and services revenue	$4,404	$3,958
Product revenue	577	699
Reportable segment revenue	$4,981	$4,657	$9,638
Corporate and Other revenue (1)			681
Total Company revenue			$10,319
Expenses:
Personnel expenses (2)	719	1,066
Direct costs (3)	1,818	370
Depreciation and amortization expense	254	286
Other operating expense (4)	384	238
Allocations from Corporate and Other (5)	399	908

Reportable segment operating income	$1,407	$1,789	$3,196
Corporate and Other operating loss (6)			(1,263)
Interest expense, net			(717)
Gain on early debt extinguishment			154
Other expense, net (7)			(2)
Income before income taxes and income from investments in unconsolidated affiliates			$1,368

	Reportable Segments
(In millions)	Merchant	Financial	Total
Six Months Ended June 30, 2025
Revenues:
Processing and services revenue	$4,338	$4,011
Product revenue	678	958
Reportable segment revenue	$5,016	$4,969	$9,985
Corporate and Other revenue (1)			661
Total Company revenue			$10,646
Expenses:
Personnel expenses (2)	679	1,002
Direct costs (3)	1,720	408
Depreciation and amortization expense	209	249
Other operating expense (4)	350	176
Allocations from Corporate and Other (5)	334	742

Reportable segment operating income	$1,724	$2,392	$4,116
Corporate and Other operating loss (6)			(1,025)
Interest expense, net			(696)
Other expense, net (7)			(57)
Income before income taxes and loss from investments in unconsolidated affiliates			$2,338
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

Other significant items include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Depreciation and amortization:
Merchant (1)	$148	$127	$290	$239
Financial (1)	194	172	371	335
Corporate and Other (2)	528	514	1,040	1,018
Total Company	$870	$813	$1,701	$1,592

Capital expenditures, including capitalized software and other intangibles:
Merchant	$169	$150	$320	$245
Financial	215	167	408	312
Corporate and Other	114	162	228	257
Total Company	$498	$479	$956	$814
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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; our ability to successfully implement and achieve the expected benefits associated with our One Fiserv action plan; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business, including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, taxes, trade policies and tariffs, a recession, bank failures, or international hostilities, and the impact they may have on us and our employees, clients, vendors, supply chain, operations and sales; our ability to use artificial intelligence to improve our products and services and enhance our operations; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our growth strategies; our ability to attract and retain key personnel; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; and other factors included in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our unaudited consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:
•Overview. This section contains background information on: our company and the products and services that we provide, acquisitions, dispositions, other transactions and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.
•Changes in critical accounting policies and estimates. This section contains a discussion of changes since our Annual Report on Form 10-K for the year ended December 31, 2025 in the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income by comparing the results for the three and six months ended June 30, 2026 to the comparable period in 2025.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at June 30, 2026.
Overview
Company Background
We are a global leader uniting commerce and finance. At the intersection of banking and commerce, we power sustained growth and innovation at scale for financial institutions and businesses worldwide across payments, account processing, digital banking, merchant acquiring, network services, e-commerce, and Clover®, the all-in-one business management platform. Most of the products and services we provide are necessary for our clients to operate their businesses and are therefore non-discretionary in nature. We serve our global client base by working among our geographic teams across various regions, including the United States of America (“U.S.”) and Canada; Europe, Middle East and Africa; Latin America; and Asia Pacific. Our operations are comprised of the Merchant Solutions (“Merchant”) segment and Financial Solutions (“Financial”) segment.
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
The businesses in our Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; software-as-a-service; point-of-sale (“POS”) devices; and pay-by-bank solutions. The business lines aggregated within the Merchant segment consist of the following:
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
The businesses in our Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines aggregated within the Financial segment consist of the following:
•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers
•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; government payment processing; and student loan servicing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when we evaluate segment performance, such as gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition and divestiture activity; expenses associated with our One Fiserv transformation initiative; postage reimbursements; and gains on early debt extinguishment associated with refinancing activities.
One Fiserv Action Plan
In the third quarter of 2025, we launched the One Fiserv action plan designed to prioritize and enhance client focus across five strategic pillars. The One Fiserv action plan centers our investments in areas that build on Fiserv’s strengths, including: operating with a client-first mindset to grow our client base and average revenue per client; building the leading small business operating platform with Clover®; creating innovative platforms in finance and commerce to drive value for our clients, including embedded finance and stablecoin; delivering AI-enabled operational excellence and efficiency; and employing disciplined long-term capital allocation.
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
Disposition of Business and Other Transactions
In May 2026, we entered into a definitive agreement to sell our student loan servicing business, which is reported within the Financial segment. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions.
In August 2026, we formed a joint venture, MoneyPass Group, of which we will maintain a 49% ownership interest, encompassing our MoneyPass Network, ATM Managed Services and Cash Intelligence businesses, which are reported within the Financial segment.
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
Recent Market Conditions
Global macroeconomic conditions, including changing interest rates; inflation; disruptions in the global supply chain; changes in consumer spending, including a rise in fuel prices in the first half of 2026; legislative changes, including potential effects of new tax laws; the effects of international hostilities; political conditions; regulations restricting trade or impacting our ability to offer products or services; and trade policies and tariffs, could have a material adverse effect on our business, results of operations and financial condition. A decline in personal consumption and consumer savings in the U.S. may also negatively impact our business and financial results. We actively monitor and manage our business in response to these unpredictable geopolitical and market conditions, as they may adversely impact our operations and financial results.
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
Results of Operations
The following tables present certain amounts included in our consolidated statements of income, the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes. The unaudited financial results presented below have been affected by acquisitions, expenses associated with our One Fiserv transformation initiative, net gains or losses on sale of assets, foreign currency fluctuations, and gains on early debt extinguishment associated with refinancing activities.

	Three Months Ended June 30,
	2026	2025	Percentage of Revenue (1)		Increase (Decrease) (2)
(In millions)			2026	2025	$	%
Revenue:
Processing and services	$4,292	$4,304	81.1%	78.0%	$(12)	—%
Product	1,000	1,212	18.9%	22.0%	(212)	(17)%
Total revenue	5,292	5,516	100.0%	100.0%	(224)	(4)%
Expenses:
Cost of processing and services	1,706	1,412	39.7%	32.8%	294	21%
Cost of product	689	694	68.9%	57.3%	(5)	(1)%
Sub-total	2,395	2,106	45.3%	38.2%	289	14%
Selling, general and administrative	1,888	1,711	35.7%	31.0%	177	10%
Net (gain) loss on sale of assets	(6)	3	(0.1)%	0.1%	9	n/m
Total expenses	4,277	3,820	80.8%	69.3%	457	12%
Operating income	1,015	1,696	19.2%	30.7%	(681)	(40)%
Interest expense, net	(370)	(365)	(7.0)%	(6.6)%	5	1%
Gain on early debt extinguishment	154	—	2.9%	—%	154	n/m
Other expense, net	(24)	(39)	(0.5)%	(0.7)%	(15)	(38)%
Income before income taxes and income (loss) from investments in unconsolidated affiliates	775	1,292	14.6%	23.4%	(517)	(40)%
Income tax provision	(156)	(246)	(2.9)%	(4.5)%	(90)	(37)%
Income (loss) from investments in unconsolidated affiliates	11	(16)	0.2%	(0.3)%	(27)	n/m
Net income	630	1,030	11.9%	18.7%	(400)	(39)%
Less: net income attributable to noncontrolling interests	3	4	0.1%	0.1%	(1)	(25)%
Net income attributable to Fiserv, Inc.	$627	$1,026	11.8%	18.6%	$(399)	(39)%

	Six Months Ended June 30,
	2026	2025	Percentage of Revenue (1)		Increase (Decrease) (2)
(In millions)			2026	2025	$	%
Revenue:
Processing and services	$8,362	$8,349	81.0%	78.4%	$13	—%
Product	1,957	2,297	19.0%	21.6%	(340)	(15)%
Total revenue	10,319	10,646	100.0%	100.0%	(327)	(3)%
Expenses:
Cost of processing and services	3,316	2,801	39.7%	33.5%	515	18%
Cost of product	1,386	1,378	70.8%	60.0%	8	1%
Sub-total	4,702	4,179	45.6%	39.3%	523	13%
Selling, general and administrative	3,773	3,393	36.6%	31.9%	380	11%
Net gain on sale of assets	(89)	(17)	(0.9)%	(0.2)%	72	n/m
Total expenses	8,386	7,555	81.3%	71.0%	831	11%
Operating income	1,933	3,091	18.7%	29.0%	(1,158)	(37)%
Interest expense, net	(717)	(696)	(6.9)%	(6.5)%	21	3%
Gain on early debt extinguishment	154	—	1.5%	—%	154	n/m
Other expense, net	(2)	(57)	—%	(0.5)%	(55)	(96)%
Income before income taxes and income (loss) from investments in unconsolidated affiliates	1,368	2,338	13.3%	22.0%	(970)	(41)%
Income tax provision	(180)	(436)	(1.7)%	(4.1)%	(256)	(59)%
Income (loss) from investments in unconsolidated affiliates	15	(24)	0.1%	(0.2)%	(39)	n/m
Net income	1,203	1,878	11.7%	17.6%	(675)	(36)%
Less: net income attributable to noncontrolling interests	5	1	—%	—%	4	n/m
Net income attributable to Fiserv, Inc.	$1,198	$1,877	11.6%	17.6%	$(679)	(36)%
(1)Percentage of revenue is calculated as the relevant revenue, expense or income amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.
(2)n/m - Not meaningful

	Three Months Ended June 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2026	$2,608		$2,355		$329	$5,292
2025	2,644		2,552		320	5,516
Revenue change	$(36)		$(197)		$9	$(224)
Revenue change percentage	(1)%		(8)%			(4)%
Operating income (loss):
2026	$781		$912		$(678)	$1,015
2025	914		1,244		(462)	1,696
Operating income (loss) change	$(133)		$(332)		$(216)	$(681)
Operating income (loss) change percentage	(14)%		(27)%			(40)%
Operating margin:
2026	30.0%		38.7%			19.2%
2025	34.6%		48.7%			30.7%
Operating margin change (1)	(460)	bps	(1,000)	bps		(1,150)	bps

	Six Months Ended June 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2026	$4,981		$4,657		$681	$10,319
2025	5,016		4,969		661	10,646
Revenue change	$(35)		$(312)		$20	$(327)
Revenue change percentage	(1)%		(6)%			(3)%
Operating income (loss):
2026	$1,407		$1,789		$(1,263)	$1,933
2025	1,724		2,392		(1,025)	3,091
Operating income (loss) change	$(317)		$(603)		$(238)	$(1,158)
Operating income (loss) change percentage	(18)%		(25)%			(37)%
Operating margin:
2026	28.3%		38.4%			18.7%
2025	34.4%		48.1%			29.0%
Operating margin change (1)	(610)	bps	(970)	bps		(1,030)	bps
(1)Represents the basis point change in operating margin.
Revenue and operating income (loss) change percentages, as well as operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue decreased $224 million, or 4%, in the second quarter of 2026 and $327 million, or 3%, in the first six months of 2026 compared to the prior year periods, primarily due to lower data and analytics sales and license revenue in both the second quarter and first six months of 2026. Revenue decreased 1% in our Merchant segment in both the second quarter and first six months of 2026 and decreased 8% and 6% in our Financial segment in the second quarter and first six months of 2026, respectively, compared to the prior year periods.
Revenue in our Merchant segment decreased $36 million, or 1%, in the second quarter of 2026 and $35 million, or 1%, in the first six months of 2026 compared to the prior year periods. Small Business contributed a 1% decline to Merchant segment revenue in the second quarter of 2026 and its contribution was flat in the first six months of 2026; Enterprise’s contribution was flat in both the second quarter and first six months of 2026; and Processing contributed a 1% decline to Merchant segment revenue in both the second quarter and first six months of 2026. The decrease in revenue in our Merchant segment in the second quarter and first six months of 2026 was primarily due to a $45 million and $72 million decrease, respectively, in anticipation revenue in Argentina, attributed to lower inflation and interest rates, as well as a decline in hardware revenue in both periods. Revenue in our Merchant segment was also negatively impacted by lower data and analytics sales across Small Business, Enterprise and Processing compared to the prior year periods. The overall decrease in revenue in our Merchant segment was partially offset by Small Business volume growth, including from our Clover POS and business management platform.
Revenue in our Financial segment decreased $197 million, or 8%, in the second quarter of 2026 and $312 million, or 6%, in the first six months of 2026 compared to the prior year periods. Digital Payments contributed a 2% decline to Financial segment revenue in both the second quarter and first six months of 2026; Issuing contributed a 4% and 3% decline in the second quarter and first six months of 2026, respectively; and Banking contributed a 2% and 1% decline to Financial segment revenue in the second quarter and first six months of 2026, respectively. Revenue in our Financial segment in the second quarter and first six months of 2026 was negatively impacted by lower data and analytics sales and license revenue compared to the prior year periods, primarily within Digital Payments and Issuing.
Revenue at Corporate and Other increased $9 million, or 3%, in the second quarter and increased $20 million, or 3%, in the first six months of 2026 compared to the prior year periods, due to an increase in postage revenue.
Total Expenses
Total expenses increased $457 million, or 12%, in the second quarter of 2026 and $831 million, or 11%, in the first six months of 2026 compared to the prior year periods. Total expenses as a percentage of total revenue increased to 80.8% in the second quarter of 2026 and to 81.3% in the first six months of 2026 compared to 69.3% and 71.0%, respectively, in the prior year periods. Total expenses as a percentage of total revenue were impacted by higher costs to support the client experience, including personnel costs of approximately 580 basis points and 530 basis points; costs associated with our strategic One Fiserv transformation program of approximately 350 basis points and 320 basis points; and data processing costs, including increased technology infrastructure expenses, of approximately 280 basis points and 260 basis points in the second quarter and first six months of 2026, respectively. Total expenses as a percentage of total revenue in the first six months of 2026 was favorably impacted by a net gain on the sale-leaseback of certain facilities of $83 million.
Cost of processing and services as a percentage of processing and services revenue increased to 39.7% in the second quarter of 2026 compared to 32.8% in the second quarter of 2025 and increased to 39.7% in the first six months of 2026 compared to 33.5% in the first six months of 2025. Cost of processing and services as a percentage of processing and services revenue was negatively impacted by higher personnel costs of approximately 330 basis points and 300 basis points; costs associated with our strategic One Fiserv transformation program of approximately 180 basis points and 190 basis points; and higher data processing costs, including increased technology infrastructure expenses, of approximately 200 basis points and 180 basis points in the second quarter and first six months of 2026, respectively.
Cost of product as a percentage of product revenue increased to 68.9% in the second quarter of 2026 compared to 57.3% in the second quarter of 2025 and increased to 70.8% in the first six months of 2026 compared to 60.0% in the first six months of 2025. Cost of product as a percentage of product revenue in the second quarter and first six months of 2026 was negatively impacted by higher personnel costs of approximately 260 basis points and 250 basis points, respectively, as well as a decrease in total company high margin data and analytics sales and license revenue compared to the prior year periods.
Selling, general and administrative expenses as a percentage of total revenue increased to 35.7% in the second quarter of 2026 compared to 31.0% in the second quarter of 2025 and increased to 36.6% in the first six months of 2026 compared to 31.9% in the first six months of 2025. Selling, general and administrative expenses as a percentage of total revenue was negatively impacted by higher personnel costs of approximately 230 basis points and 220 basis points; costs associated with our strategic One Fiserv transformation program of approximately 200 basis points and 160 basis points; and higher payments to distribution partners of approximately 130 basis points and 110 basis points in the second quarter and first six months of 2026, respectively.
The first six months of 2026 included a net gain on the sale-leaseback of certain facilities of $83 million.
Operating Income and Operating Margin
Total operating income decreased $681 million, or 40%, in the second quarter of 2026 and $1.2 billion, or 37%, in the first six months of 2026 compared to the prior year periods. Total operating margin decreased to 19.2% and 18.7% in the second quarter and first six months of 2026 compared to 30.7% and 29.0%, respectively, in the prior year periods. Total operating income and total operating margin in both the second quarter and first six months of 2026 were negatively impacted by a decrease in high margin license revenue and data and analytics sales, along with higher costs to support the client experience, including personnel costs, costs associated with our strategic One Fiserv transformation program, and data processing costs, including increased technology infrastructure expenses.
Operating income in our Merchant segment decreased $133 million, or 14%, in the second quarter of 2026 and $317 million, or 18%, in the first six months of 2026 compared to the prior year periods. Operating margin decreased to 30.0% and 28.3% in the second quarter and first six months of 2026 compared to 34.6% and 34.4%, respectively, in the prior year periods. Operating income and operating margin in our Merchant segment were negatively impacted by a decrease in anticipation revenue in Argentina, as well as a decrease in high margin data and analytics sales in both the second quarter and first six months of 2026. Operating income and operating margin in our Merchant segment were also negatively impacted by higher payments to distribution partners in both the second quarter and first six months of 2026.
Operating income in our Financial segment decreased $332 million, or 27%, in the second quarter of 2026 and $603 million, or 25%, in the first six months of 2026 compared to the prior year periods. Operating margin decreased to 38.7% and 38.4% in the second quarter and first six months of 2026 compared to 48.7% and 48.1%, respectively, in the prior year periods. The decrease in operating income and operating margin in our Financial segment in the second quarter and first six months of 2026 was primarily due to a decrease in high margin license revenue and data and analytics sales and higher personnel costs.

The operating loss in Corporate and Other increased $216 million in the second quarter of 2026 and increased $238 million in the first six months of 2026 compared to the prior year periods. The operating loss in the second quarter and first six months of 2026 included costs associated with our strategic One Fiserv transformation program of $187 million and $329 million, respectively. The operating loss in the first six months of 2026 was partially offset by a net gain of $83 million on the sale-leaseback of certain facilities.
Interest Expense, Net
Interest expense, net increased $5 million, or 1%, in the second quarter of 2026 and $21 million, or 3%, in the first six months of 2026 compared to the prior year periods due to debt financing activities, including our public offering and issuances of $2.0 billion and €2.175 billion of senior notes in August 2025 and May 2025, respectively, as well as an increase in finance lease and other financing obligations, partially offset by lower variable weighted average interest rates on our foreign lines of credit used to advance funds under our settlement anticipation program in Latin America. Interest expense, net in the second quarter and first six months of 2026 also includes the recognition of $22 million of unamortized losses on treasury lock agreements associated with a portion of our senior notes due in July 2049 that were early extinguished during the second quarter of 2026.
Gain on Early Debt Extinguishment
In June 2026, we purchased through a cash tender offer and open market repurchase a portion of our outstanding 5.150% senior notes due in March 2027 and 4.400% senior notes due in July 2049. Upon expiration of the cash tender offer, $1.3 billion aggregate principal amount of the senior notes was tendered and accepted for purchase for total consideration of $1.2 billion paid to holders. Additionally, $28 million aggregate principal amount of the senior notes due in July 2049 was retired through an open market repurchase for total consideration of $23 million paid to holders. This activity resulted in a pre-tax gain on early debt extinguishment of $154 million recorded in the second quarter of 2026.
Other Expense, Net
Other expense, net decreased $15 million, or 38%, in the second quarter of 2026 and $55 million, or 96%, in the first six months of 2026 compared to the prior year periods. Other expense, net includes the remeasurement of monetary assets and liabilities for subsidiaries located in highly inflationary economies, gains or losses from a sale or change in fair value of investments in equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. The remeasurement of monetary assets and liabilities of subsidiaries located in Argentina, a highly inflationary economy, resulted in foreign currency exchange losses of $30 million and $46 million for the three months ended June 30, 2026 and 2025, and $9 million and $64 million for the six months ended June 30, 2026 and 2025, respectively.
Income Tax Provision
The income tax provision as a percentage of income before income taxes and income (loss) from investments in unconsolidated affiliates was 20.2% and 19.0% for the three months ended June 30, 2026 and 2025, and 13.2% and 18.6% for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate for the six months ended June 30, 2026 included the impact of a $293 million benefit related to the release of a valuation allowance against certain foreign net operating loss carryforwards that were determined to be realizable during the first quarter of 2026. This benefit was partially offset by a $39 million increase in U.S. federal unrecognized tax benefits for tax positions taken in prior years, $35 million in discrete tax expense from share-based awards and a $39 million increase in various other foreign valuation allowances during the first quarter of 2026. The net impact of these items resulted in a lower effective income tax rate compared to the statutory tax rate and prior year period. The effective income tax rate for the first six months ended June 30, 2025 included discrete tax benefits from share-based awards, resulting in a lower effective income tax rate compared to the statutory income tax rate.
Income (Loss) from Investments in Unconsolidated Affiliates
Our share of income or loss from unconsolidated affiliates accounted for using the equity method is reported within income (loss) from investments in unconsolidated affiliates, and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income. Income (loss) from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $11 million and $(16) million in the second quarter of 2026 and 2025, and $15 million and $(24) million in the first six months of 2026 and 2025, respectively. Loss from investments in unconsolidated affiliates in the second quarter and first six months of 2025 included $16 million of non-cash impairment charges.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries and was $3 million and $4 million in the second quarter of 2026 and 2025, and $5 million and $1 million in the first six months of 2026 and 2025, respectively.
Net Income Per Share – Diluted
Net income attributable to Fiserv, Inc. per share-diluted was $1.17 and $1.86 in the second quarter of 2026 and 2025, and was $2.24 and $3.36 in the first six months of 2026 and 2025, respectively, driven by the impacts to net income attributable to Fiserv, Inc. described above. Net income attributable to Fiserv, Inc. per share-diluted also includes the impact of a reduction in our diluted weighted average outstanding shares due to our share repurchase program (1.7 million and 12.2 million shares of common stock were repurchased in the second quarter of 2026 and 2025, and 5.0 million and 21.9 million shares of common stock were repurchased in the first six months of 2026 and 2025, respectively).
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance lease and other financing obligations; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $627 million, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $4.2 billion (net of $3.8 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due within the next 12 months and letters of credit) at June 30, 2026.

The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025	$	%
Net income	$1,203	$1,878	$(675)
Depreciation and amortization	1,701	1,592	109
Share-based compensation	235	215	20
Deferred income taxes	(170)	(215)	45
Net gain on sale of assets	(89)	(17)	(72)
Net gain on early debt extinguishment	(130)	—	(130)
(Income) loss from investments in unconsolidated affiliates	(15)	24	(39)
Distributions from unconsolidated affiliates	19	22	(3)
Non-cash foreign currency exchange losses	9	65	(56)
Net changes in working capital and other	(681)	(1,251)	570
Net cash provided by operating activities	$2,082	$2,313	$(231)	(10)%
Capital expenditures, including capitalized software and other intangibles	$956	$814	$142	17%
Our operating cash flow was $2.1 billion in the first six months of 2026, a decrease of 10% compared with $2.3 billion in the first six months of 2025. The decrease was primarily attributable to lower profitability, partially offset by a lower use of working capital compared to the first six months of 2025, including trade accounts receivable collections and timing of prepaid expenses and accounts payable.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, merchant and settlement anticipation cash advances, share repurchases, acquisitions and to repay debt rather than to pay dividends. Our capital expenditures were approximately 9% and 8% of our total revenue for the first six months of 2026 and 2025, respectively.
Share Repurchases
We repurchased 1.7 million shares of our common stock for approximately $100 million and 12.2 million shares of our common stock for $2.2 billion during the second quarter of 2026 and 2025, respectively. We repurchased 5.0 million shares of our common stock for approximately $300 million and 21.9 million shares of our common stock for $4.4 billion during the first six months of 2026 and 2025, respectively. On February 19, 2025, our board of directors authorized the purchase of up to 60.0 million shares of our common stock. This authorization does not expire. As of June 30, 2026, we had approximately 40.8 million shares remaining under our existing repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
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
Other Transactions
In May 2026, we entered into asset purchase and sale agreements with certain third parties providing for the monthly sale of certain future credit card receivables originated under our merchant cash advance programs. Aggregate proceeds from the sales of merchant cash advance receivables under these arrangements were $152 million during the six months ended June 30, 2026. The proceeds from these sales were primarily used to pay down indebtedness. Monthly sales of future credit card receivables under these agreements are expected to occur throughout the foreseeable future.

In the first quarter of 2026, we entered into sale leaseback arrangements for certain of our facilities for an aggregate net sales price of $201 million. The proceeds, which were received in the first six months of 2026, were primarily used for general corporate purposes, including the repayment of debt.
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

Indebtedness
Our debt consisted of the following at:

(In millions)	June 30, 2026	December 31, 2025
Short-term and current maturities of long-term debt:
Foreign lines of credit	$618	$762
Finance lease and other financing obligations	589	477
Total short-term and current maturities of long-term debt	$1,207	$1,239

Long-term debt:
3.200% senior notes due July 2026	$2,000	$2,000
5.150% senior notes due March 2027	234	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	569	589
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	854	883
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	569	589
3.750% senior notes due October 2030 (Euro-denominated)	569	—
4.550% senior notes due February 2031	1,000	1,000
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	911	942
3.000% senior notes due July 2031 (British Pound-denominated)	693	709
3.500% senior notes due June 2032 (Euro-denominated)	882	912
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
4.250% senior notes due June 2034 (Euro-denominated)	569	—
5.150% senior notes due August 2034	900	900
5.250% senior notes due August 2035	1,000	1,000
4.000% senior notes due June 2036 (Euro-denominated)	740	765
4.400% senior notes due July 2049	1,156	2,000
U.S. dollar commercial paper notes	—	326
Euro commercial paper notes	548	839
Revolving credit facility	—	188
Unamortized discount and deferred financing costs	(150)	(169)
Fair value hedge accounting adjustments	(22)	—
Finance lease and other financing obligations	1,757	1,635
Total long-term debt	$26,679	$27,758
In June 2026, we completed the public offering and issuance of €1.0 billion of senior notes, comprised of €500 million aggregate principal amount of 3.750% senior notes due in October 2030 and €500 million aggregate principal amount of 4.250% senior notes due in June 2034. We used the net proceeds from this senior notes offering, together with proceeds from the sale of U.S. dollar commercial paper and cash from operations, to purchase through a cash tender offer and open market repurchase a portion of our outstanding 5.150% senior notes due in March 2027 (the “2027 notes”) and 4.400% senior notes due in July 2049 (the “2049 notes”). Upon expiration of the cash tender offer, $1.3 billion aggregate principal amount of the 2027 and 2049 notes was tendered and accepted for purchase for total consideration of $1.2 billion paid to holders. Additionally, $28 million aggregate principal amount of the 2049 notes was retired through an open market repurchase for total consideration of $23 million paid to holders. In July 2026, an additional $47 million aggregate principal amount of the 2049 notes was retired through an open market repurchase for total consideration of $38 million.
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
At June 30, 2026, our debt consisted primarily of fixed-rate senior notes in the aggregate principal amount of $24.5 billion. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion. A portion of our senior notes, in the aggregate notional amount of $1.5 billion, are designated as fair value hedges through fixed-to-floating interest rate swap contracts, which economically changes the hedged notes to variable rate debt. The fair value adjustments associated with our hedged senior notes, as reflected in the table above, are offset by the change in the fair value of the fixed-to-floating interest rate swap contracts.
At June 30, 2026, the 3.200% senior notes due in July 2026, 5.150% senior notes due in March 2027, and 2.250% senior notes due in June 2027 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis, and the ability to do so under our commercial paper programs and revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at June 30, 2026:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	17.401%	$618
Euro commercial paper notes	various	2.493%	548
Total variable rate debt		10.406%	$1,166
We maintain various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund advances associated with operations in Latin America through our settlement anticipation program. The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at June 30, 2026:

	Weighted-Average Interest Rate	Outstanding Borrowings (In millions)
Argentina	25.848%	$236
Brazil	14.700%	259
Uruguay and Other	6.962%	123
Total	17.401%	$618

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
We also maintain a senior unsecured multicurrency revolving credit facility, which matures in August 2030 and provides for a maximum aggregate principal amount of availability of $8.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. There were no outstanding borrowings under the revolving credit facility at June 30, 2026. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
During the first six months of 2026, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC and defi SOLUTIONS Group, LLC (collectively, the “Lending Joint Ventures”). The Lending Joint Ventures maintain variable-rate term loan facilities with aggregate outstanding borrowings of $388 million in senior unsecured debt at June 30, 2026 and variable-rate revolving credit facilities with an aggregate borrowing capacity of $83 million with a syndicate of banks, which mature in April 2027. There were $36 million of aggregate outstanding borrowings on the revolving credit facilities at June 30, 2026. We have guaranteed the debt of the Lending Joint Ventures. We maintained a liability of $7 million at June 30, 2026 for the estimated fair value of our non-contingent obligations to stand ready to perform over the term of the guarantee arrangements. Such guarantees will be amortized in future periods over the contractual term of the debt. In addition, we maintained a contingent liability of $4 million at June 30, 2026, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of the Lending Joint Ventures and historical industry data, which is used to develop assumptions of the likelihood the guaranteed parties will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantees, nor have we been called upon to do so, and do not anticipate that the Lending Joint Ventures will fail to fulfill their debt obligations.
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
The table below details our cash and cash equivalents held at:

(In millions)	June 30, 2026	December 31, 2025
Available	$245	$342
Unavailable (1)	382	456
Total	$627	$798
(1)Represents cash associated with intermediary settlement advances; wholly owned entities subject to regulatory requirements; cash in transit; or cash in our joint ventures that is not available to fund operations outside of the respective entities unless approved by the board of directors of the relevant entity.
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
Our exposure to foreign currency exchange risks generally arises from our international operations to the extent they are conducted in local currency. The major currencies to which we are exposed to are the Argentine Peso, Brazilian Real, British Pound, Euro and Indian Rupee. Changes in the value of underlying monetary assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions in highly inflationary economies may result in foreign currency exchange losses. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. In April 2025, the Argentine government announced economic policy changes, including the removal of certain currency controls, resulting in a significant devaluation of the Argentine Peso. Additionally, the Argentine Peso experienced significant volatility during 2025 due to the economic landscape in Argentina. The remeasurement of monetary assets and liabilities of subsidiaries located in Argentina, a highly inflationary economy, resulted in foreign currency exchange losses of $30 million and $46 million for the three months ended June 30, 2026 and 2025, respectively, and $9 million and $64 million for the six months ended June 30, 2026 and 2025, respectively, which is included within other income (expense), net in the consolidated statements of income.
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes to our quantitative and qualitative analyses about market risk during the six months ended June 30, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 17, Commitments and Contingencies – Litigation and Investigation Matters, which is incorporated by reference in response to this item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2026	—	$—	—	42,610,527
May 1-31, 2026	1,440,000	56.28	1,440,000	41,170,527
June 1-30, 2026	329,792	57.50	329,792	40,840,735
Total	1,769,792		1,769,792
(1)On February 19, 2025, our board of directors authorized the purchase of up to 60.0 million shares of our common stock. This authorization does not expire.
ITEM 5. OTHER INFORMATION
(c) During the three months ended June 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Thirty-Ninth Supplemental Indenture, dated as of June 23, 2026, by and between Fiserv, Inc. and U.S. Bank Trust Company, National Association (including Form of 3.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2026).

4.2
Fortieth Supplemental Indenture, dated as of June 23, 2026, by and between Fiserv, Inc. and U.S. Bank Trust Company, National Association (including Form of 4.250% Senior Notes due 2034) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2026).

4.3
Agency Agreement, dated as of June 23, 2026, by and among Fiserv, Inc., as issuer, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as trustee and security registrar (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2026).

10.1	Non-Employee Director Compensation Schedule**

10.2	Offer Letter between Fiserv, Inc. and Takis Georgakopoulos, dated June 14, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2026).**

10.3	Letter Agreement between Fiserv, Inc. and Paul M. Todd, dated June 14, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2026).**

22	Subsidiary Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q filed on July 24, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Notes to Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).
**    This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	August 7, 2026	By:	/s/ Paul M. Todd
Paul M. Todd
Chief Financial Officer

Date:	August 7, 2026	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer