Form 10-Q
period 2026-09-30
FISERV INC
filed 2026-11-04
CIK 798354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2026, there were 532,047,720 shares of common stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Fiserv, Inc.
Consolidated Statements of Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Processing and services (1)	$4,231	$4,273	$12,593	$12,622
Product	965	990	2,922	3,287
Total revenue	5,196	5,263	15,515	15,909
Expenses:
Cost of processing and services	1,726	1,486	5,042	4,287
Cost of product	713	679	2,099	2,057
Selling, general and administrative	1,901	1,762	5,674	5,155
Net gain on disposition of businesses and other assets	(102)	(100)	(191)	(117)
Goodwill impairment	6,452	—	6,452	—
Total expenses	10,690	3,827	19,076	11,382
Operating income (loss)	(5,494)	1,436	(3,561)	4,527
Interest expense, net	(333)	(422)	(1,050)	(1,118)
Gain on early debt extinguishment	29	—	183	—
Other expense, net	(4)	(50)	(6)	(107)
Income (loss) before income taxes and income (loss) from investments in unconsolidated affiliates	(5,802)	964	(4,434)	3,302
Income tax provision	(137)	(173)	(317)	(609)
Income (loss) from investments in unconsolidated affiliates	—	8	15	(16)
Net income (loss)	(5,939)	799	(4,736)	2,677
Less: net income attributable to noncontrolling interests	2	7	7	8
Net income (loss) attributable to Fiserv, Inc.	$(5,941)	$792	$(4,743)	$2,669

Net income (loss) attributable to Fiserv, Inc. per share:
Basic	$(11.17)	$1.46	$(8.90)	$4.85
Diluted	$(11.17)	$1.46	$(8.90)	$4.83

Shares used in computing net income (loss) attributable to Fiserv, Inc. per share:
Basic	531.8	540.2	532.9	550.8
Diluted	531.8	541.8	532.9	553.0
(1)Includes processing and other fees charged to related party investments accounted for under the equity method of $26 million and $21 million for the three months ended September 30, 2026 and 2025, respectively, and $64 million and $77 million for the nine months ended September 30, 2026 and 2025, respectively (see Note 6).
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(5,939)	$799	$(4,736)	$2,677
Other comprehensive income (loss):
Fair market value adjustment on derivatives	8	(11)	(17)	(7)
Reclassification adjustment for net realized losses on cash flow hedges included in cost of processing and services	6	2	15	4
Reclassification adjustment for net realized losses on cash flow hedges included in net interest expense (see Note 7)	7	3	35	10
Tax impacts of derivatives	(5)	1	(8)	(2)
Foreign currency translation	(33)	(71)	(5)	386
Tax impacts of foreign currency translation (see Note 7)	1	(6)	(35)	132
Total other comprehensive income (loss)	(16)	(82)	(15)	523
Comprehensive income (loss)	$(5,955)	$717	$(4,751)	$3,200
Less: net income attributable to noncontrolling interests	2	7	7	8
Less: other comprehensive income attributable to noncontrolling interests	2	2	2	95
Comprehensive income (loss) attributable to Fiserv, Inc.	$(5,959)	$708	$(4,760)	$3,097
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$545	$798
Trade accounts receivable, less allowance for doubtful accounts	3,826	3,981
Prepaid expenses and other current assets	3,030	3,396
Settlement assets	16,339	16,479
Total current assets	23,740	24,654
Property and equipment, net	3,367	3,084
Customer relationships, net	4,274	5,093
Other intangible assets, net	5,190	5,068
Goodwill	30,953	37,703
Contract costs, net	1,056	1,039
Investments in unconsolidated affiliates	1,122	1,046
Other long-term assets	2,885	2,446
Total assets	$72,587	$80,133
Liabilities and Equity
Accounts payable and other current liabilities	$4,435	$5,307
Short-term and current maturities of long-term debt	1,254	1,239
Contract liabilities	751	865
Settlement obligations	16,339	16,479
Total current liabilities	22,779	23,890
Long-term debt	25,809	27,758
Deferred income taxes	1,434	1,478
Long-term contract liabilities	263	259
Other long-term liabilities	1,218	939
Total liabilities	51,503	54,324
Commitments and Contingencies (see Note 17)
Fiserv, Inc. Shareholders’ Equity:
Preferred stock, no par value: 25 million shares authorized; none issued	—	—
Common stock, $0.01 par value: 1,800 million shares authorized; 784 million shares issued	8	8
Additional paid-in capital	23,398	23,260
Accumulated other comprehensive loss	(1,001)	(984)
Retained earnings	22,312	27,055
Treasury stock, at cost, 253 million and 250 million shares, respectively	(23,657)	(23,547)
Total Fiserv, Inc. shareholders’ equity	21,060	25,792
Noncontrolling interests	24	17
Total equity	21,084	25,809
Total liabilities and equity	$72,587	$80,133
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(4,736)	$2,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	6,452	—
Depreciation and other amortization	1,595	1,365
Amortization of acquisition-related intangible assets	923	993
Amortization of financing costs and debt discounts	36	34
Share-based compensation	345	302
Deferred income taxes	(312)	(589)
Net gain on disposition of businesses and other assets	(191)	(117)
Net gain on early debt extinguishment	(156)	—
(Income) loss from investments in unconsolidated affiliates	(15)	16
Originations of merchant cash advances, held for sale	(157)	—
Proceeds from repayments and sales of merchant cash advances, originally classified as held for sale	157	—
Distributions from unconsolidated affiliates	30	34
Non-cash foreign currency exchange losses	23	118
Other non-cash impairment charges	68	5
Other operating activities	(9)	(10)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	186	(111)
Prepaid expenses and other assets	(220)	(561)
Contract costs	(197)	(179)
Accounts payable and other liabilities	(740)	117
Contract liabilities	12	24
Net cash provided by operating activities	3,094	4,118
Cash flows from investing activities:
Capital expenditures, including capitalized software and other intangibles	(1,438)	(1,321)
Proceeds from disposition of businesses and other assets, net of cash disposed	364	—
Merchant cash advances, including Clover Capital program	(804)	—
Repayments and sales of merchant cash advances, including Clover Capital program	923	—
Settlement anticipation cash advances, net	108	(614)
Payments for acquisition of businesses, net of cash acquired	—	(369)
Distributions from unconsolidated affiliates	23	17
Purchases of investments	(28)	(78)
Proceeds from sale of investments	15	486
Other investing activities	5	(18)
Net cash used in investing activities	(832)	(1,897)

Fiserv, Inc.
Consolidated Statements of Cash Flows (cont.)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Debt proceeds	$3,101	$5,753
Debt repayments, including redemption and other costs	(5,586)	(3,352)
Net borrowings from commercial paper and short-term borrowings	419	1,169
Payments of debt financing costs	(3)	(20)
Proceeds from issuance of treasury stock	30	53
Purchases of treasury stock, including employee shares withheld for tax obligations	(395)	(5,695)
Settlement activity, net	(1,265)	(74)
Distributions paid to noncontrolling interests	(2)	(2)
Payments to acquire noncontrolling interests of consolidated subsidiaries	—	(436)
Payments of acquisition-related contingent consideration	(6)	—
Settlement of derivative contracts	—	65
Other financing activities	8	4
Net cash used in financing activities	(3,699)	(2,535)
Effect of exchange rate changes on cash and cash equivalents	(39)	86
Net change in cash and cash equivalents	(1,476)	(228)
Cash and cash equivalents, beginning balance	2,802	2,993
Cash and cash equivalents, ending balance	$1,326	$2,765
See accompanying notes to consolidated financial statements.

Fiserv, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of Fiserv, Inc. (the “Company”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Principles of Consolidation
The consolidated financial statements include the accounts of Fiserv, Inc. and its subsidiaries in which the Company holds a majority controlling financial interest. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Control is typically established when ownership and voting interests in an entity are greater than 50%. Investments in which the Company has significant influence but not control are accounted for using the equity method of accounting, for which the Company’s share of net income or loss is reported within income (loss) from investments in unconsolidated affiliates, and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income (loss). Significant influence over an affiliate’s operations generally coincides with an ownership interest of between 20% and 50%; for partnerships and limited liability companies, an ownership interest of between 3% and 50%; or board of director representation may also constitute significant influence.
Noncontrolling interests in entities of which the Company maintains a majority controlling financial interest represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries and are presented as a separate line item within the consolidated statements of income (loss) and as a component of equity within the consolidated balance sheets.
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
The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
Cash and cash equivalents on the consolidated balance sheets	$545	$798	$1,068
Cash and cash equivalents included in settlement assets	713	1,978	1,682
Restricted cash	68	26	15
Total cash and cash equivalents on the consolidated statements of cash flows	$1,326	$2,802	$2,765

Allowance for Doubtful Accounts
The Company analyzes the collectability of trade accounts receivable by considering historical bad debts and issued client credits, client creditworthiness, current economic conditions, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $94 million and $84 million at September 30, 2026 and December 31, 2025, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Prepaid maintenance, postage and insurance	$374	$334
Other prepaid expenses	297	269
Total prepaid expenses (1)	671	603
Income tax receivables (2)	120	148
Net merchant cash advances, including Clover Capital program	350	564
Settlement anticipation cash advances	1,004	1,223
Other current assets	885	858
Total other current assets	2,359	2,793
Total prepaid expenses and other current assets	$3,030	$3,396
(1)Prepaid expenses represent advance payments for goods and services to be consumed in the future.
(2)Includes receivables associated with transferable federal tax credits (see Note 14).
The Company offers merchants advance access to capital, primarily through its Clover Capital program. Under this program, merchants sell fixed amounts of their future credit card receivables to the Company in exchange for an up-front purchase price payment. Future credit card receivables purchased by the Company under its merchant cash advance programs, including Clover Capital, were $378 million and $598 million at September 30, 2026 and December 31, 2025, respectively. The Company maintained an allowance for credit losses of $28 million and $34 million at September 30, 2026 and December 31, 2025, respectively. The allowance reflects an estimate of expected credit losses based on collection performance trends, current economic conditions, and reasonable and supportable forecasts. For the nine months ended September 30, 2026, merchant cash advances, which are generally collected over a period of six to twelve months, are presented on a gross basis within investing activities in the consolidated statement of cash flows. For the nine months ended September 30, 2025, merchant cash advances were presented on a net basis, along with settlement anticipation cash advances as described below, within investing activities in the consolidated statement of cash flows.
In May 2026, the Company entered into asset purchase and sale agreements with certain third parties providing for the monthly sale of certain future credit card receivables originated under the Company’s merchant cash advance programs described above. Aggregate proceeds, subject to additional consideration based upon specified return thresholds (see Note 8), from the sales of merchant cash advance receivables under these arrangements were $141 million and $293 million during the three and nine months ended September 30, 2026, respectively. The Company recognizes interest-related income earned on, and gains on sales of, merchant cash advances in processing and services revenue in the consolidated statements of income (loss) (see Note 3).
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
The Company classifies merchant cash advances as held for investment when it has the intent and ability to hold the receivables for the foreseeable future, until maturity, or until payoff. The Company classifies merchant cash advances as held for sale when it has both the intent and ability to sell all of its rights, title, and interest in the receivables to third-party investors. There were no merchant cash advances classified as held for sale as of September 30, 2026.

Advances classified as held for sale at origination are presented as a component of cash flows from operating activities, while advances held for investment at origination are presented as a component of cash flows from investing activities in the consolidated statement of cash flows.
The Company also offers merchants within its international operations advance access to capital through its settlement anticipation program. Under this program, the Company provides merchants the opportunity to receive settlement cash payments in advance in exchange for settlement receivables from card issuers, including when cardholders have elected to pay over time in installments. These local currency denominated arrangements are primarily associated with the Company’s operations in Latin America, the most significant of which are denominated in Argentine Peso and Brazilian Real. The Company sells, without recourse, certain of these settlement anticipation cash advances within its Latin American operations. Activity related to settlement anticipation cash advances, the majority of which are collected within 30 days, are presented on a net basis within investing activities in the consolidated statements of cash flows.
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
Certain merchant settlement assets, included within settlement receivables, that relate to settlement obligations are held by partner banks. Although the Company does not have legal ownership of these assets, it has the right to use them to satisfy the related settlement obligations. The Company records settlement obligations for amounts payable to merchants and for outstanding payment instruments issued to payees that have not yet been presented for settlement.
Allowance for Merchant Credit Losses
With respect to the Company’s merchant acquiring business, the Company’s merchant customers have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where a cardholder has purchased goods or services to be delivered in the future. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to mitigate this risk. Collateral held by the Company, or held by partner banks for the Company’s benefit, is classified within settlement assets, and the obligation to repay the collateral is classified within settlement obligations in the consolidated balance sheets. The amount of merchant collateral available to the Company was $498 million and $588 million at September 30, 2026 and December 31, 2025, respectively. The Company also utilizes a number of systems and procedures to manage merchant credit risk. Despite these efforts, the Company experiences losses due to merchant defaults. The aggregate merchant credit loss expense, recognized by the Company within cost of processing and services in the consolidated statements of income (loss), was $30 million and $32 million for the three months ended September 30, 2026 and 2025, respectively, and $96 million and $93 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company maintains an allowance for merchant credit losses that are expected to exceed the amount of merchant collateral. The allowance includes estimated losses from anticipated chargebacks and fraud events that have been incurred on merchant payment transactions that have been processed but not yet reported to the Company, which is recorded within accounts payable and other current liabilities in the consolidated balance sheets, as well as estimated losses on refunded amounts to cardholders that have not yet been collected from the merchants, which is recorded within prepaid expenses and other current assets in the consolidated balance sheets. The allowance is based primarily on the Company’s historical experience of credit losses and other factors such as changes in economic conditions or increases in merchant fraud. The aggregate merchant credit loss allowance was $53 million and $46 million at September 30, 2026 and December 31, 2025, respectively.
Property, Equipment and Other Long-Term Assets
Property and equipment is reported at cost. Depreciation of property and equipment is computed primarily using the straight-line method over the shorter of the estimated useful life of the asset or the leasehold period, if applicable. During the nine months ended September 30, 2026, the Company entered into sale leaseback arrangements for certain of its facilities for an aggregate net sales price of $201 million. The sale of these facilities resulted in an aggregate gain of $83 million recorded within net gain on disposition of businesses and other assets in the consolidated statement of income (loss) during the nine months ended September 30, 2026. The leasebacks of these facilities are classified as operating leases and are recorded as right-of-use assets and lease liabilities in the consolidated balance sheet.
During the three months ended September 30, 2026, the Company recognized an impairment charge of $68 million related to a change in the intended use of certain facility operating lease right-of-use assets, resulting in the modification and remeasurement of the related leases. The impairment charge was recorded within selling, general and administrative expenses in the consolidated statement of income (loss). The Company evaluated the right-of-use assets for impairment and estimated their fair values using a discounted cash flow model based primarily on expected future sublease payments (Level 3 of the fair value hierarchy).
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis, or more frequently if circumstances indicate possible impairment. Goodwill is tested for impairment at a reporting unit level, which is one level below the Company’s operating segments. When reviewing goodwill for impairment, the Company considers the prior test’s amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of the reporting units and other prevailing factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair values of its reporting units are less than their respective carrying values. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry and other events specific to its reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test.
The Company determined that a triggering event occurred during the third quarter of 2026 as a result of sustained decreases in its share price and market capitalization, and therefore performed an interim quantitative goodwill impairment test for all reporting units in connection with the preparation of the Company’s consolidated financial statements for the three months ended September 30, 2026. The impairment assessment determined that the estimated fair values of certain reporting units were less than their respective carrying values and resulted in an aggregate non-cash goodwill impairment charge of $6.45 billion during the three months ended September 30, 2026. The non-cash impairment charge resulted in a related tax benefit of $50 million on the impairment of tax-deductible goodwill, recorded within the income tax provision in the consolidated statements of income (loss).
The Company determined the fair value of its reporting units using a discounted cash flow income approach (Level 3 of the fair value hierarchy) as the Company believes it directly reflects the Company’s future growth and operating performance, and engaged an independent valuation specialist to assist in the fair value determinations. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions. In connection with its interim goodwill impairment test during the third quarter of 2026, the Company used risk-adjusted discount rates ranging from 14% to 18%, compound annual revenue growth rates ranging from 1% to 8% and terminal growth rates ranging from 0% to 4%.

The table below presents the impairment charge and remaining goodwill balance by reporting unit and corresponding reportable segment:

(In millions)	Reportable Segment	Impairment Charge	Goodwill Balance at September 30, 2026
Reporting Unit 1	Merchant	$373	$945
Reporting Unit 2	Financial	1,686	302
Reporting Unit 4	Financial	281	—
Reporting Unit 5	Merchant	863	1,694
Reporting Unit 6	Merchant	831	3,454
Reporting Unit 7	Merchant	916	647
Reporting Unit 8	Merchant	709	3,870
Reporting Unit 9	Financial	679	1,840
Reporting Unit 10	Financial	114	313
		$6,452	$13,065
The fair value for each of the Company’s reporting units not subject to the impairment charge above exceeds its respective carrying value, with Reporting Unit 3 (reported within the Financial Solutions segment with a goodwill balance of $1.8 billion at September 30, 2026) having the lowest fair value cushion of approximately 10%. All other reporting units not subject to the impairment charge above have a fair value cushion of at least 20%. It is reasonably possible that further significant and sustained decreases in the Company’s share price and market capitalization; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test for certain of the Company’s reporting units (such as an increase in risk-adjusted discount rates) could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment in subsequent periods. Additionally, if future operating performance is below the Company’s expectations or there are future developments related to changes to forecasted revenue growth rates or operating margins, risk-adjusted discount rates, foreign currency exchange rates, effective income tax rates, or some combination thereof, a decline in the fair value of the reporting units could result in, and the Company may be required to record, an additional goodwill impairment charge in subsequent periods. As of September 30, 2026, the accumulated goodwill impairment for the Company was $6.45 billion.
The following table presents changes in goodwill during the nine months ended September 30, 2026:

	Reportable Segments
(In millions)	Merchant	Financial	Total
Goodwill - December 31, 2025	$23,106	$14,597	$37,703
Acquisition measurement period adjustments (see Note 4)	16	—	16
Dispositions (see Note 4)	—	(173)	(173)
Impairment	(3,692)	(2,760)	(6,452)
Foreign currency translation	(115)	(26)	(141)
Goodwill - September 30, 2026	$19,315	$11,638	$30,953
Foreign Currency
The U.S. dollar is the functional currency of the Company’s U.S.-based and certain foreign-based businesses. Where the functional currency of subsidiaries differs from the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the reporting period. Gains and losses from foreign currency translation are recorded as a separate component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included in determining net income (loss) for the reporting period.
Financial statements of subsidiaries located in highly inflationary economies outside of the U.S. are remeasured into U.S. dollars, and the foreign currency gains and losses from the remeasurement of monetary assets and liabilities are reflected in the consolidated statements of income (loss), rather than as foreign currency translation within accumulated other comprehensive loss in the consolidated balance sheets. The remeasurement of monetary assets and liabilities of subsidiaries located in Argentina, a highly inflationary economy, resulted in foreign currency exchange losses of $14 million and $53 million for the three months ended September 30, 2026 and 2025, respectively, and $23 million and $117 million for the nine months ended

September 30, 2026 and 2025, respectively, which is included within other income (expense), net in the consolidated statements of income (loss).
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
Derivatives
Derivatives are entered into for periods consistent with related underlying exposures and are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and recognized in the consolidated statements of income (loss) when the hedged item affects earnings. If the derivative is designated as a net investment hedge, changes in the fair value of the derivative, net of tax, are recorded in the foreign currency translation component of other comprehensive income (loss) until the sale or complete liquidation of the underlying net investment. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative are recorded in the same line item as the changes in the fair value of the hedged item and recognized in the consolidated statements of income (loss). To the extent a derivative is not designated as a hedge, changes in fair value are recognized in the consolidated statements of income (loss). The Company’s policy is to enter into derivatives as economic hedges with creditworthy institutions to limit exposure to changing interest rates and foreign currency rate fluctuations, and not to enter into such derivatives for speculative purposes. Additional information regarding the Company’s derivatives and hedging instruments is included in Note 7 to the consolidated financial statements.
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
Effective June 2024, the Company and the merchant alliance joint venture minority partner mutually agreed to terminate the joint venture agreement on September 1, 2024. Under the provisions of the separation agreement, the Company redeemed the minority partner’s membership interest in exchange for a future distribution of certain merchant contracts. The distribution of certain merchant contracts for the redemption of the minority partner’s membership interest was settled in the third quarter of 2025, resulting in a gain of $89 million recorded within net gain on disposition of businesses and other assets in the consolidated statements of income (loss). There was no associated tax impact on this gain. The Company maintains an ongoing relationship with the former minority partner to provide processing and other support services following the termination of the joint venture agreement.
Interest Expense, Net
Interest expense, net consists of interest expense primarily associated with the Company’s outstanding borrowings and finance lease obligations, as well as interest income primarily associated with the Company’s investment securities. Interest expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest expense	$(344)	$(432)	$(1,081)	$(1,147)
Interest income	11	10	31	29
Interest expense, net	$(333)	$(422)	$(1,050)	$(1,118)

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
Disaggregation of Revenue
The Company’s operations are comprised of the Merchant Solutions (“Merchant”) and the Financial Solutions (“Financial”) reportable segments (see Note 18). The table below presents the Company’s revenue disaggregated by business line and includes a reconciliation with its reportable segments. The Company serves its global client base by working among its geographic teams across various regions, including the U.S. and Canada; Europe, Middle East and Africa (“EMEA”); Latin America (“LATAM”); and Asia Pacific (“APAC”). The majority of the Company’s revenue is earned in the U.S., with revenue generated within its EMEA, LATAM and APAC regions comprising approximately 16% of total revenue for both the three and nine months ended September 30, 2026 and approximately 16% and 15% of total revenue for the three and nine months ended September 30, 2025, respectively.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Business Line	2026	2025	2026	2025
Small Business	$1,713	$1,741	$5,082	$5,109
Enterprise	561	580	1,657	1,669
Processing	247	265	763	824
Total Merchant Solutions segment revenue	$2,521	$2,586	$7,502	$7,602
Digital Payments	$914	$939	$2,854	$2,985
Issuing	840	802	2,393	2,492
Banking	577	592	1,741	1,825
Total Financial Solutions segment revenue	$2,331	$2,333	$6,988	$7,302
Corporate and Other	$344	$344	$1,025	$1,005
Total Revenue (1)	$5,196	$5,263	$15,515	$15,909
(1)Total revenue includes $310 million and $977 million for the three and nine months ended September 30, 2026, respectively, and $382 million and $1.09 billion for the three and nine months ended September 30, 2025, respectively, which represents revenue recognized outside the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Such revenue primarily consists of interest-related income earned on, and gains on sales of, merchant and settlement anticipation cash advances; interest income earned on short-term investments of subscriber funds and intermediary settlement cash balances; and lease income associated with point-of-sale (“POS”) terminal equipment.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

(In millions)	September 30, 2026	December 31, 2025
Contract assets	$843	$885
Contract liabilities	1,014	1,124
Contract assets, reported within other long-term assets in the consolidated balance sheets, primarily relate to customer discounts (contract incentives) where revenue is recognized and payment of consideration under the contract is contingent upon the transfer of services to a customer over the contractual period. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $751 million of revenue during the nine months ended September 30, 2026 that was included in the contract liabilities balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated processing and services revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at September 30, 2026:

(In millions)
Year Ending December 31,
Remainder of 2026	$681
2027	2,445
2028	1,827
2029	1,212
Thereafter	1,317
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
During the first quarter of 2026, the Company identified and recorded measurement period adjustments to the preliminary CCV purchase price allocation, including refinements to valuations of acquired intangible assets, which were the result of additional analysis performed and information identified based on facts and circumstances that existed as of the acquisition date. These measurement period adjustments resulted in a decrease to identifiable intangible assets of $15 million, an increase in goodwill of $14 million, and an increase in other net assets of $1 million. Such measurement period adjustments did not have a material impact on the Company’s consolidated statement of income (loss). The allocation of the purchase price was finalized in the first quarter of 2026 and resulted in the recognition of identifiable intangible assets, including customer relationships, of $103 million with a useful life of 8 years, acquired software and technology of $2 million with a useful life of 1 year and an acquired trademark of $4 million with a useful life of 2 years; $120 million of goodwill; and $24 million of other net assets, including acquired cash. Goodwill, which is not deductible for tax purposes, is primarily attributed to the anticipated value created by enabling the Company’s ability to accelerate the deployment of its Clover® POS and business management platform, providing enhanced capabilities and innovation to an expansive combined merchant and partner base across Europe.
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
Other Acquisitions
On October 1, 2025, the Company acquired a portion of The Toronto-Dominion Bank’s merchant processing business in Canada (“TD Merchant Canada”). TD Merchant Canada is included within the Merchant segment and expands the footprint of the Company’s Clover POS and business management platform. On September 25, 2025, the Company acquired the Smith Consulting Group, LLC business (“SCG”), an operational consulting service utilized by community banks and credit unions across the U.S. SCG is included within the Financial segment and supports the Company’s ability to provide consultative engagement to enhance community banks’ and credit unions’ strategic investments. On September 4, 2025, the Company acquired CardFree Inc. (“CardFree”), an all-in-one platform delivering integrated order, payment and loyalty solutions for merchants. CardFree is included within the Merchant segment and further expands the capabilities of the Company’s Clover POS and business management platform across the hospitality, restaurant and lodging industries. On June 4, 2025, the Company acquired Money Money Serviços Financeiros S.A. (“Money Money”), a Brazil-based provider of risk analysis and credit decisioning solutions. Money Money is included within the Merchant segment and expands the Company’s payment and financial service capabilities, enabling access to working capital and other payment solutions for small and medium-sized businesses. On April 4, 2025, the Company acquired Pinch Payments NZ Limited (together with Zootive Pty Ltd, “Pinch Payments”), an Australia-based payment facilitator. Pinch Payments is included within the Merchant segment and expands the Company’s flexible payment services for its partners and clients, and presence within the Asia Pacific region.
The Company acquired these businesses for aggregate consideration of $127 million, including deferred payments and earn-out provisions with an estimated fair value of $35 million. The allocation of purchase price for these acquisitions resulted in the recognition of identifiable intangible assets, including software and technology of $31 million with a weighted average useful life of 7 years and customer relationships of $18 million with a weighted average useful life of 6 years; $73 million of goodwill; and $5 million of other net assets. The purchase price allocations for Money Money and Pinch Payments were finalized in the third quarter of 2025, for SCG in the fourth quarter of 2025, and for CardFree and TD Merchant Canada in the first quarter of 2026. Measurement period adjustments did not have a material impact on the Company’s consolidated statements of income (loss). Goodwill for these acquisitions is primarily attributed to the anticipated value created by expanding the reach of the Company’s Clover POS and business management platform and further enabling the Company’s payment solutions, financial service capabilities and advisory services for financial institutions. For tax purposes, goodwill related to the SCG and TD Merchant Canada acquisitions is deductible; however, goodwill related to the Money Money, Pinch Payments and CardFree acquisitions is not deductible.
Disposition of Businesses and Other Transactions
On September 2, 2026, the Company completed the sale of its student loan servicing business, which was reported within the Financial segment, for net consideration of $85 million, of which $48 million was received in cash as of September 30, 2026 plus contingent earn-out provisions of up to $52 million, which will be recognized upon realization. During the third quarter of 2026, the Company recognized a pre-tax loss on the sale of $98 million, recorded within net gain on disposition of businesses and other assets, with a related income tax benefit of $6 million, recorded within the income tax provision, in the consolidated statements of income (loss). The pre-tax loss was comprised of the difference between the net cash consideration plus deferred payments and the net carrying amount of the business, including $77 million of capitalized software, $73 million of goodwill, and $33 million of other net assets.
On August 5, 2026, the Company completed the sale of a 51% controlling financial interest in its MoneyPass Network, ATM Managed Services and Cash Intelligence businesses (“MoneyPass Group”), which were reported within the Financial segment, for net cash proceeds of $102 million. The 51% controlling financial interest consists of preferred units with an annual cumulative preferred return. Prior to the closing of the transaction, MoneyPass Group obtained $218 million, net of fees, of third-party debt financing. The proceeds from this debt financing were primarily distributed to the Company. Following the transaction, the Company retained a 49% noncontrolling ownership interest in MoneyPass Group. Upon deconsolidation, the Company recognized its retained ownership interest at fair value and recorded a pre-tax gain of $198 million, representing the excess of the consideration received and the fair value of the retained interest over the carrying amount of the net assets derecognized. The carrying amounts of the assets and liabilities derecognized primarily included $97 million of customer relationship intangible assets, $100 million of goodwill, and $218 million of long-term debt. The pre-tax gain was recorded within net gain on disposition of businesses and other assets, and the related income tax expense of $71 million was recorded within the income tax provision, in the consolidated statements of income (loss).
In connection with the transaction, the Company entered into a services agreement to provide certain processing and other support services to MoneyPass Group for defined service fees. MoneyPass Group is a variable interest entity, and the Company holds variable interests through its 49% ownership interest and the services agreement. The Company is not the primary beneficiary of MoneyPass Group because it does not control MoneyPass Group’s board of directors, which maintains the power to direct the activities that most significantly impact MoneyPass Group’s economic performance, and, therefore, does not consolidate MoneyPass Group. The Company accounts for its retained ownership interest under the equity method. At September 30, 2026, the carrying amount of the Company’s investment in MoneyPass Group was $107 million and was included within investments in unconsolidated affiliates in the consolidated balance sheet.
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
5. Intangible Assets
Identifiable intangible assets consisted of the following:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2026
Customer relationships	$14,487	$10,213	$4,274
Acquired software and technology	2,187	1,563	624
Trade names	618	490	128
Purchased software	1,406	418	988
Capitalized software and other intangibles	5,669	2,219	3,450
Total	$24,367	$14,903	$9,464

December 31, 2025
Customer relationships	$14,773	$9,680	$5,093
Acquired software and technology	2,150	1,356	794
Trade names	633	458	175
Purchased software	1,397	441	956
Capitalized software and other intangibles	5,040	1,897	3,143
Total	$23,993	$13,832	$10,161
Amortization expense associated with the above identifiable intangible assets was $576 million and $561 million for the three months ended September 30, 2026 and 2025, respectively, and $1.7 billion for both the nine months ended September 30, 2026 and 2025.

6. Investments in Unconsolidated Affiliates
The Company maintains investments in various affiliates that are accounted for as equity method investments, the most significant of which are related to the Company’s merchant alliances. The Company’s share of net income or loss from these investments is reported within income (loss) from investments in unconsolidated affiliates and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income (loss). The Company reviews its equity method investments each reporting period for indications of an other-than-temporary decline in value, including any significant changes in business relationships with merchant alliances. A decline in value of an equity method investment determined to be other-than-temporary is recorded as a current-period impairment charge within income (loss) from investments in unconsolidated affiliates in the consolidated statements of income (loss).
Merchant Alliances
The Company maintains ownership interests in certain merchant alliances, which combine the processing capabilities and management expertise of the Company with the visibility and distribution channel of a financial institution. A merchant alliance acquires credit and debit card transactions from merchants. The formation of these alliances generally involves the Company and the financial institution contributing contracts with merchants to the alliance and a cash payment from one owner of the alliance to the other to achieve the desired ownership percentage for each. The Company and the financial institution enter into a long-term processing service agreement, which governs the Company’s provision of transaction processing services to the alliance. Fees charged to merchant alliances, based on contractual pricing, are recognized in the Company’s consolidated statements of income (loss) primarily as processing and services revenue, and totaled $18 million and $21 million for the three months ended September 30, 2026 and 2025, respectively, and $56 million and $72 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s investment in its merchant alliances was $705 million and $736 million at September 30, 2026 and December 31, 2025, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
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
Other Equity Method Investments
The Company maintains noncontrolling ownership interests in Sagent M&C, LLC (“Sagent”) and defi SOLUTIONS Group, LLC (“defi”) (collectively the “Lending Joint Ventures”), which are accounted for under the equity method. The Company’s net investment in the Lending Joint Ventures was $96 million and $88 million at September 30, 2026 and December 31, 2025, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets. The Company has guaranteed the debt of Sagent and had previously guaranteed the debt of defi. The Company does not anticipate that Sagent will fail to fulfill its existing debt obligations (see Note 8). In addition, the Company maintains other strategic investments accounted for under the equity method (see Note 4). The Company’s aggregate investment in such entities was $318 million and $208 million at September 30, 2026 and December 31, 2025, respectively, and is reported within investments in unconsolidated affiliates in the consolidated balance sheets.
Other Equity Investments
The Company also maintains investments, over which it does not have significant influence, in various equity securities without a readily determinable fair value. Such investments totaled $109 million and $126 million at September 30, 2026 and December 31, 2025, respectively, and are primarily included within other long-term assets in the consolidated balance sheets. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. To the extent such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a sale of these investments or a change in fair value are included within other income (expense), net in the consolidated statements of income (loss) for the period. Adjustments made for observable price changes to the values recorded for equity securities and net gains or losses from sales of equity securities were not significant during each of the three and nine months ended September 30, 2026 and 2025.
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
Cash Flow Hedges
The Company maintains forward exchange contracts, designated as cash flow hedges, to hedge foreign currency exposure to the Indian Rupee. The notional amount of these derivatives was $445 million and $323 million at September 30, 2026 and December 31, 2025, respectively. Based on the amounts recorded in accumulated other comprehensive loss at September 30, 2026, the Company estimates that it will recognize losses of approximately $11 million in cost of processing and services during the next 12 months as foreign exchange forward contracts settle.
The Company previously entered into treasury lock agreements (“Treasury Locks”), designated as cash flow hedges, to manage exposure to fluctuations in benchmark interest rates in anticipation of the issuance of fixed rate debt in connection with the 2019 acquisition and refinancing of certain indebtedness of First Data Corporation and its subsidiaries. Concurrent with the issuance of U.S. dollar-denominated senior notes in 2019, the Treasury Locks were settled resulting in a loss, net of income taxes, and recorded in accumulated other comprehensive loss that is being amortized to earnings over the terms of the originally forecast interest payments. In connection with the early debt extinguishment of a portion of the Company’s 4.400% senior notes due in July 2049 (see Note 10), $4 million and $26 million of unamortized losses associated with the Treasury Locks was recognized within net interest expense in the consolidated statements of income (loss) for the three and nine months ended September 30, 2026. The remaining unamortized balance recorded in accumulated other comprehensive loss related to the Treasury Locks was $53 million and $88 million at September 30, 2026 and December 31, 2025, respectively. Based on the remaining amounts recorded in accumulated other comprehensive loss at September 30, 2026, the Company estimates that it will recognize approximately $11 million in net interest expense during the next 12 months related to settled interest rate hedge contracts.
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
The aggregate notional amount of the fixed-to-fixed cross-currency rate swap contracts were as follows:

(In millions)	September 30, 2026	December 31, 2025
Currency
Euros	940	940
Singapore Dollars	828	828
Canadian Dollars	405	405
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

Foreign currency transaction gains (losses), net of income tax, related to net investment hedges that were recorded as foreign currency translation within other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Cross-currency rate swap contracts	$(3)	$11	$10	$(82)
Foreign currency-denominated debt	2	10	87	(313)
Foreign exchange forward contracts	—	—	10	—
The Company recorded income tax impacts of $1 million and $(6) million during the three months ended September 30, 2026 and 2025, respectively, and $(35) million and $132 million during the nine months ended September 30, 2026 and 2025, respectively, in other comprehensive income (loss) from the translation of foreign currency-denominated senior notes, Euro commercial paper notes, fixed-to-fixed cross-currency rate swap contracts and foreign exchange forward contracts.
Fair Value Hedges
The Company maintains fixed-to-floating interest rate swap contracts in the aggregate notional amount of $1.5 billion, designated as fair value hedges, to economically change a portion of its fixed rate senior notes to variable rate debt. Net changes in the fair value of the fixed-to-floating rate swaps ($77 million and $99 million loss for the three and nine months ended September 30, 2026, respectively), along with the offsetting change in the fair value of the hedged senior notes, attributable to changes in the designated benchmark interest rate, were recognized in net interest expense within the consolidated statements of income (loss).
The notional amounts of the hedged fixed rate senior notes were as follows:

(In millions)	September 30, 2026	December 31, 2025
Hedged Notes
5.350% senior notes due March 2031	$175	$—
5.625% senior notes due August 2033	300	—
5.150% senior notes due August 2034	500	—
5.250% senior notes due August 2035	525	—
In October 2026, the Company entered into fixed-to-floating interest rate swap contracts in the aggregate notional amount of $500 million, designated as fair value hedges, to economically change a portion of its 5.600% senior notes due in March 2033 to variable rate debt.
In September 2026, the Company entered into foreign exchange forward contracts in the notional amounts of 40 million Euro and 180 million Polish Zloty, designated as fair value hedges, to mitigate the spot foreign exchange rate risk on the principal amounts of Euro-denominated and Polish Zloty-denominated intercompany notes. Net changes in the fair value of the foreign exchange forward contracts, along with the offsetting change in the fair value of the intercompany note, attributable to fluctuations in the Euro/Polish Zloty, are recognized in other (expense) income, net within the consolidated statements of income (loss). Net changes in the fair value of the foreign exchange forward contracts were not significant during the three months ended September 30, 2026.
The Company previously maintained a fixed-to-fixed cross-currency rate swap contract in the notional amount of 525 million British Pounds, designated as a fair value hedge, to mitigate the spot foreign exchange rate risk on the principal amount of its British Pound-denominated 2.250% senior notes, which matured in July 2025. Net changes in the fair value of the cross-currency rate swaps ($0.3 million loss and $60 million gain for the three and nine months ended September 30, 2025, respectively), along with the offsetting change in the fair value of the hedged notes, attributable to fluctuations in the respective foreign currency spot rates were recognized in other income (expense), net within the consolidated statements of income (loss).
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

In connection with the sale of future credit card receivables originated under the Company’s merchant cash advance programs (see Note 1), the Company maintains the right to receive future consideration in the form of interest income collected on the sold receivables (“interest-only asset”). Contingent consideration related to certain of the Company’s acquisitions (see Note 4) is estimated using a probability-weighted assessment approach based on the likelihood of achieving the earn-out criteria. The fair value of the Company’s contingent liability for current expected credit losses associated with its debt guarantee, as further described below, is estimated based on assumptions of future risk of default and the corresponding level of credit losses at the time of default.
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

			Fair Value
(In millions)	Classification	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Assets
Cross-currency rate swap contracts designated as net investment hedges	Other long-term assets	Level 2	$4	$—
Interest-only asset on sale of merchant cash advances	Prepaid expenses and other current assets	Level 3	28	—
Liabilities
Cross-currency rate swap contracts designated as net investment hedges	Accounts payable and other current liabilities	Level 2	$23	$29
Cross-currency rate swap contracts designated as net investment hedges	Other long-term liabilities	Level 2	80	81
Forward exchange contracts designated as cash flow hedges	Accounts payable and other current liabilities	Level 2	11	10
Forward exchange contracts designated as cash flow hedges	Other long-term liabilities	Level 2	2	1
Fixed-to-floating interest rate swap contracts designated as fair value hedges	Other long-term liabilities	Level 2	99	—
Contingent consideration	Accounts payable and other current liabilities	Level 3	7	6
Contingent consideration	Other long-term liabilities	Level 3	22	29
Contingent debt guarantee	Accounts payable and other current liabilities	Level 3	2	—
Contingent debt guarantee	Other long-term liabilities	Level 3	—	6
Debt
The Company’s senior notes are recorded at amortized cost but measured at fair value for disclosure purposes. The estimated fair value of senior notes was based on matrix pricing which considers readily observable inputs of comparable securities (Level 2 of the fair value hierarchy). A portion of the Company’s senior notes are designated under a fair value hedging relationship (see Note 7), and therefore changes in fair value attributable to changes in the designated benchmark interest rate are included in the carrying value of the hedged senior notes within the consolidated balance sheet. The carrying value of the Company’s foreign lines of credit, commercial paper notes and revolving credit facility borrowings approximates fair value as these instruments have variable interest rates and the Company has not experienced any change to its credit ratings (Level 2 of the fair value hierarchy). The estimated fair value of total debt, excluding finance leases and other financing obligations, was $23.6 billion and $26.4 billion at September 30, 2026 and December 31, 2025, respectively, and the carrying value was $24.6 billion and $26.9 billion at September 30, 2026 and December 31, 2025, respectively.
Debt Guarantee Arrangement
The Company has previously guaranteed the debt of the Lending Joint Ventures (see Note 6). In September 2026, defi refinanced its then existing debt facilities with a syndicate of banks, which provided for the full termination and release of the Fiserv, Inc. debt guarantee. Additionally, in September 2026, the Company extended its debt guarantee of Sagent’s existing debt facilities (which currently mature in April 2027) through March 2030. Sagent maintains a variable-rate term loan facility with outstanding borrowings of $219 million in senior unsecured debt at September 30, 2026 and a variable-rate revolving credit facility with a borrowing capacity of $43 million with a syndicate of banks. There were $29 million of outstanding borrowings on the revolving credit facility at September 30, 2026.
The Company maintains a liability for its obligation to perform over the term of its debt guarantee arrangement with Sagent, which is reported within accounts payable and other current liabilities in the consolidated balance sheets. The Company has provided a guarantee of $262 million associated with the debt of Sagent and is entitled to receive a defined fee in exchange for its guarantee of this indebtedness. The Company has not made any payments under the guarantee, nor has it been called upon to do so, and does not anticipate that Sagent will fail to fulfill its existing debt obligations.
The non-contingent component of the Company’s debt guarantee arrangement is recorded at amortized cost, but measured at fair value for disclosure purposes. The carrying value of the Company’s non-contingent liability of $2 million and $12 million approximates the fair value at September 30, 2026 and December 31, 2025, respectively (Level 3 of the fair value hierarchy). Such guarantee will be amortized in future periods over the contractual term of the debt. The contingent component of the Company’s debt guarantee arrangement represents the current expected credit losses to which the Company is exposed. The amount of the liability, as reflected within the table above, is estimated based on certain financial metrics of Sagent and historical industry data, which is used to develop assumptions of the likelihood the guaranteed party will default and the level of credit losses in the event a default occurs. The Company recognized $6 million and $5 million during the three months ended September 30, 2026 and 2025, respectively, and $14 million during both the nine months ended September 30, 2026 and 2025, respectively, within other income (expense), net in its consolidated statements of income (loss) related to its release from risk under the non-contingent guarantee as well as a change in the provision of estimated credit losses associated with the indebtedness of the Lending Joint Ventures.
Other Non-Financial Assets
Certain of the Company’s non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, lease right-of-use assets, equity securities without a readily determinable fair value, goodwill and other intangible assets, and are subject to fair value adjustment in certain circumstances. Additional information regarding fair value adjustments recorded on a non-recurring basis during the nine months ended September 30, 2026 is included in Notes 1 and 6 to the consolidated financial statements.
9. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Trade accounts payable	$832	$797
Client deposits	1,015	988
Transferable federal tax credits (see Note 14)	1	801
Accrued compensation and benefits	342	299
Accrued taxes	312	368
Accrued interest	184	417
Accrued payment network fees	327	297
Operating lease liabilities	112	126
Accrued professional fees	178	161
Other accrued expenses	1,132	1,053
Total	$4,435	$5,307

10. Debt
The Company’s debt consisted of the following at:

(In millions)	September 30, 2026	December 31, 2025
Short-term and current maturities of long-term debt:
Foreign lines of credit	$641	$762
Finance lease and other financing obligations	613	477
Total short-term and current maturities of long-term debt	$1,254	$1,239

Long-term debt:
3.200% senior notes due July 2026	$—	$2,000
5.150% senior notes due March 2027	234	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	569	589
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	852	883
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	569	589
3.750% senior notes due October 2030 (Euro-denominated)	569	—
4.550% senior notes due February 2031	1,000	1,000
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	910	942
3.000% senior notes due July 2031 (British Pound-denominated)	696	709
3.500% senior notes due June 2032 (Euro-denominated)	880	912
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
4.250% senior notes due June 2034 (Euro-denominated)	569	—
5.150% senior notes due August 2034	900	900
5.250% senior notes due August 2035	1,000	1,000
4.000% senior notes due June 2036 (Euro-denominated)	738	765
4.400% senior notes due July 2049	1,006	2,000
U.S. dollar commercial paper notes	1,063	326
Euro commercial paper notes	547	839
Revolving credit facility	240	188
Unamortized discount and deferred financing costs	(142)	(169)
Fair value hedge accounting adjustments (see Note 8)	(99)	—
Finance lease and other financing obligations	1,808	1,635
Total long-term debt	$25,809	$27,758
The Company was in compliance with all financial debt covenants during the nine months ended September 30, 2026.
Senior Notes
On June 23, 2026, the Company completed the public offering and issuance of €1.0 billion of senior notes, comprised of €500 million aggregate principal amount of 3.750% senior notes due in October 2030 and €500 million aggregate principal amount of 4.250% senior notes due in June 2034. Interest on these senior notes is paid annually. The Company used the net proceeds from this senior notes offering, together with proceeds from the sale of U.S. dollar commercial paper and cash from operations, to purchase through a cash tender offer and open market repurchase a portion of its outstanding 5.150% senior notes due in March 2027 (the “2027 notes”) and 4.400% senior notes due in July 2049 (the “2049 notes”). Upon expiration of the cash tender offer on June 23, 2026, $1.3 billion of aggregate net book value of the 2027 and 2049 notes was tendered and accepted for purchase for total consideration of $1.2 billion paid to holders. Additionally, on June 30, 2026, $28 million of aggregate net book value of the 2049 notes was retired through an open market repurchase for total consideration of $23 million paid to holders. The Company recorded a pre-tax gain on early debt extinguishment of $154 million in the second quarter of 2026 related to the cash tender offer and open market repurchase.
During the third quarter of 2026, an additional $147 million of aggregate net book value of the 2049 notes was retired through open market repurchases for total consideration of $118 million paid to holders. The Company recorded a pre-tax gain on early debt extinguishment of $29 million in the third quarter of 2026 related to these open market repurchases.
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
At September 30, 2026, the 5.150% senior notes due in March 2027, 2.250% senior notes due in June 2027, and 1.125% senior notes due in July 2027 were classified in the consolidated balance sheet as long-term, as the Company has the intent to refinance this debt on a long-term basis, and the ability to do so under its commercial paper program and revolving credit facility.
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
Commercial Paper
The Company maintains unsecured U.S. dollar and Euro commercial paper programs. From time to time, the Company may issue under these programs U.S. dollar commercial paper with maturities of up to 397 days from the date of issuance and Euro commercial paper with maturities of up to 183 days from the date of issuance. Outstanding borrowings under the U.S. dollar program were $1.06 billion and $326 million at September 30, 2026 and December 31, 2025, with weighted average interest rates of 4.102% and 3.851%, respectively. Outstanding borrowings under the Euro program were $547 million and $839 million at September 30, 2026 and December 31, 2025, with weighted average interest rates of 2.747% and 2.210%, respectively. The Company intends to maintain available capacity under its revolving credit facility, as described below, in an amount at least equal to the aggregate outstanding borrowings under its commercial paper programs. Outstanding borrowings under the commercial paper programs are classified in the consolidated balance sheets as long-term as the Company has the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and the Company also has the ability to refinance such commercial paper under its revolving credit facility.
Revolving Credit Facility
The Company maintains a senior unsecured multicurrency revolving credit facility, which matures in August 2030 and provides for a maximum aggregate principal amount of availability of $8.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on the Company’s long-term debt rating. Outstanding borrowings under the revolving credit facility were $240 million and $188 million at

September 30, 2026 and December 31, 2025, with corresponding interest rates of 4.895% and 4.685%, respectively. The credit facility also requires the Company to pay a facility fee based on the aggregate commitments in effect under the agreement from time to time. The credit facility contains various restrictions and covenants that require the Company to, among other things, limit its consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times the Company’s consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.
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

	Outstanding Borrowings (In millions)		Weighted-Average Interest Rate
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Argentina	$243	$282	24.607%	51.559%
Brazil	262	365	14.200%	15.482%
Uruguay and Other	136	115	6.716%	7.964%
Total	$641	$762	16.548%	27.727%
11. Equity
The following tables provide changes in equity during the three and nine months ended September 30, 2026 and 2025:

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended September 30, 2026	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2026	784	253	$8	$23,307	$(983)	$28,253	$(23,681)	$22	$26,926
Net income (loss)						(5,941)		2	(5,939)
Distributions paid to noncontrolling interests								(2)	(2)
Other comprehensive income (loss)					(18)			2	(16)
Share-based compensation				110					110
Shares issued under stock plans		—		(19)			24		5
Balance at September 30, 2026	784	253	$8	$23,398	$(1,001)	$22,312	$(23,657)	$24	$21,084

	Fiserv, Inc. Shareholders’ Equity

Three Months Ended September 30, 2025	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at June 30, 2025	784	240	$8	$23,004	$(901)	$25,452	$(22,348)	$548	$25,763
Net income						792		7	799
Other comprehensive income (loss)					(84)			2	(82)
Share-based compensation				87					87
Shares issued under stock plans		—		(13)			22		9
Purchases of treasury stock		7					(1,039)		(1,039)
Acquisition of noncontrolling interest of consolidated subsidiary (1)				141				(534)	(393)
Balance at September 30, 2025	784	247	$8	$23,219	$(985)	$26,244	$(23,365)	$23	$25,144
(1)The Company acquired the remaining 49.9% ownership interest in AIBMS, an Ireland-based payment solutions provider, during the three months ended September 30, 2025. The Company previously held a majority controlling financial interest in this consolidated subsidiary (see Note 4).

	Fiserv, Inc. Shareholders’ Equity

Nine Months Ended September 30, 2026	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	784	250	$8	$23,260	$(984)	$27,055	$(23,547)	$17	$25,809
Net income (loss)						(4,743)		7	(4,736)
Distributions paid to noncontrolling interests								(2)	(2)
Other comprehensive (loss) income					(17)			2	(15)
Share-based compensation				345					345
Shares issued under stock plans		(2)		(207)			191		(16)
Purchases of treasury stock		5					(301)		(301)
Balance at September 30, 2026	784	253	$8	$23,398	$(1,001)	$22,312	$(23,657)	$24	$21,084

	Fiserv, Inc. Shareholders’ Equity

Nine Months Ended September 30, 2025	Number of Shares		Amount
(In millions)	Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
								Noncontrolling Interests
Balance at December 31, 2024	784	220	$8	$23,080	$(1,413)	$23,575	$(18,182)	$618	$27,686
Net income						2,669		8	2,677
Other comprehensive income (1)					428			95	523
Share-based compensation				302					302
Shares issued under stock plans		(2)		(458)			216		(242)
Purchases of treasury stock		29					(5,399)		(5,399)
Capital contribution from noncontrolling interest								5	5
Acquisition of noncontrolling interests of consolidated subsidiaries (1)				295				(703)	(408)
Balance at September 30, 2025	784	247	$8	$23,219	$(985)	$26,244	$(23,365)	$23	$25,144
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
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of income taxes, consisted of the following:

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Three Months Ended September 30, 2026
Balance at June 30, 2026	$(62)	$(916)	$(5)	$(983)
Other comprehensive income (loss) before reclassifications	5	(34)	—	(29)
Amounts reclassified from accumulated other comprehensive loss	11	—	—	11
Net current-period other comprehensive income (loss)	16	(34)	—	(18)
Balance at September 30, 2026	$(46)	$(950)	$(5)	$(1,001)

Three Months Ended September 30, 2025
Balance at June 30, 2025	$(69)	$(825)	$(7)	$(901)
Other comprehensive loss before reclassifications	(8)	(79)	—	(87)
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Net current-period other comprehensive income	(5)	(79)	—	(84)
Balance at September 30, 2025	$(74)	$(904)	$(7)	$(985)

(In millions)	Derivatives	Foreign Currency Translation	Pension Plans	Total
Nine Months Ended September 30, 2026
Balance at December 31, 2025	$(71)	$(908)	$(5)	$(984)
Other comprehensive loss before reclassifications	(13)	(42)	—	(55)
Amounts reclassified from accumulated other comprehensive loss	38	—	—	38
Net current-period other comprehensive income (loss)	25	(42)	—	(17)
Balance at September 30, 2026	$(46)	$(950)	$(5)	$(1,001)

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(79)	$(1,327)	$(7)	$(1,413)
Other comprehensive income (loss) before reclassifications	(5)	423	—	418
Amounts reclassified from accumulated other comprehensive loss	10	—	—	10
Net current-period other comprehensive income	5	423	—	428
Balance at September 30, 2025	$(74)	$(904)	$(7)	$(985)
13. Share-Based Compensation
The Company recognized $110 million and $87 million of share-based compensation expense during the three months ended September 30, 2026 and 2025, respectively, and $345 million and $302 million of share-based compensation expense during the nine months ended September 30, 2026 and 2025, respectively. The Company’s share-based compensation awards are typically granted in the first quarter of the year; however, grants may also occur throughout the year. Time-based restricted stock units generally vest over a three-year period. In December 2025, the Company granted retention restricted stock units to certain employees, which fully vest after an 18-month period. At September 30, 2026, the total remaining unrecognized compensation cost for restricted stock units and performance share units, net of estimated forfeitures, of $407 million is expected to be recognized over a weighted-average period of 1.8 years.
A summary of restricted stock unit and performance share unit activity during the nine months ended September 30, 2026 is as follows:

	Restricted Stock Units		Performance Share Units
	Shares (In thousands)	Weighted-Average Grant Date Fair Value	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Units - December 31, 2025	3,890	$156.58	2,251	$138.57
Granted	8,446	63.46	1,177	66.68
Forfeited	(984)	86.28	(964)	122.78
Vested	(2,000)	144.23	(158)	161.01
Units - September 30, 2026	9,352	$82.21	2,306	$106.50

A summary of stock option activity during the nine months ended September 30, 2026 is as follows:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Stock options outstanding - December 31, 2025	759	$90.84
Forfeited	(11)	94.14
Exercised	(79)	46.29
Stock options outstanding - September 30, 2026	669	$96.05	2.86	$—
Stock options exercisable - September 30, 2026	669	$96.05	2.86	$—
14. Income Taxes
The Company’s income tax provision and effective income tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Components of income tax provision (benefit):
Current:
Federal	$160	$428	$319	$833
State	31	72	107	178
Foreign	88	47	203	187
	279	547	629	1,198
Deferred:
Federal	(130)	(300)	(48)	(440)
State	(17)	(56)	(19)	(77)
Foreign	5	(18)	(245)	(72)
	(142)	(374)	(312)	(589)
Income tax provision	$137	$173	$317	$609

Effective income tax rate	(2.4)%	17.9%	(7.1)%	18.4%
The income tax provision as a percentage of income (loss) before income taxes and income (loss) from investments in unconsolidated affiliates was (2.4)% and 17.9% for the three months ended September 30, 2026 and 2025, respectively, and (7.1)% and 18.4% for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate for the three and nine months ended September 30, 2026 included impacts from the impairment of non-deductible goodwill (see Note 1), along with the disposal of non-deductible goodwill associated with the disposition of businesses (see Note 4). The effective income tax rate for the nine months ended September 30, 2025 included discrete tax benefits from share-based awards, resulting in a lower effective income tax rate compared to the statutory income tax rate.
The effective income tax rate for the nine months ended September 30, 2026 also included the impact of a $293 million benefit related to the release of a valuation allowance against certain foreign net operating loss carryforwards that were determined to be realizable during the first quarter of 2026. The Company monitors the realizability of deferred tax assets, taking into account all relevant factors, at each reporting period. This release was driven by a reevaluation of cumulative and future projected taxable income as a result of cross-border funding activities. This benefit was partially offset by a $39 million increase in U.S. federal unrecognized tax benefits for tax positions taken in prior years, $35 million in discrete tax expense from share-based awards and a $39 million increase in various other foreign valuation allowances during the first quarter of 2026.
Pursuant to provisions under the Inflation Reduction Act, the Company has purchased transferable federal tax credits from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded for each of the nine months ended September 30, 2026 and 2025. Receivables associated with transferable federal tax credits are recorded within prepaid expenses and other current assets, and amounts owed to counterparties for the purchased credits are recorded within accounts payable and other current liabilities within the consolidated balance sheets.
The Company’s potential liability for unrecognized tax benefits before interest and penalties was approximately $136 million and $97 million at September 30, 2026 and December 31, 2025, respectively. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $3 million over the next 12 months as a result of possible closure of tax audits, audit settlements, and the lapse of the statutes of limitations in various jurisdictions.
As of September 30, 2026, the Company’s U.S. federal income tax returns for 2019 through 2025, and tax returns in certain states and foreign jurisdictions for 2017 through 2025, remain subject to examination by taxing authorities.
15. Shares Used in Computing Net Income (Loss) Per Share Attributable to Fiserv, Inc.
The computation of shares used in calculating basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Weighted-average common shares outstanding used for the calculation of net income (loss) attributable to Fiserv, Inc. per share - basic	531.8	540.2	532.9	550.8
Common stock equivalents	—	1.6	—	2.2
Weighted-average common shares outstanding used for the calculation of net income (loss) attributable to Fiserv, Inc. per share - diluted	531.8	541.8	532.9	553.0
For the three months ended September 30, 2026 and 2025, restricted stock units for 7.1 million and 1.3 million shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive. For the nine months ended September 30, 2026 and 2025, restricted stock units for 5.9 million and 956 thousand shares, respectively, were excluded from the calculation of weighted-average outstanding shares - diluted because their impact was anti-dilutive.
16. Cash Flow Information
Supplemental cash flow information consisted of the following:

	Nine Months Ended September 30,
(In millions)	2026	2025
Interest paid	$1,236	$1,237
Net income taxes paid, including transferable federal tax credits	1,353	1,240
Software and other intangible assets obtained under financing arrangements	170	554
Hardware obtained under financing arrangements	31	202
Right-of-use assets obtained in exchange for lease liabilities - operating leases	276	32
Right-of-use assets obtained in exchange for lease liabilities - finance leases	597	763
17. Commitments and Contingencies
Litigation and Investigation Matters
In the normal course of business, the Company or its subsidiaries are named as defendants in lawsuits in which claims are asserted against the Company. The Company maintained an accrual of $14 million and $25 million at September 30, 2026 and December 31, 2025, respectively, related to its various legal proceedings. In the opinion of management, the liabilities, if any, which may ultimately result from such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.
On June 12, 2026, an amended federal securities law complaint was filed against the Company and four former senior executives (Frank J. Bisignano, Michael P. Lyons, Robert W. Hau, and John Gibbons) in the United States District Court for the Southern District of New York. The amended complaint is brought on behalf of a putative class of purchasers of Company securities from February 6, 2024 to October 28, 2025 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The amended complaint alleges, among other things, that certain statements made by the Company about the growth of its Clover business management platform and the impact of the Company’s Argentina business on its organic growth were false and/or misleading and led to a decline in the Company’s stock price over the purported class period. The Company and individual defendants jointly moved to dismiss the amended complaint on August 11, 2026. The action is captioned In re Fiserv, Inc. Securities Litigation, No. 1:25-cv-06094.
The Company intends to vigorously defend this action but cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Between December 10, 2025 and February 3, 2026, derivative complaints were filed by purported Company shareholders Richard Martin, Nathan Silva, and Gary Peterson in the United States District Court for the Eastern District of Wisconsin. On May 18, 2026 and June 3, 2026, respectively, these actions were consolidated and lead counsel was appointed. On February 27, 2026 and April 14, 2026, derivative complaints were filed by purported Company shareholders Scott Kracht, Karen Artman, and Jenny Zhang in the Wisconsin Circuit Court for Milwaukee County. On June 12, 2026, these actions were consolidated and lead counsel was appointed. The actions name Messrs. Bisignano and Lyons, and certain other current and former officers and directors of the Company as individual defendants, and the Company as the nominal defendant, and generally allege that certain individual defendants breached their fiduciary duties and violated the Exchange Act in connection with, among other things, factual allegations made in the In re Fiserv, Inc. Securities Litigation action. The actions also allege that certain individual defendants are liable for trading in Company stock at artificially inflated prices. The actions are stayed pending a decision on a motion to dismiss in the In re Fiserv, Inc. Securities Litigation action.
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
Electronic Payments Transactions
In connection with the Company’s processing of electronic payments transactions, which are separate and distinct from the settlement payment transactions described in Note 1, funds received from subscribers are invested from the time the Company collects the funds until payments are made to the applicable recipients. These subscriber funds are invested in short-term, highly liquid investments. Subscriber funds, which are not included in the Company’s consolidated balance sheets, can fluctuate significantly based on consumer bill payment and debit card activity and totaled $1.1 billion and $1.7 billion at September 30, 2026 and December 31, 2025, respectively.
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
18. Business Segment Information
The Company’s operations are comprised of two reportable segments, the Merchant segment and the Financial segment. The businesses in the Merchant segment provide commerce-enabling products and services to companies of all sizes around the world. These products and services include merchant acquiring and digital commerce services; mobile payment services; security and fraud protection solutions; stored-value solutions; software-as-a-service; POS devices; and pay-by-bank solutions. The business lines (operating segments) aggregated within the Merchant segment consist of the following:
•Small Business – provides products and services to small businesses and independent software vendors, including Clover®, the Company’s POS and business management platform for small business clients
•Enterprise – provides products and services to large businesses, including the Company’s integrated omnichannel operating system for enterprise clients

•Processing – provides products and services to financial institutions, joint ventures, and other third party resellers which have direct relationships with merchants
The Company distributes the products and services in the Merchant segment businesses through a variety of channels, including direct sales teams, strategic partnerships with agent sales forces, independent software vendors, independent sales organizations, financial institutions and other strategic partners in the form of joint venture alliances, revenue sharing alliances and referral agreements.
The businesses in the Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines (operating segments) aggregated within the Financial segment consist of the following:
•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers
•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; and government payment processing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing

Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when management evaluates segment performance, such as certain non-cash impairment charges; gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition and disposition activity; expenses associated with the Company’s One Fiserv transformation initiative; and postage reimbursements. The Company’s One Fiserv action plan is a comprehensive, strategic initiative aimed to enhance client service, accelerate product development, address operational inefficiencies, and optimize capital management.
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
The CODM uses reportable segment operating income (loss) to evaluate segment performance and allocate resources, primarily during the annual budget and forecasting processes. The CODM regularly reviews variances between forecasted and actual results in assessing earnings (loss), operational efficiency and growth performance, and allocating resources including personnel and capital allocations, to each reportable segment. There are no intersegment revenues contained within the respective reportable segment revenues.

Operating results for each reportable segment were as follows:

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended September 30, 2026
Revenues:
Processing and services revenue	$2,237	$1,994
Product revenue	284	337
Reportable segment revenue	$2,521	$2,331	$4,852
Corporate and Other revenue (1)			344
Total Company revenue			$5,196
Expenses:
Personnel expenses (2)	360	536
Direct costs (3)	917	180
Depreciation and amortization expense	132	144
Other operating expense (4)	195	129
Allocations from Corporate and Other (5)	193	455

Reportable segment operating income	$724	$887	$1,611
Corporate and Other operating loss (6)			(7,105)
Interest expense, net			(333)
Gain on early debt extinguishment			29
Other expense, net (7)			(4)
Income (loss) before income taxes and income from investments in unconsolidated affiliates			$(5,802)

	Reportable Segments
(In millions)	Merchant	Financial	Total
Three Months Ended September 30, 2025
Revenues:
Processing and services revenue	$2,274	$1,999
Product revenue	312	334
Reportable segment revenue	$2,586	$2,333	$4,919
Corporate and Other revenue (1)			344
Total Company revenue			$5,263
Expenses:
Personnel expenses (2)	352	498
Direct costs (3)	886	200
Depreciation and amortization expense	111	128
Other operating expense (4)	120	162
Allocations from Corporate and Other (5)	155	354

Reportable segment operating income	$962	$991	$1,953
Corporate and Other operating loss (6)			(517)
Interest expense, net			(422)
Other expense, net (7)			(50)
Income before income taxes and income (loss) from investments in unconsolidated affiliates			$964

	Reportable Segments
(In millions)	Merchant	Financial	Total
Nine Months Ended September 30, 2026
Revenues:
Processing and services revenue	$6,641	$5,952
Product revenue	861	1,036
Reportable segment revenue	$7,502	$6,988	$14,490
Corporate and Other revenue (1)			1,025
Total Company revenue			$15,515
Expenses:
Personnel expenses (2)	1,079	1,602
Direct costs (3)	2,735	550
Depreciation and amortization expense	386	430
Other operating expense (4)	579	367
Allocations from Corporate and Other (5)	592	1,363

Reportable segment operating income	$2,131	$2,676	$4,807
Corporate and Other operating loss (6)			(8,368)
Interest expense, net			(1,050)
Gain on early debt extinguishment			183
Other expense, net (7)			(6)
Income (loss) before income taxes and income from investments in unconsolidated affiliates			$(4,434)

	Reportable Segments
(In millions)	Merchant	Financial	Total
Nine Months Ended September 30, 2025
Revenues:
Processing and services revenue	$6,612	$6,010
Product revenue	990	1,292
Reportable segment revenue	$7,602	$7,302	$14,904
Corporate and Other revenue (1)			1,005
Total Company revenue			$15,909
Expenses:
Personnel expenses (2)	1,031	1,500
Direct costs (3)	2,606	608
Depreciation and amortization expense	320	377
Other operating expense (4)	470	338
Allocations from Corporate and Other (5)	489	1,096

Reportable segment operating income	$2,686	$3,383	$6,069
Corporate and Other operating loss (6)			(1,542)
Interest expense, net			(1,118)
Other expense, net (7)			(107)
Income before income taxes and loss from investments in unconsolidated affiliates			$3,302
(1)Primarily includes postage reimbursements.
(2)Includes compensation and benefit costs of Company employees, as well as expenses paid to third parties for consulting and temporary help, net of capitalized software costs.
(3)Includes cost of goods sold, payments to distribution partners and other reselling costs.
(4)Includes data processing, facility, and marketing costs that are directly charged to the reportable segments. Includes in the Merchant segment a gain of $89 million related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest in the third quarter and first nine months of 2025.
(5)Represents centrally-managed costs, including sales, technology and administrative expenses, that are allocated to the reportable segments from Corporate and Other and are considered in the CODM’s evaluation of segment performance.
(6)Includes amortization of acquisition-related intangible assets; costs associated with acquisition and disposition activity; unallocated corporate expenses; expenses associated with the Company’s One Fiserv transformation initiative; and gains or losses on sales of businesses and other assets. This amount also includes an aggregate non-cash goodwill impairment charge of $6.45 billion recorded in the third quarter of 2026 as a result of a triggering event associated with sustained decreases in the Company’s share price and market capitalization (see Note 1).
(7)Includes foreign currency transaction gains and losses, gains or losses from a sale or change in fair value of investments in certain equity securities, and amounts related to debt guarantee arrangements of certain equity method investments.

Other significant items include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Depreciation and amortization:
Merchant (1)	$150	$128	$440	$367
Financial (1)	185	169	556	504
Corporate and Other (2)	518	503	1,558	1,521
Total Company	$853	$800	$2,554	$2,392

Capital expenditures, including capitalized software and other intangibles:
Merchant	$186	$167	$506	$412
Financial	209	181	617	493
Corporate and Other	87	159	315	416
Total Company	$482	$507	$1,438	$1,321
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
The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, the following: our ability to compete effectively against new and existing competitors and to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in customer demand for our products and services; the ability of our technology to keep pace with a rapidly evolving marketplace; our ability to successfully implement and achieve the expected benefits associated with our One Fiserv action plan; the success of our merchant alliances, some of which we do not control; the impact of a security breach or operational failure on our business, including disruptions caused by other participants in the global financial system; losses due to chargebacks, refunds or returns as a result of fraud or the failure of our vendors and merchants to satisfy their obligations; changes in local, regional, national and international economic or political conditions, including those resulting from heightened inflation, rising interest rates, taxes, trade policies and tariffs, a recession, bank failures, or international hostilities, and the impact they may have on us and our employees, clients, vendors, supply chain, operations and sales; our ability to use artificial intelligence to improve our products and services and enhance our operations; the effect of proposed and enacted legislative and regulatory actions affecting us or the financial services industry as a whole; our ability to comply with government regulations and applicable card association and network rules; the protection and validity of intellectual property rights; the outcome of pending and future litigation and governmental proceedings; our ability to successfully identify, complete and integrate acquisitions, and to realize the anticipated benefits associated with the same; the impact of our growth strategies; our ability to repurchase our common stock, including the expected amount, timing and funding of such repurchases; our ability to attract and retain key personnel; adverse impacts from currency exchange rates or currency controls; changes in corporate tax and interest rates; the possibility that we may be required to record non-cash goodwill impairment charges in future periods; and other factors included in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents that we file with the Securities and Exchange Commission, which are available at http://www.sec.gov. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying unaudited consolidated statements of income (loss) by comparing the results for the three and nine months ended September 30, 2026 to the comparable periods in 2025.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt at September 30, 2026.

Overview
Company Background
We are a global leader uniting commerce and finance. At the intersection of banking and commerce, we power sustained growth and innovation at scale for financial institutions and businesses worldwide across payments, account processing, digital banking, merchant acquiring, network services, e-commerce, and Clover®, the all-in-one business management platform. Most of the products and services we provide are necessary for our clients to operate their businesses and are therefore non-discretionary in nature. We serve our global client base by working among our geographic teams across various regions, including the United States of America (“U.S.”) and Canada; Europe, Middle East and Africa; Latin America; and Asia Pacific. Our operations are comprised of the Merchant Solutions (“Merchant”) segment and the Financial Solutions (“Financial”) segment.
We are focused on providing exceptional client service, world-class execution, value-added technology solutions, and cutting-edge innovation. Our long-term focus is to meet our financial commitments; deliver compelling, innovative solutions that address our clients’ most critical needs; and realize productivity and efficiency gains by embedding artificial intelligence (“AI”) in our products, services and business operations.
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
The businesses in our Financial segment provide products and services to financial institution, corporate and public sector clients across the world, enabling the processing of customer loan and deposit accounts, digital payments and card transactions. The business lines aggregated within the Financial segment consist of the following:
•Digital Payments – provides debit card processing services; debit network services; security and fraud protection products; bill payment; person-to-person payments; and account-to-account transfers
•Issuing – provides credit card processing services; prepaid card processing services; card production services; print services; and government payment processing
•Banking – provides customer loan and deposit account processing; digital banking; financial and risk management; professional services and consulting; and check processing
Corporate and Other supports the reportable segments described above, and consists of amortization of acquisition-related intangible assets, unallocated corporate expenses and other activities that are not considered when we evaluate segment performance, such as certain non-cash impairment charges; gains or losses on sales of businesses, certain assets or investments; costs associated with acquisition and disposition activity; expenses associated with our One Fiserv transformation initiative; and postage reimbursements.
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
Acquisitions, Dispositions and Other Transactions
We frequently review our businesses to ensure we have the necessary assets to execute our strategy. We expect to acquire businesses when we identify: a compelling strategic need, such as a product, service or technology that helps meet client demand; a way to achieve business scale that enables competition and operational efficiency; or similar considerations. We expect to divest businesses that are not in line with our market, product, growth or margin profile, or financial strategies. The results of operations for the following acquired and divested businesses are included in our consolidated results from the respective dates of acquisition and through the respective dates of disposition.
Acquisitions of Businesses
On December 17, 2025, we acquired StoneCastle Cash Management, LLC, INDX Processing, LLC and StoneCastle Trust Co. (collectively, “StoneCastle”), a provider of deposit funding solutions. StoneCastle is included within the Financial segment and provides its network of depository institutions easy access to stable, cost efficient deposit funding. On October 1, 2025, we acquired a portion of The Toronto-Dominion Bank’s merchant processing business in Canada (“TD Merchant Canada”). This business is included within the Merchant segment and expands the footprint of our Clover® POS and business management platform. In connection with this transaction, we signed a multi-year strategic managed services program agreement with The Toronto-Dominion Bank to utilize our technology, including Clover, within its Merchant Solutions business.
On September 25, 2025, we acquired the Smith Consulting Group, LLC business (“SCG”), an operational consulting service utilized by community banks and credit unions across the U.S. SCG is included within the Financial segment and supports our ability to provide consultative engagement to enhance community banks’ and credit unions’ strategic investments. On September 4, 2025, we acquired CardFree Inc. (“CardFree”), an all-in-one platform delivering integrated order, payment and loyalty solutions for merchants. CardFree is included within the Merchant segment and further expands the capabilities of our Clover POS and business management platform across the hospitality, restaurant and lodging industries.
On June 4, 2025, we acquired Money Money Serviços Financeiros S.A. (“Money Money”), a provider of risk analysis and credit decisioning solutions. Money Money is included within the Merchant segment and expands our payment and financial service capabilities, enabling access to working capital and other payment solutions for small and medium-sized businesses. On April 4, 2025, we acquired Pinch Payments NZ Limited (together with Zootive Pty Ltd, “Pinch Payments”), a payment facilitator. Pinch Payments is included within the Merchant segment and expands our flexible payment services for our partners and clients and our presence within the Asia Pacific region.
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
We acquired these businesses for aggregate consideration of $857 million, net of $84 million of acquired cash and including deferred payments and earn-out provisions with an estimated fair value of $35 million.
Disposition of Businesses and Other Transactions
On September 2, 2026, we completed the sale of our student loan servicing business, which was reported within the Financial segment, for net consideration of $85 million, of which $48 million was received in cash as of September 30, 2026 plus contingent earn-out provisions of up to $52 million, which will be recognized upon realization. During the third quarter of 2026, we recognized a pre-tax loss on the sale of $98 million, with a related income tax benefit of $6 million.
On August 5, 2026, we completed the sale of a 51% controlling financial interest in our MoneyPass Network, ATM Managed Services and Cash Intelligence businesses, which were reported within the Financial segment, for net cash proceeds of $102 million. Following the transaction, we retained a 49% noncontrolling ownership interest in the newly formed MoneyPass

Group. Upon deconsolidation, we recognized our retained ownership interest at fair value and recorded a pre-tax gain of $198 million, along with related income tax expense of $71 million, representing the excess of the consideration received and the fair value of the retained interest over the carrying amount of the net assets derecognized. We account for our retained ownership interest under the equity method. In connection with this transaction, we entered into a services agreement to provide certain processing and other support services to MoneyPass Group for defined service fees.
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
Goodwill Impairment
We determined that a triggering event occurred during the third quarter of 2026 as a result of sustained decreases in our share price and market capitalization, and therefore performed an interim quantitative goodwill impairment test for all of our reporting units in connection with the preparation of our consolidated financial statements for the three months ended September 30, 2026. The impairment assessment determined that the estimated fair values of certain reporting units were less than their respective carrying values and resulted in an aggregate non-cash goodwill impairment charge of $6.45 billion during the three months ended September 30, 2026. It is reasonably possible that further significant and sustained decreases in our share price and market capitalization; a shift in strategic initiatives; a deterioration in financial performance within a particular reporting unit; or significant changes in the composition of, or assumptions used in, the quantitative test for certain of our reporting units (such as an increase in risk-adjusted discount rates) could have a material impact on one or more of the estimates and assumptions used in our evaluation of goodwill impairment in subsequent periods.
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
Recent Market Conditions
Global macroeconomic conditions, including changing interest rates; inflation; disruptions in the global supply chain; changes in consumer spending, including a rise in fuel prices throughout 2026; legislative changes, including potential effects of new tax laws; the effects of international hostilities; political conditions; regulations restricting trade or impacting our ability to offer products or services; and trade policies and tariffs, could have a material adverse effect on our business, results of operations and financial condition. A decline in personal consumption and consumer savings in the U.S. may also negatively impact our business and financial results. We actively monitor and manage our business in response to these unpredictable geopolitical and market conditions, as they may adversely impact our operations and financial results.
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

Changes in Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Annual Report on Form 10-K for the year ended December 31, 2025, we identified our critical accounting policies and estimates. We continually evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements, including for recently adopted accounting pronouncements, and base our estimates on historical experience and assumptions that we believe are reasonable in light of current circumstances. Actual amounts and results could differ materially from these estimates. For example, we estimate the fair values of identifiable assets acquired and liabilities assumed in connection with acquisitions of businesses and may record purchase accounting adjustments during the measurement period, which may be up to one year from the acquisition date. Additionally, we review the carrying value of goodwill for impairment by comparing the estimated fair values of our reporting units to their respective carrying values. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates, and future economic and market conditions. Except for the item discussed below, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
We review the carrying value of goodwill for impairment annually, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. We determined that a triggering event occurred during the third quarter of 2026 as a result of sustained decreases in our share price and market capitalization, and therefore performed an interim quantitative goodwill impairment test for all of our reporting units in connection with the preparation of our consolidated financial statements for the three months ended September 30, 2026. Additional information regarding our goodwill impairment assessment during the third quarter of 2026 is included in Note 1 to the consolidated financial statements.
Results of Operations
The following tables present certain amounts included in our consolidated statements of income (loss), the relative percentage that those amounts represent to revenue and the change in those amounts from year to year. This information should be read together with the unaudited consolidated financial statements and accompanying notes. The unaudited financial results presented below have been affected by acquisitions, dispositions, certain non-cash impairment charges, expenses associated with our One Fiserv transformation initiative, net gains or losses on disposition of businesses and other assets, foreign currency fluctuations, and gains on early debt extinguishment associated with refinancing activities.

	Three Months Ended September 30,
	2026	2025	Percentage of Revenue (1)		Increase (Decrease) (2)
(In millions)			2026	2025	$	%
Revenue:
Processing and services	$4,231	$4,273	81.4%	81.2%	$(42)	(1)%
Product	965	990	18.6%	18.8%	(25)	(3)%
Total revenue	5,196	5,263	100.0%	100.0%	(67)	(1)%
Expenses:
Cost of processing and services	1,726	1,486	40.8%	34.8%	240	16%
Cost of product	713	679	73.9%	68.6%	34	5%
Sub-total	2,439	2,165	46.9%	41.1%	274	13%
Selling, general and administrative	1,901	1,762	36.6%	33.5%	139	8%
Net gain on disposition of businesses and other assets	(102)	(100)	(2.0)%	(1.9)%	2	2%
Goodwill impairment	6,452	—	124.2%	—%	6,452	n/m
Total expenses	10,690	3,827	205.7%	72.7%	6,863	n/m
Operating income (loss)	(5,494)	1,436	(105.7)%	27.3%	(6,930)	n/m
Interest expense, net	(333)	(422)	(6.4)%	(8.0)%	(89)	(21)%
Gain on early debt extinguishment	29	—	0.6%	—%	29	n/m
Other expense, net	(4)	(50)	(0.1)%	(1.0)%	(46)	(92)%
Income (loss) before income taxes and income from investments in unconsolidated affiliates	(5,802)	964	(111.7)%	18.3%	(6,766)	n/m
Income tax provision	(137)	(173)	(2.6)%	(3.3)%	(36)	(21)%
Income from investments in unconsolidated affiliates	—	8	—%	0.2%	(8)	n/m
Net income (loss)	(5,939)	799	(114.3)%	15.2%	(6,738)	n/m
Less: net income attributable to noncontrolling interests	2	7	—%	0.1%	(5)	(71)%
Net income (loss) attributable to Fiserv, Inc.	$(5,941)	$792	(114.3)%	15.0%	$(6,733)	n/m

	Nine Months Ended September 30,
	2026	2025	Percentage of Revenue (1)		Increase (Decrease) (2)
(In millions)			2026	2025	$	%
Revenue:
Processing and services	$12,593	$12,622	81.2%	79.3%	$(29)	—%
Product	2,922	3,287	18.8%	20.7%	(365)	(11)%
Total revenue	15,515	15,909	100.0%	100.0%	(394)	(2)%
Expenses:
Cost of processing and services	5,042	4,287	40.0%	34.0%	755	18%
Cost of product	2,099	2,057	71.8%	62.6%	42	2%
Sub-total	7,141	6,344	46.0%	39.9%	797	13%
Selling, general and administrative	5,674	5,155	36.6%	32.4%	519	10%
Net gain on disposition of businesses and other assets	(191)	(117)	(1.2)%	(0.7)%	74	63%
Goodwill impairment	6,452	—	41.6%	—%	6,452	n/m
Total expenses	19,076	11,382	123.0%	71.5%	7,694	68%
Operating income (loss)	(3,561)	4,527	(23.0)%	28.5%	(8,088)	n/m
Interest expense, net	(1,050)	(1,118)	(6.8)%	(7.0)%	(68)	(6)%
Gain on early debt extinguishment	183	—	1.2%	—%	183	n/m
Other expense, net	(6)	(107)	—%	(0.7)%	(101)	(94)%
Income (loss) before income taxes and income (loss) from investments in unconsolidated affiliates	(4,434)	3,302	(28.6)%	20.8%	(7,736)	n/m
Income tax provision	(317)	(609)	(2.0)%	(3.8)%	(292)	(48)%
Income (loss) from investments in unconsolidated affiliates	15	(16)	0.1%	(0.1)%	31	n/m
Net income (loss)	(4,736)	2,677	(30.5)%	16.8%	(7,413)	n/m
Less: net income attributable to noncontrolling interests	7	8	—%	0.1%	(1)	(13)%
Net income (loss) attributable to Fiserv, Inc.	$(4,743)	$2,669	(30.6)%	16.8%	$(7,412)	n/m
(1)Percentage of revenue is calculated as the relevant revenue, expense or income (loss) amount divided by total revenue, except for cost of processing and services and cost of product amounts, which are divided by the related component of revenue.
(2)n/m - Not meaningful

	Three Months Ended September 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2026	$2,521		$2,331		$344	$5,196
2025	2,586		2,333		344	5,263
Revenue change	$(65)		$(2)		$—	$(67)
Revenue change percentage	(3)%		—%			(1)%
Operating income (loss):
2026	$724		$887		$(7,105)	$(5,494)
2025	962		991		(517)	1,436
Operating income (loss) change	$(238)		$(104)		$(6,588)	$(6,930)
Operating income (loss) change percentage	(25)%		(10)%			(483)%
Operating margin:
2026	28.7%		38.1%			(105.7)%
2025	37.2%		42.5%			27.3%
Operating margin change (1)(2)	(850)	bps	(440)	bps		n/m

	Nine Months Ended September 30,
(In millions)	Merchant		Financial		Corporate and Other	Total
Total revenue:
2026	$7,502		$6,988		$1,025	$15,515
2025	7,602		7,302		1,005	15,909
Revenue change	$(100)		$(314)		$20	$(394)
Revenue change percentage	(1)%		(4)%			(2)%
Operating income (loss):
2026	$2,131		$2,676		$(8,368)	$(3,561)
2025	2,686		3,383		(1,542)	4,527
Operating income (loss) change	$(555)		$(707)		$(6,826)	$(8,088)
Operating income (loss) change percentage	(21)%		(21)%			(179)%
Operating margin:
2026	28.4%		38.3%			(23.0)%
2025	35.3%		46.3%			28.5%
Operating margin change (1)(2)	(690)	bps	(800)	bps		n/m
(1)Represents the basis point change in operating margin.
(2)n/m - Not meaningful
Revenue and operating income (loss) change percentages, as well as operating margin percentages are calculated using actual, unrounded amounts.
Total Revenue
Total revenue decreased $67 million, or 1%, in the third quarter of 2026 and $394 million, or 2%, in the first nine months of 2026 compared to the prior year periods. Revenue in our Merchant segment decreased 3% in the third quarter and 1% in the first nine months of 2026 compared to the prior year periods. Revenue in our Financial segment was flat in the third quarter and decreased 4% in the first nine months of 2026 compared to the prior year periods.
Revenue in our Merchant segment decreased $65 million, or 3%, in the third quarter of 2026 and $100 million, or 1%, in the first nine months of 2026 compared to the prior year periods. Small Business and Enterprise each contributed a 1% decline to Merchant segment revenue in the third quarter of 2026 and were flat in the first nine months of 2026. Processing contributed a 1% decline to Merchant segment revenue in both the third quarter and first nine months of 2026. The decrease in revenue in our

Merchant segment in the third quarter and first nine months of 2026 was primarily due to a $56 million and $128 million decrease, respectively, in anticipation revenue in Argentina, attributed to lower inflation and interest rates. Revenue in our Merchant segment was also negatively impacted by lower data and analytics sales in both the third quarter and first nine months of 2026 and a decline in hardware revenue within Small Business in the first nine months of 2026. The overall decrease in revenue in our Merchant segment was partially offset by global volume growth, including from our Clover POS and business management platform.
Revenue in our Financial segment was flat in the third quarter of 2026 and decreased $314 million, or 4%, in the first nine months of 2026 compared to the prior year periods. Digital Payments contributed a 1% and 2% decline to Financial segment revenue in the third quarter and first nine months of 2026, respectively; Issuing contributed a 2% increase and a 1% decline in the third quarter and first nine months of 2026, respectively; and Banking contributed a 1% decline to Financial segment revenue in both the third quarter and first nine months of 2026. In the third quarter of 2026, revenue in our Financial segment was negatively impacted by lower data and analytics sales, offset by an increase in license revenue within Issuing compared to the prior year period. In the first nine months of 2026, revenue in our Financial segment was negatively impacted by lower data and analytics sales and license revenue compared to the prior year period, primarily within Digital Payments and Banking.
Revenue at Corporate and Other was flat in the third quarter of 2026 and increased $20 million, or 2%, in the first nine months of 2026 compared to the prior year periods, due to an increase in postage revenue.
Total Expenses
Total expenses increased $6.86 billion in the third quarter of 2026 and $7.69 billion in the first nine months of 2026 compared to the prior year periods. Total expenses as a percentage of total revenue increased to 205.7% in the third quarter of 2026 and to 123.0% in the first nine months of 2026 compared to 72.7% and 71.5%, respectively, in the prior year periods. Total expenses as a percentage of total revenue were primarily impacted by a non-cash goodwill impairment charge of $6.45 billion recorded in the third quarter of 2026. Total expenses as a percentage of total revenue in the third quarter and first nine months of 2026 were also impacted by higher personnel costs, including professional fees, of approximately 670 basis points and 580 basis points, respectively, and costs associated with our strategic One Fiserv transformation program of approximately 280 basis points and 310 basis points, respectively, to support the client experience.
Cost of processing and services as a percentage of processing and services revenue increased to 40.8% in the third quarter of 2026 compared to 34.8% in the third quarter of 2025 and increased to 40.0% in the first nine months of 2026 compared to 34.0% in the first nine months of 2025. Cost of processing and services as a percentage of processing and services revenue in the third quarter and first nine months of 2026 was negatively impacted by higher personnel costs, including professional fees, of approximately 470 basis points and 360 basis points and costs associated with our strategic One Fiserv transformation program of approximately 170 basis points and 190 basis points, respectively.
Cost of product as a percentage of product revenue increased to 73.9% in the third quarter of 2026 compared to 68.6% in the third quarter of 2025 and increased to 71.8% in the first nine months of 2026 compared to 62.6% in the first nine months of 2025. Cost of product as a percentage of product revenue in the third quarter and first nine months of 2026 was negatively impacted by higher personnel costs, including professional fees, of approximately 240 basis points and 250 basis points, respectively, as well as a decrease in total company high margin data and analytics sales and license revenue compared to the prior year periods.
Selling, general and administrative expenses as a percentage of total revenue increased to 36.6% in the third quarter of 2026 compared to 33.5% in the third quarter of 2025 and increased to 36.6% in the first nine months of 2026 compared to 32.4% in the first nine months of 2025. Selling, general and administrative expenses as a percentage of total revenue was negatively impacted in the third quarter and first nine months of 2026 by higher personnel costs of approximately 250 basis points and 230 basis points and costs associated with our strategic One Fiserv transformation program of approximately 130 basis points and 150 basis points, respectively. Selling, general and administrative expenses also included an impairment charge of $68 million associated with certain leased facilities in the third quarter and first nine months of 2026.
The net gain on disposition of businesses and other assets in the third quarter and first nine months of 2026 included an aggregate net gain of $100 million on the sale of a 51% controlling interest in our MoneyPass Network, ATM Managed Services and Cash Intelligence businesses and the sale of our student loan servicing business. The net gain on disposition of businesses and other assets also included a net gain of $83 million on the sale-leaseback of certain facilities in the first nine months of 2026 and an $89 million gain related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest in the third quarter and first nine months of 2025.

Operating Income (Loss) and Operating Margin
Total operating income (loss) decreased $6.93 billion in the third quarter of 2026 and $8.09 billion in the first nine months of 2026 compared to the prior year periods. Total operating margin decreased to (105.7)% and (23.0)% in the third quarter and first nine months of 2026 compared to 27.3% and 28.5%, respectively, in the prior year periods. Total operating income (loss) and total operating margin were primarily impacted by a non-cash goodwill impairment charge of $6.45 billion recorded in the third quarter of 2026. Total operating income (loss) and total operating margin in both the third quarter and first nine months of 2026 were also impacted by a decrease in high margin data and analytics sales and higher costs to support the client experience, including personnel costs and costs associated with our strategic One Fiserv transformation program. Total operating income (loss) and total operating margin in the first nine months of 2026 were also impacted by a decrease in high margin license revenue.
Operating income in our Merchant segment decreased $238 million, or 25%, in the third quarter of 2026 and $555 million, or 21%, in the first nine months of 2026 compared to the prior year periods. Operating margin decreased to 28.7% and 28.4% in the third quarter and first nine months of 2026 compared to 37.2% and 35.3%, respectively, in the prior year periods. Operating income and operating margin in our Merchant segment were negatively impacted by a decrease in anticipation revenue in Argentina, as well as higher payments to distribution partners in both the third quarter and first nine months of 2026. Operating income in the Merchant segment benefited from a gain of $89 million in the third quarter and first nine months of 2025 related to the distribution of certain merchant contracts for the redemption of a minority partner’s membership interest.
Operating income in our Financial segment decreased $104 million, or 10%, in the third quarter of 2026 and $707 million, or 21%, in the first nine months of 2026 compared to the prior year periods. Operating margin decreased to 38.1% and 38.3% in the third quarter and first nine months of 2026 compared to 42.5% and 46.3%, respectively, in the prior year periods. The decrease in operating income and operating margin in our Financial segment in the third quarter and first nine months of 2026 was primarily due to a decrease in high margin data and analytics sales and higher personnel costs, including professional fees, as well as a decrease in high margin license revenue in the first nine months of 2026 compared to the prior year period.
The operating loss in Corporate and Other increased $6.59 billion in the third quarter of 2026 and $6.83 billion in the first nine months of 2026 compared to the prior year periods. The operating loss was primarily impacted by a non-cash goodwill impairment charge of $6.45 billion recorded in the third quarter of 2026. The operating loss in the third quarter and first nine months of 2026 was also negatively impacted by costs associated with our strategic One Fiserv transformation program of $158 million and $487 million, respectively, partially offset by an aggregate net gain of $100 million on disposition of businesses and other assets in the third quarter and first nine months of 2026.
Interest Expense, Net
Interest expense, net decreased $89 million, or 21%, in the third quarter of 2026 and $68 million, or 6%, in the first nine months of 2026 compared to the prior year periods due to lower variable weighted average interest rates on our foreign lines of credit used to advance funds under our settlement anticipation program in Latin America. Interest expense, net was also impacted by overall lower outstanding borrowings as we focused on managing our leverage ratio, including the purchase of a portion of our outstanding 5.150% senior notes due in March 2027 and 4.400% senior notes due in July 2049 through a cash tender offer and open market repurchases during the first nine months of 2026. These decreases were partially offset by our public offering and issuances of €1.0 billion, $2.0 billion and €2.175 billion of senior notes in June 2026, August 2025 and May 2025, respectively.
Gain on Early Debt Extinguishment
In June 2026, we purchased through a cash tender offer and open market repurchase a portion of our outstanding 5.150% senior notes due in March 2027 and 4.400% senior notes due in July 2049. Upon expiration of the cash tender offer, $1.3 billion of aggregate net book value of the senior notes was tendered and accepted for purchase for total consideration of $1.2 billion paid to holders. Additionally, during the first nine months of 2026, $175 million of aggregate net book value of the senior notes due in July 2049 was retired through open market repurchases for total consideration of $141 million paid to holders. This activity resulted in a pre-tax gain on early debt extinguishment of $183 million recorded in the first nine months of 2026.
Other Expense, Net
Other expense, net decreased $46 million, or 92%, in the third quarter of 2026 and $101 million, or 94%, in the first nine months of 2026 compared to the prior year periods. Other expense, net includes the remeasurement of monetary assets and liabilities for subsidiaries located in highly inflationary economies, gains or losses from a sale or change in fair value of investments in equity securities, and amounts related to debt guarantee arrangements of certain joint ventures. The remeasurement of monetary assets and liabilities of subsidiaries located in Argentina, a highly inflationary economy, resulted in foreign currency exchange losses of $14 million and $53 million for the three months ended September 30, 2026 and 2025, and $23 million and $117 million for the nine months ended September 30, 2026 and 2025, respectively.
Income Tax Provision
The income tax provision as a percentage of income (loss) before income taxes and income (loss) from investments in unconsolidated affiliates was (2.4)% and 17.9% for the three months ended September 30, 2026 and 2025, and (7.1)% and 18.4% for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate for the three and nine months ended September 30, 2026 included impacts from the impairment of non-deductible goodwill, along with the disposal of non-deductible goodwill associated with the disposition of businesses. The effective income tax rate for the first nine months ended September 30, 2025 included discrete tax benefits from share-based awards, resulting in a lower effective income tax rate compared to the statutory income tax rate.
The effective income tax rate for the nine months ended September 30, 2026 also included the impact of a $293 million benefit related to the release of a valuation allowance against certain foreign net operating loss carryforwards that were determined to be realizable during the first quarter of 2026. This benefit was partially offset by a $39 million increase in U.S. federal unrecognized tax benefits for tax positions taken in prior years, $35 million in discrete tax expense from share-based awards and a $39 million increase in various other foreign valuation allowances during the first quarter of 2026.
Income (Loss) from Investments in Unconsolidated Affiliates
Our share of income or loss from unconsolidated affiliates accounted for using the equity method is reported within income (loss) from investments in unconsolidated affiliates, and the related tax expense or benefit is reported within the income tax provision in the consolidated statements of income (loss). Income (loss) from investments in unconsolidated affiliates, including acquired intangible asset amortization from valuations in purchase accounting, was $0 million and $8 million in the third quarter of 2026 and 2025, and $15 million and $(16) million in the first nine months of 2026 and 2025, respectively. Income (loss) from investments in unconsolidated affiliates included a $7 million non-cash impairment charge in the third quarter and first nine months of 2026, and $13 million of non-cash impairment charges in the first nine months of 2025.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the minority partners’ share of the net income in our consolidated subsidiaries and was $2 million and $7 million in the third quarter of 2026 and 2025, and $7 million and $8 million in the first nine months of 2026 and 2025, respectively.
Net Income (Loss) Per Share – Diluted
Net income (loss) attributable to Fiserv, Inc. per share-diluted was $(11.17) and $1.46 in the third quarter of 2026 and 2025, and was $(8.90) and $4.83 in the first nine months of 2026 and 2025, respectively, driven by the impacts to net income (loss) attributable to Fiserv, Inc. described above, including the aggregate non-cash goodwill impairment charge of $6.45 billion recorded in the third quarter of 2026.
Liquidity and Capital Resources
General
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance lease and other financing obligations; and (iii) fund capital expenditures and operating lease payments. We believe these needs will be satisfied in both the short and long term using cash flow generated by our operations, along with our cash and cash equivalents of $545 million, proceeds from the issuance of U.S. dollar and Euro commercial paper, and available capacity under our revolving credit facility of $4.3 billion (net of $240 million of outstanding revolver borrowings and $3.4 billion of capacity designated for outstanding borrowings under our commercial paper programs, senior notes due within the next 12 months and letters of credit) at September 30, 2026.

The following table summarizes our net cash provided by operating activities, or operating cash flow, and capital expenditures:

	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025	$	%
Net income (loss)	$(4,736)	$2,677	$(7,413)
Goodwill impairment	6,452	—	6,452
Depreciation and amortization	2,554	2,392	162
Share-based compensation	345	302	43
Deferred income taxes	(312)	(589)	277
Net gain on disposition of businesses and other assets	(191)	(117)	(74)
Net gain on early debt extinguishment	(156)	—	(156)
(Income) loss from investments in unconsolidated affiliates	(15)	16	(31)
Distributions from unconsolidated affiliates	30	34	(4)
Non-cash foreign currency exchange losses	23	118	(95)
Other non-cash impairment charges	68	5	63
Net changes in working capital and other	(968)	(720)	(248)
Net cash provided by operating activities	$3,094	$4,118	$(1,024)	(25)%
Capital expenditures, including capitalized software and other intangibles	$1,438	$1,321	$117	9%
Our operating cash flow was $3.1 billion in the first nine months of 2026, a decrease of 25% compared with $4.1 billion in the first nine months of 2025. The decrease was primarily attributable to lower profitability, along with higher use of working capital compared to the first nine months of 2025, including timing of accounts payable and income tax payments.
Our current policy is to use our operating cash flow primarily to fund capital expenditures, merchant and settlement anticipation cash advances, acquisitions, debt repayment and share repurchases rather than to pay dividends. Our capital expenditures were approximately 9% and 8% of our total revenue for the first nine months of 2026 and 2025, respectively.
Share Repurchases
There were no repurchases of our common stock during the third quarter of 2026. We repurchased 7.2 million shares of our common stock for $1.0 billion during the third quarter of 2025. We repurchased 5.0 million shares of our common stock for $300 million and 29.1 million shares of our common stock for $5.4 billion during the first nine months of 2026 and 2025, respectively. On February 19, 2025, our board of directors authorized the purchase of up to 60.0 million shares of our common stock. This authorization does not expire. As of September 30, 2026, we had approximately 40.8 million shares remaining under our existing repurchase authorization. Shares repurchased are generally held for issuance in connection with our equity plans.
We expect to repurchase $500 million of our common stock during the fourth quarter of 2026 under our existing share repurchase authorization.
Acquisitions, Dispositions and Other Transactions
Acquisitions of Businesses
We acquired StoneCastle, TD Merchant Canada, SCG, CardFree, Money Money, Pinch Payments, CCV, and Payfare in 2025 for aggregate consideration of $857 million, net of $84 million of acquired cash and including deferred payments and earn-out provisions with an estimated fair value of $35 million. We funded these acquisitions by utilizing a combination of available cash and commercial paper. The results of operations for these acquired businesses are included in our consolidated results from the respective dates of acquisition.
Disposition of Businesses and Other Transactions
We completed the sales of our student loan servicing business and a 51% controlling financial interest in our MoneyPass Network, ATM Managed Services and Cash Intelligence businesses in the third quarter of 2026 for aggregate net consideration of $187 million, of which $150 million was received in cash as of September 30, 2026 plus contingent earn-out provisions of up to $52 million, which will be recognized upon realization. The net cash proceeds from these dispositions were used for general corporate purposes, including the repayment of debt. The results of operations for these divested businesses are included in our consolidated results through the respective dates of disposition. We account for our retained 49% noncontrolling ownership interest in MoneyPass Group under the equity method and, in connection with this transaction, entered into a services agreement to provide certain processing and other support services to MoneyPass Group for defined service fees.
In May 2026, we entered into asset purchase and sale agreements with certain third parties providing for the monthly sale of certain future credit card receivables originated under our merchant cash advance programs. Aggregate proceeds from the sales of merchant cash advance receivables under these arrangements were $141 million and $293 million during the three and nine months ended September 30, 2026, respectively. The proceeds from these sales were primarily used to pay down indebtedness. Monthly sales of future credit card receivables under these agreements are expected to occur throughout the foreseeable future.
In the first quarter of 2026, we entered into sale leaseback arrangements for certain of our facilities for an aggregate net sales price of $201 million. The proceeds, which were received in the first half of 2026, were primarily used for general corporate purposes, including the repayment of debt.
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

Indebtedness
Our debt consisted of the following at:

(In millions)	September 30, 2026	December 31, 2025
Short-term and current maturities of long-term debt:
Foreign lines of credit	$641	$762
Finance lease and other financing obligations	613	477
Total short-term and current maturities of long-term debt	$1,254	$1,239

Long-term debt:
3.200% senior notes due July 2026	$—	$2,000
5.150% senior notes due March 2027	234	750
2.250% senior notes due June 2027	1,000	1,000
1.125% senior notes due July 2027 (Euro-denominated)	569	589
5.450% senior notes due March 2028	900	900
2.875% senior notes due June 2028 (Euro-denominated)	852	883
5.375% senior notes due August 2028	700	700
4.200% senior notes due October 2028	1,000	1,000
3.500% senior notes due July 2029	3,000	3,000
4.750% senior notes due March 2030	850	850
2.650% senior notes due June 2030	1,000	1,000
1.625% senior notes due July 2030 (Euro-denominated)	569	589
3.750% senior notes due October 2030 (Euro-denominated)	569	—
4.550% senior notes due February 2031	1,000	1,000
5.350% senior notes due March 2031	500	500
4.500% senior notes due May 2031 (Euro-denominated)	910	942
3.000% senior notes due July 2031 (British Pound-denominated)	696	709
3.500% senior notes due June 2032 (Euro-denominated)	880	912
5.600% senior notes due March 2033	900	900
5.625% senior notes due August 2033	1,300	1,300
5.450% senior notes due March 2034	750	750
4.250% senior notes due June 2034 (Euro-denominated)	569	—
5.150% senior notes due August 2034	900	900
5.250% senior notes due August 2035	1,000	1,000
4.000% senior notes due June 2036 (Euro-denominated)	738	765
4.400% senior notes due July 2049	1,006	2,000
U.S. dollar commercial paper notes	1,063	326
Euro commercial paper notes	547	839
Revolving credit facility	240	188
Unamortized discount and deferred financing costs	(142)	(169)
Fair value hedge accounting adjustments	(99)	—
Finance lease and other financing obligations	1,808	1,635
Total long-term debt	$25,809	$27,758
In June 2026, we completed the public offering and issuance of €1.0 billion of senior notes, comprised of €500 million aggregate principal amount of 3.750% senior notes due in October 2030 and €500 million aggregate principal amount of 4.250% senior notes due in June 2034. We used the net proceeds from this senior notes offering, together with proceeds from the sale of U.S. dollar commercial paper and cash from operations, to purchase through a cash tender offer and open market repurchase a portion of our outstanding 5.150% senior notes due in March 2027 (the “2027 notes”) and 4.400% senior notes due in July 2049 (the “2049 notes”). Upon expiration of the cash tender offer, $1.3 billion of aggregate net book value of the 2027 and 2049 notes was tendered and accepted for purchase for total consideration of $1.2 billion paid to holders. Additionally, $28 million of aggregate net book value of the 2049 notes was retired through an open market repurchase for total consideration of $23 million paid to holders. During the third quarter of 2026, an additional $147 million of aggregate net book value of the 2049 notes was retired through open market repurchases for total consideration of $118 million paid to holders.
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
At September 30, 2026, our debt consisted primarily of fixed-rate senior notes in the aggregate principal amount of $22.4 billion. Interest on our U.S. dollar-denominated senior notes is paid semi-annually, while interest on our Euro and British Pound-denominated senior notes is paid annually. Interest on our revolving credit facility and commercial paper notes is generally paid weekly, or more frequently on occasion. A portion of our senior notes, in the aggregate notional amount of $1.5 billion, are designated as fair value hedges through fixed-to-floating interest rate swap contracts, which economically changes the hedged notes to variable rate debt. The fair value adjustments associated with our hedged senior notes, as reflected in the table above, are offset by the change in the fair value of the fixed-to-floating interest rate swap contracts.
At September 30, 2026, the 5.150% senior notes due in March 2027, 2.250% senior notes due in June 2027, and 1.125% senior notes due in July 2027 were classified in the consolidated balance sheet as long-term, as we have the intent to refinance this debt on a long-term basis, and the ability to do so under our commercial paper programs and revolving credit facility. Outstanding borrowings under the commercial paper programs are also classified in the consolidated balance sheet as long-term, as we have the intent to refinance this commercial paper on a long-term basis through the continued issuance of new commercial paper upon maturity, and also have the ability to refinance such commercial paper under our revolving credit facility.
Variable Rate Debt
Our variable rate debt consisted of the following at September 30, 2026:

(In millions)	Maturity	Weighted-Average Interest Rate	Outstanding Borrowings
Foreign lines of credit	various	16.548%	$641
U.S. dollar commercial paper notes	various	4.102%	1,063
Euro commercial paper notes	various	2.747%	547
Revolving credit facility	August 2030	4.895%	240
Total variable rate debt		7.082%	$2,491

We maintain various short-term lines of credit and other borrowing arrangements with foreign banks and alliance partners primarily to fund merchant settlement advances associated with operations in Latin America through our settlement anticipation program. The following table provides a summary of the outstanding borrowings and weighted average interest rates of our foreign lines of credit and other borrowing arrangements by country at September 30, 2026:

	Weighted-Average Interest Rate	Outstanding Borrowings (In millions)
Argentina	24.607%	$243
Brazil	14.200%	262
Uruguay and Other	6.716%	136
Total	16.548%	$641
We offer advanced funding of settlement activity associated with operations in Latin America through our settlement anticipation program by utilizing local operating cash and various short-term lines of credit. We sell, without recourse, certain of these settlement anticipation cash advances within our Latin American operations. In the event we are unable to continue to borrow in the local Latin America markets, we may fund future advances with our consolidated cash and cash equivalents and available capacity under our revolving credit facility.
We maintain unsecured U.S. dollar and Euro commercial paper programs with various maturities generally ranging from one day to four months. Outstanding borrowings under our commercial paper programs bear interest based on the prevailing rates at the time of issuance.
We also maintain a senior unsecured multicurrency revolving credit facility, which matures in August 2030 and provides for a maximum aggregate principal amount of availability of $8.0 billion. Borrowings under the credit facility bear interest at a variable base rate, determined by the term and currency of the borrowing, plus a specified margin based on our long-term debt rating. Outstanding borrowings under the revolving credit facility were $240 million at September 30, 2026. We are required to pay a facility fee based on the aggregate commitments in effect under the credit agreement from time to time.
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
The revolving credit facility contains various restrictions and covenants that require us to, among other things, limit our consolidated indebtedness as of the end of each fiscal quarter to no more than 3.75 times our consolidated net income (loss) before interest, taxes, depreciation, amortization, non-cash charges and expenses and certain other adjustments during the period of four fiscal quarters then ended, subject to certain exceptions.
During the first nine months of 2026, we were in compliance with all financial debt covenants. Our ability to meet future debt covenant requirements will depend on our continued ability to generate earnings and cash flows. We expect to remain in compliance with all terms and conditions associated with our outstanding debt, including financial debt covenants.
Debt Guarantees
We maintain noncontrolling ownership interests in Sagent M&C, LLC (“Sagent”) and defi SOLUTIONS Group, LLC (“defi”) (collectively, the “Lending Joint Ventures”) and have previously guaranteed the debt of the Lending Joint Ventures. In September 2026, defi refinanced its then existing debt facilities with a syndicate of banks, which provided for the full termination and release of the Fiserv, Inc. debt guarantee. Additionally, in September 2026, we extended our debt guarantee of Sagent’s existing debt facilities (which currently mature in April 2027) through March 2030. Sagent maintains a variable-rate term loan facility with outstanding borrowings of $219 million in senior unsecured debt at September 30, 2026 and a variable-rate revolving credit facility with a borrowing capacity of $43 million with a syndicate of banks. There were $29 million of outstanding borrowings on the revolving credit facility at September 30, 2026.
We maintained a liability of $2 million at September 30, 2026 for the estimated fair value of our non-contingent obligation to stand ready to perform over the term of the Sagent guarantee arrangement, which will be amortized in future periods over the contractual term of the related debt. In addition, we maintained a contingent liability of $2 million at September 30, 2026, representing the current expected credit losses to which we are exposed. This contingent liability is estimated based on certain financial metrics of Sagent and historical industry data, which is used to develop assumptions of the likelihood the guaranteed party will default and the level of credit losses in the event a default occurs. We have not made any payments under the guarantee, nor have we been called upon to do so, and do not anticipate that Sagent will fail to fulfill its existing debt obligation.
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
The table below details our cash and cash equivalents held at:

(In millions)	September 30, 2026	December 31, 2025
Available	$193	$342
Unavailable (1)	352	456
Total	$545	$798
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
Our exposure to foreign currency exchange risks generally arises from our international operations to the extent they are conducted in local currency. The major currencies to which we are exposed are the Argentine Peso, Brazilian Real, British Pound, Euro and Indian Rupee. Changes in the value of underlying monetary assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions in highly inflationary economies may result in foreign currency exchange losses. We also have exposure to risks related to currency devaluation in certain countries, which may negatively impact our international operating results if there is a prolonged devaluation of local currencies relative to the U.S. dollar or if the economic conditions in these countries decline. In April 2025, the Argentine government announced economic policy changes, including the removal of certain currency controls, resulting in a significant devaluation of the Argentine Peso. Additionally, the Argentine Peso experienced significant volatility during 2025 due to the economic landscape in Argentina. The remeasurement of monetary assets and liabilities of subsidiaries located in Argentina, a highly inflationary economy, resulted in foreign currency exchange losses of $14 million and $53 million for the three months ended September 30, 2026 and 2025, respectively, and $23 million and $117 million for the nine months ended September 30, 2026 and 2025, respectively, which is included within other income (expense), net in the consolidated statements of income (loss).
Additional information about market risks to which we are exposed is included within Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes to our quantitative and qualitative analyses about market risk during the nine months ended September 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 17, Commitments and Contingencies – Litigation and Investigation Matters, which is incorporated by reference in response to this item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 19, 2025, our board of directors authorized the purchase of up to 60.0 million shares of our common stock. This authorization does not expire. There were no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended September 30, 2026. As of September 30, 2026, the maximum number of shares that may yet be purchased under the program was 40,840,735.
ITEM 5. OTHER INFORMATION
(c) During the three months ended September 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.
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
______________________
*    Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iii) the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Notes to Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISERV, INC.

Date:	November 4, 2026	By:	/s/ Paul M. Todd
Paul M. Todd
Chief Financial Officer

Date:	November 4, 2026	By:	/s/ Kenneth F. Best
Kenneth F. Best
Chief Accounting Officer